Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Indianapolis
filed 2014-11-07
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2014
Class B Stock, par value $100	17,533,151

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	September 30, 2014	December 31, 2013
Assets:
Cash and Due from Banks	$4,444,619	$3,318,564
Interest-Bearing Deposits	285	485
Available-for-Sale Securities (Notes 3 and 5)	3,574,036	3,632,835
Held-to-Maturity Securities (Estimated Fair Values of $7,190,400 and $7,244,318, respectively) (Notes 4 and 5)	7,072,395	7,146,250
Advances (Note 6)	19,324,702	17,337,418
Mortgage Loans Held for Portfolio, net of allowance for loan losses of $(3,000) and $(4,500), respectively (Notes 7 and 8)	6,471,714	6,189,804
Accrued Interest Receivable	79,329	79,072
Premises, Software, and Equipment, net	37,878	36,278
Derivative Assets, net (Note 9)	18,989	7,214
Other Assets	14,208	38,270

Total Assets	$41,038,155	$37,786,190

Liabilities:
Deposits	$1,020,313	$1,066,632
Consolidated Obligations (Note 10):
Discount Notes	10,105,640	7,434,890
Bonds	26,914,095	26,583,925
Total Consolidated Obligations	37,019,735	34,018,815
Accrued Interest Payable	82,089	80,757
Affordable Housing Program Payable (Note 11)	41,685	42,778
Derivative Liabilities, net (Note 9)	92,009	109,744
Mandatorily Redeemable Capital Stock (Note 12)	16,137	16,787
Other Liabilities	183,096	67,074
Total Liabilities	38,455,064	35,402,587

Commitments and Contingencies (Note 16)

Capital (Note 12):
Capital Stock Putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 17,223 and 16,058, respectively	1,722,322	1,605,796
Class B-2 issued and outstanding shares: 34 and 41, respectively	3,364	4,135
Total Capital Stock Putable	1,725,686	1,609,931
Retained Earnings:
Unrestricted	694,433	666,515
Restricted	105,548	85,437
Total Retained Earnings	799,981	751,952
Total Accumulated Other Comprehensive Income (Note 13)	57,424	21,720
Total Capital	2,583,091	2,383,603

Total Liabilities and Capital	$41,038,155	$37,786,190

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income:
Advances	$26,392	$30,531	$78,951	$93,763
Prepayment Fees on Advances, net	617	273	1,678	8,127
Interest-Bearing Deposits	52	87	166	476
Securities Purchased Under Agreements to Resell	6	71	163	954
Federal Funds Sold	553	380	1,249	1,572
Available-for-Sale Securities	6,715	6,983	19,726	23,440
Held-to-Maturity Securities	32,999	34,998	96,422	106,008
Mortgage Loans Held for Portfolio, net	58,893	59,763	173,404	186,186
Other Interest Income, net	(112)	574	423	1,121
Total Interest Income	126,115	133,660	372,182	421,647
Interest Expense:
Consolidated Obligation Discount Notes	2,021	1,732	4,770	6,101
Consolidated Obligation Bonds	76,689	77,552	229,041	235,630
Deposits	18	25	63	70
Mandatorily Redeemable Capital Stock	129	2,225	874	6,713
Total Interest Expense	78,857	81,534	234,748	248,514

Net Interest Income	47,258	52,126	137,434	173,133
Provision for (Reversal of) Credit Losses	(126)	314	(916)	(3,451)

Net Interest Income After Provision for Credit Losses	47,384	51,812	138,350	176,584

Other Income (Loss):
Total Other-Than-Temporary Impairment Losses	—	—	—	—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income, net	(42)	—	(270)	(1,924)
Net Other-Than-Temporary Impairment Losses, credit portion	(42)	—	(270)	(1,924)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	—	17,135
Net Gains (Losses) on Derivatives and Hedging Activities	677	(125)	6,783	10,671
Service Fees	220	225	662	684
Standby Letters of Credit Fees	114	119	407	873
Other, net (Note 16)	5,851	332	15,085	1,024
Total Other Income (Loss)	6,820	551	22,667	28,463

Other Expenses:
Compensation and Benefits	10,084	14,101	30,598	33,153
Other Operating Expenses	5,126	4,520	13,622	13,002
Federal Housing Finance Agency	626	550	2,044	1,914
Office of Finance	544	640	1,987	2,104
Other	307	354	943	925
Total Other Expenses	16,687	20,165	49,194	51,098

Income Before Assessments	37,517	32,198	111,823	153,949

Affordable Housing Program Assessments	3,765	3,442	11,270	16,066

Net Income	$33,752	$28,756	$100,553	$137,883

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Income	$33,752	$28,756	$100,553	$137,883

Other Comprehensive Income:
Net Change in Unrealized Gains (Losses) on Available-for-Sale Securities	9,696	2,392	22,273	(9,468)

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities:
Reclassification of Non-Credit Portion to Other Income (Loss)	42	—	270	1,924
Net Change in Fair Value Not in Excess of Cumulative Non-Credit Losses	(46)	(84)	(227)	35,095
Unrealized Gains (Losses)	569	2,474	13,442	7,615
Reclassification of Net Realized Gains From Sale to Other Income (Loss)	—	—	—	(17,135)
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Available-for-Sale Securities	565	2,390	13,485	27,499

Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities:
Accretion of Non-Credit Portion	22	18	54	55
Net Non-Credit Portion of Other-Than-Temporary Impairment Losses on Held-to-Maturity Securities	22	18	54	55

Pension Benefits, net	(36)	6,175	(108)	6,874

Total Other Comprehensive Income	10,247	10,975	35,704	24,960

Total Comprehensive Income	$43,999	$39,731	$136,257	$162,843

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2013 and 2014
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2012	16,343	$1,634,300	$549,773	$41,827	$591,600	$(10,058)	$2,215,842

Total Comprehensive Income	—	—	110,306	27,577	137,883	24,960	162,843

Proceeds from Sale of Capital Stock	1,451	145,156	—	—	—	—	145,156
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	(954)	(95,441)	—	—	—	—	(95,441)

Distributions on Mandatorily Redeemable Capital Stock	—	—	(137)	—	(137)	—	(137)
Cash Dividends on Capital Stock (3.50% annualized)	—	—	(42,756)	—	(42,756)	—	(42,756)

Balance, September 30, 2013	16,840	$1,684,015	$617,186	$69,404	$686,590	$14,902	$2,385,507

Balance, December 31, 2013	16,099	$1,609,931	$666,515	$85,437	$751,952	$21,720	$2,383,603

Total Comprehensive Income	—	—	80,442	20,111	100,553	35,704	136,257

Proceeds from Sale of Capital Stock	1,159	115,902	—	—	—	—	115,902
Repurchase/Redemption of Capital Stock	(1)	(100)	—	—	—		(100)
Shares Reclassified (to) from Mandatorily Redeemable Capital Stock, net	—	(47)	—	—	—		(47)

Cash Dividends on Capital Stock (4.33% annualized)	—	—	(52,524)	—	(52,524)	—	(52,524)

Balance, September 30, 2014	17,257	$1,725,686	$694,433	$105,548	$799,981	$57,424	$2,583,091

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Income	$100,553	$137,883
Adjustments to reconcile Net Income to Net Cash provided by Operating Activities:
Amortization and Depreciation	14,318	74,755
Prepayment Fees on Advances, net of related swap termination fees	(475)	(4,335)
Changes in Net Derivative and Hedging Activities	41,733	33,983
Net Other-Than-Temporary Impairment Losses, credit portion	270	1,924
Provision for (Reversal of) Credit Losses	(916)	(3,451)
Net Realized Gains from Sale of Available-for-Sale Securities	—	(17,135)
Changes in:
Accrued Interest Receivable	(216)	5,626
Other Assets	17,038	7,526
Accrued Interest Payable	1,332	7,088
Other Liabilities	13,883	1,141
Total Adjustments, net	86,967	107,122

Net Cash provided by Operating Activities	187,520	245,005

Investing Activities:
Changes in:
Interest-Bearing Deposits	101,874	280,168
Securities Purchased Under Agreements to Resell	—	550,000
Federal Funds Sold	—	1,865,000
Purchases of Premises, Software, and Equipment	(3,787)	(7,781)
Available-for-Sale Securities:
Proceeds from Maturities	65,799	64,978
Proceeds from Sales	—	129,471
Held-to-Maturity Securities:
Proceeds from Maturities	745,720	835,899
Purchases	(574,885)	(696,238)
Advances:
Principal Collected	51,216,136	31,058,385
Disbursed to Members	(53,260,098)	(32,041,661)
Mortgage Loans Held for Portfolio:
Principal Collected	660,265	1,095,371
Purchases of Loans from Members and Participation Interests from Other Federal Home Loan Banks	(945,230)	(1,263,177)

Net Cash provided by (used in) Investing Activities	(1,994,206)	1,870,415

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Financing Activities:
Changes in Deposits	(47,099)	(671,842)
Net Payments on Derivative Contracts with Financing Elements	(46,171)	(54,118)
Net Proceeds from Issuance of Consolidated Obligations:
Discount Notes	35,623,619	52,000,451
Bonds	15,948,090	16,351,138
Payments for Matured and Retired Consolidated Obligations:
Discount Notes	(32,952,279)	(53,119,138)
Bonds	(15,656,000)	(16,024,425)
Other Federal Home Loan Banks:
Proceeds from Borrowings	22,000	427,000
Payments for Maturities	(22,000)	(427,000)
Proceeds from Sale of Capital Stock	115,902	145,156
Payments for Redemption/Repurchase of Mandatorily Redeemable Capital Stock	(697)	(290,975)
Payments for Redemption/Repurchase of Capital Stock	(100)	—
Cash Dividends Paid on Capital Stock	(52,524)	(42,756)

Net Cash provided by (used in) Financing Activities	2,932,741	(1,706,509)

Net Increase in Cash and Due from Banks	1,126,055	408,911

Cash and Due from Banks at Beginning of Period	3,318,564	105,472

Cash and Due from Banks at End of Period	$4,444,619	$514,383

Supplemental Disclosures:
Interest Paid	$224,198	$250,138
Affordable Housing Program Payments	12,363	10,654
Capitalized Interest on Certain Held-to-Maturity Securities	2,459	6,562
Par Value of Shares Reclassified to Mandatorily Redeemable Capital Stock, net	47	95,441
Net Transfers of Mortgage Loans to Real Estate Owned	117	—

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2013 Form 10-K. There have been no material changes to these policies through September 30, 2014.

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

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at September 30, 2014 or December 31, 2013.

Note 2 - Recently Adopted and Issued Accounting Guidance

Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early adoption is permitted. This guidance is not expected to affect our financial condition, results of operations and cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance becomes effective for the first interim or annual period beginning after December 15, 2014, and early adoption is prohibited. The changes in accounting for transactions outstanding on the effective date are required to be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early application is not permitted. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, retrospectively to each prior reporting period presented; or (ii) a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014 and may be adopted under either the modified retrospective transition method or the prospective transition method. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations and cash flows is not expected to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention ("AB-2012-02"). The guidance establishes a standard and uniform methodology for adversely classifying certain assets other than investment securities and prescribes the timing of asset charge-offs based on these classifications. Such accounting guidance differs from our current methodology and accounting policy, particularly in that, among other differences, AB 2012-02 states that, with certain exceptions, any loss exposure on a loan more than 180 days past due should be adversely classified and charged off. The Finance Agency has stated that, when a loan is 180 days delinquent, their review of the data indicates that, under most circumstances, the likelihood of full repayment is remote. The charge-off amount is generally the excess of the loan balance over the fair value of the underlying property, less costs to sell, and adjusted for credit enhancements. AB-2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extended the effective date for classification purposes to January 1, 2014 and the effective date for financial reporting purposes to January 1, 2015. We implemented the classification methodology effective January 1, 2014, which did not have an effect on our financial condition, results of operations, or cash flows. We do not expect the implementation of the financial reporting guidance, effective January 1, 2015, to have a material effect on our financial condition, results of operations or cash flows.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2014	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,132,599	$—	$22,590	$—	$3,155,189
Private-label RMBS	379,426	(192)	39,613	—	418,847
Total AFS securities	$3,512,025	$(192)	$62,203	$—	$3,574,036

December 31, 2013
GSE and TVA debentures	$3,162,833	$—	$6,623	$(6,306)	$3,163,150
Private-label RMBS	443,749	(234)	26,170	—	469,685
Total AFS securities	$3,606,582	$(234)	$32,793	$(6,306)	$3,632,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$—	$—	$—	$—	$—	$—
Private-label RMBS	—	—	5,869	(192)	5,869	(192)
Total impaired AFS securities	$—	$—	$5,869	$(192)	$5,869	$(192)

December 31, 2013
GSE and TVA debentures	$880,095	$(6,306)	$—	$—	$880,095	$(6,306)
Private-label RMBS	—	—	7,135	(234)	7,135	(234)
Total impaired AFS securities	$880,095	$(6,306)	$7,135	$(234)	$887,230	$(6,540)

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

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$2,492,564	$2,506,984	$2,046,472	$2,052,348
Due after five years through ten years	640,035	648,205	1,083,608	1,078,558
Due after ten years	—	—	32,753	32,244
Total Non-MBS	3,132,599	3,155,189	3,162,833	3,163,150
Total MBS	379,426	418,847	443,749	469,685
Total AFS securities	$3,512,025	$3,574,036	$3,606,582	$3,632,835

Realized Gains and Losses. There were no sales of AFS securities during the three and nine months ended September 30, 2014. However, on April 4, 2013, we sold six OTTI AFS securities, only one of which was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for this security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales of AFS Securities	2014	2013	2014	2013
Proceeds from sale	$—	$—	$—	$129,471

Previously recognized OTTI credit losses including accretion	—	—	—	38,806

Gross realized gains	—	—	—	17,135
Gross realized losses	—	—	—	—
Net Realized Gains from Sale of Available-for-Sale Securities	$—	$—	$—	$17,135

As of September 30, 2014, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities:

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2014	Cost (1)	OTTI	Value (2)	Gains (3)	Losses (3)	Fair Value
GSE debentures	$268,999	$—	$268,999	$257	$—	$269,256
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,042,915	—	3,042,915	40,774	(2,365)	3,081,324
GSE RMBS	3,635,901	—	3,635,901	83,087	(2,005)	3,716,983
Private-label RMBS	111,369	—	111,369	566	(1,095)	110,840
Manufactured housing loan ABS	11,618	—	11,618	—	(1,241)	10,377
Home equity loan ABS	1,780	(187)	1,593	112	(85)	1,620
Total RMBS and ABS	6,803,583	(187)	6,803,396	124,539	(6,791)	6,921,144
Total HTM securities	$7,072,582	$(187)	$7,072,395	$124,796	$(6,791)	$7,190,400

December 31, 2013
GSE debentures	$268,998	$—	$268,998	$399	$—	$269,397
RMBS and ABS:
Other U.S. obligations -guaranteed RMBS	3,119,458	—	3,119,458	45,171	(7,406)	3,157,223
GSE RMBS	3,592,695	—	3,592,695	70,572	(6,554)	3,656,713
Private-label RMBS	150,287	—	150,287	185	(2,663)	147,809
Manufactured housing loan ABS	12,933	—	12,933	—	(1,590)	11,343
Home equity loan ABS	2,120	(241)	1,879	67	(113)	1,833
Total RMBS and ABS	6,877,493	(241)	6,877,252	115,995	(18,326)	6,974,921
Total HTM securities	$7,146,491	$(241)	$7,146,250	$116,394	$(18,326)	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

(3)	Represents the difference between estimated fair value and carrying value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at September 30, 2014 or December 31, 2013.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$—	$—	$719,220	$(2,365)	$719,220	$(2,365)
GSE RMBS	325,911	(1,562)	91,784	(443)	417,695	(2,005)
Private-label RMBS	4,477	(7)	45,271	(1,088)	49,748	(1,095)
Manufactured housing loan ABS	—	—	10,377	(1,241)	10,377	(1,241)
Home equity loan ABS	—	—	1,621	(160)	1,621	(160)
Total RMBS and ABS	330,388	(1,569)	868,273	(5,297)	1,198,661	(6,866)
Total impaired HTM securities	$330,388	$(1,569)	$868,273	$(5,297)	$1,198,661	$(6,866)

December 31, 2013
RMBS and ABS:
Other U.S. obligations - guaranteed RMBS	$1,094,158	$(3,365)	$546,459	$(4,041)	$1,640,617	$(7,406)
GSE RMBS	1,338,255	(6,542)	6,766	(12)	1,345,021	(6,554)
Private-label RMBS	61,059	(561)	58,363	(2,102)	119,422	(2,663)
Manufactured housing loan ABS	—	—	11,343	(1,590)	11,343	(1,590)
Home equity loan ABS	—	—	1,833	(287)	1,833	(287)
Total RMBS and ABS	2,493,472	(10,468)	624,764	(8,032)	3,118,236	(18,500)
Total impaired HTM securities	$2,493,472	$(10,468)	$624,764	$(8,032)	$3,118,236	$(18,500)

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

	September 30, 2014			December 31, 2013
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$168,999	$168,999	$169,133	$—	$—	$—
Due after one year through five years	100,000	100,000	100,123	268,998	268,998	269,397
Total Non-MBS	268,999	268,999	269,256	268,998	268,998	269,397
Total RMBS and ABS	6,803,583	6,803,396	6,921,144	6,877,493	6,877,252	6,974,921
Total HTM securities	$7,072,582	$7,072,395	$7,190,400	$7,146,491	$7,146,250	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

For the nine months ended September 30, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and the estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the three or nine months ended September 30, 2014 or the three months ended September 30, 2013.

As a result of our analysis, additional OTTI credit losses were recognized for one security for the three and nine months ended September 30, 2014 but not for the three or nine months ended September 30, 2013. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI - Significant Modeling Assumptions. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3% to an increase of 9% over a twelve-month period. For the vast majority of housing markets, the changes range from 0% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the other significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the one security that was determined to be OTTI during the three months ended September 30, 2014. The related current credit enhancement is also presented. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended September 30, 2014
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Current Credit Enhancement (1)
Prime - 2006	15.5%	16.6%	40.3%	0.0%

(1)	Weighted Average based on UPB.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit Loss Rollforward	2014	2013	2014	2013
Balance at beginning of period	$71,584	$72,287	$72,287	$109,169
Additions:
Additional credit losses for which OTTI was previously recognized (1)	42	—	270	1,924
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	—	—	(30,506)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	—	—	(8,300)
Significant increases in cash flows expected to be collected, recognized over the remaining life of the securities (2)	(938)	—	(1,869)	—
Balance at end of period	$70,688	$72,287	$70,688	$72,287

(1)
For the three months ended September 30, 2014 and 2013, relates to all securities that were impaired prior to July 1, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, relates to all securities that were impaired prior to January 1, 2014 and 2013, respectively.

(2)	Represents amounts to be accreted as interest income over the remaining life of the applicable securities.

The following table presents the classification and balances at September 30, 2014 of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	September 30, 2014
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$443,803	$379,426	$418,847
Home equity loan ABS - subprime	737	705	518	630	—	—	—
Total	$737	$705	$518	$630	$443,803	$379,426	$418,847

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of, or support from, the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of September 30, 2014 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had Advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 8.34%.

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$959	2.43	$1,092	2.50
Due in 1 year or less	6,194,403	0.64	5,952,161	0.58
Due after 1 year through 2 years	2,640,043	1.90	1,695,355	2.61
Due after 2 years through 3 years	2,383,572	1.74	2,289,954	1.59
Due after 3 years through 4 years	2,105,242	2.18	2,190,551	1.86
Due after 4 years through 5 years	1,019,474	1.94	1,803,488	2.17
Thereafter	4,832,053	1.43	3,199,181	1.93
Total Advances, par value	19,175,746	1.39	17,131,782	1.50
Fair-value hedging adjustments	126,822		181,211
Unamortized swap termination fees associated with modified Advances, net of deferred prepayment fees	22,134		24,425
Total Advances	$19,324,702		$17,337,418

Prepayments. The following table presents Advance prepayment fees and the associated swap termination fees recognized in Interest Income at the time of the prepayments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Recognized prepayment/termination fees	2014	2013	2014	2013
Prepayment fees on Advances	$593	$273	$2,010	$30,807
Associated swap termination fees	24	—	(332)	(22,680)
Prepayment Fees on Advances, net	$617	$273	$1,678	$8,127

The following table presents deferred Advance prepayment fees and deferred swap termination fees associated with those Advance prepayments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Deferred prepayment/termination fees	2014	2013	2014	2013
Deferred prepayment fees on Advances	$477	$197	$477	$12,132
Deferred associated swap termination fees	(475)	—	(475)	(7,415)
Deferred prepayment fees on Advances, net	$2	$197	$2	$4,717

At September 30, 2014 and December 31, 2013, we had $5.4 billion and $4.1 billion, respectively, of Advances that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the Advance.

At September 30, 2014 and December 31, 2013, we had putable Advances outstanding totaling $179,000 and $188,000, respectively. We had no convertible Advances outstanding at September 30, 2014 or December 31, 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents Advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Overdrawn demand and overnight deposit accounts	$959	$1,092	$959	$1,092
Due in 1 year or less	10,031,518	8,312,526	6,370,903	6,128,161
Due after 1 year through 2 years	2,804,043	1,572,105	2,611,043	1,683,855
Due after 2 years through 3 years	2,150,822	2,293,954	2,301,072	2,259,954
Due after 3 years through 4 years	1,905,242	2,052,801	2,055,242	2,091,051
Due after 4 years through 5 years	954,474	1,653,488	1,004,474	1,768,488
Thereafter	1,328,688	1,245,816	4,832,053	3,199,181
Total Advances, par value	$19,175,746	$17,131,782	$19,175,746	$17,131,782

Credit Risk Exposure and Security Terms. At September 30, 2014 and December 31, 2013, we had a total of $8.1 billion and $5.3 billion, respectively, of Advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These Advances, representing 42% and 31%, respectively, of total Advances at par outstanding on those dates, were made to five and three borrowers, respectively. At September 30, 2014 and December 31, 2013, we held $14.7 billion and $10.1 billion, respectively, of UPB of collateral to cover the Advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on Advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on Mortgage Loans Held for Portfolio:

	September 30, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,865,767	$440,964	$5,306,731
Fixed-rate medium-term (1) mortgages	960,647	81,754	1,042,401
Total Mortgage Loans Held for Portfolio, UPB	5,826,414	522,718	6,349,132
Unamortized premiums	120,107	9,514	129,621
Unamortized discounts	(8,654)	—	(8,654)
Fair-value hedging adjustments	5,144	(529)	4,615
Allowance for loan losses	(2,750)	(250)	(3,000)
Total Mortgage Loans Held for Portfolio, net	$5,940,261	$531,453	$6,471,714

	December 31, 2013
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,528,804	$457,128	$4,985,932
Fixed-rate medium-term (1) mortgages	1,012,587	86,914	1,099,501
Total Mortgage Loans Held for Portfolio, UPB	5,541,391	544,042	6,085,433
Unamortized premiums	106,346	10,917	117,263
Unamortized discounts	(11,942)	(288)	(12,230)
Fair-value hedging adjustments	4,374	(536)	3,838
Allowance for loan losses	(4,000)	(500)	(4,500)
Total Mortgage Loans Held for Portfolio, net	$5,636,169	$553,635	$6,189,804

(1)	Defined as a term of 15 years or less at origination.

	September 30, 2014
Type	MPP	MPF	Total
Conventional	$5,168,497	$418,501	$5,586,998
Government	657,917	104,217	762,134
Total Mortgage Loans Held for Portfolio, UPB	$5,826,414	$522,718	$6,349,132

	December 31, 2013
Type	MPP	MPF	Total
Conventional	$4,804,298	$435,996	$5,240,294
Government	737,093	108,046	845,139
Total Mortgage Loans Held for Portfolio, UPB	$5,541,391	$544,042	$6,085,433

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At September 30, 2014 and December 31, 2013, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At September 30, 2014 and December 31, 2013, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the nine months ended September 30, 2014 and 2013.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. Accordingly, at September 30, 2014 and December 31, 2013, no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 16 - Commitments and Contingencies.

Mortgage Loans Held for Portfolio.

Credit Enhancements.

MPP Credit Enhancements. The following table presents the impact of credit enhancements on the allowance for MPP loan losses:

MPP Credit Waterfall	September 30, 2014	December 31, 2013
Estimated losses remaining after borrower's equity, before credit enhancements	$21,873	$31,523
Portion of estimated losses recoverable from PMI	(3,273)	(4,922)
Portion of estimated losses recoverable from LRA	(4,000)	(5,072)
Portion of estimated losses recoverable from SMI	(12,049)	(18,740)
Allowance for unrecoverable PMI/SMI	199	1,211
Allowance for MPP loan losses	$2,750	$4,000

The following table presents the activity in the LRA:

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2014	2013	2014	2013
Balance of LRA, beginning of period	$49,918	$40,091	$45,330	$33,693
Additions	5,807	3,856	11,917	12,555
Claims paid	(411)	(662)	(1,664)	(2,422)
Distributions	(93)	(220)	(362)	(761)
Balance of LRA, end of period	$55,221	$43,065	$55,221	$43,065
MPF Credit Enhancements. CE Fees paid to PFIs were $99 and $90 for the three months ended September 30, 2014 and 2013, respectively, and $302 and $207 for the nine months ended September 30, 2014 and 2013, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

If losses occur in a master commitment, these losses will either be: (i) recovered through the withholding of future performance-based CE Fees from the PFI or (ii) absorbed by us in the FLA. As of September 30, 2014 and December 31, 2013, our exposure under the FLA was $3,420 and $3,338, respectively, with CE Obligations available to cover losses in excess of the FLA totaling $26,851 and $26,284, respectively. Any estimated losses that would be absorbed by the CE Obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $11 and $142 as of September 30, 2014 and December 31, 2013, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE Obligations. As of September 30, 2014 and December 31, 2013, the resulting allowance for MPF loan losses was $250 and $500, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in conventional mortgage loans by impairment methodology.

	Conventional
Rollforward of Allowance	MPP	MPF	Total
Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250
Charge-offs, net of recoveries	(124)	—	(124)
Provision for (reversal of) loan losses	(126)	—	(126)
Allowance for loan losses, September 30, 2014	$2,750	$250	$3,000

Allowance for loan losses, June 30, 2013	$5,000	$500	$5,500
Charge-offs, net of recoveries	(314)	—	(314)
Provision for (reversal of) loan losses	314	—	314
Allowance for loan losses, September 30, 2013	$5,000	$500	$5,500

Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs, net of recoveries	(575)	(9)	(584)
Provision for (reversal of) loan losses	(675)	(241)	(916)
Allowance for loan losses, September 30, 2014	$2,750	$250	$3,000

Allowance for loan losses, December 31, 2012	$9,850	$150	$10,000
Charge-offs, net of recoveries	(1,049)	—	(1,049)
Provision for (reversal of) loan losses	(3,801)	350	(3,451)
Allowance for loan losses, September 30, 2013	$5,000	$500	$5,500

	Conventional
Allowance for Loan Losses, September 30, 2014	MPP	MPF	Total
Loans collectively evaluated for impairment	$2,292	$250	$2,542
Loans individually evaluated for impairment (1)	458	—	458
Total allowance for loan losses	$2,750	$250	$3,000

Allowance for Loan Losses, December 31, 2013
Loans collectively evaluated for impairment	$3,065	$500	$3,565
Loans individually evaluated for impairment (1)	935	—	935
Total allowance for loan losses	$4,000	$500	$4,500

Recorded Investment, September 30, 2014
Loans collectively evaluated for impairment	$5,270,562	$428,405	$5,698,967
Loans individually evaluated for impairment (1)	19,137	—	19,137
Total recorded investment	$5,289,699	$428,405	$5,718,104

Recorded Investment, December 31, 2013
Loans collectively evaluated for impairment	$4,883,419	$446,796	$5,330,215
Loans individually evaluated for impairment (1)	18,355	—	18,355
Total recorded investment	$4,901,774	$446,796	$5,348,570

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal that was previously paid in full by the servicers as of September 30, 2014 and December 31, 2013 of $8,100 and $13,976, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP conventional loan allowance for loan losses includes $417 and $895 for these potential claims as of September 30, 2014 and December 31, 2013, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio:

Mortgage Loans Held for Portfolio as of September 30, 2014	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$52,697	$26,125	$925	$2,110	$81,857
Past due 60-89 days	15,006	5,813	1	358	21,178
Past due 90 days or more	54,080	2,070	1	355	56,506
Total past due	121,783	34,008	927	2,823	159,541
Total current	5,167,916	642,865	427,478	103,053	6,341,312
Total mortgage loans, recorded investment	5,289,699	676,873	428,405	105,876	6,500,853
Net unamortized premiums	(95,588)	(15,865)	(8,245)	(1,269)	(120,967)
Fair-value hedging adjustments	(4,517)	(628)	479	51	(4,615)
Accrued interest receivable	(21,097)	(2,463)	(2,138)	(441)	(26,139)
Total Mortgage Loans Held for Portfolio, UPB	$5,168,497	$657,917	$418,501	$104,217	$6,349,132

Other Delinquency Statistics as of September 30, 2014
In process of foreclosure (1)	$38,315	$—	$—	$—	$38,315
Serious delinquency rate (2)	1.02%	0.31%	—%	0.34%	0.87%
Past due 90 days or more still accruing interest (3)	$52,231	$2,070	$—	$355	$54,656
On non-accrual status	2,388	—	1	—	2,389

Mortgage Loans Held for Portfolio as of December 31, 2013	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$55,615	$38,963	$179	$382	$95,139
Past due 60-89 days	18,203	7,438	1	555	26,197
Past due 90 days or more	76,611	4,234	130	—	80,975
Total past due	150,429	50,635	310	937	202,311
Total current	4,751,345	709,032	446,486	109,010	6,015,873
Total mortgage loans, recorded investment	4,901,774	759,667	446,796	109,947	6,218,184
Net unamortized premiums	(75,381)	(19,023)	(9,126)	(1,503)	(105,033)
Fair-value hedging adjustments	(3,593)	(781)	488	48	(3,838)
Accrued interest receivable	(18,502)	(2,770)	(2,162)	(446)	(23,880)
Total Mortgage Loans Held for Portfolio, UPB	$4,804,298	$737,093	$435,996	$108,046	$6,085,433

Other Delinquency Statistics as of December 31, 2013
In process of foreclosure (1)	$47,970	$—	$—	$—	$47,970
Serious delinquency rate (2)	1.56%	0.56%	0.03%	—%	1.30%
Past due 90 days or more still accruing interest (3)	$76,099	$4,234	$—	$—	$80,333
On non-accrual status	1,174	—	130	—	1,304

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

	September 30, 2014			December 31, 2013
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$18,414	$723	$19,137	$17,407	$948	$18,355

The tables below present the pre- and post-modification amounts, which represent the amount of recorded investment as of the date the loans were modified.

Troubled Debt Restructurings at Modification Date	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$—	$—	$767	$802

Troubled Debt Restructurings at Modification Date	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
MPP conventional loans	$2,439	$2,593	$4,060	$4,306

During the three and nine months ended September 30, 2014 and 2013, certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced a payment default was $0 and $366 for the three months ended September 30, 2014 and 2013, respectively, and $0 and $911 for the nine months ended September 30, 2014 and 2013, respectively. For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

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

	September 30, 2014			December 31, 2013
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$18,414	$18,248	$—	$17,407	$17,239	$—
MPP conventional loans with allowance for loan losses	723	710	41	948	928	40
Total	$19,137	$18,958	$41	$18,355	$18,167	$40

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,843	$267	$17,447	$253
MPP conventional loans with allowance for loan losses	725	10	1,143	17
Total	$19,568	$277	$18,590	$270

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,389	$798	$16,396	$708
MPP conventional loans with allowance for loan losses	728	40	1,142	82
Total	$19,117	$838	$17,538	$790

There were no MPF TDRs during the three or nine months ended September 30, 2014 or 2013.

Real Estate Owned. We had no MPF REO recorded in Other Assets on the Statement of Condition at September 30, 2014 or December 31, 2013. During the three months ended September 30, 2014, we liquidated the MPF REO of $117 that was transferred to Other Assets earlier in 2014.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2014	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$28,823,647	$87,484	$375,642
Total derivatives designated as hedging instruments	28,823,647	87,484	375,642
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,454,721	470	1,561
Interest-rate caps/floors	340,500	295	—
Interest-rate forwards	159,700	76	46
MDCs	159,004	250	40
Total derivatives not designated as hedging instruments	2,113,925	1,091	1,647
Total derivatives before adjustments	$30,937,572	88,575	377,289
Netting adjustments		(81,449)	(81,449)
Cash collateral and related accrued interest		11,863	(203,831)
Total adjustments (1)		(69,586)	(285,280)
Total derivatives, net		$18,989	$92,009

December 31, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,758,882	$125,431	$540,995
Total derivatives designated as hedging instruments	26,758,882	125,431	540,995
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,344,743	823	5,706
Interest-rate caps/floors	340,500	1,327	—
Interest-rate forwards	61,300	233	11
MDCs	58,797	12	246
Total derivatives not designated as hedging instruments	2,805,340	2,395	5,963
Total derivatives before adjustments	$29,564,222	127,826	546,958
Netting adjustments		(119,488)	(119,488)
Cash collateral and related accrued interest		(1,124)	(317,726)
Total adjustments (1)		(120,612)	(437,214)
Total derivatives, net		$7,214	$109,744

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

We record derivative instruments, related cash collateral received or pledged, including initial and variation margin, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when we have met the netting requirements. The following table presents separately the estimated fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	September 30, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$81,997	$361,157	$122,411	$544,014
Cleared derivatives	6,252	16,046	5,170	2,687
Total gross recognized amount	88,249	377,203	127,581	546,701
Gross amounts of netting adjustments, cash collateral and related accrued interest
Bilateral derivatives	(81,449)	(269,234)	(121,425)	(434,527)
Cleared derivatives	11,863	(16,046)	813	(2,687)
Total gross amounts of netting adjustments, cash collateral and related accrued interest	(69,586)	(285,280)	(120,612)	(437,214)
Net amounts after netting adjustments, cash collateral and related accrued interest
Bilateral derivatives	548	91,923	986	109,487
Cleared derivatives	18,115	—	5,983	—
Total net amounts after netting adjustments, cash collateral and related accrued interest	18,663	91,923	6,969	109,487
Derivative instruments not meeting netting requirements (1)	326	86	245	257
Total derivatives, at estimated fair value	$18,989	$92,009	$7,214	$109,744

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of Net Gains (Losses) on Derivatives and Hedging Activities reported in Other Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2014	2013	2014	2013
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$233	$(1,353)	$(3,286)	$8,596
Total net gain (loss) related to fair-value hedge ineffectiveness	233	(1,353)	(3,286)	8,596
Net gain (loss) on derivatives not designated as hedging instruments:
Interest-rate swaps	(1,868)	62	3,903	5,002
Interest-rate caps/floors	(158)	(405)	(1,033)	189
Interest-rate forwards	(365)	334	(3,790)	6,119
Net interest settlements	2,955	194	8,395	(4,063)
MDCs	(120)	1,043	2,594	(5,172)
Total net gain (loss) on derivatives not designated as hedging instruments	444	1,228	10,069	2,075
Net Gains (Losses) on Derivatives and Hedging Activities	$677	$(125)	$6,783	$10,671

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on Net Interest Income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2014	Derivative	Item	Ineffectiveness	Income (1)
Advances	$45,658	$(45,938)	$(280)	$(38,558)
AFS securities	29,428	(29,991)	(563)	(24,487)
CO Bonds	(13,614)	14,690	1,076	16,447
Total	$61,472	$(61,239)	$233	$(46,598)

Three Months Ended September 30, 2013
Advances	$(8,893)	$7,160	$(1,733)	$(50,794)
AFS securities	3,694	(3,524)	170	(24,196)
CO Bonds	15,723	(15,513)	210	21,350
Total	$10,524	$(11,877)	$(1,353)	$(53,640)

Nine Months Ended September 30, 2014
Advances	$24,525	$(24,358)	$167	$(111,842)
AFS securities	21,569	(22,010)	(441)	(73,508)
CO Bonds	40,374	(43,386)	(3,012)	54,634
Total	$86,468	$(89,754)	$(3,286)	$(130,716)

Nine Months Ended September 30, 2013
Advances	$197,316	$(194,821)	$2,495	$(154,036)
AFS securities	124,730	(122,879)	1,851	(72,335)
CO Bonds	(97,336)	101,586	4,250	64,681
Total	$224,710	$(216,114)	$8,596	$(161,690)

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

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2014 was $283,752 for which we have posted collateral, including accrued interest, with an estimated fair value of $191,855 in the normal course of business. In addition, we held other bilateral derivative instruments in a net liability position of $86 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $858 of collateral (at estimated fair value) to our bilateral derivative counterparties at September 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at September 30, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Although we are primarily liable for our portion of Consolidated Obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of the principal and interest on all Consolidated Obligations of each of the FHLBanks. The par values of the 12 FHLBanks' outstanding Consolidated Obligations totaled $816.9 billion and $766.8 billion at September 30, 2014 and December 31, 2013, respectively.

Discount Notes. Our participation in Discount Notes, all of which are due within one year of issuance, was as follows:

Discount Notes	September 30, 2014	December 31, 2013
Book value	$10,105,640	$7,434,890
Par value	10,107,866	7,435,940

Weighted average effective interest rate	0.10%	0.12%

CO Bonds. The following table presents our participation in CO Bonds outstanding by contractual maturity:

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$12,548,950	0.40	$12,459,650	0.43
Due after 1 year through 2 years	2,390,500	1.18	1,940,550	1.27
Due after 2 years through 3 years	2,061,850	1.30	1,359,400	1.93
Due after 3 years through 4 years	2,208,500	1.93	1,539,200	2.08
Due after 4 years through 5 years	1,014,300	2.44	1,690,100	1.56
Thereafter	6,710,000	3.04	7,654,200	2.92
Total CO Bonds, par value	26,934,100	1.40	26,643,100	1.45
Unamortized premiums	26,589		32,455
Unamortized discounts	(15,468)		(16,031)
Fair-value hedging adjustments	(31,126)		(75,599)
Total CO Bonds	$26,914,095		$26,583,925

The following tables present our participation in CO Bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	September 30, 2014	December 31, 2013
Non-callable / non-putable	$18,922,100	$17,677,100
Callable	8,012,000	8,966,000
Total CO Bonds, par value	$26,934,100	$26,643,100

Year of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Due in 1 year or less	$20,550,950	$20,900,650
Due after 1 year through 2 years	2,260,500	1,583,550
Due after 2 years through 3 years	839,850	954,400
Due after 3 years through 4 years	667,500	649,200
Due after 4 years through 5 years	556,300	283,100
Thereafter	2,059,000	2,272,200
Total CO Bonds, par value	$26,934,100	$26,643,100

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation:

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2014	2013	2014	2013
Balance at beginning of period	$43,351	$41,050	$42,778	$34,362
Assessment expense	3,765	3,442	11,270	16,066
Subsidy usage, net (1)	(5,431)	(4,718)	(12,363)	(10,654)
Balance at end of period	$41,685	$39,774	$41,685	$39,774

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 16 - Capital in our 2013 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2014 and December 31, 2013. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2014		December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$624,819	$2,541,804	$764,917	$2,378,670

Regulatory permanent capital-to-asset ratio	4.00%	6.19%	4.00%	6.30%
Regulatory permanent capital	$1,641,526	$2,541,804	$1,511,448	$2,378,670

Leverage ratio	5.00%	9.29%	5.00%	9.44%
Leverage capital	$2,051,908	$3,812,706	$1,889,310	$3,568,005

Mandatorily Redeemable Capital Stock. At September 30, 2014 and December 31, 2013, we had $16,137 and $16,787, respectively, in capital stock subject to mandatory redemption, which is classified as a liability in the Statement of Condition. There were eight and seven former members holding MRCS at September 30, 2014 and December 31, 2013, respectively.

The following table presents the activity in MRCS:

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2014	2013	2014	2013
Liability at beginning of period	$16,785	$255,720	$16,787	$450,716
Additions due to change in membership status	47	—	47	95,441
Redemptions/repurchases	(695)	(401)	(697)	(290,975)
Accrued dividends	—	—	—	137
Liability at end of period	$16,137	$255,319	$16,137	$255,319

During the nine months ended September 30, 2013, we repurchased $250,000 of excess stock held by former members (or their successors-in-interest) under a redemption request. In addition, during the nine months ended September 30, 2013, we redeemed $40,975 of excess stock held by former members because the stock had reached the end of its five-year redemption period.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the distributions on MRCS:

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2014	2013	2014	2013
Recorded as Interest Expense	$129	$2,225	$874	$6,713
Recorded as distributions from Retained Earnings	—	—	—	137
Total	$129	$2,225	$874	$6,850

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of Total Assets or if the issuance of excess stock would cause total excess stock to exceed 1% of Total Assets. Our excess stock totaled $593,088 at September 30, 2014, which was 1.4% of our Total Assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three and nine months ended September 30, 2014 and 2013:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, June 30, 2013	$475	$15,425	$(275)	$(11,698)	$3,927
OCI before reclassifications:
Net change in unrealized gains (losses)	2,392	2,474	—	—	4,866
Net change in fair value	—	(84)	—	—	(84)
Accretion of non-credit loss	—	—	18	—	18
Reclassifications from OCI to Net Income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Pension Benefits	—	—	—	6,175	6,175
Total Other Comprehensive Income	2,392	2,390	18	6,175	10,975
Balance, September 30, 2013	$2,867	$17,815	$(257)	$(5,523)	$14,902

Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177
OCI before reclassifications:
Net change in unrealized gains (losses)	9,696	569	—	—	10,265
Net change in fair value	—	(46)	—	—	(46)
Accretion of non-credit loss	—	—	22	—	22
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	42	—	—	42
Pension Benefits	—	—	—	(36)	(36)
Total Other Comprehensive Income	9,696	565	22	(36)	10,247
Balance, September 30, 2014	$22,590	$39,421	$(187)	$(4,400)	$57,424

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)
OCI before reclassifications:
Net change in unrealized gains (losses)	(9,468)	7,615	—	—	(1,853)
Net change in fair value	—	35,095	—	—	35,095
Accretion of non-credit loss	—	—	55	—	55
Reclassifications from OCI to Net Income:
Net realized gains from sale of AFS securities	—	(17,135)	—	—	(17,135)
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension Benefits	—	—	—	6,874	6,874
Total Other Comprehensive Income	(9,468)	27,499	55	6,874	24,960
Balance, September 30, 2013	$2,867	$17,815	$(257)	$(5,523)	$14,902

Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	22,273	13,442	—	—	35,715
Net change in fair value	—	(227)	—	—	(227)
Accretion of non-credit loss	—	—	54	—	54
Reclassifications from OCI to Net Income:
Non-credit portion of OTTI losses	—	270	—	—	270
Pension Benefits	—	—	—	(108)	(108)
Total Other Comprehensive Income	22,273	13,485	54	(108)	35,704
Balance, September 30, 2014	$22,590	$39,421	$(187)	$(4,400)	$57,424

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$30,128	$17,130	$47,258	$34,486	$17,640	$52,126
Provision for (Reversal of) Credit Losses	—	(126)	(126)	—	314	314
Other Income (Loss)	7,266	(446)	6,820	(856)	1,407	551
Other Expenses	14,565	2,122	16,687	18,324	1,841	20,165
Income Before Assessments	22,829	14,688	37,517	15,306	16,892	32,198
Affordable Housing Program Assessments	2,296	1,469	3,765	1,753	1,689	3,442
Net Income	$20,533	$13,219	$33,752	$13,553	$15,203	$28,756

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net Interest Income	$89,080	$48,354	$137,434	$112,715	$60,418	$173,133
Provision for (Reversal of) Credit Losses	—	(916)	(916)	—	(3,451)	(3,451)
Other Income (Loss)	23,732	(1,065)	22,667	27,359	1,104	28,463
Other Expenses	42,808	6,386	49,194	46,347	4,751	51,098
Income Before Assessments	70,004	41,819	111,823	93,727	60,222	153,949
Affordable Housing Program Assessments	7,088	4,182	11,270	10,044	6,022	16,066
Net Income	$62,916	$37,637	$100,553	$83,683	$54,200	$137,883

The following table presents asset balances by operating segment:

By Date	Traditional	Mortgage Loans	Total
September 30, 2014	$34,566,441	$6,471,714	$41,038,155
December 31, 2013	31,596,386	6,189,804	37,786,190

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Estimated Fair Values

We review the fair value hierarchy classifications of our financial instruments on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. As described below, we reclassified six AFS securities from Level 3 to Level 2 during the nine months ended September 30, 2013. There were no such reclassifications during the three or nine months ended September 30, 2014 or the three months ended September 30, 2013.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities, among other considerations.

	September 30, 2014
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and Due from Banks	$4,444,619	$4,444,619	$4,444,619	$—	$—	$—
Interest-Bearing Deposits	285	285	—	285	—	—
AFS Securities	3,574,036	3,574,036	—	3,155,189	418,847	—
HTM Securities	7,072,395	7,190,400	—	7,067,563	122,837	—
Advances	19,324,702	19,384,314	—	19,384,314	—	—
Mortgage Loans Held for Portfolio, net	6,471,714	6,678,052	—	6,632,312	45,740	—
Accrued Interest Receivable	79,329	79,329	—	79,329	—	—
Derivative Assets, net	18,989	18,989	—	88,575	—	(69,586)
Grantor Trust Assets (included in Other Assets)	12,906	12,906	12,906	—	—	—

Liabilities:
Deposits	1,020,313	1,020,313	—	1,020,313	—	—
Consolidated Obligations:
Discount Notes	10,105,640	10,107,866	—	10,107,866	—	—
CO Bonds	26,914,095	27,163,745	—	27,163,745	—	—
Accrued Interest Payable	82,089	82,089	—	82,089	—	—
Derivative Liabilities, net	92,009	92,009	—	377,289	—	(285,280)
MRCS	16,137	16,137	16,137	—	—	—

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

Real Estate Owned. The fair value of REO is estimated on a non-recurring basis using a current property value from an NRSRO model adjusted for estimated selling costs and expected PMI proceeds. We had no REO outstanding at September 30, 2014 or December 31, 2013.

AFS and HTM Securities - non-MBS. Beginning in the third quarter of 2014, the estimated fair value incorporates prices from up to four designated third-party pricing vendors and follows the same process we use for AFS and HTM Securities - MBS as disclosed in Note 20 - Estimated Fair Values in our 2013 Form 10-K. We previously used market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trade screen. This change did not have a significant impact on the estimated fair values of these securities as of September 30, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our Statement of Condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our Statement of Condition as of September 30, 2014 or December 31, 2013.

					Netting
September 30, 2014	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS Securities:
GSE and TVA debentures	$3,155,189	$—	$3,155,189	$—	$—
Private-label RMBS	418,847	—	—	418,847	—
Total AFS Securities	3,574,036	—	3,155,189	418,847	—
Derivative Assets:
Interest-rate related	18,663	—	88,249	—	(69,586)
Interest-rate forwards	76	—	76	—	—
MDCs	250	—	250	—	—
Total Derivative Assets, net	18,989	—	88,575	—	(69,586)
Grantor Trust Assets (included in Other Assets)	12,906	12,906	—	—	—
Total recurring assets at estimated fair value	$3,605,931	$12,906	$3,243,764	$418,847	$(69,586)

Derivative Liabilities:
Interest-rate related	$91,923	$—	$377,203	$—	$(285,280)
Interest-rate forwards	46	—	46	—	—
MDCs	40	—	40	—	—
Total Derivative Liabilities, net	92,009	—	377,289	—	(285,280)
Total recurring liabilities at estimated fair value	$92,009	$—	$377,289	$—	$(285,280)

December 31, 2013
AFS Securities:
GSE and TVA debentures	$3,163,150	$—	$3,163,150	$—	$—
Private-label RMBS	469,685	—	—	469,685	—
Total AFS Securities	3,632,835	—	3,163,150	469,685	—
Derivative Assets:
Interest-rate related	6,969	—	127,581	—	(120,612)
Interest-rate forwards	233	—	233	—	—
MDCs	12	—	12	—	—
Total Derivative Assets, net	7,214	—	127,826	—	(120,612)
Grantor Trust Assets (included in Other Assets)	12,483	12,483	—	—	—
Total recurring assets at estimated fair value	$3,652,532	$12,483	$3,290,976	$469,685	$(120,612)

Derivative Liabilities:
Interest-rate related	$109,487	$—	$546,701	$—	$(437,214)
Interest-rate forwards	11	—	11	—	—
MDCs	246	—	246	—	—
Total Derivative Liabilities, net	109,744	—	546,958	—	(437,214)
Total recurring liabilities at estimated fair value	$109,744	$—	$546,958	$—	$(437,214)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Rollforward	2014	2013	2014	2013
Balance, beginning of period	$442,712	$511,952	$469,685	$640,142
Total realized and unrealized gains (losses):
Accretion of credit losses in Interest Income	872	37	1,746	95
Net gains (losses) on changes in fair value in Other Income (Loss)	(42)	—	(270)	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	(46)	(84)	(227)	12,625
Unrealized gains (losses) in OCI	569	2,474	13,442	16,843
Reclassification of non-credit portion in OCI to Other Income (Loss)	42	—	270	—
Purchases, issuances, sales and settlements:
Settlements	(25,260)	(25,810)	(65,799)	(56,957)
Transfers out	—	—	—	(124,179)
Balance, end of period	$418,847	$488,569	$418,847	$488,569

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$830	$37	$1,476	$95

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

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	September 30, 2014
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$104,450	$150,703	$255,153
Unused lines of credit	822,299	—	822,299
Commitments to fund additional Advances (1)	20,000	—	20,000
Commitments to fund or purchase mortgage loans	159,004	—	159,004
Unsettled CO Bonds, at par (2)	452,750	—	452,750

(1)	Generally for periods up to six months.

(2)	Includes $405,000 hedged with associated interest-rate swaps.

Pledged Collateral. At September 30, 2014 and December 31, 2013, we had pledged cash collateral, at par, of $219,750 and $321,423, respectively, to counterparties and clearing agents. At September 30, 2014 and December 31, 2013, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013 and 2014, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments, including distributions relating to two settlements reached in 2013, totaled $5,532 and $14,080, net of legal fees and litigation expenses, for the three and nine months ended September 30, 2014, respectively, and were recorded in Other Income. No such payments were received during the three or nine months ended September 30, 2013.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
September 30, 2014	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$209,737	12%	$150,000	1%	$471,029	7%
Total	$209,737	12%	$150,000	1%	$471,029	7%

December 31, 2013
Flagstar Bank, FSB	$209,737	13%	$988,000	6%	$537,426	9%
Total	$209,737	13%	$988,000	6%	$537,426	9%

(1)	Represents UPB of mortgage loans purchased from related party.

We had net Advances to (repayments from) related parties as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Related Party	2014	2013	2014	2013
Flagstar Bank, FSB	$(881,705)	$7,598	$(838,000)	$(272,402)

We did not acquire any mortgage loans from related parties during the three or nine months ended September 30, 2014 or 2013.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our Statement of Condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Balance, par value	% of Total	Balance, par value	% of Total	UPB	% of Total
September 30, 2014	$51,838	3%	$269,336	1%	$161,719	3%
December 31, 2013	40,842	3%	234,394	1%	82,172	1%

(1)	Represents UPB of mortgage loans purchased from Directors' Financial Institutions.

Net Advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the dates of the directors' appointments and term endings, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transactions with Directors' Financial Institutions	2014	2013	2014	2013
Net Advances (repayments)	$18,178	$13,678	$(6,558)	$(108,340)
Mortgage loans purchased	14,557	8,110	29,212	21,271

Transactions with Other FHLBanks. During the three and nine months ended September 30, 2014, we purchased $0 and $11,011, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program, compared with $53,581 and $309,477 for the three and nine months ended September 30, 2013, respectively.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in Other Expenses. For the three and nine months ended September 30, 2014, we paid such fees of $73 and $223, respectively, compared to $68 and $160, respectively, for the three and nine months ended September 30, 2013.

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
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended
Fannie Mae: Federal National Mortgage Association
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

•	changes in our ability to raise capital market funding at acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our Consolidated Obligations;

•	one or more of the FHLBanks becomes unable to repay its participation in the Consolidated Obligations, or otherwise be unable to meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to effectively manage our business;

•	nonperformance of counterparties to bilateral and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

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

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called Consolidated Obligations, which consist of CO Bonds and Discount Notes and are the joint and several obligation of all 12 FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

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

Global Economy. According to a report issued by S&P on March 19, 2014, risks in the global banking sectors have sharpened in 2014 and are likely to weigh on financial institutions in a number of ways. Going forward, S&P considers three particular risks to financial institutions' outlook to be: (i) changing monetary policy and its effects on the economy and financial markets, (ii) the impact of regulatory reforms on business models and risk-taking, and (iii) the potential reduction or removal of government support in some jurisdictions.

On September 8, 2014, S&P issued a report on unfinished business in the global economy. Although S&P expects the global economic expansion to continue and to gain a firmer footing, there are several areas of unfinished business, which represent challenge and risk. These areas include: (i) major developed world economies have yet to return to full operating capacity and full employment, (ii) major central banks are still operating deep in unconventional monetary policy territory, but a parting of the ways between the Federal Reserve and the Bank of England on one hand, and the European Central Bank and the Bank of Japan on the other, lies ahead, (iii) governments face a delicate fiscal balancing act, wanting to consolidate their crisis-damaged fiscal finances but not wanting to impede recovery, (iv) Eurozone-area policymakers put a lid on the crisis by putting fiscal and monetary backstops in place and are moving down a path of greater integration, but the region remains a half-built economic and political house, (v) Japan's bold monetary policy switch underpins its two-stage plan to double the consumption tax by October 2015, but whether the monetary accelerator and fiscal brakes together can end a secular deflation remains to be seen, and (vi) China faces a delicate balancing act: how to reform the economic system to provide the incentives for rebalancing growth without losing control of and destabilizing the economy.

United States Economy. On August 11, 2014, Moody's issued a report that forecasted United States gross domestic product growth to be 2% in 2014, accelerating to 3% in 2015. However, Moody's stated that it could be overestimating the economy's medium-term potential given the lackluster growth the economy has recorded on average in the last few years despite a number of favorable conditions in place for some time. Medium-term growth that comes in below expectations would likely trigger a gradual reassessment by investors of potential returns on United States assets, but is unlikely to lead to a global growth-destabilizing correction in financial markets.

On October 29, 2014, the FOMC reported that information received since the FOMC met in September suggests that economic activity is expanding at a moderate pace. Labor market conditions improved somewhat further, with solid job gains and a lower unemployment rate. On balance, a range of labor market indicators suggests that underutilization of labor resources is gradually diminishing. Household spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. Inflation has continued to run below the FOMC's longer-run objective.

The FOMC expects that, with appropriate policy accommodation, economic activity will continue to expand at a moderate pace, with labor market indicators and inflation moving toward maximum employment and inflation of 2%. The FOMC reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate. The FOMC anticipates, based on its current assessment, that it likely will be appropriate to maintain the 0 to 0.25% target range for the federal funds rate for a considerable time following the end of its asset purchase program this month, especially if projected inflation continues to run below the FOMC's 2% longer-run goal, and provided that longer-term inflation expectations remain well anchored.

Indiana and Michigan Economies. In its August 2014 forecast, the Center for Econometric Research at Indiana University indicated that, so far in 2014, personal income growth in Indiana has lagged while payroll employment growth has matched the national rate. Although personal income growth fell sharply behind the nation in the first quarter of 2014, a significant rebound was expected for the second quarter of 2014, followed by steady growth through the remainder of 2014. The Indiana unemployment rate has fallen during the first six months of 2014 and is expected to continue to fall, reaching 5.5% at the end of 2014 and 4.8% by the end of 2017.

On October 10, 2014, the Research Seminar in Quantitative Economics at the University of Michigan predicted solid job growth in Michigan in the third quarter of 2014, with an expected pace of 1.4% in the last quarter of 2014 and the first half of 2015 and 1.6% in the second half of 2015. Personal income growth is expected to be 4.3% in 2014 and 4.7% in 2015.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 7.2% for September 2014, while Indiana's preliminary rate was 5.7%, compared to the national rate of 5.9%. According to information provided by Black Knight Financial Services for August, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 9.5%, and Michigan had a non-current mortgage rate of 6.8%, compared to the national rate of 7.7%.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets.

During the first nine months of 2014, United States Treasury rates fluctuated within a tight range and volatility was generally low, resulting in a fairly stable environment for debt issuance. Despite continued tapering of asset purchases by the Federal Reserve Board, interest rates have yet to increase significantly as geopolitical events in the Ukraine and the Middle East have driven demand for United States Treasuries. Also, the European Central Bank announced more sweeping monetary policy reforms to help support many struggling European economies.

On October 29, 2014, the FOMC announced that there has been a substantial improvement in the outlook for the labor market since the inception of its current asset purchase program. Moreover, the FOMC continues to see sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment in a context of price stability. Accordingly, the FOMC decided to conclude its asset purchase program. The FOMC is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. This policy, by keeping the FOMC's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

Summary of Selected Financial Data

The following table presents a summary of certain financial information ($ amounts in millions):

	As of and for the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Statement of Condition:
Advances	$19,325	$19,248	$17,129	$17,337	$18,796
Investments (1)	10,647	10,801	12,107	10,780	13,956
Mortgage Loans Held for Portfolio	6,472	6,251	6,175	6,190	6,160
Total Assets	41,038	39,055	36,522	37,786	39,577
Discount Notes	10,106	9,001	6,418	7,435	7,805
CO Bonds	26,914	26,250	26,190	26,584	27,623
Total Consolidated Obligations	37,020	35,251	32,608	34,019	35,428
MRCS (2)	16	17	17	17	255
Capital Stock, Class B Putable	1,726	1,667	1,616	1,610	1,684
Retained Earnings (3)	800	782	763	752	687
AOCI	57	47	38	22	15
Total Capital	2,583	2,496	2,417	2,384	2,386

Statement of Income:
Net Interest Income	$47	$43	$47	$65	$52
Provision for (Reversal of) Credit Losses	—	—	(1)	(1)	—
Other Income (Loss)	7	10	6	41	—
Other Expenses	16	17	16	17	20
Affordable Housing Program Assessments	4	3	4	9	3
Net Income	$34	$33	$34	$81	$29

Selected Financial Ratios:
Net interest margin (4)	0.47%	0.46%	0.51%	0.64%	0.52%
Return on average equity (5)	4.66%	4.72%	5.40%	9.75%	4.82%
Return on average assets (5)	0.30%	0.31%	0.35%	0.56%	0.29%
Weighted average dividend rate (6)	3.75%	3.75%	5.50%	3.50%	3.50%
Dividend payout ratio (7)	45.75%	45.01%	65.85%	18.47%	49.87%
Total capital ratio (8)	6.29%	6.39%	6.62%	6.31%	6.03%
Total regulatory capital ratio (9)	6.19%	6.31%	6.56%	6.30%	6.64%
Average equity to average assets	6.33%	6.46%	6.40%	5.78%	5.97%

(1)	Consists of Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS Securities, and HTM Securities.

(2)	During the year ended December 31, 2013, we repurchased excess stock held by shareholders that are former members (or their successors-in-interest).

(3)	Includes Restricted and Unrestricted Retained Earnings.

(4)	Net Interest Income expressed as a percentage of average interest-earning assets.

(5)
Annualized. For the three months ended September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013, the annualization was adjusted to remove the impact of litigation settlements related to our private-label RMBS in those periods. Without the adjustment, return on average equity was 5.24%, 5.40%, 5.68%, and 13.68%, respectively, and return on average assets was 0.33%, 0.35%, 0.36%, and 0.79%, respectively.

(6)
Calculated by dividing dividends paid in cash during the period by the average of Class B Capital Stock eligible for dividends (i.e., excludes MRCS). The weighted average dividend rate for the three months ended March 31, 2014 includes a supplemental dividend of 2.0%.

(7)
Calculated by dividing dividends paid in cash during the period by Net Income for the period. The three months ended March 31, 2014 includes a supplemental dividend of 2.0%. When calculated by dividing dividends paid in cash during the period by the Net Income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, would be 46.59%, 44.32%, 27.65%, 51.48% and 20.58% respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(8)	Capital Stock plus Retained Earnings and AOCI expressed as a percentage of Total Assets.

(9)	Capital Stock plus Retained Earnings and MRCS expressed as a percentage of Total Assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
Comparative Highlights	2014	2013	Change	Change	2014	2013	Change	Change
Net Interest Income	$47	$52	$(5)	(9%)	$137	$173	$(36)	(21%)
Provision for (Reversal of) Credit Losses	—	—	—	—	(1)	(4)	3	73%
Net Interest Income After Provision for Credit Losses	47	52	(5)	(9%)	138	177	(39)	(22%)
Other Income (Loss)	7	—	7	NM(1)	23	28	(5)	(20%)
Other Expenses	16	20	(4)	(17%)	49	51	(2)	(4%)
Income Before Assessments	38	32	6	17%	112	154	(42)	(27%)
Affordable Housing Program Assessments	4	3	1	9%	11	16	(5)	(30%)
Net Income	34	29	5	17%	101	138	(37)	(27%)
Total Other Comprehensive Income	10	11	(1)	(7%)	35	25	10	43%
Total Comprehensive Income	$44	$40	$4	11%	$136	$163	$(27)	(16%)

(1)	Not Meaningful.

The increase in Net Income for the third quarter of 2014 compared to the same period in 2013 was primarily due to higher Other Income and lower Other Expenses, partially offset by lower Net Interest Income After Provision for Credit Losses. The net increase in Other Income resulted from proceeds from a litigation settlement related to certain private-label RMBS. The net decrease in Other Expenses was primarily due to the accelerated amortization of pension benefits in 2013 from AOCI to Other Expenses as a result of the retirement of our former President - Chief Executive Officer. The net decrease in Net Interest Income After Provision for Credit Losses was primarily due to narrower net interest spreads.

The decrease in Net Income for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower Net Interest Income After Provision for Credit Losses and the net realized gain on the sale of private-label RMBS in 2013, partially offset by proceeds from litigation settlements related to certain private-label RMBS in 2014. The net decrease in Net Interest Income After Provision for Credit Losses was primarily due to narrower net interest spreads.

The decrease in Total Other Comprehensive Income for the third quarter of 2014 compared to the same period in 2013 was primarily due to the accelerated amortization of pension benefits in 2013, partially offset by increases in unrealized gains on AFS securities.

The increase in Total Other Comprehensive Income for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a reclassification of net realized gains from the sale of AFS securities to Other Income in 2013, partially offset by the accelerated amortization of pension benefits in 2013.

Changes in Financial Condition for the Nine Months Ended September 30, 2014. The following table presents the changes in our financial condition ($ amounts in millions):

Condensed Statements of Condition	September 30, 2014	December 31, 2013	$ Change	% Change
Advances	$19,325	$17,337	$1,988	11%
Mortgage Loans Held for Portfolio, net	6,472	6,190	282	5%
Investments (1)	10,647	10,780	(133)	(1%)
Other Assets (2)	4,594	3,479	1,115	32%
Total Assets	$41,038	$37,786	$3,252	9%

Consolidated Obligations	$37,020	$34,019	$3,001	9%
MRCS	16	17	(1)	(4%)
Other Liabilities	1,419	1,366	53	4%
Total Liabilities	38,455	35,402	3,053	9%
Capital Stock, Class B Putable	1,726	1,610	116	7%
Retained Earnings	800	752	48	6%
AOCI	57	22	35	164%
Total Capital	2,583	2,384	199	8%
Total Liabilities and Capital	$41,038	$37,786	$3,252	9%

Total Regulatory Capital (3)	$2,542	$2,379	$163	7%

(1)	Includes Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, Federal Funds Sold, AFS Securities, and HTM Securities.

(2)	Includes Cash and Due From Banks of $4,444.6 million and $3,318.6 million at September 30, 2014 and December 31, 2013, respectively.

(3)	Total Capital less AOCI plus MRCS.

The increase in Total Assets at September 30, 2014 compared to December 31, 2013 was primarily due to increases in Advances resulting from our members' higher funding needs.

The increase in Total Liabilities at September 30, 2014 compared to December 31, 2013 was primarily due to a net increase in Consolidated Obligations that was attributable to our higher funding needs.

The increase in Total Capital consisted of net increases in Capital Stock and Retained Earnings and a favorable change in AOCI.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net Interest Income. Net Interest Income, which is primarily the interest income on Advances, Mortgage Loans Held for Portfolio, short-term investments, and investment securities less the interest expense on Consolidated Obligations and Interest-Bearing Deposits, is our primary source of earnings.

The decrease in Net Interest Income for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to narrower net interest spreads on Advances and Mortgage Loans Held for Portfolio. Events in the capital and housing markets in the last several years created opportunities for us to generate spreads well above historical levels on certain types of transactions. Despite low costs for our Consolidated Obligations, our net interest spreads have narrowed due to the maturities of assets that were purchased at wider spreads and the diminishing frequency and level of higher-spread investment opportunities due to changes in market conditions.

The decreases in Net Interest Income were partially offset by MBS prepayments and a decrease in interest expense on MRCS, primarily due to repurchases of excess stock during 2013 that resulted in a lower average balance of MRCS for the three months ended September 30, 2014.

The decrease in Net Interest Income for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to narrower net interest spreads on all of our interest-earning assets and, to a lesser extent, a decrease in Prepayment Fees on Advances.

The decreases in Net Interest Income were partially offset by a decrease in interest expense on MRCS, primarily due to repurchases of excess stock during 2013 that resulted in a lower average balance of MRCS for the nine months ended September 30, 2014.

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,183	$1	0.07%	$3,325	$1	0.05%
Investment securities (2)	10,477	40	1.50%	11,000	41	1.51%
Advances (3)	19,753	27	0.54%	18,556	31	0.66%
Mortgage Loans Held for Portfolio (3)	6,364	58	3.67%	6,182	60	3.84%
Other Assets (interest-earning) (4)	256	—	(0.09%)	416	1	0.63%
Total interest-earning assets	40,033	126	1.25%	39,479	134	1.34%
Other Assets (5)	356			204
Total Assets	$40,389			$39,683

Liabilities and Capital:
Interest-Bearing Deposits	$662	—	0.01%	$891	—	0.01%
Discount Notes	9,534	2	0.08%	8,141	2	0.08%
CO Bonds (3)	26,537	77	1.15%	26,726	78	1.15%
MRCS	17	—	3.06%	256	2	3.45%
Other borrowings	—	—	—%	4	—	0.10%
Total interest-bearing liabilities	36,750	79	0.85%	36,018	82	0.90%
Other Liabilities	1,081			1,296
Total Capital	2,558			2,369
Total Liabilities and Capital	$40,389			$39,683

Net Interest Income		$47			$52

Net spread on interest-earning assets less interest-bearing liabilities			0.40%			0.44%

Net interest margin (6)			0.47%			0.52%

Average interest-earning assets to interest-bearing liabilities	1.09			1.10

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal Funds Sold and Securities Purchased Under Agreements to Resell	$3,030	$2	0.06%	$3,583	$3	0.09%
Investment securities (2)	10,538	116	1.47%	11,088	129	1.56%
Advances (3)	18,271	81	0.59%	18,518	102	0.74%
Mortgage Loans Held for Portfolio (3)	6,253	173	3.71%	6,132	186	4.06%
Other Assets (interest-earning) (4)	284	—	0.28%	543	2	0.39%
Total interest-earning assets	38,376	372	1.30%	39,864	422	1.41%
Other Assets (5)	343			200
Total Assets	$38,719			$40,064

Liabilities and Capital:
Interest-Bearing Deposits	$790	—	0.01%	$861	—	0.01%
Discount Notes	7,891	5	0.08%	8,148	6	0.10%
CO Bonds (3)	26,529	229	1.15%	26,777	236	1.18%
MRCS (7)	17	1	6.97%	259	7	3.46%
Other borrowings	—	—	—%	2	—	0.08%
Total interest-bearing liabilities	35,227	235	0.89%	36,047	249	0.92%
Other Liabilities	1,016			1,698
Total Capital	2,476			2,319
Total Liabilities and Capital	$38,719			$40,064

Net Interest Income		$137			$173

Net spread on interest-earning assets less interest-bearing liabilities			0.41%			0.49%

Net interest margin (6)			0.48%			0.58%

Average interest-earning assets to interest-bearing liabilities	1.09			1.11

(1)	Annualized.

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

Provision for (Reversal of) Credit Losses. The change in the Provision for (Reversal of) Credit Losses for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a lower reversal of the portion of the allowance for loan losses on Mortgage Loans Held for Portfolio pertaining to potentially unrecoverable amounts from PMI and SMI providers. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Other Income (Loss). The following table presents the components of Other Income (Loss) ($ amounts in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2014	2013	2014	2013
Total OTTI losses	$—	$—	$—	$—
Non-Credit Portion Reclassified to (from) Other Comprehensive Income	—	—	—	(2)
Net OTTI credit losses	—	—	—	(2)
Net Realized Gains from Sale of Available-for-Sale Securities	—	—	—	17
Net Gains (Losses) on Derivatives and Hedging Activities	1	—	7	11
Other
Litigation Settlements, net	6	—	14	—
Other miscellaneous	—	—	2	2
Total Other Income (Loss)	$7	$—	$23	$28

The increase in Other Income (Loss) for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to proceeds from a litigation settlement related to certain private-label RMBS.

The decrease in Other Income (Loss) for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a net realized gain from the sale of private-label RMBS in 2013 and lower net gains on derivatives and hedging activities, partially offset by proceeds from litigation settlements related to certain private-label RMBS in 2014.

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

The favorable change in Net Gains (Losses) on Derivatives and Hedging Activities for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to unrealized net gains related to fair value hedge ineffectiveness, partially offset by lower net gains on derivatives not qualifying for hedge accounting.

The unfavorable change in Net Gains (Losses) on Derivatives and Hedging Activities for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to unrealized net losses related to fair value hedge ineffectiveness, partially offset by higher net gains on derivatives not qualifying for hedge accounting.

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

Certain derivatives have failed hedge effectiveness at either trade date or a subsequent valuation date. As a result, for the three and nine months ended September 30, 2014, net interest income of $3.0 million and $8.4 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income. For the three and nine months ended September 30, 2013, net interest income and net interest expense of $0.2 million and $4.1 million, respectively, was recorded in Other Income (Loss) instead of Net Interest Income.

We continue to carry these derivatives that have failed effectiveness at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in Other Income (Loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives for the three and nine months ended September 30, 2014 was a loss of $1.9 million and a gain of $3.9 million, respectively, compared to a gain of $48 thousand and $5.0 million, respectively, for the three and nine months ended September 30, 2013. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in estimated fair value and begin amortizing/accreting the frozen basis adjustment such that the yield on the instrument remains constant (or level). This amortization/accretion is included in Net Interest Income. As a result, the related amortization of the frozen basis adjustments for these discontinued hedges decreased Net Interest Income by $0.5 million and $1.1 million, respectively, for the three and nine months ended September 30, 2014. The related amortization increased Net Interest Income by $0.3 million for the three months ended September 30, 2013, and decreased Net Interest Income by $5.0 million for the nine months ended September 30, 2013.

The overall impact of the discontinuance of hedge accounting on Net Income was unfavorable for the three months ended September 30, 2014 and favorable for the nine months ended September 30, 2014 and the three and nine months ended September 30, 2013.

The tables below present the net effect of derivatives on Net Interest Income and Other Income (Loss), within the line Net Gains (Losses) on Derivatives and Hedging Activities, by type of hedge and hedged item ($ amounts in millions):

Three Months Ended September 30, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$(1)	$—	$2
Net interest settlements (2)	(39)	(25)	—	17	—	(47)
Total effect on Net Interest Income	(39)	(22)	—	16	—	(45)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	—	—	—	1	—	1
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	1	—	—
Net Gains (Losses) on Derivatives and Hedging Activities	—	—	(1)	2	—	1
Total net effect of derivatives and hedging activities	$(39)	$(22)	$(1)	$18	$—	$(44)

Three Months Ended September 30, 2013
Net Interest Income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$—	$—	$3
Net interest settlements (2)	(51)	(24)	—	22	—	(53)
Total effect on Net Interest Income	(51)	(21)	—	22	—	(50)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	(2)	—	—	1	—	(1)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	1	—	—	1
Net Gains (Losses) on Derivatives and Hedging Activities	(2)	—	1	1	—	—
Total net effect of derivatives and hedging activities	$(53)	$(21)	$1	$23	$—	$(50)

Nine Months Ended September 30, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net Interest Income:
Amortization/accretion of hedging activities (1)	$—	$8	$(1)	$(1)	$—	$6
Net interest settlements (2)	(112)	(74)	—	55	—	(131)
Total effect on Net Interest Income	(112)	(66)	(1)	54	—	(125)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	—	—	—	(3)	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(1)	12	—	10
Net Gains (Losses) on Derivatives and Hedging Activities	—	(1)	(1)	9	—	7
Total net effect of derivatives and hedging activities	$(112)	$(67)	$(2)	$63	$—	$(118)

Nine Months Ended September 30, 2013
Net Interest Income:
Amortization/accretion of hedging activities (1)	$(7)	$8	$—	$2	$—	$3
Net interest settlements (2)	(154)	(72)	—	65	—	(161)
Total effect on Net Interest Income	(161)	(64)	—	67	—	(158)
Net Gains (Losses) on Derivatives and Hedging Activities:
Gains (losses) on fair-value hedges	2	2	—	5	—	9
Gains (losses) on derivatives not qualifying for hedge accounting (3)	1	—	1	—	—	2
Net Gains (Losses) on Derivatives and Hedging Activities	3	2	1	5	—	11
Total net effect of derivatives and hedging activities	$(158)	$(62)	$1	$72	$—	$(147)

(1)	Represents the amortization/accretion of estimated fair value adjustments for both current and discontinued hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the Interest Income/Expense of the respective hedged items, which fully offset the Interest Income/Expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other. The increase was due to proceeds from litigation settlements, net of legal fees and litigation expenses, related to certain private-label RMBS in the three and nine months ended September 30, 2014 of $5.5 million and $14.1 million, respectively. In 2010, we filed a complaint, asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. We executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information - Item 1. Legal Proceedings for additional information.

Other Expenses. The following table presents the components of Other Expenses ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2014	2013	2014	2013
Compensation and Benefits	$9	$14	$30	$33
Other Operating Expenses	6	5	14	13
Finance Agency and Office of Finance Expenses	1	1	4	4
Other	—	—	1	1
Total Other Expenses	$16	$20	$49	$51

The decreases in Other Expenses for the three and nine months ended September 30, 2014 were primarily due to the accelerated amortization of $5.1 million of pension benefits in 2013 from Accumulated Other Comprehensive Income to Other Expenses as a result of the retirement of our former President - Chief Executive Officer.

Total Other Comprehensive Income. Total Other Comprehensive Income for the three and nine months ended September 30, 2014 was $10.2 million and $35.7 million, respectively, compared to $11.0 million and $25.0 million for the three and nine months ended September 30, 2013, respectively.

Total Other Comprehensive Income for the three months ended September 30, 2014 consisted primarily of net unrealized gains on AFS securities. Total Other Comprehensive Income for the three months ended September 30, 2013 consisted primarily of accelerated amortization of pension benefits and unrealized gains on AFS securities, including OTTI AFS securities.

Total Other Comprehensive Income for the nine months ended September 30, 2014 consisted primarily of unrealized gains on AFS securities, including OTTI AFS securities. Total Other Comprehensive Income for the nine months ended September 30, 2013 consisted primarily of net recoveries of the fair values of OTTI AFS securities and and the accelerated amortization of pension benefits, partially offset by a reclassification of the net realized gains from the sale of private-label RMBS to Other Income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional Business Segment	2014	2013	2014	2013
Net Interest Income	$30	$35	$89	$113
Provision for (Reversal of) Credit Losses	—	—	—	—
Other Income (Loss)	8	(1)	24	27
Other Expenses	15	18	43	46
Income Before Assessments	23	16	70	94
Affordable Housing Program Assessments	2	2	7	10
Net Income	$21	$14	$63	$84

The increase in Net Income for the Traditional business segment for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase in Other Income (Loss), resulting from the net proceeds from a litigation settlement related to certain private-label RMBS in 2014, partially offset by a decrease in Net Interest Income, resulting primarily from narrower net interest spreads on Advances.

The decrease in Net Income for the Traditional business segment for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to (i) a decrease in Net Interest Income, resulting from narrower net interest spreads and lower prepayment fees on Advances, and (ii) a decrease in Other Income (Loss), resulting from a net realized gain on the sale of private-label RMBS in 2013, partially offset by the net proceeds from litigation settlements related to certain private-label RMBS in 2014.

The Mortgage Loans business segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF program. The following table presents our financial performance for the Mortgage Loans business segment ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Business Segment	2014	2013	2014	2013
Net Interest Income	$17	$17	$48	$60
Provision for (Reversal of) Credit Losses	—	—	(1)	(4)
Other Income (Loss)	(1)	1	(1)	1
Other Expenses	1	2	6	5
Income Before Assessments	15	16	42	60
Affordable Housing Program Assessments	2	1	4	6
Net Income	$13	$15	$38	$54
The decrease in Net Income for the Mortgage Loans business segment for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to a decrease in Other Income (Loss) attributable to net losses on derivatives and hedging activities.

The decrease in Net Income for the Mortgage Loans business segment for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower Net Interest Income resulting from higher amortization of purchased premium attributable to a decrease in market interest rates during 2014.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of Total Assets ($ amounts in millions):

	September 30, 2014		December 31, 2013
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$19,325	47%	$17,337	46%
Mortgage Loans Held for Portfolio, net	6,472	16%	6,190	16%
Cash and short-term investments	4,445	11%	3,320	9%
Investment securities (1)	10,646	26%	10,779	29%
Other Assets (2)	150	—%	160	—%
Total Assets	$41,038	100%	$37,786	100%

(1)    Includes AFS and HTM securities.

(2)
Includes Accrued Interest Receivable, Premises, Software and Equipment, Derivative Assets and Other Assets. Premises, Software and Equipment includes capitalized assets in progress of $22.4 million at September 30, 2014, which are substantially due to our multi-year, enterprise-wide initiative to replace and upgrade our core banking system.

Total Assets were $41.0 billion as of September 30, 2014, a net increase of $3.3 billion or 9% compared to December 31, 2013. This increase was primarily due to an increase in Advances.

Advances. In general, Advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $19.3 billion at September 30, 2014, a net increase of 11% compared to December 31, 2013. This increase was primarily due to our members' higher funding needs and included an increase of 8% to depository institutions and 15% to insurance companies. See Notes to Financial Statements - Note 6 - Advances for more information. The table below presents Advances by type of financial institution ($ amounts in millions).

	September 30, 2014		December 31, 2013
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial Banks	$4,342	23%	$3,727	22%
Thrifts	722	4%	1,462	8%
Credit Unions	1,964	10%	1,336	8%
Total Depository Institutions	7,028	37%	6,525	38%
Insurance Companies	11,934	62%	10,390	61%
Total Member Advances	18,962	99%	16,915	99%
Former member borrowers	214	1%	217	1%
Total Advances, par value	$19,176	100%	$17,132	100%

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

	September 30, 2014		December 31, 2013
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$1,968	31%	$2,315	38%
Advantage	3,200	50%	2,489	41%
FHA	658	10%	737	12%
Total MPP	5,826	91%	5,541	91%
MPF:
Conventional	419	7%	436	7%
Government	104	2%	108	2%
Total MPF	523	9%	544	9%
Total Mortgage Loans Held for Portfolio, UPB	$6,349	100%	$6,085	100%

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

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the opportunity to participate in new MPF Master Commitment Contracts. We continued to acquire participation interests in MPF loans under the existing MPF Master Commitment Contracts until they were fulfilled in April 2014.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $21.9 million at September 30, 2014 and $31.5 million at December 31, 2013. This decrease from December 31, 2013 to September 30, 2014 was primarily the result of a reduction in the number of delinquent mortgage loans as well as a reduction in potential claims by servicers on principal previously paid in full.

After we considered the portion recoverable under the associated credit enhancements, we established an allowance for MPP loan losses of $2.7 million at September 30, 2014 and $4.0 million at December 31, 2013. This decrease was primarily due to a decrease in the estimated amounts deemed potentially unrecoverable from our PMI and SMI providers due to upgrades in their credit ratings. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP Credit Enhancements for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions):

Components of Cash and Investments	September 30, 2014	December 31, 2013	Change
Cash and short-term investments:
Cash and Due from Banks	$4,445	$3,319	$1,126
Interest-Bearing Deposits	—	1	(1)
Total cash and short-term investments	4,445	3,320	1,125

Investment securities:
AFS securities	3,574	3,633	(59)
HTM securities	7,072	7,146	(74)
Total investment securities	10,646	10,779	(133)

Total Cash and Investments, carrying value	$15,091	$14,099	$992

Cash and Short-Term Investments. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. Cash and short-term investments totaled $4.4 billion at September 30, 2014, an increase of 34% compared to December 31, 2013. The increase was primarily due to repayments of Advances at the end of the period. Cash and Due from Banks also increased due to the lack of short-term investment opportunities that met our internal thresholds at September 30, 2014.

Investment Securities. AFS securities totaled $3.6 billion at September 30, 2014 and December 31, 2013. Net unrealized gains on AFS securities totaled $62.2 million at September 30, 2014, an increase of $35.7 million compared to December 31, 2013, due to favorable changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due after one year through five years increased to 79% at September 30, 2014 compared to 65% at December 31, 2013, while the percentage due after five years decreased from 35% to 21% due to the passage of time and no new purchases. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $7.1 billion at September 30, 2014, a decrease of 1% compared to December 31, 2013 due to principal paydowns. At September 30, 2014, the estimated fair value of our HTM securities in an unrealized loss position totaled $1.2 billion, a decrease of 62% from December 31, 2013, primarily due to favorable changes in interest rates, credit spreads and volatility. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total Liabilities were $38.5 billion at September 30, 2014, a net increase of 9% compared to December 31, 2013. This net increase of $3.1 billion was substantially due to an increase of $3.0 billion in Consolidated Obligations.

Deposits (Liabilities). Total Deposits were $1.0 billion at September 30, 2014, a decrease of 4% compared to December 31, 2013. Total Deposits represent a relatively small portion of our funding and may also vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At September 30, 2014, the carrying values of our Discount Notes and CO Bonds totaled $10.1 billion and $26.9 billion, respectively, compared to $7.4 billion and $26.6 billion, respectively, at December 31, 2013. The overall balance of our Consolidated Obligations fluctuates in relation to our Total Assets and the availability of alternative sources of funds.

The carrying value of our Discount Notes was 27% of total Consolidated Obligations at September 30, 2014, compared to 22% at December 31, 2013. Discount Notes are issued primarily to provide short-term funds, while CO Bonds are issued to provide longer-term funding. The composition of our Consolidated Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for Advances, and our balance sheet management strategy.

As of September 30, 2014, $12.5 billion or 47% of our outstanding CO Bonds, at par, as well as all of our Discount Notes, have a remaining maturity of one year or less. Our funding strategy generally results in a significant portion of CO Bonds maturing in one year or less being replaced at maturity. See Notes to Financial Statements - Note 10 - Consolidated Obligations for more information.

Derivatives. As of September 30, 2014 and December 31, 2013, we had Derivative Assets, net of collateral held or posted, including accrued interest, with estimated fair values of $19.0 million and $7.2 million, respectively, and Derivative Liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $92.0 million and $109.7 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

Total Capital. Total Capital was $2.6 billion at September 30, 2014, an increase of 8% compared to December 31, 2013. This increase consisted of a net increase in Capital Stock of $115.8 million, a net increase in Retained Earnings of $48.0 million and a favorable change in AOCI of $35.7 million. The change in AOCI was primarily due to a net change in unrealized gains (losses) on AFS securities, and the accelerated amortization of pension benefits in 2013 from Accumulated Other Comprehensive Income to Other Expenses following the retirement of our former President - Chief Executive Officer.

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of Consolidated Obligations. Our cash and short-term investments portfolio totaled $4.4 billion at September 30, 2014. During the first nine months of 2014, we maintained sufficient access to funding; our net proceeds from the issuance of Consolidated Obligations totaled $51.6 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Mandatorily Redeemable Capital Stock. At September 30, 2014 and December 31, 2013, we had $16.1 million and $16.8 million, respectively, in non-member capital stock subject to mandatory redemption.

Excess Stock. The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	September 30, 2014	December 31, 2013
Member capital stock not subject to outstanding redemption requests	$592	$486
Member capital stock subject to outstanding redemption requests	1	—
MRCS	—	—
Total excess capital stock	$593	$486

On March 28, 2014, we announced that our Board of Directors approved an extension of a limited opportunity from April 14, 2014 through September 30, 2014 for our members to hold only 2% in activity-based capital stock to support certain types of Advances rather than the previous level of 5%. The opportunity was restricted to Advances with maturities ranging from three months to five years.

On September 19, 2014, we announced our intention to repurchase, on a voluntary basis and for a limited time, up to $200 million par value of excess stock held by members for general capital management purposes. Members that intended to participate in this program were required to provide written notice of such intent to our Bank during a fourteen day period that ended on October 20, 2014. As a result of the program, we repurchased $37.3 million of excess stock on November 5, 2014.

Capital Distributions. On October 29, 2014, our board of directors declared a cash dividend of 3.75% (annualized) on our Capital Stock Putable-Class B-1 and 3.0% (annualized) on our Capital Stock Putable-Class B-2 based on our net income for the quarter ended September 30, 2014, as well as other factors as stated in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends in our 2013 Form 10-K.

Adequacy of Capital. At September 30, 2014, our regulatory capital ratio was 6.19%, and our leverage capital ratio was 9.29%. See Notes to Financial Statements - Note 12 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2014 and December 31, 2013 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2014	December 31, 2013
Credit risk	$281	$299
Market risk	200	289
Operations risk	144	177
Total risk-based capital requirement	$625	$765

Permanent capital	$2,542	$2,379

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component, which was due to reduced sensitivity to changes in market interest rates. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	September 30, 2014
Letters of credit outstanding	$255
Unused lines of credit	822
Commitments to fund additional Advances (1)	20
Commitments to fund or purchase mortgage loans	159
Unsettled CO Bonds, at par (2)	453

(1)	Generally for periods up to six months.

(2)	Includes $405.0 million hedged with associated interest-rate swaps.

At September 30, 2014, $8.1 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the weighted-average collateral recovery rate for the previous 12 months of approximately 56.4% of the original appraised value, further reduced by estimated liquidation costs.

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $1.7 million at September 30, 2014. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Additionally, we evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days) and higher costs to liquidate collateral.

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

The actual OTTI-related credit losses recognized in earnings for the quarter ended September 30, 2014 were $42 thousand. The adverse case scenario's estimated cash flows and OTTI-related credit losses estimate what the OTTI charges would have been under the more stressful scenario for the quarter ended September 30, 2014, which were $119 thousand.

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

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Risk Management - Credit Risk Management - Investments herein.

Accounting for Premiums and Discounts and Other Costs Associated with Originating or Acquiring Mortgage Loans. Effective October 1, 2014, we intend to change our accounting policy related to the amortization of premiums and discounts, loan fees or costs, and hedging basis adjustments related to our mortgage loans from the retrospective interest method to the contractual interest method, subject to required due process and approval. If approved, such change will require a retrospective application whereby each individual prior period presented in the financial statements included in our 2014 Form 10-K will be adjusted to reflect the period-specific effects of applying a new accounting principle. The effects of the change have not been finalized, but could cause reductions of Net Income, Total Comprehensive Income, Total Assets and Total Capital, certain of which could be material.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended, and the Dodd-Frank Act. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Developments.

Proposed Membership Rule. On September 12, 2014, the Finance Agency published a proposed rule regarding Members of FHLBanks ("Proposed Membership Rule") that would, among other things:

•
Impose a new test on all FHLBank members that requires them to maintain, on an ongoing basis, at least 1% of their assets in first-lien home mortgage loans, including MBS, with maturities of five years or more, in order to maintain their membership in an FHLBank. The Proposed Membership Rule includes an evaluation of 2% and 5% tests and requests comments on whether a 1% test is sufficient to demonstrate members' ongoing commitment to housing;

•
Require all insured depository members (other than Federal Deposit Insurance Corporation ("FDIC") insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in an FHLBank;

•
Eliminate from FHLBank membership eligibility all insurance companies that do not primarily write insurance for nonaffiliated persons or entities. Under the Proposed Membership Rule, a "captive" insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities. As a result, current captive insurance company members would have their memberships terminated five years after issuance of a final rule; there would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period; and any new captive insurance members admitted after the publication of the Proposed Membership Rule would have their membership and advances terminated upon issuance of a final rule. These provisions would not only affect captive insurance companies but potentially other types of insurance companies as well; and

•
Codify how an FHLBank should determine the "principal place of business" of an insurance company or community development financial institution for purposes of membership. Current rules define an institution’s "principal place of business” as the state in which it maintains its home office. The Proposed Membership Rule would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The proposed changes involving determination of the principal place of business would apply prospectively.

We continue to evaluate the potential impact of the Proposed Membership Rule. We currently expect that the impact on our financial condition and results of operations would be materially adverse, but not immediately. The Bank has three captive insurance company members who would have their membership terminated five years after issuance of a final rule. Other insurance company members that are deemed not to meet the definition of "insurance company" could also have their membership terminated after five years. In addition we have determined that five current members would not qualify for membership as of June 30, 2014 under the 1% ongoing asset test described above. We are continuing to assess whether other members or prospective members may not qualify for membership under the proposed asset tests or as a result of a new, narrower regulatory definition of "insurance company." Comments on the Proposed Membership Rule are due by January 12, 2015.

FHLBank Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations ("Capital Proposed Rule"). The Capital Proposed Rule deletes certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule would add appropriate references to "former members"’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. The Bank is currently evaluating the Capital Proposed Rule, but we do not expect that, if adopted as proposed, it will have a material impact on our operations. Comments on the Capital Proposed Rule are due by December 8, 2014.

Joint Final Rule on Credit Risk Retention for Asset-backed Securities. On October 22, 2014, the Finance Agency, the Office of the Comptroller of the Currency, the Federal Reserve Board of Governors, the FDIC, the SEC and the Department of Housing and Urban Development (collectively, "Adopting Agencies") jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013, and generally requires sponsors of ABS to retain a minimum 5% economic interest in the portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage ("QRM"), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of "qualified mortgage" ("QM") as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43%; and it restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the Adopting Agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring entity is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements.

Each FHLBank is currently assessing the final rule and has not yet determined the effect, if any, that this rule may have on its operations. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types.

Other Significant Developments.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC ("Banking Agencies") finalized the liquidity coverage ratio ("LCR") rule, applicable to: (i) United States banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other United States bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain a stock of "high quality liquid assets” ("HQLA") that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLA for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLA; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively. The final rule requires that all covered companies be fully compliant by January 1, 2017. At this time, the impact of the final rule on the Bank is uncertain, but it may decrease demand for our Advances, or change member appetites for particular Advances terms.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, "Agencies") jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, "Swap Entities") that are subject to the jurisdiction of one of the Agencies ("Proposed Swap Rule"). In addition, the Proposed Swap Rule affords the Agencies discretion to subject other persons to the rule’s requirements (such persons, together with Swap Entities, "Covered Swap Entities"). Comments on the Proposed Swap Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission ("CFTC") adopted its version of the Proposed Rule ("CFTC Proposed Rule") that generally mirrors the Proposed Swap Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.

The Proposed Swap Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of initial margin required to be posted or collected would be the amount calculated using either a standardized schedule set forth in the Proposed Swap Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Swap Rule that is approved by the applicable Agency. The Proposed Swap Rule also specifies the types of collateral that may be posted by either counterparty as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold) and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Swap Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not required to be segregated with an independent, third-party custodian, and may be rehypothecated if permitted by contract.

Under the Proposed Swap Rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Swap Rule’s initial margin requirement would not come into effect until December 1, 2019.

The Bank would not be a Covered Swap Entity under the Proposed Swap Rule, although the Finance Agency has discretion to designate the Bank a Covered Swap Entity. Rather, the Bank would be a financial end-user under the Proposed Swap Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Swap Rule’s initial margin requirement. Since the Bank is currently posting and collecting variation margin on its non-cleared swaps, it is not anticipated that the Proposed Swap Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the Proposed Swap Rule’s initial margin requirement is adopted, it is anticipated that the Bank’s cost of engaging in non-cleared swaps would increase.

SEC Final Regulations on Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Include enhanced diversification, disclosure, and stress testing requirements as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBanks’ consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of "daily liquid assets," and the definition of "weekly liquid assets" continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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

Advances. Advances, at par, to our insurance company members were 62% and 61% of total Advances at September 30, 2014 and December 31, 2013, respectively. We believe that Advances outstanding to our insurance company members and the relative percentage of their Advances to the total could continue to increase. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of each insurance company member's financial strength.

As of September 30, 2014, we had Advances outstanding, at par, of $4.3 billion to five of our insurance company members whose total credit products exceeded 15% of their general account assets, net of borrowed money. Two of these members are captive insurance companies. A captive insurance company insures risks of its parent, affiliated companies and/or other entities under common control. Beginning on March 21, 2014, management began establishing a borrowing limit on a case-by-case basis for our captive insurance company members based on a review and recommendation by our credit services underwriting department. Credit services underwriting makes a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan, the existence of a parental guarantee and earnings stability. In addition, we generally require captive insurance company members to, among other things: (i) pledge the collateral free of other encumbrances, (ii) collateralize all obligations to us, including prepayment fees, accrued interest and any outstanding AHP or MPP obligations, (iii) obtain our prior approval before pledging whole loan collateral, and (iv) provide annual audit reports of the member entity and its ultimate parent, as well as quarterly unaudited financial statements.

Concentration. Our credit risk is magnified due to the concentration of Advances in a few borrowers. As of September 30, 2014, our top two borrowers held 23% of total Advances outstanding, at par, and our top five borrowers held 42% of total Advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Prepayment Fees. At September 30, 2014 and December 31, 2013, we had $5.4 billion or 28% of Advances outstanding, at par, and $4.1 billion or 24% of Advances outstanding, at par, respectively, that can be prepaid without incurring prepayment or termination fees. All other Advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the Advance.

Investments. We are also exposed to credit risk through our investment portfolios. The Risk Management Policy approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. At September 30, 2014, we did not have any unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term equivalent sovereign rating from S&P of AA or higher.

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of Retained Earnings, Class B Capital Stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 283% at September 30, 2014 compared to 308% at December 31, 2013. Although our outstanding investments in MBS and ABS exceeded the limitation at December 31, 2013, we were in compliance at the time we purchased the investments and, therefore, we were not out of compliance with the regulation. However, we were not permitted to purchase additional investments in MBS and ABS until these outstanding investments were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any changes in ratings, outlook, or watch status occurring after September 30, 2014 or December 31, 2013, respectively ($ amounts in millions):

					Below
					Investment
September 30, 2014	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-Bearing Deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	—	419	419
Total AFS securities	—	3,155	—	—	419	3,574
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,043	—	—	—	3,043
GSE RMBS	—	3,636	—	—	—	3,636
Private-label RMBS	—	19	20	23	50	112
Private-label ABS	—	—	12	—	2	14
Total HTM securities	—	6,967	32	23	52	7,074
Total investments, carrying value	$—	$10,122	$32	$23	$471	$10,648

Percentage of total	—%	95%	—%	—%	5%	100%

December 31, 2013
Short-term investments:
Interest-Bearing Deposits	$—	$1	$—	$—	$—	$1
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,163	—	—	—	3,163
Private-label RMBS	—	—	—	—	470	470
Total AFS securities	—	3,163	—	—	470	3,633
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,119	—	—	—	3,119
GSE RMBS	—	3,593	—	—	—	3,593
Private-label RMBS	—	26	27	39	58	150
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,007	40	39	60	7,146
Total investments, carrying value	$—	$10,171	$40	$39	$530	$10,780

Percentage of total	—%	95%	—%	—%	5%	100%

Private-label RMBS and ABS. Private-label RMBS and ABS are classified as prime, Alt-A or subprime based on the originator's classification at the time of origination or based on classification by an NRSRO upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

All private-label RMBS and ABS were rated with an S&P equivalent rating of AAA at the date of purchase. Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of September 30, 2014, were California (63%), New York (6%), Florida (5%), Virginia (3%), and Connecticut (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, and comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of September 30, 2014 ($ amounts in millions):

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	19	—	—	—	19
A	32	—	—	—	32
BBB	16	6	—	—	22
Below investment grade:
BB	34	—	—	—	34
B	13	—	—	—	13
CCC	—	151	—	—	151
CC	—	153	—	—	153
D	—	24	41	79	144
Total below investment grade	47	328	41	79	495
Total UPB	$114	$334	$41	$79	$568

Amortized cost	$114	$293	$37	$60	$504
Gross unrealized losses (1)	(2)	—	—	—	(2)
Estimated fair value	112	319	40	72	543

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	98%	95%	97%	90%	95%

(1)
Represents the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. Excludes unrealized gains. The amortized cost of private-label RMBS and ABS in a gross unrealized loss position was $70.3 million at September 30, 2014.

(2)	Includes OTTI losses for securities held at September 30, 2014 only.

The following table presents the UPB of our private-label RMBS and ABS by collateral type and loan type ($ amounts in millions):

	September 30, 2014			December 31, 2013
	Fixed	Variable		Fixed	Variable
By Collateral Type (1)	Rate	Rate (2)(3)	Total	Rate	Rate (2)(3)	Total
Prime loans	$85	$459	$544	$120	$528	$648
Alt-A loans	11	—	11	14	—	14
Subprime loans	11	2	13	13	2	15
Total, private-label RMBS and ABS, at UPB	$107	$461	$568	$147	$530	$677

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

OTTI Evaluation Process. The following table presents the additional significant modeling assumptions used to determine whether a security was OTTI during the third quarter of 2014, as well as the related current credit enhancement as of September 30, 2014. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects securities that have no remaining credit support and are likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of all of the OTTI private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all Private-label RMBS and ABS			Current Credit Enhancement (2)
Year of Securitization	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Total Prime	$544	13%	8%	33%	5%
Total Alt-A	11	19%	6%	31%	13%
Total private-label RMBS	$555	13%	8%	33%	5%

Home Equity Loan ABS:
Total Subprime - home equity loans (3)	$2	10%	12%	32%	100%

(1)
Excludes one manufactured housing loan ABS, with a UPB of $11.7 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate this security for OTTI.

(2)	Weighted Average based on UPB.

(3)	Insured by monoline bond insurers.

See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for additional information.

Mortgage Loans Held for Portfolio.

MPP Credit Enhancements.

Primary Mortgage Insurance. The following table presents the PMI providers and related PMI coverage amount on seriously delinquent loans held in our portfolio as of September 30, 2014, and the mortgage insurance company credit ratings as of October 31, 2014 ($ amounts in millions):

			Seriously Delinquent Loans (2)
				PMI
				Coverage
Mortgage Insurance Company	Credit Rating (1)	Credit Rating Outlook (1)	UPB	Outstanding
MGIC	BB-	Stable	$3	$1
RMIC (3)	NR	N/A	3	1
Radian Guaranty, Inc.	BB-	Positive	2	1
Genworth	BB-	Positive	2	—
United Guaranty Residential Insurance Corporation	BBB+	Stable	1	1
All Others (4)	NR, BBB+	N/A, Stable	1	—
Total			$12	$4

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Includes loans that are 90 days or more past due or in the process of foreclosure.

(3)
On August 3, 2011, we announced that we would no longer accept RMIC, a subsidiary of Old Republic International Corporation, as a provider of PMI, effective with MDCs committed on or after August 1, 2011. On January 20, 2012, the North Carolina Department of Insurance took possession and control of RMIC, and, beginning January 19, 2012, RMIC was authorized to pay only 50% of its claim amounts, with the remaining amount to be paid at a future date when funds become available. On December 3, 2012, RMIC announced regulatory approval of a plan to pay 60% of its claims amounts for claims settled subsequent to January 19, 2012. On June 30, 2014, RMIC announced regulatory approval of a plan to resume payment of all valid claims settled on or after July 1, 2014 at 100% of its claim amounts without further deferrals. All deferred payment obligations outstanding were paid in full as of June 30, 2014.

(4)
Includes three mortgage insurance companies, including PMI Mortgage Insurance Co. On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Co. announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011. PMI Mortgage Insurance Co. began paying 67% of its claims amounts on March 7, 2014.

Lender Risk Account. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$11	$39	$50	$11	$29	$40
Additions	—	6	6	—	3	3
Claims paid	(1)	—	(1)	—	—	—
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$10	$45	$55	$11	$32	$43

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$11	$34	$45	$13	$21	$34
Additions	1	11	12	1	11	12
Claims paid	(2)	—	(2)	(2)	—	(2)
Distributions	—	—	—	(1)	—	(1)
Balance of LRA, end of period	$10	$45	$55	$11	$32	$43

Credit Risk Exposure to Supplemental Mortgage Insurance Providers. As of September 30, 2014, we were the beneficiary of SMI coverage, under our original MPP, on mortgage pools with a total UPB of $2.0 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of October 31, 2014, and the SMI exposure ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	September 30, 2014	December 31, 2013
MGIC	BB-	Stable	$25	$38
Genworth	BB-	Positive	9	14
Total			$34	$52

MPP and MPF Loan Concentration. The mortgage loans purchased through the MPP and the participation interests purchased through the MPF program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at September 30, 2014 or December 31, 2013. It is likely that the concentration of mortgage loans in Indiana and Michigan will continue to increase in the future due to the loss of the 3 largest MPP sellers in 2006 - 2007 that were our primary sources of nationwide mortgages. The median outstanding size of our mortgage loans was approximately $133 thousand and $131 thousand at September 30, 2014 and December 31, 2013, respectively.

MPP and MPF Credit Performance. The serious delinquency rate for the MPP FHA mortgages was 0.31% and 0.56% at September 30, 2014 and December 31, 2013, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 1.02% at September 30, 2014, compared to 1.56% at December 31, 2013. Both rates were below the national serious delinquency rate. There were two seriously delinquent conventional MPF loans at September 30, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

The following table presents key information on derivative positions with counterparties to which we had exposure on a settlement date basis using credit ratings from S&P or Moody's stated in terms of the S&P equivalent ($ amounts in millions):

September 30, 2014	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$266	$1	$—	$1
A	102	—	—	—
Cleared derivatives (1)	9,832	2	10	12
Liability positions with credit exposure
Bilateral derivatives	—	—	—	—
Cleared derivatives (1)	6,046	(12)	18	6
Total derivative positions with credit exposure to non-member counterparties	16,246	(9)	28	19
Member institutions (2)	93	—	—	—
Subtotal - derivative positions with credit exposure	16,339	$(9)	$28	$19
Derivative positions without credit exposure	14,599
Total derivative positions	$30,938

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
September 30, 2014	(3.4) years	(0.1) years	2.4 years
December 31, 2013	0.6 years	(2.0) years	2.1 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level was (0.1) years at September 30, 2014 and (2.0) years at December 31, 2013, which were equal to the levels under the base case (0 bps).

We were in compliance with the duration of equity limits established at both dates. The change in the base case duration of equity level (0 bps) at September 30, 2014 compared to December 31, 2013 was primarily due to a change in the pricing assumption for internal modeling purposes for swapped Consolidated Obligations to the price implied by the matched swap. This change resulted in our liabilities being shortened relative to assets and, therefore, lengthened the duration of equity.

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

Duration Gap. The duration gap was (1.1) months at September 30, 2014, compared to (3.3) months at December 31, 2013.

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

Date	VaR
September 30, 2014	$200
December 31, 2013	289

Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents the ratios of market value to book value of equity:

Date	-200 bps	Base	+200 bps
September 30, 2014	102%	104%	101%
December 31, 2013	105%	116%	115%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2013 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2014, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Executive Vice President - Finance (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Executive Vice President - Finance, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which has been amended, is an action for rescission and damages and asserts claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. As reported in our Annual Report on Form 10-K for the year ended December 31, 2013, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from those defendants. In July 2014, we executed a confidential settlement agreement with another defendant in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to other applicable securities at issue in the litigation, in consideration of our receipt of a cash payment on behalf of that defendant. Having completed that settlement, our remaining claim consists of allegations of negligent misrepresentation and violations of state securities law against one defendant with respect to one private-label RMBS with an original principal amount of $82.0 million.

Item 1A. RISK FACTORS

Except for an addition to the following risk factor, there have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2013 Form 10-K.

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, or the Value of FHLBank Membership

On September 12, 2014, the Finance Agency published a proposed rule regarding members of FHLBanks ("Proposed Membership Rule"). For information regarding the Proposed Membership Rule, please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

If the Proposed Membership Rule is adopted in its current form, we currently expect that the impact on our financial condition and results of operations would be materially adverse, but not immediately. Our three captive insurance company members, who collectively hold $2,541.0 million of outstanding Advances as of September 30, 2014, would have their membership terminated five years after issuance of the rule. Other insurance company members, who collectively hold in excess of $500 million of outstanding Advances as of September 30, 2014, could also have their membership terminated after five years if the Finance Agency deems them not to be "insurance companies" under the rule.

Five members, who collectively hold $13.5 million of outstanding Advances as of September 30, 2014, would not qualify under the proposed ongoing asset tests as of June 30, 2014. If those members who would not comply with the new asset tests (and would not return to compliance within one year) have their membership in our Bank terminated, we expect that the immediate impact on our financial condition and results of operation would be immaterial. Over time, however, we expect that the imposition of ongoing asset tests on our members would adversely impact our results of operations and may adversely affect the value of membership in our Bank.

We are continuing to evaluate whether other institutions may not qualify for membership under the new asset tests or as a result of a new, narrower regulatory definition of "insurance company."

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

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Principal Executive Officer, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on May 24, 2010

10.6*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on March 25, 2014

10.7*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.8*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 22, 2013, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 26, 2013

10.9*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.10*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2013, as approved by the Board of Directors on December 13, 2012, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 26, 2014

10.11*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2015, as approved by the Board of Directors on October 17, 2012, incorporated by reference to Exhibit 10.1 of our Amended Current Report on Form 8-K/A filed on October 24, 2014

14.1*
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 7, 2014	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 7, 2014	By:	/s/ ROBERT E. GRUWELL
	Name:	Robert E. Gruwell
	Title:	Executive Vice President - Finance

November 7, 2014	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer