Form 10-K
period 2014-12-31
Federal Home Loan Bank of Indianapolis
filed 2015-03-13
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
☐  Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the stock held by members and former members of the registrant was approximately $1.683 billion. At February 28, 2015, 15,753,060 shares of stock were outstanding.

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

Background Information

The Federal Home Loan Bank of Indianapolis is a regional wholesale bank that provides loans, grants, and business services to member financial institutions. We are one of 12 such FHLBanks established in 1932. FHLBanks are privately capitalized and funded, and receive no Congressional appropriations. The FHLBanks, along with the Office of Finance, comprise the FHLBank System.

Our mission is to help families afford housing by working with our member financial institutions to meet our members' funding needs for residential mortgage loans and other types of loans to support the economic growth and job creation of their communities. Our programs provide funding to assist members with liquidity and asset/liability management, interest rate risk management, profitability enhancement, and mortgage pipelines. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost advances that help support affordable housing and economic development initiatives.

Our Bank was organized under the authority of the Bank Act. We are wholly-owned by our member financial institutions, which are also our primary customers. We do not lend directly to, or purchase mortgage loans directly from, the general public. All federally-insured depository institutions (including commercial banks, thrifts and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and insurance companies are eligible to become members of our Bank if they are chartered in or have a principal place of business located in our district states of Indiana or Michigan. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member financial institutions are required to purchase shares of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period. We are generally limited to making advances to members; however, by regulation, we are also permitted to make advances to Housing Associates, but they may not purchase our stock and have no voting rights.

Each FHLBank is a GSE and a federal instrumentality of the United States of America that operates as an independent entity with its own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

•	exemption from federal, state, and local taxation, except real estate taxes;

•	exemption from registration under the Securities Act of 1933, as amended (the FHLBanks are required by federal law to register a class of their equity securities under the Exchange Act);

•
the requirement that at least 40% of our directors be non-member "independent" directors; that two of these "independent" directors must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections; and that the remaining "independent" directors must have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations;

•	the United States Treasury's authority to purchase up to $4 billion of consolidated obligations of the FHLBanks; and

•	the requirement to use 10% of annual net earnings before interest expense on MRCS to fund the AHP.

The principal source of our funding is the proceeds from the sale to the public of FHLBank debt instruments, known as consolidated obligations, which consist of CO bonds and discount notes. The Office of Finance was established as a joint office of the FHLBanks to facilitate the issuance and servicing of consolidated obligations. The United States government does not guarantee, directly or indirectly, our consolidated obligations, which are the joint and several obligations of all FHLBanks.

On July 30, 2008, the United States Congress enacted HERA primarily to address the housing finance crisis, expand the FHA's financing authority and address GSE reform issues, among other matters. A significant provision of HERA created a new federal agency, the Federal Housing Finance Agency, that became the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on HERA's enactment date. Our former regulator, the Federal Housing Finance Board, was abolished, and Finance Board regulations, policies, and directives were transferred to the Finance Agency. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

Operating Segments

We manage our operations by grouping products and services within two operating segments. These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways we provide services to member shareholders.

These operating segments are (i) traditional, which includes credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreement to resell, AFS securities, and HTM securities), and correspondent services and deposits; and (ii) mortgage loans, which consist of mortgage loans purchased from our members through our MPP and participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 18 - Segment Information.

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

Our primary credit product is advances. We offer a wide array of fixed-rate and adjustable-rate advances and interest is generally due monthly. The maturities of advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer in some instances. Members utilize advances for a wide variety of purposes including:

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

We also offer lines of credit which allow members to fund short-term cash needs without submitting a new application for each fund request.

Advances. Our primary advance products include:

•
Fixed-rate Bullet Advances, which have fixed rates throughout the term of the advances. These advances are typically referred to as "bullet" advances because no principal payment is due until maturity. Prepayments prior to maturity may be subject to prepayment fees. These advances can include a feature that allows for delayed settlement.

•
Putable Advances, which are fixed-rate advances that give us an option to terminate the advance prior to maturity. We would normally exercise the option to terminate the advance when interest rates increase. Upon our exercise of the option, the member must repay the putable advance or convert it to a floating-rate instrument under the terms established at the time of the original issuance.

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

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2014, our top five borrowers accounted for 40% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of advances outstanding for our five largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, advances to borrowers that are no longer members may remain outstanding until maturity.

December 31, 2014	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$2,175	11%
Jackson National Life Insurance Company	2,123	10%
Tuebor Captive Insurance Company LLC	1,611	8%
IAS Services LLC	1,250	6%
Blue Cross Blue Shield of Michigan	1,171	5%
Subtotal	8,330	40%
Others	12,300	60%
Total advances, par value	$20,630	100%

December 31, 2013	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$2,100	12%
Jackson National Life Insurance Company	1,978	11%
Blue Cross Blue Shield of Michigan	1,172	7%
Tuebor Captive Insurance Company LLC	990	6%
Flagstar Bank, FSB	988	6%
Subtotal	7,228	42%
Others	9,904	58%
Total advances, par value	$17,132	100%

As of December 31, 2014, 63 of our 395 members each had total assets in excess of $1 billion, and together they comprised approximately 91% of the total member asset base, i.e., the total cumulative assets of our member institutions.

For the year ended December 31, 2014, we did not have gross interest income on advances, excluding the effects of interest-rate exchange agreements, that exceeded 10% of our total interest income from any one customer. For the years ended December 31, 2013 and 2012, we had advances outstanding to and gross interest income from Flagstar Bank, FSB as follows ($ amounts in millions):

	As of and for the Years Ended December 31,
	2013	2012
Advances, at par	$988	$3,180
% of total advances, outstanding	6%	18%

Gross interest income	$95	$107
% of total interest income	17%	17%

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

Collateral Status Categories. We take collateral under a blanket, specific listings or possession status depending on the credit quality of the borrower, the type of institution and our review of liens. The blanket status is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under the specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under possession status are required to place the collateral in possession with our Bank or a third-party custodian in amounts sufficient to secure all outstanding obligations.

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs, which were defined for 2015 as FDIC-insured depository institutions with average total assets not exceeding $1.123 billion over the three years preceding the transaction date. This limit is subject to annual adjustment by the Finance Agency Director based on the Consumer Price Index and is rounded to the nearest million.

While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank. We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate those policies do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. With respect to the new home mortgage lending rules adopted by the CFPB for residential loans originated on or after January 10, 2014, we accept loans that comply with or are exempt from the ability-to-pay requirements as collateral.

In order to help mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. Standard requirements range from 100% for deposits (cash) to 145% - 175% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 105% to 195%; less traditional types of collateral have standard over-collateralization ratios up to 300%.

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

Collateral Review and Monitoring. We verify collateral balances by performing periodic, on-site collateral audits on our borrowers, which allows us to verify loan pledge eligibility, credit strength and documentation quality, as well as adherence to our Anti-Predatory Lending Policy, our Subprime and Nontraditional Residential Mortgage Policy, and other collateral policies. In addition, on-site collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

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

The longer term investment portfolio typically generates higher returns and may only include investments deemed investment quality at the time of purchase. They may consist of (i) securities issued by the United States government, its agencies, and certain GSEs, (ii) MBS and ABS issued by Fannie Mae, Freddie Mac and Ginnie Mae that derive credit enhancement from their relationship with the United States government, and (iii) other MBS, ABS, CMOs and REMICs rated AAA or equivalent by at least two NRSROs.

All unsecured investments, including those with our members or their affiliates, are subject to certain selection criteria. Each unsecured counterparty must be approved and has an exposure limit, which is computed in the same manner regardless of the counterparty's status as a member, affiliate of a member or unrelated party. These criteria determine the permissible amount and maximum term of the investment. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments for more information.

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

Finance Agency regulation further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Class B stock, retained earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If the outstanding balances of our investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding balances were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit. Although these investments, as a percentage of total regulatory capital, were 302% at December 31, 2014, this percentage has decreased below 300% in 2015; therefore, we are currently permitted to purchase additional investments in MBS or ABS.

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

To support deposits, the Bank Act requires us to have at all times a liquidity deposit reserve in an amount equal to the current deposits received from our members invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years. The following table presents our excess liquidity deposit reserves ($ amounts in millions):

	December 31, 2014	December 31, 2013
Liquidity deposit reserves	$22,656	$20,669
Less: total deposits	1,084	1,066
Excess liquidity deposit reserves	$21,572	$19,603

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

Mortgage Purchase Program.

Overview. We purchase mortgage loans directly from our members through our MPP. Members that participate in the MPP are known as PFIs. By regulation, we are not permitted to purchase loans directly from any institution that is not a member or Housing Associate of the FHLBank System, and we may not use a trust or other entity to purchase the loans. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), second/vacation homes, and investment properties.

Our mortgage loan purchases are governed by the AMA regulation adopted by the Finance Board in 2000, as amended. Further, while the regulation does not expressly limit us to purchasing fixed-rate loans, before purchasing adjustable-rate loans we would need to analyze whether such purchases would require Finance Agency approval under its new business activity regulation. The new business activity regulation provides that any material change to an FHLBank's business activity that results in new risks or operations needs to be approved by the Finance Agency.

Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement to be rated at least investment grade. In accordance with such regulations, we limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the provisions of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. All loans purchased through our MPP with applications dated on or after January 10, 2014 must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

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

Mortgage Loan Concentration. Our board of directors has established a limit that restricts the current outstanding balance (as determined at the last reported month end balance) of MPP loans previously purchased from any one PFI to 50% of the MPP portfolio.

Based upon the average balances of MPP loans outstanding, at par, and imputing the amount of interest income, no mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income for the years ended December 31, 2014, 2013, or 2012. See Item 1A. Risk Factors - Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration for additional information.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using an NRSRO credit risk model.

Our original MPP, which we ceased offering for conventional loans in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on an NRSRO model in compliance with Finance Agency regulations. On November 29, 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA for additional credit enhancement, resulting in an implied credit rating of at least BBB, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and MPP Advantage, the funds in the LRA are established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any, and used to pay losses for a particular pool of loans.

Credit losses on defaulted mortgage loans in a pool are paid from these sources, until they are exhausted, in the following order:

•	borrower's equity;

•	PMI, if applicable;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is used for all acquisitions of conventional mortgage loans under MPP Advantage.

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

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and consists of a portion of the principal balance purchased. The LRA funding amount is currently 120 bps of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after acquisition, but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

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

We typically receive a 0.25% fee on cash-out refinancing transactions, but the fee could vary depending on the initial LTV ratio. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights.

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. As of December 31, 2014 based on the total UPB of MPP loans, 16% were serviced by CitiMortgage, 16% were serviced by JPMorgan Chase &Co., and 11% were serviced by Northpointe Bank, with the remaining 57% serviced by PFIs or other servicers with no one organization servicing over 10%.
Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those rights at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, Washington Mutual Mortgage Securities Corporation. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us. In December 2014, Washington Mutual Mortgage Securities Corporation (our master servicer) provided notice of termination of our contract effective December 31, 2015 (unless a transition and termination acceptable to both parties is completed earlier). We are in the process of evaluating potential replacements.

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

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts returned to the PFI over a period of time in accordance with each MCC) or SMI are made prior to the claims process. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from us if LRA funds are available. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA is still being funded, based on our contractual arrangement, we or the SMI provider could make claims against those payments as they are received up to the full reimbursable amount of the claim, and these amounts would be reflected as additional deductions from the LRA as they were paid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for additional information.

Reactivation and Suspension of our Participation in the MPF Program. We participated in the MPF Program from its inception through 2002, when we discontinued active participation in favor of our MPP. In 2012, we entered into an MPF Participation Agreement with the FHLBank of Topeka. In January 2014, the FHLBank of Topeka notified us that it would no longer offer us the option to participate in new MPF MCCs. All participation interests in MPF loans under the existing MPF MCCs were fulfilled in April 2014.

Housing Goals. The Finance Agency is required by its regulations to establish low-income housing goals for mortgage purchases. The low-income housing goals are only in effect for FHLBanks that acquire more than $2.5 billion of mortgages in any calendar year. To our knowledge, the Finance Agency has not yet established any low-income housing goals; we purchased $1.6 billion of mortgages in 2014.

Funding Sources

The primary source of funds for each of the FHLBanks is the sale of consolidated obligations, which consist of CO bonds and discount notes. The Finance Agency and the United States Secretary of the Treasury oversee the issuance of this debt in the capital markets. The Finance Agency's regulations govern the issuance of debt on our behalf and authorize us to issue consolidated obligations through the Office of Finance, under Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt without the approval of the Finance Agency.

While consolidated obligations are the joint and several obligations of all of the FHLBanks under Section 11(a), the primary liability for consolidated obligations issued to provide funds for a particular FHLBank rests with that FHLBank. Consolidated obligations are backed only by the financial resources of all the FHLBanks. Although each FHLBank is a GSE, consolidated obligations are not obligations of, and are not guaranteed by, the United States government. Our consolidated obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding consolidated obligations was approximately $847.2 billion at December 31, 2014, and $766.8 billion at December 31, 2013. The par amount of the consolidated obligations for which we are the primary obligor was $38.1 billion at December 31, 2014, and $34.1 billion at December 31, 2013.

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

•
investments described in Section 16(a) of the Bank Act, which include, among others, securities that a fiduciary or trustee may purchase under the laws of the state in which the FHLBank is located; and

•
other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the consolidated obligations. Rating modifiers are ignored when determining the applicable rating level.

We were in compliance with this regulatory requirement throughout 2014 and 2013.

The following table presents a comparison of the aggregate amount of the qualifying assets to the total amount of outstanding consolidated obligations outstanding on our behalf ($ amounts in millions).

	December 31, 2014	December 31, 2013
Aggregate qualifying assets	$41,759	$37,666
Less: total consolidated obligations outstanding	38,071	34,019
Aggregate qualifying assets in excess of consolidated obligations	$3,688	$3,647

Ratio of aggregate qualifying assets to consolidated obligations	1.10	1.11

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 6 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed or adjustable rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including LIBOR, Federal funds, United States Treasury Bill, Constant Maturity Swap, Prime Rate, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated Obligation Discount Notes. We also issue discount notes to provide short-term funds for advances to members, liquidity, and other investments. These securities can have maturities that range from one day to one year and are offered daily through a discount note selling group and other authorized securities dealers. Discount notes are generally sold below their face values and are redeemed at par when they mature.

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

•	Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers.

◦	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods.

◦
Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with a person(s) with a permanent disability.

◦
Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. In 2014, the disaster relief program was activated and approved by the board of directors to assist victims of the federally declared disaster that resulted from the August 11, 2014 flooding in three southeastern Michigan counties. The deadline to apply for assistance under this program is March 31, 2015.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances have maturities ranging from 30 days to 20 years and are priced at our cost of funds plus reasonable administrative expenses. Advances made under our Community Investment Program comprised 3.3% and 3.5% of our total advances outstanding, at par, at December 31, 2014, and 2013, respectively.

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

The Bank Act gives the Secretary of the Treasury the discretion to purchase consolidated obligations up to an aggregate principal amount outstanding of $4 billion. No borrowings under this authority have been outstanding since 1977.

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

GLB Act. The GLB Act requires that each FHLBank maintain a capital structure comprised of Class A stock, Class B stock, or both. A member can redeem Class A stock upon six months' prior written notice to its FHLBank. A member can redeem Class B stock upon five years' prior written notice to its FHLBank. Class B stock has a higher weighting than Class A stock for purposes of calculating the minimum leverage requirement applicable to each FHLBank.

The GLB Act requires that each FHLBank maintain permanent capital and total capital, as defined below, in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements.

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

HERA Amendments to the Bank Act. HERA eliminated the Finance Agency's authority to appoint directors to our board. HERA also eliminated the Finance Agency's authority to cap director fees (subject to the Finance Agency's review of reasonableness of such compensation) but placed additional controls over executive compensation.

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

Federal and State Banking Laws. We are generally not subject to the state and federal banking laws affecting United States retail depository financial institutions. However, the Bank Act, as amended by HERA, requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving financial instruments and loans that involve fraud or possible fraud. In addition, we are required to establish an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network pursuant to the Bank Secrecy Act and the USA Patriot Act.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. The Helping Families Save Their Homes Act of 2009 requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to reach an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement. In the case of the participation interests in mortgage loans we purchased from the FHLBank of Topeka under the MPF Program, the FHLBank of Chicago (as the MPF Provider) issued the appropriate notice to the affected borrowers and established its own procedures to ensure compliance with the notice requirement.

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

Membership Trends

Our membership territory is comprised of the states of Indiana and Michigan. In 2014, we gained nine new members and lost eighteen members due to mergers and consolidations, for a net loss of nine members.

The following table presents the composition of our members by type of financial institution:

Type of Institution	December 31, 2014	% of Total	December 31, 2013	% of Total
Commercial banks	197	50%	208	52%
Thrifts	37	9%	38	9%
Credit unions	108	27%	108	27%
Insurance companies	51	13%	49	12%
CDFIs	2	1%	1	—%
Total member institutions	395	100%	404	100%

Competition

We operate in a highly competitive environment. Demand by members for advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banks, commercial banks, and in certain circumstances, other FHLBanks. An example of these circumstances occurs when a financial holding company has subsidiary banks that are members of different FHLBanks and can, therefore, choose to take advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, and availability of collateral and its valuation.

Likewise, our MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers or guarantors of government-guaranteed or conventional, conforming fixed-rate mortgage loans such as Ginnie Mae, Fannie Mae and Freddie Mac.

We also compete with Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of debt instruments. Increases in the supply of competing debt products, in the absence of increases in demand, typically result in higher debt costs to us or lesser amounts of debt issued on our behalf at the same cost than otherwise would be the case. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - The Capital Markets for additional information.

Employees

As of February 28, 2015, we had 211 full-time employees and 4 part-time employees. Employees are not represented by a collective bargaining unit.

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

Our 2015 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Indiana and Michigan. It is available on our website at www.fhlbi.com by selecting "Community Investment" and then selecting "Publications, Bulletins and Presentations" from the drop-down menu.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on the SEC's website is not incorporated into this Annual Report on Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Conduct or our 2015 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

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

Changes in the Legal and Regulatory Environment May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the CFPB, the Financial Stability Oversight Council ("FSOC"), the Comptroller General, the FASB or other federal or state regulatory bodies; and judicial decisions that modify the present regulatory environment. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for more information.

Changes that restrict the growth of our current business or prohibit the creation of new products or services could negatively impact our earnings. Further, the regulatory environment affecting members could be changed in a manner that would negatively impact their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank. Changes to the regulatory environment that affect our debt underwriters, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. Similarly, regulatory actions or public policy changes that give preference to certain sectors, business models, regulated entities, or activities could negatively impact us.

On September 12, 2014, the Finance Agency published a proposed rule regarding members of FHLBanks ("Proposed Membership Rule"). For information regarding the Proposed Membership Rule, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

If the Proposed Membership Rule is adopted in its current form, we currently expect that the impact on our financial condition and results of operations would be materially adverse, but it would not be immediate. Three of our captive insurance company members, which collectively held $2.9 billion or 14% of outstanding advances as of December 31, 2014, would have their membership terminated five years after issuance of a final rule. Other insurance company members, which collectively held in excess of $586 million or 3% of outstanding advances as of December 31, 2014, could also have their membership terminated after five years if the Finance Agency deems them not to be "insurance companies" under a final rule. In addition, during February 2015, we admitted three captive insurance companies as members of the Bank. Under the Proposed Membership Rule, those companies would have their membership and any outstanding advances terminated upon issuance of a final rule, which may also require our immediate redemption of those members' capital stock in our Bank.

Five members, one of which held outstanding advances as of December 31, 2014 totaling $9.5 million, would not qualify under the proposed ongoing asset tests as of June 30, 2014. If those members that would not comply with the new asset tests (and would not return to compliance within one year) have their membership in our Bank terminated, we expect that the immediate impact on our financial condition and results of operation would be immaterial. Over time, however, we expect that the imposition of ongoing asset tests on our members would adversely impact our results of operations and may adversely affect the value of membership in our Bank.We are continuing to evaluate whether other institutions may not qualify for membership under the proposed new asset tests or as a result of the proposed narrower regulatory definition of "insurance company."

The CFPB issued final rules with an effective date of January 10, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage loan. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the final rules. Mortgage borrowers can assert these defenses and causes of action against the original mortgage lender, and against purchasers and other assignees of the mortgage loan, which would include us as loan purchaser under our AMA programs or if we were to foreclose on mortgage loan collateral. The final rules provide for a limited safe harbor from certain liability for qualified mortgage loans ("QMs"), which could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank advances. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not QMs or otherwise) would be expected to retain such loans as assets. If we were to make advances secured, in part, by such mortgage loans and subsequently liquidate the collateral, we could be subject to these defenses to foreclosure or causes of action for damages by the mortgage borrower. This in turn could reduce the value of our advances collateral, potentially reducing our likelihood of repayment on our advances if we were required to sell such collateral.

In 2010, the United States Congress enacted the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the United States financial system. Several provisions in the Dodd-Frank Act could affect us and our members, depending on how the various federal regulators decide to implement this law through the issuance of regulations and their enforcement activities. For example, in 2014 the CFTC, along with other regulators, proposed a rule that would subject non-cleared swaps to a mandatory two-way margin requirement, among other things. Any additional margin and capital requirements could adversely affect the liquidity and pricing of our derivative transactions, making derivative trades more costly and less attractive as risk management tools. Under the Dodd-Frank Act and a final rule issued in 2012, if the FSOC were to decide that we are a non-bank financial company, then we would be subject to the supervision of the FRB, which would add a significant layer of regulation to our business.

Other provisions of the Dodd-Frank Act may not directly affect us but could affect our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members.

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

Regulatory changes affecting our members could negatively affect our business as well. For example, the federal banking regulators are undertaking rulemaking from the Basel Committee on Bank Supervision. The FDIC, OCC, and FRB have established new minimum capital standards for financial institutions to incorporate (and in some cases may further strengthen) the Basel III regulatory capital reforms. The new capital framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. The capital requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in CO bonds or discount notes.

The FRB, OCC, and FDIC have jointly adopted a rule, effective January 1, 2015, that incorporates (and in some cases increases) Basel III liquidity requirements. The liquidity coverage ratio ("LCR") rule requires certain non-banking financial organizations ("Covered Organizations") to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress, based on certain assumptions about outflow rates for HQLAs. If the Covered Organization qualifies as an "advanced approaches" banking organization, the HQLA requirements are also applied on a consolidated basis to each United States-based banking subsidiary of such Covered Organization that has more than $10 billion in assets.

In addition, HQLAs must be unencumbered, although they may be pledged as part of a blanket lien to a U.S. central bank or government-sponsored enterprise, as long as they do not currently support credit or access to payment services extended to the Covered Organization by such central bank or GSE. HQLAs are divided into three classes or levels. Level 1 assets can be used to meet the liquidity test without limit. Level 2A assets can be counted for liquidity purposes, but are subject to a 15% haircut. Level 2B assets are subject to a 50% haircut. FHLBank consolidated obligations are considered Level 2A liquidity assets, and so are subject to a 15% haircut and capped (with all other Level 2A and Level 2B assets) at 40% of the liquidity requirement. This haircut could make it more costly for any Covered Organization to hold consolidated obligations, which could reduce demand for them. Compliance with the LCR rule is subject to a phase-in period of up to two years. At this time, the effects of the LCR rule on demand for our advances is not expected to be significant.

The Finance Agency has continued its discussions with the FHLBanks to emphasize the importance of mission-related assets (consisting of advances and AMA). If any changes are required in our asset mix, we may have to reduce non mission-related activities, which we expect would adversely impact our level of investments and profitability.

Economic Conditions and Policy Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations

Our business, liquidity, financial condition, and results of operations are sensitive to general international and domestic business and economic conditions, such as changes in the money supply, inflation, volatility in both debt and equity capital markets, and the strength of the local economies in which we conduct business.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the FRB through its regulation of the supply of money and credit in the United States. The FRB's policies either directly or indirectly influence the yield on interest-earning assets, the cost of interest-bearing liabilities and the demand for our debt.

On October 29, 2014, the FOMC announced that it decided to conclude its asset purchase program due to substantial improvement in the outlook for the labor market and sufficient underlying strength in the broader economy to support ongoing progress toward maximum employment in a context of price stability. On January 28, 2015, the FOMC reaffirmed its view that the current 0.00% to 0.25% target range for the federal funds rate remains appropriate and that it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. Although these policies should help maintain accommodative financial conditions, the FRB's continuing substantial involvement in both short-term and MBS markets could adversely affect us through lower yields on our investments, higher costs of debt, or both.

Additionally, we are affected by the global economy through member ownership and investment patterns. The slow recovery from the European debt crisis and the resulting recessions in many European countries could have an adverse effect on our financial condition and results of operations. Changes in global investors' perceptions in the strength of the United States economy or the availability of more attractive investment opportunities elsewhere could lead to changes in investors' demand for our consolidated obligations. If global economic conditions deteriorate, our business could experience unfavorable consequences, including reductions in our mission assets and lower profitability.

Our district is comprised of the states of Indiana and Michigan. Economic data for our district have generally been unfavorable compared to national data, with unemployment and foreclosure rates higher than national rates.

A Failure or Interruption in Our Information Systems, Information Systems of Third-Party Vendors or Service Providers, or a Cybersecurity Event Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

We rely heavily on our information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. Although we devote significant resources to protecting our various systems and processes, there is no assurance that our security measures will provide fully effective security. If we experience a significant failure or interruption in certain information systems or a significant cybersecurity event, we may be unable to conduct and manage our business effectively.

In 2014, we completed the initial implementation of an enterprise-wide initiative to substantially replace our core banking system with purchased customizable external software. Future releases, which are expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of system failure or interruption while we are in the process of conversion. Any failure or interruption could adversely affect our advances and MPP business, member relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

Despite our policies, procedures, and controls, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us. In addition to internal computer systems, we rely on third-party vendors and service providers, including the Office of Finance, for many of our communications and information systems needs. Compromised security at those vendors and third parties could expose us to cyber attacks or other breaches. Any failure, interruption or breach in security of these systems, or any disruption of service could result in failures or interruptions in our ability to conduct and manage our business effectively, including, and without limitation, our funding activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition and results of operations.

We have purchased participation interests in MPF mortgage loans that the FHLBank of Topeka acquired from its PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our MPF business could be adversely impacted, which could negatively affect our financial condition, profitability and cash flows. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors that are engaged in the operation of the MPF Program were to experience operational or technical difficulties.

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions in the past, and the United States government's measures to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue our debt. Any significant disruption of the debt market could have a serious impact on our Bank and the FHLBank System.

A Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration

The loss of any large borrower could adversely impact our profitability and our ability to achieve business objectives. The loss of a large borrower could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, resolution of a financially distressed member, or regulatory changes. As of December 31, 2014, our top two borrowers, Lincoln National Life Insurance Company and Jackson National Life Insurance Company, held $2.2 billion and $2.1 billion, respectively, or a total of 21% of total advances outstanding, at par.

At December 31, 2014, 22% of our outstanding par value of MPP loans had been purchased from our top two PFIs. One of these two entities originated mortgages on properties in several states, but they are no longer our member because they no longer have their charter within our district. Although the other top PFI originates mortgages on properties in several states, we also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Indiana and Michigan. Therefore, our concentration of MPP loans on properties in Indiana and Michigan could increase over time.

We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. The federal banking regulation and Dodd-Frank Act capital requirements are causing mortgage servicing rights to be transitioned to non-depository institutions which may reduce the availability of buyers of mortgage servicing rights. In December 2014, Washington Mutual Mortgage Securities Corporation (our master servicer) provided notice of termination of our contract effective December 31, 2015 (unless a transition and termination acceptable to both parties is completed earlier). We are in the process of evaluating potential replacements.

Downgrades of Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms

The FHLBanks consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBanks have joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLBank's financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBanks are generally influenced by the sovereign credit rating of the United States.

Based on the credit rating agencies' criteria, downgrades to the United States sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur even though they are not obligations of the United States.

Although previous negative rating actions have not impacted our funding costs, uncertainty remains regarding possible longer-term effects resulting from rating actions. Any future downgrades in our credit ratings and outlook, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements under certain derivative instrument transactions, and member demand for certain of our products could possibly weaken. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit losses from member products, investment securities and unsecured counterparties.

Member Products.

Advances. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) properly assign or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly when the volatility of market prices and interest rates adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation action. In some cases, we may not be able to liquidate the collateral in a timely manner.

Our claims with respect to federally-insured depository institution members are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. However, with respect to our insurance company members, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members, which could result in increased credit risk. As of December 31, 2014 and 2013, advances to our insurance company members represented 61% of our total advances, at par.

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

Mortgage Loans. Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. If delinquencies in fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, if applicable, on mortgage loans purchased through our MPP or the participation interests in MPF loans acquired from the FHLBank of Topeka or another MPF FHLBank.

We are the beneficiary of third-party PMI and SMI (where applicable) coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, one of our PMI providers is paying 75% of the claim amounts and another one is paying 67% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us or further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience higher losses on mortgage loans.

We are also exposed to credit losses from servicers for mortgage loans purchased under our MPP or through participation interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

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

We are also exposed to credit losses from third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors. Our results of operations could be adversely impacted if one or more of these providers fails to fulfill its contractual obligations to us.

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

Changes in Interest Rates Could Have an Adverse Effect on Earnings

Our ability to prepare for changes in interest rates, or to hedge related exposures such as basis risk, significantly affects the success of our asset and liability management activities and our level of net interest income.

The effect of interest rate changes can be exacerbated by prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in our mortgage portfolio as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, the associated debt may remain outstanding. Increases in interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our interest spread.

In prior years, adverse conditions in the housing and mortgage markets, along with a large drop in market interest rates, allowed us to exercise calls of our debt and reissue it at a lower cost, resulting in mortgage spreads that were wider than historic norms and, therefore, resulted in higher earnings. In addition, the outstanding balance of the investment securities that were purchased at higher spreads, as well as the earnings from those investments, have been decreasing. Going forward, these trends are expected to continue to have an adverse effect on our earnings.

A number of measures are used to monitor and manage interest rate risk. Although we have analyzed the impact of changes in the level of interest rates and the shape of the yield curve over a broad range of scenarios, extreme and/or protracted movements in these interest rates could negatively impact our earnings.

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, and Our Access to Funding and Our Earnings

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

Likewise, our MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in a smaller share of the mortgages available for purchase and, therefore, lower earnings.

We also compete with Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO bonds and discount notes. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has kept pace with our funding needs, there can be no assurance that this will continue at the level required for our future operational needs.

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management

We are exposed to operational risk, in part due to the significant use of sophisticated business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if those models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates for more information.

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

On February 9, 2012, a settlement was announced among 5 of the nation’s largest mortgage servicers (Bank of America Corporation, JPMorgan Chase & Co., Wells Fargo & Company, Citigroup Inc., and Ally Financial Inc., formerly General Motors Acceptance Corporation) and the federal government and 49 state attorneys general. The announced settlement, among other terms, required those mortgage servicers to implement certain new servicing and foreclosure practices.

In 2013 and 2014, the OCC, along with the FRB, announced that it had reached an agreement in principle with multiple mortgage servicing companies, including those that currently service loans that we hold and continue to purchase, subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing. Under this agreement, the participating servicers would cease the independent foreclosure review process, which involves case-by-case reviews, and replace it with a broader framework that is intended to significantly reduce the time it takes eligible borrowers to receive compensation from servicers for deficient servicing practices and foreclosure processing. Although many of these servicers have exited the supervision periods imposed on them as a result of consent orders entered into as part of this process, they continue to provide necessary pre-foreclosure notices to delinquent borrowers as a continuing obligation under such consent orders.

As of January 10, 2014, the CFPB made effective a new servicing standard policy that provides the required framework to servicers and codifies several previously-existing industry practices, including formal acknowledgment of loss mitigation requests made by borrowers and temporary suspension of pending foreclosures for borrowers actively pursuing loss mitigation, subject to certain restrictions relating to the borrower’s diligence in seeking mitigation. See Item 1. Business - Operating Segments - Mortgage Loans - Mortgage Purchase Program - Servicing for more information on our servicers.

Although servicers have generally ended their suspension of foreclosures, the processing of foreclosures continues to be slow in certain states due to ongoing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, recent changes in state foreclosure laws, court rules and proceedings, and the pipeline of foreclosures resulting from these delays. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures. While the number of states still experiencing extended delays in foreclosure processing has decreased significantly from prior periods, as of the end of 2014, the foregoing factors continue to have a noticeable effect on the scheduling and enforcement of court-ordered foreclosure sales.

A significant or prolonged delay of mortgage foreclosure proceedings may have adverse effects on our mortgage investments' revenue and expenses and the market value of the underlying collateral, which could adversely affect our business, financial condition and results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, purchases of mortgage loans or participation interests in mortgage loans, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their desire to continue doing business with our Bank.

The formula for calculating risk-based capital includes factors that depend on interest rates and other market metrics outside our control and could cause the minimum requirement to increase to a point exceeding our capital level. Further, if our retained earnings were to become inadequate, the Finance Agency could initiate restrictions consistent with those associated with failure of a minimum capital requirement.

The Dodd-Frank Act requires certain financial companies with total consolidated assets of more than $10 billion and that are regulated by a primary federal financial regulatory agency to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses under adverse economic conditions. In September 2013, the Finance Agency implemented annual stress testing for the FHLBanks. We must report the results of our stress tests to the Finance Agency and the FRB on or before April 30 of each year, and we must publicly disclose a summary of stress test results for the "severely adverse" scenario not earlier than July 15 and not later than July 30 of each year.

Stress testing has evolved as an important analytical tool for evaluating capital adequacy under adverse economic conditions. We regularly use such stress tests, including those annual stress tests required by the Dodd-Frank Act, in our capital planning to measure our exposure to material risks and evaluate the adequacy of capital resources available to absorb potential losses arising from those risks. We consider the stress test results when making changes to our capital structure and assessing our exposures, concentrations, and risk positions.

The severity of the hypothetical scenarios devised by the Finance Agency and the FRB and employed in these stress tests is undefined by law or regulation, and is thus subject to the regulators' discretion. While we believe that both the quality and magnitude of our capital base is sufficient to support our current operations given our risk profile, the results of the stress testing process may affect our approach to managing and deploying capital. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, modify our business strategies, or decrease our exposure to various asset classes.

The stability of our capital is also important in maintaining the value of membership in our Bank. Failure to pay dividends or repurchase stock at par, or a call upon our members to purchase additional stock to restore capital, could make it more difficult for us to attract new members or retain existing members.

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected by the financial condition of one or more of the other FHLBanks. Although no FHLBank has ever defaulted on its debt obligations since the FHLBank System was established in 1932, the economic crisis adversely impacted the capital adequacy and financial results of some FHLBanks. In addition to servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operation and the value of membership in our Bank.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease to various tenants the remaining 52,000 square feet. We also maintain a leased off-site backup facility of approximately 6,800 square feet, which is on a separate electrical distribution grid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk Management for additional information.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to nearly replacement cost. In the event we were to need more space, our lease terms with tenants generally provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants' needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may from time to time become a party to lawsuits involving various business matters. We are unaware of any lawsuits presently pending which, individually or in the aggregate, could have a material effect on our financial condition or results of operations.

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which was amended, was an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. During 2013 and 2014, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. Following such settlements, our remaining claim consists of allegations of negligent misrepresentation and violations of state securities law against one defendant with respect to one private-label RMBS with an original principal amount of $82.0 million.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Trading Market

Our Class B capital stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B stock from time to time in order to meet minimum stock purchase requirements under our capital plan, which was implemented on January 2, 2003, in accordance with the provisions of the Gramm-Leach-Bliley Act of 1999, as amended, and Federal Housing Finance Agency ("Finance Agency") regulations. Our Class B stock may be redeemed, at a par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.

None of our capital stock is registered under the Securities Act of 1933 since our shares of capital stock are "exempt securities" under the Act, and therefore purchases and sales of stock by our members are not subject to registration under the Securities Act of 1933.

Number of Shareholders

As of February 28, 2015, we had 405 shareholders and $1.6 billion par value of regulatory capital stock, which includes capital stock and mandatorily redeemable capital stock ("MRCS") issued and outstanding.

Dividends

Dividends may, but are not required to, be paid on our Class B capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, the impact on our relationship with our members and the stability of our current capital stock position and membership.

Our capital plan provides for two sub-series of Class B capital stock: Class B-1 and Class B-2. Class B-1 is stock held by our members that is not subject to a redemption request, while Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently equal to 80% of the amount of the Class B-1 dividend and can only be changed by an amendment to our capital plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period (applicable quarter). For more information, see Notes to Financial Statements - Note 15 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.

We are exempt from federal, state, and local taxation, except for real estate taxes. Despite our tax-exempt status, any cash dividends paid by us to our members are taxable dividends to the members, and our members do not benefit from the exclusion for corporate dividends received. The preceding statement is for general information only; it is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences for purchasing, holding, and disposing of our Class B stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2015
Quarter 1	$17,003	$10	$17,013	4.00%	$2	$124	$126	3.20%

2014
Quarter 4	$16,190	$10	$16,200	3.75%	$28	$118	$146	3.00%
Quarter 3	15,411	6	15,417	3.75%	30	121	151	3.00%
Quarter 2	14,891	4	14,895	3.75%	26	121	147	3.00%
Quarter 1 (2)	8,045	425	8,470	2.00%	15	68	83	1.60%
Quarter 1	14,079	745	14,824	3.50%	27	118	145	2.80%

2013
Quarter 4	$14,776	$2,101	$16,877	3.50%	$27	$123	$150	2.80%
Quarter 3	14,315	1,889	16,204	3.50%	26	165	191	2.80%
Quarter 2	14,212	2,220	16,432	3.50%	16	188	204	2.80%
Quarter 1	14,305	3,720	18,025	3.50%	19	196	215	2.80%

(1)
Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

(2)
As a result of our unusually high earnings for the fourth quarter of 2013, our board of directors also declared a supplemental cash dividend of 2.00% (annualized) on our capital stock putable-Class B-1 and 1.60% (annualized) on our capital stock putable-Class B-2. These dividends were paid on February 21, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item 6 that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of certain financial information derived from audited financial statements as of and for the years indicated ($ amounts in millions). Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented.

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Condition:
Advances	$20,789	$17,337	$18,130	$18,568	$18,275
Investments (1)	10,539	10,780	16,845	15,203	19,785
Mortgage loans held for portfolio, net	6,820	6,168	5,994	5,950	6,695
Total assets	41,853	37,764	41,220	40,370	44,923
Discount notes	12,568	7,435	8,924	6,536	8,925
CO bonds	25,503	26,584	27,408	30,358	31,875
Total consolidated obligations	38,071	34,019	36,332	36,894	40,800
MRCS	16	17	451	454	658
Capital stock, Class B putable	1,551	1,610	1,634	1,563	1,610
Retained earnings (2)	777	730	584	493	420
AOCI	47	22	(10)	(114)	(90)
Total capital	2,375	2,362	2,208	1,942	1,940

Statement of Income:
Net interest income	$184	$223	$239	$233	$260
Provision for (reversal of) credit losses	(1)	(4)	8	5	1
Net OTTI credit losses	—	(2)	(4)	(27)	(70)
Other income (loss), excluding net OTTI credit losses	13	71	(9)	(6)	11
Other expenses	68	68	60	58	55
Total assessments (9)	13	25	18	25	41
Net income	$117	$203	$140	$112	$104

Selected Financial Ratios:
Return on average equity (3)	4.72%	8.82%	6.77%	5.76%	5.77%
Return on average assets	0.30%	0.51%	0.34%	0.26%	0.22%
Dividend payout ratio (4)	58.96%	28.37%	35.15%	35.56%	31.11%
Net interest margin (5)	0.47%	0.56%	0.58%	0.55%	0.56%
Total capital ratio (6)	5.68%	6.25%	5.36%	4.83%	4.32%
Total regulatory capital ratio (7)	5.60%	6.24%	6.48%	6.22%	5.99%
Average equity to average assets	6.29%	5.75%	5.04%	4.59%	3.89%
Weighted average dividend rate (8)	4.18%	3.50%	3.13%	2.50%	1.87%

(1)	Consists of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Net income expressed as a percentage of average total capital.

(4)	Dividends paid in cash during the year divided by net income for the year. The ratio for the year ended December 31, 2014 includes a supplemental dividend of 2.0% related to 2013 results.

(5)	Net interest income expressed as a percentage of average interest-earning assets.

(6)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(7)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

(8)	Dividends paid in cash during the year divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(9)	Resolution Funding Corporation assessments included through June 30, 2011.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

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

Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. See Notes to Financial Statements - Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance for related disclosures.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K, including statements describing our objectives, projections, estimates or future predictions, may be considered to be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•
economic and market conditions, including the timing and volume of market activity, inflation or deflation, changes in the value of global currencies, and changes in the financial condition of market participants;

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the FRB and the FDIC, or a decline in liquidity in the financial markets, that could affect the value of investments (including OTTI of private-label RMBS), or collateral we hold as security for the obligations of our members and counterparties;

•	demand for our advances and purchases of mortgage loans under our MPP resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	regulatory developments impacting suitability or eligibility of membership classes;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

◦	changes in the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences; and

◦	competitive forces, including, without limitation, other sources of funding available to our members;

•	changes in mortgage asset prepayment patterns, delinquency rates and housing values or improper or inadequate mortgage originations and mortgage servicing;

•	ability to introduce and successfully manage new products and services, including new types of collateral securing advances;

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;

•	ability to raise capital market funding at acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our consolidated obligations;

•	ability of one or more of the FHLBanks to repay its participation in the consolidated obligations, or otherwise meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to manage our business effectively;

•	nonperformance of counterparties to bilateral and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism; and

•	changes in or differing interpretations of accounting guidance.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

Executive Summary

Overview. We are a regional wholesale bank that makes secured loans in the form of advances; purchases whole mortgage loans from our member financial institutions; purchases participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions may consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and CDFIs. All member financial institutions are required to purchase shares of our Class B capital stock as a condition of membership.

Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a reasonable, risk-adjusted return on their capital investment. See Item 1. Business - Background Information for more information.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called consolidated obligations, which are the joint and several obligation of all FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members.

Our primary source of revenue is interest earned on advances, mortgage loans, and long- and short-term investments.

Our net interest income is primarily determined by the interest-rate spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. We use funding and hedging strategies to manage the related interest-rate risk.

We group our products and services within two operating segments:

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

The World Economic Outlook published in October 2014 by the International Monetary Fund revised its global economy growth forecast downward, based on lower-than-expected activity during the first half of 2014. The International Monetary Fund projects 3.8% growth for 2015 to be distributed unevenly among all nations. Risks cited in support of this projection include geopolitical tensions and slow potential growth in advanced economies.

Moody's November 10, 2014 Global Macro Outlook projects continued slow growth for the G20 economies in aggregate during 2015 and 2016. The projected GDP growth of 3% is slightly better than the 2.8% growth expected for 2014. Moody’s cites a slowing of growth in China and structural problems stifling certain European countries as impediments to higher growth rates. It also lists the United States, United Kingdom, and India as candidates for stronger growth during the next two years. On February 3, 2015, Standard and Poor’s reported taking various adverse rating actions on holding companies of certain banking groups in Europe based on the view that the prospect for ongoing extraordinary government support benefiting senior creditors has become less likely.

The United States economy continued to grow following the economic downturn. The Bureau of Economic Analysis issued its "second" estimate of the gross domestic product annual growth rate for the fourth quarter of 2014 of 2.2%, which is down from the 5.0% growth rate during the third quarter of 2014. For the year 2014, real gross domestic product rose 2.4% after rising 2.2% in 2013. Increases in consumer spending, business investment and exports contributed to the increase, offset by increased imports and decreased federal government spending. The ongoing economic recovery remains challenged due to uncertainty about the United States' fiscal situation and a lackluster housing market, as lack of real wage growth and tight credit standards deter potential homebuyers from taking advantage of low interest rates. However, Freddie Mac’s January U.S. Economic and Housing Market Outlook provides an optimistic view of the housing market, particularly in early 2015. It cites an improving national employment picture and downward trending mortgage rates as keys to a better market. The Finance Agency and FHA have adjusted their guidelines to encourage homeownership.

On January 28, 2015, the FOMC reported that economic activity has expanded at a solid rate and cites improvements in the job market as a source for this growth. Additionally, household spending is increasing along with purchasing power, spurred by lower energy prices. However, recovery in the housing market continues at a slow pace. The FOMC anticipates a moderate rate of economic expansion going forward, provided policy remains appropriately accommodative.

The FOMC maintained the target range of the federal funds rate at 0.00-0.25% throughout 2014, leading to short-term interest rates remaining anchored for 2014. In January 2015, the FOMC indicated that it will continue to maintain the target range for the federal funds rate at 0.00-0.25%, as it continues to anticipate that a highly accommodative stance of monetary policy will remain appropriate until progress toward attaining its longer-run goals of maximum employment and 2% inflation occurs. The FOMC will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the FOMC decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals. The FOMC continues to anticipate, based on its assessment of these factors, that it may be appropriate to maintain the target fed funds rate below levels considered normal for the long run beyond the time that the unemployment rate objective is attained. Although not possible to predict, we believe that the continued abnormally low rates in the near-term could cause more interest rate volatility in the future than would normally be anticipated.

The Bureau of Labor Statistics reported that Michigan's preliminary unemployment rate was 6.3% for December 2014, while Indiana's preliminary rate was 5.8%, compared to the national rate of 5.6%. According to information provided by Black Knight Data and Analytics for December, Indiana had a non-current mortgage rate (loans past due 30 days or more) of 9.1%, and Michigan had a non-current mortgage rate of 6.4%, compared to the national rate of 5.6%.

In its December 2014 forecast, the Center for Econometric Model Research at Indiana University predicts an improvement in Indiana employment and personal income growth in 2015 through 2017 after experiencing sluggish employment and personal income growth for 2014. The November 2014 forecast published by the Research Seminar in Quantitative Economics at the University of Michigan predicts continued solid job growth in Michigan through 2016.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks in the form of consolidated obligations, which include CO bonds and discount notes. Our funding operations are dependent on the issuance of debt, which is affected by events in the capital markets.

During 2014, the United States Treasury rate curve generally flattened with long-term rates declining and short-term rates gradually increasing. Debt issuance was stable as investor demand for FHLBank consolidated obligations remained elevated.

Although the FOMC decided to conclude its asset purchase program, it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. This policy, by keeping the FOMC's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

Impact on Operating Results. Economic conditions significantly impact our members' demand for wholesale funding and their sales of mortgage loans to us. As part of their overall business strategy, our depository members typically use wholesale funding in the form of advances and other funding sources, such as retail deposits, as a source of liquidity. Longer-term advances may be used to support residential mortgage loan portfolios by offsetting a portion of the interest rate risk associated with fixed-rate mortgage lending. Periods of economic growth have led our depository members to significantly use wholesale funds because they often fund expansion with wholesale borrowings. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowing activity.

Our insurance company members have different business models and are subject to different regulations; therefore, their demand for advances is not always correlated with that of our depository members. Our insurance company members tend to use advances as a source of liquidity, for asset/liability management or for other business purposes.

The steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding, influence member demand for advances and the level of sales of mortgage loans under the MPP. Advances to insurance company members, an increasing part of our membership, increased during 2014. Likewise, advances to depository members increased in response to demand driven by various economic factors such as loan growth. The UPB of our MPP loans increased in 2014 as purchases of new MPP Advantage mortgage loans exceeded repayments of outstanding MPP mortgage loans.

The level of market interest rates influences the yield on our earning assets, our cost of funds, and mortgage prepayment speeds. Changes in short-term interest rates particularly affect our interest income and interest expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to short-term interest rates such as the federal funds or three-month LIBOR rates. These factors drive our spreads, interest margins, and earnings. Since our assets and liabilities do not reprice immediately, there tends to be a lag between changes in market rates and changes to our spreads and margins. Other factors that may influence our margins or earnings include operating expenses and valuation of investment securities and derivatives. See Results of Operations and Changes in Financial Condition herein for a detailed discussion of these factors.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2014 and 2013. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2014	2013	$ Change	% Change
Net interest income	$184	$223	$(39)	(17%)
Provision for (reversal of) credit losses	(1)	(4)	3	71%
Net interest income after provision for credit losses	185	227	(42)	(18%)
Other income	13	69	(56)	(82%)
Other expenses	68	68	—	—%
Income before assessments	130	228	(98)	(43%)
AHP assessments	13	25	(12)	(48%)
Net income	117	203	(86)	(43%)
Total OCI	25	32	(7)	(22%)
Total comprehensive income	$142	$235	$(93)	(40%)

The decrease in net income for the year ended December 31, 2014 compared to 2013 was primarily due to a decrease in net interest income, resulting from narrower net interest spreads and lower prepayment fees on advances, and a decrease in other income resulting from lower net proceeds from litigation settlements related to certain of our private label RMBS, unrealized gains in 2013 related to our derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS.

The decrease in total other comprehensive income for the year ended December 31, 2014 compared to 2013 was primarily due to lower increases in the fair value of our OTTI AFS securities and the accelerated amortization of pension benefits in 2013 combined with an increase in the SERP liability at December 31, 2014, offset by increases in unrealized gains on AFS securities during 2014.

Results of Operations for the Years Ended December 31, 2013 and 2012. The following table presents the comparative highlights of our results of operations ($ amounts in millions):

	Years Ended December 31,
Comparative Highlights	2013	2012	$ Change	% Change
Net interest income	$223	$239	$(16)	(7%)
Provision for (reversal of) credit losses	(4)	8	(12)	(151%)
Net interest income after provision for credit losses	227	231	(4)	(2%)
Other income	69	(13)	82	631%
Other expenses	68	60	8	14%
Income before assessments	228	158	70	45%
AHP assessments	25	18	7	42%
Net income	203	140	63	45%
Total OCI	32	104	(72)	(69%)
Total comprehensive income	$235	$244	$(9)	(4%)

The increase in net income for the year ended December 31, 2013 compared to 2012 was primarily due to higher other income that mainly resulted from litigation settlements related to certain of our private-label RMBS, unrealized gains on derivatives and hedging activities and net realized gains on the sale of private-label RMBS.

The decrease in total other comprehensive income for the year ended December 31, 2013 compared to 2012 was primarily due to lower increases in the fair value of our OTTI AFS securities.

Changes in Financial Condition for the Year Ended December 31, 2014. The following table presents the changes in financial condition ($ amounts in millions):

Condensed Statements of Condition	December 31, 2014	December 31, 2013	$ Change	% Change
Advances	$20,789	$17,337	$3,452	20%
Mortgage loans held for portfolio, net	6,820	6,168	652	11%
Investments (1)	10,539	10,780	(241)	(2%)
Other assets (2)	3,705	3,479	226	6%
Total assets	$41,853	$37,764	$4,089	11%

Consolidated obligations	$38,071	$34,019	$4,052	12%
MRCS	16	17	(1)	(7%)
Other liabilities	1,391	1,366	25	2%
Total liabilities	39,478	35,402	4,076	12%
Capital stock, Class B putable	1,551	1,610	(59)	(4%)
Retained earnings	777	730	47	7%
AOCI	47	22	25	115%
Total capital	2,375	2,362	13	1%
Total liabilities and capital	$41,853	$37,764	$4,089	11%

Total regulatory capital (3)	$2,344	$2,357	$(13)	(1%)

(1)	Includes HTM securities, AFS securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)	Includes cash and due from banks of $3,551 million and $3,319 million at December 31, 2014 and 2013, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at December 31, 2014 compared to December 31, 2013 was primarily due to an increase in advances resulting from our members' higher funding needs.

The increase in total liabilities was substantially due to an increase in consolidated obligations attributable to our higher funding needs.

The increase in total capital consisted largely of a net increase in retained earnings as well as a favorable change in AOCI, partially offset by a net decrease in capital stock resulting from redemptions of excess stock.

Outlook. Although there was a marked decrease in earnings for 2014 due to unusually high levels of other income in 2013 that are not expected to recur, we currently believe that our financial performance for the near term will show more consistency and continue to generate reasonable, risk-adjusted returns for member shareholders across a wide range of business, financial, and economic environments.

Events in the capital and housing markets in the last several years have created opportunities for us to generate spreads well above historical levels on certain types of transactions. The frequency and level of higher-spread investment opportunities diminished during the last few years, despite low costs for our consolidated obligations. Going forward, we expect the spreads on our assets to continue to revert to historical levels.

For the past several years, high deposit balances and low loan demand at our depository members, competitive pressures from alternative sources of wholesale funds available to our membership, industry capital allocations, and consolidation in the financial services industry have affected our advances. As economic conditions continued to slowly improve during 2014, advances to both our insurance company and depository members increased. Although we believe that advances outstanding to our member institutions, particularly insurance companies, could continue to increase, we do not expect a significant change in our total balance of advances during 2015.

Mortgage loans held for portfolio increased over 10% during 2014 as some PFIs increased their activity level and other members began selling mortgages to us under our MPP Advantage. We expect our PFIs' future mortgage loan originations to follow the course of the industry. In general, several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences affect the volume of mortgage loans purchased. In addition, the small number of large PFIs in our district and the uncertainty surrounding the potential imposition of low-income housing goals by the Finance Agency if our annual purchase volume reaches $2.5 billion could limit future growth in the mortgage loans held for portfolio balance and earnings.

Our investment portfolio declined slightly during 2014 as our private-label RMBS portfolio continued to run off and there were limited opportunities to invest in MBS and ABS because the total book value of these investments exceeded the 300% regulatory capital stock limitation on new purchases due to the excess stock redemptions. We do not expect a significant change in the overall level of our investment portfolio during 2015.

The cost of our consolidated obligations in the future will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

We do not currently anticipate any major changes in the composition of our statement of condition that would significantly increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums on mortgage assets could also cause volatility in our earnings.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, derivatives introduce the potential for short-term earnings volatility. On December 31, 2012, as a result of market participants moving to the OIS curve for collateralized interest rate swaps, we began using the OIS curve in place of the LIBOR rate curve to estimate the fair values of collateralized interest-rate related derivatives. This change has resulted in increased earnings volatility since the hedged items are still valued using the LIBOR rate curve, and we are still using LIBOR-based derivatives. As a result, we expect the increased earnings volatility to continue.

We expect operating expenses to increase in 2015 due to initiatives to enhance our member service capabilities, operating systems and risk management, as well as higher compliance-related expenses.

On September 25, 2014, the FHLBank of Des Moines and the FHLBank of Seattle announced that they had entered into a definitive agreement to merge their two FHLBanks. The Finance Agency granted approval, subject to certain conditions, on December 22, 2014, and the members of the FHLBanks of Des Moines and Seattle ratified the merger on February 27, 2015. The two FHLBanks expect the merger to close in mid-2015. We expect a small increase in other expenses due to the merger, as a result of higher cost allocations from the Office of Finance and the Finance Agency, but we do not expect the merger to have a material impact on our financial position or results of operations.

We will determine future dividends based on net income earned each quarter, our capital policy, the JCE Agreement and regulatory and capital management considerations. The benefit a cooperative enterprise enjoys is having an integrated customer/shareholder base; however, there are certain tensions inherent in our circumstances that are unusual and unique to the FHLBanks. Because only member institutions (and certain former members) can own shares of our capital stock and, by statute and regulation, stock can be issued and repurchased only at par, there is no opportunity for stock price appreciation and no open market for our stock. As a result, return on equity can be received only in the form of dividends. Because membership is entirely voluntary, it is possible for an institution to withdraw its membership from our Bank. However, because redemption of stock can occur only at par, the inability of individual members to capture directly a share of our retained earnings only further supports our desire to maintain a higher dividend payout ratio. Generally, the board has discretion to declare or not declare dividends and to determine the rate of any dividend declared.

Analysis of Results of Operations for the Years Ended December 31, 2014, 2013 and 2012.

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

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions):

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,090	$2	0.07%	$3,603	$3	0.09%	$4,059	$6	0.16%
Investment securities (1)	10,543	154	1.46%	11,041	170	1.54%	11,584	203	1.75%
Advances (2)	18,693	107	0.58%	18,557	146	0.78%	18,644	175	0.94%
Mortgage loans held for portfolio (2)	6,333	231	3.65%	6,130	231	3.78%	5,862	255	4.36%
Other assets (interest-earning) (3)	271	1	0.26%	513	2	0.41%	741	3	0.33%
Total interest-earning assets	38,930	495	1.27%	39,844	552	1.39%	40,890	642	1.57%
Other assets (4)	299			246			293
Total assets	$39,229			$40,090			$41,183

Liabilities and Capital:
Interest-bearing deposits	$765	$—	0.01%	$880	$—	0.01%	$922	$—	0.01%
Discount notes	8,513	7	0.08%	8,041	8	0.10%	7,670	8	0.10%
CO bonds (2)	26,456	303	1.15%	27,083	314	1.16%	28,837	380	1.32%
MRCS (5)	17	1	6.01%	219	7	3.45%	452	15	3.33%
Other borrowings	—	—	—%	1	—	0.08%	—	—	—%
Total interest-bearing liabilities	35,751	311	0.87%	36,224	329	0.91%	37,881	403	1.06%
Other liabilities	1,009			1,559			1,228
Total capital	2,469			2,307			2,074
Total liabilities and capital	$39,229			$40,090			$41,183

Net interest income		$184			$223			$239

Net spread on interest-earning assets less interest-bearing liabilities			0.40%			0.48%			0.51%

Net interest margin (6)			0.47%			0.56%			0.58%

Average interest-earning assets to interest-bearing liabilities	1.09			1.10			1.08

(1)
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

(3)
Consists of interest-bearing deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. The amounts include the rights or obligations to cash collateral, which are included in the estimated fair value of derivative assets or derivative liabilities.

(4)	Includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(5)	Includes impact of fourth quarter 2013 supplemental dividend paid in February 2014.

(6)	Net interest income expressed as a percentage of the average balance of interest-earning assets.

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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$—	$(1)	$(1)	$(1)	$(2)	$(3)
Investment securities	(8)	(8)	(16)	(4)	(29)	(33)
Advances	—	(39)	(39)	(1)	(28)	(29)
Mortgage loans held for portfolio	8	(8)	—	11	(35)	(24)
Other assets (interest earning)	(1)	—	(1)	(1)	—	(1)
Total	(1)	(56)	(57)	4	(94)	(90)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	—	—	—
Discount notes	—	(1)	(1)	—	—	—
CO bonds	(7)	(4)	(11)	(22)	(44)	(66)
MRCS	(9)	3	(6)	(8)	—	(8)
Total	(16)	(2)	(18)	(30)	(44)	(74)
Increase (decrease) in net interest income	$15	$(54)	$(39)	$34	$(50)	$(16)

Yields. The lower yield on interest-earning assets was the primary factor driving lower net interest income for the year ended December 31, 2014 compared to 2013. The yield on total interest-earning assets for the year ended December 31, 2014 was 1.27%, a decrease of 12 bps compared to 2013, resulting from lower yields on advances, mortgage loans, and investments, as well as lower prepayment fees on advances. These lower yields were partially offset by a lower cost of funds for consolidated obligations. The yield on total interest-bearing liabilities was 0.87%, a decrease of 4 bps from the prior year. The net effect of the lower yields on interest-earning assets was a reduction in the net interest spread to 0.40% for the year ended December 31, 2014 from 0.48% for the year ended December 31, 2013.

The lower yield on interest-earning assets also drove the decrease in net interest income for the year ended December 31, 2013, compared to 2012. The yield on total interest-earning assets was 1.39%, a decrease of 18 bps for the year ended December 31, 2013, resulting from lower yields on mortgage loans, investments and advances. The cost of funds for total interest-bearing liabilities was 0.91%, a decrease of 15 bps, primarily attributable to the cumulative effect of redemptions and refinancing of higher-cost consolidated obligations in prior periods. The net effect of the lower yields on interest-earning assets was a decrease in the net interest spread to 0.48% for the year ended December 31, 2013 from 0.51% for the year ended December 31, 2012.

Average Balances. Lower average balances of total interest-bearing liabilities, resulting from a slight change in the funding mix from CO bonds to discount notes as well as repurchases and redemptions of MRCS, were a significant factor offsetting lower yields on interest-earning assets for the year ended December 31, 2014 compared to 2013, as well as the year ended December 31, 2013 compared to 2012.

Prepayment Fees. When a borrower prepays an advance, future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. At December 31, 2014 and 2013, we had $5.6 billion or 27% of advances outstanding, at par, and $4.1 billion or 24% of advances outstanding, at par, respectively, that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance. The following table presents advance prepayment fees and the associated swap termination fees recognized in interest income at the time of the prepayments ($ amounts in millions):

	Years Ended December 31,
Recognized prepayment/termination fees	2014	2013	2012
Prepayment fees on advances	$3	$113	$12
Associated swap termination fees	(1)	(91)	(6)
Prepayment fees on advances, net	$2	$22	$6

The following table presents deferred advance prepayment fees and deferred swap termination fees associated with those advance prepayments ($ amounts in millions):

	Years Ended December 31,
Deferred prepayment/termination fees	2014	2013	2012
Deferred prepayment fees on advances - adjustment to interest coupon on modified advance	$24	$9	$40
Deferred prepayment fees on advances - amortized over life of modified advance	—	33	7
Deferred prepayment fees on advances	24	42	47
Deferred associated swap termination fees - amortized over life of modified advance	(24)	(34)	(41)
Deferred prepayment fees on advances, net	$—	$8	$6

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the year ended December 31, 2014 compared to 2013 was primarily due to a lower reversal of the portion of the allowance for loan losses on mortgage loans held for portfolio pertaining to potentially unrecoverable amounts from PMI and SMI providers.

The change in the provision for (reversal of) credit losses for the year ended December 31, 2013 compared to 2012 was primarily due to a reversal of a portion of the provision for loan losses on mortgage loans held for portfolio in 2013, which was primarily the result of (i) an improvement in the underlying weighted-average collateral recovery rate, (ii) a significant reduction in the number of mortgage loans that are seriously past due and (iii) a decrease in the portion of the allowance for unrecoverable amounts from PMI and SMI providers.

Other Income (Loss). The following table presents the components of other income (loss) ($ amounts in millions):

	Years Ended December 31,
Components	2014	2013	2012
Total OTTI losses	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	(2)	(4)
Net OTTI credit losses	—	(2)	(4)
Net realized gains from sale of available-for-sale securities	—	17	—
Net gains (losses) on derivatives and hedging activities	(4)	17	(12)
Other
Litigation settlements, net	14	34	—
Other miscellaneous	3	3	3
Total other income (loss)	$13	$69	$(13)

The decrease in other income for the year ended December 31, 2014 compared to 2013 was primarily due to lower net proceeds from litigation settlements related to certain of our private label RMBS, unrealized gains in 2013 related to our derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS.

The favorable change in other income (loss) for the year ended December 31, 2013 compared to 2012 was primarily due to net proceeds from litigation settlements related to certain of our private-label RMBS, unrealized gains on derivatives and hedging activities and net realized gains from sale of AFS securities.

Results of OTTI Evaluation Process. As described in detail in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment, OTTI credit losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. The credit losses for the years ended December 31, 2014, 2013, and 2012 were lower compared to the prior years due to the relative improvement in the projected performance of the underlying collateral and the changes in portfolio composition.

Net Realized Gains from Sale of Available-for-Sale Securities. On April 4, 2013, we sold six AFS securities due to improved market conditions and the opportunity to reduce the overall risk level in our portfolio. There were no sales of AFS securities during the years ended December 31, 2014 or 2012.

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

The unfavorable change in net gains (losses) on derivatives and hedging activities for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to unrealized net losses in 2014, compared to unrealized net gains in 2013, related to fair value hedge ineffectiveness, as well as higher net gains on derivatives not qualifying for hedge accounting.

The favorable change in net gains (losses) on derivatives and hedging activities for the year ended December 31, 2013 compared to the same period in 2012 was primarily due to unrealized net gains in 2013, compared to unrealized net losses in 2012, related to fair value hedge ineffectiveness, as well as higher net gains on derivatives not qualifying for hedge accounting.

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

Certain derivatives have failed hedge effectiveness at either trade date or a subsequent valuation date. As a result, for the years ended December 31, 2014, 2013 and 2012, net interest income of $8.8 million, net interest expense of $1.7 million and net interest income of $31 thousand, respectively, was recorded in other income (loss) instead of net interest income.

We continue to carry these derivatives that have failed effectiveness at their estimated fair values and recognize the net interest settlements and changes in the estimated fair value in other income (loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives for the years ended December 31, 2014, 2013 and 2012 was a gain of $3.9 million, $5.3 million and $213 thousand, respectively. In addition, when hedge accounting is discontinued, we cease adjusting the hedged item's basis for changes in estimated fair value and begin amortizing/accreting the frozen basis adjustment such that the yield on the instrument remains constant (or level). This amortization/accretion is included in net interest income. As a result, the related amortization of the frozen basis adjustments for these discontinued hedges decreased net interest income by $1.5 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively, and increased net interest income by $124 thousand for the year ended December 31, 2012.

The overall impact of the discontinuance of hedge accounting on net income was favorable for the years ended December 31, 2014 and 2012 and unfavorable for the year ended December 31, 2013.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the line net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions):

Year Ended December 31, 2014	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$11	$(1)	$(1)	$9
Net interest settlements included in net interest income (2)	(150)	(98)	—	73	(175)
Total net interest income	(150)	(87)	(1)	72	(166)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	—	—	(11)	(12)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(3)	13	9
Net gains (losses) on derivatives and hedging activities	(1)	(1)	(3)	2	(3)
Total net effect of derivatives and hedging activities	$(151)	$(88)	$(4)	$74	$(169)

Year Ended December 31, 2013
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7)	$11	$—	$3	$7
Net interest settlements included in net interest income (2)	(204)	(97)	—	83	(218)
Total net interest income	(211)	(86)	—	86	(211)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(2)	—	—	14	12
Gains (losses) on derivatives not qualifying for hedge accounting (3)	1	—	1	3	5
Net gains (losses) on derivatives and hedging activities	(1)	—	1	17	17
Total net effect of derivatives and hedging activities	$(212)	$(86)	$1	$103	$(194)

Year Ended December 31, 2012
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$13	$—	$2	$15
Net interest settlements included in net interest income (2)	(236)	(90)	—	58	(268)
Total net interest income	(236)	(77)	—	60	(253)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(3)	1	—	(5)	(7)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(4)	—	(5)
Net gains (losses) on derivatives and hedging activities	(3)	—	(4)	(5)	(12)
Total net effect of derivatives and hedging activities	$(239)	$(77)	$(4)	$55	$(265)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for additional information.

Other. The decrease for the year ended December 31, 2014 compared to 2013 was primarily due to lower proceeds from litigation settlements, net of legal fees and litigation expenses, related to certain of our private-label RMBS. See Notes to Financial Statements - Note 20 - Commitments and Contingencies and Item 3. Legal Proceedings for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions):

	Years Ended December 31,
Components	2014	2013	2012
Compensation and benefits	$42	$43	$36
Other operating expenses	20	18	17
Finance Agency and Office of Finance expenses	5	6	6
Other	1	1	1
Total other expenses	$68	$68	$60

Although total other expenses for the year ended December 31, 2014 compared to 2013 was relatively flat, other operating expenses were higher, mainly attributable to increases in depreciation and amortization as a result of our information technology initiatives, primarily the initial implementation of our core banking system.

The increase in total other expenses for the year ended December 31, 2013 compared to 2012 was primarily due to the acceleration of $5.1 million of amortization of previously unrecognized pension benefits from AOCI into compensation and benefits expense due to the retirement of our former President - CEO effective July 1, 2013 who received a lump sum distribution from our SERP totaling $10.3 million on July 12, 2013. We estimate that if any of the remaining participants in our SERP were to terminate service, the acceleration of amortization of previously unrecognized pension benefits for that participant would not have a material impact on our results of operations.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For the years ended December 31, 2014, 2013 and 2012, our assessments to fund the Office of Finance totaled $2.6 million, $2.8 million and $2.5 million, respectively.

Finance Agency Expenses. The FHLBanks are assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2014, 2013 and 2012, our Finance Agency assessments totaled $2.8 million, $2.7 million and $3.5 million, respectively.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. Each FHLBank's required annual AHP contribution is limited to 100% of its annual net earnings. For the years ended December 31, 2014, 2013 and 2012, our AHP expense was $13.1 million, $25.1 million and $17.6 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the aggregate 10% calculation described above was less than $100 million for all FHLBanks, each FHLBank would be required to contribute an additional pro rata amount. The proration would be made on the basis of net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2014, 2013 or 2012.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2014, 2013 or 2012.

Total Other Comprehensive Income. Total other comprehensive income for the years ended 2014, 2013 and 2012 was $24.9 million, $31.8 million and $103.5 million, respectively. Total other comprehensive income for the year ended December 31, 2014 consisted primarily of unrealized gains on AFS securities, including OTTI AFS securities. Total other comprehensive income for the year ended December 31, 2013 consisted primarily of increases in the estimated fair values of OTTI AFS securities, partially offset by the reclassification of net realized gains from sale of AFS securities to other income (loss). Total other comprehensive income for the year ended December 31, 2012 consisted primarily of increases in the estimated fair values of OTTI AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional operating segment consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits. The following table presents our financial performance for the traditional segment ($ amounts in millions):

	Years Ended December 31,
Traditional Segment	2014	2013	2012
Net interest income	$120	$159	$166
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	16	69	(9)
Other expenses	59	62	54
Income before assessments	77	166	103
Total assessments	8	17	12
Net income	$69	$149	$91

The decrease in net income for the traditional segment for the year ended December 31, 2014 compared to 2013 was primarily due to (i) a decrease in net interest income, resulting from narrower net interest spreads and lower prepayment fees on advances, and (ii) a decrease in other income (loss), resulting from lower net proceeds from litigation settlements related to certain private-label RMBS, unrealized gains in 2013 related to derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS.

The increase in net income for the traditional segment for the year ended December 31, 2013 compared to 2012 was primarily due to a favorable change in other income (loss) that substantially resulted from litigation settlements related to certain of our private-label RMBS, net unrealized gains on derivatives and hedging activities and net realized gains from the sale of AFS securities. The favorable change in other income (loss) was partially offset by (i) a decrease in net interest income, primarily resulting from narrower spreads that were partially offset by higher prepayment fees on advances, and (ii) an increase in other expenses, primarily resulting from accelerated amortization of previously unrecognized pension benefits.

Mortgage Loans. The mortgage loans operating segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program. The following table presents our financial performance for the mortgage loans segment ($ amounts in millions):

	Years Ended December 31,
Mortgage Loans Segment	2014	2013	2012
Net interest income	$64	$64	$73
Provision for (reversal of) credit losses	(1)	(4)	8
Other income (loss)	(3)	—	(4)
Other expenses	9	6	6
Income before assessments	53	62	55
Total assessments	5	8	6
Net income	$48	$54	$49

The decrease in net income for the mortgage loans segment for the year ended December 31, 2014 compared to 2013 was due to a decrease in other income (loss) attributable to net losses on derivatives and hedging activities, a lower reversal of the portion of the allowance for loan losses on mortgage loans pertaining to potentially unrecoverable amounts from PMI and SMI providers, and an increase in operating expenses as a result of various strategic and operational initiatives.

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

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	December 31, 2014		December 31, 2013
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$20,789	50%	$17,337	46%
Mortgage loans held for portfolio, net	6,820	16%	6,168	16%
Cash and due from banks	3,551	9%	3,319	9%
Investment securities (1)	10,538	25%	10,779	29%
Other assets (2)	155	—%	161	—%
Total assets	$41,853	100%	$37,764	100%

(1)    Includes AFS and HTM securities.

(2)	Includes interest-bearing deposits, accrued interest receivable, premises, software and equipment, derivative assets and other assets.

Total assets were $41.9 billion as of December 31, 2014, an increase of 11% compared to December 31, 2013. This increase of $4.1 billion was primarily due to an increase in advances.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2014, our growth in non-advance assets did not exceed 30%.
Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $20.8 billion at December 31, 2014, a net increase of 20% compared to December 31, 2013. This increase was primarily due to our members' higher funding needs and included an increase of 22% to insurance companies and 19% to depository institutions. See Notes to Financial Statements - Note 7 - Advances for more information.

The table below presents advances by type of financial institution ($ amounts in millions).

	December 31, 2014		December 31, 2013
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial banks	$4,675	23%	$3,727	22%
Thrifts	1,102	5%	1,462	8%
Credit unions	1,998	10%	1,336	8%
Total depository institutions	7,775	38%	6,525	38%
Insurance companies	12,641	61%	10,390	61%
Total member advances	20,416	99%	16,915	99%
Former member borrowers	214	1%	217	1%
Total advances, par value	$20,630	100%	$17,132	100%

A breakdown of advances by primary product type is presented below ($ amounts in millions):

	December 31, 2014		December 31, 2013
Product Type	Amount	% of Total	Amount	% of Total
Fixed-rate:
Fixed-rate (1)	$13,537	66%	$11,585	68%
Amortizing/mortgage matched (2)	1,089	5%	1,377	8%
Other	854	4%	573	3%
Total fixed-rate	15,480	75%	13,535	79%
Adjustable/variable-rate indexed	5,150	25%	3,597	21%
Total advances, par value	$20,630	100%	$17,132	100%

(1)	Includes fixed-rate bullet and putable advances.

(2)	Includes fixed-rate amortizing advances.

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

In July 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's member institutions through their participation in the MPF Program. In January 2014, the FHLBank of Topeka notified us that it will no longer offer us the option to participate in new MPF MCCs. All participation interests in MPF loans under the existing MPF MCCs were fulfilled in April 2014.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions):

	December 31, 2014		December 31, 2013
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$1,854	28%	$2,315	38%
Advantage	3,709	55%	2,489	41%
FHA	634	9%	737	12%
Total MPP	6,197	92%	5,541	91%
MPF:
Conventional	406	6%	436	7%
Government	101	2%	108	2%
Total MPF	507	8%	544	9%
Total mortgage loans held for portfolio, UPB	$6,704	100%	$6,085	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases of new mortgage loans under MPP Advantage exceeding repayments of outstanding MPP.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrowers' equity was $25.2 million at December 31, 2014 and $31.5 million at December 31, 2013. The decrease from December 31, 2013 to December 31, 2014 was primarily due to a significant reduction in the number of mortgage loans that are seriously past due partially offset by the impact of reducing our weighted-average collateral rate in 2014 to adjust for the impact of properties liquidating with lower relative selling prices.

After consideration of the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $2.3 million at December 31, 2014 and $4.0 million at December 31, 2013. This decrease was primarily due to an increase in the estimated amounts recoverable from our PMI and SMI providers. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP herein for more information.

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

	December 31,
Components of Cash and Investments	2014	2013	2012
Cash and short-term investments:
Cash and due from banks	$3,551	$3,319	$105
Interest-bearing deposits	1	1	—
Securities purchased under agreements to resell	—	—	3,250
Federal funds sold	—	—	2,110
Total cash and short-term investments	3,552	3,320	5,465

Investment securities:
AFS securities:
GSE and TVA debentures	3,155	3,163	3,340
Private-label RMBS	401	470	640
Total AFS securities	3,556	3,633	3,980
HTM securities:
GSE debentures	269	269	269
Other U.S. obligations - guaranteed MBS	3,032	3,119	3,124
GSE MBS	3,568	3,593	3,859
Private-label RMBS	100	150	236
Manufactured housing loan ABS	11	13	15
Home equity loan ABS	2	2	2
Total HTM securities	6,982	7,146	7,505
Total investment securities	10,538	10,779	11,485

Total cash and investments, carrying value	$14,090	$14,099	$16,950

Cash and Short-Term Investments. Cash and short-term investments totaled $3.6 billion at December 31, 2014, an increase of 7% compared to December 31, 2013. The concentration of cash at December 31, 2014 and 2013 was due to a lack of short-term investments that met our minimum return thresholds on those dates. Cash and short-term investments totaled $3.3 billion at December 31, 2013, a decrease of 39% compared to December 31, 2012. In December 2012, a member transferred principal and interest custodial accounts for GSE remittance payments to our Bank with an outstanding balance of $253.4 million at December 31, 2013, compared to $1.1 billion at December 31, 2012.

The total outstanding balance and composition of our short-term investment portfolio are influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Liquidity and Capital Resources below for more information.

Investment Securities. AFS securities totaled $3.6 billion at December 31, 2014 and 2013. Net unrealized gains on AFS securities totaled $54.4 million at December 31, 2014, an increase of $27.9 million compared to December 31, 2013, due to favorable changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due after one year through five years increased to 79% at December 31, 2014 compared to 65% at December 31, 2013, while the percentage due after five years decreased from 35% to 21% due to the passage of time and no new purchases. AFS securities totaled $3.6 billion at December 31, 2013, a decrease of 9% compared to December 31, 2012. The decrease was primarily due to the sale of six OTTI AFS securities and principal paydowns. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities for more information.

HTM securities totaled $7.0 billion at December 31, 2014, a net decrease of 2% compared to $7.1 billion at December 31, 2013 due to principal paydowns. At December 31, 2014, the estimated fair value of our HTM securities in an unrealized loss position totaled $1.3 billion, a decrease of 57% from $3.1 billion at December 31, 2013, primarily due to favorable changes in interest rates, credit spreads and volatility. HTM securities totaled $7.1 billion at December 31, 2013, a decrease of 5% compared to $7.5 billion at December 31, 2012 primarily due to paydowns of GSE MBS and private-label RMBS. See Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Issuer Concentration. As of December 31, 2014, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our Total Capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions):

	December 31, 2014
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac debentures	$1,761	$1,761
Federal Farm Credit Bank debentures	836	836
Fannie Mae debentures	760	760
MBS:
Ginnie Mae	3,032	3,057
Fannie Mae	2,613	2,660
Freddie Mac	955	1,001
Washington Mutual Mortgage Pass-through Certificates	334	334
Subtotal	10,291	10,409
All other issuers	247	246
Total investment securities	$10,538	$10,655

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for short-term investments ($ amounts in millions):

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$—	$2,497	$658	$—	$3,155
Private-label RMBS (1)	—	—	—	401	401
Total AFS securities	—	2,497	658	401	3,556

HTM securities:
GSE debentures	169	100	—	—	269
Other U.S. obligations - guaranteed MBS (1)	—	—	—	3,032	3,032
GSE MBS (1)	83	416	1,902	1,167	3,568
Private-label RMBS (1)	—	5	—	95	100
Manufactured housing loan ABS (1)	—	—	—	11	11
Home equity loan ABS (1)	—	—	—	2	2
Total HTM securities	252	521	1,902	4,307	6,982

Total investment securities	252	3,018	2,560	4,708	10,538

Short-term investments:
Interest-bearing deposits	1	—	—	—	1
Total short-term investments	1	—	—	—	1

Total investments, carrying value	$253	$3,018	$2,560	$4,708	$10,539

Yield on AFS securities	—%	3.39%	2.16%	3.48%
Yield on HTM securities	1.04%	2.25%	1.95%	1.70%
Yield on total investment securities	1.04%	3.19%	2.01%	1.85%

(1)	Year of redemption on our MBS and ABS securities is based on contractual maturity.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities, Notes to Financial Statements - Note 5 - Held-to-Maturity Securities and Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment for more information about our investments. See Risk Management - Credit Risk Management - Investments for more information on the credit quality and OTTI on our investments.

Total Liabilities. Total liabilities were $39.5 billion at December 31, 2014, an increase of 12% compared to December 31, 2013. This increase of $4.1 billion was substantially due to an increase of $4.1 billion in consolidated obligations due to higher funding needs.

Deposits (Liabilities). Total deposits were $1.1 billion at December 31, 2014, an increase of 2% compared to December 31, 2013. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At December 31, 2014, the carrying values of our discount notes and CO bonds totaled $12.6 billion and $25.5 billion, respectively, compared to $7.4 billion and $26.6 billion, respectively, at December 31, 2013. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 33% of total consolidated obligations at December 31, 2014, compared to 22% at December 31, 2013. Discount notes are issued primarily to provide short-term funds, while CO bonds are issued primarily to provide longer-term funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our balance sheet management strategy.

As of December 31, 2014, $11.7 billion or 46% of our outstanding CO bonds, at par, as well as all of our discount notes have a remaining maturity of one year or less. The maturity of consolidated obligations is typically determined by the maturity of advances; therefore, a significant portion of our consolidated obligations mature in one year or less and are replaced at maturity.

The following table presents the par value of our consolidated obligations outstanding at December 31, 2014 and 2013 ($ amounts in millions).

	December 31, 2014		December 31, 2013
Consolidated Obligations Outstanding	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$12,571	33%	$7,436	22%
CO bonds	11,696	31%	12,460	36%
Total due in 1 year or less	24,267	64%	19,896	58%
Long-term CO bonds	13,803	36%	14,183	42%
Total consolidated obligations	$38,070	100%	$34,079	100%

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. Increases and decreases in the estimated fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest-rate index.

As of December 31, 2014 and 2013, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $25.5 million and $7.2 million, respectively, and we had derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $103.3 million and $109.7 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item ($ amounts in millions).

Hedged Item	December 31, 2014	December 31, 2013
Advances	$10,278	$8,788
Investments	3,358	3,358
Mortgage loans	252	61
CO bonds	14,460	16,674
Discount notes	1,249	624
MDCs	252	59
Total	$29,849	$29,564

Total Capital. Total capital was $2.4 billion at December 31, 2014, an increase of 1% compared to December 31, 2013. This increase was primarily due to a net increase in retained earnings of $47.9 million, and a favorable change in AOCI of $24.9 million, which was primarily due to increases in the estimated fair values of AFS securities, partially offset by a net decrease in capital stock of $59.0 million. During 2014, redemptions/repurchases of excess stock totaling $233.5 million exceeded the proceeds from sales of capital stock totaling $174.6 million.

The following tables present a percentage breakdown of the components of GAAP capital along with a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Components of GAAP capital	December 31, 2014	December 31, 2013
Capital stock	65%	68%
Retained earnings	33%	31%
AOCI	2%	1%
Total GAAP capital	100%	100%

The change in the composition of our total GAAP capital is primarily due to growth in retained earnings and repurchases of excess stock.

Reconciliation of GAAP to regulatory capital	December 31, 2014	December 31, 2013
Capital stock	$1,551	$1,610
Retained earnings	777	730
AOCI	47	22
Total GAAP capital	2,375	2,362
Exclude: AOCI	(47)	(22)
Add: MRCS	16	17
Total regulatory capital	$2,344	$2,357

Liquidity and Capital Resources

Liquidity. We manage our liquidity in order to be able to satisfy our members' needs for short- and long-term funds, repay maturing consolidated obligations, redeem or repurchase excess stock and meet other financial obligations. We are required to maintain liquidity in accordance with the Bank Act, certain Finance Agency regulations and related policies established by our management and board of directors.

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $3.6 billion at December 31, 2014. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Our average cash balances were $0.7 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The ratings have not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2014, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $68.1 billion.

In addition, by statute, the United States Secretary of the Treasury may acquire our consolidated obligations up to an aggregate principal amount outstanding of $4 billion. The authority provided by this regulation may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed would be repaid at the earliest practicable date. As of this date, this authority has not been exercised.

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access consolidated obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies and obligations of the United States Treasury; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical scenarios. As of December 31, 2014, we were in compliance with all liquidity requirements.

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash provided by operating activities was $213.5 million for the year ended December 31, 2014, compared to $394.3 million for the year ended December 31, 2013 and $299.2 million for the year ended December 31, 2012. The higher cash provided by operating activities for the year ended December 31, 2013 compared to the cash provided by operating activities for both December 31, 2014 and December 31, 2012 reflects significant advance prepayments from two borrowers in 2013.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of retained earnings and total regulatory capital stock, which includes Class B capital stock and MRCS. However, MRCS is classified as a liability instead of capital.

Our outstanding Class B capital stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions):

Institution Type	December 31, 2014	December 31, 2013
Commercial banks	$451	$506
Thrifts	226	289
Credit unions	209	195
Insurance companies	665	620
CDFIs	—	—
Total capital stock putable	1,551	1,610
MRCS (1)	16	17
Total regulatory capital stock	$1,567	$1,627

(1)
Balance at December 31, 2014 includes MRCS that had reached the end of the five-year redemption period but for which credit products and other obligations remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Mandatorily Redeemable Capital Stock. At December 31, 2014, we had $15.7 million in non-member capital stock subject to mandatory redemption, compared to $16.8 million at December 31, 2013. The decrease was due to repurchases of excess stock. See Notes to Financial Statements - Note 15 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of its total assets. At December 31, 2014, our outstanding excess stock of $517.2 million was equal to 1.2% of our total assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

Under our capital plan, we are not required to redeem or repurchase excess stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may repurchase, and have repurchased from time to time, excess stock without a member request, upon approval of the board of directors and with 15 days' notice to the member in accordance with our capital plan.

During the quarter and year ended December 31, 2014, we repurchased a total of $233.5 million of excess member capital stock. During the year ended December 31, 2013, we repurchased $583.6 million of excess stock, which consisted of $95.5 million of member capital stock and $488.1 million of MRCS. These repurchases were undertaken for general capital management purposes in accordance with our capital plan.

On March 28, 2014, we announced that our board of directors approved an extension of a limited opportunity from April 14, 2014 through September 30, 2014 for our members to hold only 2% in activity-based capital stock to support certain types of advances rather than the previous level of 5%. The opportunity was restricted to advances with maturities ranging from three months to five years. Although this opportunity terminated on September 30, 2014, on September 12, 2014, our board of directors approved a reduction in the membership capital stock requirement from 1% to 0.75% and a reduction in the activity-based capital stock requirement for credit products, including advances, lines of credit and standby letters of credit, from 5.0% to 4.5%. These changes were effective December 31, 2014 and generated additional excess stock of approximately $163 million.

The following table presents the composition of our excess stock ($ amounts in millions):

Components of Excess Stock	December 31, 2014	December 31, 2013
Member capital stock not subject to outstanding redemption requests	$516	$486
Member capital stock subject to outstanding redemption requests	—	—
MRCS	1	—
Total excess capital stock	$517	$486
Excess stock as a percentage of regulatory capital stock	33%	30%

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

Additionally, we may not redeem or repurchase shares of capital stock from any member if (i) the principal or interest due on any consolidated obligation has not been paid in full when due; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Agency that we cannot provide the foregoing certification, project we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations; or (v) we enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

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

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if we are undercapitalized, are under-secured relative to our members' or former members' obligations, do not have the required credit rating, etc.), the Bank is liquidated, merged involuntarily, or required to merge upon our board of directors' approval or consent with one or more other FHLBank(s), the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of our shareholders.

Under the provisions of the GLB Act, we, as an FHLBank, may repurchase, in our sole discretion, any member's stock that exceeds the required minimum amount.

Our capital plan also permits us, at our discretion, to retain the proceeds of redeemed or repurchased stock if we determine that there is an existing or anticipated collateral deficiency related to a member's obligations to us until the member delivers other collateral to us, such obligations have been satisfied or the anticipated collateral deficiency is otherwise resolved to our satisfaction.

If the Bank were to be liquidated, after payment in full to our creditors, our shareholders would be entitled to receive the par value of their capital stock as well as retained earnings, if any, in an amount proportional to the shareholder's allocation of total shares of capital stock at the time of liquidation. In the event of a merger or consolidation, our board of directors must determine the rights and preferences of our shareholders, subject to any terms and conditions imposed by the Finance Agency.

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B capital stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligations issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information.

Our capital plan divides our Class B capital stock into two sub-series: Class B-1 and Class B-2. The difference between the two sub-series is that Class B-2 is required stock that is subject to a redemption request and pays a lower dividend. The Class B-2 dividend is presently equal to 80% of the Class B-1 dividend and can only be changed by an amendment of our capital plan by our board of directors with approval of the Finance Agency.

On February 19, 2015, our board of directors declared a cash dividend of 4.00% (annualized) on our capital stock putable-Class B-1 and 3.20% (annualized) on our capital stock putable-Class B-2.

Restricted Retained Earnings. In 2011, we entered into a JCE Agreement with all of the other FHLBanks. The JCE Agreement provides that, beginning with the third quarter of 2011, we allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding consolidated obligations for the previous quarter. We do not expect that level to be reached for several years. In accordance with the JCE Agreement, we had allocated $105.5 million to restricted retained earnings as of December 31, 2014.

Adequacy of Retained Earnings. Our board of directors assesses the adequacy of our retained earnings every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our capital policy. We developed our capital policy based on guidance from our board of directors and the Finance Agency.

Adequacy of Capital. We are required by Finance Agency regulations to maintain a minimum level of "permanent capital" (defined as the sum of Class B capital stock, MRCS, and retained earnings). The GLB Act and Finance Agency regulations require us to maintain at all times a regulatory capital-to-assets ratio of at least 4.0% and a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. At December 31, 2014, our regulatory capital ratio was 5.6%, and our leverage capital ratio was 8.4%. See Notes to Financial Statements - Note 15 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2014 and 2013 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2014	December 31, 2013
Credit risk	$280	$299
Market risk	156	289
Operations risk	131	177
Total risk-based capital requirement	$567	$765

Permanent capital	$2,344	$2,357

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component, which was due to reduced sensitivity to changes in market interest rates. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

The Finance Agency may mandate us, by regulation, to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, a Finance Agency rule authorizes the Director of the Finance Agency to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth certain factors that the Director of the Finance Agency may consider in making this determination.

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. See Notes to Financial Statements - Note 15 - Capital for more information.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions):

Types	December 31, 2014
Letters of credit outstanding	$209
Unused lines of credit	847
Commitments to fund or purchase mortgage loans	252

A standby letter of credit is a financing arrangement between us and one of our members for which we charge a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit, including related commitments, range from 3 months to 20 years. Lines of credit allow members to fund short-term cash needs (up to 1 year) without submitting a new application for each request for funds. The maximum line of credit amount is $50.0 million.

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement for losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses. At December 31, 2014, $5.5 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 20 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2014	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual obligations:
Long-term debt (1)	$11,696	$4,177	$2,934	$6,692	$25,499
Operating leases	—	—	—	—	—
Benefit payments (2)	—	1	1	4	6
MRCS (3)	3	7	6	—	16
Total	$11,699	$4,185	$2,941	$6,696	$25,521

(1)
Includes CO bonds reported at par and based on contractual maturities but excludes discount notes due to their short-term nature. See Notes to Financial Statements - Note 13 - Consolidated Obligations for more information on consolidated obligations.

(2)
Amounts represent estimated future benefit payments due in accordance with the provisions of our SERP. See Notes to Financial Statements - Note 17 - Employee Retirement and Deferred Compensation Plans for more information.

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

•
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Therefore, the derivative is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. For all existing hedging relationships entered into prior to April 1, 2008, we continue to use the short-cut method of accounting provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

Although the majority of our derivatives qualify for fair-value hedge accounting, we treat certain derivatives that do not qualify for fair-value hedge accounting as economic hedges for asset/liability management purposes. The changes in the estimated fair value of these derivatives designated as economic hedges are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

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

In accordance with Finance Agency regulations and policies, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. All outstanding derivatives (i) hedge specific assets, liabilities, or MDCs for mortgage loans held for portfolio or (ii) are stand-alone derivatives used for asset/liability management purposes.

Fair Value Estimates. We carry certain assets and liabilities on the statement of condition at estimated fair value, including investments classified as AFS, grantor trust assets, and all derivatives. We define "fair value" as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., an exit price). We are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition.

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

We categorize our financial instruments carried at estimated fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Level 1 instruments are those for which inputs to the valuation methodology are observable inputs that are derived from quoted prices (unadjusted) for identical assets or liabilities in active markets that we can access on the measurement date. Level 2 instruments are those for which inputs are observable inputs, either directly or indirectly, that include quoted prices for similar assets and liabilities. Finally, level 3 instruments are those for which inputs are unobservable or are unable to be corroborated by external market data.

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

We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as compute a reasonable estimate of loss, if any. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is necessary for such loans. Conventional loans are individually evaluated for impairment at the loan level or collectively evaluated for impairment within each pool. We evaluate the pools based on current and historical information and events and determine the necessary allowance for delinquent loans (past due 180 days or more) deemed to have a probable impairment. This evaluation is made after taking into consideration the estimated liquidation value of the real estate collateral held and the amount of the other credit enhancements, including the PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase), LRA and SMI (when applicable).

We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2014, we continue to use a loss emergence period of 24 months.

To calculate the estimated liquidation value, we obtain the actual selling prices from the HUD statements on all properties in our MPP portfolio for which a claim was initiated with our SMI providers. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate," expressed as a percentage. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate incurred losses based upon our historical experience and to reflect current trends in the market. The weighted-average collateral recovery rate is reduced for the impact of properties liquidating with lower relative selling prices. Such rate, 49.7% at December 31, 2014, is then applied at the pool level and is reduced by estimated selling costs to determine the net estimated liquidation value.

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

Our allowance for loan losses also includes specifically identified probable claims by servicers for any remaining losses on principal on delinquent loans that was previously paid in full by the servicers, and thus no longer included in the UPB on our statement of condition. We individually evaluate the properties included in this balance and obtain HUD statements, sales listings or other evidence of current expected liquidation amounts. If a specific amount is not available, we use the weighted-average collateral rate for delinquent loans to determine our exposure.

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

As part of the estimate of the recoverable credit enhancements, we evaluate the recoverability related to our PMI/SMI policies, including companies placed into liquidation by state regulators. Given the below-investment grade credit ratings of most of our mortgage insurers as well as the financial condition of certain of our providers in particular, we reduced our estimated amounts recoverable from several providers of these policies in determining our allowance for loan losses.

Our allowance for loan losses also compares, or benchmarks, our estimated losses on conventional mortgage loans, after credit enhancements, to losses occurring in the portfolio.

The third-party credit and prepayment model also currently serves as a secondary review of the allowance for loan losses determined by using the systematic approach. The projected losses from the model have been lower than our estimate of loan losses under the systematic approach.

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

We have also performed our loan loss analysis under an adverse scenario whereby we lowered the weighted-average collateral recovery rate to 45% for delinquent conventional loans and individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $2.1 million at December 31, 2014. We consider a weighted-average collateral recovery rate of 45% to be the lowest rate that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario based on the actual collateral recovery rate. Additionally, we evaluate the actual collateral recovery rate against other time periods including the most recent 3- and 6-month periods in order to consider potential trends in the market. Annually, we also consider other adverse scenarios that include loans in earlier stages of delinquency (90 days).

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

Each FHLBank is responsible for its determination of impairment and the reasonableness of assumptions that are approved by the FHLBanks' OTTI Governance Committee, the inputs and methodologies used, and the required present value calculations using appropriate historical cost bases and yields.

Our evaluation includes a projection of the cash flows that we are likely to collect based on an assessment of the structure of each security and certain assumptions (some of which are determined based upon other assumptions) such as:

•	the remaining payment terms for the security;

•	interest rates;

•	expected housing price changes; and,

•	based on underlying loan-level borrower and loan characteristics:

◦	prepayment speed;

◦	default rate; and

◦	loss severity on the collateral supporting our security.

Our cash-flow analysis uses two third-party models to assess whether the entire amortized cost basis of our private-label RMBS will be recovered. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with the assumptions. A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over a 12 month period. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The month-by-month projections of future loan performance derived from the first model, which reflect projected amounts of prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was based on a short-term housing price forecast that was decreased 5.0% followed by a recovery path that is 33.0% lower than the best estimate.

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

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended, and the Dodd-Frank Act. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Proposed revisions to the FHLBank membership rule could also have significant impacts on our business. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Developments.

Proposed Membership Rule. On September 12, 2014, the Finance Agency published a proposed rule regarding Members of FHLBanks ("Proposed Membership Rule") that would, among other things:

•
Impose a new test on all FHLBank members that requires them to maintain, on an ongoing basis, at least 1% of their assets in first-lien home mortgage loans, including MBS, with maturities of five years or more, in order to maintain their membership in an FHLBank, although the proposed rule also provides for a one-year remediation period for members that initially fail the 1% test. The Proposed Membership Rule includes an evaluation of 2% and 5% tests and requests comments on whether a 1% test is sufficient to demonstrate members' ongoing commitment to housing;

•
Require all insured depository members (other than Federal Deposit Insurance Corporation ("FDIC") insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in an FHLBank;

•
Eliminate from FHLBank membership eligibility all insurance companies that do not primarily write insurance for nonaffiliated persons or entities. Under the Proposed Membership Rule, a "captive" insurance company is a company that is authorized under state law to conduct insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities. As a result, current captive insurance company members would have their memberships terminated five years after issuance of a final rule; there would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period; and any new captive insurance members admitted after the publication of the Proposed Membership Rule would have their membership and advances terminated upon issuance of a final rule. These provisions would not only affect captive insurance companies but potentially other types of insurance companies as well; and

•
Codify how an FHLBank should determine the "principal place of business" of an insurance company or community development financial institution for purposes of membership. Current rules define an institution’s "principal place of business” as the state in which it maintains its home office. The Proposed Membership Rule would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The proposed changes involving determination of the principal place of business would apply prospectively.

We continue to evaluate the potential impact of the Proposed Membership Rule. We currently expect that if adopted as proposed the impact on our financial condition and results of operations would be materially adverse, but it would not be immediate. The Bank has three captive insurance company members that would have their membership terminated five years after issuance of a final rule. Other insurance company members that are deemed not to meet the definition of "insurance company" could also have their membership terminated after five years. In addition, we have three captive insurance company members that would have their membership and any outstanding advances terminated upon the issuance of a final rule, which may also require our immediate redemption of those members' capital stock in our Bank. Moreover, we have determined that five current members would not qualify for membership as of June 30, 2014 under the 1% ongoing asset test described above. We are continuing to assess whether other members or prospective members may not qualify for membership under the proposed asset tests or as a result of a new, narrower regulatory definition of "insurance company." Comments on the Proposed Membership Rule were due by January 23, 2015.

FHLBank Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations ("Capital Proposed Rule"). The Capital Proposed Rule deletes certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach-Bliley Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule would add appropriate references to "former members" to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. On March 11, 2015, the Finance Agency published the Capital Proposed Rule as a final rule without change. The final rule will be effective on April 10, 2015. We do not expect the final rule to have a material impact on our operations.

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

Comments on the proposed rule were due by March 31, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes regarding compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to approve, disapprove, modify, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, contracts with executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable to compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

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

The final rule became effective February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. We have not yet determined the effect, if any, that this rule may have on our operations.

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

Under the final rule, collateral pledged to the FHLBanks but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLA; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively. The final rule became effective January 1, 2015 and requires that all covered companies be fully compliant by January 1, 2017. At this time, the impact of the final rule on the Bank is uncertain, but it may decrease demand for our advances, or change member appetites for particular advances terms.

Joint Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, "Agencies") jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, "Swap Entities") that are subject to the jurisdiction of one of the Agencies ("Proposed Swap Rule"). In addition, the Proposed Swap Rule affords the Agencies discretion to subject other persons to the rule’s requirements (such persons, together with Swap Entities, "Covered Swap Entities"). Comments on the Proposed Swap Rule were due by November 24, 2014.

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

In addition, on September 17, 2014, the Commodity Futures Trading Commission ("CFTC") adopted its version of the Proposed Rule ("CFTC Proposed Rule") that generally mirrors the Proposed Swap Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.

SEC Final Regulations on Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds under the Investment Company Act of 1940. Among other requirements, the final regulations:

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

The final regulations do not change the existing regulatory treatment of FHLBanks’ consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of "daily liquid assets," and the definition of "weekly liquid assets" continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. The final regulations took effect on October 14, 2014. To date, the impact of these regulations on demand for FHLBank consolidated obligations has not been significant.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in detail in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities. We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. In order to enhance our ability to manage Bank-wide risk, our risk management function is aligned to segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions and positions.

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors has established a Risk Appetite Statement that summarizes the amount, level and type of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement incorporates high level qualitative and quantitative risk limits and tolerances from our RMP, which serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related board of directors approved policies, including the Operational Risk Management Policy, the Model Risk Management Policy, the Credit Policy and the Enterprise Information Security Policy.

Effective risk management programs not only include conformance of specific risk management practices to the RMP and other key risk-related policy requirements but also the active involvement of our board of directors. Our board of directors has established a Risk Oversight Committee that provides focus and direction for our risk management process. Further, pursuant to the RMP, the following internal management committees focus on risk management, among other duties:

•	Executive Management Committee

•	Facilitates planning, coordination and communication among our operating divisions and the other committees;

•	Focuses on leadership, teamwork and our resources to best serve organizational priorities; and

•	Generally oversees the other committees' activities on an exception basis.

•	Member Services Committee

•	Focuses on new and existing member services and products and oversees the effectiveness of the risk mitigation framework for member services and products; and

•
Promotes cross-functional communication and exchange of ideas pertaining to member products offered to achieve financial objectives established by the board of directors and senior management while remaining within prescribed risk parameters.

•	Capital Markets Committee

•	Focuses on risk-taking business activities in relation to how certain market conditions affect our business decisions.

•	IT Steering Committee

•	Monitors our technology-related activities, strategies, and risk positions and issues; and

•	Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives.

•	Risk Committee

•	Oversees the identification, monitoring, measurement, evaluation and reporting of risks; and

•
Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management.

Each of the committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent risk-related issues.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate material risks, including both quantitative and qualitative aspects, which could adversely affect achievement of our financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and identify the risks inherent in their respective operations. These assessments evaluate the inherent risks within each of the key processes as well as the controls and strategies in place to manage those risks, identify any primary weaknesses, and recommend actions that should be undertaken to address the identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

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

Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2014, we had no advances outstanding from a depository member whose total credit products exceeded 50% of its adjusted assets.

Advances, at par, to our insurance company members were 61% of total advances, at December 31, 2014 and 2013. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could continue to increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Insurance company members whose total credit products exceed 15% of general account assets less borrowed money require additional approval by our Bank as provided in our credit policy. Credit services underwriting makes a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We monitor these members more closely on an ongoing basis. As of December 31, 2014, we had advances outstanding, at par, of $4.6 billion to five of our insurance company members whose total credit products exceeded 15% of their general account assets, net of borrowed money.

Two of these five insurance company members are captive insurance companies. A captive insurance company insures risks of its parent, affiliated companies and/or other entities under common control. Beginning on March 21, 2014, management began establishing a borrowing limit on a case-by-case basis for our captive insurance company members based on a review and recommendation by our credit services underwriting department. Credit services underwriting makes a recommendation based upon a number of factors that may include the member's financial condition, collateral quality, business plan, the existence of a parental guarantee and earnings stability. In addition, we generally require captive insurance company members to, among other requirements: (i) pledge the collateral free of other encumbrances, (ii) collateralize all obligations to us, including prepayment fees, accrued interest and any outstanding AHP or MPP obligations, (iii) obtain our prior approval before pledging whole loan collateral, and (iv) provide annual audit reports of the member entity and its ultimate parent, as well as quarterly unaudited financial statements.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2014, our top two borrowers held 21% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with borrowers require each borrowing entity to fully secure all outstanding extensions of credit at all times, including advances, accrued interest receivable, standby letters of credit, correspondent services, certain AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with our Bank. We may also require a member to pledge additional collateral to cover exposure resulting from any applicable prepayment fees on advances.

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

Collateral Status. When an institution becomes a member of our Bank, we assign the member to a collateral status after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member, when warranted, based on our underwriting conclusions and review of liens. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. Members may elect a more restrictive collateral status to receive a higher lendable value for their collateral. In addition, we take possession of all collateral posted by insurance companies to further ensure our position as a first-priority secured creditor.

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

Credit services management continually monitors members' collateral status and may require a member to change its collateral status based upon deteriorating financial performance, results of on-site collateral reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

Collateral Valuation. In order to mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lendable value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. The over-collateralization requirement applied to asset classes may vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase.

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

The following table provides information regarding credit products outstanding with member and non-member borrowers based on their reporting status at December 31, 2014, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2014, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	70	$5,968	$1,960	$1	$7,929	$4,872	$1,482
Hybrid	45	6,677	2,788	1,755	11,220	7,309	3,002
Listings	83	6,807	890	1,229	8,926	6,631	2,826
Possession	40	6,286	7,683	11,857	25,826	17,248	13,529
Total	238	$25,738	$13,321	$14,842	$53,901	$36,060	$20,839

(1)
Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization requirement has been applied.

(2)	Credit outstanding includes advances (at par value), lines of credit used, and letters of credit.

Collateral Review and Monitoring. The Bank conducts regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, confirm that the collateral conforms to our eligibility requirements, and score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral, or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

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

Short-Term Investments. Our short-term investment portfolio typically includes federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio typically includes securities purchased under agreements to resell, which are secured by United States Treasuries and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases typically mature overnight. At December 31, 2014, we had no unsecured credit exposure related to short-term instruments.

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

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight and term federal funds sold, up to a total unsecured exposure to a single counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2014, we were in compliance with the regulatory limits established for unsecured credit.

During the year ended December 31, 2014, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Unsecured transactions can be conducted only with counterparties that are domiciled in countries that maintain a long-term sovereign rating from S&P of AA or higher. We did not own federal funds sold at December 31, 2014.

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2014.

Long-Term Investments. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), and agency debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

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

•
Excess spread - The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS. The spread differential may be used to offset any losses that may be realized.

•
Over-collateralization - The total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to offset any losses that may be realized.

•	Insurance wrap - A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

A Finance Agency regulation provides that the total of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 302% at December 31, 2014. Although our outstanding investments in MBS and ABS exceeded the limitation at December 31, 2014, we were in compliance at the time we purchased the investments and, therefore, we were not out of compliance with the regulation. However, this percentage has decreased below 300% in 2015; therefore we are currently permitted to purchase additional investments in MBS or ABS. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any subsequent changes in ratings, outlook, or watch status ($ amounts in millions):

					Below
					Investment
December 31, 2014	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	—	401	401
Total AFS securities	—	3,155	—	—	401	3,556
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed MBS	—	3,032	—	—	—	3,032
GSE MBS	—	3,568	—	—	—	3,568
Private-label RMBS	—	17	17	18	48	100
Private-label ABS	—	—	11	—	2	13
Total HTM securities	—	6,886	28	18	50	6,982
Total investments, carrying value	$—	$10,042	$28	$18	$451	$10,539

Percentage of total	—%	96%	—%	—%	4%	100%

December 31, 2013
Short-term investments:
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,163	—	—	—	3,163
Private-label RMBS	—	—	—	—	470	470
Total AFS securities	—	3,163	—	—	470	3,633
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed MBS	—	3,119	—	—	—	3,119
GSE MBS	—	3,593	—	—	—	3,593
Private-label RMBS	—	26	27	39	58	150
Private-label ABS	—	—	13	—	2	15
Total HTM securities	—	7,007	40	39	60	7,146
Total investments, carrying value	$—	$10,171	$40	$39	$530	$10,780

Percentage of total	—%	95%	—%	—%	5%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2014, were California (64%), New York (6%), Florida (5%), Virginia (3%), and Connecticut (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit ratings, based on the lowest of Moody's, S&P, and comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of December 31, 2014 ($ amounts in millions):

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	18	—	—	—	18
A	28	—	—	—	28
BBB	12	5	—	—	17
Below investment grade:
BB	37	—	—	—	37
B	4	—	—	—	4
CCC	5	146	—	—	151
CC	—	149	—	—	149
C	—	—	—	—	—
D	—	23	35	77	135
Total below investment grade	46	318	35	77	476
Total UPB	$104	$323	$35	$77	$539

Amortized cost	$104	$282	$31	$59	$476
Gross unrealized losses (1)	(2)	—	—	—	(2)
Estimated fair value	102	307	34	69	512

Credit losses (year-to-date) (2):
Total OTTI losses	—	—	—	—	—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	98%	95%	97%	90%	95%

(1)
Represents the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. Excludes unrealized gains. The amortized cost of private-label RMBS and ABS in a gross unrealized loss position was $64.1 million at December 31, 2014.

(2)	Includes OTTI losses for securities held at December 31, 2014 only.

OTTI Evaluation Process. We evaluate our individual AFS and HTM securities that have been previously OTTI, or are in an unrealized loss position for OTTI, on a quarterly basis as described in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment. We contract with the FHLBank of Chicago to perform a cash-flow analysis for two of our subprime home equity loans with a total UPB of $1.8 million. We also contract with the FHLBank of San Francisco to perform a cash-flow analysis for one security held in common with another FHLBank with a UPB of $1.8 million. For one manufactured housing investment for which underlying collateral data is not readily available, we use our own alternative procedures to evaluate for OTTI. This security, representing a UPB of $11.3 million as of December 31, 2014, was outside the scope of the FHLBank OTTI Governance Committee's framework. However, we were able to perform the necessary cash-flow analysis using a different third-party model and determined that this security was not OTTI at December 31, 2014. The remaining private-label RMBS and ABS used the key modeling assumptions approved by the FHLBanks' OTTI Governance Committee.

Our investments secured by home equity loans are insured by MBIA Insurance Corporation, a monoline bond insurer. The bond insurance on these investments guarantees timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. We performed analyses to assess the financial strength of this monoline bond insurer to establish an expected case regarding the time horizon of the insurer's ability to fulfill its financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claims paying resources and anticipated claims in the future. None of these securities was OTTI for the year ended December 31, 2014.

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

We evaluate the recoverability related to PMI/SMI for mortgage loans that we hold, including insurance companies placed into liquidation by state regulators. We also evaluate the recoverability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. Given the below-investment grade credit ratings of most of our mortgage insurers and the financial condition of certain of our providers in particular, full recovery associated with the expected amount of our claims for several providers of these policies is uncertain. We continue to closely monitor their financial conditions. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information regarding our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses.

PMI. As of December 31, 2014, we were the beneficiary of PMI coverage on $867.4 million or 16% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the PMI providers, the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent and related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2014 ($ amounts in millions):

			Seriously Delinquent Loans (2)

				PMI Coverage
Mortgage Insurance Company	Credit Rating (1)	Credit Rating Outlook (1)	UPB	Outstanding
MGIC	BB-	Stable	$3	$1
Radian Guaranty, Inc.	BB-	Positive	2	1
Republic Mortgage Insurance Company (3)	NR	N/A	3	1
Genworth	BB-	Positive	1	—
United Guaranty Residential Insurance Corporation	BBB+	Stable	1	—
All others (4)	NR, BBB+	N/A, Stable	2	1
Total			$12	$4

(1)	Represents the lowest credit rating and outlook of S&P, Moody's and Fitch stated in terms of the S&P equivalent. NR indicates the insurer is not rated.

(2)	Includes loans that are 90 days or more past due or in the process of foreclosure.

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

(4)
Includes three mortgage insurance companies, including PMI Mortgage Insurance Co. On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. paid only 50% of its claim amounts with the remaining amount deferred until the company is liquidated. On April 5, 2013, PMI Mortgage Insurance Co. announced regulatory approval of a plan to pay 55% of its claims amounts for claims settled subsequent to October 24, 2011. PMI Mortgage Insurance Co. began paying 67% of its claim amounts on March 7, 2014, including a one-time payment of all previous settlements to the increased level of 67%.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of conventional mortgage loans purchased under MPP Advantage. Therefore, the LRA balances include both MPP and MPP Advantage. At this time, substantially all of the additions are from MPP Advantage, and all of the claims paid and distributions are from the original MPP.

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

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and consists of a portion of the principal balance purchased. The LRA funding amount varies between 110 bps to 120 bps, depending on the terms of the MCC, of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after acquisition, but such returns are available to be completed by the 26th year after loan acquisition. We absorb any losses in excess of LRA funds.

The following table presents the changes in the LRA for the original MPP and MPP Advantage ($ amounts in millions):

	2014			2013
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of year	$11	$34	$45	$13	$21	$34
Additions	1	18	19	2	13	15
Claims paid	(2)	—	(2)	(3)	—	(3)
Distributions	—	—	—	(1)	—	(1)
Balance of LRA, end of year	$10	$52	$62	$11	$34	$45

SMI. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed $35 million of total initial principal to be sold on a "best-efforts" basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage (ranges from 200 - 400 bps), as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. We do not have SMI coverage on loans purchased under MPP Advantage.

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

Credit Risk Exposure to SMI Providers. As of December 31, 2014, we were the beneficiary of SMI coverage, under our original MPP, on mortgage pools with a total UPB of $1.9 billion. Two mortgage insurance companies provide all of the SMI coverage. The following table presents the lowest credit rating and outlook of S&P, Moody's and Fitch, stated in terms of the S&P equivalent, and the SMI exposure as of December 31, 2014 ($ amounts in millions):

Mortgage Insurance Company	Credit Rating	Credit Rating Outlook	December 31, 2014
MGIC	BB-	Stable	$20
Genworth	BB-	Positive	7
Total			$27

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated with at least an S&P equivalent rating of AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 5, 2011, the Finance Agency extended a temporary waiver of this requirement until the subject regulation is amended (which has not yet occurred). Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, determine whether to hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation.

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

PMI. As of December 31, 2014, we were the beneficiary of PMI coverage on $49.7 million or 12% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

FLA and CE Obligation. If losses occur in a master commitment agreement, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2014, our exposure under the FLA was $3.4 million, and CE obligations available to cover losses in excess of the FLA were $26.9 million.

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults. The following tables present these two characteristics of our conventional loan portfolios as a percentage of the UPB outstanding ($ amounts in millions):

	% of UPB Outstanding
	December 31, 2014
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
< 620	$7	86.6%	7.2%	2.2%	4.0%
620 to < 680	316	87.4%	5.6%	1.4%	5.6%
680 to < 700	406	94.6%	2.9%	0.6%	1.9%
700 to < 740	1,153	97.3%	1.4%	0.4%	0.9%
>= 740	4,087	99.3%	0.3%	0.1%	0.3%
Total	$5,969	97.9%	1.0%	0.3%	0.8%

Weighted Average FICO® Score	755

Loan-to-Value Ratio (2)	December 31, 2014
< = 60%	15%
> 60% to 70%	14%
> 70% to 80%	55%
> 80% to 90% (3)	10%
> 90% (3)	6%
Total	100%

Weighted Average LTV Ratio	73%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2014, 95% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 84% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default. We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

MPP and MPF Loan Concentration. The following table presents the percentage of UPB of conventional loans outstanding at December 31, 2014 for the five largest state concentrations, with comparable data at December 31, 2013:

By State	December 31, 2014	December 31, 2013
Indiana	33%	33%
Michigan	27%	26%
California	7%	4%
Colorado	4%	5%
Florida	2%	3%
All others	27%	29%
Total	100%	100%

The mortgage loans purchased through the MPP and the participation interests purchased through the MPF Program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at December 31, 2014 or 2013. The median outstanding size of our mortgage loans was approximately $135 thousand and $131 thousand at December 31, 2014 and 2013, respectively.

MPP and MPF Credit Performance. The UPB of our conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions):

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$50	$80	$107	$128	$127
Non-accrual loans (1) (2)	7	1	2	—	—
TDRs (3)	14	17	15	2	—

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$5	$10	$3	$1	$—
Charge-offs	(1)	(1)	(1)	(2)	—
Provision for (reversal of) loan losses	(1)	(4)	8	4	1
Allowance for loan losses, end of the year	$3	$5	$10	$3	$1

(1)	The interest income shortfall on non-accrual loans was less than $1.0 million for the years ended December 31, 2014, 2013 and 2012 and was zero for each of the years ended December 31, 2011 and 2010.

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

(3)	Represents TDRs that are still performing.

(4)
Our allowance for loan losses also included potential claims by servicers for any remaining losses on $5.5 million, $14.0 million, $15.7 million, $20.9 million, and $21.0 million of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

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

Although we establish credit enhancements in each mortgage pool purchased under our original MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices and increases in the time to complete foreclosures in recent years resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have loans originated in states and localities (e.g., Florida, Illinois, New Jersey, New York and Nevada) that have had the most lengthy process of foreclosures. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we realize any additional loan losses in that pool.

The serious delinquency rate for the MPP FHA mortgages was 0.56% at December 31, 2014 and 2013. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for the MPF government mortgages was 0.47% at December 31, 2014. There were no seriously delinquent MPF government mortgages at December 31, 2013.

The serious delinquency rate for MPP conventional mortgages was 0.86% at December 31, 2014, compared to 1.56% at December 31, 2013. Both rates were below the national serious delinquency rate. There were two and four seriously delinquent MPF loans at December 31, 2014 and 2013, respectively.

See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information.

Derivatives. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination. Beginning in February 2014, certain derivatives designated by the CFTC as "made available to trade" were required to be executed on a swap execution facility.

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

The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the requirements to net assets and liabilities. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities and Recent Accounting and Regulatory Developments herein for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions):

December 31, 2014	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives - A	$100	$—	$—	$—
Liability positions with credit exposure
Cleared derivatives (1)	15,211	(17)	42	25
Total derivative positions with credit exposure to non-member counterparties	15,311	(17)	42	25
Member institutions (2)	227	1	—	1
Subtotal - derivative positions with credit exposure	15,538	(16)	42	26
Derivative positions without credit exposure	14,311	(262)	158	(104)
Total derivative positions	$29,849	$(278)	$200	$(78)

(1)	Represents derivative transactions cleared with a Clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP) and FHLBank of Topeka PFIs (MPF).

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

Operational Risk Management. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events. Our management has established policies, procedures, controls, and acquired insurance coverage to mitigate operational risk. Our Internal Audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies, procedures, applicable regulatory requirements and best practices.

Our corporate risk management function and business units complete a comprehensive annual risk and control assessment that serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The risk assessment process provides management and the board of directors with a detailed and transparent view of our risk mitigation strategies and internal control structure.

We use various financial models to quantify financial risks and analyze potential strategies. We maintain a model risk management program that includes a validation program intended to mitigate the risk of loss resulting from model errors or the incorrect use or application of model output, which could potentially lead to inappropriate business or operational decisions.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that potentially could jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. Additionally, we rely on vendors and other third parties to perform certain critical services that may be sources of cyber security or other technological risks.

To date, we have not experienced any material losses relating to cyber attacks or other information security breaches. Our risk and exposure to these events remains heightened because of, among other reasons, the evolving nature of these threats, our role in the financial services industry, and the outsourcing of some of our business operations. As a result, we have implemented a Cyber Risk Management Program designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. Specifically, our Cyber Risk Management Program provides for protective security controls to ensure appropriate safeguards for critical infrastructure services including access controls, boundary defense, data protection, local administrator restrictions, maintenance, physical security, secure configurations, and secure network engineering. Additionally, detective controls including continuous security monitoring and intrusion detection are used to identify cyber risk events. Responsive controls are part of our Business Continuity Plan and Information Security Incident Response Plan to ensure we can implement appropriate activities when a cyber risk event is detected.

We rely heavily on our information systems and other technology to conduct and manage our business. In 2014, we completed the initial implementation of an enterprise-wide initiative to substantially replace our core banking system with purchased customizable external software. Due to the wholesale nature of our business, retail commercial banking applications cannot meet our product, investment, funding and hedging needs. Other outsourcing options are also not readily available or sufficient to meet our needs. Therefore, we purchased a customizable external software solution. Future releases, which are expected to take several years, along with several other key initiatives simultaneously undertaken, could subject us to a higher risk of failure or interruption while we are in the process of conversion. However, project portfolio governance, prioritization, and selection methods in conjunction with enterprise resource planning and formal program risk management activities enable the Bank to appropriately focus technology delivery while reducing risks of taking on multiple key initiatives simultaneously.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate a back-up facility at a separate location, with the objective of being able to fully recover all critical activities intra-day. This off-site recovery center is subject to periodic testing. We also have a back-up agreement in place with the FHLBank of Cincinnati in the event that both of our Indiana-based facilities are inoperable.

We have insurance coverage for cybersecurity, employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and other various types of insurance coverage.

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

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is properly measured, thus allowing us to monitor the risk against policy and regulatory limits. We use an asset and liability model to calculate market values under alternative interest rate scenarios. The model analyzes our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, market data (such as rates, volatility, etc.) and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting, and prepayment assumptions.

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

The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines:

Date	-200 bps (1)	0 bps	+200 bps
December 31, 2014	(3.7) years	(0.0) years	2.6 years
December 31, 2013	0.6 years	(2.0) years	2.1 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level was (0.0) years at December 31, 2014 and (2.0) years at December 31, 2013, which was equal to the levels under the base case (0bps).

We were in compliance with the duration of equity limits established by our RMP at both dates. The decrease in the base case duration of equity level (0 bps) at December 31, 2014 compared to December 31, 2013 was partly due to a change in the pricing assumption for internal modeling purposes for swapped consolidated obligations to the price implied by the matched swap. This change resulted in our liabilities being shortened relative to assets and, therefore, lengthened the duration of equity.

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

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The duration gap was (0.9) months at December 31, 2014, compared to (3.3) months at December 31, 2013.

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

Market Risk-Based Capital Requirement. We are subject to the Finance Agency's risk-based capital regulations. This regulatory framework requires the maintenance of sufficient permanent capital to meet the combined credit risk, market risk, and operations risk components. Our permanent capital is defined by the Finance Agency as Class B capital stock (including MRCS) and retained earnings. The market risk-based capital component is the sum of two factors. The first factor is the market value of the portfolio at risk from movements in interest rates that could occur during times of market stress. This estimation is accomplished through an internal VaR-based modeling approach that was approved by the Finance Board before the implementation of our capital plan. The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

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

		Years Ended
Date	VaR	High	Low	Average
December 31, 2014	$156	$244	$156	$200
December 31, 2013	289	289	126	212

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

Date	-200 bps	Base	+200 bps
December 31, 2014	102%	103%	100%
December 31, 2013	105%	116%	115%

The decrease in the base case ratio of market value to book value of equity at December 31, 2014 compared to December 31, 2013 was primarily due to a change in the pricing assumption for internal modeling purposes for swapped consolidated obligations to the price implied by the matched swap. This change increased the market-to-book value ratio for the swapped consolidated obligation portfolio to be very close to par and, therefore, reduced the market-to-book value ratio of equity.

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

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions):

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2014	December 31, 2013
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair-value	$9,440	$7,941
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	800	814
		Economic	—	—
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	8	3
		Economic	—	5
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	30	25
Sub-total advances			10,278	8,788
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	3,017	3,017
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	341	341
Sub-total investments			3,358	3,358
Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed rate MDCs resulting from changes in interest rates.	Economic	252	61
Sub-total mortgage loans			252	61
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	10,068	10,844
		Economic	127	600
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	4,075	3,980
		Economic	—	1,015
Receive float with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	10	10
		Economic	100	100
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	80	125
Sub-total CO bonds			14,460	16,674
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	1,249	624
Sub-total discount notes			1,249	624
Stand-alone derivatives:
MDCs	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	252	59
Sub-total stand-alone derivatives			252	59
Total			$29,849	$29,564

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

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, advances, CO bonds, and discount notes ($ amounts in millions):

	December 31, 2014			December 31, 2013
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$3,145	$3,017	96%	$3,170	$3,163	99%
Total variable-rate	357	—	—%	436	—	—%
Total AFS securities, amortized cost	$3,502	$3,017	86%	$3,606	$3,163	88%

Advances:
Total fixed-rate	$15,475	$10,240	66%	$13,509	$8,754	65%
Total variable-rate	5,155	38	1%	3,623	33	1%
Total advances, par value	$20,630	$10,278	50%	$17,132	$8,787	51%

CO bonds:
Total fixed-rate	$23,589	$14,269	60%	$25,983	$16,414	63%
Total variable-rate	1,910	190	10%	660	235	36%
Total CO bonds, par value	$25,499	$14,459	57%	$26,643	$16,649	62%

Discount notes:
Total fixed-rate	$12,571	$1,250	10%	$7,436	$625	8%
Total variable-rate	—	—	—%	—	—	—%
Total discount notes, par value	$12,571	$1,250	10%	$7,436	$625	8%

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

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2014 and 2013 are included in the tables below ($ amounts in millions). Our change to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. See Notes to Financial Statements - Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance for more information.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Statement of Income	2014	2014	2014	2014	Total
Total interest income	$126	$121	$124	$124	$495
Total interest expense	78	78	79	76	311
Net interest income	48	43	45	48	184
Provision for (reversal of) credit losses	(1)	—	—	—	(1)
Net interest income after provision for credit losses	49	43	45	48	185
Total other income (loss)	6	10	7	(10)	13
Total other expenses	16	17	16	19	68
Income before assessments	39	36	36	19	130
AHP assessments	4	3	4	2	13
Net income	$35	$33	$32	$17	$117

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Statement of Income	2013	2013	2013	2013	Total
Total interest income	$140	$138	$131	$143	$552
Total interest expense	84	83	82	80	329
Net interest income	56	55	49	63	223
Provision for (reversal of) credit losses	(4)	—	—	—	(4)
Net interest income after provision for credit losses	60	55	49	63	227
Total other income (loss)	(5)	33	—	41	69
Total other expenses	15	16	20	17	68
Income before assessments	40	72	29	87	228
AHP assessments	5	8	3	9	25
Net income	$35	$64	$26	$78	$203

Deposits

A summary of the average rates we paid on interest-bearing deposits that were greater than 10% of average total deposits is presented in the following table ($ amounts in millions):

	Years Ended December 31,
Type of Deposit	2014	2013	2012
Interest-bearing overnight deposits:
Average balance	$388	$402	$496
Average rate paid	0.01%	0.01%	0.01%
Interest-bearing demand deposits:
Average balance	$373	$473	$426
Average rate paid	0.01%	0.01%	0.01%

A summary of our time deposits in amounts of $100 thousand or more is presented in the following table ($ amounts in millions).

Term to Maturity	December 31, 2014	December 31, 2013
3 months or less	$—	$1
Over 3 months through 6 months	1	1
Over 6 months through 12 months	1	1
Over 12 months	—	—
Total	$2	$3

We had $0 and $3 of individual time deposits in amounts of $250 thousand or more at December 31, 2014 and 2013, respectively.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions):

	Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2014	2013	2012	2014	2013	2012
Outstanding at year end	$12,568	$7,435	$8,924	$7,956	$9,734	$6,137
Weighted average rate at year end	0.12%	0.12%	0.15%	0.11%	0.12%	0.19%
Daily average outstanding for the year	$8,513	$8,041	$7,670	$9,531	$7,596	$4,850
Weighted average rate for the year	0.08%	0.10%	0.10%	0.11%	0.15%	0.19%
Highest outstanding at any month end	$12,568	$8,910	$9,561	$10,840	$9,984	$6,137

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of December 31, 2014, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Federal Home Loan Bank Act of 1932, as amended ("Bank Act"), divides the directorships of the Federal Home Loan Banks ("FHLBanks") into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in their state, and each must be an officer or director of a Federal Home Loan Bank ("FHLBank") member institution located in that state. Independent directors are elected at-large by all the members in the FHLBank district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank.

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. A Federal Housing Finance Agency ("Finance Agency") Order issued June 18, 2014 provides that we have sixteen seats on our board of directors for 2015, consisting of five Indiana member directors, four Michigan member directors, and seven independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director of the Finance Agency in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2014 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

Nomination of Member Directors. The Bank Act and Finance Agency regulations require that member director nominees meet certain specific criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a United States citizen. These criteria are the only eligibility criteria that member directors must meet, and we are not permitted to establish additional eligibility or qualifications criteria for member directors or nominees.

Each eligible institution may nominate representatives from member institutions in its respective state to serve terms on the board of directors as member directors. By statute and regulation, only our shareholders may nominate and elect member directors. Specifically, member institutions that hold stock in our Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. Our board of directors is not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of our Bank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Finance Agency regulations do not require member institutions to communicate to us the reasons for their nominations, and we have no power to require them to do so. As a result of this structure for our member director nominations and elections, we are not in a position to know what specific experience, qualifications, attributes or skills (other than satisfying the regulatory criteria described above) led our member institutions to conclude that the member director nominees should serve as a director of our Bank.

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating any individual for an independent directorship, other than for a public interest directorship, our Bank's board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. The Bank Act prohibits an independent director, during the term of service on the board of directors, from serving as an officer of any FHLBank and from serving as a director, officer, or employee of any member of the FHLBank on whose board the independent director sits, or of any recipient of any advance from an FHLBank.

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

Pursuant to the Bank Act and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council regarding all independent director nominees, nominates candidates for the independent director positions on our board. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com. Our members may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent director nominees may qualify to serve as our directors is based upon the nominees' satisfaction of the regulatorily prescribed eligibility criteria listed above. Pursuant to these regulations, the board of directors then submits the slated independent director candidates to the Finance Agency for its review and possible comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

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

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board of directors, by a majority vote of the remaining directors, shall elect an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility and, as to independent directors, his or her qualifications. Before electing an independent director, the FHLBank must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board of directors, the FHLBank must send a notice to its members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. We had no vacancy occur on our board of directors during 2014.

2014 Member and Independent Director Elections. Voting rights and processes with respect to the election of member directors and independent directors are set forth in the Bank Act and Finance Agency regulations. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2014 was the election of one Indiana member director, two Michigan member directors and one independent director, which occurred in the fourth quarter. In 2014 the nomination of member directors and independent directors was conducted by mail, and the election was conducted electronically. No meeting of the members was held with regard to the election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The 2014 election was conducted in accordance with the Bank Act and Finance Agency regulations. Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. Our Form 8-Ks filed with the Securities and Exchange Commission ("SEC") on July 21, 2014, October 15, 2014 and November 18, 2014 contain additional information regarding our 2014 election of directors.

Our directors are listed in the table below. The information below includes all directors that served in 2014 and current directors as of March 13, 2015.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
James D. MacPhee, Chair (1)	67	1/1/2008	12/31/2018	Member (MI)
Michael J. Hannigan, Jr., Vice Chair (2)	70	4/24/2007	12/31/2017	Independent
Jonathan P. Bradford (3)	65	4/24/2007	12/31/2016	Independent
Matthew P. Forrester	58	1/1/2010	12/31/2017	Member (IN)
Timothy P. Gaylord	60	1/1/2005	12/31/2015	Member (MI)
Karen F. Gregerson	54	1/1/2013	12/31/2016	Member (IN)
Carl E. Liedholm	74	1/1/2009	12/31/2016	Independent
James L. Logue, III	62	4/24/2007	12/31/2017	Independent
Robert D. Long	60	4/24/2007	12/31/2015	Independent
Dan L. Moore	64	1/1/2011	12/31/2018	Member (IN)
Christine Coady Narayanan (4)	51	1/1/2008	12/31/2015	Independent
Jeffrey A. Poxon	68	6/15/2006	12/31/2017	Member (IN)
John L. Skibski	50	1/1/2008	12/31/2015	Member (MI)
Elliot A. Spoon (5)	64	1/1/2008	12/31/2014	Independent
Thomas R. Sullivan	64	1/1/2011	12/31/2018	Member (MI)
Larry A. Swank	72	1/1/2009	12/31/2018	Independent
Maurice F. Winkler, III	59	1/1/2009	12/31/2016	Member (IN)

(1)
Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On December 9, 2013, our board of directors elected Mr. MacPhee as Chair for a two-year term expiring December 31, 2015.

(2)	On December 10, 2013, our board of directors elected Mr. Hannigan as Vice Chair for a two-year term expiring December 31, 2015.

(3)	Public Interest Director designation, effective throughout current term.

(4)	Public Interest Director designation, effective May 15, 2014, throughout current term.

(5)
Mr. Spoon's term, along with Mr. Swank's, expired on December 31, 2014, and normally both Mr. Spoon and Mr. Swank would have been eligible for re-election. However, on June 18, 2014, the Finance Agency directed that only one independent director could be elected to the board of directors in the 2014 election for a term beginning January 1, 2015. Consequently, on July 17, 2014, the board of directors by majority vote determined that Mr. Swank would be the only incumbent considered as an independent director candidate for the 2014 election. As a result, Mr. Spoon was not a candidate for re-election in 2014, and his term expired on December 31, 2014. Mr. Swank was re-elected in the 2014 election to a four-year term.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

James D. MacPhee serves as the Chair of our board of directors. He is the Chief Executive Officer and a director of Kalamazoo County State Bank in Schoolcraft, Michigan, and has served in that position since 1991. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is a past chair of the latter organization and currently serves on its Executive Committee. He holds an associate's degree in business from Kalamazoo Valley Community College and attended a two-year accelerated executive management program at the University of Michigan (Ross School of Business). In addition to serving as the Chair of our board of directors, Mr. MacPhee serves as Chair of our Executive/Governance Committee and is an ex-officio member of all board of directors' committees.

Michael J. Hannigan, Jr. serves as the Vice Chair of our board of directors. Mr. Hannigan has been involved in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate development company in Carmel, Indiana, and has held that position since 2007 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has been involved as a director and founding partner of several companies involved in residential development, home building, private water utility service, industrial development, and private capital acquisition. Mr. Hannigan is a director of the Indiana Builders Association, a trade association. He received a bachelor's degree from the University of Notre Dame. In addition to serving as the Vice Chair of our board of directors, Mr. Hannigan serves on our Affordable Housing and Budget/Information Technology Committees. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.

Jonathan P. Bradford is the President and Chief Executive Officer of Inner City Christian Federation, in Grand Rapids, Michigan, and has held that position since 1981. Inner City Christian Federation is involved in the development of affordable housing, as well as housing education and counseling. As President and Chief Executive Officer of Inner City Christian Federation, Mr. Bradford has developed the organization's real estate development financing system and has guided the development of over 500 housing units and approximately 70,000 square feet of commercial space. Mr. Bradford also serves as the Vice President of the board of the Michigan Non-Profit Housing Corporation and is a board member of the Genesis Non-Profit Housing Corporation in Grand Rapids, Michigan. Mr. Bradford received a bachelor's degree from Calvin College and holds a master's degree in Social Work from the University of Michigan with a concentration in housing and community development policy and planning. He is also licensed in the State of Michigan as a residential building contractor. Mr. Bradford currently serves as Chair of the Affordable Housing Committee and also serves on our Finance Committee.

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

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord is a graduate of Central Michigan University, and has completed additional course work in management, strategic planning and finance from several graduate management and banking schools. Mr. Gaylord currently serves as Vice Chair of our Risk Oversight Committee and also serves on our Audit and Finance Committees.

Karen F. Gregerson is the Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, and has held that position since 1997. Prior to being appointed Chief Financial Officer, Ms. Gregerson served as Special Projects Manager and Controller for the same institution. Ms. Gregerson holds a bachelor's degree from Ball State University and a master's degree from Indiana Tech. Ms. Gregerson currently serves as Vice Chair of our Audit Committee and also serves on our Budget/Information Technology and Executive/Governance Committees.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over four decades of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm earned his bachelor's degree from Pomona College and his doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters. Mr. Liedholm currently serves as Vice Chair of our Finance Committee and also serves on our Executive/Governance Committee.

James L. Logue, III has been the Senior Vice President and Chief Operating Officer of Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at the United States Department of Housing and Urban Development in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C., and as Chair of the board of directors of the Corporation for Supportive Housing, New York, New York. In addition, he serves on the board of directors of Sparrow Home Health Care. Mr. Logue received a bachelor's degree from Kean College. Mr. Logue currently serves as Vice Chair of our Budget/Information Technology Committee and also serves on our Executive/Governance and Affordable Housing Committees.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Mr. Long served as board Chair for Kenra, Ltd., a provider of hair care products, until the company was sold in December 2010. From 2009 to 2014, Mr. Long was a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. Since August 2010, Mr. Long has been a member of the board for Beefeaters Holding Company, Inc., a pet food company. Since December 2014, Mr. Long has been a member of the board and Chair of the Audit Committee for Celadon Group, Inc., an SEC-registered transportation and logistics company. He is a graduate of Indiana University. Mr. Long currently serves as Chair of our Audit Committee and also serves on our Budget/Information Technology and Human Resources Committees.

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

Christine Coady Narayanan is the President and Chief Executive Officer of Opportunity Resource Fund, with offices in Lansing and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit community development financial institution engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. She holds a bachelor's degree from Spring Arbor University. Ms. Narayanan currently serves as Chair of our Human Resources Committee and also serves on our Audit and Budget/Information Technology Committees.

Jeffrey A. Poxon retired in 2012 as the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon had been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. Until November 1, 2014, he also served as a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana, having served in those capacities since 1992. On October 1, 2014, Mr. Poxon was appointed as Associate Vice President - Investment Officer of Purdue Federal Credit Union. He holds a bachelor's degree and a master of science degree from Purdue University - Krannert School of Management. Mr. Poxon currently serves on our Executive/Governance, Affordable Housing and Finance Committees.

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

Elliot A. Spoon is a Professor of Law in Residence at Michigan State University College of Law in East Lansing, Michigan, and has held that position since 2001. Mr. Spoon also served as Assistant Dean of that institution from 2004 to 2014. Before beginning his teaching career, Mr. Spoon practiced law for 26 years. Mr. Spoon currently teaches in the areas of securities regulation, mortgage banking, corporate finance and accounting for lawyers, and practiced in these areas when he was in private practice. In 2009, Mr. Spoon was appointed to the SAFE Mortgage Test National Review Committee upon the recommendation of the State of Michigan Office of Financial and Insurance Regulation . He served on that committee through 2012. Mr. Spoon has served as co-chair of the Midwest Securities Law Institute since 2004. Mr. Spoon holds a bachelor's degree and a juris doctor degree from the University of Michigan. During 2014, Mr. Spoon served as Vice Chair of our Risk Oversight Committee and also served on our Executive/Governance and Audit Committees.

Thomas R. Sullivan is Chairman of Mercantile Bank Corporation and Vice Chairman of Mercantile Bank of Michigan and has held those positions since June 2014. Prior to that appointment, Mr. Sullivan was President, Chief Executive Officer, and a director of Firstbank Corporation, an SEC-registrant, multi-bank holding company in Alma, Michigan, and a director of each of its subsidiary banks, positions he had held since 2000. Mr. Sullivan was also President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over 40 years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan received a bachelor's degree from Wayne State University, and has attended several banking schools during his career. Mr. Sullivan currently serves as Vice Chair of our Human Resources Committee and also serves on our Executive/Governance and Risk Oversight Committees.

Larry A. Swank is Founder, Chief Executive Officer and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chief Executive Officer of Sterling Group, Inc. since 1979, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing. Mr. Swank's company manages over 55 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1995 and as a member of its Executive Board from 1997 to 2012. He has served as Chair of that association's housing finance committee on three separate occasions. Mr. Swank currently serves as Vice Chair of our Affordable Housing Committee and also serves on our Finance and Risk Oversight Committees.

Maurice F. Winkler, III is President and Chief Executive Officer of Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He is also President and Chief Executive Officer of Peoples Bancorp (previously an SEC-registrant), the holding company of Peoples Federal Savings Bank of DeKalb County. Mr. Winkler has held those positions since 1996 and served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. He has also been a director of Peoples Bancorp since 1993. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler received a bachelor's degree from Purdue University. He currently serves on our Human Resources and Risk Oversight Committees.

Audit Committee and Audit Committee Financial Expert. Our board of directors has a standing Audit Committee that was comprised of the following members as of December 31, 2014:

Robert D. Long, Audit Committee Chair
Karen F. Gregerson, Audit Committee Vice Chair
Matthew P. Forrester
Timothy P. Gaylord
John L. Skibski
Elliot A. Spoon
James D. MacPhee, Ex-Officio Voting Member

The 2015 Audit Committee is made up of the following members as of March 13, 2015:

Robert D. Long, Audit Committee Chair
Karen F. Gregerson, Audit Committee Vice Chair
Matthew P. Forrester
Timothy P. Gaylord
Christine Coady Narayanan (new Committee member for 2015, replacing Mr. Spoon)
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is the Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm. Our board of directors has determined that Mr. Long is "independent" under the New York Stock Exchange rules definition, but has further determined that no member director may qualify as "independent" under that definition due to the cooperative ownership structure of our Bank by its member institutions. For further discussion about the duties and functions of the Audit Committee and the board of directors' analysis of director independence, see Item 13. Certain Relationships and Related Transactions and Director Independence.

The Bank Act requires the FHLBanks to comply with the substantive audit committee director independence rules applicable to issuers of securities under the rules adopted pursuant to the Securities Exchange Act of 1934, as amended. Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

Executive Officers

Our Executive Officers during the last completed fiscal year, as determined under SEC rules ("Executive Officers"), are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated, each officer has been employed in the principal occupation listed below for at least five years.

Name (1)	Age	Position
Cindy L. Konich (2)	58	President - Chief Executive Officer
Robert E. Gruwell (3)	66	Executive Vice President - Finance
Jonathan R. West (4)	57	Executive Vice President - Chief Operating Officer - Business Operations
LaVonne C. Cate (5)	64	Senior Vice President - Chief Administrative Officer
Jonathan W. Griffin (6)	44	Senior Vice President - Chief Credit and Marketing Officer
Gregory J. McKee (7)	41	Senior Vice President - Chief Internal Audit Officer
William D. Miller (8)	57	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr. (9)	58	Senior Vice President - Chief Accounting Officer
Deron J. Streitenberger (10)	47	Senior Vice President - Chief Information Officer/MPP Operations Officer
Gregory L. Teare (11)	61	Senior Vice President - Chief Financial Officer
Sunil U. Mohandas (12)	55	Senior Vice President - Chief Risk Officer

(1)
From 2006 through 2013, Milton J. Miller was one of our NEOs and served as President – Chief Executive Officer ("CEO") of the Bank from 2007 until his retirement in 2013. He was an NEO of the Bank for 2013, but is not an NEO for 2014. All references to “Mr. Miller” in Items 10 and 11 of this annual report refer to William D. Miller, Senior Vice President – Chief Risk Officer, unless otherwise noted.

(2)
Ms. Konich was selected by our board of directors to serve as President - CEO effective July 22, 2013. Prior to that appointment, she and Mr. West were appointed by our board of directors to serve as Acting Co-Presidents - CEOs from April 18, 2013 to June 6, 2013 and from July 1, 2013 to July 22, 2013. Previously, Ms. Konich had been promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer on July 30, 2010, after having served as Senior Vice President - Chief Financial Officer, since September 17, 2007. Ms. Konich holds an MBA and is a CPA.

(3)
On February 17, 2015, Mr. Gruwell gave notice of his retirement from the Bank, to be effective April 3, 2015. Mr. Gruwell was promoted to Executive Vice President - Finance effective July 28, 2014, after having been promoted to Senior Vice President - Chief Financial Officer effective July 29, 2013. Mr. Gruwell was appointed by our board of directors to serve as First Vice President - Chief Investment Officer effective April 1, 2008, and was named Chief Capital Markets Officer effective November 9, 2009. Mr. Gruwell holds a bachelor's degree in accountancy.

(4)
Mr. West's employment with the Bank terminated effective December 31, 2014. Mr. West had been promoted to Executive Vice President - Chief Operating Officer - Business Operations on July 30, 2010, after having been appointed by our board of directors to serve as Senior Vice President - Administration, General Counsel and Corporate Secretary (Ethics Officer) on September 17, 2007. As noted above, Mr. West and Ms. Konich were appointed by our board of directors to serve as Acting Co-Presidents - CEOs from April 18, 2013 to June 6, 2013 and from July 1, 2013 to July 22, 2013. Mr. West holds an MBA and a JD and is licensed to practice law in the state of Indiana.

(5)
Ms. Cate was promoted to Senior Vice President - Chief Administrative Officer effective January 1, 2015, after having been promoted to First Vice President effective January 1, 2012. She had served as Director, Human Resources and Administration since July 2007. Ms. Cate holds a bachelor of science degree and is a Senior Professional in Human Resources (SPHR).

(6)
Mr. Griffin was promoted to Senior Vice President - Chief Credit and Marketing Officer effective January 1, 2015. Mr. Griffin was appointed as Chief Credit and Marketing Officer effective September 24, 2011. He had been promoted to First Vice President in December 2008 while serving as Credit Services Director. Mr. Griffin holds an MBA and is a CFA.

(7)
Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 1, 2015, after having been appointed by our board of directors as First Vice President - Director of Internal Audit effective in February 2006. Mr. McKee holds an MBA and is a CPA, a Certified Information Systems Auditor and a Certified Investments and Derivatives Auditor.

(8)
Mr. Miller was promoted to Senior Vice President - Chief Risk Officer effective February 24, 2014, after having been appointed by our board of directors as First Vice President - Chief Investment Officer effective May 6, 2013. Mr. Miller joined our Bank as First Vice President - Director of Capital Markets on July 5, 2011. Before joining our Bank, Mr. Miller was employed by the FDIC as Capital Markets Corporate Expert. Mr. Miller holds an MBA.

(9)	Mr. Short was appointed by our board of directors as Senior Vice President - Chief Accounting Officer on August 17, 2009, after being hired on August 10, 2009. Mr. Short holds an MBA and is a CPA.

(10)
Mr. Streitenberger was appointed as Senior Vice President - Chief Information / MPP Operations Officer, effective February 9, 2015. He was previously promoted to Senior Vice President - Chief Information Officer effective January 1, 2015, after having been appointed by our board of directors as First Vice President - Chief Information Officer effective June 27, 2013. Before joining our Bank, Mr. Streitenberger served as Vice President - Shared Services at Inmar Corporation from 2012 to 2013. Before joining Inmar Corporation, he was Vice President - Chief Information Officer at Republic Financial Indemnity Group. Mr. Streitenberger holds an MBA.

(11)
Mr. Teare was appointed as Senior Vice President - Chief Financial Officer, effective February 9, 2015. He was previously appointed by our board of directors as Senior Vice President - Chief Banking Officer on September 19, 2008, after being hired on September 15, 2008. Mr. Teare holds an MBA.

(12)
Mr. Mohandas’ employment with the Bank terminated effective January 7, 2014. Mr. Mohandas had been promoted to Senior Vice President - Chief Risk Officer, effective January 1, 2011, after having been appointed by our board of directors as First Vice President - Corporate Risk Manager, effective September 19, 2008. Prior to his 2008 appointment, Mr. Mohandas was the First Vice President - Treasury Risk Manager. Mr. Mohandas is a PhD and is a CFA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") is a standing committee that serves as the Compensation Committee of the board of directors and is made up solely of directors. No officers or employees of our Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of our Bank or had any other relationship that would be disclosable under Item 404 of SEC Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for fiscal year 2014. As of December 31, 2014, the HR Committee was comprised of the following members:

Christine Coady Narayanan, HR Committee Chair
Maurice F. Winkler, III, HR Committee Vice Chair
Robert D. Long
Dan L. Moore
Thomas R. Sullivan
James D. MacPhee, Ex-Officio Voting Member

The HR Committee is comprised of the following members as of March 13, 2015:

Christine Coady Narayanan, HR Committee Chair
Thomas R. Sullivan, HR Committee Vice Chair
Robert D. Long
Dan L. Moore
Maurice F. Winkler, III
James D. MacPhee, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in the Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year consist of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been required under part (iii), but for the fact that the individual was not serving as an Executive Officer of our Bank at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2014):

NEO	Title
Cindy L. Konich	President - Chief Executive Officer (PEO)
Robert E. Gruwell	Executive Vice President - Finance (PFO)
Jonathan R. West (1)	Executive Vice President - Chief Operating Officer - Business Operations
William D. Miller	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer

(1)	Mr. West's employment with the Bank terminated effective December 31, 2014.

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2014) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board of directors, as provided in our bylaws. The Executive/Governance Committee also reviews the President - CEO's performance. The Executive/Governance Committee meets as needed throughout the year (five times in 2014) and reports its recommendations to the board of directors.

Regulatory Matters Regarding Executive Compensation. Because we are a government-sponsored enterprise, all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. The Bank Act and a final rule on executive compensation adopted by the Finance Agency in January 2014 ("Executive Compensation Rule") give the Director of the Finance Agency ("Director") the authority to prevent the FHLBanks from paying compensation to their executive officers that is not "reasonable and comparable" to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. While the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended, and the Executive Compensation Rule prohibit the Director from setting specific levels or ranges of compensation for FHLBank executive officers, the Executive Compensation Rule does authorize the Director to identify relevant factors for determining whether executive compensation is reasonable and comparable. Under the Executive Compensation Rule, such factors include, but are not limited to: (i) the duties and responsibilities of the position; (ii) compensation factors that indicate added or diminished risks, constraints, or aids in carrying out the responsibilities of the position; and (iii) performance of the executive officer's institution, the specific executive officer, or one of the institution's significant components with respect to achievement of goals, consistency with supervisory guidance and internal rules of the entity, and compliance with applicable law and regulation.

Pursuant to the Executive Compensation Rule, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks' executive officers. This information, which includes studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days' advance notice of any arrangement that provides for incentive awards to executive officers. Under the supervision of our board of directors, we provide this information to the Finance Agency on an ongoing basis as required.

In addition, Finance Agency Advisory Bulletin 2009-AB-02 ("AB 2009-02"), issued in October 2009, sets forth certain principles for executive compensation practices to which the FHLBanks and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

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

In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive's compensation is consistent with the above-listed principles of AB 2009-02. We have incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

Further, in April 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered financial institutions" (which include the FHLBanks) from entering into incentive-based compensation arrangements that encourage inappropriate risks. Covered persons under this proposed rule include senior management responsible for the oversight of firm-wide activities or material business lines, as well as non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

•	balanced design;

•	independent risk management controls; and

•	strong governance.

In addition, the proposed rule identifies four methods to balance compensation design and make it more sensitive to risk:

•	risk adjustment of awards;

•	deferral of payment;

•	longer performance periods; and

•	reduced sensitivity to short-term performance.

The proposed rule would also require board of directors oversight of incentive-based compensation for certain risk-taking employees who are not executive officers.

Although the proposed rule has not been finalized by any of the issuing regulators, we have incorporated this concept into our development, implementation and review of compensation policies and practices, as described below. As we have applied it, this rule:

•	prohibits excessive compensation to covered persons;

•	prohibits incentive compensation that could lead to material financial loss;

•	requires an annual report to the Finance Agency describing the structure of our incentive-based compensation arrangements for covered persons;

•	requires policies and procedures to help ensure compliance with the requirements and prohibitions of the rule; and

•	requires mandatory deferrals of 50% of incentive compensation over three years for certain executive officers.

In January 2014, the Finance Agency also published a final rule setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank, the Office of Finance, Federal National Mortgage Association ("Fannie Mae") or Federal Home Loan Mortgage Corporation ("Freddie Mac"). Under the final rule, golden parachute payments can include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, under the appointment of a conservator or receiver or in a troubled condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. The final rule took effect February 27, 2014 and makes Finance Agency regulations on golden parachute arrangements more consistent with Federal Deposit Insurance Corporation golden parachute regulations.

Compensation Philosophy and Objectives. In 2014 our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees and management talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. We are not able to offer market-based equity compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to four of our current NEOs) and other retirement benefits (as to all NEOs). This approach will generally lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors, and the President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget is recommended by the HR Committee to the Budget/Information Technology ("IT") Committee for approval by the board of directors. The benefit plans that will be offered, and any material changes to those plans annually and from time to time, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for the board of directors' review and approval.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last four years, McLagan, an AON company, was engaged to work with the HR Committee to evaluate and update our salary benchmarks for certain positions, including the NEOs' positions, in our Bank. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan. The primary competitor group is comprised of the other 11 FHLBanks and a number of large regional/commercial banks and other companies ("Primary Competitor Group"). The benchmark jobs used from the other FHLBanks are comprised of their comparable position at our Bank (e.g., CEO to CEO). The benchmark jobs used from the other regional/commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at a large regional bank compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank.

A number of other publicly-traded regional/commercial banks with assets of $5 billion to $20 billion makes up the secondary competitor group ("Secondary Competitor Group"). The benchmark jobs used from the Secondary Competitor Group include the NEOs reported in their proxy statements, which capture the executive responsibilities encompassed in the positions. The Primary and Secondary Competitor Groups are collectively referred to as "Competitor Groups" and are listed below.

The benchmark jobs selected by McLagan from the Competitor Groups collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this competitor group analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, and our compensation philosophy, as discussed above.

The institutions in the Primary Competitor Group, as determined in 2014, are:

ABN AMRO	Federal Reserve Bank of San Francisco
AIB Capital Markets	Federal Reserve Bank of St. Louis
Ally Financial Inc.	Fifth Third Bank
Associated Banc-Corp	First Merit Bank
Associated Financial Group	First Niagara
Australia & New Zealand Banking Group	Freddie Mac
Banco Santander	Frost National Bank
Bank Hapoalim	GE Capital
Bank of America	HSBC
Bank of Ireland Corporate Banking	Huntington Bancshares, Inc.
Bank of the West	ING
Bank of Tokyo - Mitsubishi UFJ	JP Morgan
Bayerische Landesbank	KBC Bank
BBVA Compass	KeyCorp
BMO Financial Group	Landesbank Baden-Wuerttemberg
BNP Paribas	Lloyds Banking Group
BOK Financial Corporation	M&T Bank Corporation
Branch Banking & Trust Co.	Macquarie Bank
Brown Brothers Harriman & Co.	Mitsubishi Securities
BTG Pactual	Mitsubishi UFJ Trust & Banking Corporation
Capital One	Mizuho Bank
China Merchants Bank	National Australia Bank
CIBC World Markets	Natixis
Citi Private Bank	Nomura Securities
Citigroup	Nord/LB
City National Bank	OCBC Bank
Comerica	PNC Bank
Commerzbank	Rabobank Nederland
Commonwealth Bank of Australia	RBS Markets & International Banking
Credit Agricole CIB	RBS/Citizens Bank
Credit Industriel et Commercial	Regions Financial Corporation
Dexia	Royal Bank of Canada
DnB Bank	Santander Bank
DVB Bank	Santander Bank, NA
DZ Bank	Societe Generale
Espirito Santo Investment	Sovereign Bank
Fannie Mae	Standard Bank
Federal Home Loan Bank of Atlanta	Standard Chartered Bank
Federal Home Loan Bank of Boston	State Street Bank & Trust Company
Federal Home Loan Bank of Chicago	Sumitomo Mitsui Trust Bank
Federal Home Loan Bank of Cincinnati	SunTrust Banks
Federal Home Loan Bank of Dallas	SVB Financial Group
Federal Home Loan Bank of Des Moines	Synovus
Federal Home Loan Bank of New York	TD Securities
Federal Home Loan Bank of Pittsburgh	The Bank of New York Mellon
Federal Home Loan Bank of San Francisco	The Bank of Nova Scotia
Federal Home Loan Bank of Seattle	The CIT Group
Federal Home Loan Bank of Topeka	The Norinchukin Bank, New York Branch
Federal Reserve Bank of Atlanta	The Northern Trust Corporation
Federal Reserve Bank of Boston	The Sumitoma Trust & Banking Co. (U.S.A.)
Federal Reserve Bank of Chicago	U.S. Bancorp
Federal Reserve Bank of Cleveland	UniCredit
Federal Reserve Bank of Kansas City	Union Bank, N.A.
Federal Reserve Bank of Minneapolis	Webster Bank
Federal Reserve Bank of New York	Wells Fargo Bank
Federal Reserve Bank of Richmond	Westpac Banking Corporation
Zions Bancorporation

The institutions in the Secondary Competitor Group, as determined in 2014, are:

Astoria Financial Corp.	International Bancshares Corp.
BancFirst Corp.	Investors Bancorp Inc. (MHC)
BancorpSouth Inc.	MB Financial Inc.
Bank of Hawaii Corp.	National Penn Bancshares Inc.
BankUnited Inc.	NBT Bancorp Inc.
BBCN Bancorp Inc.	Northwest Bancshares, Inc.
Berkshire Hills Bancorp Inc.	Old National Bancorp
Boston Private Financial	PacWest Bancorp
Brookline Bancorp Inc.	Park National Corp.
Capital Bank Finl Corp	Pinnacle Financial Partners
Cathay General Bancorp	PrivateBancorp Inc.
Chemical Financial Corp.	Prosperity Bancshares Inc.
Columbia Banking System Inc.	Provident Financial Services
Community Bank System Inc.	Renasant Corp.
CVB Financial Corp.	South State Corporation
EverBank Financial	Susquehanna Bancshares Inc.
F.N.B. Corp.	Taylor Capital Group Inc.
First Commonwealth Financial	TCF Financial Corp.
First Financial Bancorp.	Texas Capital Bancshares Inc.
First Financial Bankshares	Tompkins Financial Corporation
First Interstate BancSystem	Trustmark Corp.
First Merchants Corp.	UMB Financial Corp.
First Midwest Bancorp Inc.	Umpqua Holdings Corp.
Fulton Financial Corp.	United Bankshares Inc.
Glacier Bancorp Inc.	United Community Banks Inc.
Hancock Holding Co.	Valley National Bancorp
Heartland Financial USA Inc.	Washington Federal Inc.
Hilltop Holdings Inc	WesBanco Inc.
Home BancShares Inc.	Western Alliance Bancorp
IBERIABANK Corp.	Wintrust Financial Corp.
Independent Bank Corp.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by the board of directors or HR Committee. The Chief Administrative Officer, who manages our Human Resources Department, assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data as requested by the President - CEO, the HR Committee, the Budget/IT Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Chief Administrative Officer makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts for the board of directors and the Budget/IT Committee, which are then considered when establishing the goals and anticipated payout terms for the incentive compensation plans. The Chief Risk Officer ("CRO") oversees the Corporate Risk Management ("CRM") department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee (as well as the Executive/Governance Committee with respect to the President - CEO's compensation) routinely reviews our policies and practices of compensating our employees, including non-executive officers, and have determined that none of such policies and practices result in any risk that is reasonably likely to have a material adverse effect on our Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features that operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance and review structure that serves and supports risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2014 consisted of:

(1)	base salaries;

(2)	annual and deferred incentive opportunities;

(3)	retirement benefits;

(4)	perquisites and other benefits; and

(5)	potential payments upon termination or change in control.

The board of directors has structured the compensation programs to comply with IRC Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. KESAs with two of our NEOs contain provisions that "gross-up" certain benefits paid thereunder in the event the NEO should become liable for an excise tax on such benefits. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

Base Salaries. Unless otherwise described, the term "base salary" as used in this Item 11 refers to an individual's annual salary, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. We recruit and desire to retain senior management from national markets. Consequently, cost of living in Indiana is not a direct factor in determining base salary. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with the Competitor Groups.

The base salary for the President - CEO is established annually by the board of directors after review and recommendation by the Executive/Governance Committee. Our board of directors has concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position and the extent to which the President - CEO is responsible for the overall performance of our Bank. In setting the base salary for the President - CEO, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the performance of our Bank overall, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from her base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and board of directors consider all the factors as a whole in determining the President - CEO's base salary. For 2014 the Executive/Governance Committee recommended, and the board of directors approved, a market adjustment and merit increase for Ms. Konich's base salary of $40,014, resulting in a 2014 base salary of $640,016.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO. When setting or approving the base salaries for our other NEOs, the President - CEO has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups, input from the HR Committee, and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon her subjective evaluation and weighting of the various factors, and after discussion with the HR Committee, in late 2013 Ms. Konich provided or approved the following adjustments to the NEOs' base salaries for 2014:

NEO	% Increase for 2014	Base Salary for 2014
Robert E. Gruwell (1)	3.0%	$319,332
Jonathan R. West	6.7%	400,010
William D. Miller	2.8%	304,044
K. Lowell Short, Jr.	5.0%	277,134

(1)	Mr. Gruwell's base salary was increased to $400,010 effective July 28, 2014 upon his promotion to Executive Vice President ("EVP") - Finance (prorated for 2014).

On October 17, 2014, the HR Committee recommended and the board of directors approved for the 2015 salary budget affecting all employees (i) merit and market-based increases averaging 3.0% of annual base salaries and (ii) promotional and equity adjustments averaging an additional 1.5% of annual base salaries. These approved amounts were used in adjusting base salaries for 2015 and were incorporated into our 2015 operating budget as recommended by our Budget/IT Committee and approved by our board of directors on November 21, 2014, except that NEO base salary increases above 3% for 2015 were not included in the operating budget percentage increase calculation. Based on the factors described above and a consideration of McLagan's recommendations, the Executive/Governance Committee recommended and the board of directors approved a market adjustment and merit increase for Ms. Konich's annual base salary of $40,014 (or 6.25%), resulting in a 2015 base salary of $680,030. In addition, after discussion with the HR Committee, Ms. Konich, as President - CEO, provided or approved the following adjustments to the NEOs' base salaries for 2015:

NEO (1)	Merit Increase % for 2015	Base Salary for 2015
Robert E. Gruwell (2)	3.0%	$412,022
William D. Miller	3.0%	313,170
K. Lowell Short, Jr.	5.0%	290,992

(1)	Mr. West's employment with the Bank terminated effective December 31, 2014.

(2)	On February 17, 2015, Mr. Gruwell gave notice of his retirement from the Bank, to be effective April 3, 2015.

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plans have a measurement framework that rewards profits, member product usage and risk management, consistent with our mission.

As discussed in more detail below, our incentive plans are performance-based and represent a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders. We have used a similar structure for annual incentive goals for our senior officers since 1989.

Incentive Opportunities - 2011 and Prior Plan Years. For 2011 and prior plan years, the pay-outs of the Short-Term Incentive ("STI") Plan (annually) and Long-Term Incentive ("LTI") Plan (after three years) were generally calculated for each specific goal as follows:

Performance result for each specific goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each specific goal	x	% of base salary incentive opportunity based on job position	=	% achieved for each specific goal

Sum of % achieved for each specific goal	x	Participant's annual base salary	=	Incentive award

Long-Term Incentive Opportunities - 2011 and Prior Plan Years. To remain market-competitive at the median level of the benchmarks, promote stability in earnings and facilitate our long-term safe and sound operation, the board of directors established an LTI Plan, commencing January 1, 2008. The purpose of the LTI Plan was to better enable our Bank to attract, retain and motivate certain key employees, including NEOs, and to focus their efforts on prudent, stable ongoing Bank profitability. Under the LTI Plan, a Level I Participant was the President - CEO, a Level II Participant was an EVP or Senior Vice President ("SVP"), and a Level III Participant was any other employee (excluding those in the Internal Audit Department) who was not a Level I or Level II Participant. The LTI Plan was based on rolling three-year performance periods, with certain modifications made for 2012 and 2013 as described below. No payments under the LTI Plan were included in a participant's compensation for purposes of calculating a benefit under the DB Plan or the 2005 SERP (both as defined below). In general, an award based on performance under the LTI Plan for 2011 and prior plan years was earned, and therefore vested, if the applicable performance goals for the three-year performance period were satisfied and the participant was employed on the last day of the performance period. An LTI Plan award based on performance for 2011 and prior plan years was forfeited if a participant terminated service prior to vesting of the award, unless the termination was due to death, disability, scheduled retirement, resignation for good reason (such as reorganization of our Bank and a material change in the participant's job status, position, or title not representing a promotion), or merger or liquidation. A participant whose employment terminated during a performance period for one of these reasons was eligible for a prorated payout based on the amount of time employed during the period, provided the performance goals for the period were satisfied. LTI Plan payments earned for the 2011-2013 performance period were paid on March 7, 2014 as set forth below.

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

LTI Plan - 2011-2013 (paid in 2014). Our Bank's 2011 performance goals for the 2011-2013 performance period of the LTI Plan were the same as those for the STI Plan for 2011, and included 6 mission goals, with 14 components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to profitability as defined below, advances, Mortgage Purchase Program ("MPP") volume, the total amount of Community Investment Program ("CIP") advances originated, IT, and CRM reporting. The goals were weighted based upon the consideration of the impact on our overall mission, and differed between the CRM department and all other Bank employees so that the CRM department's incentive weighting focused more on risk management as opposed to Bank transactions and performance. The plan established threshold, target, and maximum performance levels for each goal. These incentive goals were derived from, and each was specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. However, so that the three-year LTI Plan provided for more stretch performance than the one-year STI Plan, a percentage achievement of less than 60% averaged over the three-year LTI Plan performance period would have resulted in no payout. The board of directors approved the LTI Plan for 2011-2013 following the review and recommendations of the HR Committee and the Budget/IT Committee.

The performance goals for calendar years 2012 and 2013 for purposes of the 2011-2013 performance period of the LTI Plan were established pursuant to a new incentive plan adopted by the board of directors in late 2011 ("Incentive Plan"). (For additional information regarding the Incentive Plan, please see Incentive Opportunities - 2012 and Subsequent Years below.) For purposes of calculating the final awards for the LTI Plan for 2011-2013 (paid in 2014) with respect to the 2012 and 2013 performance periods, the following table sets forth the performance goals and the threshold, target and maximum achievement levels for each of those two years. The actual percentage results achieved for 2012 and 2013 were used for purposes of determining the three-year average achievement percentage for the 2011-2013 performance period, which was then multiplied by the participant's 2011 base salary for the LTI Plan award calculation for 2011-2013.

2012 and 2013 Mission Goals	Weighted Value (3)	Weighted Value (CRM)	Threshold (60%)	Target (80%)	Maximum (100%)
Profitability:
Potential Dividend over our Cost of Funds (1)	50%	50%	100 bps (4)	266 bps	300 bps
Retained Earnings (2)	50%	50%	3.5%	3.75%	3.9%

(1)
Profitability, for purposes of this goal, is defined as the profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the Joint Capital Enhancement Agreement, as amended, dated August 5, 2011 ("JCE Agreement"), by and among the 12 FHLBanks and increased by the Bank's accruals for incentive compensation. Adjusted net income represents generally accepted accounting principles ("GAAP") net income adjusted: (i) for the net impact of certain current and prior period prepayments of advances and debt extinguishments, net of Affordable Housing Program ("AHP") assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of AHP assessment, and (iii) to exclude the effects from interest expense on mandatorily redeemable capital stock ("MRCS"). The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period. For purposes of the 2013 mission goals, on November 22, 2013, the board of directors revised the definition of profitability to better reflect the board's intent with respect to how profitability is calculated. This change, however, did not affect the weighted values or the threshold, target and maximum achievement levels for the profitability goal, nor did it affect how the calculation is performed. The foregoing definition of profitability reflects the November 2013 revision.

(2)
Total retained earnings divided by mortgage assets measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the mortgage-backed securities ("MBS") and acquired member asset ("AMA") portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(3)	For Level I Participants (as defined in the Incentive Plan) other than those in CRM and Internal Audit.

(4)	Basis points ("bps").

Under the terms of the LTI Plan, the board of directors in its discretion could have reduced or eliminated an LTI Plan award that was otherwise earned if the board of directors had found that a serious, material safety or soundness problem or a serious, material risk management deficiency existed at our Bank. The board of directors made no such finding with respect to the 2011-2013 performance period and thus did not reduce or eliminate awards otherwise earned under the LTI Plan for that period.

The percent of base salary that an eligible participant may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below for the 2011-2013 performance period:

LTI Plan - 2011-2013 Performance Period
% of Base Salary - By Achievement Level - Paid in 2014

				Payout
Eligible Participants (1)	Threshold (60%)	Target (80%)	Maximum (100%)	% of Base Salary	Amount (2)
Cindy L. Konich (3)	10%	20%	30%	30%	$111,008
Jonathan R. West	10%	20%	30%	28%	93,279
K. Lowell Short, Jr.	10%	20%	30%	28%	68,323

(1)	Mr. Gruwell and Mr. Miller were not participants in the 2011-2013 LTI Plan.

(2)	The LTI Plan award for the 2011-2013 performance period was paid on March 7, 2014.

(3)
Percentage of base salary and amount for Ms. Konich represent a blend of earnings at LTI Plan Level I rate (5.5 months) and LTI Plan Level II rate (30.5 months) resulting from her promotion to President - CEO in July 2013.

Gap Year Award. Under the Incentive Plan, a Gap Year Award is a special award made by the board of directors to Level I Participants (as defined in the Incentive Plan) solely for calendar year 2012 to address a gap in payment of incentive compensation during calendar year 2015 that arose as a result of the implementation of the Incentive Plan and the discontinuation of the original LTI Plan. The Gap Year Award became earned and vested over a three-year period that began on January 1, 2012, and was subject to the achievement of specified Bank performance goals over such period, the attainment by a potential recipient of at least a "Fully Meets Expectations" or "Satisfactory" individual performance rating for each year of such period, and (subject to certain limited exceptions) the potential recipient's employment on the last day of such period, December 31, 2014. Depending on the Bank's performance during the Gap Year Performance Period, the Final Award could have been worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

The performance goals for the Gap Year Award related to our profitability, retained earnings and prudential management standards for the three-year period (2012 through 2014), actual results and specific achievement levels for each mission goal consisted of the following:

Gap Year - 2012-2014 Mission Goals	Weighted Value (3)	Threshold (4)	Target (4)	Maximum (4)	Actual	Achievement %	Weighted Average Payout (5)
Profitability (1)	35%	25 bps	50 bps	150 bps	maximum	125%	43.8%
Retained Earnings (2)	35%	3.5%	3.9%	4.3%	maximum	125%	43.7%
Prudential Management Standards:	30%	Achieve 2 Standards	(a)	Achieve all 3 Standards	maximum	125%	37.5%
1. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2012 through 2014.
2. Without board pre-approval, do not purchase more than $2.5 billion of conventional AMA per plan year.
3. Award to Bank members the annual AHP funding requirement in each plan year.
							125.0%

(1)
Profitability, for purposes of this goal, is defined as the profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period prepayments of advances and debt extinguishments, net of AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period. For purposes of the 2013 and 2014 mission goals, on November 22, 2013, the board of directors revised the definition of profitability to better reflect the board's intent with respect to how profitability is calculated. This change, however, did not affect the weighted values or the threshold, target and maximum achievement levels for the profitability goal, nor did it affect how the calculation is performed. The foregoing definition of profitability reflects the November 2013 revision.

(2)
Total retained earnings divided by mortgage assets measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the MBS and AMA asset portfolios. The calculation was the simple average of 36 month-end calculations.

(3)	The weighted value for Level I Participants (as defined in the Incentive Plan) other than those in Internal Audit.

(4)
Gap Year Awards are subject to additional Performance Goals for the Gap Year Performance Period. Depending on the Bank’s performance during the Gap Year Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

(5)	The weighted average payout for Level I Participants (as defined in the Incentive Plan) other than those in Internal Audit.

(a)	There was no target level for this goal.

Each of the Level I Participants listed below received an average performance rating for the Gap Year Performance Period of at least "Fully Meets Expectations" or "Satisfactory" and each was employed by our Bank on the last day of the Gap Year Performance Period, thereby satisfying the two remaining conditions for payment of the Gap Year Awards.

The original Gap Year Award was calculated as a percentage of the NEO's actual STI Plan payment for 2011. Applying the applicable percentages of the achievement levels described above resulted in the following Gap Year Award payments:

Gap Year Plan - 2012-2014 Performance Period
% of Original Award - Paid in 2015

NEO (1)	STI Plan Payment for 2011	Percentage of Actual STI Plan Payment for 2011	Original Gap Year Award	Achievement %	Payout Amount (2)
Cindy L. Konich	$132,083	67%	$88,496	125%	$110,619
Jonathan R. West	119,240	67%	79,891	125%	99,864
K. Lowell Short, Jr.	87,339	67%	58,517	125%	73,146

(1)	Mr. Gruwell and Mr. Miller were not Level I Participants at the time of the original Gap Year Award.

(2)	The final Gap Year Awards were paid on March 6, 2015.

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

•
endeavor to ensure that (i) participants' overall compensation is balanced between salary and benefits, is not excessive in amount, and does not place too much pay at risk and (ii) the Annual Awards, Deferred Awards (both as described below) and Gap Year Awards (as described in the preceding section) are consistent with our policies and procedures regarding such compensation arrangements; and

•
monitor the success of the performance goals and the weightings established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and appropriately reflect risk.

The Incentive Plan effectively combines our STI Plan and LTI Plan into one incentive plan for all employees, except for Internal Audit. The migration to one plan occurs from 2012 through 2015 as described below.

Any employee hired before October 1 of a calendar year will become a "Participant" in the Incentive Plan for that calendar year, unless the employee is classified as a "temporary," an "intern," a "contract" or a "temporary agency" employee, or participates in our Internal Audit Incentive Plan. Under the Incentive Plan, a "Level I Participant" is the Bank's President - CEO, an EVP or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with our Bank containing non-solicitation and non-disclosure provisions. Under this agreement, the Participant agrees not to (i) disclose our Bank's confidential information or use such information for personal benefit or to compete against our Bank at any time, or (ii) solicit or hire any Bank employee during the Participant's employment at our Bank and for 12 months following the Participant's termination of service from our Bank.

In accordance with Incentive Plan guidelines, the board of directors establishes performance goals, which are the performance factors for each one-calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period") that are taken into consideration in determining the value of an Annual Award, Deferred Award or Gap Year Award. The board of directors defines "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served. The board of directors made no such adjustments during 2013 or 2014.

Under the Incentive Plan, the board of directors establishes a maximum award for eligible Participants before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation (generally defined as the Participant's annual earned base salary or wages for hours worked). For Level I Participants, awards may be Annual Awards, Deferred Awards or Gap Year Awards. (The Gap Year Awards are described in the preceding section and established a three-year performance period that ended December 31, 2014.)

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that 50% of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Fully Meets Expectations" or "Satisfactory" individual performance rating over the Performance Period, and (subject to certain limited exceptions) active employment on the last day of such period. The remaining 50% of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement of additional performance goals relating to our profitability (as defined above), retained earnings and prudential management objectives during the Deferral Performance Period. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Awards.

For the 2013, 2014 and 2015 Performance Periods, the incentive opportunity percentages of earned base salary for Level I Participants in the Incentive Plan are as follows:

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

Pursuant to the Incentive Plan, the board of directors established Annual Award Performance Period Goals for 2013, consisting of 4 mission goals, and 10 components within these goals, for all participants, including the NEOs, but excluding those in the Internal Audit Department, whose annual incentive compensation was not based upon our performance. These goals were tied to profitability, advances, MPP, IT and CRM performance (all as defined in the Incentive Plan). As reported in our Form 10-K for 2013, our performance for 2013 resulted in a weighted average payout of 80% (82% for CRM).

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2013 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2014

				Actual Payout
NEO (1)	Threshold	Target	Maximum	% of Earned Base Salary	Amount (2)
Cindy L. Konich (3)	25%	37.5%	50%	37%	$177,601
Robert E. Gruwell (4)	15%	25%	35%	28%	84,790
Jonathan R. West	15%	25%	35%	29%	106,234
K. Lowell Short, Jr.	15%	25%	35%	29%	76,934

(1)	Mr. Miller was not an Executive Officer in 2013.

(2)	These amounts were paid on March 7, 2014.

(3)
Ms. Konich was appointed as President - CEO effective July 22, 2013. Thereafter, pursuant to the Incentive Plan, she became eligible to receive a greater percentage of earned base salary for threshold, target and maximum achievement of the 2013 Annual Award goals. The listed threshold, target and maximum percentages for Ms. Konich are shown as of December 31, 2013, reflecting her position as President - CEO. The percentage of earned base salary and payout amount shown for Ms. Konich reflect the proration of the actual achievement percentages for 2013.

(4)
Percentage of earned base salary and amount for Mr. Gruwell represent a blend of earnings at Level I rate (5 months) and Level II rate (7 months), because he became a Level I Participant on July 29, 2013 as a result of his promotion to SVP - Chief Financial Officer ("CFO") effective on that date. Mr. Gruwell's threshold, target and maximum percentages as a Level II Participant for the first 7 months of 2013 were the same as for all other Level II Participants, who did not receive deferred awards.

Pursuant to the Incentive Plan, on November 22, 2013, the board of directors established Annual Award Performance Period Goals for 2014 for Level I Participants relating to specific mission goals for our profitability, member products, IT and risk management reporting. The weights, specific achievement levels and actual results for each 2014 mission goal are presented below ($ amounts in millions).

2014 Mission Goals	Weighted Value (12)	Weighted Value (CRM)	Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Payout	Weighted Average Payout (CRM)
Profitability (1)	25%	25%	250 bps	485 bps	600 bps	> target	96%	24%	24%
Member Products:
Member Advance Growth (2)	15%	15%	1%	2.5%	7%	> target	85%	13%	13%
Advance Special Activity (3)	10%	5%	4 points	7 points	9 points	maximum	100%	10%	5%
MPP Production (4)	10%	10%	$550	$780	$1,500	> target	95%	10%	10%
MPP Participation Rate (5)	10%	10%	60%	75%	90%	> target	94%	9%	9%
CIP Advances Originated (6)	5%	5%	$50	$75	$100	maximum	100%	5%	5%
Information Technology (7)
Enhanced MPP Capabilities (8)	5%	5%	MPP White Paper and budgeted resources obtained.	Plans for 2 planned production deliveries prepared.	Release to production 1 of 2 planned production deliveries.	maximum	100%	5%	5%
Governance and Implementation (9)	5%	5%	Update Project Lifecycle methodology and documentation.	Review IT projects quarterly and provide input to the President -CEO and CIO.	CBS module or component is operational.	maximum	100%	5%	5%
Risk Management and Reporting:
Retained Earnings (10)	10%	10%	4.8%	5.0%	5.2%	maximum	100%	10%	10%
Prudential Management Self-Assessment ("PMSA"),CRM Memo, and Operations Risk Management Reports (11)	5%	10%	2 PMSAs, 1 CRM Memo, and 1 ORM Report	2 PMSAs, 2 CRM Memos, and 2 ORM Reports	2 PMSAs with no new deficiencies, 4 CRM Memos, and 3 ORM Reports	target	75%	3%	7%
Total Achievement								94%	93%

(1)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period prepayments of advances and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law.

(2)
Member advances are calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward participants for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2014 will be excluded from the calculation.

(3)
For each advance special offering (i.e., each advance offering communicated to members on special terms), one (1) point is earned for an advance special offering if at least ten (10) members participate in the offering or an aggregate total of $50 million or more is originated pursuant to the offering.

(4)
MPP production, including Federal Housing Administration ("FHA") and conventional loans, will be the amount of all Mandatory Delivery Contracts traded in 2014. Assumes no capital requirement for MPP. Excludes Mortgage Partnership Finance®. It also assumes no material change in MPP authority under Finance Agency regulation, policy, directive, guidance, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

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

(7)
Status and reporting on these technology Goals and their attainment will be provided in writing by the Chief Information Officer ("CIO"), Chief Accounting Officer ("CAO"), and CFO, and will be confirmed by the President - CEO. The CIO, CAO, CFO, and the President - CEO will advise the HR Committee of unanticipated developments that could be anticipated to materially change the Bank’s ability to achieve these Goals. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the Chief Operating Officer ("COO") will be substituted.

(8)
Production delivery is defined as the implementation in production of software that is identified in the MPP Technology Strategy White Paper and either supports new business capabilities or extends existing business capabilities. This Goal excludes 2012 Lender Risk Account software initiative, which was in testing in November 2013.

(9)
Achievement of these goals will be documented in the Executive Management Committee minutes. This process is intended to give Management the needed discretion and business judgment to reasonably manage the Bank and its IT department. With respect to the Maximum achievement level, the Executive Management Committee will determine whether a module or component of the Core Banking Solution ("CBS") is ready for its intended use, which means all substantial testing has been completed, regardless of whether it will be placed in service in planned stages that may extend beyond a reporting period. At that time, in accordance with accounting principles generally accepted in the United States, amortization of that module or component of the CBS shall begin.

(10)
Total retained earnings divided by mortgage assets, measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The year-end calculation will be the simple average of 12 month-end calculations.

(11)
As per the board of directors meeting schedule, provide the board of directors with the CRM memo. Operations Risk Management ("ORM") reports to be provided according to CRM schedule. Prudential Management Self-Assessments are performed twice annually to assess compliance with the Finance Agency Prudential Management & Operations Standards. "New deficiencies" are Prudential Management & Operations Standards compliance gaps that relate to federal law and regulation as in effect on December 31, 2013, and that were not previously identified through the Bank’s self-assessment process, the operations of its Internal Audit department, or Finance Agency examinations. The Bank’s General Counsel, with the concurrence of the COO, will determine whether any "new deficiencies" have been found.

(12)	For Level I Participants other than those in CRM and Internal Audit.

The percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary payout achieved are presented below:

2014 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2015

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Cindy L. Konich	25%	37.5%	50%	47%	$301,059
Robert E. Gruwell	15%	25%	35%	33%	115,544
Jonathan R. West	15%	25%	35%	33%	130,573
William D. Miller (2)	15%	25%	35%	32%	97,867
K. Lowell Short, Jr.	15%	25%	35%	33%	90,518

(1)	These amounts were paid on March 6, 2015.

(2)	The weighted value of certain goals were different for Mr. Miller (CRM) resulting in a different percentage of earned base salary.

Pursuant to the Incentive Plan, on November 20, 2014, the board of directors established Annual Award Performance Goals for 2015 for Level I Participants relating to specific mission goals for profitability, member products, IT and risk management and reporting. The weights and specific achievement levels for each 2015 mission goal are presented below ($ amounts in millions).

2015 Mission Goals	Weighted Value (1)	Weighted Value (CRM)	Minimum Threshold	Target	Maximum
Profitability (2)	25%	25%	350 bps	590 bps	700 bps
Member Products:
Member Advance Growth (3)	15%	15%	1%	2.5%	8%
Advance Special Activity (4)	10%	5%	4 points	7 points	9 points
MPP Production (5)	10%	10%	$750	$1,770	$2,250
MPP Participation Rate (6)	10%	10%	70%	80%	90%
CIP Advances Originated (7)	5%	5%	$50	$75	$100
Information Technology (8) :
Enhanced Capabilities (9)	5%	5%	Deliver all Technology Strategy White Papers with proposed technology options.	Achieve Threshold and deliver a minimum of 6 detailed multi-release phased implementation plans, tied to Technology Strategy White Papers technology options or PPWG Roadmap.	Achieve Target and release to production at least two releases associated with the 6 multi-release implementation plans.
CBS Implementation (10)	5%	5%	Release to production a minimum of 6 CBS releases.	Achieve Threshold and Release to production a Major Release in CBS that supports CO and DN integration into existing CBS platform.	Achieve Target and release to production another CBS Major Release.
Risk Management and Reporting
Retained Earnings (11)	10%	10%	5.7%	5.9%	6.3%
Prudential Management, Risk Oversight Committee Reports, and Risk Appetite Statement Compliance (12)	5%	10%	2 Prudential Management Self-Assessments and a ROC Report for at least 6 board meetings.	Achieve Threshold and remain within Policy and Regulatory Limit for each Risk Type identified in the RAS Limit and Tolerance Report, as amended from time to time, for each ROC Report.	Achieve Target and remain within the Tolerance for each Risk Type identified in the RAS Limit and Tolerance Report, as amended from time to time, for each ROC Report.

(1)	For all Level I Participants, excluding those addressed in the CRM column, and excluding those in the Internal Audit department.

(2)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement, and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period prepayments of advances and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). Assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.

(3)
Member advances are calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2015 will be excluded from the calculation.

(4)
For each advance special offering (i.e., each advance offering communicated to members on special terms), one (1) point is earned for an advance special offering if at least ten (10) members participate in the offering or an aggregate total of $50 million or more is originated pursuant to the offering.

(5)
MPP production, including FHA and conventional loans, will be the amount of all Master Delivery Contracts traded in 2015. Assumes no capital requirement for MPP. Excludes AMA obtained from or through other FHLBanks. It also assumes no material change in AMA authority under the Finance Agency's regulation, policy, directive, guidance, or law. When calculating achievement between the minimum threshold and the performance maximum, no single member can account for more than 25% of conventional production.

(6)
MPP Participation Rate is the measurement of the proportion of approved MPP PFIs that trade mortgage loans each quarter, divided by the sum of (i) the approved MPP PFIs with open Master Commitment Contracts at the beginning of that quarter, and (ii) those additional MPP PFIs not included in (i) for a quarter that trade mortgage loans in such quarter. MPP PFIs are automatically dropped from the approved MPP PFI list if the PFI: (a) has not traded with the Bank within 12 months of the later of their approval date or their last trade date; (b) has ceased to be a member; (c) has discontinued participation in MPP in accordance with applicable MPP contracts; (d) ceases to have an open Master Commitment Contract at the end of the quarter; or (e) has defaulted under one or more agreements with the Bank. This rate is measured quarterly, with the 4 quarters’ results averaged.

(7)
"CIP Advances" are newly-originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Bank Act.

(8)
Status and reporting on these technology Goals and their attainment will be provided in writing by the CIO, CAO, and CFO, and will be confirmed by the President-CEO. The CIO, CAO, CFO, and the President-CEO will advise the Committee designated in Section 1.3 of the Plan of unanticipated developments that could be expected to materially change the Bank’s ability to achieve these Goals. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the EVP-Finance will be substituted.

(9)
"PPWG" means project prioritization working group. Production delivery is defined as the implementation in production of software that is identified in a Technology Strategy White Paper and either supports new business capabilities or extends existing business capabilities. This Goal excludes all technology initiatives that are in testing as of November 2014.

(10)
A release will be approved by the CBS PPWG. "CO" means consolidated obligation; "DN" means discount notes. A "Major Release" is a CBS software release that provides new functionality or major enhancement to existing functionality, and not fixes to existing functionality or minor enhancements to existing functionality. The CBS PPWG will determine whether a release is a "Major Release," subject to the review and concurrence of the CIO and President-CEO.

(11)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The year-end calculation will be the simple average of the 12 month-end calculations.

(12)
As per the board of directors meeting schedule, provide the board of directors' Risk Oversight Committee the CRM report for at least six scheduled in-person meetings. Prudential Management Self-Assessments are performed twice annually to assess compliance with the FHFA Prudential Management & Operations Standards. "ROC" means Risk Oversight Committee of the board of directors. "RAS" means the Bank's Risk Appetite Statement as adopted by the board of directors and updated from time to time. Achievement of these objectives will be documented through the "RAS Limit and Tolerance Reports" that are presented to the ROC.

The weights and specific goals for the 2015 Performance Period differ from those used for the 2014 Performance Period, primarily with respect to the minimum threshold, target and/or maximum performance levels for Profitability (as defined), advances growth, MPP Production and retained earnings. The minimum threshold and maximum performance levels for Profitability increased to 350 bps and 700 bps, respectively, for 2015, while the target performance level for Profitability was increased for 2015 compared to 2014 (from 485 bps to 590 bps) to more closely align those performance levels with our strategic financial forecast. The minimum threshold, target and maximum performance levels for MPP Production were also increased, to $750 million, $1,770 million and $2,250 million, respectively, from $550 million, $780 and $1,500 million, respectively, reflecting management's expectations of mortgage market conditions for 2015. The minimum threshold and target performance levels for the MPP Participation Rate were increased, to 70% and 80%, respectively, while the maximum achievement level remains at 90%. Retained earnings minimum, target and maximum performance levels increased from 4.8%, 5.0% and 5.2% for 2014 to 5.7%, 5.9% and 6.3%, respectively, for 2015. The IT mission goals were revised and updated for 2015 as they relate to enhanced IT capabilities and CBS implementation matters. Similarly, a revised Risk Management and Reporting goal was established for 2015 including internal reports pertaining to Prudential Management Self-Assessment, Risk Oversight Committee Reports and Risk Appetite Statement compliance. This goal supersedes 2014 goals relating to several CRM management activities.

In addition, under the Incentive Plan, the board of directors has established Deferred Award Performance Goals for Level I Participants for the three-year period covering calendar years 2016 through 2018, relating to our profitability (as defined below), retained earnings and prudential management standards for the period. The mission goals, weighted values and performance levels for the 2016-2018 Deferred Award Performance Period are the same as those previously established by the board of directors for the 2013-2015, 2014-2016 and 2015-2017 Deferred Award Performance Periods. The mission goals, weighted values and performance levels for the 2016-2018 Deferred Award Performance Period are as follows:

2016 - 2018 MISSION GOALS	WEIGHTED VALUE		THRESHOLD (4) (75%)	TARGET (4) (100%)	MAXIMUM (4) (125%)
	Bank (3)	CRM
PROFITABILITY (1)	35%	35%	25 bps	50 bps	150 bps
RETAINED EARNINGS (2)	35%	35%	3.5%	3.9%	4.3%
PRUDENTIAL MANAGEMENT STANDARDS:	30%	30%	Achieve 2 Standards	(a)	Achieve all 3 Standards
1. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2016 through 2018.
2. Without board pre-approval, do not purchase more than $2.5 billion of conventional AMA assets per plan year.
3. Award to Bank members the annual AHP Competitive funding requirement in each plan year.

(1)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be allocated to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period prepayments of advances and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

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

(a)	There is no target level for this goal.

The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. The Incentive Plan recognizes certain exceptions to this general rule if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award, Deferred Awards or Gap Year Award generally will be treated as earned and vested, and will be calculated using certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period. Payment may be accelerated if the Participant dies or becomes "Disabled," or if the termination is without "Cause" due to a "Reduction in Force".

The Incentive Plan further provides that, if a "Reorganization" of our Bank occurs, any portion of a Level I Participant's Annual Award or Deferred Award that has not otherwise become earned and vested as of the date of the Reorganization will be treated as 100% earned and vested effective as of such date, and will be calculated assuming that we would have achieved the performance goals at the Target achievement level for the Performance Period or the Deferral Performance Period.

The Incentive Plan also amended our LTI Plans for 2009-2011, 2010-2012, and 2011-2013 by revising the definition of "Retirement," as used in those prior plans, to conform to the Incentive Plan's definition of that term for purposes of determining under those LTI Plans if an employee had retired on or after January 1, 2012. Each of those prior plans, as amended, survived the adoption of the Incentive Plan. The final payments to NEOs under the LTI Plan, covering the 2011-2013 performance period, were made on March 7, 2014 and are disclosed above.

The Incentive Plan provides that awards may be reduced or forfeited in certain circumstances. If, during a Deferral Performance Period, we realize actual losses or other measures or aspects of performance related to the Performance Period or Deferral Performance Period that would have caused a reduction in the final award for the Performance Period or Deferral Performance Period, the remaining amount of the final award to be paid at the end of the Deferral Performance Period will be reduced to reflect this additional information. In addition, if a Participant violates the non-solicitation agreement with our Bank, the Participant's entire unpaid vested and unvested awards will be forfeited effective as of the date the board of directors determines such violation occurred. Further, all or a portion of an award may be forfeited at the direction of the board of directors if we have failed to remediate to the satisfaction of the board of directors an unsafe or unsound practice or condition (as identified by the Finance Agency) that is material to our financial operation and within the Level I Participant's area(s) of responsibility. Under such circumstances, the board of directors may also direct the cessation of payments for a vested award. Moreover, the board of directors may reduce or eliminate an award that is otherwise earned but not yet paid if the board of directors finds that a serious, material safety-soundness problem or a serious, material risk management deficiency exists at our Bank, or if (i) operational errors or omissions have resulted or will result in material revisions to (a) the financial results, (b) information submitted to the Finance Agency, or (c) data used to determine incentive payouts; (ii) a submission of material information to the SEC, Office of Finance and/or Finance Agency is significantly past-due; or (iii) our Bank has failed to make sufficient progress, as determined by the board of directors, in the timely remediation of significant examination, monitoring or other supervisory findings.

In accordance with Finance Agency directives, we have submitted the Incentive Plan (including the above-described performance goals approved by the board of directors on November 20, 2014) to the Director of the Finance Agency for review. On January 30, 2015, in response to comments received from the Finance Agency, our board of directors made certain immaterial amendments to the Incentive Plan's Risk Management and Reporting achievement levels for the 2015 Annual Award Performance Goals. Those amendments are incorporated into the table and footnotes set forth above for the 2015 Annual Awards. We have submitted these amendments to the Finance Agency for its review and non-objection.

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2014, we provided qualified and non-qualified defined benefit plans and a qualified defined contribution plan to certain of our NEOs. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans. Our retirement program is comprised of two qualified retirement plans: the Pentegra Defined Benefit Pension Plan for Financial Institutions ("DB Plan") (for eligible employees hired before February 1, 2010) and the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions ("DC Plan") (for all eligible employees).

In response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 we established the Supplemental Executive Retirement Plan ("SERP"). In order to grandfather the SERP under the laws in effect prior to the effective date of the Internal Revenue Code ("IRC") Section 409A regulations, the SERP was frozen, effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 (as amended and restated effective January 1, 2008) to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs." In addition to the NEOs (excluding Mr. Miller), certain other officers are eligible to participate in the 2005 SERP.

These retirement plans have all been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service ("IRS") and to modify certain benefit features. As described in more detail in the next section, the DB Plan was frozen as of February 1, 2010, with the result that only employees hired before that date (including all NEOs except Mr. Miller) are eligible to participate in the DB plan.

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation. The DC Plan provides benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the deferral and compensation.

DB Plan and SERPs. All employees who met the eligibility requirements and were hired before February 1, 2010, including all NEOs except Mr. Miller, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit under the IRC, which was $260,000 in 2014. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit under the IRC, which in 2014 was $210,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRC. In this respect, the SERPs are an extension of our retirement commitment to the NEO participants (and certain other employees) as highly-compensated employees because they preserve and restore the full pension benefits that are not payable from the DB Plan, due to IRC limitations regarding compensation, years of service or benefits payable. In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRC limitations, the participant's lost benefits are payable under the terms of the SERPs.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including three of our NEOs, Ms. Konich, Mr. Gruwell and Mr. West) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including one of our NEOs, Mr. Short) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as of December 31, 2014, all NEOs excluding Mr. Miller are enrolled in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the SERP. The following sections describe the differences in the benefits included in these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008:

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35	40
$300,000	$112,500	$150,000	$187,500	$225,000	$262,500	$300,000
400,000	150,000	200,000	250,000	300,000	350,000	400,000
500,000	187,500	250,000	312,500	375,000	437,500	500,000
600,000	225,000	300,000	375,000	450,000	525,000	600,000
700,000	262,500	350,000	437,500	525,000	612,500	700,000
800,000	300,000	400,000	500,000	600,000	700,000	800,000
900,000	337,500	450,000	562,500	675,000	787,500	900,000
1,000,000	375,000	500,000	625,000	750,000	875,000	1,000,000

•
Formula: The combined Grandfathered DB Plan and SERPs benefit equals 2.5% times years of benefit service times the high 3-year average compensation. Benefit service begins 1 year after employment, and benefits are vested after 5 years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. However, if the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year, which is not reflected in the table.

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

Sample High 5-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20	25	30	35
$300,000	$67,500	$90,000	$112,500	$135,000	$157,500
400,000	90,000	120,000	150,000	180,000	210,000
500,000	112,500	150,000	187,500	225,000	262,500
600,000	135,000	180,000	225,000	270,000	315,000
700,000	157,500	210,000	262,500	315,000	367,500

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

During 2010 our board of directors discontinued participation in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 (including any future NEO) will be enrolled in that plan, while participants in the Amended DB Plan as of January 31, 2010 (including one NEO) will continue to be eligible for the Amended DB Plan and accrue benefits thereunder until termination of employment.

DC Plan. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under IRC Section 401(k). The DC Plan provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base pay that the participant contributes.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2014 an employee could contribute up to $17,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $5,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $52,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $260,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

In addition, we provide as a taxable benefit to the NEOs and certain other officers companion travel to board of directors meetings and preapproved industry activities (limited to two events per year unless otherwise approved by the President - CEO or an EVP).

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays each NEO, upon a qualifying termination as described below (or in the Bank's discretion on a case-by-case basis), up to a maximum 52 weeks of base pay computed at the rate of 4 weeks of severance pay for each year of service with a minimum of 8 weeks of base pay to be paid. In addition, the plan pays a lump sum amount equal to the NEO's cost to maintain health insurance coverage under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board of directors at any time.

This plan does not apply to NEOs who have a KESA (discussed below) with the Bank, if a qualifying event has triggered payment under the terms of the KESA. However, if an NEO's employment is terminated, but a qualifying event under a KESA has not occurred (e.g., if the NEO's employment is terminated as part of a reduction in force that is not associated with a change in control), the provisions of the Severance Pay Plan apply. As of the date of this Report, all of our NEOs have a KESA with our Bank.

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

In addition, the Bank has discretion under the Severance Pay Plan to provide additional pay or outplacement services to amicably resolve employment separations involving our NEOs and other employees.

The following table includes the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2014, absent a qualifying event that would result in payments under the respective KESA:

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$19,021	52	$680,030	$699,051
Robert E. Gruwell	7	7,769	31	245,629	253,398
Jonathan R. West (1)	12	19,021	52	400,010	419,031
William D. Miller	4	4,439	18	108,405	112,844
K. Lowell Short, Jr.	6	6,659	26	145,496	152,155

(1)
Mr. West's employment with the Bank terminated effective December 31, 2014. On January 23, 2015, pursuant to the Severance Pay Plan and a separation and release agreement, Mr. West received a severance payment totaling $424,897, consisting of 52 weeks of base salary ($400,010) plus the approximate equivalent of the cost of his group health, dental, and vision benefit continuation coverage for twelve months ($19,387). Mr. West also was provided with outplacement services valued at $5,500. The total severance paid to Mr. West does not agree to the amount shown in the table primarily due to an increase in the COBRA rate effective January 1, 2015 and the value of the outplacement services that were provided in the Bank's discretion.

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

Key Employee Severance Agreements. We have a KESA in place with each of our NEOs. These agreements are intended to promote retention of the NEOs in the event of discussions concerning a possible reorganization or change in control of the Bank, and to ensure that merger or reorganization opportunities are evaluated objectively. As described in the following paragraphs, these agreements provide for payment and, in some cases, continued and/or increased benefits if the NEO's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank. If we were not in compliance with all applicable regulatory capital or regulatory leverage requirements at the time payment under these agreements becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements. Moreover, if we were insolvent, have had a receiver or conservator appointed, or were in “troubled condition” at the time payment under these agreements becomes due, the Finance Agency could deem such a payment to be subject to its rules limiting golden parachute payments.

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

We do not believe payments to Ms. Konich or Mr. West under the agreements would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that the NEO is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the KESA in the table below.

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

In August 2013, we offered a KESA with a three-year term to Mr. Gruwell following his promotion to SVP - CFO and a review by the Finance Agency, conducted pursuant to the Bank Act and applicable Finance Agency directives. In January 2011, we offered a KESA to Mr. Short following a similar review by the Finance Agency. Mr. Short's agreement had a three-year term. On January 17, 2014, the board of directors approved the new KESA for Mr. Short, with a term that expires in August 2016, to replace his 2011 agreement. In March 2014, we offered a KESA to Mr. Miller following a review by the Finance Agency. On March 4, 2014, the Finance Agency informed us that it has no objection to these new agreements for Mr. Short and Mr. Miller.

Under the terms of the agreements with Mr. Gruwell, Mr. Short, and Mr. Miller, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his 3 preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, our Bank would pay the NEO a dollar amount equal to the cash equivalent of our contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under our medical and dental insurance policies in accordance with the requirements of the COBRA.

Mr. Gruwell's retirement, which is expected to occur as of April 3, 2015, would result in the termination of his KESA, and he would not be entitled to any payments or other benefits thereunder.

If a reorganization of our Bank had triggered payments under any of the KESAs on December 31, 2014, the value of the payments for the NEOs would have been approximately as follows:

Provision (1)	Cindy L. Konich	Robert E. Gruwell	Jonathan R. West (2)	William D. Miller	K. Lowell Short, Jr.
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	$404,140	N/A	$366,526	$403,136
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$2,129,589	N/A	$1,602,281	N/A	N/A
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan for the 3 prior calendar years	114,019	(a)	114,019	(a)	(a)
Additional amount under the SERPs equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,169,884	(b)	850,139	(b)	(b)
Gross-up payment to cover any excise tax that is not ordinary federal income tax, if applicable	1,658,204	(b)	1,197,186	(b)	(b)
Medical and dental insurance coverage for 36 months	39,728	N/A	39,728	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	9,139	N/A	9,139	9,139
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (3)	10,000	(b)	10,000	(b)	(b)
Total value of contract	$5,121,424	$413,279	$3,813,353	$375,665	$412,275

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.

(2)
Mr. West's employment with the Bank terminated effective December 31, 2014. Nevertheless, if the Bank were to enter into a definitive agreement of reorganization (as defined in the Bank's KESA with Mr. West) within 12 months following his last day of employment at the Bank, Mr. West may be entitled to payments according to the terms of his KESA. As indicated, the amount listed for Mr. West represents the approximate amount he would have received had payment under his KESA been triggered on December 31, 2014.

(3)	The amount of $10,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate.

(a)	The KESAs specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.

(b)	The KESAs do not include a provision for this severance coverage.

Summary Compensation Table for 2014

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Cindy L. Konich President - CEO (PEO)	2014	$638,477	$—	$411,678	$3,294,000	$26,954	$4,371,109
	2013	485,401	—	288,609	113,000	15,300	902,310
	2012	383,218	—	205,134	842,000	15,000	1,445,352
Robert E. Gruwell EVP - Finance(PFO) (4)	2014	353,107	—	115,544	409,000	15,600	893,251
	2013	302,855	30,000	84,790	157,000	15,300	589,945
Jonathan R. West EVP - COO - Business Operations (5)	2014	399,038	—	230,437	1,714,000	534,824	2,878,299
	2013	364,033	—	199,513	—	15,300	578,846
	2012	345,963	—	186,565	656,000	15,000	1,203,528
William D. Miller SVP - CRO (6)	2014	303,725	30,404	97,867	—	54,304	486,300
K. Lowell Short, Jr. SVP - CAO	2014	276,626	—	163,664	103,000	15,600	558,890
	2013	263,630	—	145,257	31,000	15,300	455,187
	2012	255,760	—	143,014	54,000	15,000	467,774

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

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

(4)
In July 2013, prior to the effective date of his promotion to SVP - CFO, Mr. Gruwell was paid a retention bonus of $30,000 (less applicable deductions) pursuant to a Retention Agreement dated April 19, 2013 and amended as of July 3, 2013. Mr. Gruwell was not an Executive Officer of the Bank during 2012.

(5)	The change in pension values under the DB Plan and SERPs for Mr. West decreased by $127,000 during 2013. In accordance with SEC guidance, the amount reported in the table is $0.

(6)
Mr. Miller was not an Executive Officer of the Bank during 2012 or 2013. In November 2014, Mr. Miller was paid a bonus of $30,404 related to his contributions to the successful implementation of a new core banking system.

Non-Equity Incentive Plan Compensation - 2014

		Annual Incentive		Deferred Incentive
						Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Cindy L. Konich	2014	$301,059	3/6/2015	$110,619	3/6/2015	$411,678
	2013	177,601	3/7/2014	111,008	3/7/2014	288,609
	2012	120,215	3/8/2013	84,919	3/8/2013	205,134
Robert E. Gruwell (1)	2014	115,544	3/6/2015	(a)	(a)	115,544
	2013	84,790	3/7/2014	(a)	(a)	84,790
Jonathan R. West	2014	130,573	3/6/2015	99,864	3/6/2015	230,437
	2013	106,234	3/7/2014	93,279	3/7/2014	199,513
	2012	108,529	3/8/2013	78,036	3/8/2013	186,565
William D. Miller (2)	2014	97,867	3/6/2015	(b)	(b)	97,867
K. Lowell Short, Jr.	2014	90,518	3/6/2015	73,146	3/6/2015	163,664
	2013	76,934	3/7/2014	68,323	3/7/2014	145,257
	2012	80,232	3/8/2013	62,782	3/8/2013	143,014

(1)	Mr. Gruwell was not an Executive Officer of the Bank during 2012.

(2)	Mr. Miller was not an Executive Officer of the Bank during 2012 or 2013.

(a)	Mr. Gruwell was not a participant in the Gap Year Plan for 2012-2014 or the LTI Plan for 2011-2013.

(b)	Mr. Miller was not a participant in the Gap Year Plan for 2012-2014.

All Other Compensation - 2014

					Perquisites and
		Bank Contribution	Gross-ups for Payment	Separation	Other Personal	Total All Other
Name	Year	to DC Plan	of Taxes	Arrangements	Benefits	Compensation
Cindy L. Konich (1)	2014	$15,600	$690	$—	$10,664	$26,954
	2013	15,300	—	—	—	15,300
	2012	15,000	—	—	—	15,000
Robert E. Gruwell (2)	2014	15,600	—	—	—	15,600
	2013	15,300	—	—	—	15,300
Jonathan R. West (3)	2014	15,600	—	424,897	94,327	534,824
	2013	15,300	—	—	—	15,300
	2012	15,000	—	—	—	15,000
William D. Miller (4)	2014	15,600	11,963	—	26,741	54,304
K. Lowell Short, Jr.	2014	15,600	—	—	—	15,600
	2013	15,300	—	—	—	15,300
	2012	15,000	—	—	—	15,000

(1)
Perquisites and Other Personal Benefits for 2014 for Ms. Konich includes payment of a long-term disability insurance premium, companion travel, and an award for years of service to the Bank, all which are individually valued at less than $10,000.

(2)	Mr. Gruwell was not an Executive Officer of the Bank during 2012.

(3)
Mr. West's employment with the Bank terminated effective December 31, 2014. On January 23, 2015, pursuant to the Severance Pay Plan and a separation and release agreement, Mr. West received a severance payment totaling $424,897, consisting of 52 weeks of base salary ($400,010) plus the approximate equivalent of the cost of his group health, dental, and vision benefit continuation coverage for twelve months ($19,387). Mr. West also was provided with outplacement services valued at $5,500. Perquisites and Other Personal Benefits for Mr. West for 2014 include a payment of $90,772 for accrued vacation earned as of December 31, 2014, which was paid on January 9, 2015, as well as payment of a long-term disability insurance premium, companion travel and reimbursement for a wellness benefit, all which are individually valued at less than $10,000.

(4)
Mr. Miller was not an Executive Officer of the Bank during 2012 and 2013. Perquisites and Other Personal Benefits for 2014 includes a payment of $25,000 (with a gross-up for payment of taxes) for moving to his primary residence; and, payment of a long-term disability insurance premium and companion travel both which are individually valued at less than $10,000.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Grants of Plan-Based Awards Table for 2014

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	$7,981	$239,429	$319,239
	Incentive Plan - Deferred	12/1/2011	225,794	301,059	376,323
Robert E. Gruwell (4)	Incentive Plan - Annual	12/1/2011	2,648	88,277	123,587
	Incentive Plan - Deferred	12/1/2011	86,658	115,544	144,430
Jonathan R. West (5)	Incentive Plan - Annual	12/1/2011	2,993	99,760	139,663
	Incentive Plan - Deferred	12/1/2011	97,930	130,573	163,217
William D. Miller	Incentive Plan - Annual	12/1/2011	2,278	75,931	106,304
	Incentive Plan - Deferred	12/1/2011	73,400	97,867	122,333
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	2,075	69,157	96,819
	Incentive Plan - Deferred	12/1/2011	67,888	90,518	113,147

(1)	The Grant Date shown is the original effective date of the Incentive Plan. The 2014 Awards were granted on November 22, 2013, effective January 1, 2014.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest of each of the 10 components of the 2014 Annual Award Performance Period Goals. If the minimum threshold for the smallest weighted of the 10 components was achieved, but the minimum threshold for all of the other components was not reached, the payout would be 1.25% of the eligible payout for Ms. Konich and 0.75% for Mr. Gruwell, Mr. West, Mr. Miller, and Mr. Short (1.25% x earned base pay for Ms. Konich, 0.75% x earned based base pay for Mr. Gruwell, Mr. West, Mr. Miller, and Mr. Short). There was no guaranteed payout under the 2014 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2014 table previously presented shows the amounts actually earned and paid under the 2014 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the minimum threshold over the three-year deferral period (2015-2017). The threshold is the amount expected to be paid when meeting the minimum threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2014 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

(4)
On February 17, 2015, Mr. Gruwell gave notice of his retirement from the Bank, to be effective April 3, 2015. Under the Incentive Plan, as a result of his retirement, Mr. Gruwell will remain eligible to receive his 2014 Deferred Award, subject to the Bank's achievement of certain performance goals over the three-year deferral period (2015-2017), as described above.

(5)	Although Mr. West's employment with the Bank terminated effective December 31, 2014, he is still eligible to receive the 2014 Deferred Award.

Pension Benefits Table for 2014

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Cindy L. Konich	DB Plan	30	$2,083,000	$—
	SERPs	30	5,784,000	—
Robert E. Gruwell	DB Plan	6	687,000	—
	2005 SERP	6	435,000	—
Jonathan R. West	DB Plan	28	2,004,000	—
	SERPs	28	3,149,000	—
K. Lowell Short, Jr.	DB Plan	4	176,000	—
	2005 SERP	4	64,000	—

(1)	Mr. Miller is not a participant in the DB Plan or the SERPs.

(2)	For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP-2014 white collar worker annuitant tables (with Scale MP-2014) projected five years, a discount rate of 3.95% for the DB Plan, and a discount rate of 3.90% for the SERPs for 2014.

Director Compensation

Finance Agency rules relating to FHLBank directors provide that each FHLBank may pay its directors reasonable compensation for the time required of them and their necessary expenses in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate. In addition, the compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLBank to a director is required to reflect the amount of time the director spends on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. An FHLBank is prohibited from paying a director who regularly fails to attend board or committee meetings, and may not pay fees to a director that do not reflect the director's performance of official FHLBank business conducted prior to the payment of such fees.

The Director of the Finance Agency annually reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments, provided, however, that such order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

On October 17, 2014, the Finance Agency issued guidance identifying its criteria for determining whether FHLBank director compensation is unreasonable. The guidance indicates that an FHLBank must provide justification in its annual director compensation and expense reports and supporting materials for expenses relating to board of director or board committee meetings held outside the FHLBank's district as well as for companion travel for members of the board of directors. In addition, the guidance identifies two factors that could cause the Finance Agency to declare director compensation to be unreasonable: first, barring exceptional circumstances, FHLBank director compensation should be between the 25th and 50th percentiles of the market range used by the board of directors to support compensation amounts; and second, an FHLBank's peer group, for purposes of establishing director compensation amounts, should not include Fannie Mae, Freddie Mac, the Office of Finance or any bank having more than $20 billion in assets. Our board has taken this guidance into account in establishing the 2015 director compensation and expense reimbursement policy described below.

2014 Compensation. During 2013, we retained McLagan to provide market research data regarding director compensation. On November 22, 2013, after consideration of McLagan's market research data, a director fee comparison among the FHLBanks and commercial banks, and our ability to recruit and retain highly-qualified directors, our board of directors adopted a revised director compensation and travel expense policy that was intended to take effect on January 1, 2014 ("2014 Policy"). Under the 2014 Policy, compensation was to be comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to a combined fee cap. The director fees to be paid under the 2014 Policy represented an increase over the fees paid for 2013. As in prior years, the fees to be paid under the 2014 Policy were to have compensated directors for:

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

Additional compensation was to be paid under the 2014 Policy for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees were to be subject to forfeiture and penalties in certain circumstances for excessive absences, as described in the 2014 Policy. In addition, the 2014 Policy authorized a reduction of a director's quarterly retainer fee if a majority of disinterested directors determined that such director's performance, ethical conduct or attendance is significantly deficient. Member marketing meetings and customer appreciation events were not to be counted in calculating the in-person meeting fees. Under the 2014 Policy, as in prior years, director fees were to be paid at the end of each quarter.

In accordance with Finance Agency regulations, the 2014 Policy, together with all supporting materials on which the board of directors relied to determine the level of compensation and expenses, was provided to the Finance Agency for review. Following preliminary discussions between the Chair of our HR Committee and the Finance Agency, on March 21, 2014, the board of directors voted to (i) postpone implementation of the fee provisions of the 2014 Policy in order to give the Finance Agency additional time to evaluate our Bank's director compensation and (ii) maintain in place the fee provisions set forth in the director compensation and expense reimbursement policy that was in effect for 2013 ("2013 Policy"). On October 17, 2014, the board of directors reaffirmed these decisions.

The following table therefore summarizes the compensation terms of our 2013 Policy, which were applied in both 2013 and 2014:

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$250	$4,116	$13,750	$10,000	$110,000	(a)
Vice Chair	250	3,154	10,625	—	85,000
Audit Committee Chair	250	2,770	9,375	10,000	85,000
Finance Committee Chair	250	2,770	9,375	10,000	85,000
HR Committee Chair	250	2,770	9,375	10,000	85,000
Budget/IT Committee Chair	250	2,770	9,375	10,000	85,000
Affordable Housing Committee Chair	250	2,770	9,375	10,000	85,000
Risk Oversight Committee Chair	250	2,770	9,375	10,000	85,000
All other directors	250	2,770	9,375	—	75,000

(1)	It has been the board of directors' practice not to assign any director to more than one Committee Chair.

(a)
For 2013 and 2014, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and, like the other Committee Chairs, was eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

Director Compensation Table for 2014

	Fees Earned or Paid-in Cash	Total
Name	(b)	(h)
Jonathan P. Bradford	$85,000	$85,000
Matthew P. Forrester	85,000	85,000
Timothy P. Gaylord	75,000	75,000
Karen F. Gregerson	75,000	75,000
Michael J. Hannigan, Jr.	85,000	85,000
Carl E. Liedholm	75,000	75,000
James L. Logue, III	75,000	75,000
Robert D. Long	85,000	85,000
James D. MacPhee	110,000	110,000
Dan L. Moore	85,000	85,000
Christine Coady Narayanan	85,000	85,000
Jeffrey A. Poxon	75,000	75,000
John L. Skibski	85,000	85,000
Elliot A. Spoon	75,000	75,000
Thomas R. Sullivan	75,000	75,000
Larry A. Swank	75,000	75,000
Maurice F. Winkler, III	75,000	75,000
Total	$1,380,000	$1,380,000

We provide various travel and accident insurance coverages for all of our directors, officers and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,470 for 2014.

As noted above, we also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Our policy is to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board of directors meetings) each year. Total travel and related expenses reimbursed to or paid for directors were $446,345, $438,853, and $388,565 for the years ended December 31, 2014, 2013, and 2012, respectively.

None of our directors received more than $10,000 of other compensation or benefits during 2014.

2015 Compensation. On October 17, 2014, after consideration of McLagan's market research data, the 2013 Policy, the 2014 Policy (the fee provisions of which were never implemented), a director fee comparison among the FHLBanks and our ability to recruit and retain highly-qualified directors, our board of directors adopted a director compensation and travel expense policy for 2015 ("2015 Policy"). Under the 2015 Policy, as in prior years, compensation is comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to the combined fee cap shown below. As in prior years, the fees are intended to compensate directors for:

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

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees are subject to forfeiture and penalties in certain circumstances for excessive absences, as described in the 2015 Policy. In addition, the 2015 Policy authorized a reduction of a director's quarterly retainer fee if a majority of disinterested directors determined that such director's performance, ethical conduct or attendance is significantly deficient. Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fees. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the 2015 Policy, as in prior years, director fees are to be paid at the end of each quarter.

In accordance with Finance Agency regulations, the 2015 Policy, together with all supporting materials on which the board of directors relied to determine the level of compensation and expenses, was provided to the Finance Agency for review. On December 2, 2014, the Finance Agency notified us that it has no objection to the 2015 Policy and has determined that the 2015 Policy and the resulting compensation are reasonable and comport to all requirements of the Finance Agency regulation on director compensation.

The following table summarizes the payment terms of our 2015 director compensation policy as approved by the board of directors:

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$250	$4,308	$14,375	$10,000	$105,000	(a)
Vice Chair	250	3,443	11,563	—	92,500
Audit Committee Chair	250	2,866	9,688	15,000	92,500
Finance Committee Chair	250	2,866	9,688	10,000	87,500
HR Committee Chair	250	2,866	9,688	10,000	87,500
Budget/IT Committee Chair	250	2,866	9,688	10,000	87,500
Affordable Housing Committee Chair	250	2,866	9,688	10,000	87,500
Risk Oversight Committee Chair	250	2,866	9,688	10,000	87,500
All other directors	250	2,866	9,688	—	77,500

(1)	As noted above, it has been the board of directors' practice to assign a director to only one Committee Chair.

(a)
For 2015, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and, like the other Committee Chairs, is eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our regulatory capital stock as of February 28, 2015, by each shareholder that beneficially owned more than 5% of the outstanding shares of regulatory capital stock. Each shareholder named has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares of Regulatory Capital Stock
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	1,554,433	9.9%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,080,549	6.9%
Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,051,753	6.7%
Total	3,686,735	23.5%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2015:

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares of Regulatory Capital Stock
River Valley Financial Bank	Matthew P. Forrester	37,955	0.24%
Mason State Bank	Timothy P. Gaylord	16,010	0.10%
STAR Financial Bank	Karen F. Gregerson	40,335	0.26%
First State Bank	James D. MacPhee	3,259	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,022	0.01%
Home Bank SB	Dan L. Moore	24,706	0.16%
Purdue Federal Credit Union	Jeffrey A. Poxon	30,417	0.19%
Monroe Bank & Trust	John L. Skibski	75,368	0.48%
Mercantile Bank of Michigan	Thomas R. Sullivan	136,989	0.87%
Peoples Federal Savings Bank of Dekalb County	Maurice F. Winkler III	35,065	0.22%
Total		402,126	2.55%

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

Related Parties

We are a cooperative institution and owning shares of our Class B stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors are elected by our members, and we conduct our advances, AMA and AHP business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to members with officers or directors who may serve as our directors on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable credit extensions to persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

Also, in the normal course of business, some of our member directors and independent directors are officers of entities that may directly or indirectly participate in our AHP. In instances where an AHP transaction involves (i) a member (or its affiliate) that owns more than 5% of the Bank's capital stock, (ii) a member with an officer or director who is a director of our Bank, or (iii) an entity with an officer, director or general partner who serves as a director of our Bank (and that has a direct or indirect interest in the AHP transaction), the AHP transaction is subject to the same eligibility and other program criteria and requirements as other AHP subsidies provided to all other entities and the same Finance Agency regulations governing AHP operations.

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

Director Independence and Audit Committee

General. As of the date of this Form 10-K, we have 16 directors: 9 were elected or re-elected as member directors by our member institutions; and 7 were elected or re-elected as "independent directors" by our member institutions pursuant to the Bank Act. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the 9 member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

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

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our seven directors (Ms. Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of our Bank (and thus the member is an equity holder in our Bank), that each such institution routinely engages in transactions with us (which may include advances, MPP and AHP transactions), and that such transactions occur frequently and are encouraged in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that, under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with our Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with our Bank by any director's institution at a specific time.

Our board of directors has a standing Audit Committee comprised of seven directors, five of whom are member directors and two of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. However, our board of directors determined that the independent director who serves as Chair of the Audit Committee and is the Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm, is "independent" under the NYSE independence standards for Audit Committee members.

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

Audit Committee. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on July 17, 2014. The Audit Committee charter is available in full on our website at https://www.fhlbi.com/common/Documents/AuditCharter.pdf. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public.

The Audit Committee annually reviews its charter and practices, and has determined that its charter and practices are consistent with the applicable Finance Agency regulations and the provisions of the Sarbanes-Oxley Act of 2002. During 2014, among other matters, the Audit Committee also:

•	reviewed the scope of and overall plans for the external and internal audit programs;

•
reviewed our policies with respect to risk assessment and risk management (although the Risk Oversight Committee of the board of directors has primary responsibility for the review of our risk assessment and risk management matters);

•	reviewed and recommended board approval of our policy with regard to the hiring of former employees of the independent registered public accounting firm;

•	reviewed and approved our policy for the pre-approval of audit and permitted non-audit services by the independent registered public accounting firm;

•	received reports pursuant to our policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters;

•
reviewed the adequacy of our internal controls, including for purposes of evaluating the fair presentation of our financial statements in connection with certifications made by our principal executive officer, principal financial officer and principal accounting officer; and

•	reviewed significant legal developments and our processes for monitoring compliance with laws and Bank policies.

We encourage employees and third-party individuals and organizations to report concerns about our accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any concerns we receive.
The Audit Committee is directly responsible for the appointment and oversight of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC"), and annually reviews PwC's qualifications, independence and performance in connection with the Committee's determination of whether to retain PwC or engage another firm as our independent auditor. In the course of these reviews, the Committee considers, among other factors:

•	PwC's historical and recent performance on our audit, including the results of an internal survey of PwC's service and quality;

•	an analysis of PwC's known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board reports on PwC and its peer firms;

•	the appropriateness of PwC's fees, on both an absolute basis and as compared to its peer firms;

•	PwC's tenure as our independent auditor and its familiarity with our operations and businesses, accounting policies and practices and internal control over financial reporting; and

•	PwC's and the assigned team's capability and expertise in auditing the breadth and complexity of our operations.

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, consents and other SEC matters. The Committee has reviewed and approved the amount of fees paid to PwC for audit, audit-related and other services. The Audit Committee has determined that PwC does not provide any non-audit services that would impair its independence. PwC has served as our independent registered public accounting firm since 1990. Based on its review, the Audit Committee recommended, and the board of directors appointed, PwC as our independent registered public accounting firm for 2015.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years, The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee.

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent registered public accounting firm is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of our Chief Internal Audit Officer, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2014.

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" (including significant accounting policies and judgments) with management, our internal auditors and PwC. The Audit Committee also oversaw Internal Audit's review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 16 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective examinations, the evaluations of our internal controls and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on the discussions with management, internal auditors and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, to include the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, for filing with the Securities and Exchange Commission.
The 2015 Audit Committee is composed of seven directors, two of whom are non-member directors as of March 13, 2015:

Robert D. Long, Audit Committee Chair, non-member director
Karen F. Gregerson, Audit Committee Vice Chair
Matthew P. Forrester
Timothy P. Gaylord
Christine Coady Narayanan, non-member director
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2014, and 2013, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands):

	2014	2013
Audit fees	$641	$619
Audit-related fees	200	135
Tax fees	—	—
All other fees	—	104
Total fees	$841	$858

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

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures for the Audit Committee (the "Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, our Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by our independent registered public accounting firm. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members subject to a pre-approval fee limit. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following financial statements of the Federal Home Loan Bank of Indianapolis set forth in Item 8. above are filed as a part of this report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2014, and 2013
Statements of Income for the Years Ended December 31, 2014, 2013, and 2012
Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012
Statements of Capital for the Years Ended December 31, 2012, 2013 and 2014
Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
Notes to Financial Statements

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
Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 13, 2015
Cindy L. Konich
(Principal Executive Officer)

/s/ ROBERT E. GRUWELL	Executive Vice President - Finance	March 13, 2015
Robert E. Gruwell
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 13, 2015
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Chair of the board of directors	March 13, 2015
James D. MacPhee

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Vice Chair of the board of directors	March 13, 2015
Michael J. Hannigan, Jr.

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Jonathan P. Bradford

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Matthew P. Forrester

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Timothy P. Gaylord

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Karen F. Gregerson

Signature	Title	Date

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Carl E. Liedholm

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
James L. Logue, III

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Robert D. Long

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Dan L. Moore

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Christine Coady Narayanan

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Jeffrey A. Poxon

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
John L. Skibski

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Thomas R. Sullivan

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Larry A. Swank

/s/ K. LOWELL SHORT, JR., attorney-in-fact for	Director	March 13, 2015
Maurice F. Winkler, III

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, filed on November 20, 2007

10.2*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2015, as adopted by the board of directors on October 17, 2014, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on October 24, 2014

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.6*+	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.7+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 29, 2015, effective as of January 1, 2015

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

18.1	Preferability letter from PricewaterhouseCoopers LLP dated March 13, 2015

24.1	Power of Attorney - Annual Report on Form 10-K for Fiscal 2014, dated January 30, 2015

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2014. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the 2013 criteria for Internal Control — Integrated Framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2014.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the financial statements, the Bank changed the manner in which it accounts for premiums and discounts on mortgage loans held for portfolio in 2014.

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

/s/ PricewaterhouseCoopers LLP
March 13, 2015
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts and shares in thousands, except par value)

	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks (Note 3)	$3,550,939	$3,318,564
Interest-bearing deposits	483	485
Available-for-sale securities (Notes 4 and 6)	3,556,165	3,632,835
Held-to-maturity securities (estimated fair values of $7,098,616 and $7,244,318, respectively) (Notes 5 and 6)	6,982,115	7,146,250
Advances (Note 7)	20,789,667	17,337,418
Mortgage loans held for portfolio, net of allowance for loan losses of $(2,500) and $(4,500), respectively (Notes 8 and 9)	6,820,262	6,167,627
Accrued interest receivable	82,866	79,072
Premises, software, and equipment, net (Note 10)	38,418	36,278
Derivative assets, net (Note 11)	25,487	7,214
Other assets	6,630	38,270
Total assets	$41,853,032	$37,764,013

Liabilities:
Deposits (Note 12):	$1,084,042	$1,066,632
Consolidated obligations (Note 13):
Discount notes	12,567,696	7,434,890
Bonds	25,503,138	26,583,925
Total consolidated obligations	38,070,834	34,018,815
Accrued interest payable	77,034	80,757
Affordable Housing Program payable (Note 14)	36,899	42,778
Derivative liabilities, net (Note 11)	103,253	109,744
Mandatorily redeemable capital stock (Note 15)	15,673	16,787
Other liabilities	90,027	67,074
Total liabilities	39,477,762	35,402,587

Commitments and contingencies (Note 20)

Capital (Note 15):
Capital stock putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,510 and 16,058, respectively	1,550,981	1,605,796
Class B-2 issued and outstanding shares: 0 and 41, respectively	—	4,135
Total capital stock putable	1,550,981	1,609,931
Retained earnings:
Unrestricted	672,159	647,624
Restricted	105,470	82,151
Total retained earnings	777,629	729,775
Total accumulated other comprehensive income (loss) (Note 16)	46,660	21,720
Total capital	2,375,270	2,361,426

Total liabilities and capital	$41,853,032	$37,764,013

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Interest Income:
Advances	$105,857	$122,899	$168,368
Prepayment fees on advances, net	1,689	22,634	6,206
Interest-bearing deposits	217	564	1,036
Securities purchased under agreements to resell	261	1,315	4,197
Federal funds sold	1,819	1,875	2,173
Available-for-sale securities	26,529	29,986	41,737
Held-to-maturity securities	127,282	139,929	161,441
Mortgage loans held for portfolio	231,132	231,677	255,335
Other interest income, net	497	1,543	1,425
Total interest income	495,283	552,422	641,918
Interest Expense:
Consolidated obligation discount notes	7,046	7,847	7,982
Consolidated obligation bonds	303,179	313,960	379,744
Deposits	81	93	91
Mandatorily redeemable capital stock	997	7,552	15,065
Other interest expense	—	1	—
Total interest expense	311,303	329,453	402,882

Net interest income	183,980	222,969	239,036
Provision for (reversal of) credit losses	(1,233)	(4,194)	8,200

Net interest income after provision for credit losses	185,213	227,163	230,836

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	(6)
Non-credit portion reclassified to (from) other comprehensive income, net	(270)	(1,924)	(3,744)
Net other-than-temporary impairment losses, credit portion	(270)	(1,924)	(3,750)
Net realized gains from sale of available-for-sale securities	—	17,135	—
Net gains (losses) on derivatives and hedging activities	(3,779)	16,639	(12,601)
Service fees	867	919	963
Standby letters of credit fees	536	1,056	989
Other, net (Note 20)	15,339	35,641	1,326
Total other income (loss)	12,693	69,466	(13,073)

Other Expenses:
Compensation and benefits	42,017	42,942	35,869
Other operating expenses	19,584	18,447	16,873
Federal Housing Finance Agency	2,780	2,731	3,519
Office of Finance	2,586	2,770	2,499
Other	1,277	1,322	943
Total other expenses	68,244	68,212	59,703

Income before assessments	129,662	228,417	158,060

Affordable Housing Program assessments	13,066	25,067	17,599

Net income	$116,596	$203,350	$140,461

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2014	2013	2012

Net income	$116,596	$203,350	$140,461

Other Comprehensive Income:
Net change in unrealized gains (losses) on available-for-sale securities	15,761	(12,018)	(2,745)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	270	1,924	3,748
Net change in fair value not in excess of cumulative non-credit losses	(163)	35,103	92,490
Unrealized gains (losses)	12,129	15,728	13,352
Reclassification of net realized gains from sale to other income (loss)	—	(17,135)	—
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	12,236	35,620	109,590

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	—	—	(4)
Accretion of non-credit portion	66	71	84
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	66	71	80

Pension benefits, net (Note 17)	(3,123)	8,105	(3,442)

Total other comprehensive income	24,940	31,778	103,483

Total comprehensive income	$141,536	$235,128	$243,944

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2012, 2013, and 2014
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2011	15,631	$1,563,056	$484,511	$13,162	$497,673	$(113,541)	$1,947,188

Adjustment for cumulative effect of accounting change - change in amortization method			(4,841)	226	(4,615)		(4,615)

Total comprehensive income			112,368	28,093	140,461	103,483	243,944

Proceeds from sale of capital stock	747	74,757					74,757
Repurchase/redemption of capital stock	—	—					—
Shares reclassified to mandatorily redeemable capital stock, net	(35)	(3,513)					(3,513)

Distributions on mandatorily redeemable capital stock			(27)	—	(27)		(27)
Cash dividends on capital stock (3.13% annualized)			(49,371)	—	(49,371)		(49,371)

Balance, December 31, 2012	16,343	$1,634,300	$542,640	$41,481	$584,121	$(10,058)	$2,208,363

Total comprehensive income			162,680	40,670	203,350	31,778	235,128

Proceeds from sale of capital stock	1,665	166,561					166,561
Repurchase/redemption of capital stock	(955)	(95,489)					(95,489)
Shares reclassified to mandatorily redeemable capital stock, net	(954)	(95,441)					(95,441)

Distributions on mandatorily redeemable capital stock			(137)	—	(137)		(137)
Cash dividends on capital stock (3.50% annualized)			(57,559)	—	(57,559)		(57,559)

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			93,277	23,319	116,596	24,940	141,536

Proceeds from sale of capital stock	1,746	174,555					174,555
Repurchase/redemption of capital stock	(2,335)	(233,458)					(233,458)
Shares reclassified to mandatorily redeemable capital stock, net	—	(47)					(47)

Distributions on mandatorily redeemable capital stock			—	—	—		—
Cash dividends on capital stock (4.18% annualized)			(68,742)	—	(68,742)		(68,742)

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$116,596	$203,350	$140,461
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	28,526	173,783	89,112
Prepayment fees on advances, net of related swap termination fees	(23,540)	(964)	(36,237)
Changes in net derivative and hedging activities	68,927	44,376	85,033
Net other-than-temporary impairment losses, credit portion	270	1,924	3,750
Provision for (reversal of) credit losses	(1,233)	(4,194)	8,200
Net realized gains from sale of available-for-sale securities	—	(17,135)	—
Gain on sale of foreclosed assets	(13)	—	—
Changes in:
Accrued interest receivable	(3,762)	8,544	(126)
Other assets	17,511	(9,309)	(841)
Accrued interest payable	(3,723)	(7,021)	(14,282)
Other liabilities	13,949	951	24,111
Total adjustments, net	96,912	190,955	158,720

Net cash provided by operating activities	213,508	394,305	299,181

Investing Activities:
Changes in:
Interest-bearing deposits	120,159	355,391	41,708
Securities purchased under agreements to resell	—	3,250,000	(3,250,000)
Federal funds sold	—	2,110,000	1,312,000
Purchases of premises, software, and equipment	(5,621)	(11,508)	(14,347)
Available-for-sale securities:
Proceeds from maturities	83,349	92,120	385,900
Proceeds from sales	—	129,471	—
Purchases	—	—	(1,310,060)
Held-to-maturity securities:
Proceeds from maturities	1,028,628	1,112,776	3,064,740
Purchases	(871,671)	(796,435)	(1,789,658)
Advances:
Principal collected	68,608,959	43,973,371	45,453,563
Disbursed to members	(72,107,377)	(43,722,935)	(45,067,467)
Mortgage loans held for portfolio:
Principal collected	914,600	1,331,653	1,498,225
Purchases	(1,568,641)	(1,530,309)	(1,553,389)
Loans to other Federal Home Loan Banks:
Principal collected	—	—	100,000
Disbursed	—	—	(100,000)

Net cash provided by (used in) investing activities	(3,797,615)	6,293,595	(1,228,785)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2014	2013	2012
Financing Activities:
Changes in deposits	14,139	(715,668)	1,157,685
Net payments on derivative contracts with financing elements	(60,697)	(68,750)	(83,211)
Net proceeds from issuance of consolidated obligations:
Discount notes	49,396,384	60,949,008	146,060,329
Bonds	18,699,951	20,007,481	23,148,109
Payments for matured and retired consolidated obligations:
Discount notes	(44,263,839)	(62,438,210)	(143,673,445)
Bonds	(19,840,650)	(20,692,675)	(26,105,750)
Other Federal Home Loan Banks:
Proceeds from borrowings	22,000	427,000	—
Payments for maturities	(22,000)	(427,000)	—
Proceeds from sale of capital stock	174,555	166,561	74,757
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,161)	(529,507)	(6,709)
Payments for redemption/repurchase of capital stock	(233,458)	(95,489)	—
Cash dividends paid on capital stock	(68,742)	(57,559)	(49,371)

Net cash provided by (used in) financing activities	3,816,482	(3,474,808)	522,394

Net increase (decrease) in cash and due from banks	232,375	3,213,092	(407,210)

Cash and due from banks, at beginning of year	3,318,564	105,472	512,682

Cash and due from banks, at end of year	$3,550,939	$3,318,564	$105,472

Supplemental Disclosures:
Interest paid	$304,783	$352,291	$410,303
Affordable Housing Program payments	18,945	16,651	16,082
Capitalized interest on certain held-to-maturity securities	3,279	7,793	17,506
Par value of shares reclassified to mandatorily redeemable capital stock, net	47	95,441	3,513
Net transfers of mortgage loans to real estate owned	117	—	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2014 and 2013, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2014, 2013, and 2012. All dollar amounts included in the Notes to Financial Statements are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page F-69. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 12 regional wholesale FHLBanks in the United States. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

The FHLBanks are GSEs that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank is a financial cooperative that provides a readily available, competitively-priced source of funds to its member institutions. Regulated financial depositories and insurance companies engaged in residential housing finance that are chartered in or have a principal place of business located in our district states of Indiana or Michigan are eligible for membership in our Bank. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, housing authorities are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase our capital stock based on the amount of their total mortgage assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities. Members and former members own all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All holders of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 15 - Capital. See Note 21 - Transactions with Related Parties for more information about transactions with related parties.

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

Consolidated obligations are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock sold to members provide additional funds. We primarily use these funds to:

•	disburse advances to members;

•	acquire mortgage loans from PFIs through our MPP;

•	maintain liquidity; and

•	invest in other opportunities to support the residential housing market.

We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our member institutions.

The Finance Agency was established as the independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae, effective July 30, 2008 with the passage of HERA. Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. Therefore, regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency's stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates may include the determination of other-than-temporary impairments of certain private-label RMBS, the fair value of derivatives, and the allowance for credit losses. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, have been determined based on the assumptions that market participants would use in pricing the asset or liability and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. See Note 19 - Estimated Fair Values for more information.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit and bank notes not meeting the definition of a security. Securities purchased under agreements to resell are considered short-term collateralized financings. These securities are held in safekeeping in our name by third-party custodians approved by us. If the fair value of the underlying securities decreases below the fair value required as collateral, then the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name, and/or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties.

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition. We did not have any investments classified as trading during the years ended December 31, 2014, 2013 or 2012.

Held-to-Maturity. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM, and include adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and AOCI (non-credit losses).

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities except for AFS securities that have been hedged and for which the hedging relationship qualifies as a fair-value hedge. For these securities, we record the portion of the change in fair value related to the risk being hedged in other income (loss) as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the securities in OCI. For AFS securities that are OTTI, changes in fair value, net of any credit loss, are recorded in OCI as the non-credit portion.

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

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss) as net realized gains from sale of AFS securities.

Investment Securities - Other-Than-Temporary Impairment. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position. A security is in an unrealized loss position (i.e., impaired) when its estimated fair value is less than its amortized cost. We consider an impaired debt security to be OTTI under any of the following conditions:

•	we intend to sell the debt security;

•	based on available evidence, we believe it is more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost; or

•	we do not expect to recover the entire amortized cost of the debt security.

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

If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, a credit loss is recorded, and the carrying value of the debt security is adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is capped at the amount of that security's unrealized loss. The new amortized cost basis of the OTTI security will not be adjusted for subsequent recoveries of fair value.

The total OTTI loss is presented in other income (loss) with an offset for the portion recognized in OCI. The remaining amount represents the credit loss.

Subsequent Accounting for OTTI. For subsequent accounting for OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional OTTI. For an AFS or HTM security that was previously impaired, the amount of OTTI prior to the determination of an additional OTTI is calculated as the difference between its amortized cost less the amount of its non-credit OTTI remaining in AOCI and its estimated fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount remaining in AOCI, is reclassified out of non-credit losses in AOCI and into other income (loss).

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

On a quarterly basis, we re-evaluate the estimated cash flows and accretable yield. If there is no additional OTTI and there is a significant increase in the security's expected cash flows, we adjust the accretable yield on a prospective basis. The amount of accretable yield for the loan is recalculated as the excess of the revised cash flows expected to be collected over the sum of the initial investment less cash collected less OTTI plus amount of yield accreted to date.

Variable Interest Entities. We have investments in VIEs that include, but are not limited to, senior interests in private-label RMBS and ABS. The carrying amounts of the investments are included in HTM and AFS securities. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to the carrying value of our investments in the VIEs.

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

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and, therefore, consolidation is not required for our investments in VIEs as of December 31, 2014 or 2013. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2014, 2013, or 2012. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

Advances. We carry advances at amortized cost net of unamortized premiums, discounts, prepayment and swap termination fees, unearned commitment fees, and fair-value hedging adjustments. We amortize/accrete premiums, discounts, hedging basis adjustments, deferred prepayment fees, and deferred swap termination fees, and recognize unearned commitment fees on advances, to interest income using a level-yield methodology. We record interest on advances to interest income as earned.

Advance Modifications. In cases in which we fund an advance concurrently with or within a short period of time (typically five business days) before or after the prepayment of an existing advance, we evaluate whether the advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. We account for an advance as a new advance if both of the following criteria are met: (i) the effective yield of the advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks that is not restructuring, and (ii) modifications of the original advance are determined to be more than minor, i.e., if the present value of cash flows under the terms of the advance is at least 10% different from the present value of the remaining cash flows under the terms of the original advance or through an evaluation of other qualitative factors that may include changes in the interest rate exposure to the member by moving from a fixed to an adjustable rate advance. In all other instances, the advance is accounted for as a modification.

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

Premiums and Discounts. We defer and amortize/accrete premiums and discounts, loan fees or costs, and hedging basis adjustments to interest income using the contractual interest method. See Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance for additional discussion.

MPP Credit Enhancements. For conventional mortgage loans under our original MPP, credit enhancement is provided through allocating a portion of the periodic interest payment on the loans into an LRA. In addition, the PFI selling conventional loans to us is required to purchase SMI, paid through periodic interest payments, as an enhancement to cover credit losses over and above those covered by the LRA, but the covered losses are limited to the terms of the policy. For conventional mortgage loans under our MPP Advantage, credit enhancement is provided through depositing a portion of the purchase price into the LRA. The LRA is segregated by pools of loans and is available to cover losses in the applicable pool after borrower's equity and PMI. Claims for losses are first charged against the pool's LRA until extinguished, then paid by the Bank. The LRA is reported in other liabilities.

MPF Credit Enhancement Fees. For conventional MPF mortgage loan participations, PFIs retain a portion of the credit risk on the loans they sell to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE fee for assuming credit risk, and, in some instances, all or a portion of the CE fee may be performance-based. CE fees are paid monthly based on the remaining UPB of the loans in a master commitment. CE fees are recorded as an offset to mortgage loan interest income. To the extent we experience losses in a master commitment, we may be able to recapture CE fees paid to that PFI to offset these losses.

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

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that they are needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is adequately assessed and measured at the portfolio segment level.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

Troubled Debt Restructuring. TDRs related to MPP loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. If it is determined that a borrower is having financial difficulty and a concession has been granted by the PFI with our approval, the loan modification is considered a TDR. No other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

Loans without SMI policies discharged in Chapter 7 bankruptcy without a reaffirmation of the debt are considered TDRs. Loans with SMI policies that have been discharged in Chapter 7 bankruptcy are also considered to be TDRs unless (i) we will not suffer more than an insignificant delay in receiving all principal and interest due or (ii) we are not relinquishing a legal right to pursue the borrower for deficiencies for those loans not affirmed.

Modifications of government loans are not considered or accounted for as TDRs because we anticipate no loss of principal or interest accrued at the original contract rate without significant delay due to the government-guarantee or insurance.

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

REO. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. Upon full receipt, the mortgage loan is removed from our statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition.

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

Loans that are on non-accrual status and considered collateral dependent are impaired if the estimated fair value of the underlying property (net of estimated selling costs) is insufficient to recover the estimated costs associated with maintaining and disposing of the property (which includes UPB and interest owed on the delinquent loan, if any). Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). Loans that are considered collateral dependent are removed from the collective evaluation review for further individual analysis. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. We record a charge-off on a conventional mortgage loan against the loan loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of a settlement of a claim against any of the credit enhancements. A charge-off is recorded to the extent the UPB and interest owed on the delinquent loan will not be recovered.

Derivatives. We record derivative instruments, related cash collateral (including initial and variation margin received or pledged/posted) and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met, as either derivative assets or derivative liabilities at their estimated fair values. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

Changes in the estimated fair value of our derivatives are recorded in earnings regardless of how changes in the estimated fair value of the assets or liabilities being hedged may be recorded.

Cash flows associated with derivatives are reported as cash flows from operating activities in the statement of cash flows unless the derivatives contain financing elements, in which case they are reflected as cash flows from financing activities. Derivative instruments that include off-market terms, or require an upfront cash payment, or both, often contain a financing element.

Derivative Designations. Each derivative is designated as one of the following:

(i)	a qualifying fair-value hedge of the change in fair value of a recognized asset or liability, an unrecognized firm commitment, or a forecasted transaction (a fair-value hedge); or

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

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Therefore, the derivative is considered to be effective at achieving offsetting changes in fair values of the hedged asset or liability. For all existing hedging relationships entered into prior to April 1, 2008, we continue to use the short-cut method of accounting provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. As a result, for fair-value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

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

When hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative at its fair value, cease to adjust the hedged asset or liability for changes in fair value and amortize the cumulative basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

Embedded Derivatives. We may issue consolidated obligations, disburse advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the consolidated obligation, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value, and no portion of the contract is designated as a hedging instrument if (i) the entire contract (the host contract and the embedded derivative) is required to be measured at fair value, with changes in fair value reported in earnings (such as an investment security classified as trading), or (ii) we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at December 31, 2014 and 2013.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time a change in the exposure is identified and additional collateral is requested, and the time the additional collateral is received or pledged. Likewise, there may be a delay before excess collateral is returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset, respectively. Based on the estimated fair value of the related collateral held, we expect the securities purchased under agreements to resell to be fully collateralized. Additional information regarding these transactions is provided in Note 11 - Derivatives and Hedging Activities.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over the estimated useful lives, which range from 1 to 40 years. We capitalize improvements and major renewals, but expense maintenance and repairs when incurred. We depreciate building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the building. In addition, we capitalize software development costs for internal use software with an estimated economic useful life of at least one year. If capitalized, we use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in other income (loss). Any loss on abandonment of premises, software, and equipment is included in other operating expenses.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost, adjusted for accretion of discounts, amortization of premiums, principal payments, and fair-value hedging adjustments.

Discounts and Premiums. We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO bonds to interest expense using the level-yield interest method over the term to contractual maturity of the corresponding CO bonds.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued that we assume. Concessions paid on a consolidated obligation are deferred and amortized, using the level-yield interest method, over the term to contractual maturity of the corresponding consolidated obligation. Unamortized concessions are included in other assets, and the amortization of those concessions is included in interest expense.

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

Gains on Litigation Settlements. Litigation settlement gains, net of related legal fees and litigation expenses, are recorded in other income. A litigation settlement gain is considered realized when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a settlement gain is considered realizable when we enter into a signed agreement not subject to appeal, the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being recognized, we consider potential litigation settlement gains to be gain contingencies and, therefore, they are not recorded in the statement of income. The related legal fees and litigation expenses are contingent-based fees and are only incurred and recorded upon a litigation settlement gain.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

Assessments.

Affordable Housing Program. The Bank Act requires each FHLBank to establish and fund an AHP, which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. Each period, we charge/(credit) the required funding for AHP to earnings and increase/(decrease) the associated liability. We typically make the AHP subsidy available to members as a grant. As an alternative, we can issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 14 - Affordable Housing Program for more information.

Cash Flows. We consider cash and due from banks on the statement of condition as cash and cash equivalents within the statement of cash flows because of their highly liquid nature. Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits on the statement of condition are not treated as cash and cash equivalents within the statement of cash flows, but instead are treated as short-term investments and are reported in the investing activities section of the statement of cash flows.

Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance

Change in Accounting Principle. Effective October 1, 2014, we changed our method of accounting for the amortization and accretion of premiums and discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans held for portfolio to the contractual interest method. Historically, we deferred and amortized premiums and accreted discounts into interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the loans. While both the retrospective interest and contractual interest methods are acceptable under GAAP, the contractual interest method has become preferable for recognizing net unamortized premiums on our mortgage loans held for portfolio because (i) it reduces our reliance on subjective assumptions and estimates that affected the reported amounts of assets, capital and income in the financial statements and (ii) it represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances.

The change to the contractual method for amortizing premiums and accreting discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. For the quarters ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, the effect of this change was an increase (decrease) to net income of $727, $267, $(1,636), and $906, respectively. The effect for the year ended December 31, 2014 was an increase to net income of $264.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables illustrate the effect of the change in amortization and accretion method on our previously reported financial statements as of and for the years ended December 31, 2014, 2013, and 2012.

	As of and for the Year Ended December 31, 2014
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,842,146	$6,820,262	$(21,884)
Total assets	41,874,916	41,853,032	(21,884)
Affordable Housing Program payable	36,870	36,899	29
Total liabilities	39,477,733	39,477,762	29
Unrestricted retained earnings	690,839	672,159	(18,680)
Restricted retained earnings	108,703	105,470	(3,233)
Total retained earnings	799,542	777,629	(21,913)
Total capital	2,397,183	2,375,270	(21,913)
Total liabilities and capital	$41,874,916	$41,853,032	$(21,884)

Statements of Income:
Interest income - mortgage loans held for portfolio	$230,839	$231,132	$293
Net interest income after provision for credit losses	184,920	185,213	293
Income before assessments	129,369	129,662	293
Affordable Housing Program assessments	13,037	13,066	29
Net income	$116,332	$116,596	$264

Statements of Comprehensive Income:
Net income	$116,332	$116,596	$264
Total comprehensive income	$141,272	$141,536	$264

Statements of Capital:
Total retained earnings, as of beginning of year	$751,952	$729,775	$(22,177)
Total comprehensive income	141,272	141,536	264
Total retained earnings, as of end of year	799,542	777,629	(21,913)
Total capital	$2,397,183	$2,375,270	$(21,913)

Statements of Cash Flows:
Operating activities:
Net income	$116,332	$116,596	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	28,819	28,526	(293)
Changes in:
Other liabilities	13,920	13,949	29
Total adjustments, net	97,176	96,912	(264)
Net cash provided by operating activities	$213,508	$213,508	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	As of and for the Year Ended December 31, 2013
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,189,804	$6,167,627	$(22,177)
Total assets	37,786,190	37,764,013	(22,177)
Unrestricted retained earnings	666,515	647,624	(18,891)
Restricted retained earnings	85,437	82,151	(3,286)
Total retained earnings	751,952	729,775	(22,177)
Total capital	2,383,603	2,361,426	(22,177)
Total liabilities and capital	$37,786,190	$37,764,013	$(22,177)

Statements of Income:
Interest income - mortgage loans held for portfolio	$246,375	$231,677	$(14,698)
Net interest income after provision for credit losses	241,861	227,163	(14,698)
Income before assessments	243,115	228,417	(14,698)
Net income	$218,048	$203,350	$(14,698)

Statements of Comprehensive Income:
Net income	$218,048	$203,350	$(14,698)
Total comprehensive income	$249,826	$235,128	$(14,698)

Statements of Capital:
Retained earnings, as of beginning of year	$591,600	$584,121	$(7,479)
Total comprehensive income	249,826	235,128	(14,698)
Retained earnings, as of end of year	751,952	729,775	(22,177)
Total capital	$2,383,603	$2,361,426	$(22,177)

Statements of Cash Flows:
Operating activities:
Net income	$218,048	$203,350	$(14,698)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	159,085	173,783	14,698
Total adjustments, net	176,257	190,955	14,698
Net cash provided by operating activities	$394,305	$394,305	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	As of and for the Year Ended December 31, 2012
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,001,405	$5,993,926	$(7,479)
Total assets	41,227,636	41,220,157	(7,479)
Unrestricted retained earnings	549,773	542,640	(7,133)
Restricted retained earnings	41,827	41,481	(346)
Total retained earnings	591,600	584,121	(7,479)
Total capital	2,215,842	2,208,363	(7,479)
Total liabilities and capital	$41,227,636	$41,220,157	$(7,479)

Statements of Income:
Interest income - mortgage loans held for portfolio	$258,199	$255,335	$(2,864)
Net interest income after provision for credit losses	233,700	230,836	(2,864)
Income before assessments	160,924	158,060	(2,864)
Net income	$143,325	$140,461	$(2,864)

Statements of Comprehensive Income:
Net income	$143,325	$140,461	$(2,864)
Total comprehensive income	$246,808	$243,944	$(2,864)

Statements of Capital:
Cumulative effect of change in accounting principle, January 1, 2012	$—	$(4,615)	$(4,615)
Retained earnings after cumulative effect of change in accounting principle, as of beginning of year	497,673	493,058	(4,615)
Total comprehensive income	246,808	243,944	(2,864)
Retained earnings, as of end of year	591,600	584,121	(7,479)
Total capital	$2,215,842	$2,208,363	$(7,479)

Statements of Cash Flows:
Operating activities:
Net income	$143,325	$140,461	$(2,864)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	86,248	89,112	2,864
Total adjustments, net	155,856	158,720	2,864
Net cash provided by operating activities	$299,181	$299,181	$—

Recently Adopted and Issued Accounting Guidance.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (i) the loan has a government guarantee that is not separable from the loan before foreclosure; (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. This guidance became effective for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. However, this guidance will not have any effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the interim and annual periods beginning January 1, 2015. The changes in accounting for transactions outstanding on the effective date will be presented as a cumulative-effect adjustment to retained earnings as of January 1, 2015. However, this guidance will not have a material effect on our financial condition, results of operations or cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance became effective for interim and annual periods on January 1, 2015, and was adopted prospectively. However, this guidance will not have a material effect on our financial condition, results of operations or cash flows.

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued an Advisory Bulletin that establishes a standard and uniform methodology for adversely classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. Such requirements differ from our current methodology and accounting policy, particularly in that, among other differences, the Advisory Bulletin states that, with certain exceptions, any loss exposure on a loan more than 180 days past due should be adversely classified and charged off. The charge-off amount is generally the excess of the loan balance over the fair value of the underlying property, less costs to sell, and adjusted for credit enhancements. The adverse classification requirements were implemented as of January 1, 2014 and the financial reporting and charge-off requirements were implemented on January 1, 2015. However, the adoption of these requirements will not have a material effect on our financial condition, results of operations or cash flows.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance intended to enhance consolidation analysis for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance primarily focuses on: (i) placing more emphasis on risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling interest in a VIE; and (iii) changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. This guidance is not expected to affect our financial condition, results of operations, or cash flows.

Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early adoption is permitted. This guidance is not expected to affect our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. This guidance becomes effective for the interim and annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, retrospectively to each prior reporting period presented; or (ii) a transition method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations or cash flows is not expected to be material.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $717 and $608 for the years ended December 31, 2014 and 2013, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with the Federal Reserve Banks of $25,645 and $16,204 at December 31, 2014 and 2013, respectively.

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities by type of security:

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2014	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,139,037	$—	$17,430	$(1,352)	$3,155,115
Private-label RMBS	362,878	(127)	38,299	—	401,050
Total AFS securities	$3,501,915	$(127)	$55,729	$(1,352)	$3,556,165

December 31, 2013
GSE and TVA debentures	$3,162,833	$—	$6,623	$(6,306)	$3,163,150
Private-label RMBS	443,749	(234)	26,170	—	469,685
Total AFS securities	$3,606,582	$(234)	$32,793	$(6,306)	$3,632,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$264,959	$(1,352)	$—	$—	$264,959	$(1,352)
Private-label RMBS	—	—	5,656	(127)	5,656	(127)
Total impaired AFS securities	$264,959	$(1,352)	$5,656	$(127)	$270,615	$(1,479)

December 31, 2013
GSE and TVA debentures	$880,095	$(6,306)	$—	$—	$880,095	$(6,306)
Private-label RMBS	—	—	7,135	(234)	7,135	(234)
Total impaired AFS securities	$880,095	$(6,306)	$7,135	$(234)	$887,230	$(6,540)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. RMBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$2,484,379	$2,497,034	$2,046,472	$2,052,348
Due after five years through ten years	654,658	658,081	1,083,608	1,078,558
Due after ten years	—	—	32,753	32,244
Total non-MBS	3,139,037	3,155,115	3,162,833	3,163,150
Total RMBS	362,878	401,050	443,749	469,685
Total AFS securities	$3,501,915	$3,556,165	$3,606,582	$3,632,835

Interest-Rate Payment Terms. The amortized cost of AFS securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2014	December 31, 2013
Non-MBS:
Fixed-rate	$3,139,037	$3,162,833
Variable-rate	—	—
Total non-MBS	3,139,037	3,162,833
RMBS:
Fixed-rate	5,783	7,370
Variable-rate	357,095	436,379
Total RMBS	362,878	443,749
Total AFS securities, at amortized cost	$3,501,915	$3,606,582

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. There were no sales of AFS securities during the years ended December 31, 2014 or 2012. However, during the year ended December 31, 2013, we sold six OTTI AFS securities, only one of which was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for that security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale. We compute gains and losses on sales of investment securities using the specific identification method.

	Years Ended December 31,
Sales of AFS Securities	2014	2013	2012
Proceeds from sale	$—	$129,471	$—

Previously recognized OTTI credit losses including accretion	$—	$38,806	$—

Gross realized gains	$—	$17,135	$—
Gross realized losses	—	—	—
Net realized gains from sale of available-for-sale securities	$—	$17,135	$—

As of December 31, 2014, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security:

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2014	Cost (1)	OTTI	Value	Gains	Losses	Value
GSE debentures	$269,000	$—	$269,000	$199	$—	$269,199
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,032,494	—	3,032,494	30,598	(5,959)	3,057,133
GSE MBS	3,567,958	—	3,567,958	93,583	(104)	3,661,437
Private-label RMBS	99,879	—	99,879	360	(1,049)	99,190
Manufactured housing loan ABS	11,243	—	11,243	—	(1,164)	10,079
Home equity loan ABS	1,716	(175)	1,541	114	(77)	1,578
Total MBS and ABS	6,713,290	(175)	6,713,115	124,655	(8,353)	6,829,417
Total HTM securities	$6,982,290	$(175)	$6,982,115	$124,854	$(8,353)	$7,098,616

December 31, 2013
GSE debentures	$268,998	$—	$268,998	$399	$—	$269,397
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,119,458	—	3,119,458	45,171	(7,406)	3,157,223
GSE MBS	3,592,695	—	3,592,695	70,572	(6,554)	3,656,713
Private-label RMBS	150,287	—	150,287	185	(2,663)	147,809
Manufactured housing loan ABS	12,933	—	12,933	—	(1,590)	11,343
Home equity loan ABS	2,120	(241)	1,879	67	(113)	1,833
Total MBS and ABS	6,877,493	(241)	6,877,252	115,995	(18,326)	6,974,921
Total HTM securities	$7,146,491	$(241)	$7,146,250	$116,394	$(18,326)	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at December 31, 2014 or 2013.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2014	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$528,242	$(1,254)	$702,768	$(4,705)	$1,231,010	$(5,959)
GSE MBS	31,554	(8)	26,013	(96)	57,567	(104)
Private-label RMBS	3,274	(3)	41,050	(1,046)	44,324	(1,049)
Manufactured housing loan ABS	—	—	10,080	(1,164)	10,080	(1,164)
Home equity loan ABS	—	—	1,579	(138)	1,579	(138)
Total MBS and ABS	563,070	(1,265)	781,490	(7,149)	1,344,560	(8,414)
Total impaired HTM securities	$563,070	$(1,265)	$781,490	$(7,149)	$1,344,560	$(8,414)

December 31, 2013
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,094,158	$(3,365)	$546,459	$(4,041)	$1,640,617	$(7,406)
GSE MBS	1,338,255	(6,542)	6,766	(12)	1,345,021	(6,554)
Private-label RMBS	61,059	(561)	58,363	(2,102)	119,422	(2,663)
Manufactured housing loan ABS	—	—	11,343	(1,590)	11,343	(1,590)
Home equity loan ABS	—	—	1,833	(287)	1,833	(287)
Total MBS and ABS	2,493,472	(10,468)	624,764	(8,032)	3,118,236	(18,500)
Total impaired HTM securities	$2,493,472	$(10,468)	$624,764	$(8,032)	$3,118,236	$(18,500)

(1)
For home equity loan ABS, total unrealized losses does not agree to total gross unrecognized holding losses for the years ended December 31, 2014 and 2013 of $(77) and $(113), respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $(175) and $(241), respectively, and gross unrecognized holding gains on previously OTTI securities of $114 and $67, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2014			December 31, 2013
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$169,000	$169,000	$169,099	$—	$—	$—
Due after one year through five years	100,000	100,000	100,100	268,998	268,998	269,397
Total non-MBS	269,000	269,000	269,199	268,998	268,998	269,397
Total MBS and ABS	6,713,290	6,713,115	6,829,417	6,877,493	6,877,252	6,974,921
Total HTM securities	$6,982,290	$6,982,115	$7,098,616	$7,146,491	$7,146,250	$7,244,318

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The amortized cost of HTM securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2014	December 31, 2013
Non-MBS:
Fixed-rate	$—	$—
Variable-rate	269,000	268,998
Total non-MBS	269,000	268,998
MBS and ABS:
Fixed-rate	2,470,736	2,595,291
Variable-rate	4,242,554	4,282,202
Total MBS and ABS	6,713,290	6,877,493
Total HTM securities, at amortized cost	$6,982,290	$7,146,491

Note 6 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position. To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity loan ABS) among all FHLBanks, the FHLBanks use the OTTI Governance Committee as a formal process to ensure consistency in the key OTTI modeling assumptions used for purposes of our cash flow analyses for substantially all of these securities. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI. The remaining private-label RMBS and ABS are evaluated using the FHLBanks' common framework and approved assumptions.

Our evaluation includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions (some of which are determined based upon other assumptions) such as:

•	the remaining payment terms for the security;

•	interest rates;

•	expected housing price changes; and

•	based on underlying loan-level borrower and loan characteristics:

◦	prepayment speed;

◦	default rate; and

◦	loss severity on the collateral supporting our security.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of each of our private-label RMBS will be recovered. Since the projected cash flows are based on a number of assumptions and expectations, the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with the assumptions. A significant modeling assumption in the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 4.0% to an increase of 7.0% over a twelve month period. For the vast majority of markets, the projected short-term housing price changes range from a decrease of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The month-by-month projections of future loan performance derived from the first model, which reflect projected amounts of prepayments, defaults, and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

OTTI - Significant Inputs. The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2014 on the security for which an OTTI was determined to have occurred, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category and represent the significant inputs associated with the most recent OTTI in 2014. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS			Current Credit
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Enhancement (1)
Prime - 2006	15%	17%	40%	—%

(1)	Weighted Average based on UPB.

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

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the statement of condition date. For the year ended December 31, 2013, we recorded an OTTI credit charge of $1,924, representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the years ended December 31, 2014 or 2012.

For those securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, no additional OTTI credit losses were recognized for the year ended December 31, 2013, but we recognized credit losses of $270 and $3,750 during the years ended December 31, 2014 and 2012, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2014	2013	2012
Balance at beginning of year	$72,287	$109,169	$105,637
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—
Additional credit losses for which OTTI was previously recognized (1)	270	1,924	3,750
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	(30,506)	(218)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	(8,300)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(2,931)	—	—
Balance at end of year	$69,626	$72,287	$109,169

(1)	Relates to all securities that were impaired prior to January 1, 2014, 2013 and 2012, respectively.

The following table presents the December 31, 2014 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	December 31, 2014
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$425,888	$362,878	$401,050
Home equity loan ABS - subprime	731	700	525	639	—	—	—
Total OTTI securities	$731	$700	$525	$639	$425,888	$362,878	$401,050

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2014 are considered temporary.

Note 7 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to LIBOR or another specified index. Longer-term advances may be available subject to market conditions for both fixed-rate and adjustable-rate advances.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We had advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0% to 7.53%.

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$1,092	2.50
Due in 1 year or less	7,406,652	0.83	5,952,161	0.58
Due after 1 year through 2 years	2,529,649	1.28	1,695,355	2.61
Due after 2 years through 3 years	2,331,427	1.57	2,289,954	1.59
Due after 3 years through 4 years	2,047,262	2.05	2,190,551	1.86
Due after 4 years through 5 years	1,571,567	2.51	1,803,488	2.17
Thereafter	4,743,645	1.31	3,199,181	1.93
Total advances, par value	20,630,202	1.33	17,131,782	1.50
Fair-value hedging adjustments	117,118		181,211
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	42,347		24,425
Total advances	$20,789,667		$17,337,418

Interest-Rate Payment Terms. The following table presents the par value of advances by interest-rate payment terms and contractual maturity dates:

Interest-Rate Payment Term	December 31, 2014	December 31, 2013
Fixed-rate
Due in one year or less	$6,628,763	$5,188,999
Due after one year	8,846,184	8,320,164
Total fixed-rate	15,474,947	13,509,163
Variable-rate
Due in one year or less	777,890	764,254
Due after one year	4,377,365	2,858,365
Total variable-rate	5,155,255	3,622,619
Total advances, par value	$20,630,202	$17,131,782

Prepayments. We offer our members certain advances that provide them the right, at predetermined future dates, to call (i.e., prepay) the advance prior to maturity without incurring prepayment or termination fees. Borrowers typically exercise their call options for fixed-rate advances when interest rates decline. At December 31, 2014 and 2013, we had $5.6 billion and $4.1 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

We offer putable advances. Under the terms of a putable advance, we retain the right to extinguish or put the fixed-rate advance to the member on predetermined future dates and offer, subject to certain conditions, replacement funding at prevailing market rates. At December 31, 2014 and 2013, we had putable advances outstanding totaling $179,000 and $188,000, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date:

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Overdrawn demand and overnight deposit accounts	$—	$1,092	$—	$1,092
Due in 1 year or less	11,293,767	8,312,526	7,574,152	6,128,161
Due after 1 year through 2 years	2,533,649	1,572,105	2,499,649	1,683,855
Due after 2 years through 3 years	2,208,677	2,293,954	2,233,927	2,259,954
Due after 3 years through 4 years	1,847,262	2,052,801	2,012,262	2,091,051
Due after 4 years through 5 years	1,506,567	1,653,488	1,566,567	1,768,488
Thereafter	1,240,280	1,245,816	4,743,645	3,199,181
Total advances, par value	$20,630,202	$17,131,782	$20,630,202	$17,131,782

Credit Risk Exposure and Security Terms. We lend to members within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its advances.

At December 31, 2014 and 2013, we had a total of $8.3 billion and $5.3 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 40% and 31%, respectively, of total advances at par outstanding on those dates, were made to five and three borrowers, respectively. At December 31, 2014 and 2013, we held $15.1 billion and $10.1 billion, respectively, of UPB of collateral to secure the advances to these borrowers.

See Note 9 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Mortgage Loans Held for Portfolio

Mortgage Loans Held for Portfolio consist of residential loans acquired through the MPP (which includes the original program and MPP Advantage) and participation interests purchased in fixed-rate residential mortgage loans originated by the FHLBank of Topeka's member institutions through their participation in the MPF Program offered by the FHLBank of Chicago. In January 2014, the FHLBank of Topeka notified us that it would no longer offer us the option to participate in new MPF MCCs. All participation interests in MPF loans under the existing MPF MCCs were fulfilled in April 2014. The MPP and MPF Program loans are fixed rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by federal agencies.

The following tables present mortgage loans held for portfolio by term:

	December 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,233,682	$428,758	$5,662,440
Fixed-rate medium-term (1) mortgages	963,083	78,919	1,042,002
Total mortgage loans held for portfolio, UPB	6,196,765	507,677	6,704,442
Unamortized premiums	107,876	8,726	116,602
Unamortized discounts	(1,874)	(302)	(2,176)
Fair-value hedging adjustments	4,369	(475)	3,894
Allowance for loan losses	(2,250)	(250)	(2,500)
Total mortgage loans held for portfolio, net	$6,304,886	$515,376	$6,820,262

	December 31, 2013
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$4,528,804	$457,128	$4,985,932
Fixed-rate medium-term (1) mortgages	1,012,587	86,914	1,099,501
Total mortgage loans held for portfolio, UPB	5,541,391	544,042	6,085,433
Unamortized premiums	79,171	10,543	89,714
Unamortized discounts	(2,993)	(288)	(3,281)
Fair-value hedging adjustments	793	(532)	261
Allowance for loan losses	(4,000)	(500)	(4,500)
Total mortgage loans held for portfolio, net	$5,614,362	$553,265	$6,167,627

(1)	Defined as a term of 15 years or less at origination.

	December 31, 2014
Type	MPP	MPF	Total
Conventional	$5,562,460	$406,469	$5,968,929
Government	634,305	101,208	735,513
Total mortgage loans held for portfolio, UPB	$6,196,765	$507,677	$6,704,442

	December 31, 2013
Type	MPP	MPF	Total
Conventional	$4,804,298	$435,996	$5,240,294
Government	737,093	108,046	845,139
Total mortgage loans held for portfolio, UPB	$5,541,391	$544,042	$6,085,433
For information related to our credit risk on mortgage loans and allowance for loan losses, see Note 9 - Allowance for Credit Losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or -insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

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

We determine the estimated value of the collateral required to secure each member's credit products by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our members' capital stock in our Bank serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. To ensure that we are sufficiently protected, we evaluate and determine if a member may retain physical possession of its collateral that is pledged to us, or is required to specifically deliver the collateral to us or our safekeeping agent. We can also require additional or substitute collateral to protect our security interest. We continue to evaluate and update our collateral guidelines, as necessary, based on current market conditions.

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

Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At December 31, 2014 and 2013, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2014 and 2013, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to credit products during the years ended December 31, 2014 or 2013.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. Accordingly, at December 31, 2014 and 2013, no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 20 - Commitments and Contingencies.

Mortgage Loans.

Government-Guaranteed or -Insured. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, VA, RHA, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by guarantees or insurance. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2014 or 2013. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the United States government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2014, we continued to use a loss emergence period of 24 months. Our loan loss analysis also compares, or benchmarks, our estimated losses, after credit enhancements, to losses occurring in the portfolio. Our methodology also incorporates a calculation of the potential effect of adverse scenarios on the allowance and an assessment of the likelihood of incurring losses resulting from the adverse scenarios during the next 24 months. As a result of our methodology, our allowance for loan losses reflects our best estimate of the probable losses in our original MPP and MPP Advantage portfolios.

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

Collectively Evaluated Mortgage Loans.

Collectively Evaluated MPP Loans. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPP. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of mortgage loans past due 180 days or more; and (ii) the current to 179 days past due portion of the loan portfolio. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the allowance for loan loss analysis.

To calculate the estimated liquidation value on our homogeneous pools of delinquent MPP loans, we obtain actual selling prices from the HUD statement on all properties in our MPP portfolio for which a claim was initiated with our SMI providers. The total of the property selling prices is divided by the total of the original appraisal values to determine a weighted-average "collateral recovery rate" expressed as a percentage. The weighted-average collateral recovery rate is reduced for the impact of properties liquidating with lower relative selling prices. Such rate is then applied at the pool level and is further reduced for estimated liquidation costs to determine the estimated liquidation value. We use the most recent 12 months weighted-average collateral recovery rate to allow us to estimate losses based upon our historical experience and to reflect current trends in the market.

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

Individually Evaluated Mortgage Loans.

Individually Evaluated MPP Loans. Certain conventional mortgage loans that are impaired, primarily TDRs, although not necessarily considered collateral dependent, may be specifically identified for purposes of determining the allowance for loan losses. The estimated losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The measurement of our allowance for loans individually evaluated for loss considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of the collateral recovery rate.

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

Beginning with the MPP Advantage, we discontinued the use of SMI for all new loan purchases and replaced it with a fixed LRA. The fixed LRA is funded at the time we acquire the loan and consists of a portion of the purchase proceeds to cover losses over and above the expected losses. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans and is used to pay loan loss claims. Any excess funds are ultimately distributed to the member in accordance with a step-down schedule that is established upon execution of an MCC, subject to performance of the related loan pool.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents actual activity in the LRA:

LRA Activity	2014	2013	2012
Balance of LRA, beginning of year	$45,330	$33,693	$23,408
Additions	19,422	15,643	17,950
Claims paid	(2,314)	(3,174)	(6,928)
Distributions	(489)	(832)	(737)
Balance of LRA, end of year	$61,949	$45,330	$33,693

Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability of amounts under our PMI/SMI policies. As a result of our evaluation, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies and established an allowance for unrecoverable PMI/SMI at December 31, 2014 and 2013 of $240 and $1,211, respectively, as a component of the allowance for MPP loan losses.

The following table presents the projected impact of credit enhancements on the allowance:

MPP Credit Waterfall	December 31, 2014	December 31, 2013
Estimated incurred losses remaining after borrower's equity, before credit enhancements	$25,232	$31,523
Portion of estimated losses recoverable from PMI	(3,301)	(4,922)
Portion of estimated losses recoverable from LRA (1)	(5,334)	(5,072)
Portion of estimated losses recoverable from SMI	(14,587)	(18,740)
Allowance for unrecoverable PMI/SMI	240	1,211
Allowance for MPP loan losses	$2,250	$4,000

(1)	Amounts recoverable limited to (i) incurred losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA.

MPF Credit Enhancements. We pay the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed upon amount. We record CE fees paid to the PFIs as a reduction to mortgage loan interest income. CE fees paid to PFIs were $399, $304, and $16 in the years ended December 31, 2014, 2013 and 2012, respectively. Performance-based CE fees may be withheld to cover losses allocated to us. There were no performance-based CE fees withheld from PFIs in the years ended December 31, 2014, 2013 or 2012.

If losses occur in an MCC, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2014 and 2013, our exposure under the FLA was $3,431 and $3,338, respectively, with CE obligations available to cover losses in excess of the FLA totaling $26,851 and $26,284, respectively. Any estimated losses that would be absorbed by the CE obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $2 and $142 as of December 31, 2014 and 2013, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. The resulting allowance for MPF loan losses at December 31, 2014 and 2013 was $250 and $500, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct charge-offs. The recorded investment is not net of any valuation allowance.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, January 1, 2014	$4,000	$500	$4,500
Charge-offs, net of recoveries	(758)	(9)	(767)
Provision for (reversal of) loan losses	(992)	(241)	(1,233)
Allowance for loan losses, December 31, 2014	$2,250	$250	$2,500

Allowance for loan losses, January 1, 2013	$9,850	$150	$10,000
Charge-offs, net of recoveries	(1,306)	—	(1,306)
Provision for (reversal of) loan losses	(4,544)	350	(4,194)
Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500

Allowance for loan losses, January 1, 2012	$3,300	$—	$3,300
Charge-offs, net of recoveries	(1,500)	—	(1,500)
Provision for (reversal of) loan losses	8,050	150	8,200
Allowance for loan losses, December 31, 2012	$9,850	$150	$10,000

Allowance for Loan Losses, December 31, 2014
Loans collectively evaluated for impairment	$1,776	$250	$2,026
Loans individually evaluated for impairment (1)	474	—	474
Total allowance for loan losses	$2,250	$250	$2,500

Allowance for Loan Losses, December 31, 2013
Loans collectively evaluated for impairment	$3,065	$500	$3,565
Loans individually evaluated for impairment (1)	935	—	935
Total allowance for loan losses	$4,000	$500	$4,500

Recorded Investment, December 31, 2014
Loans collectively evaluated for impairment	$5,667,524	$415,569	$6,083,093
Loans individually evaluated for impairment (1)	19,889	—	19,889
Total recorded investment	$5,687,413	$415,569	$6,102,982

Recorded Investment, December 31, 2013
Loans collectively evaluated for impairment	$4,869,642	$446,529	$5,316,171
Loans individually evaluated for impairment (1)	18,355	—	18,355
Total recorded investment	$4,887,997	$446,529	$5,334,526

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal that was previously paid in full by the servicers as of December 31, 2014 and 2013 of $5,519 and $13,976, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP conventional loan allowance for loan losses includes $153 and $895 for these potential claims as of December 31, 2014 and 2013, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio:

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2014	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$59,365	$25,954	$1,011	$1,287	$87,617
Past due 60-89 days	14,879	6,010	252	657	21,798
Past due 90 days or more	49,128	3,636	1	483	53,248
Total past due	123,372	35,600	1,264	2,427	162,663
Total current	5,564,041	609,711	414,305	100,184	6,688,241
Total mortgage loans, recorded investment	5,687,413	645,311	415,569	102,611	6,850,904
Net unamortized premiums	(97,411)	(8,591)	(7,400)	(1,024)	(114,426)
Fair-value hedging adjustments	(4,323)	(45)	417	57	(3,894)
Accrued interest receivable	(23,219)	(2,370)	(2,117)	(436)	(28,142)
Total mortgage loans held for portfolio, UPB	$5,562,460	$634,305	$406,469	$101,208	$6,704,442

Other Delinquency Statistics as of December 31, 2014
In process of foreclosure (1)	$32,369	$—	$—	$—	$32,369
Serious delinquency rate (2)	0.86%	0.56%	—%	0.47%	0.78%
Past due 90 days or more still accruing interest (3)	$46,341	$3,636	$—	$483	$50,460
On non-accrual status	7,207	—	1	—	7,208

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2013	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$55,501	$38,551	$179	$383	$94,614
Past due 60-89 days	18,180	7,353	1	555	26,089
Past due 90 days or more	76,426	4,187	130	—	80,743
Total past due	150,107	50,091	310	938	201,446
Total current	4,737,890	701,545	446,219	108,907	5,994,561
Total mortgage loans, recorded investment	4,887,997	751,636	446,529	109,845	6,196,007
Net unamortized premiums	(64,492)	(11,686)	(8,830)	(1,425)	(86,433)
Fair-value hedging adjustments	(705)	(87)	459	72	(261)
Accrued interest receivable	(18,502)	(2,770)	(2,162)	(446)	(23,880)
Total mortgage loans held for portfolio, UPB	$4,804,298	$737,093	$435,996	$108,046	$6,085,433

Other Delinquency Statistics as of December 31, 2013
In process of foreclosure (1)	$47,970	$—	$—	$—	$47,970
Serious delinquency rate (2)	1.56%	0.56%	0.03%	—%	1.30%
Past due 90 days or more still accruing interest (3)	$76,099	$4,187	$—	$—	$80,286
On non-accrual status	1,174	—	130	—	1,304

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

	December 31, 2014			December 31, 2013
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$13,744	$6,145	$19,889	$17,407	$948	$18,355

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment was not materially different than the post-modification recorded investment in TDRs.

During the years ended December 31, 2014, 2013 and 2012, certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced an initial payment default at the end of such years was $172, $742, and $3,456, respectively. However, a loan can experience another payment default in a subsequent period.

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

	December 31, 2014			December 31, 2013
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$13,744	$13,647	$—	$17,407	$17,239	$—
MPP conventional loans with allowance for loan losses	6,145	6,099	321	948	928	40
Total	$19,889	$19,746	$321	$18,355	$18,167	$40

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	Years Ended December 31,
	2014		2013		2012
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$13,255	$959	$16,752	$968	$8,900	$621
MPP conventional loans with allowance for loan losses	6,016	102	949	97	1,316	91
Total	$19,271	$1,061	$17,701	$1,065	$10,216	$712

There were no MPF TDRs during the years ended December 31, 2014, 2013 or 2012.

Real Estate Owned. We had no MPF REO recorded at December 31, 2014 or 2013. During the year ended December 31, 2014, we liquidated the MPF REO of $117 that was transferred to other assets earlier in 2014.

Note 10 - Premises, Software and Equipment

The following table presents information on our premises, software and equipment:

Type	December 31, 2014	December 31, 2013
Premises	$14,267	$13,491
Computer software	30,931	8,308
Data processing equipment	6,622	6,368
Furniture and equipment	3,260	2,805
Other	430	435
Premises, software and equipment, in service	55,510	31,407
Accumulated depreciation and amortization	(18,917)	(15,555)
Premises, software and equipment, in service, net	36,593	15,852
Capitalized assets in progress	1,825	20,426
Premises, software and equipment, net	$38,418	$36,278

The cost of computer software obtained or developed for internal use is capitalized and amortized over future periods. At December 31, 2014 and 2013, we had computer software costs, net of accumulated amortization, of $24,726 and $3,894, respectively. In 2014, we placed into service the portion of capitalized assets in progress related to our enterprise-wide initiative to replace our core banking system.

For the years ended December 31, 2014, 2013 and 2012, the depreciation and amortization expense for premises, software and equipment was $3,481, $2,610, and $1,960, respectively, including amortization of computer software costs of $1,791, $1,129 and $657, respectively.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) act as an intermediary between our members and counterparties. Finance Agency regulation and our RMP prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments. However, the use of derivatives is an integral part of our financial management strategy.

We use derivative financial instruments when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. The most common ways in which we use derivatives are to:

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

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and thus do not trade derivatives for short-term profit. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse.

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

Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or "cap") price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or "floor") price. Caps may be used in conjunction with liabilities, and floors may be used in conjunction with assets. Caps and floors are designed to protect against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Forward Contracts. We may use forward contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by us are considered derivatives. We may hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date and price.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (i) assets and liabilities on the statements of condition, or (ii) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly), using regression analyses, whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2014	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,527,697	$55,095	$331,546
Total derivatives designated as hedging instruments	27,527,697	55,095	331,546
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,476,365	330	735
Interest-rate caps/floors	340,500	312	—
Interest-rate forwards	252,100	—	1,631
MDCs	252,418	711	6
Total derivatives not designated as hedging instruments	2,321,383	1,353	2,372
Total derivatives before adjustments	$29,849,080	56,448	333,918
Netting adjustments and cash collateral (1)		(30,961)	(230,665)
Total derivatives, net		$25,487	$103,253

December 31, 2013
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,758,882	$125,431	$540,995
Total derivatives designated as hedging instruments	26,758,882	125,431	540,995
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,344,743	823	5,706
Interest-rate caps/floors	340,500	1,327	—
Interest-rate forwards	61,300	233	11
MDCs	58,797	12	246
Total derivatives not designated as hedging instruments	2,805,340	2,395	5,963
Total derivatives before adjustments	$29,564,222	127,826	546,958
Netting adjustments and cash collateral (1)		(120,612)	(437,214)
Total derivatives, net		$7,214	$109,744

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral posted was $201,284 and $321,452 at December 31, 2014 and 2013, respectively. Cash collateral received was $1,580 and $4,850 at December 31, 2014 and 2013, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We record derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest on a net basis, by clearing agent and/or by counterparty, when we have met the netting requirements. The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	December 31, 2014		December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral derivatives	$48,532	$308,041	$122,411	$544,014
Cleared derivatives	7,205	24,240	5,170	2,687
Total gross recognized amount	55,737	332,281	127,581	546,701
Gross amounts of netting adjustments and cash collateral
Bilateral derivatives	(48,389)	(206,425)	(121,425)	(434,527)
Cleared derivatives	17,428	(24,240)	813	(2,687)
Total gross amounts of netting adjustments and cash collateral	(30,961)	(230,665)	(120,612)	(437,214)
Net amounts after netting adjustments and cash collateral
Bilateral derivatives	143	101,616	986	109,487
Cleared derivatives	24,633	—	5,983	—
Total net amounts after netting adjustments and cash collateral	24,776	101,616	6,969	109,487
Derivative instruments not meeting netting requirements(1)	711	1,637	245	257
Total derivatives, at estimated fair value	$25,487	$103,253	$7,214	$109,744

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss):

	Years Ended December 31,
Type of Hedge	2014	2013	2012
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(12,268)	$12,312	$(7,189)
Total net gain (loss) related to fair-value hedge ineffectiveness	(12,268)	12,312	(7,189)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	3,911	5,283	283
Interest-rate caps/floors	(1,016)	322	(1,689)
Interest-rate forwards	(8,662)	6,475	(10,201)
Net interest settlements	8,756	(1,666)	31
MDCs	5,500	(6,087)	6,164
Total net gain (loss) on derivatives not designated as hedging instruments	8,489	4,327	(5,412)
Net gains (losses) on derivatives and hedging activities	$(3,779)	$16,639	$(12,601)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income:

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2014	Derivative	Item	Ineffectiveness	Income (1)
Advances	$4,645	$(5,633)	$(988)	$(149,951)
AFS securities	12,410	(12,742)	(332)	(97,981)
CO bonds	55,277	(66,225)	(10,948)	72,795
Total	$72,332	$(84,600)	$(12,268)	$(175,137)

Year Ended December 31, 2013
Advances	$292,109	$(293,672)	$(1,563)	$(203,511)
AFS securities	154,745	(154,681)	64	(96,674)
CO bonds	(112,028)	125,839	13,811	83,431
Total	$334,826	$(322,514)	$12,312	$(216,754)

Year Ended December 31, 2012
Advances	$(12,060)	$8,595	$(3,465)	$(236,707)
AFS securities	(15,679)	16,890	1,211	(89,997)
CO bonds	2,289	(7,224)	(4,935)	58,652
Total	$(25,450)	$18,261	$(7,189)	$(268,052)

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

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, United States CFTC regulations, and Finance Agency regulations. We establish collateral delivery thresholds in our required collateral agreements for all LIBOR-based derivatives. See Note 19 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

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

For cleared derivatives, the Clearinghouse is our counterparty and, therefore, our credit risk exposure is with a central counterparty rather than individual counterparties. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The additional requirement that we post initial and variation margin through the clearing agent for the benefit of the Clearinghouse exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2014 was $260,925 for which we have posted collateral, including accrued interest, with an estimated fair value of $159,615 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $1,637 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $2,760 of collateral (at estimated fair value) to our bilateral derivative counterparties at December 31, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2014.

Note 12 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.01% during each of the years ended December 31, 2014, 2013, and 2012.

The following table presents interest-bearing and non-interest-bearing deposits:

Type	December 31, 2014	December 31, 2013
Interest-bearing:
Demand and overnight	$609,566	$794,056
Time	2,400	3,000
Other	10	8
Total interest-bearing	611,976	797,064
Non-interest-bearing:
Demand (1)	446,422	253,364
Other (2)	25,644	16,204
Total non-interest-bearing	472,066	269,568
Total deposits	$1,084,042	$1,066,632

(1)	Represents principal and interest custodial accounts transferred to our Bank by a member for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The FHLBanks issue consolidated obligations through the Office of Finance as our agent under the oversight of the Finance Agency and the United States Secretary of the Treasury. In connection with each debt issuance, each FHLBank specifies the amount of debt to be issued on its behalf. Each FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Although we are liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of the principal and interest on all consolidated obligations of each of the FHLBanks. The par values of the FHLBanks' outstanding consolidated obligations totaled $847.2 billion and $766.8 billion at December 31, 2014 and 2013, respectively.

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

Discount Notes. Our participation in discount notes, all of which are due within one year of issuance, was as follows:

Discount Notes	December 31, 2014	December 31, 2013
Book value	$12,567,696	$7,434,890
Par value	$12,570,811	$7,435,940

Weighted-average effective interest rate	0.12%	0.12%

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity:

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$11,695,550	0.33	$12,459,650	0.43
Due after 1 year through 2 years	2,018,510	1.49	1,940,550	1.27
Due after 2 years through 3 years	2,158,950	1.76	1,359,400	1.93
Due after 3 years through 4 years	1,934,100	1.49	1,539,200	2.08
Due after 4 years through 5 years	999,700	2.51	1,690,100	1.56
Thereafter	6,692,000	3.11	7,654,200	2.92
Total CO bonds, par value	25,498,810	1.44	26,643,100	1.45
Unamortized premiums	27,138		32,455
Unamortized discounts	(14,913)		(16,031)
Fair-value hedging adjustments	(7,897)		(75,599)
Total CO bonds	$25,503,138		$26,583,925

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date:

Redemption Feature	December 31, 2014	December 31, 2013
Non-callable / non-putable	$17,253,810	$17,677,100
Callable	8,245,000	8,966,000
Total CO bonds, par value	$25,498,810	$26,643,100

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$19,918,550	$20,900,650
Due after 1 year through 2 years	1,651,510	1,583,550
Due after 2 years through 3 years	883,950	954,400
Due after 3 years through 4 years	461,100	649,200
Due after 4 years through 5 years	543,700	283,100
Thereafter	2,040,000	2,272,200
Total CO bonds, par value	$25,498,810	$26,643,100

CO bonds, beyond having fixed-rate or simple variable-rate interest-rate payment terms, may also have the following features:

•	Optional Principal Redemption CO bonds (callable bonds) may be redeemed in whole or in part, in our discretion, on predetermined call dates according to the terms of the offerings.

With respect to interest payments, CO bonds may also have the following features:

•
Step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives. These CO bonds generally contain provisions enabling us to call them at our option on the step-up dates.

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

•	Conversion CO bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

Interest-Rate Payment Terms. The following table details CO bonds by interest-rate payment term:

Interest-Rate Payment Term	December 31, 2014	December 31, 2013
Fixed-rate	$22,033,810	$23,888,100
Step-up	1,555,000	2,095,000
Simple variable-rate	1,830,000	535,000
Ratchet	80,000	125,000
Total CO bonds, par value	$25,498,810	$26,643,100

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets, totaled $8,856 and $9,152 at December 31, 2014 and 2013, respectively, and the amortization of such concessions, included in CO bonds interest expense, totaled $2,079, $2,735, and $12,203 during the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined in an Advisory Bulletin issued by the Finance Agency as income before assessments, plus interest expense related to MRCS.

We had no outstanding principal in AHP-related advances at December 31, 2014 and 2013. The following table summarizes the activity in our AHP funding obligation:

AHP Activity	2014	2013	2012
Balance at beginning of year	$42,778	$34,362	$32,845
Assessment (expense)	13,066	25,067	17,599
Subsidy usage, net (1)	(18,945)	(16,651)	(16,082)
Balance at end of year	$36,899	$42,778	$34,362

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 15 - Capital

We are a cooperative whose member and former member financial institutions own all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger with or acquisition of our members) own capital stock solely to support advances or mortgage loans still outstanding on our statement of condition. Member shares cannot be purchased or sold except between us and our members or, with our written approval, among our members at the par value of one hundred dollars per share, as mandated by our capital plan and Finance Agency regulation.

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

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2014 and 2013. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	December 31, 2014		December 31, 2013
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$566,683	$2,344,283	$764,686	$2,356,493

Regulatory permanent capital-to-asset ratio	4.00%	5.60%	4.00%	6.24%
Regulatory permanent capital	$1,674,121	$2,344,283	$1,510,561	$2,356,493

Leverage ratio	5.00%	8.40%	5.00%	9.36%
Leverage capital	$2,092,652	$3,516,425	$1,888,201	$3,534,740

Restricted Retained Earnings. The purpose of the JCE Agreement is to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, we allocate 20% of our net income to a separate restricted retained earnings account until the balance of that account equals at least 1% of our average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding consolidated obligations for the previous quarter.

Mandatorily Redeemable Capital Stock. At December 31, 2014 and 2013, we had $15,673 and $16,787, respectively, in capital stock subject to mandatory redemption, which is classified as a liability. There were eight and seven former members holding MRCS at December 31, 2014 and 2013, respectively.

The following table presents the activity in MRCS:

MRCS Activity	2014	2013	2012
Liability at beginning of year	$16,787	$450,716	$453,885
Reclassifications from capital stock due to change in membership status	47	95,441	3,513
Redemptions/repurchases	(1,161)	(529,507)	(6,709)
Accrued distributions	—	137	27
Liability at end of year	$15,673	$16,787	$450,716

During the years ended December 31, 2014, 2013 and 2012, we redeemed $919, $40,224 and $6,682, respectively, of excess stock held by former members because the stock had reached the end of its five-year redemption period. During the years ended December 31, 2014, 2013 and 2012, we repurchased $242, $488,098 and $0, respectively, of excess stock under redemption requests held by shareholders that are former members (or their successors-in-interest). In addition, for the year ended December 31, 2013 we redeemed MRCS of $1,048 pursuant to our statutory and contractual lien on excess capital stock owned by former members in order to enforce our contractual rights under our MPP and our advances, pledge and security agreement regarding mortgage loans sold to us.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of the end of the five-year redemption period or year 1 if the stock represents the activity-based stock purchase requirement of a non-member (a former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). Consistent with our current capital plan, we are not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, we may redeem the excess stock at management's discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

MRCS Contractual Year of Redemption	December 31, 2014	December 31, 2013
Year 1(1)	$3,058	$3,949
Year 2	6,864	33
Year 3	—	6,918
Year 4	5,722	—
Year 5	29	5,887
Total MRCS	$15,673	$16,787

(1)
Balances at December 31, 2014 and 2013 include $3,030 and $27, respectively, of MRCS that had reached the end of the five-year redemption period but for which credit products remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products and other obligations are no longer outstanding.

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

The following table presents the distributions on MRCS:

	Years Ended December 31,
MRCS Distributions	2014	2013	2012
Recorded as interest expense	$997	$7,552	$15,065
Recorded as distributions from retained earnings	—	137	27
Total	$997	$7,689	$15,092

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of that institution's stock requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $517,175 at December 31, 2014, which was 1.2% of our total assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption Requests. At December 31, 2014 and 2013, certain members had requested redemptions of capital stock, but the related stock was not considered mandatorily redeemable and reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to merger or acquisition, charter termination, or involuntary termination from membership to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table details, by year of redemption, the total amount of Class B-1 and B-2 capital stock not considered MRCS that is subject to a redemption request:

Year of Redemption	December 31, 2014	December 31, 2013
Year 1	$40	$4,067
Year 2	41	40
Year 3	—	41
Year 4	32	—
Year 5	—	32
Total	$113	$4,180

The number of members with redemption requests was two and four at December 31, 2014 and 2013, respectively.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI:

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2011	$15,080	$(119,274)	$(392)	$(8,955)	$(113,541)

Total other comprehensive income	(2,745)	109,590	80	(3,442)	103,483

Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)

OCI before reclassifications:
Net change in unrealized gains (losses)	(12,018)	15,728	—	—	3,710
Net change in fair value	—	35,103	—	—	35,103
Accretion of non-credit losses	—	—	71	—	71
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(17,135)	—	—	(17,135)
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension benefits	—	—	—	8,105	8,105
Total other comprehensive income	(12,018)	35,620	71	8,105	31,778

Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720

OCI before reclassifications:
Net change in unrealized gains (losses)	15,761	12,129	—	—	27,890
Net change in fair value	—	(163)	—	—	(163)
Accretion of non-credit losses	—	—	66	—	66
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	270	—	—	270
Pension benefits	—	—	—	(3,123)	(3,123)
Total other comprehensive income	15,761	12,236	66	(3,123)	24,940

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 17 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Benefit Pension Plan. We participate in the DB Plan, a tax-qualified, defined-benefit pension plan. The DB plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the DB plan. Under the DB plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits to employees of that employer only. Also, in the event a participating employer is unable to meet its contribution or funding requirements, the required contributions for the other participating employers (including us) could increase proportionately.

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

The DB plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2014 incorporated a higher discount rate in accordance with a statutory amendment in 2012, which resulted in a lower funding target and a higher funded status. As permitted by the Employee Retirement Income Security Act of 1974, the DB plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB plan is for the plan year July 1, 2012 through June 30, 2013. Our contributions to the DB plan for the year ended December 31, 2014 were more than 5% of the total contributions to the DB plan for the plan year ended June 30, 2013. Our contributions for the plan year ended June 30, 2012 were not more than 5% of the total contributions to the DB plan. The DB plan funded status and our funded status reflect MAP-21, which changed the calculation of the discount rate used to determine the pension plan liability. MAP-21 allows plan sponsors to measure the pension plan liability using the 25-year average of interest rates to determine the discount rate. Prior to MAP-21, the discount rate used in measuring the pension plan liability was based on the 24-month average of interest rates.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB plan's funded status:

DB Plan Net Pension Cost and Funded Status	2014		2013		2012
Net pension cost charged to compensation and benefits expense for the year ended December 31	$7,000		$6,000		$5,125

DB plan funded status as July 1	111%	(a)	101%	(b)	108%
Our funded status as of July 1	113%		106%		113%

(a)
The DB plan's funded status as of July 1, 2014 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15, 2015 for the plan year ended June 30, 2014. Contributions made on or before March 15, 2015 and designated for the plan year ended June 30, 2014 will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (no later than April 2016).

(b)	The DB plan's final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (no later than April 2015).

Qualified Defined Contribution Plans. We participate in the DC plan, a tax-qualified, defined contribution plan. The DC plan covers substantially all officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,265, $1,189, and $1,092 in the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in the SERP, a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers. This plan restores all of the defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made. However, we may elect to make contributions to a related grantor trust that was established to fund the SERP in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The changes in our SERP benefit obligation were as follows:

Change in benefit obligation	2014	2013	2012
Projected benefit obligation at beginning of year	$9,904	$21,249	$15,366
Service cost	625	728	891
Interest cost	526	632	817
Actuarial (gain) loss	3,720	(2,012)	4,989
Benefits paid	(701)	(10,693)	(814)
Projected benefit obligation at end of year	$14,074	$9,904	$21,249

The measurement date used to determine the current year's benefit obligation was December 31, 2014. Key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP were as follows:

	December 31, 2014	December 31, 2013
Discount rate	3.90%	4.85%
Compensation increases	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $9,010 and $6,584 as of December 31, 2014 and 2013, respectively.

Although there are no plan assets, the assets in the grantor trust, included as a component of other assets, had estimated fair values of $12,980 and $12,483 at December 31, 2014 and 2013, respectively. The unfunded obligation is reported in other liabilities.

During the year ended December 31, 2013, due to the retirement of our former President - CEO, we paid a lump sum distribution of $10,283 that settled the related plan obligation and accelerated the amortization of previously unrecognized pension benefits from AOCI to compensation and benefits of $5,093.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Components of the net periodic benefit cost and other amounts recognized in OCI for our SERP were:

	Years Ended December 31,
	2014	2013	2012
Net periodic benefit cost:
Service cost	$625	$728	$891
Interest cost	526	632	817
Amortization of prior service benefit	(11)	(11)	(11)
Amortization of net actuarial loss	608	1,011	1,558
Net periodic benefit cost	1,748	2,360	3,255
Settlement loss	—	5,093	—
Total expense recorded in compensation and benefits	1,748	7,453	3,255

Amounts recognized in OCI:
Actuarial loss (gain)	3,720	(2,012)	4,989
Accelerated amortization of net actuarial loss due to settlement	—	(5,093)	—
Amortization of net actuarial loss	(608)	(1,011)	(1,558)
Amortization of prior service benefit	11	11	11
Net loss (income) recognized in OCI	3,123	(8,105)	3,442

Total recognized in compensation and benefits and in OCI	$4,871	$(652)	$6,697

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP were:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.85%	(a)	4.30%
Compensation increases	5.50%	5.50%	5.50%

(a)
A rate of 3.90% was used for the first six months of 2013 while a rate of 4.75% was used for the second six months of 2013 resulting from an interim actuarial valuation at July 1, 2013 due to the retirement of our former President - CEO.

Pension benefits reported in AOCI relate to the SERP and consisted of:

	December 31, 2014	December 31, 2013
Prior service benefit	$11	$22
Net actuarial loss	(7,426)	(4,314)
Net pension benefits reported in AOCI	$(7,415)	$(4,292)

The amounts that will be amortized from AOCI into net periodic benefit cost during 2015 are:

2015
Prior service benefit	$(11)
Net actuarial loss	1,003
Net amount to be amortized	$992

The net periodic benefit cost for the SERP for the year ending December 31, 2015, including the net amount to be amortized, is projected to be approximately $2,222.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Payments of benefits may be made from the related grantor trust or from our general assets. Estimated future benefit payments are:

For the Years Ending December 31,
2015	$295
2016	360
2017	293
2018	367
2019	442
2020 - 2024	3,700

Note 18 - Segment Information

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

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to Traditional includes the direct earnings impact of derivatives and hedging activities related to advances and investment products as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP have been allocated to each segment based upon each segment's proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment:

Year Ended December 31, 2014	Traditional	Mortgage Loans	Total
Net interest income	$119,832	$64,148	$183,980
Provision for (reversal of) credit losses	—	(1,233)	(1,233)
Other income (loss)	15,685	(2,992)	12,693
Other expenses	59,542	8,702	68,244
Income before assessments	75,975	53,687	129,662
Affordable Housing Program assessments	7,697	5,369	13,066
Net income	$68,278	$48,318	$116,596

Year Ended December 31, 2013
Net interest income	$158,487	$64,482	$222,969
Provision for (reversal of) credit losses	—	(4,194)	(4,194)
Other income (loss)	68,838	628	69,466
Other expenses	61,854	6,358	68,212
Income before assessments	165,471	62,946	228,417
Affordable Housing Program assessments	17,303	7,764	25,067
Net income	$148,168	$55,182	$203,350

Year Ended December 31, 2012
Net interest income	$166,183	$72,853	$239,036
Provision for (reversal of) credit losses	—	8,200	8,200
Other income (loss)	(9,036)	(4,037)	(13,073)
Other expenses	54,398	5,305	59,703
Income before assessments	102,749	55,311	158,060
Affordable Housing Program assessments	11,781	5,818	17,599
Net income	$90,968	$49,493	$140,461
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

The following table presents asset balances by operating segment:

By Date	Traditional	Mortgage Loans	Total
December 31, 2014	$35,032,770	$6,820,262	$41,853,032
December 31, 2013	31,596,386	6,167,627	37,764,013
December 31, 2012	35,226,231	5,993,926	41,220,157

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 19 - Estimated Fair Values

We determine the estimated fair value amounts by using available market and other pertinent information and the most appropriate valuation methods. Although we use our best judgment in estimating the fair values of financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. We reclassified six AFS securities from level 3 to level 2 during the year ended December 31, 2013. There were no such reclassifications during the year ended December 31, 2014.

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

	December 31, 2014
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$3,550,939	$3,550,939	$3,550,939	$—	$—	$—
Interest-bearing deposits	483	483	—	483	—	—
AFS securities	3,556,165	3,556,165	—	3,155,115	401,050	—
HTM securities	6,982,115	7,098,616	—	6,987,768	110,848	—
Advances	20,789,667	20,844,701	—	20,844,701	—	—
Mortgage loans held for portfolio, net	6,820,262	7,120,935	—	7,078,490	42,445	—
Accrued interest receivable	82,866	82,866	—	82,866	—	—
Derivative assets, net	25,487	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	12,980	—	—	—

Liabilities:
Deposits	1,084,042	1,084,042	—	1,084,042	—	—
Consolidated Obligations:
Discount notes	12,567,696	12,570,811	—	12,570,811	—	—
Bonds	25,503,138	25,882,934	—	25,882,934	—	—
Accrued interest payable	77,034	77,034	—	77,034	—	—
Derivative liabilities, net	103,253	103,253	—	333,918	—	(230,665)
MRCS	15,673	15,673	15,673	—	—	—

	December 31, 2013
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$3,318,564	$3,318,564	$3,318,564	$—	$—	$—
Interest-bearing deposits	485	485	—	485	—	—
AFS securities	3,632,835	3,632,835	—	3,163,150	469,685	—
HTM securities	7,146,250	7,244,318	—	7,083,333	160,985	—
Advances	17,337,418	17,428,710	—	17,428,710	—	—
Mortgage loans held for portfolio, net	6,167,627	6,272,905	—	6,228,216	44,689	—
Accrued interest receivable	79,072	79,072	—	79,072	—	—
Derivative assets, net	7,214	7,214	—	127,826	—	(120,612)
Grantor trust assets (included in other assets)	12,483	12,483	12,483	—	—	—

Liabilities:
Deposits	1,066,632	1,066,632	—	1,066,632	—	—
Consolidated Obligations:
Discount notes	7,434,890	7,435,940	—	7,435,940	—	—
Bonds	26,583,925	26,503,918	—	26,503,918	—	—
Accrued interest payable	80,757	80,757	—	80,757	—	—
Derivative liabilities, net	109,744	109,744	—	546,958	—	(437,214)
MRCS	16,787	16,787	16,787	—	—	—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

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

As an additional step, we review the final fair value estimates of our private-label RMBS holdings for reasonableness using an implied yield test. We calculate an implied yield for each of our private-label RMBS using the estimated fair value derived from our valuation technique and the security's projected cash flows resulting from our OTTI process and compare such implied yield to the available market yield for comparable securities according to dealers and other third-party sources. We evaluate any significant variances in conjunction with the other available pricing information to determine whether an adjustment to the fair value estimate is appropriate.

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring fair value measurements for those securities were classified as level 3 within the fair value hierarchy as of December 31, 2014 and 2013.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

AFS and HTM Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach.

Advances. We determine the estimated fair value of advances by calculating the present value of expected future cash flows from the advances (excluding the amount of the accrued interest receivable). The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency's regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the estimated fair value of advances appropriately excludes prepayment risk.

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

•
CO curve. For cost-of-funds floating-rate advances that do not use the inputs above, we use the CO curve, which represents the fixed rates at which the FHLBanks can currently issue debt of various maturities.

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

Real Estate Owned. The fair value of REO is estimated on a non-recurring basis using a current property value from an NRSRO model adjusted for estimated selling costs and expected PMI proceeds. We had no REO outstanding at December 31, 2014 or 2013.

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

We adjust the estimated fair values of our derivatives for counterparty nonperformance risk, particularly credit risk, as appropriate. We compute our nonperformance risk adjustment by using observable credit default swap spreads and estimated probability default rates applied to our exposure after considering collateral held or placed. The nonperformance risk adjustment is not material to our derivative valuations, financial condition, or results of operations.

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

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for CO bonds. As of December 31, 2014, three prices were received for substantially all of our CO bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

Mandatorily Redeemable Capital Stock. The estimated fair value of capital stock subject to mandatory redemption is equal to its par value and includes, if applicable, an estimated dividend earned at the time of reclassification from capital to liabilities until that amount is paid. In the ordinary course of business, our stock can only be acquired and redeemed at par value. It is not traded, and no market mechanism exists for the exchange of our stock outside the cooperative structure.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subjectivity of estimates. Certain estimates of the fair value of financial assets and liabilities are highly subjective and require judgments regarding significant factors such as the amount and timing of future cash flows, prepayment speeds, interest rate volatility, possible distributions of future interest rates used to value options, and the discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our statement of condition as of December 31, 2014 or 2013.

					Netting
December 31, 2014	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,155,115	$—	$3,155,115	$—	$—
Private-label RMBS	401,050	—	—	401,050	—
Total AFS securities	3,556,165	—	3,155,115	401,050	—
Derivative assets:
Interest-rate related	24,776	—	55,737	—	(30,961)
Interest-rate forwards	—	—	—	—	—
MDCs	711	—	711	—	—
Total derivative assets, net	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	—	—	—
Total recurring assets at estimated fair value	$3,594,632	$12,980	$3,211,563	$401,050	$(30,961)

Derivative liabilities:
Interest-rate related	$101,616	$—	$332,281	$—	$(230,665)
Interest-rate forwards	1,631	—	1,631	—	—
MDCs	6	—	6	—	—
Total derivative liabilities, net	103,253	—	333,918	—	(230,665)
Total recurring liabilities at estimated fair value	$103,253	$—	$333,918	$—	$(230,665)

					Netting
December 31, 2013	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,163,150	$—	$3,163,150	$—	$—
Private-label RMBS	469,685	—	—	469,685	—
Total AFS securities	3,632,835	—	3,163,150	469,685	—
Derivative assets:
Interest-rate related	6,969	—	127,581	—	(120,612)
Interest-rate forwards	233	—	233	—	—
MDCs	12	—	12	—	—
Total derivative assets, net	7,214	—	127,826	—	(120,612)
Grantor trust assets (included in other assets)	12,483	12,483	—	—	—
Total recurring assets at estimated fair value	$3,652,532	$12,483	$3,290,976	$469,685	$(120,612)

Derivative liabilities:
Interest-rate related	$109,487	$—	$546,701	$—	$(437,214)
Interest-rate forwards	11	—	11	—	—
MDCs	246	—	246	—	—
Total derivative liabilities, net	109,744	—	546,958	—	(437,214)
Total recurring liabilities at estimated fair value	$109,744	$—	$546,958	$—	$(437,214)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

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

Level 3 Rollforward	2014	2013	2012
Balance, beginning of year	$469,685	$640,142	$601,309
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	2,748	232	891
Net gains (losses) on changes in fair value in other income (loss)	(270)	—	(3,748)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(163)	12,633	92,490
Unrealized gains (losses) in OCI	12,129	24,955	13,352
Reclassification of non-credit portion in OCI to other income (loss)	270	—	3,748
Purchases, issuances, sales and settlements:
Settlements	(83,349)	(84,098)	(67,900)
Transfers out	—	(124,179)	—
Balance, end of year	$401,050	$469,685	$640,142

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$2,478	$232	$(3,173)

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

Note 20 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts:

	December 31, 2014
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$65,106	$144,151	$209,257
Unused lines of credit	846,861	—	846,861
Commitments to fund or purchase mortgage loans	252,418	—	252,418

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $2,385 and $2,546 at December 31, 2014 and December 31, 2013, respectively. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds. The maximum line of credit amount is $50,000. See Note 7 - Advances and Note 9 - Allowance for Credit Losses for more information.

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

Pledged Collateral. At December 31, 2014 and 2013, we had pledged cash collateral, at par, of $201,267 and $321,423, respectively, to counterparties and clearing agents. At December 31, 2014 and 2013, we had not pledged any securities as collateral.

Lease Commitments. We recorded net rental and related costs of $160, $183, and $165 for the years ended December 31, 2014, 2013, and 2012, respectively, to other operating expenses. Future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 are as follows:

Year of Payment	Premises	Equipment	Total
Year 1	$84	$2	$86
Year 2	63	2	65
Year 3	—	2	2
Year 4	—	2	2
Year 5	—	—	—
Thereafter	—	—	—
Total	$147	$8	$155

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. We would record an accrual for a loss contingency when it is probable that a loss for which we could be liable has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these proceedings will have a material effect on our financial condition or results of operations.

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013 and 2014, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments totaled $13,950 and $34,245, net of legal fees and litigation expenses, for the years ended December 31, 2014 and 2013, respectively, and were recorded in other income.

Additional discussion of other commitments and contingencies is provided in Note 7 - Advances; Note 8 - Mortgage Loans Held for Portfolio; Note 11 - Derivatives and Hedging Activities; Note 13 - Consolidated Obligations; Note 15 - Capital; and Note 19 - Estimated Fair Values.

Note 21 - Transactions with Related Parties

We are a cooperative whose members and former members own all of our outstanding capital stock. Former members (including certain non-members) are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 15 - Capital for more information.

All of our advances are initially disbursed to members, and all mortgage loans held for portfolio are initially purchased from members or another FHLBank. We also maintain demand deposit accounts for members, primarily to facilitate settlement

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

activities that are directly related to advances. Such transactions with members are entered into during the normal course of business.
In addition, we may purchase investments in federal funds sold, securities purchased under agreements to resell, certificates of deposit, and MBS from members or their affiliates. All purchases are transacted at market prices without preference to the status of the counterparty or the issuer of the security as a member, nonmember, or affiliate thereof.

As provided by statute and Finance Agency regulations, the only voting rights conferred upon our members are for the election of directors and, under certain circumstances, the ratification of a proposed merger agreement. Finance Agency regulations limit the number of votes that any member may cast with respect to director elections and merger ratifications. As a result of these limitations, at December 31, 2014 and 2013, no member owned more than 10% of our voting interests.

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

The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on our statement of condition. We had no related parties at December 31, 2014 as no institutions had capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
December 31, 2013	Par value	% of Total	Par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$209,737	13%	$988,000	6%	$537,426	9%
Total	$209,737	13%	$988,000	6%	$537,426	9%

(1)	Represents UPB of mortgage loans purchased from related party.

We had net advances to (repayments from) related parties as follows:

	Years Ended December 31,
Related Party	2013	2012
Flagstar Bank, FSB	$(2,192,000)	$(773,000)
Bank of America, N.A. (former member) (1)	—	(100,000)

(1)	Bank of America, N.A., did not meet the definition of a related party as of December 31, 2013 as a result of our repurchases of excess stock in 2013.

We did not acquire any mortgage loans from related parties during the years ended December 31, 2013 or 2012.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
December 31, 2014	$40,213	3%	$261,146	1%	$167,072	2%
December 31, 2013	40,842	3%	234,394	1%	82,172	1%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

Net advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the dates of the directors' appointments and term endings, were as follows:

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2014	2013	2012
Net advances (repayments)	$(4,748)	$(112,761)	$(80,551)
Mortgage loans purchased	36,893	27,341	33,594

Transactions with Other FHLBanks. During the years ended December 31, 2014 and 2013, we purchased $11,011 and $346,313, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF Program that is recorded in other expenses. For the years ended December 31, 2014 and 2013, we paid such fees of $294 and $232, respectively.

Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. Loans to other FHLBanks and principal collected on these loans were as follows:

	Years Ended December 31,
Transactions	2014	2013	2012
Principal collected from loans to other FHLBanks	$—	$—	$100,000
Loans disbursed to other FHLBanks	—	—	(100,000)

Borrowings from other FHLBanks and payments for maturities on these loans were as follows:

	Years Ended December 31,
Transactions	2014	2013	2012
Proceeds from borrowings from other FHLBanks	$22,000	$427,000	$—
Principal payments for maturities to other FHLBanks	(22,000)	(427,000)	—

There were no loans to or from other FHLBanks outstanding at December 31, 2014 or 2013.

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
CE: Credit Enhancement
CEO: Chief Executive Officer
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
LRA: Lender Risk Account
LTV: Loan-to-Value

MAP-21: Moving Ahead for Progress in the 21st Century Act, enacted on July 6, 2012
MBS: Mortgage-Backed Securities
MCC: Master Commitment Contract
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
PMI: Primary Mortgage Insurance
REMIC: Real Estate Mortgage Investment Conduit
REO: Real Estate Owned
RHA: Rural Housing Service of the Department of Agriculture
RMIC: Republic Mortgage Insurance Company
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