Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Indianapolis
filed 2015-05-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2015
Class B Stock, par value $100	16,002,994

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts and shares in thousands, except par value)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$3,582,894	$3,550,939
Interest-bearing deposits	289	483
Securities purchased under agreements to resell	500,000	—
Available-for-sale securities (Notes 3 and 5)	3,544,966	3,556,165
Held-to-maturity securities (estimated fair values of $6,693,510 and $7,098,616, respectively) (Notes 4 and 5)	6,561,611	6,982,115
Advances (Note 6)	21,845,827	20,789,667
Mortgage loans held for portfolio, net of allowance for loan losses of $(2,250) and $(2,500), respectively (Notes 7 and 8)	7,411,764	6,820,262
Accrued interest receivable	84,312	82,866
Premises, software, and equipment, net	38,515	38,418
Derivative assets, net (Note 9)	42,693	25,487
Other assets	38,269	6,630

Total assets	$43,651,140	$41,853,032

Liabilities:
Deposits	$1,431,905	$1,084,042
Consolidated obligations (Note 10):
Discount notes	11,161,162	12,567,696
Bonds	28,243,211	25,503,138
Total consolidated obligations	39,404,373	38,070,834
Accrued interest payable	77,998	77,034
Affordable Housing Program payable (Note 11)	35,759	36,899
Derivative liabilities, net (Note 9)	108,682	103,253
Mandatorily redeemable capital stock (Note 12)	15,553	15,673
Other liabilities	167,704	90,027
Total liabilities	41,241,974	39,477,762

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,719 and 15,510, respectively	1,571,870	1,550,981
Total capital stock putable	1,571,870	1,550,981
Retained earnings:
Unrestricted	679,638	672,159
Restricted	111,592	105,470
Total retained earnings	791,230	777,629
Total accumulated other comprehensive income (Note 13)	46,066	46,660
Total capital	2,409,166	2,375,270

Total liabilities and capital	$43,651,140	$41,853,032

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Interest Income:
Advances	$27,728	$28,116
Prepayment fees on advances, net	191	1,049
Interest-bearing deposits	54	54
Securities purchased under agreements to resell	115	89
Federal funds sold	619	280
Available-for-sale securities	6,812	6,146
Held-to-maturity securities	29,401	32,110
Mortgage loans held for portfolio	62,226	58,105
Other interest income, net	153	114
Total interest income	127,299	126,063
Interest Expense:
Consolidated obligation discount notes	3,016	1,402
Consolidated obligation bonds	75,391	76,442
Deposits	19	23
Mandatorily redeemable capital stock	134	610
Total interest expense	78,560	78,477

Net interest income	48,739	47,586
Provision for (reversal of) credit losses	563	(704)

Net interest income after provision for credit losses	48,176	48,290

Other Income (Loss):
Total other-than-temporary impairment losses	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	—	(170)
Net other-than-temporary impairment losses, credit portion	—	(170)
Net gains (losses) on derivatives and hedging activities	(1,880)	2,968
Service fees	188	215
Standby letters of credit fees	151	159
Other, net (Note 16)	5,117	2,713
Total other income (loss)	3,576	5,885

Other Expenses:
Compensation and benefits	10,700	9,947
Other operating expenses	5,092	4,044
Federal Housing Finance Agency	720	799
Office of Finance	863	818
Other	352	291
Total other expenses	17,727	15,899

Income before assessments	34,025	38,276

Affordable Housing Program assessments	3,416	3,889

Net income	$30,609	$34,387

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$30,609	$34,387

Other Comprehensive Income:
Net change in unrealized gains (losses) on available-for-sale securities	1,504	12,039

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	—	170
Net change in fair value not in excess of cumulative non-credit losses	1	(219)
Unrealized gains (losses)	(2,359)	4,254
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(2,358)	4,205

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	12	13
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	12	13

Pension benefits, net	248	136

Total other comprehensive income (loss)	(594)	16,393

Total comprehensive income	$30,015	$50,780

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2014 and 2015
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			27,510	6,877	34,387	16,393	50,780

Proceeds from sale of capital stock	59	5,926					5,926

Cash dividends on capital stock (5.50% annualized)			(22,166)	—	(22,166)		(22,166)

Balance, March 31, 2014	16,158	$1,615,857	$652,968	$89,028	$741,996	$38,113	$2,395,966

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			24,487	6,122	30,609	(594)	30,015

Proceeds from sale of capital stock	209	20,889					20,889

Cash dividends on capital stock (4.00% annualized)			(17,008)	—	(17,008)		(17,008)

Balance, March 31, 2015	15,719	$1,571,870	$679,638	$111,592	$791,230	$46,066	$2,409,166

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$30,609	$34,387
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	12,942	4,275
Prepayment fees on advances, net of related swap termination fees	(1,862)	—
Changes in net derivative and hedging activities	11,760	7,233
Net other-than-temporary impairment losses, credit portion	—	170
Provision for (reversal of) credit losses	563	(704)
Changes in:
Accrued interest receivable	(1,442)	1,683
Other assets	(4,213)	14,932
Accrued interest payable	964	4,924
Other liabilities	13,005	95
Total adjustments, net	31,717	32,608

Net cash provided by operating activities	62,326	66,995

Investing Activities:
Changes in:
Interest-bearing deposits	(32,525)	51,737
Securities purchased under agreements to resell	(500,000)	(1,300,000)
Federal funds sold	—	(225,000)
Purchases of premises, software, and equipment	(1,373)	(1,105)
Available-for-sale securities:
Proceeds from maturities	18,976	17,928
Held-to-maturity securities:
Proceeds from maturities	432,967	182,296
Purchases	(16,197)	—
Advances:
Principal collected	17,944,283	15,213,277
Disbursed to members	(18,971,601)	(15,010,095)
Mortgage loans held for portfolio:
Principal collected	331,548	196,048
Purchases	(891,413)	(184,457)

Net cash used in investing activities	(1,685,335)	(1,059,371)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Financing Activities:
Changes in deposits	346,283	101,100
Net payments on derivative contracts with financing elements	(15,620)	(15,750)
Net proceeds from issuance of consolidated obligations:
Discount notes	13,840,829	9,327,578
Bonds	7,224,218	3,178,564
Payments for matured and retired consolidated obligations:
Discount notes	(15,248,157)	(10,343,928)
Bonds	(4,496,350)	(3,596,000)
Other Federal Home Loan Banks:
Proceeds from borrowings	—	22,000
Payments for maturities	—	(22,000)
Proceeds from sale of capital stock	20,889	5,926
Payments for redemption/repurchase of mandatorily redeemable capital stock	(120)	(1)
Cash dividends paid on capital stock	(17,008)	(22,166)

Net cash provided by (used in) financing activities	1,654,964	(1,364,677)

Net increase (decrease) in cash and due from banks	31,955	(2,357,053)

Cash and due from banks at beginning of period	3,550,939	3,318,564

Cash and due from banks at end of period	$3,582,894	$961,511

Supplemental Disclosures:
Interest paid	$74,690	$72,949
Affordable Housing Program payments	4,556	3,456
Capitalized interest on certain held-to-maturity securities	598	751
Net transfers of mortgage loans to real estate owned	—	117

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle

Basis of Presentation. The accompanying interim financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2014 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2014 Form 10-K. There have been no material changes to these policies through March 31, 2015.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates include the determination of other-than-temporary impairment of certain private-label RMBS, the fair values of derivatives and other financial instruments, and the allowance for credit losses. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Change in Accounting Principle. Effective October 1, 2014, we changed our method of accounting for the amortization and accretion of premiums and discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans held for portfolio to the contractual interest method. The contractual method recognizes the income effects of premiums and discounts in a manner that reflects the actual prepayments and other activity of the mortgage loans during that period and the contractual terms of the loans without regard to estimated prepayments based upon assumptions about future borrower activity. Historically, we deferred and amortized premiums and accreted discounts into interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the loans. While both the retrospective interest and contractual interest methods are acceptable under GAAP, the contractual interest method has become preferable for recognizing net unamortized premiums on our mortgage loans held for portfolio because (i) it reduces our reliance on subjective assumptions and estimates that affect the reported amounts of assets, capital and income in the financial statements and (ii) it represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances.

The change to the contractual method for amortizing premiums and accreting discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. For the three months ended March 31, 2014, the effect of this change was an increase to net income of $727.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table illustrates the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the three months ended March 31, 2014.

	As of and for the Three Months Ended March 31, 2014
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,175,018	$6,153,649	$(21,369)
Total assets	36,521,508	36,500,139	(21,369)
Affordable Housing Program payable	43,130	43,211	81
Total liabilities	34,104,092	34,104,173	81
Unrestricted retained earnings	671,277	652,968	(18,309)
Restricted retained earnings	92,169	89,028	(3,141)
Total retained earnings	763,446	741,996	(21,450)
Total capital	2,417,416	2,395,966	(21,450)
Total liabilities and capital	$36,521,508	$36,500,139	$(21,369)

Statements of Income:
Interest income - mortgage loans held for portfolio	$57,297	$58,105	$808
Net interest income after provision for credit losses	47,482	48,290	808
Income before assessments	37,468	38,276	808
Affordable Housing Program assessments	3,808	3,889	81
Net income	$33,660	$34,387	$727

Statements of Comprehensive Income:
Net income	$33,660	$34,387	$727
Total comprehensive income	$50,053	$50,780	$727

Statements of Capital:
Total retained earnings, as of beginning of year	$751,952	$729,775	$(22,177)
Total comprehensive income	50,053	50,780	727
Total retained earnings, as of end of year	763,446	741,996	(21,450)
Total capital	$2,417,416	$2,395,966	$(21,450)

Statements of Cash Flows:
Operating activities:
Net income	$33,660	$34,387	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	5,083	4,275	(808)
Changes in:
Other liabilities	14	95	81
Total adjustments, net	33,335	32,608	(727)
Net cash provided by operating activities	$66,995	$66,995	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Customers Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We can elect to adopt the amendments either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from other assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. We are in the process of evaluating the effect of this guidance on our financial condition, results of operations, and cash flows.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance intended to enhance consolidation analysis for legal entities such as limited partnerships, limited liability companies, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily focuses on: (i) placing more emphasis on risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE; and (iii) changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted, including adoption in an interim period. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, or cash flows is not expected to be material.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. However, this guidance did not have any effect on our financial condition, results of operations or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires entities to account for repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the interim and annual periods beginning January 1, 2015 and was adopted prospectively. However, this guidance did not have any effect on our financial condition, results of operations or cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. Specifically, such collateralized mortgage loans should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance became effective for interim and annual periods on January 1, 2015, and was adopted prospectively. However, this guidance did not have any effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Advisory Bulletin 2012-02. On April 9, 2012, the Finance Agency issued an Advisory Bulletin that established a standard and uniform methodology for adversely classifying loans, other real estate owned, and certain other assets (excluding investment securities), and prescribes the timing of asset charge-offs based on these classifications. Such requirements differed from our previous methodology and accounting policy, particularly in that, among other differences, the Advisory Bulletin states that, with certain exceptions, any loss exposure on a loan more than 180 days past due should be adversely classified and charged off. The charge-off amount is generally the excess of the loan balance over the fair value of the underlying property, less costs to sell, and adjusted for credit enhancements. The adverse classification requirements were implemented as of January 1, 2014, and the financial reporting and charge-off requirements were implemented on January 1, 2015. However, the adoption of these requirements did not have a material effect on our financial condition, results of operations or cash flows.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2015	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,146,549	$—	$18,112	$(530)	$3,164,131
Private-label RMBS	345,021	(126)	35,940	—	380,835
Total AFS securities	$3,491,570	$(126)	$54,052	$(530)	$3,544,966

December 31, 2014
GSE and TVA debentures	$3,139,037	$—	$17,430	$(1,352)	$3,155,115
Private-label RMBS	362,878	(127)	38,299	—	401,050
Total AFS securities	$3,501,915	$(127)	$55,729	$(1,352)	$3,556,165

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$189,267	$(530)	$—	$—	$189,267	$(530)
Private-label RMBS	—	—	5,411	(126)	5,411	(126)
Total impaired AFS securities	$189,267	$(530)	$5,411	$(126)	$194,678	$(656)

December 31, 2014
GSE and TVA debentures	$264,959	$(1,352)	$—	$—	$264,959	$(1,352)
Private-label RMBS	—	—	5,656	(127)	5,656	(127)
Total impaired AFS securities	$264,959	$(1,352)	$5,656	$(127)	$270,615	$(1,479)

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

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$2,480,103	$2,491,979	$2,484,379	$2,497,034
Due after five years through ten years	666,446	672,152	654,658	658,081
Total non-MBS	3,146,549	3,164,131	3,139,037	3,155,115
Total RMBS	345,021	380,835	362,878	401,050
Total AFS securities	$3,491,570	$3,544,966	$3,501,915	$3,556,165

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2015 or 2014. As of March 31, 2015, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
March 31, 2015	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
GSE debentures	$100,000	$—	$100,000	$132	$—	$100,132
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,922,180	—	2,922,180	33,476	(3,237)	2,952,419
GSE MBS	3,434,203	—	3,434,203	103,325	(441)	3,537,087
Private-label RMBS	92,982	—	92,982	552	(825)	92,709
Manufactured housing loan ABS	10,786	—	10,786	—	(1,109)	9,677
Home equity loan ABS	1,623	(163)	1,460	84	(58)	1,486
Total MBS and ABS	6,461,774	(163)	6,461,611	137,437	(5,670)	6,593,378
Total HTM securities	$6,561,774	$(163)	$6,561,611	$137,569	$(5,670)	$6,693,510

December 31, 2014
GSE debentures	$269,000	$—	$269,000	$199	$—	$269,199
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,032,494	—	3,032,494	30,598	(5,959)	3,057,133
GSE MBS	3,567,958	—	3,567,958	93,583	(104)	3,661,437
Private-label RMBS	99,879	—	99,879	360	(1,049)	99,190
Manufactured housing loan ABS	11,243	—	11,243	—	(1,164)	10,079
Home equity loan ABS	1,716	(175)	1,541	114	(77)	1,578
Total MBS and ABS	6,713,290	(175)	6,713,115	124,655	(8,353)	6,829,417
Total HTM securities	$6,982,290	$(175)	$6,982,115	$124,854	$(8,353)	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at March 31, 2015 or December 31, 2014.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$179,422	$(6)	$689,949	$(3,231)	$869,371	$(3,237)
GSE MBS	386,733	(441)	—	—	386,733	(441)
Private-label RMBS	2,890	(2)	39,141	(823)	42,031	(825)
Manufactured housing loan ABS	—	—	9,677	(1,109)	9,677	(1,109)
Home equity loan ABS	—	—	1,486	(137)	1,486	(137)
Total MBS and ABS	569,045	(449)	740,253	(5,300)	1,309,298	(5,749)
Total impaired HTM securities	$569,045	$(449)	$740,253	$(5,300)	$1,309,298	$(5,749)

December 31, 2014
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$528,242	$(1,254)	$702,768	$(4,705)	$1,231,010	$(5,959)
GSE MBS	31,554	(8)	26,013	(96)	57,567	(104)
Private-label RMBS	3,274	(3)	41,050	(1,046)	44,324	(1,049)
Manufactured housing loan ABS	—	—	10,080	(1,164)	10,080	(1,164)
Home equity loan ABS	—	—	1,579	(138)	1,579	(138)
Total MBS and ABS	563,070	(1,265)	781,490	(7,149)	1,344,560	(8,414)
Total impaired HTM securities	$563,070	$(1,265)	$781,490	$(7,149)	$1,344,560	$(8,414)

(1)
For home equity loan ABS, total unrealized losses does not agree to total gross unrecognized holding losses at March 31, 2015 and December 31, 2014 of $(58) and $(77), respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $(163) and $(175), respectively, and gross unrecognized holding gains on previously OTTI securities of $84 and $114, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2015			December 31, 2014
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$100,000	$100,000	$100,132	$169,000	$169,000	$169,099
Due after one year through five years	—	—	—	100,000	100,000	100,100
Total non-MBS	100,000	100,000	100,132	269,000	269,000	269,199
Total MBS and ABS	6,461,774	6,461,611	6,593,378	6,713,290	6,713,115	6,829,417
Total HTM securities	$6,561,774	$6,561,611	$6,693,510	$6,982,290	$6,982,115	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. We evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI on a quarterly basis. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss equal to the entire difference between the security's amortized cost basis and its estimated fair value at the Statement of Condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost basis of the security as described in Note 1 - Summary of Significant Accounting Policies and Note 6 - Other-Than-Temporary Impairment in our 2014 Form 10-K.

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3% to an increase of 8% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 1% to an increase of 5%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Results of OTTI Evaluation Process. As a result of our analysis, OTTI credit losses were recognized for no securities for the three months ended March 31, 2015 and one security for the three months ended March 31, 2014. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost. The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended March 31,
Credit Loss Rollforward	2015	2014
Balance at beginning of period	$69,626	$72,287
Additions:
Additional credit losses for which OTTI was previously recognized (1)	—	170
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(1,252)	—
Balance at end of period	$68,374	$72,457

(1)	For the three months ended March 31, 2014, the amount relates to one security impaired prior to January 1, 2014.

The following table presents the March 31, 2015 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	March 31, 2015
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$406,606	$345,021	$380,835
Home equity loan ABS - subprime	713	683	521	604	—	—	—
Total	$713	$683	$521	$604	$406,606	$345,021	$380,835

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2015 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with interest rates ranging from 0.02% to 7.53%.

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$—	—
Due in 1 year or less	7,342,449	0.82	7,406,652	0.83
Due after 1 year through 2 years	2,477,483	1.33	2,529,649	1.28
Due after 2 years through 3 years	2,957,011	1.61	2,331,427	1.57
Due after 3 years through 4 years	1,718,911	2.18	2,047,262	2.05
Due after 4 years through 5 years	2,186,026	1.78	1,571,567	2.51
Thereafter	4,975,641	1.40	4,743,645	1.31
Total advances, par value	21,657,521	1.33	20,630,202	1.33
Fair-value hedging adjustments	147,516		117,118
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	40,790		42,347
Total advances	$21,845,827		$20,789,667

Prepayments. At March 31, 2015 and December 31, 2014, we had $5.8 billion and $5.6 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

At March 31, 2015 and December 31, 2014, we had putable advances outstanding totaling $184,000 and $179,000, respectively.

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$—	$—	$—	$—
Due in 1 year or less	11,662,064	11,293,767	7,489,949	7,574,152
Due after 1 year through 2 years	2,746,483	2,533,649	2,437,483	2,499,649
Due after 2 years through 3 years	2,619,261	2,208,677	2,879,511	2,233,927
Due after 3 years through 4 years	1,488,911	1,847,262	1,693,911	2,012,262
Due after 4 years through 5 years	1,551,026	1,506,567	2,206,026	1,566,567
Thereafter	1,589,776	1,240,280	4,950,641	4,743,645
Total advances, par value	$21,657,521	$20,630,202	$21,657,521	$20,630,202

Credit Risk Exposure and Security Terms. At March 31, 2015 and December 31, 2014, we had a total of $11.4 billion and $8.3 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 53% and 40%, respectively, of total advances at par outstanding on those dates, were made to seven and five borrowers, respectively. At March 31, 2015 and December 31, 2014, we held $21.9 billion and $15.1 billion, respectively, of UPB of collateral to cover the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

	March 31, 2015
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,766,259	$416,641	$6,182,900
Fixed-rate medium-term (1) mortgages	1,015,285	75,788	1,091,073
Total mortgage loans held for portfolio, UPB	6,781,544	492,429	7,273,973
Unamortized premiums	130,595	8,382	138,977
Unamortized discounts	(3,990)	(292)	(4,282)
Fair-value hedging adjustments	5,807	(461)	5,346
Allowance for loan losses	(2,000)	(250)	(2,250)
Total mortgage loans held for portfolio, net	$6,911,956	$499,808	$7,411,764

	December 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,233,682	$428,758	$5,662,440
Fixed-rate medium-term (1) mortgages	963,083	78,919	1,042,002
Total mortgage loans held for portfolio, UPB	6,196,765	507,677	6,704,442
Unamortized premiums	107,876	8,726	116,602
Unamortized discounts	(1,874)	(302)	(2,176)
Fair-value hedging adjustments	4,369	(475)	3,894
Allowance for loan losses	(2,250)	(250)	(2,500)
Total mortgage loans held for portfolio, net	$6,304,886	$515,376	$6,820,262

(1)	Defined as a term of 15 years or less at origination.

	March 31, 2015
Type	MPP	MPF	Total
Conventional	$6,170,172	$393,995	$6,564,167
Government	611,372	98,434	709,806
Total mortgage loans held for portfolio, UPB	$6,781,544	$492,429	$7,273,973

	December 31, 2014
Type	MPP	MPF	Total
Conventional	$5,562,460	$406,469	$5,968,929
Government	634,305	101,208	735,513
Total mortgage loans held for portfolio, UPB	$6,196,765	$507,677	$6,704,442

For information related to our credit risk on mortgage loans and allowance for loan losses, see Note 8 - Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio. A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables, placing them on non-accrual status, and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2014 Form 10-K.

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be indicators of credit quality on the borrower's credit products. At March 31, 2015 and December 31, 2014, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2015 and December 31, 2014, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the three months ended March 31, 2015 and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products. Accordingly, at March 31, 2015 and December 31, 2014, no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 16 - Commitments and Contingencies.

Mortgage Loans.

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

In the first quarter of 2015, we changed our technique for estimating losses on mortgage loans past due 180 days or more to use loan-level property values obtained from a third-party model. A significant haircut was applied to these loan-level values to capture the potential impact of severely distressed property sales. The reduced values were then aggregated to the pool level and were further reduced for estimated liquidation costs to determine the estimated liquidation value.

Credit Enhancements.

The following table presents the actual activity in the LRA.

	Three Months Ended March 31,
LRA Activity	2015	2014
Balance of LRA, beginning of period	$61,949	$45,330
Additions	10,549	2,426
Claims paid	(186)	(636)
Distributions	(134)	(162)
Balance of LRA, end of period	$72,178	$46,958

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

MPP Credit Enhancements. The following table presents the projected impact of credit enhancements on the allowance.

MPP Credit Waterfall	March 31, 2015	December 31, 2014
Estimated losses remaining after borrower's equity, before credit enhancements	$20,085	$25,232
Portion of estimated losses recoverable from PMI	(2,867)	(3,301)
Portion of estimated losses recoverable from LRA (1)	(3,238)	(5,334)
Portion of estimated losses recoverable from SMI	(12,219)	(14,587)
Allowance for unrecoverable PMI/SMI	239	240
Allowance for MPP loan losses	$2,000	$2,250

(1)	Amounts recoverable limited to (i) incurred losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA.

MPF Credit Enhancements. CE fees paid to PFIs were $94 and $102 for the three months ended March 31, 2015 and 2014, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

If losses occur in an MCC, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of March 31, 2015 and December 31, 2014, our exposure under the FLA was $3,451 and $3,431, respectively, with CE obligations available to cover losses in excess of the FLA totaling $26,862 and $26,851, respectively. Any estimated losses that would be absorbed by the CE obligation are not reserved for as part of our allowance for loan losses. Accordingly, the calculated allowance was reduced by $1 and $2 as of March 31, 2015 and December 31, 2014, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. The resulting allowance for MPF loan losses at March 31, 2015 and December 31, 2014 was $250.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, December 31, 2014	$2,250	$250	$2,500
Charge-offs, net of recoveries	(813)	—	(813)
Provision for (reversal of) loan losses	563	—	563
Allowance for loan losses, March 31, 2015	$2,000	$250	$2,250

Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs, net of recoveries	(287)	(9)	(296)
Provision for (reversal of) loan losses	(713)	9	(704)
Allowance for loan losses, March 31, 2014	$3,000	$500	$3,500

Allowance for Loan Losses, March 31, 2015
Loans collectively evaluated for impairment	$1,415	$250	$1,665
Loans individually evaluated for impairment (1)	585	—	585
Total allowance for loan losses	$2,000	$250	$2,250

Allowance for Loan Losses, December 31, 2014
Loans collectively evaluated for impairment	$1,776	$250	$2,026
Loans individually evaluated for impairment (1)	474	—	474
Total allowance for loan losses	$2,250	$250	$2,500

Recorded Investment, March 31, 2015
Loans collectively evaluated for impairment	$6,299,836	$402,731	$6,702,567
Loans individually evaluated for impairment (1)	19,823	—	19,823
Total recorded investment	$6,319,659	$402,731	$6,722,390

Recorded Investment, December 31, 2014
Loans collectively evaluated for impairment	$5,667,524	$415,569	$6,083,093
Loans individually evaluated for impairment (1)	19,889	—	19,889
Total recorded investment	$5,687,413	$415,569	$6,102,982

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal that was previously paid in full by the servicers as of March 31, 2015 and December 31, 2014 of $4,482 and $5,519, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP conventional loan allowance for loan losses includes $113 and $153 for these potential claims as of March 31, 2015 and December 31, 2014, respectively.

As a result of our recent loss history, for conventional mortgage loans that are 180 days or more delinquent and/or where the borrower has filed for bankruptcy, we charge off the portion of the outstanding balance in excess of estimated fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio March 31, 2015	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$49,608	$17,842	$908	$1,645	$70,003
Past due 60-89 days	12,485	5,336	1	451	18,273
Past due 90 days or more	43,995	3,694	336	250	48,275
Total past due	106,088	26,872	1,245	2,346	136,551
Total current	6,213,571	595,376	401,486	97,433	7,307,866
Total mortgage loans, recorded investment	6,319,659	622,248	402,731	99,779	7,444,417
Net unamortized premiums	(118,092)	(8,513)	(7,104)	(986)	(134,695)
Fair-value hedging adjustments	(5,726)	(81)	408	53	(5,346)
Accrued interest receivable	(25,669)	(2,282)	(2,040)	(412)	(30,403)
Total mortgage loans held for portfolio, UPB	$6,170,172	$611,372	$393,995	$98,434	$7,273,973

Other Delinquency Statistics March 31, 2015
In process of foreclosure (1)	$30,234	$—	$—	$—	$30,234
Serious delinquency rate (2)	0.70%	0.59%	0.08%	0.25%	0.65%
Past due 90 days or more still accruing interest (3)	$41,689	$3,694	$—	$250	$45,633
On non-accrual status	5,438	—	336	—	5,774

Mortgage Loans Held for Portfolio December 31, 2014	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$59,365	$25,954	$1,011	$1,287	$87,617
Past due 60-89 days	14,879	6,010	252	657	21,798
Past due 90 days or more	49,128	3,636	1	483	53,248
Total past due	123,372	35,600	1,264	2,427	162,663
Total current	5,564,041	609,711	414,305	100,184	6,688,241
Total mortgage loans, recorded investment	5,687,413	645,311	415,569	102,611	6,850,904
Net unamortized premiums	(97,411)	(8,591)	(7,400)	(1,024)	(114,426)
Fair-value hedging adjustments	(4,323)	(45)	417	57	(3,894)
Accrued interest receivable	(23,219)	(2,370)	(2,117)	(436)	(28,142)
Total mortgage loans held for portfolio, UPB	$5,562,460	$634,305	$406,469	$101,208	$6,704,442

Other Delinquency Statistics December 31, 2014
In process of foreclosure (1)	$32,369	$—	$—	$—	$32,369
Serious delinquency rate (2)	0.86%	0.56%	—%	0.47%	0.78%
Past due 90 days or more still accruing interest (3)	$46,341	$3,636	$—	$483	$50,460
On non-accrual status	7,207	—	1	—	7,208

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal and interest amounts that were previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Many government, including FHA, loans are repurchased by the servicers when they reach 90 days or more delinquent status, similar to the rules for servicers of Ginnie Mae MBS, resulting in the lower serious delinquency rate for government loans.

(3)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual.

Troubled Debt Restructurings. The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	March 31, 2015			December 31, 2014
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$15,494	$4,329	$19,823	$13,744	$6,145	$19,889

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment was not materially different than the post-modification recorded investment in TDRs.

During the three months ended March 31, 2015 and 2014, certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced an initial payment default at the end of such periods was $206 and $96 for the three months ended March 31, 2015 and 2014, respectively. However, a loan can experience another payment default in a subsequent period.

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

	March 31, 2015			December 31, 2014
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$15,494	$15,378	$—	$13,744	$13,647	$—
MPP conventional loans with allowance for loan losses	4,329	4,302	472	6,145	6,099	321
Total	$19,823	$19,680	$472	$19,889	$19,746	$321

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$15,516	$223	$17,505	$255
MPP conventional loans with allowance for loan losses	4,339	64	1,162	16
Total	$19,855	$287	$18,667	$271

There were no MPF TDRs during the three months ended March 31, 2015 or 2014.

Note 9 - Derivatives and Hedging Activities

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. The following table presents the notional amount and estimated fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and the related accrued interest.

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2015	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$30,447,727	$42,465	$342,265
Total derivatives designated as hedging instruments	30,447,727	42,465	342,265
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,034,860	149	1,421
Interest-rate caps/floors	340,500	205	—
Interest-rate forwards	271,700	190	213
MDCs	269,934	925	24
Total derivatives not designated as hedging instruments	1,916,994	1,469	1,658
Total derivatives before adjustments	$32,364,721	43,934	343,923
Netting adjustments and cash collateral (1)		(1,241)	(235,241)
Total derivatives, net		$42,693	$108,682

December 31, 2014
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,527,697	$55,095	$331,546
Total derivatives designated as hedging instruments	27,527,697	55,095	331,546
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,476,365	330	735
Interest-rate caps/floors	340,500	312	—
Interest-rate forwards	252,100	—	1,631
MDCs	252,418	711	6
Total derivatives not designated as hedging instruments	2,321,383	1,353	2,372
Total derivatives before adjustments	$29,849,080	56,448	333,918
Netting adjustments and cash collateral (1)		(30,961)	(230,665)
Total derivatives, net		$25,487	$103,253

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral placed was $234,000 and $201,284 at March 31, 2015 and December 31, 2014, respectively. Cash collateral held was $0 and $1,580 at March 31, 2015 and December 31, 2014, respectively.

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

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral	$32,466	$295,503	$48,532	$308,041
Cleared	10,353	48,183	7,205	24,240
Total gross recognized amount	42,819	343,686	55,737	332,281
Gross amounts of netting adjustments and cash collateral
Bilateral	(32,352)	(187,058)	(48,389)	(206,425)
Cleared	31,111	(48,183)	17,428	(24,240)
Total gross amounts of netting adjustments and cash collateral	(1,241)	(235,241)	(30,961)	(230,665)
Net amounts after netting adjustments and cash collateral
Bilateral	114	108,445	143	101,616
Cleared	41,464	—	24,633	—
Total net amounts after netting adjustments and cash collateral	41,578	108,445	24,776	101,616
Derivative instruments not meeting netting requirements (1)	1,115	237	711	1,637
Total derivatives, at estimated fair value	$42,693	$108,682	$25,487	$103,253

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended March 31,
Type of Hedge	2015	2014
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$109	$(611)
Total net gain (loss) related to fair-value hedge ineffectiveness	109	(611)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(795)	1,343
Interest-rate caps/floors	(106)	(462)
Interest-rate forwards	(3,321)	(725)
Net interest settlements	291	2,725
MDCs	1,942	698
Total net gain (loss) on derivatives not designated as hedging instruments	(1,989)	3,579
Net gains (losses) on derivatives and hedging activities	$(1,880)	$2,968

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2015	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(36,952)	$35,705	$(1,247)	$(39,427)
AFS securities	(10,898)	10,319	(579)	(24,429)
CO bonds	15,060	(13,125)	1,935	16,596
Total	$(32,790)	$32,899	$109	$(47,260)

Three Months Ended March 31, 2014
Advances	$(1,303)	$2,408	$1,105	$(36,400)
AFS securities	1,234	(1,060)	174	(24,495)
CO bonds	24,672	(26,562)	(1,890)	18,625
Total	$24,603	$(25,214)	$(611)	$(42,270)

(1)
Includes the effect of derivatives in fair-value hedging relationships on net interest income that is recorded in the interest income/expense line item of the respective hedged items. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships are reported in other income (loss).

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2015 was $263,151 for which we have posted collateral, including accrued interest, with an estimated fair value of $154,706 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $237 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $5,493 of collateral (at estimated fair value) to our bilateral derivative counterparties at March 31, 2015.

For cleared derivatives, the clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at March 31, 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Although we are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations totaled $812.2 billion and $847.2 billion at March 31, 2015 and December 31, 2014, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2015	December 31, 2014
Book value	$11,161,162	$12,567,696
Par value	11,165,225	12,570,811

Weighted average effective interest rate	0.13%	0.12%

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,241,310	0.34	$11,695,550	0.33
Due after 1 year through 2 years	2,612,610	1.23	2,018,510	1.49
Due after 2 years through 3 years	2,512,250	1.75	2,158,950	1.76
Due after 3 years through 4 years	1,161,350	1.67	1,934,100	1.49
Due after 4 years through 5 years	1,769,075	2.80	999,700	2.51
Thereafter	5,924,500	3.17	6,692,000	3.11
Total CO bonds, par value	28,221,095	1.35	25,498,810	1.44
Unamortized premiums	30,967		27,138
Unamortized discounts	(14,387)		(14,913)
Fair-value hedging adjustments	5,536		(7,897)
Total CO bonds	$28,243,211		$25,503,138

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	March 31, 2015	December 31, 2014
Non-callable / non-putable	$20,601,095	$17,253,810
Callable	7,620,000	8,245,000
Total CO bonds, par value	$28,221,095	$25,498,810

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$21,728,310	$19,918,550
Due after 1 year through 2 years	2,121,610	1,651,510
Due after 2 years through 3 years	1,044,250	883,950
Due after 3 years through 4 years	638,350	461,100
Due after 4 years through 5 years	1,153,075	543,700
Thereafter	1,535,500	2,040,000
Total CO bonds, par value	$28,221,095	$25,498,810

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2015	2014
Balance at beginning of period	$36,899	$42,778
Assessment (expense)	3,416	3,889
Subsidy usage, net (1)	(4,556)	(3,456)
Balance at end of period	$35,759	$43,211

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2014 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2015 and December 31, 2014. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2015		December 31, 2014
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$529,123	$2,378,653	$566,683	$2,344,283

Regulatory permanent capital-to-asset ratio	4.00%	5.45%	4.00%	5.60%
Regulatory permanent capital	$1,746,046	$2,378,653	$1,674,121	$2,344,283

Leverage ratio	5.00%	8.17%	5.00%	8.40%
Leverage capital	$2,182,557	$3,567,980	$2,092,652	$3,516,425

Mandatorily Redeemable Capital Stock. At March 31, 2015 and December 31, 2014, we had $15,553 and $15,673, respectively, in capital stock subject to mandatory redemption, which is classified as a liability. There were eight former members holding MRCS at March 31, 2015 and December 31, 2014.

The following tables present the activity in MRCS and distributions on MRCS.

	Three Months Ended March 31,
MRCS Activity	2015	2014
Liability at beginning of period	$15,673	$16,787
Redemptions/repurchases	(120)	(1)
Liability at end of period	$15,553	$16,786

	Three Months Ended March 31,
MRCS Distributions	2015	2014
Recorded as interest expense	$134	$610
Recorded as distributions from retained earnings	—	—
Total	$134	$610

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of our stock requirement for that institution. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $463,582 at March 31, 2015, which was 1.1% of our total assets. Therefore, we are currently not permitted to issue new excess stock to members or distribute stock dividends.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	12,039	4,254	—	—	16,293
Net change in fair value	—	(219)	—	—	(219)
Accretion of non-credit losses	—	—	13	—	13
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	170	—	—	170
Pension benefits	—	—	—	136	136
Total other comprehensive income	12,039	4,205	13	136	16,393
Balance, March 31, 2014	$12,356	$30,141	$(228)	$(4,156)	$38,113

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	1,504	(2,359)	—	—	(855)
Net change in fair value	—	1	—	—	1
Accretion of non-credit loss	—	—	12	—	12
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits	—	—	—	248	248
Total other comprehensive income	1,504	(2,358)	12	248	(594)
Balance, March 31, 2015	$17,582	$35,814	$(163)	$(7,167)	$46,066

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$30,921	$17,818	$48,739	$30,998	$16,588	$47,586
Provision for (reversal of) credit losses	—	563	563	—	(704)	(704)
Other income (loss)	4,864	(1,288)	3,576	5,883	2	5,885
Other expenses	15,097	2,630	17,727	13,782	2,117	15,899
Income before assessments	20,688	13,337	34,025	23,099	15,177	38,276
Affordable Housing Program assessments	2,082	1,334	3,416	2,371	1,518	3,889
Net income	$18,606	$12,003	$30,609	$20,728	$13,659	$34,387

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2015	$36,239,376	$7,411,764	$43,651,140
December 31, 2014	35,032,770	6,820,262	41,853,032

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Estimated Fair Values

We review the fair value hierarchy classifications of our financial instruments on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the three months ended March 31, 2015 or 2014.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	March 31, 2015
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$3,582,894	$3,582,894	$3,582,894	$—	$—	$—
Interest-bearing deposits	289	289	—	289	—	—
Securities Purchased Under Agreements to Resell	500,000	500,000	—	500,000	—	—
AFS securities	3,544,966	3,544,966	—	3,164,131	380,835	—
HTM securities	6,561,611	6,693,510	—	6,589,638	103,872	—
Advances	21,845,827	21,906,253	—	21,906,253	—	—
Mortgage loans held for portfolio, net	7,411,764	7,750,994	—	7,713,652	37,342	—
Accrued interest receivable	84,312	84,312	—	84,312	—	—
Derivative assets, net	42,693	42,693	—	43,934	—	(1,241)
Grantor trust assets (included in other assets)	13,133	13,133	13,133	—	—	—

Liabilities:
Deposits	1,431,905	1,431,905	—	1,431,905	—	—
Consolidated Obligations:
Discount notes	11,161,162	11,165,225	—	11,165,225	—	—
Bonds	28,243,211	28,719,935	—	28,719,935	—	—
Accrued interest payable	77,998	77,998	—	77,998	—	—
Derivative liabilities, net	108,682	108,682	—	343,923	—	(235,241)
MRCS	15,553	15,553	15,553	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2014 Form 10-K. No changes have been made in the current year, except as disclosed below.

Mortgage Loans Held for Portfolio. We record non-recurring fair value adjustments to reflect partial charge-offs on certain mortgage loans. We estimate the fair value of these assets using a current property value obtained from a third-party model with a haircut applied to the modeled values to capture potentially distressed property sales.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present by level within the fair value hierarchy the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition. We did not have any financial assets or liabilities recorded at estimated fair value on a non-recurring basis on our statement of condition as of December 31, 2014.

					Netting
March 31, 2015	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,164,131	$—	$3,164,131	$—	$—
Private-label RMBS	380,835	—	—	380,835	—
Total AFS securities	3,544,966	—	3,164,131	380,835	—
Derivative assets:
Interest-rate related	41,578	—	42,819	—	(1,241)
Interest-rate forwards	190	—	190	—	—
MDCs	925	—	925	—	—
Total derivative assets, net	42,693	—	43,934	—	(1,241)
Grantor trust assets (included in other assets)	13,133	13,133	—	—	—
Total recurring assets at estimated fair value	$3,600,792	$13,133	$3,208,065	$380,835	$(1,241)

Derivative liabilities:
Interest-rate related	$108,445	$—	$343,686	$—	$(235,241)
Interest-rate forwards	213	—	213	—	—
MDCs	24	—	24	—	—
Total derivative liabilities, net	108,682	—	343,923	—	(235,241)
Total recurring liabilities at estimated fair value	$108,682	$—	$343,923	$—	$(235,241)

Mortgage loans held for portfolio	$6,207	$—	$—	$6,207	$—
Total non-recurring assets at estimated fair value	$6,207	$—	$—	$6,207	$—

December 31, 2014
AFS securities:
GSE and TVA debentures	$3,155,115	$—	$3,155,115	$—	$—
Private-label RMBS	401,050	—	—	401,050	—
Total AFS securities	3,556,165	—	3,155,115	401,050	—
Derivative assets:
Interest-rate related	24,776	—	55,737	—	(30,961)
MDCs	711	—	711	—	—
Total derivative assets, net	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	—	—	—
Total recurring assets at estimated fair value	$3,594,632	$12,980	$3,211,563	$401,050	$(30,961)

Derivative liabilities:
Interest-rate related	$101,616	$—	$332,281	$—	$(230,665)
Interest-rate forwards	1,631	—	1,631	—	—
MDCs	6	—	6	—	—
Total derivative liabilities, net	103,253	—	333,918	—	(230,665)
Total recurring liabilities at estimated fair value	$103,253	$—	$333,918	$—	$(230,665)

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

	Three Months Ended March 31,
Level 3 Rollforward	2015	2014
Balance, beginning of period	$401,050	$469,685
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	1,119	21
Net gains (losses) on changes in fair value in other income (loss)	—	(170)
Net change in fair value not in excess of cumulative non-credit losses in OCI	1	(219)
Unrealized gains (losses) in OCI	(2,359)	4,254
Reclassification of non-credit portion in OCI to other income (loss)	—	170
Purchases, issuances, sales and settlements:
Settlements	(18,976)	(17,929)
Balance, end of period	$380,835	$455,812

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,119	$(149)

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2015
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$99,372	$147,946	$247,318
Unused lines of credit (1)	1,003,077	—	1,003,077
Commitments to fund additional advances (2)	77,356	—	77,356
Commitments to fund or purchase mortgage loans (3)	269,934	—	269,934
Unsettled CO bonds, at par (4)	171,270	—	171,270

(1)	Maximum line of credit amount is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $115,270 hedged with associated interest-rate swaps.

Pledged Collateral. At March 31, 2015 and December 31, 2014, we had pledged cash collateral, at par, of $233,986 and $201,267, respectively, to counterparties and clearing agents. At March 31, 2015 and December 31, 2014, we had not pledged any securities as collateral.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments totaled $4,732 and $2,414, net of legal fees and litigation expenses, for the three months ended March 31, 2015 and 2014, respectively, and were recorded in other income.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 15 - Estimated Fair Values.

Note 17 - Transactions with Related Parties

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS. We had no related parties at March 31, 2015 or December 31, 2014 as no institution had capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS.

Flagstar Bank, FSB was a related party at March 31, 2014. We had net advances to Flagstar for the three months ended March 31, 2014 of $137,000.

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
March 31, 2015	$40,213	3%	$260,784	1%	$169,580	2%
December 31, 2014	40,213	3%	261,146	1%	167,072	2%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The following table presents net advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the dates of the directors' appointments and term endings.

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2015	2014
Net advances (repayments)	$(362)	$(12,335)
Mortgage loans purchased	7,390	4,735

Transactions with Other FHLBanks. During the three months ended March 31, 2015 and 2014, we purchased $0 and $11,011, respectively, of participation interests from the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF program. Beginning in July 2012, we pay an MPF Provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in other expenses. For the three months ended March 31, 2015 and 2014, we paid such fees of $69 and $75, respectively.

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
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2014 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in this Form 10-Q in Item 1. Financial Statements.

As used in this Item 2, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Form 10-Q that are defined in the Glossary of Terms located in Item 1. Financial Statements.

Unless otherwise stated, amounts are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-Q, including statements describing our objectives, projections, estimates or predictions, may be considered to be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

Our public policy mission is to facilitate and expand the availability of financing for housing and community development. We seek to achieve our mission by providing products and services to our members in a safe, sound, and profitable manner, and by generating a reasonable, risk-adjusted return on their capital investment. See Item 1. Business - Background Information in our 2014 Form 10-K for more information.

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

Our net interest income is primarily determined by the interest spread between the interest earned on our assets and the interest paid on our share of the consolidated obligations. We use funding and hedging strategies to manage the related interest-rate risk.

We group our products and services within two operating segments:

•
Traditional, which consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage loans, which consist of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests previously purchased from the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing interest rates; and the economies in our district states and their impact on our member financial institutions.

Global Economy. On February 11, 2015, Moody’s issued its Global Macro Outlook for 2015-16, focusing on the limited impact of lower oil prices on economic growth. The United States was cited as one of the countries where real income gains stemming from lower energy prices would increase spending in other market segments. In contrast, in nations where concerns such as unemployment, political uncertainty or tight fiscal policy are prevalent, the potential benefit of lower energy costs may not translate to economic growth. Nations with economies driven by oil production could face more significant challenges. The report also cites the possibility of an uncertain response to a tightening of United States monetary policy that could lead to a stronger dollar and lower capital flows in the emerging markets.

The International Money Fund’s April 2015 World Economic Outlook projects global growth will be 3.5% during 2015. However, the growth is likely to be uneven, with advanced economies improving and emerging and oil-dependent economies experiencing lower growth rates.

United States Economy. The United States Gross Domestic Product ("GDP") for the fourth quarter of 2014 was finalized at a 2.2% increase, reflecting positive contributions from personal consumption, nonresidential fixed investment, exports, state and local government spending, and residential fixed investment that were partly offset by negative contributions from federal government spending and private inventory investment, according to the Department of Commerce.

In its report dated February 11, 2015, Moody’s projects GDP growth rates of 3.2% and 2.8% for 2015 and 2016, respectively. A GDP growth range of 2.5% to 3.5% was forecast for both years. The United States unemployment rate is expected to decline from a 5.0% to 6.0% range for 2015 to a 4.5% to 5.5% range for 2016. The report suggests the FOMC will begin increasing the Federal Funds target rate during the second half of 2015, with gradual increases that keep the rate under 2.0% through 2016.

Freddie Mac’s April 2015 United States Economic and Housing Market Outlook cites the recent growth of pending home sales as a sign of momentum that could lead to the highest annual home sales volume since 2007. Any delay of a Fed Funds rate hike would be expected to bolster home sales.

On April 29, 2015, the FOMC reported that information received suggests that economic growth slowed during recent months, as the rate of job gains moderated and the unemployment rate remained steady. Growth in household spending declined; households’ real incomes rose strongly, partly reflecting earlier declines in energy prices. Inflation continued to run below the FOMC’s longer-run objective.

The FOMC expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace, with labor market indicators moving toward maximum employment and inflation gradually rising toward 2%. The FOMC reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate. An increase of the target range for the fed funds rate is expected to be based on further improvement in the labor market and confidence that inflation is moving back to the 2% objective over the medium term.

Indiana and Michigan Economies. The Bureau of Labor Statistics reported that Michigan’s preliminary unemployment rate was 5.6% for March 2015, while Indiana’s preliminary rate was 5.8%, compared to the national rate of 5.5%. On April 7, 2015, the Research Seminar in Quantitative Economics at the University of Michigan projected Michigan’s annualized job growth rate to spike to 3.8% during the first quarter of 2015. Slower quarterly growth rates are projected through the rest of 2015 and 2016. Anticipated job growth is projected to boost personal income by 4.8% in 2015 and 4.7% in 2016. The Center for Econometric Research at Indiana University projects Indiana’s employment and annual income growth rates to be similar to national rates.

Information provided by Black Knight Financial Services for February 2015 shows that Indiana had a non-current mortgage rate (loans past due 30 days or more) of 8.3%, and Michigan had a non-current mortgage rate of 5.9%, compared to the national rate of 6.9%.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets. Taxable money market fund holdings of agency debt fell steadily during the first quarter of 2015.

During the first quarter of 2015, Treasury rates decreased from year-end 2014. The 10-year Treasury rate closed the quarter at 1.9%, approximately 24 bps below the year-end 2014 rate.

FOMC’s April 29, 2015 report stated its intention to maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. This policy of maintaining sizable holdings of longer-term securities is expected to help maintain accommodative financial conditions.

Selected Financial Data

The following table presents a summary of certain financial information ($ amounts in millions). Our change in the fourth quarter of 2014 to the contractual method for amortizing premiums and accreting discounts on our mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. See Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for more information.

	As of and for the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Statement of Condition:
Advances	$21,846	$20,789	$19,325	$19,248	$17,129
Investments (1)	10,607	10,539	10,647	10,801	12,107
Mortgage loans held for portfolio, net	7,412	6,820	6,449	6,230	6,154
Total assets	43,651	41,853	41,015	39,034	36,500
Discount notes	11,161	12,568	10,106	9,001	6,418
CO bonds	28,243	25,503	26,914	26,250	26,190
Total consolidated obligations	39,404	38,071	37,020	35,251	32,608
MRCS	16	16	16	17	17
Capital stock, Class B putable	1,572	1,551	1,726	1,667	1,616
Retained earnings (2)	791	777	777	760	742
AOCI	46	47	57	47	38
Total capital	2,409	2,375	2,560	2,474	2,396

Statement of Income:
Net interest income	$49	$49	$45	$43	$47
Provision for (reversal of) credit losses	1	—	—	—	(1)
Other income (loss)	4	(10)	7	10	6
Other expenses	18	19	16	17	16
Affordable Housing Program assessments	3	2	4	3	4
Net income	$31	$18	$32	$33	$34

Selected Financial Ratios:
Net interest margin (3)	0.47%	0.46%	0.45%	0.46%	0.52%
Return on average equity (4)	4.43%	2.65%	4.44%	4.81%	5.57%
Return on average assets (4)	0.26%	0.16%	0.28%	0.31%	0.35%
Weighted average dividend rate (5)	4.00%	3.75%	3.75%	3.75%	5.50%
Dividend payout ratio (6)	55.57%	97.21%	48.07%	44.65%	64.46%
Total capital ratio (7)	5.52%	5.68%	6.24%	6.34%	6.56%
Total regulatory capital ratio (8)	5.45%	5.60%	6.14%	6.26%	6.51%
Average equity to average assets	5.92%	6.16%	6.28%	6.41%	6.34%

(1)	Consists of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)
Annualized. For the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014, the annualization was adjusted to remove the impact of litigation settlements related to our private-label RMBS in those periods. Without the adjustment, return on average equity during those periods was 4.95%, 2.63%, 5.02%, 5.49%, and 5.85%, respectively, and return on average assets was 0.29%, 0.16%, 0.32%, 0.35%, and 0.37%, respectively.

(5)
Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS). The weighted average dividend rate for the three months ended March 31, 2014 includes a supplemental dividend of 2.0%.

(6)
Dividends paid in cash during the period divided by net income for the period. The three months ended March 31, 2014 includes a supplemental dividend of 2.0%. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, would be 101.94%, 50.50%, 46.22%, 43.38% and 28.47% respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2015 and 2014. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Comparative Highlights	2015	2014	$ Change	% Change
Net interest income	$49	$47	$2	2%
Provision for (reversal of) credit losses	1	(1)	2	180%
Net interest income after provision for credit losses	48	48	—	—%
Other income	4	6	(2)	(39%)
Other expenses	18	16	2	11%
Income before assessments	34	38	(4)	(11%)
AHP assessments	3	4	(1)	(12%)
Net income	31	34	(3)	(11%)
Total other comprehensive income (loss)	(1)	16	(17)	(104%)
Total comprehensive income	$30	$50	$(20)	(41%)

The decrease in net income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to unrealized losses in 2015 related to derivative and hedging activities, partially offset by higher net proceeds from litigation settlements related to certain of our private-label RMBS.

The decrease in total other comprehensive income for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to a decrease in the fair value of AFS securities during the three months ended March 31, 2015 compared to an increase in the fair value of AFS securities for the same period in 2014.

Changes in Financial Condition for the Three Months Ended March 31, 2015. The following table presents the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2015	December 31, 2014	$ Change	% Change
Advances	$21,846	$20,789	$1,057	5%
Mortgage loans held for portfolio, net	7,412	6,820	592	9%
Investments (1)	10,607	10,539	68	1%
Other assets (2)	3,786	3,705	81	2%
Total assets	$43,651	$41,853	$1,798	4%

Consolidated obligations	$39,404	$38,071	$1,333	4%
MRCS	16	16	—	(1%)
Other liabilities	1,822	1,391	431	31%
Total liabilities	41,242	39,478	1,764	4%
Capital stock, Class B putable	1,572	1,551	21	1%
Retained earnings (3)	791	777	14	2%
AOCI	46	47	(1)	(1%)
Total capital	2,409	2,375	34	1%
Total liabilities and capital	$43,651	$41,853	$1,798	4%

Total regulatory capital (4)	$2,379	$2,344	$35	1%

(1)	Includes interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes cash and due from banks of $3,583 million and $3,551 million at March 31, 2015 and December 31, 2014, respectively.

(3)	Includes restricted retained earnings of $111 million and $105 million at March 31, 2015 and December 31, 2014, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at March 31, 2015 compared to December 31, 2014 was primarily attributable to an increase in advances and mortgage loans.

The increase in total liabilities at March 31, 2015 compared to December 31, 2014 was primarily attributable to an increase in consolidated obligations to fund our asset growth.

Total capital was essentially unchanged from December 31, 2014.

Analysis of Results of Operations for the Three Months Ended March 31, 2015 and 2014.

Net Interest Income. Net interest income, which is primarily the interest income on advances, mortgage loans held for portfolio, short-term investments, and investment securities less the interest expense on consolidated obligations and interest-bearing deposits, is our primary source of earnings.

The following tables present average balances (calculated daily), interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,416	$1	0.09%	$2,994	$1	0.05%
Investment securities (2)	10,260	36	1.43%	10,633	38	1.46%
Advances (3)	21,012	28	0.54%	17,057	29	0.69%
Mortgage loans held for portfolio (3)	7,059	62	3.58%	6,164	58	3.82%
Other assets (interest-earning) (4)	244	—	0.34%	316	—	0.22%
Total interest-earning assets	41,991	127	1.23%	37,164	126	1.38%
Other assets (5)	398			418
Total assets	$42,389			$37,582

Liabilities and Capital:
Interest-bearing deposits	$708	—	0.01%	$904	—	0.01%
Discount notes	10,792	3	0.11%	6,588	1	0.09%
CO bonds (3)	27,375	75	1.12%	26,758	77	1.16%
MRCS (6)	16	—	3.48%	17	1	14.74%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	38,891	78	0.82%	34,267	79	0.93%
Other liabilities	988			932
Total capital	2,510			2,383
Total liabilities and capital	$42,389			$37,582

Net interest income		$49			$47

Net spread on interest-earning assets less interest-bearing liabilities			0.41%			0.45%

Net interest margin (7)			0.47%			0.52%

Average interest-earning assets to interest-bearing liabilities	1.08			1.08

(1)	Annualized.

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

Yields. The yield on total interest-earning assets for the three months ended March 31, 2015 was 1.23%, a decrease of 15 bps compared to the three months ended March 31, 2014, resulting from lower yields on advances, mortgage loans, and investment securities, as well as lower prepayment fees on advances. These lower yields were partially offset by a lower cost of funds related to interest-bearing liabilities. The yield on total interest-bearing liabilities was 0.82%, a decrease of 11 bps from the prior year period. The net effect of the lower yields on interest-earning assets was a reduction in the net interest spread to 0.41% for the three months ended March 31, 2015 from 0.45% for the three months ended March 31, 2014.

Average Balances. Higher average balances of both interest-earning assets and interest-bearing liabilities offset the impact of lower yields for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in interest-earning assets was largely related to advances and mortgage loans held for portfolio. Advances at carrying value totaled $21.8 billion at March 31, 2015, a net increase of $1.1 billion, or 5%, compared to December 31, 2014. Mortgage loans held for portfolio continued to grow as our mortgage loan purchases totaled $891.4 million for the three months ended March 31, 2015, an increase of 383% compared to the same period in 2014. The increase in average interest-bearing liabilities was primarily due to an increase in consolidated obligations to fund the increases in advances and mortgage loans and included an increase in the funding mix from CO bonds to discount notes.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to (i) a lower reversal of the portion of the allowance for loan losses on mortgage loans held for portfolio pertaining to potentially unrecoverable amounts from PMI and SMI providers and (ii) a change during the first quarter of 2015 in the technique for estimating losses on delinquent MPP loans to use loan-level property values obtained from a third-party model, with a significant haircut applied, instead of the weighted-average collateral recovery rate. See Critical Accounting Policies and Estimates and Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2015	2014
Total OTTI losses	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—
Net OTTI credit losses	—	—
Net gains (losses) on derivatives and hedging activities	(2)	3
Other
Litigation settlements, net (1)	5	2
Other miscellaneous	1	1
Total other income	$4	$6

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information - Item 1. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income (loss) for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to unrealized losses in 2015 related to derivative and hedging activities, partially offset by higher net proceeds from a litigation settlement related to certain private-label RMBS.

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

The unfavorable change in net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to fluctuations in net interest settlements and unrealized net gains/losses related to derivatives not qualifying for hedge accounting.

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

Certain derivatives have failed hedge effectiveness at either trade date or at subsequent assessment. As a result, for the three months ended March 31, 2015 and 2014, net interest income of $0.3 million and $2.7 million, respectively, was recorded in other income (loss) instead of net interest income.

We continue to carry these derivatives that have failed effectiveness at their estimated fair values and recognize the changes in the estimated fair value in other income (loss) with no offsetting estimated fair value adjustments for the hedged items. The change in estimated fair value of these derivatives was a loss of $0.8 million for the three months ended March 31, 2015 and a gain of $1.3 million for the three months ended March 31, 2014.

The overall impact of the discontinuance of hedge accounting on net income was unfavorable for the three months ended March 31, 2015 and favorable for the three months ended March 31, 2014.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended March 31, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$2	$—	$—	$—	$2
Net interest settlements included in net interest income (2)	(39)	(24)	—	16	—	(47)
Total net interest income	(39)	(22)	—	16	—	(45)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(1)	—	2	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	(1)	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(1)	(1)	1	—	(2)
Total net effect of derivatives and hedging activities	$(40)	$(23)	$(1)	$17	$—	$(47)

Three Months Ended March 31, 2014
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$—	$3	$(1)	$—	$—	$2
Net interest settlements included in net interest income (2)	(36)	(25)	—	19	—	(42)
Total net interest income	(36)	(22)	(1)	19	—	(40)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	—	—	(2)	—	(1)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	4	—	4
Net gains (losses) on derivatives and hedging activities	1	—	—	2	—	3
Total net effect of derivatives and hedging activities	$(35)	$(22)	$(1)	$21	$—	$(37)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2015	2014
Compensation and benefits	$11	$10
Other operating expenses	5	4
Finance Agency and Office of Finance expenses	2	2
Other	—	—
Total other expenses	$18	$16

The increase in total other expenses for the three months ended March 31, 2015 compared to the same period in 2014 was driven by increases in compensation and benefits as well as other operating expenses. The increase in compensation and benefits was primarily due to a slightly higher number of employees and lower compensation and benefits capitalized related to further development of our core banking system. The increase in other operating expenses was caused primarily by an increase in amortization and consulting fees as a result of our implementation of certain information technology initiatives, primarily the initial implementation of our core banking system in the fourth quarter of 2014.

Total Other Comprehensive Income (Loss). Total other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 was a loss of $0.6 million and income of $16.4 million, respectively.

Total other comprehensive loss for the three months ended March 31, 2015 consisted primarily of decreases in the fair value of AFS securities, primarily OTTI AFS securities. Total other comprehensive income for the three months ended March 31, 2014 consisted primarily of increases in the fair value of AFS securities, including OTTI AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional operating segment consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits. The following table presents our financial performance for the traditional business segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional Segment	2015	2014
Net interest income	$31	$31
Provision for (reversal of) credit losses	—	—
Other income	5	6
Other expenses	15	14
Income before assessments	21	23
Total assessments	2	2
Net income	$19	$21

The decrease in net income for the traditional operating segment for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to net losses on derivative and hedging activities, offset by higher net proceeds from litigation settlements related to certain private-label RMBS.

Mortgage Loans. The mortgage loans operating segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF program. The following table presents our financial performance for the mortgage loans business segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans Segment	2015	2014
Net interest income	$18	$16
Provision for (reversal of) credit losses	1	(1)
Other income (loss)	(1)	—
Other expenses	3	2
Income before assessments	13	15
Total assessments	1	2
Net income	$12	$13

The decrease in net income for the mortgage loans operating segment for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to the change in the provision for (reversal of) credit losses and net losses on derivatives and hedging activities.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	March 31, 2015		December 31, 2014
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$21,846	50%	$20,789	50%
Mortgage loans held for portfolio, net	7,412	17%	6,820	16%
Cash and short-term investments	4,083	9%	3,551	9%
Investment securities (1)	10,107	23%	10,538	25%
Other assets (2)	203	1%	155	—%
Total assets	$43,651	100%	$41,853	100%

(1)    Includes AFS and HTM securities.

(2)	Includes interest-bearing deposits, accrued interest receivable, premises, software, and equipment, derivative assets and other assets.

Total assets were $43.7 billion as of March 31, 2015, a net increase of $1.8 billion or 4% compared to December 31, 2014. This increase was primarily due to an increase in advances and mortgage loans.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $21.8 billion at March 31, 2015, a net increase of 5% compared to December 31, 2014. This increase was primarily due to certain members' higher funding needs and included an increase of 7% to depository institutions and an increase of 4% to insurance companies.

The table below presents advances by type of financial institution ($ amounts in millions).

	March 31, 2015		December 31, 2014
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial banks	$4,299	20%	$4,675	23%
Thrifts	2,320	10%	1,102	5%
Credit unions	1,696	8%	1,998	10%
Total depository institutions	8,315	38%	7,775	38%
Insurance companies	13,140	61%	12,641	61%
Total member advances	21,455	99%	20,416	99%
Former member borrowers	203	1%	214	1%
Total advances, par value	$21,658	100%	$20,630	100%

A breakdown of advances by primary product type is presented below ($ amounts in millions).

	March 31, 2015		December 31, 2014
Product Type	Amount	% of Total	Amount	% of Total
Fixed-rate:
Fixed-rate (1)	$13,822	64%	$13,537	66%
Amortizing/mortgage matched (2)	1,045	5%	1,089	5%
Other	1,454	7%	854	4%
Total fixed-rate	16,321	76%	15,480	75%
Adjustable/variable-rate indexed	5,337	24%	5,150	25%
Total advances, par value	$21,658	100%	$20,630	100%

(1)	Includes fixed-rate bullet and putable advances.

(2)	Includes fixed-rate amortizing advances.

Mortgage Loans Held for Portfolio. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2015		December 31, 2014
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$1,754	24%	$1,854	28%
Advantage	4,416	61%	3,709	55%
FHA	612	9%	634	9%
Total MPP	6,782	94%	6,197	92%
MPF:
Conventional	394	5%	406	6%
Government	98	1%	101	2%
Total MPF	492	6%	507	8%
Total mortgage loans held for portfolio, UPB	$7,274	100%	$6,704	100%

The increase in the UPB of mortgage loans held for portfolio was due to the excess of purchases of mortgage loans under MPP Advantage over repayments of outstanding MPP loans. Upon implementation of MPP Advantage in 2010 for new conventional MPP loans, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $20.1 million at March 31, 2015 and $25.2 million at December 31, 2014. This decrease from December 31, 2014 to March 31, 2015 was primarily the result of a reduction in the number of delinquent mortgage loans as well as a reduction in potential claims by servicers on principal and interest previously paid in full.

After we considered the portion recoverable under the associated credit enhancements, the allowance for MPP loan losses was $2.0 million at March 31, 2015 and $2.3 million at December 31, 2014. This decrease was primarily due to charge-offs of mortgage loans deemed uncollectible, partially offset by estimated losses on delinquent MPP loans based on loan-level property values obtained from a third-party model, with a significant haircut applied. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Critical Accounting Policies and Estimates for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	March 31, 2015	December 31, 2014	Change
Cash and short-term investments:
Cash and due from banks	$3,583	$3,551	$32
Interest-bearing deposits	—	1	(1)
Securities purchased under agreements to resell	500	—	500
Total cash and short-term investments	4,083	3,552	531

Investment securities:
AFS securities:
GSE and TVA debentures	3,164	3,155	9
Private-label RMBS	381	401	(20)
Total AFS securities	3,545	3,556	(11)
HTM securities:
GSE debentures	100	269	(169)
Other U.S. obligations - guaranteed MBS	2,922	3,032	(110)
GSE MBS	3,434	3,568	(134)
Private-label RMBS	94	100	(6)
Manufactured housing loan ABS	11	11	—
Home equity loan ABS	1	2	(1)
Total HTM securities	6,562	6,982	(420)
Total investment securities	10,107	10,538	(431)

Total cash and investments, carrying value	$14,190	$14,090	$100

Cash and Short-Term Investments. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. Cash and short-term investments totaled $4.1 billion at March 31, 2015, an increase of 15% compared to December 31, 2014. This increase in liquidity was needed to support our growth in advances and mortgage loans. As a percent of total assets, cash and short-term investments remained the same at 9%.

Investment Securities. AFS securities totaled $3.5 billion and $3.6 billion at March 31, 2015 and December 31, 2014, respectively. Net unrealized gains on AFS securities totaled $53.5 million at March 31, 2015, a decrease of $0.9 million compared to December 31, 2014. This decrease was primarily due to a decrease in the fair values of our AFS OTTI securities, partially offset by an increase in the fair values of our agency AFS securities during the first quarter of 2015. At both March 31, 2015 and December 31, 2014, the percentage of non-MBS AFS securities due after one year through five years was 79%, while the percentage due after five years was 21%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $6.6 billion at March 31, 2015, a decrease of 6% compared to December 31, 2014, primarily due to principal paydowns. At March 31, 2015, the estimated fair value of our HTM securities in an unrealized loss position totaled $1.3 billion, a decrease of 3% from December 31, 2014, primarily due to principal paydowns combined with favorable changes in interest rates, credit spreads and volatility. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $41.2 billion at March 31, 2015, a net increase of 4% compared to December 31, 2014. This increase of $1.8 billion was primarily attributable to an increase in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $1.4 billion at March 31, 2015, an increase of 32% compared to December 31, 2014. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At March 31, 2015, the carrying values of our discount notes and CO bonds totaled $11.2 billion and $28.2 billion, respectively, compared to $12.6 billion and $25.5 billion, respectively, at December 31, 2014. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 28% of total consolidated obligations at March 31, 2015, compared to 33% at December 31, 2014. Discount notes are issued primarily to provide short-term funds, while CO bonds are issued primarily to provide longer-term funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our balance sheet management strategy.

The following table presents the par value of our consolidated obligations outstanding at March 31, 2015 and December 31, 2014 ($ amounts in millions).

	March 31, 2015		December 31, 2014
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$11,165	29%	$12,571	33%
CO bonds	14,241	36%	11,696	31%
Total due in 1 year or less	25,406	65%	24,267	64%
Long-term CO bonds	13,980	35%	13,803	36%
Total consolidated obligations	$39,386	100%	$38,070	100%

Derivatives. As of March 31, 2015 and December 31, 2014, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $42.7 million and $25.5 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $108.7 million and $103.3 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item ($ amounts in millions).

Hedged Item	March 31, 2015	December 31, 2014
Advances	$10,382	$10,278
Investments	3,358	3,358
Mortgage loans	272	252
CO bonds	17,178	14,460
Discount notes	905	1,249
MDCs	270	252
Total	$32,365	$29,849

Total Capital. Total capital was $2,409 million at March 31, 2015, a net increase of $34 million since December 31, 2014.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation of GAAP to regulatory capital	March 31, 2015	December 31, 2014
Capital stock	$1,572	$1,551
Retained earnings	791	777
AOCI	46	47
Total GAAP capital	2,409	2,375
Exclude: AOCI	(46)	(47)
Add: MRCS	16	16
Total regulatory capital	$2,379	$2,344

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.1 billion at March 31, 2015. During the first three months of 2015, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $21.1 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for advances. Finance Agency regulations prohibit an FHLBank from issuing new excess stock if the amount of excess stock outstanding exceeds 1% of its total assets. At March 31, 2015, our outstanding excess stock of $463.6 million was equal to 1.1% of our total assets. Therefore, we are currently not permitted to issue new excess stock or distribute stock dividends.

The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	March 31, 2015	December 31, 2014
Member capital stock not subject to outstanding redemption requests	$462	$516
Member capital stock subject to outstanding redemption requests	—	—
MRCS	1	1
Total excess capital stock	$463	$517
Excess stock as a percentage of regulatory capital stock	29%	33%

Capital Distributions. On April 29, 2015, our board of directors declared a cash dividend of 4.00% (annualized) on our capital stock putable-Class B-1 and 3.20% (annualized) on our capital stock putable-Class B-2 based on our net income for the three months ended March 31, 2015, as well as other factors as stated in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends in our 2014 Form 10-K.

Adequacy of Capital. At March 31, 2015, our regulatory capital ratio was 5.45%, and our leverage capital ratio was 8.17%. See Notes to Financial Statements - Note 12 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2015 and December 31, 2014 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2015	December 31, 2014
Credit risk	$277	$280
Market risk	130	156
Operations risk	122	131
Total risk-based capital requirement	$529	$567

Permanent capital	$2,379	$2,344

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component in response to changes in market interest rates and the market risk profile of assets and liabilities. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	March 31, 2015
Letters of credit outstanding	$247
Unused lines of credit (1)	1,003
Commitments to fund additional advances (2)	77
Commitments to fund or purchase mortgage loans (3)	270
Unsettled CO bonds, at par (4)	171

(1)	Maximum line of credit amount is $50 million.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $115.3 million hedged with associated interest-rate swaps.

At March 31, 2015, $4.5 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 16 - Commitments and Contingencies for information on additional commitments and contingencies.

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

A full discussion of our critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2014 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the estimated fair value of the underlying collateral, further reduced by estimated liquidation costs.

In the first quarter of 2015, we changed our technique for estimating losses on mortgage loans past due 180 days or more to use loan-level property values obtained from a third-party model. A significant haircut was applied to these loan-level values to capture the potential impact of severely distressed property sales. The reduced values were then aggregated to the pool level and were further reduced for estimated liquidation costs to determine the estimated liquidation value.

We also performed our loan loss analysis under an adverse scenario whereby we increased the haircut on our underlying collateral values to 45% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $1.4 million at March 31, 2015. We consider a haircut of 45% on the modeled values to be the lowest value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario.

We evaluated this adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was primarily based on a short-term housing price forecast, which was 5% lower than the best estimate scenario, followed by a recovery path with annual rates of housing price growth that were 33% lower than the best estimate.

There were no OTTI-related credit losses for the quarter ended March 31, 2015 under either the best estimate or the more stressful scenario.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment and Risk Management - Credit Risk Management - Investments herein.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Changes in Accounting Principles and Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments. There have been no material changes in the legislative and regulatory developments described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments in our 2014 Form 10-K.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2014 Form 10-K for more detailed information.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances. Advances, at par, to our insurance company members were 61% of total advances at March 31, 2015 and December 31, 2014. Insurance company members whose total credit products exceed 15% of general account assets less borrowed money require additional approval by our Bank to borrow as provided in our credit policy. As of March 31, 2015 and December 31, 2014, we had advances outstanding, at par, of $4.9 billion to six of our insurance company members and $4.6 billion to five of our insurance company members, respectively, whose total credit products exceeded 15% of their general account assets, net of borrowed money. Three of these six insurance company members as of March 31, 2015 are captive insurance companies.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2015, our top two borrowers held 20% of total advances outstanding, at par, and our top five borrowers held 42% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. At March 31, 2015, we did not have any unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks. Our short-term investment portfolio at March 31, 2015 included securities purchased under agreements to resell, which are secured by United States treasuries and mature overnight.

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 286% at March 31, 2015. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any changes in ratings, outlook, or watch status ($ amounts in millions).

					Below
					Investment
March 31, 2015	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	500	—	—	—	500
Total short-term investments	—	500	—	—	—	500
AFS securities:
GSE and TVA debentures	—	3,164	—	—	—	3,164
Private-label RMBS	—	—	—	—	381	381
Total AFS securities	—	3,164	—	—	381	3,545
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	—	2,922	—	—	—	2,922
GSE MBS	—	3,434	—	—	—	3,434
Private-label RMBS	—	16	16	16	46	94
Private-label ABS	—	—	11	—	1	12
Total HTM securities	—	6,472	27	16	47	6,562
Total investments, carrying value	$—	$10,136	$27	$16	$428	$10,607

Percentage of total	—%	96%	—%	—%	4%	100%

December 31, 2014
Short-term investments:
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	—	—	—	—
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	—	401	401
Total AFS securities	—	3,155	—	—	401	3,556
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	—	3,032	—	—	—	3,032
GSE MBS	—	3,568	—	—	—	3,568
Private-label RMBS	—	17	17	18	48	100
Private-label ABS	—	—	11	—	2	13
Total HTM securities	—	6,886	28	18	50	6,982
Total investments, carrying value	$—	$10,042	$28	$18	$451	$10,539

Percentage of total	—%	96%	—%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of March 31, 2015, were California (64%), New York (6%), Florida (4%), Virginia (3%), and Connecticut (3%).

The table below presents the UPB of our private-label RMBS and ABS by credit rating, based on the lowest of Moody's, S&P, and comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of March 31, 2015 ($ amounts in millions).

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	16	—	—	—	16
A	27	—	—	—	27
BBB	11	4	—	—	15
Below investment grade:
BB	35	—	—	—	35
B	4	—	—	—	4
CCC	5	141	—	—	146
CC	—	146	—	—	146
D	—	22	28	74	124
Total below investment grade	44	309	28	74	455
Total UPB	$98	$313	$28	$74	$513

Amortized cost	$97	$272	$24	$57	$450
Gross unrealized losses (1)	(2)	—	—	—	(2)
Estimated fair value	95	296	27	67	485

Credit losses (year-to-date) (2):
Total OTTI losses	$—	$—	$—	$—	$—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	98%	95%	97%	89%	95%

(1)
Represents the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. Excludes unrealized gains. The amortized cost of private-label RMBS and ABS in a gross unrealized loss position was $60.8 million at March 31, 2015.

(2)	Includes OTTI losses for securities held at March 31, 2015 only.

Mortgage Loans Held for Portfolio - MPP.

PMI. As of March 31, 2015, we had PMI coverage on $942.9 million or 15% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of April 30, 2015 and the related PMI coverage amount on seriously delinquent loans held in our portfolio as of March 31, 2015 ($ amounts in millions).

		Seriously Delinquent Loans (1)
			PMI
			Coverage
Mortgage Insurance Company	Credit Rating	UPB	Outstanding
MGIC	BB+	$3	$1
RMIC	NR	3	1
Radian Guaranty, Inc.	BB	2	1
Genworth	BB-	1	—
United Guaranty Residential Insurance Corporation	BBB+	1	1
All others	NR, BBB+	1	—
Total		$11	$4

(1)	Includes loans that are 90 days or more past due or in the process of foreclosure.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$10	$52	$62	$11	$34	$45
Additions	—	10	10	1	2	3
Claims paid	—	—	—	(1)	—	(1)
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$10	$62	$72	$11	$36	$47

Credit Risk Exposure to SMI Providers. As of March 31, 2015, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.8 billion. Two mortgage insurance companies provide all of the SMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of April 30, 2015, and the estimated SMI exposure as of March 31, 2015 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	March 31, 2015
MGIC	BB+	$22
Genworth	BB-	7
Total		$29

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults.

As of March 31, 2015, 95% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default. We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

MPP and MPF Loan Concentration. The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

By State	March 31, 2015	December 31, 2014
Indiana	31%	33%
Michigan	26%	27%
California	10%	7%
Colorado	4%	4%
Virginia	3%	2%
All others	26%	27%
Total	100%	100%

MPP and MPF Credit Performance. The serious delinquency rate for MPP FHA mortgages was 0.59% and 0.56% at March 31, 2015 and December 31, 2014, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 0.70% at March 31, 2015, compared to 0.86% at December 31, 2014. Both rates were below the national serious delinquency rate. There were three seriously delinquent conventional MPF loans at March 31, 2015 compared to two at December 31, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Derivatives. Our over-the-counter derivative transactions are either (i) executed with a counterparty (bilateral derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives in our 2014 Form 10-K for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2015	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$50	$—	$—	$—
A	290	—	—	—
Cleared derivatives (1)	1,378	3	10	13
Liability positions with credit exposure
Cleared derivatives (1)	17,769	(41)	69	28
Total derivative positions with credit exposure to non-member counterparties	19,487	(38)	79	41
Member institutions (2)	240	1	—	1
Subtotal - derivative positions with credit exposure	19,727	(37)	79	42
Derivative positions without credit exposure	12,638	(263)	155	(108)
Total derivative positions	$32,365	$(300)	$234	$(66)

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to internal policy guidelines.

Date	-200 bps (1)	0 bps	+200 bps
March 31, 2015	(3.8) years	2.5 years	2.9 years
December 31, 2014	(3.7) years	(0.0) years	2.6 years

(1)
Our internal policy guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level was 2.5 years at March 31, 2015 and (0.0) years at December 31, 2014, which were equal to the levels under the base case (0 bps).

We were in compliance with the duration of equity limits established by our RMP at both dates. The increase in the base case duration of equity level (0 bps) at March 31, 2015 compared to December 31, 2014 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our liabilities shortened more than the duration of our assets, which lengthened the duration of equity.

Duration Gap. The duration gap was 0.9 months at March 31, 2015, compared to (0.9) months at December 31, 2014.

Market Risk-Based Capital Requirement. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on those historical prices and market rates. The table below presents the VaR ($ amounts in millions).

Date	VaR
March 31, 2015	$130
December 31, 2014	156

Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents the ratios of market value to book value of equity.

Date	-200 bps	Base	+200 bps
March 31, 2015	102%	102%	98%
December 31, 2014	102%	103%	100%

The decrease in the base case ratio of market value to book value of equity at March 31, 2015 compared to December 31, 2014 was primarily due to the liabilities pricing higher relative to assets in response to the changes in the market environment.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2014 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which was amended, was an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. During 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. As a result, all proceedings in this RMBS litigation have been concluded.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2014 Form 10-K.

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

10.7*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 29, 2015, effective as of January 1, 2015, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed on March 13, 2015

Exhibit Number	Description

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 8, 2015	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 8, 2015	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

May 8, 2015	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer