Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Indianapolis
filed 2015-08-07
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2015
Class B Stock, par value $100	14,129,950

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value per share and number of shares)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$635,017	$3,550,939
Interest-bearing deposits	251	483
Securities purchased under agreements to resell	200,000	—
Federal funds sold	1,895,000	—
Available-for-sale securities (Notes 3 and 5)	3,570,926	3,556,165
Held-to-maturity securities (estimated fair values of $6,590,575 and $7,098,616, respectively) (Notes 4 and 5)	6,481,002	6,982,115
Advances (Note 6)	24,318,357	20,789,667
Mortgage loans held for portfolio, net of allowance for loan losses of $(1,350) and $(2,500), respectively (Notes 7 and 8)	7,932,724	6,820,262
Accrued interest receivable	86,971	82,866
Premises, software, and equipment, net	37,970	38,418
Derivative assets, net (Note 9)	41,763	25,487
Other assets	36,536	6,630

Total assets	$45,236,517	$41,853,032

Liabilities:
Deposits	$1,163,762	$1,084,042
Consolidated obligations (Note 10):
Discount notes	11,802,629	12,567,696
Bonds	29,647,600	25,503,138
Total consolidated obligations	41,450,229	38,070,834
Accrued interest payable	83,461	77,034
Affordable Housing Program payable (Note 11)	35,120	36,899
Derivative liabilities, net (Note 9)	95,634	103,253
Mandatorily redeemable capital stock (Note 12)	14,341	15,673
Other liabilities	152,962	90,027
Total liabilities	42,995,509	39,477,762

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 13,882,023 and 15,509,811, respectively	1,388,202	1,550,981
Class B-2 issued and outstanding shares: 371 and 0, respectively	37	—
Total capital stock putable	1,388,239	1,550,981
Retained earnings:
Unrestricted	691,512	672,159
Restricted	118,409	105,470
Total retained earnings	809,921	777,629
Total accumulated other comprehensive income (Note 13)	42,848	46,660
Total capital	2,241,008	2,375,270

Total liabilities and capital	$45,236,517	$41,853,032

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income:
Advances	$29,951	$24,443	$57,679	$52,559
Prepayment fees on advances, net	101	12	292	1,061
Interest-bearing deposits	53	60	107	114
Securities purchased under agreements to resell	352	68	467	157
Federal funds sold	545	416	1,164	696
Available-for-sale securities	8,014	6,865	14,826	13,011
Held-to-maturity securities	29,346	31,313	58,747	63,423
Mortgage loans held for portfolio	64,174	57,511	126,400	115,616
Other interest income, net	(108)	421	45	535
Total interest income	132,428	121,109	259,727	247,172
Interest Expense:
Consolidated obligation discount notes	3,457	1,347	6,473	2,749
Consolidated obligation bonds	81,528	75,910	156,919	152,352
Deposits	23	22	42	45
Mandatorily redeemable capital stock	122	135	256	745
Total interest expense	85,130	77,414	163,690	155,891

Net interest income	47,298	43,695	96,037	91,281
Provision for (reversal of) credit losses	(951)	(86)	(388)	(790)

Net interest income after provision for credit losses	48,249	43,781	96,425	92,071

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(32)	(58)	(32)	(228)
Net other-than-temporary impairment losses, credit portion	(32)	(58)	(32)	(228)
Net gains (losses) on derivatives and hedging activities	7,263	3,138	5,383	6,106
Service fees	200	227	388	442
Standby letters of credit fees	188	134	339	293
Other, net (Note 16)	322	6,521	5,439	9,234
Total other income	7,941	9,962	11,517	15,847

Other Expenses:
Compensation and benefits	10,998	10,567	21,698	20,514
Other operating expenses	5,541	4,452	10,633	8,496
Federal Housing Finance Agency	590	619	1,310	1,418
Office of Finance	787	625	1,650	1,443
Other	388	345	740	636
Total other expenses	18,304	16,608	36,031	32,507

Income before assessments	37,886	37,135	71,911	75,411

Affordable Housing Program assessments	3,801	3,727	7,217	7,616

Net income	$34,085	$33,408	$64,694	$67,795

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$34,085	$33,408	$64,694	$67,795

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities	(2,908)	538	(1,404)	12,577

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	32	58	32	228
Net change in fair value not in excess of cumulative non-credit losses	(107)	38	(106)	(181)
Unrealized gains (losses)	828	8,619	(1,531)	12,873
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	753	8,715	(1,605)	12,920

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	12	19	24	32
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	12	19	24	32

Pension benefits, net	(1,075)	(208)	(827)	(72)

Total other comprehensive income (loss)	(3,218)	9,064	(3,812)	25,457

Total comprehensive income	$30,867	$42,472	$60,882	$93,252

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2014 and 2015
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			54,236	13,559	67,795	25,457	93,252

Proceeds from sale of capital stock	568	56,724					56,724

Cash dividends on capital stock (4.63% annualized)			(37,084)	—	(37,084)		(37,084)

Balance, June 30, 2014	16,667	$1,666,655	$664,776	$95,710	$760,486	$47,177	$2,474,318

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			51,755	12,939	64,694	(3,812)	60,882

Proceeds from sale of capital stock	775	77,593					77,593
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Cash dividends on capital stock (4.00% annualized)			(32,402)	—	(32,402)		(32,402)

Balance, June 30, 2015	13,882	$1,388,239	$691,512	$118,409	$809,921	$42,848	$2,241,008

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$64,694	$67,795
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	27,464	13,106
Prepayment fees on advances, net of related swap termination fees	(1,862)	—
Changes in net derivative and hedging activities	24,463	26,822
Net other-than-temporary impairment losses, credit portion	32	228
Provision for (reversal of) credit losses	(388)	(790)
Changes in:
Accrued interest receivable	(4,237)	1,624
Other assets	(139)	9,121
Accrued interest payable	6,428	(2,616)
Other liabilities	18,687	7,083
Total adjustments, net	70,448	54,578

Net cash provided by operating activities	135,142	122,373

Investing Activities:
Changes in:
Interest-bearing deposits	36,505	59,164
Securities purchased under agreements to resell	(200,000)	—
Federal funds sold	(1,895,000)	(230,000)
Purchases of premises, software, and equipment	(2,190)	(2,019)
Available-for-sale securities:
Proceeds from maturities	38,055	40,539
Purchases	(79,866)	—
Held-to-maturity securities:
Proceeds from maturities	810,146	379,421
Purchases	(316,868)	(174,142)
Advances:
Principal collected	38,155,389	33,858,469
Disbursed to members	(41,710,652)	(35,765,339)
Mortgage loans held for portfolio:
Principal collected	714,805	406,321
Purchases from members	(1,827,183)	(472,545)

Net cash used in investing activities	(6,276,859)	(1,900,131)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Financing Activities:
Changes in deposits	79,680	(108,354)
Net payments on derivative contracts with financing elements	(29,874)	(30,349)
Net proceeds from issuance of consolidated obligations:
Discount notes	33,034,814	24,336,904
Bonds	12,243,592	8,605,005
Payments for matured and retired consolidated obligations:
Discount notes	(33,801,641)	(22,769,510)
Bonds	(8,104,300)	(8,993,200)
Other Federal Home Loan Banks:
Proceeds from borrowings	—	22,000
Principal payments	—	(22,000)
Proceeds from sale of capital stock	77,593	56,724
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,332)	(2)
Payments for redemption/repurchase of capital stock	(240,335)	—
Cash dividends paid on capital stock	(32,402)	(37,084)

Net cash provided by financing activities	3,225,795	1,060,134

Net increase (decrease) in cash and due from banks	(2,915,922)	(717,624)

Cash and due from banks at beginning of period	3,550,939	3,318,564

Cash and due from banks at end of period	$635,017	$2,600,940

Supplemental Disclosures:
Interest paid	$149,504	$153,880
Affordable Housing Program payments	8,996	6,932
Capitalized interest on certain held-to-maturity securities	836	1,303
Net transfers of mortgage loans to real estate owned	—	117

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2014 Form 10-K. There have been no significant changes to these policies through June 30, 2015.

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

The change to the contractual method for amortizing premiums and accreting discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. For the three and six months ended June 30, 2014, the effect of this change was an increase to net income of $267 and $994, respectively.

The following table illustrates the impact of the change in amortization and accretion methodology on our previously reported financial statements as of and for the three and six months ended June 30, 2014.

	For the Three Months Ended June 30, 2014
	Previous Method	New Method	Effect of Change
Statements of Income:
Interest income - mortgage loans held for portfolio	$57,214	$57,511	$297
Net interest income after provision for credit losses	43,484	43,781	297
Income before assessments	36,838	37,135	297
Affordable Housing Program assessments	3,697	3,727	30
Net income	$33,141	$33,408	$267

Statements of Comprehensive Income:
Net income	$33,141	$33,408	$267
Total comprehensive income	$42,205	$42,472	$267

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	As of and for the Six Months Ended June 30, 2014
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,251,472	$6,230,400	$(21,072)
Total assets	39,055,075	39,034,003	(21,072)
Affordable Housing Program payable	43,351	43,462	111
Total liabilities	36,559,574	36,559,685	111
Unrestricted retained earnings	682,872	664,776	(18,096)
Restricted retained earnings	98,797	95,710	(3,087)
Total retained earnings	781,669	760,486	(21,183)
Total capital	2,495,501	2,474,318	(21,183)
Total liabilities and capital	$39,055,075	$39,034,003	$(21,072)

Statements of Income:
Interest income - mortgage loans held for portfolio	$114,511	$115,616	$1,105
Net interest income after provision for credit losses	90,966	92,071	1,105
Income before assessments	74,306	75,411	1,105
Affordable Housing Program assessments	7,505	7,616	111
Net income	$66,801	$67,795	$994

Statements of Comprehensive Income:
Net income	$66,801	$67,795	$994
Total comprehensive income	$92,258	$93,252	$994

Statements of Capital:
Total retained earnings, as of beginning of year	$751,952	$729,775	$(22,177)
Total comprehensive income	92,258	93,252	994
Total retained earnings, as of end of period	781,669	760,486	(21,183)
Total capital	$2,495,501	$2,474,318	$(21,183)

Statements of Cash Flows:
Operating activities:
Net income	$66,801	$67,795	$994
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	14,211	13,106	(1,105)
Changes in:
Other liabilities	6,972	7,083	111
Total adjustments, net	55,572	54,578	(994)
Net cash provided by operating activities	$122,373	$122,373	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We can elect to adopt the amendments either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, and cash flows is not expected to be material.

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

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2015	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,113,797	$—	$14,695	$(739)	$3,127,753
GSE MBS	77,736	—	718	—	78,454
Private-label RMBS	328,152	(201)	36,768	—	364,719
Total AFS securities	$3,519,685	$(201)	$52,181	$(739)	$3,570,926

December 31, 2014
GSE and TVA debentures	$3,139,037	$—	$17,430	$(1,352)	$3,155,115
Private-label RMBS	362,878	(127)	38,299	—	401,050
Total AFS securities	$3,501,915	$(127)	$55,729	$(1,352)	$3,556,165

(1)
Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and fair-value hedge accounting adjustments.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our GSE MBS were in an unrealized loss position at June 30, 2015.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$266,017	$(739)	$—	$—	$266,017	$(739)
Private-label RMBS	—	—	4,995	(201)	4,995	(201)
Total impaired AFS securities	$266,017	$(739)	$4,995	$(201)	$271,012	$(940)

December 31, 2014
GSE and TVA debentures	$264,959	$(1,352)	$—	$—	$264,959	$(1,352)
Private-label RMBS	—	—	5,656	(127)	5,656	(127)
Total impaired AFS securities	$264,959	$(1,352)	$5,656	$(127)	$270,615	$(1,479)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$207,315	$207,905	$—	$—
Due after one year through five years	2,252,418	2,262,091	2,484,379	2,497,034
Due after five years through ten years	654,064	657,757	654,658	658,081
Total non-MBS	3,113,797	3,127,753	3,139,037	3,155,115
Total MBS	405,888	443,173	362,878	401,050
Total AFS securities	$3,519,685	$3,570,926	$3,501,915	$3,556,165

Realized Gains and Losses. There were no sales of AFS securities during the three and six months ended June 30, 2015 or 2014. As of June 30, 2015, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
June 30, 2015	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
GSE debentures	$100,000	$—	$100,000	$111	$—	$100,111
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,986,326	—	2,986,326	30,870	(2,097)	3,015,099
GSE MBS	3,296,309	—	3,296,309	82,921	(713)	3,378,517
Private-label RMBS	86,549	—	86,549	418	(957)	86,010
Manufactured housing loan ABS	10,394	—	10,394	—	(1,010)	9,384
Home equity loan ABS	1,575	(151)	1,424	76	(46)	1,454
Total MBS and ABS	6,381,153	(151)	6,381,002	114,285	(4,823)	6,490,464
Total HTM securities	$6,481,153	$(151)	$6,481,002	$114,396	$(4,823)	$6,590,575

December 31, 2014
GSE debentures	$269,000	$—	$269,000	$199	$—	$269,199
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,032,494	—	3,032,494	30,598	(5,959)	3,057,133
GSE MBS	3,567,958	—	3,567,958	93,583	(104)	3,661,437
Private-label RMBS	99,879	—	99,879	360	(1,049)	99,190
Manufactured housing loan ABS	11,243	—	11,243	—	(1,164)	10,079
Home equity loan ABS	1,716	(175)	1,541	114	(77)	1,578
Total MBS and ABS	6,713,290	(175)	6,713,115	124,655	(8,353)	6,829,417
Total HTM securities	$6,982,290	$(175)	$6,982,115	$124,854	$(8,353)	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at June 30, 2015 or December 31, 2014.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$71,333	$(69)	$642,368	$(2,028)	$713,701	$(2,097)
GSE MBS	549,432	(713)	—	—	549,432	(713)
Private-label RMBS	8,632	(30)	37,448	(927)	46,080	(957)
Manufactured housing loan ABS	—	—	9,384	(1,010)	9,384	(1,010)
Home equity loan ABS	—	—	1,454	(121)	1,454	(121)
Total MBS and ABS	629,397	(812)	690,654	(4,086)	1,320,051	(4,898)
Total impaired HTM securities	$629,397	$(812)	$690,654	$(4,086)	$1,320,051	$(4,898)

December 31, 2014
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$528,242	$(1,254)	$702,768	$(4,705)	$1,231,010	$(5,959)
GSE MBS	31,554	(8)	26,013	(96)	57,567	(104)
Private-label RMBS	3,274	(3)	41,050	(1,046)	44,324	(1,049)
Manufactured housing loan ABS	—	—	10,080	(1,164)	10,080	(1,164)
Home equity loan ABS	—	—	1,579	(138)	1,579	(138)
Total MBS and ABS	563,070	(1,265)	781,490	(7,149)	1,344,560	(8,414)
Total impaired HTM securities	$563,070	$(1,265)	$781,490	$(7,149)	$1,344,560	$(8,414)

(1)
For home equity loan ABS, total unrealized losses does not agree to total gross unrecognized holding losses at June 30, 2015 and December 31, 2014 of $(46) and $(77), respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $(151) and $(175), respectively, and gross unrecognized holding gains on previously OTTI securities of $76 and $114, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2015			December 31, 2014
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$100,000	$100,000	$100,111	$169,000	$169,000	$169,099
Due after one year through five years	—	—	—	100,000	100,000	100,100
Total non-MBS	100,000	100,000	100,111	269,000	269,000	269,199
Total MBS and ABS	6,381,153	6,381,002	6,490,464	6,713,290	6,713,115	6,829,417
Total HTM securities	$6,481,153	$6,481,002	$6,590,575	$6,982,290	$6,982,115	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position for OTTI. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss equal to the entire difference between the security's amortized cost basis and its estimated fair value at the statement of condition date. For those securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost basis of the security as described in Note 1 - Summary of Significant Accounting Policies and Note 6 - Other-Than-Temporary Impairment in our 2014 Form 10-K.

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 2% to an increase of 8% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 2% to an increase of 5%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the three months ended June 30, 2015 on the security for which an OTTI was determined to have occurred, as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended June 30, 2015
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Current Credit Enhancement (1)
Prime - 2006	16.0%	16.3%	34.3%	0.0%

(1)	Weighted average based on UPB.

Results of OTTI Evaluation Process. As a result of our analysis, OTTI credit losses were recognized for one security for the three and six months ended June 30, 2015 and one security for the three and six months ended June 30, 2014. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost. The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Credit Loss Rollforward	2015	2014	2015	2014
Balance at beginning of period	$68,374	$72,457	$69,626	$72,287
Additions:
Additional credit losses for which OTTI was previously recognized (1)	32	58	32	228
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(2,357)	(931)	(3,609)	(931)
Balance at end of period	$66,049	$71,584	$66,049	$71,584

(1)	For the three and six months ended June 30, 2015 and 2014, the amount relates to one security originally impaired prior to January 1, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the June 30, 2015 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	June 30, 2015
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$386,909	$328,152	$364,719
Home equity loan ABS - subprime	707	677	527	602	—	—	—
Total	$707	$677	$527	$602	$386,909	$328,152	$364,719

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of June 30, 2015 are considered temporary.

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0% to 7.53%.

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$1,200	2.44	$—	—
Due in 1 year or less	10,014,629	0.70	7,406,652	0.83
Due after 1 year through 2 years	2,521,285	1.24	2,529,649	1.28
Due after 2 years through 3 years	2,765,255	1.90	2,331,427	1.57
Due after 3 years through 4 years	1,496,916	2.04	2,047,262	2.05
Due after 4 years through 5 years	2,539,194	1.55	1,571,567	2.51
Thereafter	4,846,986	1.42	4,743,645	1.31
Total advances, par value	24,185,465	1.21	20,630,202	1.33
Fair-value hedging adjustments	95,336		117,118
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	37,556		42,347
Total advances	$24,318,357		$20,789,667

Prepayments. At June 30, 2015 and December 31, 2014, we had $6.2 billion and $5.6 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

At June 30, 2015 and December 31, 2014, we had putable advances outstanding totaling $335,500 and $179,000, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$1,200	$—	$1,200	$—
Due in 1 year or less	14,245,409	11,293,767	10,296,129	7,574,152
Due after 1 year through 2 years	2,722,535	2,533,649	2,468,785	2,499,649
Due after 2 years through 3 years	2,679,090	2,208,677	2,684,255	2,233,927
Due after 3 years through 4 years	1,271,916	1,847,262	1,486,916	2,012,262
Due after 4 years through 5 years	1,704,194	1,506,567	2,441,194	1,566,567
Thereafter	1,561,121	1,240,280	4,806,986	4,743,645
Total advances, par value	$24,185,465	$20,630,202	$24,185,465	$20,630,202

Credit Risk Exposure and Security Terms. At June 30, 2015 and December 31, 2014, we had a total of $12.5 billion and $8.3 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 52% and 40%, respectively, of total advances at par outstanding on those dates, were made to seven and five borrowers, respectively. At June 30, 2015 and December 31, 2014, we held $22.4 billion and $15.1 billion, respectively, of UPB of collateral to cover the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

	June 30, 2015
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$6,211,191	$401,909	$6,613,100
Fixed-rate medium-term (1) mortgages	1,093,826	72,872	1,166,698
Total mortgage loans held for portfolio, UPB	7,305,017	474,781	7,779,798
Unamortized premiums	147,141	8,001	155,142
Unamortized discounts	(3,790)	(286)	(4,076)
Fair-value hedging adjustments	3,663	(453)	3,210
Allowance for loan losses	(1,200)	(150)	(1,350)
Total mortgage loans held for portfolio, net	$7,450,831	$481,893	$7,932,724

	December 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,233,682	$428,758	$5,662,440
Fixed-rate medium-term (1) mortgages	963,083	78,919	1,042,002
Total mortgage loans held for portfolio, UPB	6,196,765	507,677	6,704,442
Unamortized premiums	107,876	8,726	116,602
Unamortized discounts	(1,874)	(302)	(2,176)
Fair-value hedging adjustments	4,369	(475)	3,894
Allowance for loan losses	(2,250)	(250)	(2,500)
Total mortgage loans held for portfolio, net	$6,304,886	$515,376	$6,820,262

(1)	Defined as a term of 15 years or less at origination.

	June 30, 2015
Type	MPP	MPF	Total
Conventional	$6,731,081	$379,966	$7,111,047
Government	573,936	94,815	668,751
Total mortgage loans held for portfolio, UPB	$7,305,017	$474,781	$7,779,798

	December 31, 2014
Type	MPP	MPF	Total
Conventional	$5,562,460	$406,469	$5,968,929
Government	634,305	101,208	735,513
Total mortgage loans held for portfolio, UPB	$6,196,765	$507,677	$6,704,442

For information related to our credit risk on mortgage loans and allowance for loan losses, see Note 8 - Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio. A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2014 Form 10-K. Our policy for placing loans on non-accrual status was updated during the second quarter of 2015, and a description of this change is disclosed in Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle herein.

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At June 30, 2015 and December 31, 2014, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2015 and December 31, 2014, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the six months ended June 30, 2015 and 2014.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products and no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 16 - Commitments and Contingencies.

Mortgage Loans.

Collectively Evaluated Mortgage Loans.

Collectively Evaluated MPP Loans. Our loan loss analysis includes collectively evaluating the MPP pools of conventional loans for impairment. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of mortgage loans past due 180 days or more; and (ii) the current to 179 days past due portion of the loan portfolio. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the allowance for loan loss analysis.

Beginning in the first quarter of 2015, we refined our technique for estimating losses on mortgage loans past due 180 days or more to incorporate loan-level property values obtained from a third-party model, instead of using a historical weighted-average collateral recovery rate. A haircut is applied to these loan-level values to capture the potential impact of severely distressed property sales. The reduced values are then aggregated to the pool level and are further reduced for estimated liquidation costs to determine the estimated liquidation value.

Credit Enhancements.

The following table presents the actual activity in the LRA.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2015	2014	2015	2014
Balance of LRA, beginning of period	$72,178	$46,958	$61,949	$45,330
Additions	10,959	3,684	21,508	6,110
Claims paid	(361)	(617)	(547)	(1,253)
Distributions	(152)	(107)	(286)	(269)
Balance of LRA, end of period	$82,624	$49,918	$82,624	$49,918

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

MPP Credit Enhancements. The following table presents the estimated impact of credit enhancements on the allowance.

MPP Credit Waterfall	June 30, 2015	December 31, 2014
Estimated losses remaining after borrower's equity, before credit enhancements	$12,007	$25,232
Portion of estimated losses recoverable from PMI	(2,361)	(3,301)
Portion of estimated losses recoverable from LRA (1)	(1,513)	(5,334)
Portion of estimated losses recoverable from SMI	(7,072)	(14,587)
Allowance for unrecoverable PMI/SMI	139	240
Allowance for MPP loan losses	$1,200	$2,250

(1)
Amounts recoverable limited to (i) estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA is available to cover any losses not yet incurred and to distribute any excess funds to members.

MPF Credit Enhancements. CE fees paid to PFIs were $90 and $101 for the three months ended June 30, 2015 and 2014, respectively, compared with $184 and $203 for the six months ended June 30, 2015 and 2014, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

If losses occur in an MCC, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of June 30, 2015 and December 31, 2014, our exposure under the FLA was $3,462 and $3,431, respectively, with CE obligations available to cover losses in excess of the FLA totaling $26,862 and $26,851, respectively. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. Accordingly, the allowance was reduced by $0 and $2 as of June 30, 2015 and December 31, 2014, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. The resulting allowance for MPF loan losses was $150 at June 30, 2015 and $250 at December 31, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, March 31, 2015	$2,000	$250	$2,250
Charge-offs, net of recoveries	53	(2)	51
Provision for (reversal of) loan losses	(853)	(98)	(951)
Allowance for loan losses, June 30, 2015	$1,200	$150	$1,350

Allowance for loan losses, March 31, 2014	$3,000	$500	$3,500
Charge-offs, net of recoveries	(164)	—	(164)
Provision for (reversal of) loan losses	164	(250)	(86)
Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250

Allowance for loan losses, December 31, 2014	$2,250	$250	$2,500
Charge-offs, net of recoveries	(760)	(2)	(762)
Provision for (reversal of) loan losses	(290)	(98)	(388)
Allowance for loan losses, June 30, 2015	$1,200	$150	$1,350

Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs, net of recoveries	(451)	(9)	(460)
Provision for (reversal of) loan losses	(549)	(241)	(790)
Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250

Allowance for Loan Losses, June 30, 2015
Loans collectively evaluated for impairment	$1,103	$150	$1,253
Loans individually evaluated for impairment (1)	97	—	97
Total allowance for loan losses	$1,200	$150	$1,350

Allowance for Loan Losses, December 31, 2014
Loans collectively evaluated for impairment	$1,776	$250	$2,026
Loans individually evaluated for impairment (1)	474	—	474
Total allowance for loan losses	$2,250	$250	$2,500

Recorded Investment, June 30, 2015
Loans collectively evaluated for impairment	$6,879,585	$388,243	$7,267,828
Loans individually evaluated for impairment (1)	19,334	—	19,334
Total recorded investment	$6,898,919	$388,243	$7,287,162

Recorded Investment, December 31, 2014
Loans collectively evaluated for impairment	$5,667,524	$415,569	$6,083,093
Loans individually evaluated for impairment (1)	19,889	—	19,889
Total recorded investment	$5,687,413	$415,569	$6,102,982

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal that was previously paid in full by the servicers as of June 30, 2015 and December 31, 2014 of $4,001 and $5,519, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses includes $30 and $153 for these potential claims as of June 30, 2015 and December 31, 2014, respectively.

As a result of our recent loss history, beginning in the first quarter of 2015, for conventional mortgage loans that are 180 days or more delinquent and/or where the borrower has filed for bankruptcy, we charge off the portion of the outstanding balance in excess of estimated fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio June 30, 2015	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$46,989	$16,628	$627	$1,205	$65,449
Past due 60-89 days	12,140	4,733	1	478	17,352
Past due 90 days or more	38,810	2,613	175	188	41,786
Total past due	97,939	23,974	803	1,871	124,587
Total current	6,800,980	560,002	387,440	94,259	7,842,681
Total mortgage loans, recorded investment	6,898,919	583,976	388,243	96,130	7,967,268
Net unamortized premiums	(135,331)	(8,020)	(6,746)	(969)	(151,066)
Fair-value hedging adjustments	(3,619)	(44)	390	63	(3,210)
Accrued interest receivable	(28,888)	(1,976)	(1,921)	(409)	(33,194)
Total mortgage loans held for portfolio, UPB	$6,731,081	$573,936	$379,966	$94,815	$7,779,798

Other Delinquency Statistics June 30, 2015
In process of foreclosure (1)	$26,752	$—	$—	$—	$26,752
Serious delinquency rate (2)	0.56%	0.45%	0.05%	0.20%	0.52%
Past due 90 days or more still accruing interest (3)	$31,998	$2,613	$—	$188	$34,799
On non-accrual status	8,125	—	335	—	8,460

Mortgage Loans Held for Portfolio December 31, 2014	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$59,365	$25,954	$1,011	$1,287	$87,617
Past due 60-89 days	14,879	6,010	252	657	21,798
Past due 90 days or more	49,128	3,636	1	483	53,248
Total past due	123,372	35,600	1,264	2,427	162,663
Total current	5,564,041	609,711	414,305	100,184	6,688,241
Total mortgage loans, recorded investment	5,687,413	645,311	415,569	102,611	6,850,904
Net unamortized premiums	(97,411)	(8,591)	(7,400)	(1,024)	(114,426)
Fair-value hedging adjustments	(4,323)	(45)	417	57	(3,894)
Accrued interest receivable	(23,219)	(2,370)	(2,117)	(436)	(28,142)
Total mortgage loans held for portfolio, UPB	$5,562,460	$634,305	$406,469	$101,208	$6,704,442

Other Delinquency Statistics December 31, 2014
In process of foreclosure (1)	$32,369	$—	$—	$—	$32,369
Serious delinquency rate (2)	0.86%	0.56%	—%	0.47%	0.78%
Past due 90 days or more still accruing interest (3)	$46,341	$3,636	$—	$483	$50,460
On non-accrual status	7,207	—	1	—	7,208

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

	June 30, 2015			December 31, 2014
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$17,173	$2,161	$19,334	$13,744	$6,145	$19,889

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment was not materially different than the post-modification recorded investment in TDRs.

During the three and six months ended June 30, 2015 certain conventional MPP loans classified as TDRs within the previous 12 months experienced a payment default. A borrower is considered to have defaulted on a TDR if the borrower's contractually due principal or interest is 60 days or more past due at any time. The recorded investment of certain conventional MPP loans classified as TDRs within the previous 12 months that experienced an initial payment default at the end of such periods was $104 and $144 for the three and six months ended June 30, 2015, respectively. However, a loan can experience another payment default in a subsequent period. There were no such loans during the three or six months ended June 30, 2014.

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

	June 30, 2015			December 31, 2014
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$18,215	$18,069	$—	$13,744	$13,647	$—
MPP conventional loans with allowance for loan losses	1,119	1,128	67	6,145	6,099	321
Total	$19,334	$19,197	$67	$19,889	$19,746	$321

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended		Three Months Ended
	June 30, 2015		June 30, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,446	$232	$18,540	$275
MPP conventional loans with allowance for loan losses	1,133	15	948	14
Total	$19,579	$247	$19,488	$289

	Six Months Ended		Six Months Ended
	June 30, 2015		June 30, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,543	$455	$18,161	$530
MPP conventional loans with allowance for loan losses	1,139	79	950	30
Total	$19,682	$534	$19,111	$560

There was one MPF TDR during the three and six months ended June 30, 2015. The loan was non-performing at June 30, 2015 and had a recorded investment of $160. There were no MPF TDRs during the three and six months ended June 30, 2014.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2015	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$30,595,463	$57,482	$275,072
Total derivatives designated as hedging instruments	30,595,463	57,482	275,072
Derivatives not designated as hedging instruments:
Interest-rate swaps	341,717	301	111
Interest-rate caps/floors	340,500	161	—
Interest-rate forwards	175,500	179	33
MDCs	174,189	223	467
Total derivatives not designated as hedging instruments	1,031,906	864	611
Total derivatives before adjustments	$31,627,369	58,346	275,683
Netting adjustments and cash collateral (1)		(16,583)	(180,049)
Total derivatives, net		$41,763	$95,634

December 31, 2014
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,527,697	$55,095	$331,546
Total derivatives designated as hedging instruments	27,527,697	55,095	331,546
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,476,365	330	735
Interest-rate caps/floors	340,500	312	—
Interest-rate forwards	252,100	—	1,631
MDCs	252,418	711	6
Total derivatives not designated as hedging instruments	2,321,383	1,353	2,372
Total derivatives before adjustments	$29,849,080	56,448	333,918
Netting adjustments and cash collateral (1)		(30,961)	(230,665)
Total derivatives, net		$25,487	$103,253

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral placed at June 30, 2015 and December 31, 2014 was $165,007 and $201,284, respectively. Cash collateral held at June 30, 2015 and December 31, 2014 was $1,540 and $1,580, respectively.

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

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral	$34,252	$245,816	$48,532	$308,041
Cleared	23,692	29,367	7,205	24,240
Total gross recognized amount	57,944	275,183	55,737	332,281
Gross amounts of netting adjustments and cash collateral
Bilateral	(33,871)	(150,682)	(48,389)	(206,425)
Cleared	17,288	(29,367)	17,428	(24,240)
Total gross amounts of netting adjustments and cash collateral	(16,583)	(180,049)	(30,961)	(230,665)
Net amounts after netting adjustments and cash collateral
Bilateral	381	95,134	143	101,616
Cleared	40,980	—	24,633	—
Total net amounts after netting adjustments and cash collateral	41,361	95,134	24,776	101,616
Derivative instruments not meeting netting requirements (1)	402	500	711	1,637
Total derivatives, at estimated fair value	$41,763	$95,634	$25,487	$103,253

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2015	2014	2015	2014
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$6,332	$(2,908)	$6,441	$(3,519)
Total net gain (loss) related to fair-value hedge ineffectiveness	6,332	(2,908)	6,441	(3,519)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,660	4,428	865	5,771
Interest-rate caps/floors	(45)	(413)	(151)	(875)
Interest-rate forwards	1,973	(2,700)	(1,348)	(3,425)
Net interest settlements	201	2,715	492	5,440
MDCs	(2,858)	2,016	(916)	2,714
Total net gain (loss) on derivatives not designated as hedging instruments	931	6,046	(1,058)	9,625
Net gains (losses) on derivatives and hedging activities	$7,263	$3,138	$5,383	$6,106

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2015	Derivative	Item	Ineffectiveness	Income (1)
Advances	$47,732	$(44,213)	$3,519	$(39,242)
AFS securities	31,739	(32,147)	(408)	(24,303)
CO bonds	(4,823)	8,044	3,221	14,645
Total	$74,648	$(68,316)	$6,332	$(48,900)

Three Months Ended June 30, 2014
Advances	$(19,830)	$19,172	$(658)	$(36,883)
AFS securities	(9,093)	9,041	(52)	(24,526)
CO bonds	29,316	(31,514)	(2,198)	19,563
Total	$393	$(3,301)	$(2,908)	$(41,846)

Six Months Ended June 30, 2015
Advances	$10,780	$(8,508)	$2,272	$(78,669)
AFS securities	20,841	(21,828)	(987)	(48,732)
CO Bonds	10,237	(5,081)	5,156	31,241
Total	$41,858	$(35,417)	$6,441	$(96,160)

Six Months Ended June 30, 2014
Advances	$(21,133)	$21,580	$447	$(73,283)
AFS securities	(7,859)	7,981	122	(49,021)
CO Bonds	53,988	(58,076)	(4,088)	38,187
Total	$24,996	$(28,515)	$(3,519)	$(84,117)

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

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2015 was $212,307 for which we have posted collateral, including accrued interest, with an estimated fair value of $117,901 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $500 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $7,210 of collateral (at estimated fair value) to our bilateral derivative counterparties at June 30, 2015.

For cleared derivatives, the clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at June 30, 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Although we are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at June 30, 2015 and December 31, 2014 totaled $852.8 billion and $847.2 billion, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2015	December 31, 2014
Book value	$11,802,629	$12,567,696
Par value	11,807,026	12,570,811

Weighted average effective interest rate	0.14%	0.12%

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,715,220	0.36	$11,695,550	0.33
Due after 1 year through 2 years	3,828,220	0.94	2,018,510	1.49
Due after 2 years through 3 years	2,326,710	1.81	2,158,950	1.76
Due after 3 years through 4 years	1,104,850	2.42	1,934,100	1.49
Due after 4 years through 5 years	1,796,625	2.67	999,700	2.51
Thereafter	5,860,950	3.19	6,692,000	3.11
Total CO bonds, par value	29,632,575	1.32	25,498,810	1.44
Unamortized premiums	29,901		27,138
Unamortized discounts	(14,083)		(14,913)
Fair-value hedging adjustments	(793)		(7,897)
Total CO bonds	$29,647,600		$25,503,138

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	June 30, 2015	December 31, 2014
Non-callable / non-putable	$22,281,575	$17,253,810
Callable	7,351,000	8,245,000
Total CO bonds, par value	$29,632,575	$25,498,810

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$21,933,220	$19,918,550
Due after 1 year through 2 years	3,230,220	1,651,510
Due after 2 years through 3 years	1,274,710	883,950
Due after 3 years through 4 years	677,850	461,100
Due after 4 years through 5 years	1,149,625	543,700
Thereafter	1,366,950	2,040,000
Total CO bonds, par value	$29,632,575	$25,498,810

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2015	2014	2015	2014
Balance at beginning of period	$35,759	$43,211	$36,899	$42,778
Assessment (expense)	3,801	3,727	7,217	7,616
Subsidy usage, net (1)	(4,440)	(3,476)	(8,996)	(6,932)
Balance at end of period	$35,120	$43,462	$35,120	$43,462

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2014 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2015 and December 31, 2014. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2015		December 31, 2014
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$555,561	$2,212,501	$566,683	$2,344,283

Regulatory permanent capital-to-asset ratio	4.00%	4.89%	4.00%	5.60%
Regulatory permanent capital	$1,809,461	$2,212,501	$1,674,121	$2,344,283

Leverage ratio	5.00%	7.34%	5.00%	8.40%
Leverage capital	$2,261,826	$3,318,752	$2,092,652	$3,516,425

Mandatorily Redeemable Capital Stock. At June 30, 2015 and December 31, 2014, we had $14,341 and $15,673, respectively, in capital stock subject to mandatory redemption, which is classified as a liability. There were eight former members holding MRCS at June 30, 2015 and December 31, 2014.

The following tables present the activity in MRCS and distributions on MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2015	2014	2015	2014
Liability at beginning of period	$15,553	$16,786	$15,673	$16,787
Redemptions/repurchases	(1,212)	(1)	(1,332)	(2)
Liability at end of period	$14,341	$16,785	$14,341	$16,785

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2015	2014	2015	2014
Recorded as interest expense	$122	$135	$256	$745
Recorded as distributions from retained earnings	—	—	—	—
Total	$122	$135	$256	$745

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of our stock requirement for that institution. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $148,739 at June 30, 2015, which was 0.3% of our total assets.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three and six months ended June 30, 2015 and 2014.

AOCI Rollforward	Unrealized Gains on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, March 31, 2014	$12,356	$30,141	$(228)	$(4,156)	$38,113
OCI before reclassifications:
Net change in unrealized gains (losses)	538	8,619	—	—	9,157
Net change in fair value	—	38	—	—	38
Accretion of non-credit losses	—	—	19	—	19
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	58	—	—	58
Pension benefits, net	—	—	—	(208)	(208)
Total other comprehensive income (loss)	538	8,715	19	(208)	9,064
Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177

Balance, March 31, 2015	$17,582	$35,814	$(163)	$(7,167)	$46,066
OCI before reclassifications:
Net change in unrealized gains (losses)	(2,908)	828	—	—	(2,080)
Net change in fair value	—	(107)	—	—	(107)
Accretion of non-credit loss	—	—	12	—	12
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	32	—	—	32
Pension benefits, net	—	—	—	(1,075)	(1,075)
Total other comprehensive income (loss)	(2,908)	753	12	(1,075)	(3,218)
Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities (Note 3)	Non-Credit OTTI on AFS Securities (Notes 3 and 5)	Non-Credit OTTI on HTM Securities (Notes 4 and 5)	Pension Benefits	Total AOCI
Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	12,577	12,873	—	—	25,450
Net change in fair value	—	(181)	—	—	(181)
Accretion of non-credit loss	—	—	32	—	32
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	228	—	—	228
Pension benefits, net	—	—	—	(72)	(72)
Total other comprehensive income (loss)	12,577	12,920	32	(72)	25,457
Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	(1,404)	(1,531)	—	—	(2,935)
Net change in fair value	—	(106)	—	—	(106)
Accretion of non-credit loss	—	—	24	—	24
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	32	—	—	32
Pension benefits, net	—	—	—	(827)	(827)
Total other comprehensive income (loss)	(1,404)	(1,605)	24	(827)	(3,812)
Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$31,746	$15,552	$47,298	$27,954	$15,741	$43,695
Provision for (reversal of) credit losses	—	(951)	(951)	—	(86)	(86)
Other income (loss)	8,800	(859)	7,941	10,583	(621)	9,962
Other expenses	15,575	2,729	18,304	14,461	2,147	16,608
Income before assessments	24,971	12,915	37,886	24,076	13,059	37,135
Affordable Housing Program assessments	2,510	1,291	3,801	2,421	1,306	3,727
Net income	$22,461	$11,624	$34,085	$21,655	$11,753	$33,408

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$62,667	$33,370	$96,037	$58,952	$32,329	$91,281
Provision for (reversal of) credit losses	—	(388)	(388)	—	(790)	(790)
Other income (loss)	13,664	(2,147)	11,517	16,466	(619)	15,847
Other expenses	30,672	5,359	36,031	28,243	4,264	32,507
Income before assessments	45,659	26,252	71,911	47,175	28,236	75,411
Affordable Housing Program assessments	4,592	2,625	7,217	4,792	2,824	7,616
Net income	$41,067	$23,627	$64,694	$42,383	$25,412	$67,795

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2015	$37,303,793	$7,932,724	$45,236,517
December 31, 2014	35,032,770	6,820,262	41,853,032

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Estimated Fair Values

We review the fair value hierarchy classifications of our financial instruments on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the three or six months ended June 30, 2015 or 2014.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	June 30, 2015
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$635,017	$635,017	$635,017	$—	$—	$—
Interest-bearing deposits	251	251	—	251	—	—
Securities Purchased Under Agreements to Resell	200,000	200,000	—	200,000	—	—
Federal funds sold	1,895,000	1,895,000	—	1,895,000	—	—
AFS securities	3,570,926	3,570,926	—	3,206,207	364,719	—
HTM securities	6,481,002	6,590,575	—	6,493,727	96,848	—
Advances	24,318,357	24,381,257	—	24,381,257	—	—
Mortgage loans held for portfolio, net	7,932,724	8,166,880	—	8,132,629	34,251	—
Accrued interest receivable	86,971	86,971	—	86,971	—	—
Derivative assets, net	41,763	41,763	—	58,346	—	(16,583)
Grantor trust assets (included in other assets)	13,025	13,025	13,025	—	—	—

Liabilities:
Deposits	1,163,762	1,163,762	—	1,163,762	—	—
Consolidated Obligations:
Discount notes	11,802,629	11,807,026	—	11,807,026	—	—
Bonds	29,647,600	29,971,732	—	29,971,732	—	—
Accrued interest payable	83,461	83,461	—	83,461	—	—
Derivative liabilities, net	95,634	95,634	—	275,683	—	(180,049)
MRCS	14,341	14,341	14,341	—	—	—

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

					Netting
June 30, 2015	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,127,753	$—	$3,127,753	$—	$—
GSE MBS	78,454	—	78,454	—	—
Private-label RMBS	364,719	—	—	364,719	—
Total AFS securities	3,570,926	—	3,206,207	364,719	—
Derivative assets:
Interest-rate related	41,361	—	57,944	—	(16,583)
Interest-rate forwards	179	—	179	—	—
MDCs	223	—	223	—	—
Total derivative assets, net	41,763	—	58,346	—	(16,583)
Grantor trust assets (included in other assets)	13,025	13,025	—	—	—
Total assets at recurring estimated fair value	$3,625,714	$13,025	$3,264,553	$364,719	$(16,583)

Derivative liabilities:
Interest-rate related	$95,134	$—	$275,183	$—	$(180,049)
Interest-rate forwards	33	—	33	—	—
MDCs	467	—	467	—	—
Total derivative liabilities, net	95,634	—	275,683	—	(180,049)
Total liabilities at recurring estimated fair value	$95,634	$—	$275,683	$—	$(180,049)

Mortgage loans held for portfolio (2)	$5,018	$—	$—	$5,018
Total assets at non-recurring estimated fair value	$5,018	$—	$—	$5,018	$—

December 31, 2014
AFS securities:
GSE and TVA debentures	$3,155,115	$—	$3,155,115	$—	$—
Private-label RMBS	401,050	—	—	401,050	—
Total AFS securities	3,556,165	—	3,155,115	401,050	—
Derivative assets:
Interest-rate related	24,776	—	55,737	—	(30,961)
MDCs	711	—	711	—	—
Total derivative assets, net	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	—	—	—
Total assets at recurring estimated fair value	$3,594,632	$12,980	$3,211,563	$401,050	$(30,961)

Derivative liabilities:
Interest-rate related	$101,616	$—	$332,281	$—	$(230,665)
Interest-rate forwards	1,631	—	1,631	—	—
MDCs	6	—	6	—	—
Total derivative liabilities, net	103,253	—	333,918	—	(230,665)
Total liabilities at recurring estimated fair value	$103,253	$—	$333,918	$—	$(230,665)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2)	Amounts are as of the date the fair value adjustment was recorded during the six months ended June 30, 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The table below presents a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using Level 3 significant inputs. The estimated fair values for the private-label RMBS were determined using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not readily available.

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward	2015	2014	2015	2014
Balance, beginning of period	$380,835	$455,812	$401,050	$469,685
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	2,242	853	3,361	874
Net gains (losses) on changes in fair value in other income (loss)	(32)	(58)	(32)	(228)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(107)	38	(106)	(181)
Unrealized gains (losses) in OCI	828	8,619	(1,531)	12,873
Reclassification of non-credit portion in OCI to other income (loss)	32	58	32	228
Purchases, issuances, sales and settlements:
Settlements	(19,079)	(22,610)	(38,055)	(40,539)
Balance, end of period	$364,719	$442,712	$364,719	$442,712

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$2,210	$795	$3,329	$646

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2015
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$43,944	$158,627	$202,571
Unused lines of credit (1)	994,593	—	994,593
Commitments to fund additional advances (2)	99,988	—	99,988
Commitments to fund or purchase mortgage loans (3)	174,189	—	174,189
Unsettled CO bonds, at par (4)	20,500	—	20,500

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $15,000 hedged with associated interest-rate swaps.

Pledged Collateral. At June 30, 2015 and December 31, 2014, we had pledged cash collateral, at par, of $164,994 and $201,267, respectively, to counterparties and clearing agents. At June 30, 2015 and December 31, 2014, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. We would record an accrual for a loss contingency when it is probable that a loss for which we could be liable has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments totaled $0 and $4,732, net of legal fees and litigation expenses, for the three and six months ended June 30, 2015 compared with $6,134 and $8,548 for the three and six months ended June 30, 2014, respectively, and were recorded in other income.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 15 - Estimated Fair Values.

Note 17 - Transactions with Related Parties and Other Entities

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS. We had no related parties at June 30, 2015 or December 31, 2014 as no institution had capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS.

Flagstar Bank, FSB was a related party at June 30, 2014. We had net advances to and (repayments from) Flagstar for the three and six months ended June 30, 2014 of $(93,295) and $43,705, respectively.

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital stock and MRCS		Advances		Mortgage loans held for portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
June 30, 2015	$27,128	2%	$258,526	1%	$176,920	2%
December 31, 2014	40,213	3%	261,146	1%	167,072	2%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The following table presents net advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the dates of the directors' appointments and term endings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transactions with Directors' Financial Institutions	2015	2014	2015	2014
Net advances (repayments)	$(2,258)	$(12,401)	$(2,620)	$(24,736)
Mortgage loans purchased	13,734	6,181	21,124	10,916

Transactions with Other FHLBanks. We purchased no participation interests from the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF program in 2015, compared with $0 and $11,011 for the three and six months ended June 30, 2014, respectively.

Beginning in July 2012, we pay an MPF provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in other expenses. For the three and six months ended June 30, 2015, we paid such fees of $67 and $136, respectively, compared with $75 and $150 for the three and six months ended June 30, 2014, respectively.

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
FASB: Financial Accounting Standards Board
FRB: Federal Reserve Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Finance Agency: Federal Housing Finance Agency, successor to Finance Board
Finance Board: Federal Housing Finance Board, predecessor to Finance Agency
Fitch: Fitch Ratings, Inc.
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
GAAP: Generally Accepted Accounting Principles in the United States of America
GDP: Gross Domestic Product
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
HUD: United States Department of Housing and Urban Development
JCE Agreement: Joint Capital Enhancement Agreement, as amended, among the 11 FHLBanks
LIBOR: London Interbank Offered Rate
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

•	ability to raise capital market funding at acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our consolidated obligations;

•	ability of one or more of the FHLBanks to repay its participation in the consolidated obligations, or otherwise meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to manage our business effectively;

•	nonperformance of counterparties to bilateral and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism;

•	changes in or differing interpretations of accounting guidance; and

•	other risk factors identified in our filings with the SEC.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

Executive Summary

Overview. We are a regional wholesale bank that makes secured loans in the form of advances; purchases whole mortgage loans from our member financial institutions; purchases other investments; and provides other financial services to our member financial institutions. Our member financial institutions may consist of federally-insured depository institutions (including commercial banks, thrifts, and credit unions), insurance companies and CDFIs with their principal place of business located in our district states of Indiana or Michigan as established in conformity with the laws under which the institution is organized. All member financial institutions are required to purchase shares of our Class B capital stock as a condition of membership.

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

We group our products and services within two operating segments:

•
Traditional, which consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage loans, which consist of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests previously purchased through the FHLBank of Topeka in mortgage loans originated by its members under the MPF Program.

Economic Conditions. Our financial condition and results of operations are influenced by the general state of the global and national economies; the conditions in the financial, credit and mortgage markets; the prevailing interest rates; and the economies in our district states and their impact on our member financial institutions.

Global Economy. On May 12, 2015, Moody’s issued its Global Macro Outlook 2015-16, which focuses on the differing growth and inflation prospects among many countries as evidenced by the anticipated tightening of United States monetary policy while other major central banks are expected to ease monetary policy or maintain an accommodative stance. Countries that have built resilience to shifts in financing conditions, including the United States, are viewed as being less vulnerable to negative external or domestic shocks. The report notes that the strong dollar could reduce export activity, but the impact on the overall economy would be modest.

The International Monetary Fund’s July 2015 World Economic Outlook Update projects global growth of 3.3% for 2015, down slightly from its April 2015 projection of 3.5%. The reduction reflects a slightly lower than expected activity level in North America during the first quarter. Global growth is projected to increase to 3.8% in 2016, driven in part by increasing oil prices.

United States Economy. On July 30, 2015, the Bureau of Economic Analysis released its "advance" estimate of the United States real GDP for the second quarter of 2015. The estimated real GDP increase of 2.3% for the second quarter reflects positive contributions from personal consumption expenditures, exports, and state and local government spending that were partially offset by negative contributions from federal government spending, private inventory investment, and nonresidential fixed investment.

Moody’s projects a GDP growth rate of 2.8% for both 2015 and 2016. The 2015 forecast was reduced from the previous forecast of 3.2% due to weaker-than-expected activity levels stemming from temporary factors including unfavorable weather during the first quarter of the year. Moody’s maintained its forecasts for GDP growth to fall to between 2.5% and 3.5% for both years, and for the United States unemployment rate to decline from a 5.0% to 6.0% range for 2015 to a 4.5% to 5.5% range for 2016.

Freddie Mac’s June 2015 United States Economic and Housing Market Outlook views the year-over-year increase of outstanding debt for single-family properties to be an indicator that housing markets are moving toward normalcy. The report notes growing investor appetite for mortgage bonds, due in part to innovative credit-risk transfer transactions. However, mortgage originations are projected to taper in 2016 as refinancing activity slows.

On July 29, 2015, the FOMC reported that economic activity has been expanding moderately during recent months, as the labor market improved with job gains and declining unemployment. Growth in household spending has been moderate and the housing sector has shown improvement. Inflation continued to run below the FOMC’s longer-run objective and longer-term inflation expectations remain stable.

The FOMC expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace, with labor market indicators moving toward maximum employment and with inflation gradually rising toward 2%. The FOMC reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate. An increase of the target range for the federal funds rate is expected to be based on further improvement in the labor market and confidence that inflation is moving back to the 2% objective over the medium term.

Indiana and Michigan Economies. The Bureau of Labor Statistics reported that Michigan’s preliminary unemployment rate was 5.5% for June 2015, while Indiana’s preliminary rate was 4.9%, compared to the national rate of 5.3%. On May 29, 2015, the Research Seminar in Quantitative Economics at the University of Michigan projected Michigan’s annualized job growth rate to moderate to 1.4% for the second quarter after spiking to 3.8% during the first quarter of 2015. More stable quarterly growth rates are projected through the rest of 2015 and 2016. Anticipated job growth is projected to boost personal income by 4.2% in 2015 and 4.5% in 2016. The Center for Econometric Research at Indiana University projects Indiana’s annual income growth rate to peak at 5.5% during the third quarter of 2015 and then move toward lower national rates through 2018. Unemployment is projected to gradually decline from 5.6% for March of 2015 to 4.8% by the end of 2018.

Information provided by Black Knight Financial Services for May 2015 shows Indiana's non-current mortgage rate (loans past due 30 days or more) at 8.2%, and Michigan's non-current mortgage rate at 5.5%, compared to the 6.4% national rate.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets.

Effective July 14, 2015, the Office of Finance modified its Discount Note Auction program to enhance its short-term debt issuance programs and to strengthen the FHLBanks' ability to meet the funding needs of their members. The bi-weekly discount note auction was modified to use a single-price (Dutch) award method to determine the winning bids, with the auctions announced thirty-five minutes earlier, at 11:00am Eastern Time. In addition, the 9-week maturity was replaced with an 8-week maturity. The Discount Note Auction program is one of many short- and long-term debt issuance programs and products offered by the FHLBanks.

During the second quarter of 2015, Treasury rates increased, more than offsetting the decline during the first quarter. The 10-year Treasury rate closed the second quarter at 2.35%, approximately 40 bps higher than the rate at the end of the first quarter of 2015.

FOMC’s July 29, 2015 report stated its intent to maintain its existing policy of reinvesting principal payments from its holdings of agency MBS and agency debt in agency MBS and of rolling over maturing Treasury securities at auction. This policy of maintaining sizable holdings of longer-term securities is expected to help maintain accommodative financial conditions.

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

	As of and for the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Statement of Condition:
Advances	$24,318	$21,846	$20,789	$19,325	$19,248
Investments (1)	12,147	10,607	10,539	10,647	10,801
Mortgage loans held for portfolio, net	7,933	7,412	6,820	6,449	6,230
Total assets	45,236	43,651	41,853	41,015	39,034
Discount notes	11,803	11,161	12,568	10,106	9,001
CO bonds	29,647	28,243	25,503	26,914	26,250
Total consolidated obligations	41,450	39,404	38,071	37,020	35,251
MRCS	14	16	16	16	17
Capital stock, Class B putable	1,388	1,572	1,551	1,726	1,667
Retained earnings (2)	810	791	777	777	760
AOCI	43	46	47	57	47
Total capital	2,241	2,409	2,375	2,560	2,474

Statement of Income:
Net interest income	$47	$49	$49	$45	$44
Provision for (reversal of) credit losses	(1)	1	—	—	—
Other income (loss)	8	4	(10)	7	10
Other expenses	18	18	19	16	17
Affordable Housing Program assessments	4	3	2	4	4
Net income	$34	$31	$18	$32	$33

Selected Financial Ratios:
Net interest margin (3)	0.43%	0.47%	0.46%	0.45%	0.46%
Return on average equity (4)	5.82%	4.43%	2.65%	4.44%	4.81%
Return on average assets (4)	0.31%	0.26%	0.16%	0.28%	0.31%
Weighted average dividend rate (5)	4.00%	4.00%	3.75%	3.75%	3.75%
Dividend payout ratio (6)	45.16%	55.57%	97.21%	48.07%	44.65%
Total capital ratio (7)	4.95%	5.52%	5.68%	6.24%	6.34%
Total regulatory capital ratio (8)	4.89%	5.45%	5.60%	6.14%	6.26%
Average equity to average assets	5.35%	5.92%	6.16%	6.28%	6.41%

(1)	Consists of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)
Annualized. For the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, and June 30, 2014, the annualization was adjusted to remove the impact of litigation settlements related to our private-label RMBS in those periods. Without the adjustment, return on average equity during those periods was 5.82%, 4.95%, 2.63%, 5.02%, and 5.49%, respectively, and return on average assets was 0.31%, 0.29%, 0.16%, 0.32%, and 0.35%, respectively.

(5)	Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, would be 50.29%, 101.94%, 50.50%, 46.22% and 43.38% respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Comparative Highlights	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$47	$44	$3	8%	$96	$91	$5	5%
Provision for (reversal of) credit losses	(1)	—	(1)	NM(1)	—	(1)	1	51%
Net interest income after provision for credit losses	48	44	4	10%	96	92	4	5%
Other income	8	10	(2)	(20%)	12	16	(4)	(27%)
Other expenses	18	17	1	10%	36	33	3	11%
Income before assessments	38	37	1	2%	72	75	(3)	(5%)
AHP assessments	4	4	—	2%	7	7	—	(5%)
Net income	34	33	1	2%	65	68	(3)	(5%)
Total other comprehensive income (loss)	(3)	9	(12)	(135%)	(4)	25	(29)	(115%)
Total comprehensive income	$31	$42	$(11)	(27%)	$61	$93	$(32)	(35%)

(1)	Not meaningful.

The increase in net income for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher net interest income as well as higher net gains related to derivative and hedging activities. These increases were partially offset by lower net proceeds from litigation settlements related to certain private-label RMBS.

The decrease in net income for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements and higher operating expenses, partially offset by higher net interest income.

The decrease in total other comprehensive income for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a smaller increase in the fair value of AFS OTTI securities and unrealized losses in 2015 on other AFS securities.

The decrease in total other comprehensive income for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a decrease in the fair value of OTTI and other AFS securities during the six months ended June 30, 2015 compared to an increase in the fair value of OTTI and other AFS securities for the same period in 2014.

Changes in Financial Condition for the Six Months Ended June 30, 2015. The following table presents the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2015	December 31, 2014	$ Change	% Change
Advances	$24,318	$20,789	$3,529	17%
Mortgage loans held for portfolio, net	7,933	6,820	1,113	16%
Investments (1)	12,147	10,539	1,608	15%
Other assets (2)	838	3,705	(2,867)	(77%)
Total assets	$45,236	$41,853	$3,383	8%

Consolidated obligations	$41,450	$38,071	$3,379	9%
MRCS	14	16	(2)	(9%)
Other liabilities	1,531	1,391	140	10%
Total liabilities	42,995	39,478	3,517	9%
Capital stock, Class B putable	1,388	1,551	(163)	(10%)
Retained earnings (3)	810	777	33	4%
AOCI	43	47	(4)	(8%)
Total capital	2,241	2,375	(134)	(6%)
Total liabilities and capital	$45,236	$41,853	$3,383	8%

Total regulatory capital (4)	$2,212	$2,344	$(132)	(6%)

(1)	Includes interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes cash and due from banks of $635 million and $3,551 million at June 30, 2015 and December 31, 2014, respectively.

(3)	Includes restricted retained earnings of $118 million and $105 million at June 30, 2015 and December 31, 2014, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at June 30, 2015 compared to December 31, 2014 was primarily attributable to an increase in advances.

The increase in total liabilities at June 30, 2015 compared to December 31, 2014 was primarily attributable to an increase in consolidated obligations to fund our asset growth.

The decrease in total capital at June 30, 2015 compared to December 31, 2014 was due to our repurchase of excess capital stock.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,346	$1	0.11%	$2,911	$—	0.07%
Investment securities (2)	10,009	38	1.50%	10,506	38	1.46%
Advances (3)	22,374	30	0.54%	17,974	25	0.55%
Mortgage loans held for portfolio (3)	7,713	64	3.34%	6,186	58	3.73%
Other assets (interest-earning) (4)	213	—	(0.10%)	282	—	0.68%
Total interest-earning assets	43,655	133	1.22%	37,859	121	1.28%
Other assets (5)	181			252
Total assets	$43,836			$38,111

Liabilities and Capital:
Interest-bearing deposits	$760	—	0.01%	$806	—	0.01%
Discount notes	10,962	4	0.13%	7,519	2	0.07%
CO bonds (3)	28,630	82	1.14%	26,298	75	1.16%
MRCS	15	—	3.24%	17	—	3.23%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	40,367	86	0.85%	34,640	77	0.90%
Other liabilities	1,122			1,030
Total capital	2,347			2,441
Total liabilities and capital	$43,836			$38,111

Net interest income		$47			$44

Net spread on interest-earning assets less interest-bearing liabilities			0.37%			0.38%

Net interest margin (7)			0.43%			0.46%

Average interest-earning assets to interest-bearing liabilities	1.08			1.09

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,381	$2	0.10%	$2,952	$1	0.06%
Investment securities (2)	10,134	74	1.46%	10,569	76	1.46%
Advances (3)	21,697	58	0.54%	17,518	54	0.62%
Mortgage loans held for portfolio (3)	7,388	126	3.45%	6,175	116	3.78%
Other assets (interest-earning) (4)	228	—	0.13%	299	—	0.44%
Total interest-earning assets	42,828	260	1.22%	37,513	247	1.33%
Other assets (5)	288			335
Total assets	$43,116			$37,848

Liabilities and Capital:
Interest-bearing deposits	$734	—	0.01%	$855	—	0.01%
Discount notes	10,877	7	0.12%	7,056	3	0.08%
CO Bonds (3)	28,006	157	1.13%	26,527	152	1.16%
MRCS (6)	15	—	3.36%	17	1	8.95%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	39,632	164	0.83%	34,455	156	0.91%
Other liabilities	1,056			981
Total capital	2,428			2,412
Total liabilities and capital	$43,116			$37,848

Net interest income		$96			$91

Net spread on interest-earning assets less interest-bearing liabilities			0.39%			0.42%

Net interest margin (7)			0.45%			0.49%

Average interest-earning assets to interest-bearing liabilities	1.08			1.09

(1)	Annualized.

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

Yields. The yield on total interest-earning assets for the three months ended June 30, 2015 was 1.22%, a decrease of 6 bps compared to the three months ended June 30, 2014, resulting substantially from a lower yield on mortgage loans due to higher levels of mortgage prepayments that have caused an accelerated runoff of our older MPP loans, which have been generating historically wider spreads, and higher amortization of purchased premiums on our newer loans. This lower yield was partially offset by a lower cost of funds related to interest-bearing liabilities. The yield on total interest-bearing liabilities was 0.85%, a decrease of 5 bps from the prior year period. The net effect of the lower yields on interest-earning assets was a reduction in the net interest spread to 0.37% for the three months ended June 30, 2015 from 0.38% for the three months ended June 30, 2014.

The yield on total interest-earning assets for the six months ended June 30, 2015 was 1.22%, a decrease of 11 bps compared to the six months ended June 30, 2014, resulting primarily from lower yields on advances and mortgage loans. The yield on advances decreased 8 bps primarily due to lower prepayment fees and related amortization on advances. The yield on mortgage loans decreased 33 bps due to higher levels of mortgage prepayments that have caused an accelerated runoff of our older MPP loans, which have been generating historically wider spreads, and higher amortization of purchased premiums on our newer loans. These lower yields were partially offset by a lower cost of funds related to interest-bearing liabilities. The yield on total interest-bearing liabilities was 0.83%, a decrease of 8 bps from the prior year period. The net effect of the lower yields on interest-earning assets was a reduction in the net interest spread to 0.39% for the six months ended June 30, 2015 from 0.42% for the six months ended June 30, 2014.

Average Balances. Higher average balances of both interest-earning assets and interest-bearing liabilities partially offset the impact of lower yields for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase in interest-earning assets was largely related to advances and mortgage loans held for portfolio. The average amount of advances outstanding increased 24% for the three and six months ended June 30, 2015 compared to the same periods in 2014 due primarily to certain members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased 25% and 20% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due to higher purchases under MPP Advantage. The increase in average interest-bearing liabilities was primarily due to an increase in consolidated obligations to fund the increases in advances and mortgage loans and included an increase in the funding mix from CO bonds to discount notes.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to a refinement to the haircut applied to the loan-level property values obtained from the third-party model that was implemented in the first quarter of 2015.

The change in the provision for (reversal of) credit losses for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to (i) a lower reversal of the portion of the allowance for loan losses pertaining to potentially unrecoverable amounts from PMI and SMI providers, and (ii) a lower reversal of the MPF allowance for loan losses, partially offset by (iii) the change during the first quarter of 2015 in our technique for estimating losses on delinquent MPP loans to incorporate loan-level property values, which provides more specific estimates of liquidation values than our previous technique. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Critical Accounting Policies and Estimates for more information.

Prepayment Fees. The following table presents advance prepayment fees and the associated swap termination fees recognized in interest income at the time of the prepayments ($ amounts in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Recognized prepayment/termination fees	2015	2014	2015	2014
Prepayment fees on advances	$2	$—	$3	$1
Associated swap termination fees	(2)	—	(2)	—
Prepayment fees on advances, net	$—	$—	$1	$1

The following table presents deferred advance prepayment fees and deferred swap termination fees associated with those advance prepayments ($ amounts in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Deferred prepayment/termination fees	2015	2014	2015	2014
Deferred prepayment fees on advances	$—	$—	$2	$—
Deferred associated swap termination fees	—	—	(2)	—
Deferred prepayment fees on advances, net	$—	$—	$—	$—

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2015	2014	2015	2014
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	7	3	5	6
Other
Litigation settlements, net (1)	—	6	5	9
Other miscellaneous	1	1	2	1
Total other income	$8	$10	$12	$16

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information - Item 1. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income for the three months ended June 30, 2015 compared to the same period in 2014 was due to the net proceeds in 2014 from a litigation settlement related to certain private-label RMBS, partially offset by higher net gains in 2015 related to derivative and hedging activities.

The decrease in total other income for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements related to certain private-label RMBS.

Net Gains (Losses) on Derivatives and Hedging Activities. Our net gains (losses) on derivatives and hedging activities fluctuate due to volatility in the overall interest rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to maturity or prior to the call or put dates. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information.

The change in estimated fair value of derivatives in a fair value hedging relationship was a gain of $6 million for the three and six months ended June 30, 2015, compared to a loss of $3 million and $4 million for the three and six months ended June 30, 2014, respectively. The fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads, and volatility. Gains (losses) related to fair value hedge ineffectiveness occur when changes in the fair value of the derivative and the associated hedged item do not perfectly offset.

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

Three Months Ended June 30, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$4	$(1)	$(2)	$—	$1
Net interest settlements (2)	(39)	(25)	—	15	—	(49)
Total net interest income	(39)	(21)	(1)	13	—	(48)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	3	—	—	3	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	2	—	1
Net gains (losses) on derivatives and hedging activities	3	—	(1)	5	—	7
Total net effect of derivatives and hedging activities	$(36)	$(21)	$(2)	$18	$—	$(41)

Three Months Ended June 30, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$2	$—	$—	$—	$2
Net interest settlements (2)	(37)	(24)	—	19	—	(42)
Total net interest income	(37)	(22)	—	19	—	(40)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	—	—	(2)	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	—	7	—	6
Net gains (losses) on derivatives and hedging activities	(1)	(1)	—	5	—	3
Total net effect of derivatives and hedging activities	$(38)	$(23)	$—	$24	$—	$(37)

Six Months Ended June 30, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$6	$(1)	$(2)	$—	$3
Net interest settlements (2)	(78)	(49)	—	31	—	(96)
Total effect on net interest income	(78)	(43)	(1)	29	—	(93)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	(1)	—	5	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(2)	1	—	(1)
Net gains (losses) on derivatives and hedging activities	2	(1)	(2)	6	—	5
Total net effect of derivatives and hedging activities	$(76)	$(44)	$(3)	$35	$—	$(88)

Six Months Ended June 30, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$5	$(1)	$—	$—	$4
Net interest settlements (2)	(73)	(49)	—	38	—	(84)
Total effect on net interest income	(73)	(44)	(1)	38	—	(80)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	(4)	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	—	11	—	10
Net gains (losses) on derivatives and hedging activities	—	(1)	—	7	—	6
Total net effect of derivatives and hedging activities	$(73)	$(45)	$(1)	$45	$—	$(74)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2015	2014	2015	2014
Compensation and benefits	$11	$11	$22	$21
Other operating expenses	5	4	10	8
Finance Agency and Office of Finance expenses	1	1	3	3
Other	1	1	1	1
Total other expenses	$18	$17	$36	$33

The increase in total other expenses for the three and six months ended June 30, 2015 compared to the same periods in 2014 was driven by an increase in other operating expenses. This increase was caused primarily by an increase in amortization resulting from the initial implementation of our core banking system in the fourth quarter of 2014. Additionally, professional fees increased as a result of our implementation of other information technology and strategic initiatives.

Total Other Comprehensive Income (Loss). Total other comprehensive loss for the three months ended June 30, 2015 consisted primarily of unrealized losses on AFS securities, partially offset by increases in the fair value of OTTI AFS securities. Total other comprehensive income for the three months ended June 30, 2014 consisted primarily of increases in the fair value of OTTI AFS securities.

Total other comprehensive loss for the six months ended June 30, 2015 consisted primarily of decreases in the fair value of OTTI and other AFS securities. Total other comprehensive income for the six months ended June 30, 2014 consisted primarily of increases in the fair value of OTTI and other AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional operating segment consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits. The following table presents our financial performance for the traditional operating segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional Segment	2015	2014	2015	2014
Net interest income	$32	$28	$63	$59
Provision for (reversal of) credit losses	—	—	—	—
Other income	9	11	14	17
Other expenses	16	15	31	29
Income before assessments	25	24	46	47
Total assessments	3	3	5	5
Net income	$22	$21	$41	$42

The increase in net income for the traditional operating segment for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher net interest income, as well as higher net gains related to derivative and hedging activities. This increase was partially offset by lower net proceeds from litigation settlements.

The decrease in net income for the traditional operating segment for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements. This decrease was partially offset by higher net interest income.

Mortgage Loans. The mortgage loans operating segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased through the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF program. The following table presents our financial performance for the mortgage loans operating segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Segment	2015	2014	2015	2014
Net interest income	$15	$16	$33	$32
Provision for (reversal of) credit losses	(1)	—	—	(1)
Other income (loss)	(1)	(1)	(2)	(1)
Other expenses	2	2	5	4
Income before assessments	13	13	26	28
Total assessments	1	1	2	2
Net income	$12	$12	$24	$26
The decrease in net income (in thousands) for the mortgage loans operating segment for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to an increase in other expenses (in thousands), substantially offset by a higher reversal of credit losses.

The decrease in net income for the mortgage loans operating segment for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher net losses related to derivative and hedging activities and an increase in other expenses, partially offset by higher net interest income.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	June 30, 2015		December 31, 2014
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$24,318	54%	$20,789	50%
Mortgage loans held for portfolio, net	7,933	18%	6,820	16%
Cash and short-term investments	2,730	6%	3,551	9%
Investment securities	10,052	22%	10,538	25%
Other assets (1)	203	—%	155	—%
Total assets	$45,236	100%	$41,853	100%

(1)	Includes interest-bearing deposits, accrued interest receivable, premises, software, and equipment, derivative assets and other assets.

Total assets were $45.2 billion as of June 30, 2015, a net increase of $3.4 billion or 8% compared to December 31, 2014. This increase was primarily due to a significant increase in advances and mortgage loans held for portfolio, which altered the mix of our assets during the period.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $24.3 billion at June 30, 2015, a net increase of 17% compared to December 31, 2014. This increase was primarily due to certain members' higher funding needs and included a 28% increase in advances to depository members and an 11% increase to insurance company members.

The table below presents advances by type of borrower ($ amounts in millions).

	June 30, 2015		December 31, 2014
Borrower Type	Par Value	% of Total	Par Value	% of Total
Commercial banks	$5,292	22%	$4,675	23%
Thrifts	2,760	11%	1,102	5%
Credit unions	1,937	8%	1,998	10%
Total depository institutions	9,989	41%	7,775	38%
Insurance companies	13,994	58%	12,641	61%
Total member advances	23,983	99%	20,416	99%
Former member borrowers	203	1%	214	1%
Total advances, par value	$24,186	100%	$20,630	100%

Mortgage Loans Held for Portfolio. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations. We purchased $1.8 billion of conventional mortgage loans through MPP Advantage in the six months ended June 30, 2015. The Finance Agency has established low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program. Therefore, if our 2015 purchase volume in MPP Advantage reaches $2.5 billion, we could become subject to these low-income housing goals. We continue to monitor the level of our MPP Advantage purchases and to evaluate the potential impacts of becoming subject to low-income housing goals in our AMA program.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2015		December 31, 2014
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$1,634	21%	$1,854	28%
Advantage	5,097	66%	3,709	55%
FHA	574	7%	634	9%
Total MPP	7,305	94%	6,197	92%
MPF:
Conventional	380	5%	406	6%
Government	95	1%	101	2%
Total MPF	475	6%	507	8%
Total mortgage loans held for portfolio, UPB	$7,780	100%	$6,704	100%

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

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $12 million at June 30, 2015 and $25 million at December 31, 2014. This decrease from December 31, 2014 to June 30, 2015 was primarily the result of (i) fewer delinquent mortgage loans, (ii) a change during the first quarter of 2015 in the technique for estimating losses on delinquent MPP loans to incorporate loan-level property values obtained from a third-party model, with a haircut applied, instead of using a historical weighted-average collateral recovery rate, (iii) the charge-off portions of mortgage loans that were 180 days past due, and (iv) a reduction in potential claims by servicers on principal and interest previously paid in full. After we considered the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was $1 million at June 30, 2015 and $2 million at December 31, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Critical Accounting Policies and Estimates for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	June 30, 2015	December 31, 2014	Change
Cash and short-term investments:
Cash and due from banks	$635	$3,551	$(2,916)
Interest-bearing deposits	—	1	(1)
Securities purchased under agreements to resell	200	—	200
Federal funds sold	1,895	—	1,895
Total cash and short-term investments	2,730	3,552	(822)

Investment securities:
AFS securities:
GSE and TVA debentures	3,128	3,155	(27)
GSE MBS	78	—	78
Private-label RMBS	365	401	(36)
Total AFS securities	3,571	3,556	15
HTM securities:
GSE debentures	100	269	(169)
Other U.S. obligations - guaranteed MBS	2,986	3,032	(46)
GSE MBS	3,296	3,568	(272)
Private-label RMBS	87	100	(13)
Manufactured housing loan ABS	11	11	—
Home equity loan ABS	1	2	(1)
Total HTM securities	6,481	6,982	(501)
Total investment securities	10,052	10,538	(486)

Total cash and investments, carrying value	$12,782	$14,090	$(1,308)

Cash and Short-Term Investments. Cash and short-term investments totaled $2.7 billion at June 30, 2015, a decrease of 23% compared to December 31, 2014. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities totaled $3.6 billion at June 30, 2015 and December 31, 2014. Net unrealized gains on AFS securities totaled $51 million at June 30, 2015, a decrease of $3 million compared to net unrealized gains at December 31, 2014. This decrease was primarily due to a decrease in the fair values of our AFS securities. At June 30, 2015, the percentage of non-MBS AFS securities due in one year or less was 7%, due after one year through five years was 72%, and due after five years was 21%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $6.5 billion at June 30, 2015, a decrease of 7% compared to December 31, 2014, primarily due to principal paydowns. At June 30, 2015, the estimated fair value of our HTM securities in an unrealized loss position totaled $1.3 billion, a decrease of 2% from December 31, 2014, primarily due to principal paydowns combined with favorable changes in interest rates, credit spreads and volatility. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $43.0 billion at June 30, 2015, a net increase of 9% compared to December 31, 2014. This increase of $3.5 billion was primarily attributable to an increase in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $1.2 billion at June 30, 2015, an increase of 7% compared to December 31, 2014. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At June 30, 2015, the carrying values of our discount notes and CO bonds totaled $11.8 billion and $29.6 billion, respectively, compared to $12.6 billion and $25.5 billion, respectively, at December 31, 2014. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 28% of total consolidated obligations at June 30, 2015, compared to 33% at December 31, 2014. Discount notes are issued primarily to provide short-term funds, while CO bonds are issued primarily to provide longer-term funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy.

The following table presents the par value of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2015		December 31, 2014
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$11,807	28%	$12,571	33%
CO bonds	14,715	36%	11,696	31%
Total due in 1 year or less	26,522	64%	24,267	64%
Long-term CO bonds	14,917	36%	13,803	36%
Total consolidated obligations	$41,439	100%	$38,070	100%

Derivatives. As of June 30, 2015 and December 31, 2014, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $42 million and $25 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $96 million and $103 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the amounts by type of hedged item (notional $ amounts in millions).

Hedged Item	June 30, 2015	December 31, 2014
Advances	$9,854	$10,278
Investments	3,438	3,358
Mortgage loans	176	252
CO bonds	17,781	14,460
Discount notes	205	1,249
MDCs	174	252
Total notional	$31,628	$29,849

Total Capital. Total capital was $2.2 billion at June 30, 2015, a net decrease of $134 million since December 31, 2014.

The following tables present a percentage breakdown of the components of GAAP capital along with a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Components of GAAP capital	June 30, 2015	December 31, 2014
Capital stock	62%	65%
Retained earnings	36%	33%
AOCI	2%	2%
Total GAAP capital	100%	100%

The change in the composition of our total GAAP capital is primarily due to growth in retained earnings and repurchases of excess stock.

Reconciliation of GAAP to regulatory capital	June 30, 2015	December 31, 2014
Total GAAP capital	$2,241	$2,375
Exclude: AOCI	(43)	(47)
Add: MRCS	14	16
Total regulatory capital	$2,212	$2,344

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $2.7 billion at June 30, 2015. During the first six months of 2015, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $45.3 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of retained earnings and total regulatory capital stock, which includes Class B capital stock and MRCS. However, MRCS is classified as a liability instead of capital under GAAP.

Our outstanding Class B capital stock, categorized by type of institution, and MRCS balances are provided in the following table ($ amounts in millions):

	June 30, 2015		December 31, 2014
Institution Type	Amount	% of Total	Amount	% of Total
Commercial banks	$386	27%	$451	29%
Thrifts	163	12%	226	14%
Credit unions	184	13%	209	13%
Total depository institutions	733	52%	886	56%
Insurance companies	655	47%	665	43%
CDFIs	—	—%	—	—%
Total capital stock putable	1,388	99%	1,551	99%
MRCS (1)	14	1%	16	1%
Total regulatory capital stock	$1,402	100%	$1,567	100%

(1)
Balances at June 30, 2015 and December 31, 2014 include $3 million of MRCS that had reached the end of the five-year redemption period but for which credit products and other obligations remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products are no longer outstanding.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for advances.

The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	June 30, 2015	December 31, 2014
Member capital stock not subject to outstanding redemption requests	$148	$516
Member capital stock subject to outstanding redemption requests	—	—
MRCS	1	1
Total excess capital stock	$149	$517

Excess stock as a percentage of regulatory capital stock	11%	33%

In May 2015, we repurchased a total of $241 million of excess capital stock. These repurchases were undertaken for general capital management purposes in accordance with our capital plan.

Capital Distributions. On July 29, 2015, our board of directors declared a cash dividend of 4.25% (annualized) on our capital stock putable-Class B-1 and 3.40% (annualized) on our capital stock putable-Class B-2 based on our net income for the quarter ended June 30, 2015, as well as other factors as stated in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends in our 2014 Form 10-K.

Adequacy of Capital. At June 30, 2015, our regulatory capital ratio was 4.89%, and our leverage capital ratio was 7.34%, both in excess of the regulatory requirement. See Notes to Financial Statements - Note 12 - Capital for more information.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	June 30, 2015
Letters of credit outstanding	$203
Unused lines of credit (1)	995
Commitments to fund additional advances (2)	100
Commitments to fund or purchase mortgage loans (3)	174
Unsettled CO bonds, at par (4)	21

(1)	Maximum line of credit amount per member is $50 million.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $15 million hedged with associated interest-rate swaps.

At June 30, 2015, principal previously paid in full by our MPP servicers of $4 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 16 - Commitments and Contingencies for information on additional commitments and contingencies.

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

Beginning in the first quarter of 2015, we refined our technique for estimating losses on mortgage loans past due 180 days or more to incorporate loan-level property values obtained from a third-party model. A haircut of 25% is applied to these loan-level values to capture the potential impact of severely distressed property sales. The reduced values are then aggregated to the pool level and are further reduced for estimated liquidation costs to determine the estimated liquidation value.

We also perform our loan loss analysis under an adverse scenario whereby we increase the haircut on our underlying collateral values to 45% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $2 million at June 30, 2015. We consider a haircut of 45% on the modeled values to be the lowest value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario.

We evaluated this adverse scenario and determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment Analysis. In addition to evaluating our private-label RMBS under a best estimate scenario, we perform a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario is primarily based on a short-term housing price forecast, which is 5% lower than the best estimate scenario, followed by a recovery path with annual rates of housing price growth that are 33% lower than the best estimate.

The actual OTTI-related credit losses recognized in earnings for the quarter ended June 30, 2015 were $32 thousand. Under the more stressful scenario, the OTTI-related credit losses estimate would have been $84 thousand for the quarter ended June 30, 2015.

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

Legislative and Regulatory Developments.

Finance Agency Developments.

Advisory Bulletin on Core Mission Achievement. On July 14, 2015, the Finance Agency issued Advisory Bulletin 2015-05, establishing a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members, to consolidated obligations. The core mission asset ratio will be determined annually, starting at year-end 2015, and will be calculated using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•	when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase its mission achievement; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire mortgage loans from members through the MPP.

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

Advances. Advances, at par, to our insurance company members were 58% and 61% of total advances at June 30, 2015 and December 31, 2014, respectively. Our credit policy requires an additional approval by our Bank to lend to an insurance company member whose total credit products exceed 15% of general account assets less borrowed money. As of June 30, 2015 and December 31, 2014, we had advances outstanding, at par, of $5.4 billion to nine of our insurance company members and $4.6 billion to five of our insurance company members, respectively, whose total credit products exceeded 15% of their general account assets, net of borrowed money. Six of these nine insurance company members as of June 30, 2015 are captive insurance companies for which management establishes a borrowing limit on a case-by-case basis based on a review and recommendation by our credit services underwriting department.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2015, our top two borrowers held 19% of total advances outstanding, at par, and our top five borrowers held 42% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio at June 30, 2015 included securities purchased under agreements to resell, which are secured by United States treasuries and mature overnight. Our unsecured credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold.

The following table presents the unsecured investment credit exposures to all private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty, each stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

June 30, 2015	AA	A	Total
Domestic	$—	$775	$775
Canada	560	—	560
Australia	560	—	560
Total unsecured credit exposure	$1,120	$775	$1,895

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 307% of total regulatory capital at June 30, 2015. Although our outstanding investments in MBS and ABS exceeded the limitation at June 30, 2015, we were in compliance at the time we purchased the investments; therefore, we were not out of compliance with the regulation. However, we are not permitted to purchase additional investments in MBS and ABS until these outstanding investments are within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

				Below
				Investment
June 30, 2015	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	200	—	—	—	200
Federal funds sold	1,120	775	—	—	1,895
Total short-term investments	1,320	775	—	—	2,095
AFS securities:
GSE and TVA debentures	3,128	—	—	—	3,128
GSE MBS	78	—	—	—	78
Private-label RMBS	—	—	—	365	365
Total AFS securities	3,206	—	—	365	3,571
HTM securities:
GSE debentures	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	2,986	—	—	—	2,986
GSE MBS	3,296	—	—	—	3,296
Private-label RMBS	14	15	15	43	87
Private-label ABS	—	10	—	2	12
Total HTM securities	6,396	25	15	45	6,481
Total investments, carrying value	$10,922	$800	$15	$410	$12,147

Percentage of total	90%	7%	—%	3%	100%

December 31, 2014
Short-term investments:
Interest-bearing deposits	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	—	—	—
Total short-term investments	1	—	—	—	1
AFS securities:
GSE and TVA debentures	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	401	401
Total AFS securities	3,155	—	—	401	3,556
HTM securities:
GSE debentures	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	3,032	—	—	—	3,032
GSE MBS	3,568	—	—	—	3,568
Private-label RMBS	17	17	18	48	100
Private-label ABS	—	11	—	2	13
Total HTM securities	6,886	28	18	50	6,982
Total investments, carrying value	$10,042	$28	$18	$451	$10,539

Percentage of total	96%	—%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of June 30, 2015, were California (65%), New York (6%), Florida (4%), Connecticut (3%), and Virginia (2%).

OTTI Evaluation Process. The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the second quarter of 2015, as well as the related current credit enhancement as of June 30, 2015. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all of the OTTI private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS			Current Credit Enhancement (2)
Year of Securitization	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Total Prime	$467	12%	9%	24%	5%
Total Alt-A	7	15%	8%	32%	13%
Total private-label RMBS	$474	12%	9%	24%	5%

Home equity loan ABS:
Total subprime - home equity loans (3)	$2	7%	20%	25%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $10 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for additional information.

Mortgage Loans Held for Portfolio.

MPP.

PMI. As of June 30, 2015, we had PMI coverage on $1.0 billion or 15% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of July 31, 2015 and the related PMI coverage amount on seriously delinquent loans held in our portfolio as of June 30, 2015 ($ amounts in millions).

		Seriously Delinquent Loans (1)
			PMI
			Coverage
Mortgage Insurance Company	Credit Rating	UPB	Outstanding
MGIC	BB+	$2	$1
RMIC	NR	2	1
Radian Guaranty, Inc.	BB	2	1
Genworth	BB-	1	—
United Guaranty Residential Insurance Corporation	BBB+	1	—
All others	NR, BBB+	1	—
Total		$9	$3

(1)	Includes loans that are 90 days or more past due or in the process of foreclosure.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$10	$62	$72	$11	$36	$47
Additions	1	11	12	—	3	3
Claims paid	(1)	—	(1)	—	—	—
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$10	$73	$83	$11	$39	$50

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance of LRA, beginning of period	$10	$52	$62	$11	$34	$45
Additions	1	21	22	1	5	6
Claims paid	(1)	—	(1)	(1)	—	(1)
Distributions	—	—	—	—	—	—
Balance of LRA, end of period	$10	$73	$83	$11	$39	$50

SMI. As of June 30, 2015, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.6 billion. Two mortgage insurance companies provide all of the SMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch stated in terms of the S&P equivalent as of July 31, 2015, and the estimated SMI exposure as of June 30, 2015 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	June 30, 2015
MGIC	BB+	$20
Genworth	BB-	7
Total		$27

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key indicator of potential mortgage delinquencies and defaults.

As of June 30, 2015, 96% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default. We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

MPP and MPF Credit Performance. The serious delinquency rate for MPP FHA mortgages was 0.45% and 0.56% at June 30, 2015 and December 31, 2014, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 0.56% at June 30, 2015, compared to 0.86% at December 31, 2014. Both rates were below the national serious delinquency rate. There were three seriously delinquent conventional MPF loans at June 30, 2015 compared to two at December 31, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

The following table presents key information on derivative counterparties on a settlement date basis using the lowest credit rating from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2015	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure To (From) Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$835	$—	$—	$—
A	41	—	—	—
BBB	60	—	—	—
Cleared derivatives (1)	2,342	12	3	15
Liability positions with credit exposure
Cleared derivatives (1)	17,177	(18)	44	26
Total derivative positions with credit exposure to non-member counterparties	20,455	(6)	47	41
Member institutions (2)	78	—	—	—
Subtotal - derivative positions with credit exposure	20,533	(6)	47	41
Derivative positions without credit exposure	11,094	(212)	117	(95)
Net derivative positions (3)	$31,627	$(218)	$164	$(54)

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

(3)	Subject to a legal right of offset and all other requirements for netting are met.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Measuring Market Risks

We utilize multiple risk measurements, including duration of equity, duration gap, convexity, VaR, earnings at risk, and changes in market value of equity, to evaluate market risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Duration of Equity. The following table presents the effective duration of equity levels for our total position, which are subject to our RMP guidelines.

Date	-200 bps (1)	0 bps	+200 bps
June 30, 2015	(2.7) years	1.6 years	2.4 years
December 31, 2014	(3.7) years	(0.0) years	2.6 years

(1)
Our RMP guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level is equal to the level under the base case (0 bps).

We were in compliance with the duration of equity limits established by our RMP at both dates. The increase in the base case duration of equity level (0 bps) at June 30, 2015 compared to December 31, 2014 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our liabilities shortened more than the duration of our assets, which lengthened the duration of equity.

Duration Gap. The base case duration gap was 0.3 months at June 30, 2015, compared to (0.9) months at December 31, 2014. The causes of this change are the same as the causes of the change in the duration of equity.

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

Date	VaR
June 30, 2015	$147
December 31, 2014	156

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

Date	-200 bps	Base	+200 bps
June 30, 2015	105%	103%	100%
December 31, 2014	102%	103%	100%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2014 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

Private-Label Mortgage-Backed Securities Litigation

On October 15, 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, which was amended, was an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. During 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. As a result, all proceedings in this private-label RMBS litigation have been concluded.

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2014 Form 10-K.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 (Commission File No. 0-51404) filed on February 14, 2006

3.2*	Bylaws of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on May 21, 2010

4*	Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 0-51404), filed on November 20, 2007

10.2*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2015, as adopted by the board of directors on October 17, 2014, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed on October 24, 2014

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.6*+	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

Exhibit Number	Description

10.7+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended on July 17, 2015, effective as of January 1, 2015.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 7, 2015	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 7, 2015	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

August 7, 2015	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer