Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Indianapolis
filed 2015-11-06
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2015
Class B Stock, par value $100	14,854,522

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value per share and number of shares)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$3,431,274	$3,550,939
Interest-bearing deposits	221	483
Securities purchased under agreements to resell	750,000	—
Federal funds sold	270,000	—
Available-for-sale securities (Notes 3 and 5)	3,551,371	3,556,165
Held-to-maturity securities (estimated fair values of $6,251,199 and $7,098,616, respectively) (Notes 4 and 5)	6,142,413	6,982,115
Advances (Note 6)	24,297,197	20,789,667
Mortgage loans held for portfolio, net of allowance for loan losses of $(1,125) and $(2,500), respectively (Notes 7 and 8)	8,084,138	6,820,262
Accrued interest receivable	85,931	82,866
Premises, software, and equipment, net	38,275	38,418
Derivative assets, net (Note 9)	43,182	25,487
Other assets	41,753	6,630

Total assets	$46,735,755	$41,853,032

Liabilities:
Deposits	$749,019	$1,084,042
Consolidated obligations (Note 10):
Discount notes	14,425,407	12,567,696
Bonds	28,872,703	25,503,138
Total consolidated obligations	43,298,110	38,070,834
Accrued interest payable	83,679	77,034
Affordable Housing Program payable (Note 11)	32,983	36,899
Derivative liabilities, net (Note 9)	104,808	103,253
Mandatorily redeemable capital stock (Note 12)	14,184	15,673
Other liabilities	151,510	90,027
Total liabilities	44,434,293	39,477,762

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock putable (at par value of $100 per share):
Class B-1 issued and outstanding shares: 14,529,559 and 15,509,811, respectively	1,452,956	1,550,981
Class B-2 issued and outstanding shares: 371 and 0, respectively	37	—
Total capital stock putable	1,452,993	1,550,981
Retained earnings:
Unrestricted	697,976	672,159
Restricted	124,001	105,470
Total retained earnings	821,977	777,629
Total accumulated other comprehensive income (Note 13)	26,492	46,660
Total capital	2,301,462	2,375,270

Total liabilities and capital	$46,735,755	$41,853,032

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income:
Advances	$32,584	$26,392	$90,263	$78,951
Prepayment fees on advances, net	7	617	299	1,678
Interest-bearing deposits	51	52	158	166
Securities purchased under agreements to resell	468	6	935	163
Federal funds sold	718	553	1,882	1,249
Available-for-sale securities	8,556	6,715	23,382	19,726
Held-to-maturity securities	28,353	32,999	87,100	96,422
Mortgage loans held for portfolio	68,676	57,075	195,076	172,691
Other interest income, net	(784)	(112)	(739)	423
Total interest income	138,629	124,297	398,356	371,469
Interest Expense:
Consolidated obligation discount notes	4,834	2,021	11,307	4,770
Consolidated obligation bonds	85,536	76,689	242,455	229,041
Deposits	20	18	62	63
Mandatorily redeemable capital stock	135	129	391	874
Total interest expense	90,525	78,857	254,215	234,748

Net interest income	48,104	45,440	144,141	136,721
Provision for (reversal of) credit losses	(180)	(126)	(568)	(916)

Net interest income after provision for credit losses	48,284	45,566	144,709	137,637

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(29)	(42)	(61)	(270)
Net other-than-temporary impairment losses, credit portion	(29)	(42)	(61)	(270)
Net gains (losses) on derivatives and hedging activities	(659)	677	4,724	6,783
Service fees	256	220	644	662
Standby letters of credit fees	162	114	501	407
Other, net (Note 16)	308	5,851	5,747	15,085
Total other income	38	6,820	11,555	22,667

Other Expenses:
Compensation and benefits	10,181	10,084	31,879	30,598
Other operating expenses	5,493	5,126	16,126	13,622
Federal Housing Finance Agency	595	626	1,905	2,044
Office of Finance	621	544	2,271	1,987
Other	350	307	1,090	943
Total other expenses	17,240	16,687	53,271	49,194

Income before assessments	31,082	35,699	102,993	111,110

Affordable Housing Program assessments	3,121	3,583	10,338	11,199

Net income	$27,961	$32,116	$92,655	$99,911

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$27,961	$32,116	$92,655	$99,911

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities	(13,280)	9,696	(14,684)	22,273

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	29	42	61	270
Net change in fair value not in excess of cumulative non-credit losses	(86)	(46)	(192)	(227)
Unrealized gains (losses)	(2,615)	569	(4,146)	13,442
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(2,672)	565	(4,277)	13,485

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	9	22	33	54
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	9	22	33	54

Pension benefits, net	(413)	(36)	(1,240)	(108)

Total other comprehensive income (loss)	(16,356)	10,247	(20,168)	35,704

Total comprehensive income	$11,605	$42,363	$72,487	$135,615

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2014 and 2015
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			79,928	19,983	99,911	35,704	135,615

Proceeds from sale of capital stock	1,159	115,902					115,902
Repurchase/redemption of capital stock	(1)	(100)					(100)
Shares reclassified to mandatorily redeemable capital stock, net	—	(47)					(47)

Cash dividends on capital stock (4.33% annualized)			(52,524)	—	(52,524)		(52,524)

Balance, September 30, 2014	17,257	$1,725,686	$675,028	$102,134	$777,162	$57,424	$2,560,272

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			74,124	18,531	92,655	(20,168)	72,487

Proceeds from sale of capital stock	1,423	142,347					142,347
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Cash dividends on capital stock (4.08% annualized)			(48,307)	—	(48,307)		(48,307)

Balance, September 30, 2015	14,530	$1,452,993	$697,976	$124,001	$821,977	$26,492	$2,301,462

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$92,655	$99,911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	41,702	15,031
Prepayment fees on advances, net of related swap termination fees	(1,862)	(475)
Changes in net derivative and hedging activities	35,970	41,733
Net other-than-temporary impairment losses, credit portion	61	270
Provision for (reversal of) credit losses	(568)	(916)
Changes in:
Accrued interest receivable	(3,197)	(216)
Other assets	(3,331)	17,038
Accrued interest payable	6,645	1,332
Other liabilities	24,809	13,812
Total adjustments, net	100,229	87,609

Net cash provided by operating activities	192,884	187,520

Investing Activities:
Changes in:
Interest-bearing deposits	(21,831)	101,874
Securities purchased under agreements to resell	(750,000)	—
Federal funds sold	(270,000)	—
Purchases of premises, software, and equipment	(3,248)	(3,787)
Available-for-sale securities:
Proceeds from maturities	60,350	65,799
Purchases	(79,866)	—
Held-to-maturity securities:
Proceeds from maturities	1,144,000	745,720
Purchases	(316,868)	(574,885)
Advances:
Principal collected	65,787,838	51,216,136
Disbursed to members	(69,257,792)	(53,260,098)
Mortgage loans held for portfolio:
Principal collected	1,027,539	660,265
Purchases from members	(2,306,586)	(945,230)

Net cash used in investing activities	(4,986,464)	(1,994,206)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Financing Activities:
Changes in deposits	(336,453)	(47,099)
Net payments on derivative contracts with financing elements	(45,278)	(46,171)
Net proceeds from issuance of consolidated obligations:
Discount notes	58,752,115	35,623,619
Bonds	17,396,692	15,948,090
Payments for matured and retired consolidated obligations:
Discount notes	(56,898,077)	(32,952,279)
Bonds	(14,047,300)	(15,656,000)
Other Federal Home Loan Banks:
Proceeds from borrowings	—	22,000
Principal payments	—	(22,000)
Proceeds from sale of capital stock	142,347	115,902
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,489)	(697)
Payments for redemption/repurchase of capital stock	(240,335)	(100)
Cash dividends paid on capital stock	(48,307)	(52,524)

Net cash provided by financing activities	4,673,915	2,932,741

Net (decrease) increase in cash and due from banks	(119,665)	1,126,055

Cash and due from banks at beginning of period	3,550,939	3,318,564

Cash and due from banks at end of period	$3,431,274	$4,444,619

Supplemental Disclosures:
Interest paid	$234,740	$224,198
Affordable Housing Program payments	14,254	12,363
Capitalized interest on certain held-to-maturity securities	1,245	2,459
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	47
Net transfers of mortgage loans to real estate owned	—	117

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2014 Form 10-K. There have been no significant changes to these policies through September 30, 2015.

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

Change in Accounting Principle. Effective October 1, 2014, we changed our method of accounting for the amortization and accretion of premiums and discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans held for portfolio to the contractual interest method. The contractual method recognizes the income effects of premiums and discounts in a manner that reflects the actual prepayments and other activity of the mortgage loans during that period and the contractual terms of the loans without regard to estimated prepayments based upon assumptions about future borrower activity. Historically, we deferred and amortized premiums and accreted discounts into interest income using the retrospective interest method, which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the loans. While both the retrospective interest and contractual interest methods are acceptable under GAAP, the contractual interest method has become preferable for recognizing net unamortized premiums on our mortgage loans held for portfolio because (i) it reduces our reliance on subjective assumptions and estimates that affect the reported amounts of assets, capital and income in the financial statements and (ii) it represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by GAAP in narrowly defined circumstances.

The change to the contractual method for amortizing premiums and accreting discounts, deferred loan fees or costs, and hedging basis adjustments on our mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. For the three and nine months ended September 30, 2014, the effect of this change was a decrease to net income of $1,636 and $642, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the impact of the change in amortization and accretion methodology on amounts previously reported in our financial statements as of and for the three and nine months ended September 30, 2014.

	For the Three Months Ended September 30, 2014
	Previous Method	New Method	Effect of Change
Statements of Income:
Interest income - mortgage loans held for portfolio	$58,893	$57,075	$(1,818)
Net interest income after provision for credit losses	47,384	45,566	(1,818)
Income before assessments	37,517	35,699	(1,818)
Affordable Housing Program assessments	3,765	3,583	(182)
Net income	$33,752	$32,116	$(1,636)

Statements of Comprehensive Income:
Net income	$33,752	$32,116	$(1,636)
Total comprehensive income	$43,999	$42,363	$(1,636)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	As of and for the Nine Months Ended September 30, 2014
	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$6,471,714	$6,448,824	$(22,890)
Total assets	41,038,155	41,015,265	(22,890)
Affordable Housing Program payable	41,685	41,614	(71)
Total liabilities	38,455,064	38,454,993	(71)
Unrestricted retained earnings	694,433	675,028	(19,405)
Restricted retained earnings	105,548	102,134	(3,414)
Total retained earnings	799,981	777,162	(22,819)
Total capital	2,583,091	2,560,272	(22,819)
Total liabilities and capital	$41,038,155	$41,015,265	$(22,890)

Statements of Income:
Interest income - mortgage loans held for portfolio	$173,404	$172,691	$(713)
Net interest income after provision for credit losses	138,350	137,637	(713)
Income before assessments	111,823	111,110	(713)
Affordable Housing Program assessments	11,270	11,199	(71)
Net income	$100,553	$99,911	$(642)

Statements of Comprehensive Income:
Net income	$100,553	$99,911	$(642)
Total comprehensive income	$136,257	$135,615	$(642)

Statements of Capital:
Total retained earnings, as of beginning of year	$751,952	$729,775	$(22,177)
Total comprehensive income	136,257	135,615	(642)
Total retained earnings, as of end of period	799,981	777,162	(22,819)
Total capital	$2,583,091	$2,560,272	$(22,819)

Statements of Cash Flows:
Operating activities:
Net income	$100,553	$99,911	$(642)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	14,318	15,031	713
Changes in:
Other liabilities	13,883	13,812	(71)
Total adjustments, net	86,967	87,609	642
Net cash provided by operating activities	$187,520	$187,520	$—

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

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that unamortized debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts.

This guidance becomes effective for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each period presented on the statement of condition. The adoption of this guidance will result in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on our statement of condition and a reclassification on the statement of cash flows from operating activities to financing activities.

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

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for recognizing revenue arising from contracts with customers and supercedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts.

The guidance provides entities with the option of using either of the following adoption methods: (i) a full retrospective method, retrospectively to each prior reporting period presented; or (ii) a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance issued in May 2014 by one year. The guidance is effective for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, or cash flows is not expected to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2015	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,126,782	$—	$6,011	$(3,660)	$3,129,133
GSE MBS	80,893	—	—	(957)	79,936
Private-label RMBS	308,407	(258)	34,153	—	342,302
Total AFS securities	$3,516,082	$(258)	$40,164	$(4,617)	$3,551,371

December 31, 2014
GSE and TVA debentures	$3,139,037	$—	$17,430	$(1,352)	$3,155,115
Private-label RMBS	362,878	(127)	38,299	—	401,050
Total AFS securities	$3,501,915	$(127)	$55,729	$(1,352)	$3,556,165

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$342,303	$(2,337)	$108,355	$(1,323)	$450,658	$(3,660)
GSE MBS	79,936	(957)	—	—	79,936	(957)
Private-label RMBS	—	—	4,696	(258)	4,696	(258)
Total impaired AFS securities	$422,239	$(3,294)	$113,051	$(1,581)	$535,290	$(4,875)

December 31, 2014
GSE and TVA debentures	$264,959	$(1,352)	$—	$—	$264,959	$(1,352)
Private-label RMBS	—	—	5,656	(127)	5,656	(127)
Total impaired AFS securities	$264,959	$(1,352)	$5,656	$(127)	$270,615	$(1,479)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$621,667	$622,754	$—	$—
Due after one year through five years	1,904,018	1,907,238	2,484,379	2,497,034
Due after five years through ten years	601,097	599,141	654,658	658,081
Total non-MBS	3,126,782	3,129,133	3,139,037	3,155,115
Total MBS	389,300	422,238	362,878	401,050
Total AFS securities	$3,516,082	$3,551,371	$3,501,915	$3,556,165

Realized Gains and Losses. There were no sales of AFS securities during the three and nine months ended September 30, 2015 or 2014. As of September 30, 2015, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents information on our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2015	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
GSE debentures	$100,000	$—	$100,000	$46	$—	$100,046
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,862,269	—	2,862,269	23,175	(3,854)	2,881,590
GSE MBS	3,089,944	—	3,089,944	91,823	(864)	3,180,903
Private-label RMBS	78,812	—	78,812	284	(813)	78,283
Manufactured housing loan ABS	10,026	—	10,026	—	(1,029)	8,997
Home equity loan ABS	1,504	(142)	1,362	67	(49)	1,380
Total MBS and ABS	6,042,555	(142)	6,042,413	115,349	(6,609)	6,151,153
Total HTM securities	$6,142,555	$(142)	$6,142,413	$115,395	$(6,609)	$6,251,199

December 31, 2014
GSE debentures	$269,000	$—	$269,000	$199	$—	$269,199
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,032,494	—	3,032,494	30,598	(5,959)	3,057,133
GSE MBS	3,567,958	—	3,567,958	93,583	(104)	3,661,437
Private-label RMBS	99,879	—	99,879	360	(1,049)	99,190
Manufactured housing loan ABS	11,243	—	11,243	—	(1,164)	10,079
Home equity loan ABS	1,716	(175)	1,541	114	(77)	1,578
Total MBS and ABS	6,713,290	(175)	6,713,115	124,655	(8,353)	6,829,417
Total HTM securities	$6,982,290	$(175)	$6,982,115	$124,854	$(8,353)	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at September 30, 2015 or December 31, 2014.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$468,001	$(579)	$624,370	$(3,275)	$1,092,371	$(3,854)
GSE MBS	467,300	(864)	—	—	467,300	(864)
Private-label RMBS	5,305	(9)	27,542	(804)	32,847	(813)
Manufactured housing loan ABS	—	—	8,997	(1,029)	8,997	(1,029)
Home equity loan ABS	—	—	1,379	(124)	1,379	(124)
Total MBS and ABS	940,606	(1,452)	662,288	(5,232)	1,602,894	(6,684)
Total impaired HTM securities	$940,606	$(1,452)	$662,288	$(5,232)	$1,602,894	$(6,684)

December 31, 2014
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$528,242	$(1,254)	$702,768	$(4,705)	$1,231,010	$(5,959)
GSE MBS	31,554	(8)	26,013	(96)	57,567	(104)
Private-label RMBS	3,274	(3)	41,050	(1,046)	44,324	(1,049)
Manufactured housing loan ABS	—	—	10,080	(1,164)	10,080	(1,164)
Home equity loan ABS	—	—	1,579	(138)	1,579	(138)
Total MBS and ABS	563,070	(1,265)	781,490	(7,149)	1,344,560	(8,414)
Total impaired HTM securities	$563,070	$(1,265)	$781,490	$(7,149)	$1,344,560	$(8,414)

(1)
For home equity loan ABS, total unrealized losses do not agree to total gross unrecognized holding losses at September 30, 2015 and December 31, 2014 of $(49) and $(77), respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $(142) and $(175), respectively, and gross unrecognized holding gains on previously OTTI securities of $67 and $114, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2015			December 31, 2014
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in one year or less	$100,000	$100,000	$100,046	$169,000	$169,000	$169,099
Due after one year through five years	—	—	—	100,000	100,000	100,100
Total non-MBS	100,000	100,000	100,046	269,000	269,000	269,199
Total MBS and ABS	6,042,555	6,042,413	6,151,153	6,713,290	6,713,115	6,829,417
Total HTM securities	$6,142,555	$6,142,413	$6,251,199	$6,982,290	$6,982,115	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings for the three months ended September 30, 2015 on the security for which an OTTI was determined to have occurred, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The calculated averages represent the dollar-weighted averages of the private-label RMBS in each category shown. The classification (prime, Alt-A or subprime) is based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended September 30, 2015
Year of Securitization	Prepayment Rates (1)	Default Rates (1)	Loss Severities (1)	Current Credit Enhancement (1)
Prime - 2006	14%	17%	37%	0%

(1)	Weighted average based on UPB.

Results of OTTI Evaluation Process. As a result of our analysis, OTTI credit losses were recognized for one security for the three and nine months ended September 30, 2015 and 2014. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost. The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Credit Loss Rollforward	2015	2014	2015	2014
Balance at beginning of period	$66,049	$71,584	$69,626	$72,287
Additions:
Additional credit losses for which OTTI was previously recognized (1)	29	42	61	270
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(2,636)	(938)	(6,245)	(1,869)
Balance at end of period	$63,442	$70,688	$63,442	$70,688

(1)	For the three and nine months ended September 30, 2015 and 2014, the amount relates to one security originally impaired prior to January 1, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the September 30, 2015 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	September 30, 2015
	HTM Securities				AFS Securities
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Estimated Fair Value	UPB	Amortized Cost	Estimated Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$364,387	$308,407	$342,302
Home equity loan ABS - subprime	679	650	509	575	—	—	—
Total	$679	$650	$509	$575	$364,387	$308,407	$342,302

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of September 30, 2015 are considered temporary.

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0% to 7.53%.

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$2,338	2.49	$—	—
Due in 1 year or less	9,623,731	0.78	7,406,652	0.83
Due after 1 year through 2 years	2,618,739	1.26	2,529,649	1.28
Due after 2 years through 3 years	2,754,766	1.88	2,331,427	1.57
Due after 3 years through 4 years	1,431,261	2.10	2,047,262	2.05
Due after 4 years through 5 years	2,565,347	1.47	1,571,567	2.51
Thereafter	5,103,973	1.36	4,743,645	1.31
Total advances, par value	24,100,155	1.23	20,630,202	1.33
Fair-value hedging adjustments	162,787		117,118
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	34,255		42,347
Total advances	$24,297,197		$20,789,667

Prepayments. At September 30, 2015 and December 31, 2014, we had $6.4 billion and $5.6 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

At September 30, 2015 and December 31, 2014, we had putable advances outstanding totaling $455,500 and $179,000, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$2,338	$—	$2,338	$—
Due in 1 year or less	14,723,511	11,293,767	9,909,731	7,574,152
Due after 1 year through 2 years	2,370,989	2,533,649	2,556,239	2,499,649
Due after 2 years through 3 years	2,503,601	2,208,677	2,698,766	2,233,927
Due after 3 years through 4 years	1,366,261	1,847,262	1,416,261	2,012,262
Due after 4 years through 5 years	1,595,347	1,506,567	2,562,347	1,566,567
Thereafter	1,538,108	1,240,280	4,954,473	4,743,645
Total advances, par value	$24,100,155	$20,630,202	$24,100,155	$20,630,202

Credit Risk Exposure and Security Terms. At September 30, 2015 and December 31, 2014, we had a total of $11.1 billion and $8.3 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 46% and 40%, respectively, of total advances at par outstanding on those dates, were made to six and five borrowers, respectively. At September 30, 2015 and December 31, 2014, we held $21.0 billion and $15.1 billion, respectively, of UPB of collateral to cover the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

	September 30, 2015
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$6,354,895	$385,869	$6,740,764
Fixed-rate medium-term (1) mortgages	1,113,636	69,357	1,182,993
Total mortgage loans held for portfolio, UPB	7,468,531	455,226	7,923,757
Unamortized premiums	151,697	7,583	159,280
Unamortized discounts	(1,676)	(270)	(1,946)
Fair-value hedging adjustments	4,603	(431)	4,172
Allowance for loan losses	(1,000)	(125)	(1,125)
Total mortgage loans held for portfolio, net	$7,622,155	$461,983	$8,084,138

	December 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,233,682	$428,758	$5,662,440
Fixed-rate medium-term (1) mortgages	963,083	78,919	1,042,002
Total mortgage loans held for portfolio, UPB	6,196,765	507,677	6,704,442
Unamortized premiums	107,876	8,726	116,602
Unamortized discounts	(1,874)	(302)	(2,176)
Fair-value hedging adjustments	4,369	(475)	3,894
Allowance for loan losses	(2,250)	(250)	(2,500)
Total mortgage loans held for portfolio, net	$6,304,886	$515,376	$6,820,262

(1)	Defined as a term of 15 years or less at origination.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	September 30, 2015
Type	MPP	MPF	Total
Conventional	$6,922,076	$364,263	$7,286,339
Government	546,455	90,963	637,418
Total mortgage loans held for portfolio, UPB	$7,468,531	$455,226	$7,923,757

	December 31, 2014
Type	MPP	MPF	Total
Conventional	$5,562,460	$406,469	$5,968,929
Government	634,305	101,208	735,513
Total mortgage loans held for portfolio, UPB	$6,196,765	$507,677	$6,704,442

See Note 8 - Allowance for Credit Losses for information related to credit risk on mortgage loans and allowance methodology for loan losses.

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At September 30, 2015 and December 31, 2014, we had rights to collateral on a borrower-by-borrower basis with an estimated market value in excess of our outstanding extensions of credit.

At September 30, 2015 and December 31, 2014, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the nine months ended September 30, 2015 or 2014.

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

Credit Enhancements.

The following table presents the actual activity in the LRA.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2015	2014	2015	2014
Balance of LRA, beginning of period	$82,624	$49,918	$61,949	$45,330
Additions	5,721	5,807	27,229	11,917
Claims paid	(393)	(411)	(940)	(1,664)
Distributions	(66)	(93)	(352)	(362)
Balance of LRA, end of period	$87,886	$55,221	$87,886	$55,221

MPP Credit Enhancements. The following table presents the estimated impact of credit enhancements on the allowance.

MPP Credit Waterfall	September 30, 2015	December 31, 2014
Estimated losses remaining after borrower's equity, before credit enhancements	$7,695	$25,232
Portion of estimated losses recoverable from PMI	(1,764)	(3,301)
Portion of estimated losses recoverable from LRA (1)	(1,154)	(5,334)
Portion of estimated losses recoverable from SMI	(3,865)	(14,587)
Allowance for unrecoverable PMI/SMI	88	240
Allowance for MPP loan losses	$1,000	$2,250

(1)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA is available to cover any losses not yet incurred and to distribute any excess funds to members.

MPF Credit Enhancements. CE fees paid to PFIs were $87 and $271 for the three and nine months ended September 30, 2015, respectively, compared with $99 and $302 for the three and nine months ended September 30, 2014, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

Any losses that occur in an MCC will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of September 30, 2015 and December 31, 2014, our exposure under the FLA was $3,472 and $3,431, respectively, with PFIs’ CE obligations available to cover losses in excess of the FLA totaling $26,862 and $26,851, respectively. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. Accordingly, the allowance was reduced by $0 and $2 as of September 30, 2015 and December 31, 2014, respectively, for the amount in excess of the FLA to be covered by CE obligations. The resulting allowance for MPF loan losses was $125 at September 30, 2015 and $250 at December 31, 2014.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, June 30, 2015	$1,200	$150	$1,350
Charge-offs, net of recoveries	(44)	(1)	(45)
Provision for (reversal of) loan losses	(156)	(24)	(180)
Allowance for loan losses, September 30, 2015	$1,000	$125	$1,125

Allowance for loan losses, June 30, 2014	$3,000	$250	$3,250
Charge-offs, net of recoveries	(124)	—	(124)
Provision for (reversal of) loan losses	(126)	—	(126)
Allowance for loan losses, September 30, 2014	$2,750	$250	$3,000

Allowance for loan losses, December 31, 2014	$2,250	$250	$2,500
Charge-offs, net of recoveries	(804)	(3)	(807)
Provision for (reversal of) loan losses	(446)	(122)	(568)
Allowance for loan losses, September 30, 2015	$1,000	$125	$1,125

Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500
Charge-offs, net of recoveries	(575)	(9)	(584)
Provision for (reversal of) loan losses	(675)	(241)	(916)
Allowance for loan losses, September 30, 2014	$2,750	$250	$3,000

Allowance for Loan Losses, September 30, 2015
Loans collectively evaluated for impairment	$907	$125	$1,032
Loans individually evaluated for impairment (1)	93	—	93
Total allowance for loan losses	$1,000	$125	$1,125

Allowance for Loan Losses, December 31, 2014
Loans collectively evaluated for impairment	$1,776	$250	$2,026
Loans individually evaluated for impairment (1)	474	—	474
Total allowance for loan losses	$2,250	$250	$2,500

Recorded Investment, September 30, 2015
Loans collectively evaluated for impairment	$7,080,407	$371,976	$7,452,383
Loans individually evaluated for impairment (1)	17,852	—	17,852
Total recorded investment	$7,098,259	$371,976	$7,470,235

Recorded Investment, December 31, 2014
Loans collectively evaluated for impairment	$5,667,524	$415,569	$6,083,093
Loans individually evaluated for impairment (1)	19,889	—	19,889
Total recorded investment	$5,687,413	$415,569	$6,102,982

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of September 30, 2015 and December 31, 2014 of $3,889 and $5,519, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of September 30, 2015 and December 31, 2014 includes $47 and $153, respectively, for these potential claims.

As a result of our recent loss history, beginning in the first quarter of 2015, for conventional mortgage loans that are 180 days or more delinquent and/or where the borrower has filed for bankruptcy, we charge off the portion of the outstanding balance in excess of estimated fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio September 30, 2015	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$39,457	$17,500	$851	$1,570	$59,378
Past due 60-89 days	11,152	4,181	196	577	16,106
Past due 90 days or more	37,083	2,308	1	650	40,042
Total past due	87,692	23,989	1,048	2,797	115,526
Total current	7,010,567	532,185	370,928	89,567	8,003,247
Total mortgage loans, recorded investment	7,098,259	556,174	371,976	92,364	8,118,773
Net unamortized premiums	(142,358)	(7,663)	(6,390)	(923)	(157,334)
Fair-value hedging adjustments	(4,581)	(22)	372	59	(4,172)
Accrued interest receivable	(29,244)	(2,034)	(1,695)	(537)	(33,510)
Total mortgage loans held for portfolio, UPB	$6,922,076	$546,455	$364,263	$90,963	$7,923,757

Other Delinquency Statistics September 30, 2015
In process of foreclosure (1)	$23,353	$—	$—	$—	$23,353
Serious delinquency rate (2)	0.52%	0.42%	—%	0.70%	0.49%
Past due 90 days or more still accruing interest (3)	$30,043	$2,308	$—	$650	$33,001
On non-accrual status	8,050	—	170	—	8,220

Mortgage Loans Held for Portfolio December 31, 2014	MPP		MPF
	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$59,365	$25,954	$1,011	$1,287	$87,617
Past due 60-89 days	14,879	6,010	252	657	21,798
Past due 90 days or more	49,128	3,636	1	483	53,248
Total past due	123,372	35,600	1,264	2,427	162,663
Total current	5,564,041	609,711	414,305	100,184	6,688,241
Total mortgage loans, recorded investment	5,687,413	645,311	415,569	102,611	6,850,904
Net unamortized premiums	(97,411)	(8,591)	(7,400)	(1,024)	(114,426)
Fair-value hedging adjustments	(4,323)	(45)	417	57	(3,894)
Accrued interest receivable	(23,219)	(2,370)	(2,117)	(436)	(28,142)
Total mortgage loans held for portfolio, UPB	$5,562,460	$634,305	$406,469	$101,208	$6,704,442

Other Delinquency Statistics December 31, 2014
In process of foreclosure (1)	$32,369	$—	$—	$—	$32,369
Serious delinquency rate (2)	0.86%	0.56%	—%	0.47%	0.78%
Past due 90 days or more still accruing interest (3)	$46,341	$3,636	$—	$483	$50,460
On non-accrual status	7,207	—	1	—	7,208

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Many government loans, including FHA loans, are repurchased by the servicers when they reach 90 days or more delinquent status, similar to the rules for servicers of Ginnie Mae MBS, resulting in the lower serious delinquency rate for government loans.

(3)
Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2014 Form 10-K.

Individually Evaluated Impaired Loans. Certain conventional mortgage loans, primarily TDRs, may be specifically identified for purposes of calculating the allowance for loan losses. Credit loss is measured by factoring in expected cash shortfalls as of the reporting date. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	September 30, 2015			December 31, 2014
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$16,974	$16,906	$—	$13,744	$13,647	$—
MPP conventional loans with allowance for loan losses	878	867	46	6,145	6,099	321
Total	$17,852	$17,773	$46	$19,889	$19,746	$321

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$17,724	$216	$18,843	$267
MPP conventional loans with allowance for loan losses	880	13	725	10
Total	$18,604	$229	$19,568	$277

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$18,347	$671	$18,389	$798
MPP conventional loans with allowance for loan losses	883	92	728	40
Total	$19,230	$763	$19,117	$838

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	September 30, 2015			December 31, 2014
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$15,815	$2,037	$17,852	$13,744	$6,145	$19,889

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment in TDRs was not materially different than the post-modification recorded investment.

There was one MPF TDR during the three and nine months ended September 30, 2015. The loan was performing at September 30, 2015 and had a recorded investment of $159. There were no MPF TDRs during the three and nine months ended September 30, 2014.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2015	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,788,833	$35,916	$320,356
Total derivatives designated as hedging instruments	27,788,833	35,916	320,356
Derivatives not designated as hedging instruments:
Interest-rate swaps	141,417	20	254
Interest-rate caps/floors	340,500	117	—
Interest-rate forwards	122,800	—	865
MDCs	120,905	575	1
Total derivatives not designated as hedging instruments	725,622	712	1,120
Total derivatives before adjustments	$28,514,455	36,628	321,476
Netting adjustments and cash collateral (1)		6,554	(216,668)
Total derivatives, net		$43,182	$104,808

December 31, 2014
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,527,697	$55,095	$331,546
Total derivatives designated as hedging instruments	27,527,697	55,095	331,546
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,476,365	330	735
Interest-rate caps/floors	340,500	312	—
Interest-rate forwards	252,100	—	1,631
MDCs	252,418	711	6
Total derivatives not designated as hedging instruments	2,321,383	1,353	2,372
Total derivatives before adjustments	$29,849,080	56,448	333,918
Netting adjustments and cash collateral (1)		(30,961)	(230,665)
Total derivatives, net		$25,487	$103,253

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2015 and December 31, 2014 was $223,372 and $201,284, respectively. Cash collateral received from counterparties at September 30, 2015 and December 31, 2014 was $150 and $1,580, respectively.

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

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Bilateral	$18,614	$247,777	$48,532	$308,041
Cleared	17,439	72,833	7,205	24,240
Total gross recognized amount	36,053	320,610	55,737	332,281
Gross amounts of netting adjustments and cash collateral
Bilateral	(18,593)	(143,835)	(48,389)	(206,425)
Cleared	25,147	(72,833)	17,428	(24,240)
Total gross amounts of netting adjustments and cash collateral	6,554	(216,668)	(30,961)	(230,665)
Net amounts after netting adjustments and cash collateral
Bilateral	21	103,942	143	101,616
Cleared	42,586	—	24,633	—
Total net amounts after netting adjustments and cash collateral	42,607	103,942	24,776	101,616
Derivative instruments not meeting netting requirements (1)	575	866	711	1,637
Total derivatives, at estimated fair value	$43,182	$104,808	$25,487	$103,253

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2015	2014	2015	2014
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$38	$233	$6,479	$(3,286)
Total net gain (loss) related to fair-value hedge ineffectiveness	38	233	6,479	(3,286)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(344)	(1,868)	521	3,903
Interest-rate caps/floors	(42)	(158)	(193)	(1,033)
Interest-rate forwards	(2,434)	(365)	(3,782)	(3,790)
Net interest settlements	103	2,955	595	8,395
MDCs	2,020	(120)	1,104	2,594
Total net gain (loss) on derivatives not designated as hedging instruments	(697)	444	(1,755)	10,069
Net gains (losses) on derivatives and hedging activities	$(659)	$677	$4,724	$6,783

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2015	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(73,324)	$72,760	$(564)	$(39,511)
AFS securities	(19,310)	19,056	(254)	(24,419)
CO bonds	14,118	(13,262)	856	14,487
Total	$(78,516)	$78,554	$38	$(49,443)

Three Months Ended September 30, 2014
Advances	$45,658	$(45,938)	$(280)	$(38,558)
AFS securities	29,428	(29,991)	(563)	(24,487)
CO bonds	(13,614)	14,690	1,076	16,447
Total	$61,472	$(61,239)	$233	$(46,598)

Nine Months Ended September 30, 2015
Advances	$(62,544)	$64,252	$1,708	$(118,180)
AFS securities	1,531	(2,772)	(1,241)	(73,151)
CO Bonds	24,355	(18,343)	6,012	45,728
Total	$(36,658)	$43,137	$6,479	$(145,603)

Nine Months Ended September 30, 2014
Advances	$24,525	$(24,358)	$167	$(111,842)
AFS securities	21,569	(22,010)	(441)	(73,508)
CO Bonds	40,374	(43,386)	(3,012)	54,634
Total	$86,468	$(89,754)	$(3,286)	$(130,716)

(1)
Includes the effect of derivatives in fair-value hedging relationships on net interest income that is recorded in the interest income/expense line item of the respective hedged items. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships are reported in other income (loss). These amounts do not include the effect of amortization/accretion related to fair value hedging activities.

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

For our bilateral derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate estimated fair value of all bilateral derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2015 was $229,185 for which we have posted collateral, including accrued interest, with an estimated fair value of $125,243 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $866 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $4,045 of collateral (at estimated fair value) to our bilateral derivative counterparties at September 30, 2015.

For cleared derivatives, the clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required by our clearing agents to post additional initial margin at September 30, 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

Although we are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at September 30, 2015 and December 31, 2014 totaled $856.5 billion and $847.2 billion, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2015	December 31, 2014
Book value	$14,425,407	$12,567,696
Par value	14,432,375	12,570,811

Weighted average effective interest rate	0.19%	0.12%

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,409,185	0.41	$11,695,550	0.33
Due after 1 year through 2 years	4,132,010	0.93	2,018,510	1.49
Due after 2 years through 3 years	1,950,420	1.98	2,158,950	1.76
Due after 3 years through 4 years	1,037,100	2.53	1,934,100	1.49
Due after 4 years through 5 years	1,722,175	3.06	999,700	2.51
Thereafter	5,591,500	3.18	6,692,000	3.11
Total CO bonds, par value	28,842,390	1.36	25,498,810	1.44
Unamortized premiums	28,882		27,138
Unamortized discounts	(13,713)		(14,913)
Fair-value hedging adjustments	15,144		(7,897)
Total CO bonds	$28,872,703		$25,503,138

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	September 30, 2015	December 31, 2014
Non-callable / non-putable	$22,084,390	$17,253,810
Callable	6,758,000	8,245,000
Total CO bonds, par value	$28,842,390	$25,498,810

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$21,167,185	$19,918,550
Due after 1 year through 2 years	3,365,010	1,651,510
Due after 2 years through 3 years	1,164,420	883,950
Due after 3 years through 4 years	727,100	461,100
Due after 4 years through 5 years	1,264,175	543,700
Thereafter	1,154,500	2,040,000
Total CO bonds, par value	$28,842,390	$25,498,810

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2015	2014	2015	2014
Balance at beginning of period	$35,120	$43,462	$36,899	$42,778
Assessment (expense)	3,121	3,583	10,338	11,199
Subsidy usage, net (1)	(5,258)	(5,431)	(14,254)	(12,363)
Balance at end of period	$32,983	$41,614	$32,983	$41,614

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2014 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2015 and December 31, 2014. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2015		December 31, 2014
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$492,930	$2,289,154	$566,683	$2,344,283

Regulatory permanent capital-to-asset ratio	4.00%	4.90%	4.00%	5.60%
Regulatory permanent capital	$1,869,430	$2,289,154	$1,674,121	$2,344,283

Leverage ratio	5.00%	7.35%	5.00%	8.40%
Leverage capital	$2,336,788	$3,433,731	$2,092,652	$3,516,425

Mandatorily Redeemable Capital Stock. At September 30, 2015 and December 31, 2014, we had $14,184 and $15,673, respectively, in capital stock subject to mandatory redemption, which is classified as a liability. There were seven and eight former members holding MRCS at September 30, 2015 and December 31, 2014, respectively.

The following tables present the activity in MRCS and distributions on MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2015	2014	2015	2014
Liability at beginning of period	$14,341	$16,785	$15,673	$16,787
Reclassification from capital stock due to change in membership status	—	47	—	47
Redemptions/repurchases	(157)	(695)	(1,489)	(697)
Liability at end of period	$14,184	$16,137	$14,184	$16,137

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2015	2014	2015	2014
Recorded as interest expense	$135	$129	$391	$874
Recorded as distributions from retained earnings	—	—	—	—
Total	$135	$129	$391	$874

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of our stock requirement for that institution. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $197,914 at September 30, 2015, which was 0.4% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends.

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three and nine months ended September 30, 2014 and 2015.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, June 30, 2014	$12,894	$38,856	$(209)	$(4,364)	$47,177
OCI before reclassifications:
Net change in unrealized gains (losses)	9,696	569	—	—	10,265
Net change in fair value	—	(46)	—	—	(46)
Accretion of non-credit losses	—	—	22	—	22
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	42	—	—	42
Pension benefits, net	—	—	—	(36)	(36)
Total other comprehensive income (loss)	9,696	565	22	(36)	10,247

Balance, September 30, 2014	$22,590	$39,421	$(187)	$(4,400)	$57,424

Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848
OCI before reclassifications:
Net change in unrealized gains (losses)	(13,280)	(2,615)	—	—	(15,895)
Net change in fair value	—	(86)	—	—	(86)
Accretion of non-credit loss	—	—	9	—	9
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	29	—	—	29
Pension benefits, net	—	—	—	(413)	(413)
Total other comprehensive income (loss)	(13,280)	(2,672)	9	(413)	(16,356)

Balance, September 30, 2015	$1,394	$33,895	$(142)	$(8,655)	$26,492

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720
OCI before reclassifications:
Net change in unrealized gains (losses)	22,273	13,442	—	—	35,715
Net change in fair value	—	(227)	—	—	(227)
Accretion of non-credit loss	—	—	54	—	54
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	270	—	—	270
Pension benefits, net	—	—	—	(108)	(108)
Total other comprehensive income (loss)	22,273	13,485	54	(108)	35,704

Balance, September 30, 2014	$22,590	$39,421	$(187)	$(4,400)	$57,424

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	(14,684)	(4,146)	—	—	(18,830)
Net change in fair value	—	(192)	—	—	(192)
Accretion of non-credit loss	—	—	33	—	33
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	61	—	—	61
Pension benefits, net	—	—	—	(1,240)	(1,240)
Total other comprehensive income (loss)	(14,684)	(4,277)	33	(1,240)	(20,168)

Balance, September 30, 2015	$1,394	$33,895	$(142)	$(8,655)	$26,492

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$30,844	$17,260	$48,104	$30,128	$15,312	$45,440
Provision for (reversal of) credit losses	—	(180)	(180)	—	(126)	(126)
Other income (loss)	425	(387)	38	7,266	(446)	6,820
Other expenses	15,269	1,971	17,240	14,565	2,122	16,687
Income before assessments	16,000	15,082	31,082	22,829	12,870	35,699
Affordable Housing Program assessments	1,612	1,509	3,121	2,296	1,287	3,583
Net income	$14,388	$13,573	$27,961	$20,533	$11,583	$32,116

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$93,511	$50,630	$144,141	$89,080	$47,641	$136,721
Provision for (reversal of) credit losses	—	(568)	(568)	—	(916)	(916)
Other income (loss)	14,089	(2,534)	11,555	23,732	(1,065)	22,667
Other expenses	45,941	7,330	53,271	42,808	6,386	49,194
Income before assessments	61,659	41,334	102,993	70,004	41,106	111,110
Affordable Housing Program assessments	6,204	4,134	10,338	7,088	4,111	11,199
Net income	$55,455	$37,200	$92,655	$62,916	$36,995	$99,911

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to the traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances and investment products as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP have been allocated to each segment based upon each segment's proportionate share of income before assessments.

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2015	$38,651,617	$8,084,138	$46,735,755
December 31, 2014	35,032,770	6,820,262	41,853,032

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Estimated Fair Values

We review the fair value hierarchy classifications of our financial instruments on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the three or nine months ended September 30, 2015 or 2014.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	September 30, 2015
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$3,431,274	$3,431,274	$3,431,274	$—	$—	$—
Interest-bearing deposits	221	221	—	221	—	—
Securities Purchased Under Agreements to Resell	750,000	750,000	—	750,000	—	—
Federal funds sold	270,000	270,000	—	270,000	—	—
AFS securities	3,551,371	3,551,371	—	3,209,069	342,302	—
HTM securities	6,142,413	6,251,199	—	6,162,539	88,660	—
Advances	24,297,197	24,342,156	—	24,342,156	—	—
Mortgage loans held for portfolio, net	8,084,138	8,364,863	—	8,333,864	30,999	—
Accrued interest receivable	85,931	85,931	—	85,931	—	—
Derivative assets, net	43,182	43,182	—	36,628	—	6,554
Grantor trust assets (included in other assets)	14,241	14,241	14,241	—	—	—

Liabilities:
Deposits	749,019	749,019	—	749,019	—	—
Consolidated Obligations:
Discount notes	14,425,407	14,432,375	—	14,432,375	—	—
Bonds	28,872,703	29,271,813	—	29,271,813	—	—
Accrued interest payable	83,679	83,679	—	83,679	—	—
Derivative liabilities, net	104,808	104,808	—	321,476	—	(216,668)
MRCS	14,184	14,184	14,184	—	—	—

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

Mortgage Loans Held for Portfolio. We record non-recurring fair value adjustments to reflect partial charge-offs on impaired mortgage loans. We estimate the fair value of these assets using a current property value obtained from a third-party model with a haircut applied to the modeled values to capture potentially distressed property sales.

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

					Netting
September 30, 2015	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,129,133	$—	$3,129,133	$—	$—
GSE MBS	79,936	—	79,936	—	—
Private-label RMBS	342,302	—	—	342,302	—
Total AFS securities	3,551,371	—	3,209,069	342,302	—
Derivative assets:
Interest-rate related	42,607	—	36,053	—	6,554
MDCs	575	—	575	—	—
Total derivative assets, net	43,182	—	36,628	—	6,554
Grantor trust assets (included in other assets)	14,241	14,241	—	—	—
Total assets at recurring estimated fair value	$3,608,794	$14,241	$3,245,697	$342,302	$6,554

Derivative liabilities:
Interest-rate related	$103,942	$—	$320,610	$—	$(216,668)
Interest-rate forwards	865	—	865	—	—
MDCs	1	—	1	—	—
Total derivative liabilities, net	104,808	—	321,476	—	(216,668)
Total liabilities at recurring estimated fair value	$104,808	$—	$321,476	$—	$(216,668)

Mortgage loans held for portfolio (2)	$4,593	$—	$—	$4,593	$—
Total assets at non-recurring estimated fair value	$4,593	$—	$—	$4,593	$—

December 31, 2014
AFS securities:
GSE and TVA debentures	$3,155,115	$—	$3,155,115	$—	$—
Private-label RMBS	401,050	—	—	401,050	—
Total AFS securities	3,556,165	—	3,155,115	401,050	—
Derivative assets:
Interest-rate related	24,776	—	55,737	—	(30,961)
MDCs	711	—	711	—	—
Total derivative assets, net	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	—	—	—
Total assets at recurring estimated fair value	$3,594,632	$12,980	$3,211,563	$401,050	$(30,961)

Derivative liabilities:
Interest-rate related	$101,616	$—	$332,281	$—	$(230,665)
Interest-rate forwards	1,631	—	1,631	—	—
MDCs	6	—	6	—	—
Total derivative liabilities, net	103,253	—	333,918	—	(230,665)
Total liabilities at recurring estimated fair value	$103,253	$—	$333,918	$—	$(230,665)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2)	Amounts are as of the date the fair value adjustment was recorded during the nine months ended September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Rollforward	2015	2014	2015	2014
Balance, beginning of period	$364,719	$442,712	$401,050	$469,685
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	2,580	872	5,941	1,746
Net gains (losses) on changes in fair value in other income (loss)	(29)	(42)	(61)	(270)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(86)	(46)	(192)	(227)
Unrealized gains (losses) in OCI	(2,615)	569	(4,146)	13,442
Reclassification of non-credit portion in OCI to other income (loss)	29	42	61	270
Purchases, issuances, sales and settlements:
Settlements	(22,296)	(25,260)	(60,351)	(65,799)
Balance, end of period	$342,302	$418,847	$342,302	$418,847

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$2,550	$830	$5,879	$1,476

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2015
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$70,736	$202,179	$272,915
Unused lines of credit (1)	966,138	—	966,138
Commitments to fund additional advances (2)	39,250	—	39,250
Commitments to fund or purchase mortgage loans (3)	120,905	—	120,905
Unsettled CO bonds, at par (4)	436,000	—	436,000

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $265,000 hedged with associated interest-rate swaps.

Pledged Collateral. At September 30, 2015 and December 31, 2014, we had pledged cash collateral, at par, of $223,359 and $201,267, respectively, to counterparties and clearing agents. At September 30, 2015 and December 31, 2014, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. We record an accrual for a loss contingency when it is probable that a loss for which we could be liable has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these proceedings will have a material effect on our financial condition, results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments on behalf of those defendants. These payments totaled $0 and $4,732, net of legal fees and litigation expenses, for the three and nine months ended September 30, 2015 compared with $5,532 and $14,080 for the three and nine months ended September 30, 2014, respectively, and were recorded in other income.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 15 - Estimated Fair Values.

Note 17 - Transactions with Related Parties and Other Entities

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS. We had no related parties at September 30, 2015 or December 31, 2014 as no institution had such excess capital stock outstanding on those dates.

Flagstar Bank, FSB was a related party at September 30, 2014. We had net repayments of advances from Flagstar for the three and nine months ended September 30, 2014 of $881,705 and $838,000, respectively.

Transactions with Directors' Financial Institutions. The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
September 30, 2015	$34,457	2%	$310,530	1%	$208,037	3%
December 31, 2014	40,213	3%	261,146	1%	167,072	2%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The following table presents net advances to (repayments from) directors' financial institutions and mortgage loans purchased from directors' financial institutions, taking into account the beginning and ending dates of the directors' terms and any merger activity.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transactions with Directors' Financial Institutions	2015	2014	2015	2014
Net advances (repayments)	$(24,426)	$18,178	$(27,046)	$(6,558)
Mortgage loans purchased	12,062	14,557	33,186	29,212

Transactions with Other FHLBanks. We did not purchase any participation interests from the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF Program in 2015, compared with $0 and $11,011 for the three and nine months ended September 30, 2014, respectively.

We pay an MPF provider fee to the FHLBank of Chicago for our participation in the MPF program that is recorded in other expenses. For the three and nine months ended September 30, 2015, we paid $65 and $200, respectively, compared with $73 and $223 for the three and nine months ended September 30, 2014, respectively.

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
CEO: Chief Executive Officer
CFI: Community Financial Institution
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
Clearinghouse: A derivatives clearing organization registered with the United States Commodity Futures Trading Commission
CMO: Collateralized Mortgage Obligation
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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the FOMC and the FDIC, or a decline in liquidity in the financial markets, that could affect the value of investments (including OTTI of private-label RMBS), or collateral we hold as security for the obligations of our members and counterparties;

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

•
political events, including legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members or their affiliates), prospective members, counterparties, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;

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

Global Economy. On August 18, 2015, Moody’s issued its Global Macro Outlook 2015-16, which focuses on the differing growth and inflation prospects among the G20 economies. Recent concerns relating to Greece’s possible withdrawal from the European Union have abated, while concerns remain relating to the correction in China’s equity markets and the possibility of the Federal Reserve tightening rates. Moody’s subsequently revised its global growth projection to reflect a slightly lower anticipated growth rate for China and indicators of additional weakness in several large countries. Still, the G20 projected growth rate range for 2016 remained at 2.5% to 3.5%.

The International Money Fund’s October 2015 World Economic Outlook Update projects global growth of 3.1% for 2015, down slightly from its July 2015 projection of 3.3%. The updated projection reflects lower than expected growth in the United States, declining commodity prices, and cross-border impact of China’s economic slowdown. Global growth is projected to increase to 3.6% in 2016, while United States growth is projected to be 2.8%.

United States Economy. The United States Real Gross Domestic Product (GDP) increased at a 3.9% annual rate for the second quarter of 2015. The growth reflects the positive effect of personal consumption, exports, residential and nonresidential fixed investment, and state and local government spending. A higher level of imports and the slowing of private inventory investment and federal government spending partially offset the positive growth factors, according to the Department of Commerce.

Freddie Mac’s June 2015 United States Economic and Housing Market Outlook views the year-over-year increase of outstanding debt for single-family properties to be an indicator that the housing markets are moving toward normalcy. The report notes growing investor appetite for mortgage bonds, due in part to innovative credit-risk transfer transactions. However, mortgage originations are projected to taper off in 2016 as refinancing activity slows. Freddie Mac’s October 2015 "Insight and Outlook" notes a decline of large commercial bank activity in the mortgage market, offset by independent mortgage bankers adding to their market share.

On September 17, 2015, the FOMC reported that economic activity has been expanding moderately during recent months, as housing spending and business fixed investment increased. Improvement in the labor market was evidenced by job gains and declining unemployment. The Bureau of Labor Statistics reported a 5.1% national unemployment rate for September 2015, unchanged from the previous month. Inflation continued to run below the FOMC’s longer-run objective and longer-term inflation expectations remain stable.

The FOMC expects economic activity to expand at a moderate pace, with appropriate policy accommodation. Labor market indicators suggest movement toward maximum employment. Additionally, the FOMC indicated that it expects inflation to gradually rise toward 2% in the medium term. The FOMC reaffirmed its view that the current 0 to 0.25% target range for the federal funds rate remains appropriate. An increase of the target range for the federal funds rate is expected to be based on further improvement in the labor market and confidence that inflation is moving back to the 2% objective over the medium term.

Moody’s revised its 2015 United States GDP growth estimate downward to 2.4%, citing a slower economic rebound than anticipated, but projected GDP growth to increase to 2.8% for 2016. The 2016 forecast reflects favorable expectations for job creation, corporate profits, favorable financing conditions, and pent-up demand. The projected strengthening of the dollar is expected to drive several offsetting effects on the GDP growth rate. Moody’s forecasts the United States unemployment rate will remain in the 4.5% to 5.5% range for 2016.

Indiana and Michigan Economies. The Bureau of Labor Statistics reported that Michigan’s preliminary unemployment rate was 5.0% for September 2015, while Indiana’s preliminary rate was 4.5%, compared to the national rate of 5.1%. On October 8, 2015, the Research Seminar in Quantitative Economics at the University of Michigan projected Michigan’s annualized job growth rate to be fairly stable, ranging from 1.4% to 1.6% for the last half of 2015 through 2017. Anticipated job growth is projected to boost personal income by 4.1% in 2015 and 4.4% in 2016. The Center for Econometric Research at Indiana University projects Indiana’s annual income growth rate to peak at 4.7% during the third quarter of 2015 and again during the second quarter of 2016. Income growth of 4.5% is forecasted for the full period through the end of 2018. Job growth is projected to continue, but at a slowing rate through 2018. Indiana’s unemployment is projected to edge up to 5.2% for the third quarter of 2015, followed by a slow decline to 4.8% by the end of 2018.

Information provided by Black Knight Financial Services for August 2015 shows Indiana’s non-current mortgage rate (loans past due 30 days or more) at 8.1%, and Michigan’s non-current mortgage rate at 5.3%, compared to the 6.2% national rate. Indiana’s non-current mortgage rate is influenced by the significantly longer foreclosure process when compared to Michigan.

The Capital Markets. The Office of Finance, our fiscal agent, issues debt in the global capital markets on behalf of the FHLBanks. Our funding operations are dependent on the issuance of such debt, which is affected by events in the capital markets.

During the third quarter of 2015, yields on Treasuries generally decreased relative to the prevailing yields at the end of the second quarter of 2015. The 10-year Treasury yield closed the third quarter at 2.1%, almost 28 basis points lower than at the end of the second quarter. The markets were volatile during the quarter, and the United States stock market fell, as the Dow Jones Industrial Average stood at 16,285 points on September 30, 2015 versus 17,620 at the end of the second quarter.

During the third quarter of 2015, overall taxable money market fund assets increased, as inflows during July and August were only partially offset by a decrease during September. Taxable money market fund holdings of Agency debt also rose during the third quarter of 2015, with inflows in both August and September.

FOMC also stated its intention to maintain its existing policy of reinvesting principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities and of rolling over maturing Treasury securities at auction. This policy of maintaining sizable holdings of longer-term securities is expected to help maintain accommodative financial conditions.

Impact on Operating Results. Economic conditions significantly impact our members' demand for wholesale funding and their sales of mortgage loans to us. Periods of economic growth have led our depository members to increase their use of wholesale borrowings. Conversely, slow economic growth has tended to decrease our depository members' wholesale borrowings. Our insurance company members' demand for advances is not always correlated with that of our depository members. Our insurance company members tend to use advances as a source of liquidity, for asset/liability management or for other business purposes. The steepness of the yield curve, as well as the availability and cost of other sources of wholesale or government funding, influence member demand for advances and the level of sales of mortgage loans under the MPP.

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

	As of and for the Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Statement of Condition:
Advances	$24,297	$24,318	$21,846	$20,789	$19,325
Investments (1)	10,714	12,147	10,607	10,539	10,647
Mortgage loans held for portfolio, net	8,084	7,933	7,412	6,820	6,449
Total assets	46,736	45,236	43,651	41,853	41,015
Discount notes	14,425	11,803	11,161	12,568	10,106
CO bonds	28,873	29,647	28,243	25,503	26,914
Total consolidated obligations	43,298	41,450	39,404	38,071	37,020
MRCS	14	14	16	16	16
Capital stock, Class B putable	1,453	1,388	1,572	1,551	1,726
Retained earnings (2)	822	810	791	777	777
AOCI	26	43	46	47	57
Total capital	2,301	2,241	2,409	2,375	2,560

Statement of Income:
Net interest income	$48	$47	$49	$48	$45
Provision for (reversal of) credit losses	—	(1)	1	—	—
Other income (loss)	—	8	4	(10)	7
Other expenses	17	18	18	19	16
Affordable Housing Program assessments	3	4	3	1	4
Net income	$28	$34	$31	$18	$32

Selected Financial Ratios:
Net interest margin (3)	0.42%	0.43%	0.47%	0.46%	0.45%
Return on average equity (4)	4.89%	5.82%	4.43%	2.65%	4.44%
Return on average assets (4)	0.24%	0.31%	0.26%	0.16%	0.28%
Weighted average dividend rate (5)	4.25%	4.00%	4.00%	3.75%	3.75%
Dividend payout ratio (6)	56.88%	45.16%	55.57%	97.21%	48.07%
Total capital ratio (7)	4.92%	4.95%	5.52%	5.68%	6.24%
Total regulatory capital ratio (8)	4.90%	4.89%	5.45%	5.60%	6.14%
Average equity to average assets	4.92%	5.35%	5.92%	6.16%	6.28%

(1)	Consists of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)
Annualized. For the three months ended March 31, 2015, December 31, 2014, and September 30, 2014, the annualization was adjusted to remove the impact of litigation settlements related to our private-label RMBS in those periods. Without the adjustment, return on average equity during those periods was 4.95%, 2.63%, and 5.02%, respectively, and return on average assets was 0.29%, 0.16%, and 0.32%, respectively.

(5)	Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, would be 47%, 50%, 102%, 51% and 46%, respectively. See Liquidity and Capital Resources - Capital Resources - Capital Distributions for more information.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Comparative Highlights	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$48	$45	$3	6%	$144	$136	$8	5%
Provision for (reversal of) credit losses	—	—	—	(43%)	—	(1)	1	38%
Net interest income after provision for credit losses	48	45	3	6%	144	137	7	5%
Other income	—	7	(7)	(99%)	12	23	(11)	(49%)
Other expenses	17	16	1	3%	53	49	4	8%
Income before assessments	31	36	(5)	(13%)	103	111	(8)	(7%)
AHP assessments	3	4	(1)	(13%)	10	11	(1)	(8%)
Net income	28	32	(4)	(13%)	93	100	(7)	(7%)
Total other comprehensive income (loss)	(17)	10	(27)	(260%)	(21)	36	(57)	(156%)
Total comprehensive income	$11	$42	$(31)	(73%)	$72	$136	$(64)	(47%)

The decrease in net income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to net proceeds from litigation settlements related to certain private-label RMBS received in the third quarter of 2014, compared to no proceeds from settlements in the third quarter of 2015, and net unrealized losses on our derivatives and hedging activities in the third quarter of 2015.

The decrease in net income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements.

The decrease in total other comprehensive income for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to a decrease in the fair value of OTTI and other AFS securities during the three and nine months ended September 30, 2015 compared to an increase in the fair values of those securities for the same periods in 2014.

Changes in Financial Condition for the Nine Months Ended September 30, 2015. The following table presents the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2015	December 31, 2014	$ Change	% Change
Advances	$24,297	$20,789	$3,508	17%
Mortgage loans held for portfolio, net	8,084	6,820	1,264	19%
Investments (1)	10,714	10,539	175	2%
Other assets (2)	3,641	3,705	(64)	(2%)
Total assets	$46,736	$41,853	$4,883	12%

Consolidated obligations	$43,298	$38,071	$5,227	14%
MRCS	14	16	(2)	(10%)
Other liabilities	1,123	1,391	(268)	(19%)
Total liabilities	44,435	39,478	4,957	13%
Capital stock, Class B putable	1,453	1,551	(98)	(6%)
Retained earnings (3)	822	777	45	6%
AOCI	26	47	(21)	(43%)
Total capital	2,301	2,375	(74)	(3%)
Total liabilities and capital	$46,736	$41,853	$4,883	12%

Total regulatory capital (4)	$2,289	$2,344	$(55)	(2%)

(1)	Includes interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes cash and due from banks of $3,431 million and $3,551 million at September 30, 2015 and December 31, 2014, respectively.

(3)	Includes restricted retained earnings of $124 million and $105 million at September 30, 2015 and December 31, 2014, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at September 30, 2015 compared to December 31, 2014 was primarily attributable to an increase in advances and mortgage loans.

The increase in total liabilities at September 30, 2015 compared to December 31, 2014 was primarily attributable to an increase in consolidated obligations to fund our asset growth.

The decrease in total capital at September 30, 2015 compared to December 31, 2014 was due to our repurchase of excess capital stock in May 2015, partially offset by members' required purchases of additional capital stock.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014.

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,780	$1	0.12%	$3,183	$1	0.07%
Investment securities (2)	9,823	36	1.49%	10,477	40	1.50%
Advances (3)	23,801	33	0.54%	19,753	27	0.54%
Mortgage loans held for portfolio (3)	8,043	69	3.39%	6,343	56	3.57%
Other assets (interest-earning) (4)	193	(1)	(1.51%)	256	—	(0.09%)
Total interest-earning assets	45,640	138	1.21%	40,012	124	1.23%
Other assets (5)	419			355
Total assets	$46,059			$40,367

Liabilities and Capital:
Interest-bearing deposits	$667	—	0.01%	$662	—	0.01%
Discount notes	13,048	4	0.15%	9,534	2	0.08%
CO bonds (3)	29,643	86	1.14%	26,537	77	1.15%
MRCS	14	—	3.76%	17	—	3.06%
Total interest-bearing liabilities	43,372	90	0.83%	36,750	79	0.85%
Other liabilities	419			1,081
Total capital	2,268			2,536
Total liabilities and capital	$46,059			$40,367

Net interest income		$48			$45

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.38%

Net interest margin (7)			0.42%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.05			1.09

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,516	$3	0.11%	$3,030	$2	0.06%
Investment securities (2)	10,029	110	1.47%	10,538	116	1.47%
Advances (3)	22,406	91	0.54%	18,271	81	0.59%
Mortgage loans held for portfolio (3)	7,609	195	3.43%	6,231	172	3.71%
Other assets (interest-earning) (4)	216	(1)	(0.36%)	284	—	0.28%
Total interest-earning assets	43,776	398	1.22%	38,354	371	1.29%
Other assets (5)	332			343
Total assets	$44,108			$38,697

Liabilities and Capital:
Interest-bearing deposits	$711	—	0.01%	$790	—	0.01%
Discount notes	11,609	11	0.13%	7,891	5	0.08%
CO Bonds (3)	28,558	243	1.14%	26,530	229	1.15%
MRCS (6)	15	—	3.49%	17	1	6.97%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	40,893	254	0.83%	35,228	235	0.89%
Other liabilities	841			1,015
Total capital	2,374			2,454
Total liabilities and capital	$44,108			$38,697

Net interest income		$144			$136

Net spread on interest-earning assets less interest-bearing liabilities			0.39%			0.40%

Net interest margin (7)			0.44%			0.48%

Average interest-earning assets to interest-bearing liabilities	1.07			1.09

(1)	Annualized.

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

Yields. The yield on total interest-earning assets for the three months ended September 30, 2015 was 1.21%, a decrease of 2 bps compared to the three months ended September 30, 2014, resulting substantially from lower yields on mortgage loans due to continuing prepayments of our older higher-yielding MPP loans, and higher amortization of purchased premiums on our newer loans. This lower yield was partially offset by a lower cost of funds related to interest-bearing liabilities. The cost of total interest-bearing liabilities was 0.83%, a decrease of 2 bps from the prior year period. These decreases resulted in a net interest spread that remained at 0.38% for both the three months ended September 30, 2015 and 2014.

The yield on total interest-earning assets for the nine months ended September 30, 2015 was 1.22%, a decrease of 7 bps compared to the nine months ended September 30, 2014, resulting primarily from lower yields on advances and mortgage loans. The yield on advances decreased 5 bps primarily due to lower prepayment fees and related amortization. The yield on mortgage loans decreased 28 bps due to continuing prepayments of our older higher-yielding MPP loans, and higher amortization of purchased premiums on our newer loans. These lower yields were partially offset by a lower cost of funds related to interest-bearing liabilities. The cost of total interest-bearing liabilities was 0.83%, a decrease of 6 bps from the prior year period and included a change in the funding mix from CO bonds to discount notes. These decreases resulted in a reduction in the net interest spread to 0.39% for the nine months ended September 30, 2015 from 0.40% for the nine months ended September 30, 2014.

Average Balances. Higher average balances of both interest-earning assets and interest-bearing liabilities more than offset the impact of lower yields for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase in interest-earning assets was largely related to advances and mortgage loans held for portfolio. The average amount of advances outstanding increased 20% and 23%, respectively, for the three and nine months ended September 30, 2015 compared to the same periods in 2014 generally due to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased 27% and 22% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 due to higher purchases from members under MPP Advantage. The increase in average interest-bearing liabilities was primarily due to an increase in consolidated obligations to fund the increases in advances and mortgage loans.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the three months ended September 30, 2015, compared to the same period in 2014, was not significant. The change in the provision for (reversal of) credit losses for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to (i) a lower reversal of the portion of the allowance for loan losses pertaining to potentially unrecoverable amounts from PMI and SMI providers, and (ii) a lower reversal of the MPF allowance for loan losses, partially offset by (iii) the change during the first quarter of 2015 in our technique for estimating losses on delinquent MPP loans to incorporate loan-level property values, which provides more specific estimates of liquidation values than our previous technique. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Critical Accounting Policies and Estimates for more information.

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2015	2014	2015	2014
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)	1	5	7
Other
Litigation settlements, net (1)	—	6	5	14
Other miscellaneous	1	—	2	2
Total other income	$—	$7	$12	$23

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information - Item 1. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income for the three months ended September 30, 2015 compared to the same period in 2014 was due to the net proceeds in 2014 from a litigation settlement related to certain private-label RMBS.

The decrease in total other income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements related to certain private-label RMBS.

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

The Bank uses interest rate swaps to hedge the risk of changes in the fair value of certain of its advances, consolidated obligations and available-for-sale securities. These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair value of both the derivative and the hedged item are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest rate swaps (hedge ineffectiveness) was a gain of $38 thousand and $6 million for the three and nine months ended September 30, 2015, respectively, compared to a gain of $233 thousand and a loss of $3 million for the three and nine months ended September 30, 2014, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads, and volatility. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the Bank includes the net interest settlements and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $697 thousand and $1 million for the three and nine months ended September 30, 2015, respectively, compared to a net gain of $444 thousand and $10 million for the three and nine months ended September 30, 2014, respectively. The primary driver of this fluctuation was the significant amount of net interest settlements in 2014 on certain interest rate swaps hedging consolidated obligations. These relationships were re-designated in the fourth quarter of 2014, and therefore those interest settlements have since been reported in net interest income.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended September 30, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$2	$—	$(2)	$—	$—
Net interest settlements (2)	(40)	(24)	—	15	—	(49)
Total net interest income	(40)	(22)	—	13	—	(49)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	—	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	(1)
Net gains (losses) on derivatives and hedging activities	—	—	(1)	—	—	(1)
Total net effect of derivatives and hedging activities	$(40)	$(22)	$(1)	$13	$—	$(50)

Three Months Ended September 30, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$(1)	$—	$2
Net interest settlements (2)	(39)	(25)	—	17	—	(47)
Total net interest income	(39)	(22)	—	16	—	(45)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	1	—	1
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	1	—	—
Net gains (losses) on derivatives and hedging activities	—	—	(1)	2	—	1
Total net effect of derivatives and hedging activities	$(39)	$(22)	$(1)	$18	$—	$(44)

Nine Months Ended September 30, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$8	$(1)	$(4)	$—	$3
Net interest settlements (2)	(118)	(73)	—	46	—	(145)
Total effect on net interest income	(118)	(65)	(1)	42	—	(142)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(1)	—	6	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(3)	2	—	(1)
Net gains (losses) on derivatives and hedging activities	1	(1)	(3)	8	—	5
Total net effect of derivatives and hedging activities	$(117)	$(66)	$(4)	$50	$—	$(137)

Nine Months Ended September 30, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$8	$(1)	$(1)	$—	$6
Net interest settlements (2)	(112)	(74)	—	55	—	(131)
Total effect on net interest income	(112)	(66)	(1)	54	—	(125)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	(3)	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(1)	12	—	10
Net gains (losses) on derivatives and hedging activities	—	(1)	(1)	9	—	7
Total net effect of derivatives and hedging activities	$(112)	$(67)	$(2)	$63	$—	$(118)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and discontinued hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2015	2014	2015	2014
Compensation and benefits	$10	$9	$32	$30
Other operating expenses	6	6	16	14
Finance Agency and Office of Finance expenses	1	1	4	4
Other	—	—	1	1
Total other expenses	$17	$16	$53	$49

The increase in total other expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was driven primarily by increases in other operating expenses. The increase in other operating expenses was caused principally by an increase in amortization of software development costs, resulting from the initial implementation of our core banking system in the fourth quarter of 2014, and professional fees, largely due to an increase in the costs of pricing and valuation services and model validations.

Total Other Comprehensive Income (Loss). Total other comprehensive loss for the three and nine months ended September 30, 2015 consisted primarily of unrealized losses on OTTI and other AFS securities. Total other comprehensive income for the three and nine months ended September 30, 2014 consisted primarily of unrealized gains on OTTI and other AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional segment consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits. The following table presents our financial performance for the traditional segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional Segment	2015	2014	2015	2014
Net interest income	$31	$30	$94	$89
Provision for (reversal of) credit losses	—	—	—	—
Other income	—	7	14	24
Other expenses	15	14	46	43
Income before assessments	16	23	62	70
Total assessments	2	2	6	7
Net income	$14	$21	$56	$63

The decrease in net income for the traditional segment for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements.

The decrease in net income for the traditional segment for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to lower net proceeds from litigation settlements. This decrease was partially offset by higher net interest income as a result of a higher average balance of advances.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased through the FHLBank of Topeka in mortgage loans originated by certain of its members under the MPF program. The following table presents our financial performance for the mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Segment	2015	2014	2015	2014
Net interest income	$17	$15	$50	$47
Provision for (reversal of) credit losses	—	—	—	(1)
Other income (loss)	—	—	(2)	(1)
Other expenses	2	2	7	6
Income before assessments	15	13	41	41
Total assessments	1	2	4	4
Net income	$14	$11	$37	$37

The increase in net income for the mortgage loans segment for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in net interest income as a result of a higher average balance of mortgage loans.

The increase in net income (in thousands) for the mortgage loans segment for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to an increase in net interest income resulting from a higher average balance of mortgage loans, partially offset by higher net losses related to derivative and hedging activities.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	September 30, 2015		December 31, 2014
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$24,297	52%	$20,789	50%
Mortgage loans held for portfolio, net	8,084	17%	6,820	16%
Cash and short-term investments	4,451	10%	3,551	9%
Investment securities	9,694	21%	10,538	25%
Other assets (1)	210	—%	155	—%
Total assets	$46,736	100%	$41,853	100%

(1)	Includes interest-bearing deposits, accrued interest receivable, premises, software and equipment, derivative assets and other assets.

Total assets were $46.7 billion as of September 30, 2015, a net increase of $4.9 billion or 12% compared to December 31, 2014. This increase was primarily due to increases in advances and mortgage loans held for portfolio, which altered the mix of our assets during the period.

Advances. In general, the outstanding balance of advances fluctuates in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $24.3 billion at September 30, 2015, a net increase of 17% compared to December 31, 2014. This increase was generally due to members' higher funding needs and included a 28% increase in advances to depository members and a 10% increase to insurance company members.

The table below presents advances by type of borrower ($ amounts in millions).

	September 30, 2015		December 31, 2014
Borrower Type	Par Value	% of Total	Par Value	% of Total
Commercial banks	$5,246	22%	$4,675	23%
Thrifts	2,536	10%	1,102	5%
Credit unions	2,199	9%	1,998	10%
Total depository institutions	9,981	41%	7,775	38%
Insurance companies	13,917	58%	12,641	61%
Total member advances	23,898	99%	20,416	99%
Former member borrowers	202	1%	214	1%
Total advances, par value	$24,100	100%	$20,630	100%

Mortgage Loans Held for Portfolio. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations. We purchased $2.2 billion of conventional mortgage loans through MPP Advantage in the nine months ended September 30, 2015 and an additional $0.1 billion in October 2015. In September 2015, our Board of Directors authorized the Bank to purchase up to $3.0 billion of mortgage loans from our members in 2015. The Finance Agency has established affordable housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program. We anticipate that our 2015 purchase volume may exceed $2.5 billion. See Recent Accounting and Regulatory Developments for more information.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2015		December 31, 2014
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Original	$1,518	19%	$1,854	28%
Advantage	5,404	68%	3,709	55%
FHA	547	7%	634	9%
Total MPP	7,469	94%	6,197	92%
MPF:
Conventional	364	5%	406	6%
Government	91	1%	101	2%
Total MPF	455	6%	507	8%
Total mortgage loans held for portfolio, UPB	$7,924	100%	$6,704	100%

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

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity and before credit enhancements was $8 million at September 30, 2015 and $25 million at December 31, 2014. This decrease from December 31, 2014 to September 30, 2015 was primarily the result of (i) fewer delinquent mortgage loans, (ii) a change during the first quarter of 2015 in the technique for estimating losses on delinquent MPP loans to incorporate loan-level property values obtained from a third-party model, with a haircut applied, instead of using a historical weighted-average collateral recovery rate, and (iii) a reduction in potential claims by servicers on principal and interest previously paid in full. After we considered the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was $1 million at September 30, 2015 and $2 million at December 31, 2014. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses and Critical Accounting Policies and Estimates for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	September 30, 2015	December 31, 2014	Change
Cash and short-term investments:
Cash and due from banks	$3,431	$3,551	$(120)
Interest-bearing deposits	—	1	(1)
Securities purchased under agreements to resell	750	—	750
Federal funds sold	270	—	270
Total cash and short-term investments	4,451	3,552	899

Investment securities:
AFS securities:
GSE and TVA debentures	3,129	3,155	(26)
GSE MBS	80	—	80
Private-label RMBS	342	401	(59)
Total AFS securities	3,551	3,556	(5)
HTM securities:
GSE debentures	100	269	(169)
Other U.S. obligations - guaranteed MBS	2,863	3,032	(169)
GSE MBS	3,090	3,568	(478)
Private-label RMBS	79	100	(21)
Manufactured housing loan ABS	10	11	(1)
Home equity loan ABS	1	2	(1)
Total HTM securities	6,143	6,982	(839)
Total investment securities	9,694	10,538	(844)

Total cash and investments, carrying value	$14,145	$14,090	$55

Cash and Short-Term Investments. Cash and short-term investments totaled $4.5 billion at September 30, 2015, an increase of 25% compared to December 31, 2014. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities, which consist primarily of GSE and TVA debentures, totaled $3.6 billion at September 30, 2015 and December 31, 2014. Net unrealized gains on AFS securities totaled $36 million at September 30, 2015, a decrease of $19 million compared to December 31, 2014, primarily due to unfavorable changes in credit spreads and volatility. At September 30, 2015, the percentage of non-MBS AFS securities due in one year or less was 20%, due after one year through five years was 61%, and due after five years was 19%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities, which consist substantially of MBS, totaled $6.1 billion at September 30, 2015, a decrease of 12% compared to December 31, 2014, primarily due to principal paydowns. At September 30, 2015, the estimated fair value of our HTM securities in an unrealized loss position totaled $1.6 billion, an increase of 19% from December 31, 2014, primarily due to unfavorable changes in mortgage spreads and volatility. However, total estimated fair value exceeded carrying value at September 30, 2015 by $109 million. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $44.4 billion at September 30, 2015, a net increase of 13% compared to December 31, 2014. This increase of $5.0 billion was primarily attributable to an increase in consolidated obligations to fund our asset growth.

Consolidated Obligations. At September 30, 2015, the carrying values of our discount notes and CO bonds totaled $14.4 billion and $28.9 billion, respectively, compared to $12.6 billion and $25.5 billion, respectively, at December 31, 2014. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 33% of total consolidated obligations at September 30, 2015 and December 31, 2014. Discount notes are issued to provide short-term funds, while CO bonds are issued to provide a longer-term mix of funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy.

The following table presents the par value of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2015		December 31, 2014
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$14,432	33%	$12,571	33%
CO bonds	14,409	33%	11,696	31%
Total due in 1 year or less	28,841	66%	24,267	64%
Long-term CO bonds	14,433	34%	13,803	36%
Total consolidated obligations	$43,274	100%	$38,070	100%

Derivatives. As of September 30, 2015 and December 31, 2014, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $43 million and $25 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $105 million and $103 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by market changes in the derivatives' underlying interest rate.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the amounts by type of hedged item (notional $ amounts in millions).

Hedged Item	September 30, 2015	December 31, 2014
Advances	$10,130	$10,278
Investments	3,438	3,358
Mortgage loans	244	504
CO bonds	14,602	14,460
Discount notes	100	1,249
Total notional	$28,514	$29,849

Total Capital. Total capital was $2.3 billion at September 30, 2015, a net decrease of $74 million since December 31, 2014, due to our repurchase of excess stock (excluding MRCS) totaling $240 million, partially offset by members' required purchases of additional capital stock totaling $142 million.

The following tables present a percentage breakdown of the components of GAAP capital along with a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Components of GAAP capital	September 30, 2015	December 31, 2014
Capital stock	63%	65%
Retained earnings	36%	33%
AOCI	1%	2%
Total GAAP capital	100%	100%

The change in the composition of our total GAAP capital is primarily due to our repurchase of excess stock and growth in retained earnings.

Reconciliation of GAAP to regulatory capital	September 30, 2015	December 31, 2014
Total GAAP capital	$2,301	$2,375
Exclude: AOCI	(26)	(47)
Add: MRCS	14	16
Total regulatory capital	$2,289	$2,344

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.5 billion at September 30, 2015. During the first nine months of 2015, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $76.1 billion.

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

Our outstanding Class B capital stock, categorized by type of institution, and MRCS balances are provided in the following table ($ amounts in millions).

	September 30, 2015		December 31, 2014
Institution Type	Amount	% of Total	Amount	% of Total
Commercial banks	$413	28%	$451	29%
Thrifts	163	11%	226	14%
Credit unions	192	13%	209	13%
Total depository institutions	768	52%	886	56%
Insurance companies	685	47%	665	43%
CDFIs	—	—%	—	—%
Total capital stock putable	1,453	99%	1,551	99%
MRCS (1)	14	1%	16	1%
Total regulatory capital stock	$1,467	100%	$1,567	100%

(1)
Balances at September 30, 2015 and December 31, 2014 include $3 million of MRCS that had reached the end of the five-year redemption period but for which credit products and other obligations remain outstanding. Accordingly, these shares of stock will not be redeemed until the related obligations are no longer outstanding.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support services to members or former members. In general, the level of excess stock fluctuates with our members' demand for advances.

The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	September 30, 2015	December 31, 2014
Member capital stock not subject to outstanding redemption requests	$196	$516
Member capital stock subject to outstanding redemption requests	1	—
MRCS	1	1
Total excess capital stock	$198	$517

Excess stock as a percentage of regulatory capital stock	13%	33%

In May 2015, we repurchased a total of $241 million of excess capital stock. These repurchases were undertaken for general capital management purposes in accordance with our capital plan.

Capital Distributions. On October 29, 2015, our board of directors declared a cash dividend of 4.25% (annualized) on our capital stock putable-Class B-1 and 3.40% (annualized) on our capital stock putable-Class B-2 based on our net income for the quarter ended September 30, 2015, as well as other factors as stated in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Dividends in our 2014 Form 10-K.

Adequacy of Capital. At September 30, 2015, our regulatory capital ratio was 4.90%, and our leverage capital ratio was 7.35%, both in excess of the regulatory requirement. See Notes to Financial Statements - Note 12 - Capital for more information.

In addition, we must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2015 and December 31, 2014 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2015	December 31, 2014
Credit risk	$265	$280
Market risk	114	156
Operations risk	114	131
Total risk-based capital requirement	$493	$567

Permanent capital	$2,289	$2,344

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component in response to changes in market interest rates and the market risk profile of our assets and liabilities. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

At September 30, 2015, principal previously paid in full by our MPP servicers of $4 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

We also perform our loan loss analysis under an adverse scenario whereby we increase the haircut on our underlying collateral values to 45% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $1 million at September 30, 2015. We consider a haircut of 45% on the modeled values to be the lowest value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario.

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

The actual OTTI-related credit losses recognized in earnings for the quarter ended September 30, 2015 were $29 thousand. Under the more stressful scenario, the OTTI-related credit losses estimate would have been $78 thousand for the quarter ended September 30, 2015.

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

Regulatory Developments.

Final Rule on FHLBank Housing Goals. In 2010, the Finance Agency issued a final rule on FHLBank affordable housing goals. The final rule establishes three single-family owner-occupied purchase money mortgage goals and one single-family refinancing mortgage goal applicable to the FHLBanks' purchases of single-family owner-occupied mortgages, if any, under their AMA programs (which include our MPP Advantage), consistent with the single-family housing goals for Fannie Mae and Freddie Mac.

An FHLBank that is subject to the housing goals will be in compliance with a housing goal if its performance under that goal meets or exceeds the share of the market that qualifies for that goal, as established annually by the Finance Agency for each FHLBank district, based on certain criteria. In addition, the FHLBank shall be subject to goals for low-income families, low-income areas, and very low-income families housing based on the percentage share of such Bank's total purchases of purchase money AMA-approved mortgages on owner-occupied single-family housing that consists of mortgages for such families and areas. This requirement also extends to purchases of refinancing AMA-approved mortgages for low-income families. The rule outlines requirements for measuring and receiving credit toward achievement of these goals. Each FHLBank is required to assist the Finance Agency in monitoring its housing goal activities by compiling loan-level data on each AMA-approved mortgage purchase. If the Director of the Finance Agency determines that an FHLBank has failed to meet any housing goal and that achievement of the goal was feasible, the Director may require the FHLBank to submit a housing plan for approval.

An FHLBank will be subject to the housing goals if its AMA-approved mortgage purchases in a given year exceed a volume threshold of $2.5 billion. While we have not exceeded this threshold in any year since the issuance of the final rule, we anticipate that our 2015 MPP Advantage purchase volume may exceed $2.5 billion. If we exceed this volume threshold for 2015 and fail to meet any affordable housing goals determined by the Director of the Finance Agency to have been feasible, we may be required to submit a housing plan to the Finance Agency.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the FRB, the FDIC, the Farm Credit Administration, and the Finance Agency (each, an "Agency" and, collectively, the "Agencies") jointly adopted final rules to establish minimum margin and capital requirements ("Final Margin Rules") for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants ("Swap Entities") that are subject to the jurisdiction of one of the Agencies (such entities, "Covered Swap Entities").

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and financial end users, that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The initial margin required to be posted or collected would be the amount calculated by the Covered Swap Entity using either a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity which conforms to the requirements of the Final Margin Rules and is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules also specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold), and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, under certain specified circumstances, cash funds may be placed with a custodian bank in return for a general deposit obligation.

The Final Margin Rules will require variation margin to be exchanged daily with respect to non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities, and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian and, if permitted by contract, may be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for us on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for us on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Because we are currently posting and collecting variation margin on non-cleared swaps, we do not anticipate that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

The CFTC and the SEC are expected to adopt their own final margin rules that generally mirror the Agencies’ Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

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

Our core mission activities primarily include the issuance of advances and the acquisition of mortgage loans from members through the MPP. Depending on our core mission asset ratio for the year 2015, our strategic plan will address how we expect to maintain or increase that ratio in accordance with the provisions of the advisory bulletin. Although the ratio is dependent on several variables that are beyond our control (such as market forces and member activity related to advances and MPP Advantage), we do not expect the advisory bulletin to have a material impact on our operations or financial condition.

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

Advances. Advances, at par, to our insurance company members were 58% and 61% of total advances at September 30, 2015 and December 31, 2014, respectively. Our credit policy requires an additional approval by our Bank to lend to an insurance company member whose total credit products exceed 15% of general account assets less borrowed money. We had advances outstanding, at par, of $5.8 billion to ten of such insurance company members as of September 30, 2015 and advances outstanding, at par, of $4.6 billion to five of such insurance company members as of December 31, 2014. Seven of those ten insurance company members as of September 30, 2015 are captive insurance companies for which management establishes a borrowing limit on a case-by-case basis based on a review and recommendation by our credit services underwriting department.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2015, our top two borrowers held 18% of total advances outstanding, at par, and our top five borrowers held 41% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP approved by our board of directors restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio at September 30, 2015 included securities purchased under agreements to resell, which are secured by United States treasuries and mature overnight. Our unsecured credit exposure was limited to $270 million, including accrued interest, to two counterparties domiciled in the United States. The counterparties each have a long-term credit rating of A, stated in terms of the S&P equivalent. We had no such exposure to United States branches and agency offices of foreign commercial banks at September 30, 2015.

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 281% of total regulatory capital at September 30, 2015. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, by credit rating, grouped by investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any subsequent changes in ratings, outlook, or watch status ($ amounts in millions).

				Below
				Investment
September 30, 2015	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	750	—	—	—	750
Federal funds sold	—	270	—	—	270
Total short-term investments	750	270	—	—	1,020
AFS securities:
GSE and TVA debentures	3,129	—	—	—	3,129
GSE MBS	80	—	—	—	80
Private-label RMBS	—	—	—	342	342
Total AFS securities	3,209	—	—	342	3,551
HTM securities:
GSE debentures	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	2,863	—	—	—	2,863
GSE MBS	3,090	—	—	—	3,090
Private-label RMBS	13	13	13	40	79
Private-label ABS	—	10	—	1	11
Total HTM securities	6,066	23	13	41	6,143
Total investments, carrying value	$10,025	$293	$13	$383	$10,714

Percentage of total	94%	3%	—%	3%	100%

December 31, 2014
Short-term investments:
Interest-bearing deposits	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	—	—	—
Total short-term investments	1	—	—	—	1
AFS securities:
GSE and TVA debentures	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	401	401
Total AFS securities	3,155	—	—	401	3,556
HTM securities:
GSE debentures	269	—	—	—	269
Other U.S. obligations - guaranteed RMBS	3,032	—	—	—	3,032
GSE MBS	3,568	—	—	—	3,568
Private-label RMBS	17	17	18	48	100
Private-label ABS	—	11	—	2	13
Total HTM securities	6,886	28	18	50	6,982
Total investments, carrying value	$10,042	$28	$18	$451	$10,539

Percentage of total	96%	—%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of September 30, 2015, were California (65%), New York (6%), Florida (4%), Connecticut (3%), and Virginia (2%).

OTTI Evaluation Process. The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the third quarter of 2015, as well as the related current credit enhancement as of September 30, 2015. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all of the OTTI private-label RMBS and ABS in each category shown. RMBS and ABS are classified as prime, Alt-A or subprime based on the model used to estimate the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Total Prime	$437	12%	8%	24%	5%
Total Alt-A	6	14%	8%	32%	13%
Total private-label RMBS	$443	12%	8%	24%	5%

Home equity loan ABS:
Total subprime - home equity loans (3)	$2	7%	22%	27%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $10 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

See Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment for additional information.

Mortgage Loans Held for Portfolio.

MPP.

PMI. As of September 30, 2015, we had PMI coverage on $1.1 billion or 15% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch, stated in terms of the S&P equivalent, as of October 31, 2015 and the related PMI coverage amount on seriously delinquent loans held in our portfolio as of September 30, 2015 ($ amounts in millions).

		Seriously Delinquent Loans (1)
			PMI
			Coverage
Mortgage Insurance Company	Credit Rating	UPB	Outstanding
MGIC	BB+	$2	$1
RMIC	NR	2	1
Radian Guaranty, Inc.	BB	1	—
Genworth	BB+	1	—
United Guaranty Residential Insurance Corporation	BBB+	1	—
All others	NR, BBB+	1	—
Total		$8	$2

(1)	Includes loans that are 90 days or more past due or in the process of foreclosure.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$10	$73	$83	$11	$39	$50
Additions	—	5	5	—	6	6
Claims paid	—	—	—	(1)	—	(1)
Distributions	—	—	—	—	—	—
Balance, end of period	$10	$78	$88	$10	$45	$55

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$10	$52	$62	$11	$34	$45
Additions	1	26	27	1	11	12
Claims paid	(1)	—	(1)	(2)	—	(2)
Distributions	—	—	—	—	—	—
Balance, end of period	$10	$78	$88	$10	$45	$55

SMI. As of September 30, 2015, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.5 billion. Two mortgage insurance companies provide all of the SMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch, stated in terms of the S&P equivalent, and the estimated SMI exposure as of September 30, 2015 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
MGIC	BB+	$18
Genworth	BB+	5
Total		$23

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key indicator of potential mortgage delinquencies and defaults.

As of September 30, 2015, 96% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP Credit Performance. The serious delinquency rate for MPP FHA mortgages was 0.42% and 0.56% at September 30, 2015 and December 31, 2014, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer.

The serious delinquency rate for MPP conventional mortgages was 0.52% and 0.86% at September 30, 2015 and December 31, 2014, respectively. Both rates were below the national serious delinquency rate. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

September 30, 2015	Notional Amount	Net Derivatives Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure To (From) Counterparties
Non-member counterparties:
Asset positions with credit exposure
Bilateral derivatives
AA	$15	$—	$—	$—
Liability positions with credit exposure
Cleared derivatives (1)	17,254	(56)	98	42
Total derivative positions with credit exposure to non-member counterparties	17,269	(56)	98	42
Member institutions (2)	114	1	—	1
Subtotal - derivative positions with credit exposure	17,383	$(55)	$98	$43
Derivative positions without credit exposure	11,131
Total derivative positions	$28,514

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	-200 bps (1)	Base	+200 bps
September 30, 2015	(4.1) years	3.1 years	3.4 years
December 31, 2014	(3.7) years	(0.0) years	2.6 years

(1)
Our RMP guidelines provide for the calculation of the duration of equity in a low-rate environment to be based on the Finance Agency Advisory Bulletin 03-09, as modified September 3, 2008. Under these guidelines, our duration of equity for the -200 bps duration level is equal to the level under the base case.

We were in compliance with the duration of equity limits established by our RMP at both dates. The increase in the base case duration of equity level at September 30, 2015 compared to December 31, 2014 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our liabilities shortened more than the duration of our assets, which lengthened the duration of equity.

Duration Gap. The base case duration gap was 1.2 months at September 30, 2015, compared to (0.9) months at December 31, 2014. The causes of this change are the same as the causes of the change in the duration of equity.

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

Date	VaR
September 30, 2015	$114
December 31, 2014	156

Ratio of Market Value to Book Value of Equity between Base Rates and Shift Scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The table below presents the ratios of market value to book value of equity.

Date	-200 bps	Base	+200 bps
September 30, 2015	102%	101%	95%
December 31, 2014	102%	103%	100%

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2014 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the Principal Executive Officer), Chief Financial Officer (the Principal Financial Officer), and Chief Accounting Officer (the Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

10.3*+	Federal Home Loan Bank of Indianapolis 2011 Long Term Incentive Plan, effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

10.4*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on June 27, 2006

10.5*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 4, 2011

10.6*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 5, 2011

10.7*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended on July 17, 2015, effective as of January 1, 2015, incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q filed on August 7, 2015

10.8*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on August 3, 2011

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 6, 2015	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 6, 2015	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

November 6, 2015	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer