Form 10-K
period 2015-12-31
Federal Home Loan Bank of Indianapolis
filed 2016-03-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51404

 FEDERAL HOME LOAN BANK OF INDIANAPOLIS
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	35-6001443
(State or other jurisdiction of incorporation)	(IRS employer identification number)

8250 Woodfield Crossing Blvd. Indianapolis, IN	46240
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:
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
☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
Registrant's Class B stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $1.4 billion. At February 29, 2016, 15,566,177 shares of Class B stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K, including statements describing our objectives, projections, estimates or predictions, may be considered to be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

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

◦
changes in the general level of housing activity in the United States and particularly our district states of Indiana and Michigan, the level of refinancing activity and consumer product preferences; and

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

•	ability to access the capital markets and raise capital market funding at acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our consolidated obligations;

•	ability of one or more of the FHLBanks to repay its participation in the consolidated obligations, or otherwise meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to manage our business effectively;

•	nonperformance of counterparties to uncleared and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism;

•	changes in or differing interpretations of accounting guidance; and

•	other risk factors identified in our filings with the SEC.

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

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, dollar amounts disclosed in Item 1 are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected or, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations based upon the disclosed amounts (millions) may not produce the same results.

Background Information

The Federal Home Loan Bank of Indianapolis is a regional wholesale bank that serves its member financial institutions in Michigan and Indiana. We are one of 11 regional FHLBanks across the United States, which, along with the Office of Finance, compose the FHLBank System established in 1932. Each FHLBank is privately capitalized and funded, and receives no Congressional appropriations.

Our mission is to provide reliable and readily available liquidity to our member institutions in support of housing finance and community investment. Our advance and mortgage purchase programs provide funding to assist members with asset/liability management, interest rate risk management, profitability enhancement, and mortgage pipelines. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost advances that help support affordable housing and economic development initiatives.

Our Bank was organized under the authority of the Bank Act. We are wholly owned by our member institutions. All federally- insured depository institutions (including commercial banks, thrifts and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and certain types of insurance companies are eligible to become members of our Bank if they have a principal place of business, or are domiciled in, our district states of Michigan or Indiana. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

Our members are also our primary customers. We are generally limited to making advances to and purchasing mortgage loans from members; however, by regulation, we are also permitted to make advances to and purchase loans from Housing Associates, but they may not purchase our stock and have no voting rights. We do not lend directly to, or purchase mortgage loans directly from, the general public.

Each FHLBank is a GSE and a federal instrumentality of the United States of America that operates as an independent entity with its own board of directors, management, and employees. A GSE is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

•	an exemption from federal, state, and local taxation, except employment and real estate taxes;

•	an exemption from registration under the Securities Act (although the FHLBanks are required by federal law to register a class of their equity securities under the Exchange Act);

•
the requirement that at least 40% of our directors be non-member "independent" directors; that two of these "independent" directors have more than four years of experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections; and that the remaining "independent" directors have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations;

•	the United States Treasury's authority to purchase up to $4.0 billion of FHLBank consolidated obligations; and

•	the required allocation of 10% of annual net earnings before interest expense on MRCS to fund the AHP.

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

The Finance Agency has been the federal regulator of the FHLBanks, Fannie Mae and Freddie Mac since July 2008. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

Operating Segments

We manage our operations by grouping products and services within two operating segments. The segments identify the principal ways we provide services to our members. These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration.

These operating segments are (i) traditional, which includes credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits; and (ii) mortgage loans, which consist of mortgage loans purchased from our members through our MPP and participation interests purchased from 2012 to April 2014 through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 18 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including advances, letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets, primarily one-to-four family residential mortgage loans, various types of securities, deposits in our Bank, and certain ORERC, supplemented by a statutory lien provided under the Bank Act on each member's stock in our Bank. We may also accept small business loans and farm real-estate loans as collateral from CFIs.

Our primary credit product is advances. We offer a wide array of fixed-rate and adjustable-rate advances, on which interest is generally due monthly. The maturities of advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer in some instances. Members utilize advances for a wide variety of purposes including:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	asset/liability and interest rate risk management;

•	acquiring or holding MBS;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs;

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources; and

•	low-cost funding to help support affordable housing and economic development initiatives.

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

We also offer lines of credit which allow members to fund short-term cash needs without submitting a new application for each funding request.

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

We also offer customized advances to meet the particular needs of our members. Our entire menu of advance products is generally available to each creditworthy member, regardless of the member's asset size. Finance Agency regulations require us to price our credit products consistently and without discrimination to any member applying for advances. We are also prohibited from pricing our advances below our marginal cost of matching term and maturity funds in the marketplace, including embedded options, and the administrative cost associated with extending such advances to members. Therefore, advances are typically priced at standard spreads above our cost of funds. Our board-approved credit policy allows us to offer lower rates on certain types of advances transactions. Determinations of such rates are based on factors such as volume, maturity, product type, funding availability and costs, and competitive factors in regard to other sources of funds.

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2015, our top five borrowers accounted for 43% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, advances to borrowers that are no longer members may remain outstanding until maturity, subject to certain regulatory requirements.

December 31, 2015	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,541	13%
Lincoln National Life Insurance Company	2,605	10%
Jackson National Life Insurance Company	1,971	7%
Tuebor Captive Insurance Company LLC	1,857	7%
IAS Services LLC	1,650	6%
Subtotal - largest borrowers	11,624	43%
Next five largest borrowers	4,631	17%
Others	10,552	40%
Total advances, par value	$26,807	100%

December 31, 2014	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$2,175	11%
Jackson National Life Insurance Company	2,123	10%
Tuebor Captive Insurance Company LLC	1,611	8%
IAS Services LLC	1,250	6%
Blue Cross Blue Shield of Michigan	1,171	5%
Subtotal - largest borrowers	8,330	40%
Next five largest borrowers	3,491	17%
Others	8,809	43%
Total advances, par value	$20,630	100%

As of December 31, 2015, 69, or 17%, of our 397 members each had total assets in excess of $1.0 billion, and together they comprised approximately 91% of the total member asset base, i.e., the total cumulative assets of our member institutions.

For the years ended December 31, 2015 and 2014, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one customer that exceeded 10% of our total interest income. For the year ended December 31, 2013, we had gross interest income on advances to Flagstar Bank, FSB of $95 million or 17% of our total interest income. Flagstar Bank, FSB had advances, at par, of $988 million or 6% of our total advances outstanding at December 31, 2013.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Total Assets - Advances for additional information on advances.

Collateral. All credit products extended to a member must be fully collateralized by the member's pledge of eligible assets. Each borrowing member and its affiliates that hold pledged collateral are required to grant us a security interest in such collateral. All such security interests held by us are afforded a priority by the Competitive Equality Banking Act of 1987 over the claims of any party, including any receiver, conservator, trustee, or similar party having rights as a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution members, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority status afforded the FHLBanks under Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members. However, we take all necessary action under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral when appropriate.

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

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs, which were defined for 2015 as FDIC-insured depository institutions with average total assets not exceeding $1.1 billion over the three years preceding the transaction date. This limit is subject to annual adjustment by the Director based on the Consumer Price Index and is rounded to the nearest million. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank.

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

In order to help mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. Standard requirements range from 100% for deposits (cash) to 145% - 155% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 105% to 190%; less traditional types of collateral have standard over-collateralization ratios up to 360%.

The over-collateralization requirement applied to asset classes may also vary depending on collateral status, since lower requirements are applied as our levels of information and control over the assets increase. Over-collateralization requirements are applied using market values for collateral in listing and possession status and book value for collateral pledged through blanket status. In no event, however, would market values assigned to whole loan collateral exceed par value. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances for more information.

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

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, utilize balance sheet capacity and supplement our earnings. Our investment portfolio may only include investments deemed investment quality at the time of purchase.

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

The longer term investment portfolio typically generates higher returns and may consist of (i) securities issued by the United States government, its agencies, and certain GSEs, (ii) MBS and ABS issued by Fannie Mae, Freddie Mac and Ginnie Mae that derive credit enhancement from their relationship with the United States government, and (iii) other MBS, ABS, CMOs and REMICs rated AAA or equivalent by at least two NRSROs at the time of purchase.

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

Under Finance Agency regulations, except for certain investments authorized under state trust law for our retirement plans, we are prohibited from investing in the following types of securities:

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

To support deposits, the Bank Act requires us to have at all times a liquidity deposit reserve in an amount equal to the current deposits received from our members invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years. The following table presents our excess liquidity deposit reserves ($ amounts in millions).

	December 31, 2015	December 31, 2014
Liquidity deposit reserves	$29,468	$22,656
Less: total deposits	557	1,084
Excess liquidity deposit reserves	$28,911	$21,572

Mortgage Loans. Mortgage loans consist of residential mortgage loans purchased from our members through our MPP and participation interests purchased in 2012-2014 from the FHLBank of Topeka in residential mortgage loans that were originated by certain of its members under the MPF Program. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. These programs are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations. For additional information, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Mortgage Loans Held for Portfolio.

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

Our mortgage loan purchases are governed by the Finance Agency's AMA regulation. Further, while the regulation does not expressly limit us to purchasing fixed-rate loans, before purchasing adjustable-rate loans we would need to analyze whether such purchases would require Finance Agency approval under its new business activity regulation. Such regulation provides that any material change to an FHLBank's business activity that results in new risks or operations needs to be pre-approved by the Finance Agency.

Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement to be rated at least investment grade. In accordance with such regulations, we limit the pools of mortgage loans that we will purchase to those with an implied NRSRO credit rating of at least BBB.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending. All loans purchased through our MPP with applications dated on or after January 10, 2014 must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

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

For the years ended December 31, 2015, 2014, and 2013, no mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income, based upon a PFI's average balances of MPP loans outstanding, at par, and imputing the amount of interest income for that PFI. See Item 1A. Risk Factors - A Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration for additional information.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using an NRSRO credit risk model.

Our original MPP, which we ceased offering for conventional loans in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on an NRSRO model in compliance with Finance Agency regulations. In November 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA for additional credit enhancement, resulting in an implied credit rating of at least BBB, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and MPP Advantage, the funds in the LRA are established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any, and used to pay losses on a pool basis.

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

•
Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 6 to 20 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 20 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum 5-year lock-out period after the pool is closed to acquisitions. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and consists of a portion of the principal balance purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 120 bps of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after the pool is closed to acquisitions. We absorb any losses in excess of LRA funds.

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

In order to limit the cost of SMI coverage, certain of our insurance contracts with MGIC, and subsequently with Genworth, contained an aggregate loss/benefit limit or "stop-loss" on any MCCs written for $35 million or more. The stop-loss is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage, as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied NRSRO credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are releasable LRA funds available.

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

Conventional Loan Pricing. We consider the cost of the credit enhancement (LRA and SMI, if applicable) when we formulate conventional loan pricing. Each of these credit enhancement structures is accounted for, not only in our expected return on acquired mortgage loans, but also in the risk review performed during the accumulation/pooling process. The pricing of each structure is dependent on a number of factors and is specific to the PFI or group of PFIs.

We typically receive a 0.25%-0.75% fee on cash-out refinancing transactions, but the fee could vary depending on the initial LTV ratio. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights.

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. As of December 31, 2015 based on the total UPB of MPP loans, 19% were serviced by Northpointe Bank, 11% were serviced by JPMorgan Chase &Co., and 10% were serviced by CitiMortgage, with the remaining 60% serviced by PFIs or other servicers with no one organization servicing over 10%.

Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us, and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those rights at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us. In December 2014, Washington Mutual Mortgage Securities Corporation, our master servicer, provided notice of termination of our contract effective December 31, 2015. Effective November 1, 2015, we entered into a new agreement with BNY Mellon as the third-party master servicer.

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

Housing Goals. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under the Finance Agency housing goals regulation, an FHLBank will be subject to the housing goals if the unpaid principal balance of its AMA-approved conventional mortgage purchases in a given year exceeds a volume threshold of $2.5 billion. If we exceed this volume threshold and fail to meet any affordable housing goals established by the Finance Agency that were determined by the Director to have been feasible, we may be required to submit a housing plan to the Finance Agency. For additional information, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition for more information.

Funding Sources

The primary source of funds for each of the FHLBanks is the sale of consolidated obligations, which consist of CO bonds and discount notes. The Finance Agency and the United States Secretary of the Treasury oversee the issuance of this debt in the capital markets. Finance Agency regulations govern the issuance of debt on our behalf and authorize us to issue consolidated obligations through the Office of Finance, under Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt without the approval of the Finance Agency.

While the primary liability for consolidated obligations issued to provide funds for a particular FHLBank rests with that FHLBank, consolidated obligations are the joint and several obligations of all of the FHLBanks under Section 11(a). Although each FHLBank is a GSE, consolidated obligations are not obligations of, and are not guaranteed by, the United States government. Consolidated obligations are backed only by the financial resources of all of the FHLBanks. Our consolidated obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding consolidated obligations was approximately $905.2 billion at December 31, 2015, and $847.2 billion at December 31, 2014. The par amount of the consolidated obligations for which we are the primary obligor was $47.1 billion at December 31, 2015, and $38.1 billion at December 31, 2014.

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

	December 31, 2015	December 31, 2014
Aggregate qualifying assets	$50,459	$41,759
Less: total consolidated obligations outstanding	47,125	38,071
Aggregate qualifying assets in excess of consolidated obligations	$3,334	$3,688

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.10

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 4 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed or adjustable rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including LIBOR, Federal Funds, United States Treasury Bill, Constant Maturity Swap, Prime Rate, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated Obligation Discount Notes. We also issue discount notes to provide short-term funds for advances to members, liquidity, and other investments. These securities can have maturities that range from one day to one year, and are offered daily through a discount note selling group and other authorized securities dealers. Discount notes are generally sold below their face values and are redeemed at par when they mature.

Office of Finance. The issuance of consolidated obligations is facilitated and executed by the Office of Finance, which also services all outstanding debt, provides information on capital market developments to the FHLBanks, and manages our relationship with the NRSROs with respect to consolidated obligations. The Office of Finance also prepares and publishes the Combined Financial Report of the FHLBanks.

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. The United States Treasury can affect debt issuance for the FHLBanks through its oversight of the United States financial markets. See Item 1. Business - Supervision and Regulation - Government Corporations Control Act for additional information.

Community Investment and Affordable Housing Programs

Each FHLBank is required to set aside 10% of its annual net earnings before interest expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

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

•	Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;

◦	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;

◦
Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with a person(s) with a permanent disability; and

◦
Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was most recently approved by the board of directors and activated to assist victims of the federally declared disaster that resulted from the August 2014 flooding in three southeastern Michigan counties.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. Advances made under our Community Investment Program comprised 3.0% and 3.3% of our total advances outstanding, at par, at December 31, 2015, and 2014, respectively.

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our RMP establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are only permitted to execute derivative transactions to manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

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

The GLB Act requires that each FHLBank maintain permanent capital and total capital in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements. From time to time, for reasons of safety and soundness, the Finance Agency may require one or more individual FHLBanks to maintain more permanent capital or total capital than is required by the regulations. Failure to comply with these requirements or the minimum capital requirements could result in the imposition of operating agreements, cease and desist orders, civil money penalties, and other regulatory action, including involuntary merger, liquidation, or reorganization as authorized by the Bank Act.

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

Federal Securities Laws. Our shares of Class B stock are registered with the SEC under the Exchange Act, and we are generally subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act, with certain exceptions. We are not subject to the registration provisions of the Securities Act. We have been, and continue to be, subject to all relevant liability provisions of the Securities Act and the Exchange Act.

Federal and State Banking Laws. We are generally not subject to the state and federal banking laws affecting United States retail depository financial institutions. However, the Bank Act, as amended by HERA, requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving financial instruments and loans that involve fraud or possible fraud. In addition, we are required to maintain an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network pursuant to the Bank Secrecy Act and the USA Patriot Act.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. Since 2009, federal law has required that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to contact an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement. In the case of the participation interests in mortgage loans we purchased from the FHLBank of Topeka under the MPF Program, the FHLBank of Chicago (as the MPF Provider) issued the appropriate notice to the affected borrowers and established its own procedures to ensure compliance with the notice requirement.

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

Membership

Our membership territory is comprised of the states of Michigan and Indiana. In 2015, we gained 16 new members and lost 14 members due to mergers and consolidations, for a net gain of 2 members.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2015	% of Total	December 31, 2014	% of Total
Commercial banks and thrifts	222	56%	234	59%
Credit unions	114	29%	108	27%
Insurance companies	58	14%	51	13%
CDFIs	3	1%	2	1%
Total member institutions	397	100%	395	100%

Competition

We operate in a highly competitive environment. Member demand for advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banks, commercial banks, and in certain circumstances, other FHLBanks. An example of this occurs when a financial holding company has subsidiary banks that are members of different FHLBanks and can, therefore, choose to take advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, and availability of collateral and its valuation.

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

Employees

As of December 31, 2015, we had 214 full-time employees and 2 part-time employees. Employees are not represented by a collective bargaining unit.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. A link to EDGAR is available through our public website at www.fhlbi.com by selecting "News" and then "Investor Relations."

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website by scrolling down to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the blue navigation menu.

Our 2016 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com.

Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on July 17, 2015. The Audit Committee charter is available on our website by scrolling down to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the blue navigation menu.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Annual Report on Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Conduct or our 2016 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

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

On January 20, 2016, the Finance Agency published the Final Membership Rule. Between the issuance of the proposed membership rule in 2014 and the date of issuance of the Final Membership Rule, we admitted eight captive insurance companies as members of the Bank, two of which were admitted after December 31, 2015. Under the Final Membership Rule, those eight members shall have their membership terminated, and any outstanding advances repaid, within one year of the rule's effective date, if they fail to meet the rule's definition of "insurance company" or if they do not fall within another category of institution that is eligible for FHLBank membership. The Final Membership Rule prohibits us from making any additional advances to those members after the rule's effective date, and their outstanding Class B stock in our Bank shall be repurchased or redeemed upon membership termination. In addition, we admitted three captive insurance company members before the issuance of the proposed rule. Under the Final Membership Rule, those three members shall have their membership terminated within five years of the effective date of the rule if they fail to meet the rule's definition of "insurance company" or if they do not fall within another category of institution that is eligible for FHLBank membership. During this five-year period, advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period. We are continuing to evaluate the full impact of the Final Membership Rule. For more information regarding the Final Membership Rule, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition, Liquidity and Capital Resources and Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

The CFPB rules include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage loan. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the final rules. A mortgage borrower can assert these defenses and causes of action against the original mortgage lender, and against purchasers and other assignees of the mortgage loan, which would include us as loan purchaser under our AMA programs or if we were to direct a servicer to foreclose on mortgage loan collateral. The CFPB's final rules provide for a limited safe harbor from certain liability for qualified mortgage loans ("QMs"), which could incentivize lenders, including our members, to limit their mortgage lending to safe harbor QMs or otherwise reduce their origination of mortgage loans that are not safe harbor QMs. This could reduce the overall level of members' mortgage lending and, in turn, reduce demand for FHLBank advances, although we have not yet observed such effects. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not QMs or otherwise) would be expected to retain such loans as assets. If we were to make advances secured, in part, by such mortgage loans and subsequently liquidate the collateral, we could be subject to these defenses to foreclosure or causes of action for damages by the mortgage borrower. This risk, in turn, could reduce the value of our advances collateral, potentially reducing our likelihood of full repayment on our advances if we were required to sell such collateral.

Several other provisions in the Dodd-Frank Act could affect us and our members, depending on how the various federal regulators decide to implement this law through the issuance of regulations and their enforcement activities. For example, on November 30, 2015, the Finance Agency, along with other prudential regulators, published a final rule on minimum margin requirements (both initial and variation margin) for "covered swap entities," which include the FHLBanks. This final rule takes effect on April 1, 2016. Any additional margin requirements could adversely affect the liquidity and pricing of our derivative transactions, making derivative trades more costly and less attractive as risk management tools. For additional information concerning regulations issued pursuant to the Dodd-Frank Act, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Other provisions of the Dodd-Frank Act may indirectly affect us due to its effects on our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, its full effect remains uncertain until after the required regulations and reports to Congress are issued and implemented.

Regulatory changes affecting our members could negatively affect our business as well. For example, the federal banking regulators are undertaking rulemaking from the Basel Committee on Bank Supervision. The FDIC, OCC, and FRB have established new minimum capital standards for financial institutions that incorporate (which in some cases may further strengthen) the Basel III regulatory capital reforms. The new capital framework could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. The capital requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in CO bonds or discount notes.

The FRB, OCC and FDIC jointly adopted a rule, effective January 1, 2015, that incorporates (and in some cases increases) Basel III liquidity requirements. The liquidity coverage ratio ("LCR") rule requires certain non-banking financial organizations ("Covered Organizations") to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress, based on certain assumptions about outflow rates for HQLAs. If the Covered Organization qualifies as an "advanced approaches" banking organization, the HQLA requirements are also applied on a consolidated basis to each United States-based banking subsidiary of such Covered Organization that has more than $10.0 billion in assets.

In addition, HQLAs must be unencumbered, although they may be pledged as part of a blanket lien to a U.S. central bank or GSE, as long as they do not currently support credit or access to payment services extended to the Covered Organization by such central bank or GSE. HQLAs are divided into three classes or levels. Level 1 assets can be used to meet the liquidity test without limit. Level 2A assets can be counted for liquidity purposes, but are subject to a 15% haircut. Level 2B assets are subject to a 50% haircut. FHLBank consolidated obligations are considered Level 2A liquidity assets, and thus are subject to a 15% haircut and capped (with all other Level 2A and Level 2B assets) at 40% of the liquidity requirement. This haircut could make it more costly for any Covered Organization to hold consolidated obligations, which could reduce demand for them. Compliance with the LCR rule is subject to a phase-in period of up to two years. At this time, the effects of the LCR rule on demand for our advances is not expected to be significant.

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the FRB through its regulation of the supply of money and credit in the United States. The FRB's policies either directly or indirectly influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for our debt.

The FOMC announced an increase of the federal funds target range to 0.25% to 0.50% in December 2015, noting progress in the labor market. The target range was maintained at the January 27, 2016 FOMC meeting, due to slowing economic growth. The FOMC also stated it is maintaining its existing policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. These policies are intended to help maintain accommodative financial conditions. The FRB's continuing substantial participation in both short-term and MBS markets could adversely affect us through lower yields on our investments, higher costs of debt, and disruption of member demand for our products.

Additionally, we are affected by the global economy through member ownership and investments, and through capital markets exposures. Global political, economic, and business uncertainty has led to increased volatility in capital markets in recent periods. Fluctuating commodities prices and a marked deceleration in the economies of China and other emerging markets have led to strength in the U.S. dollar and a flight to high-quality assets such as U.S. government and agency debt. Continued economic uncertainties could lead to further global capital market volatility, lower credit availability, and weaker economic growth. As a result, our business could be exposed to unfavorable market conditions, lower demand for mission-related assets, and lower earnings.

Our district is comprised of the states of Michigan and Indiana. Recent economic data for our district have generally been consistent with national data. However, unemployment and foreclosure rates have generally been higher than national rates.

A Failure or Interruption in Our Information Systems, Information Systems of Third-Party Vendors or Service Providers, or a Cybersecurity Event Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

We rely heavily on our information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks are vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. Although we devote significant resources to protecting our various systems and processes, there is no assurance that our security measures will provide fully effective security. If we experience a significant failure or interruption in certain information systems or a significant cybersecurity event, we may be unable to conduct and manage our business effectively.

Despite our policies, procedures, and controls, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us. In addition to internal computer systems, we outsource many of our communication and information systems needs to external third-party vendors and service providers, including the Office of Finance. Compromised security at those vendors and third parties could expose us to cyber attacks or other breaches. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in our ability to conduct and manage our business effectively, including, and without limitation, our funding activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition and results of operations.

We have purchased participation interests in MPF Program mortgage loans that the FHLBank of Topeka acquired from its PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF Program mortgage loans. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our MPF business could be adversely impacted, which could negatively affect our financial condition, profitability and cash flows. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors that are engaged in the operation of the MPF Program were to experience operational or technical difficulties.

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions in the past, and the United States government's measures to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue our debt. Any further disruption in the debt market could have an adverse impact on our interest spreads, opportunity to call and reissue existing debt or roll over maturing debt, or ability to meet the Finance Agency's mandates on FHLBank liquidity.

A Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, and Our Risk Concentration

The loss of any large borrower could adversely impact our profitability and our ability to achieve business objectives. The loss of a large borrower could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, resolution of a financially distressed member, or regulatory changes. As of December 31, 2015, our top two borrowers, Flagstar Bank, FSB and Lincoln National Life Insurance Company, held $3.5 billion and $2.6 billion, respectively, or a total of 23% of total advances outstanding, at par.

At December 31, 2015, 27% of our outstanding par value of MPP loans had been purchased from two PFIs. One of these originated mortgages on properties in several states, but is no longer our member because its charter is no longer within our district. Although the other PFI originates mortgages on properties in several states, we also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Therefore, our concentration of MPP loans on properties in Michigan and Indiana could increase over time, as we do not currently limit such concentration.

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

Downgrades of Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms

The FHLBanks' consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or issue negative reports. Because each FHLBank has joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLBank's financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the FHLBanks are generally influenced by the sovereign credit rating of the United States.

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States.

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

Our claims with respect to federally-insured depository institution members are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. However, with respect to our insurance company members, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members, which could result in increased credit risk. However, we take all necessary action under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral as appropriate. As of December 31, 2015 and 2014, advances to our insurance company members represented 53% and 61% of our total advances, at par, respectively.

A deterioration of real estate property values (whether residential or commercial) could further affect the mortgages pledged as collateral for advances. In order to remain fully collateralized, we may require members to pledge additional collateral, when deemed necessary. This requirement may adversely affect members that lack additional assets to pledge as collateral. If members are unable to collateralize their obligations with us, our advances could decrease further, negatively affecting our results of operations.

Mortgage Loans. Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. If delinquencies in fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, if applicable, on mortgage loans purchased through our MPP or the participation interests in MPF Program loans acquired from the FHLBank of Topeka or another MPF FHLBank.

We are the beneficiary of third-party PMI and SMI (where applicable) coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, one of our PMI providers is paying 75% of the claim amounts and another one is paying 70% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us or further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience higher losses on mortgage loans.

We are also exposed to credit losses from servicers for mortgage loans purchased under our MPP or through participation interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the changes in Federal Reserve holdings of MBS and the effect of existing, new or proposed governmental actions (including mortgage loan modification programs). Future declines in the housing price forecast, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional OTTI charges or unrealized losses on private-label RMBS, which could adversely affect our financial condition and operating results.

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

Our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the soundness of financial institutions that transact business with our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. Consequently, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find suitable counterparties for routine business transactions.

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

In prior years, adverse conditions in the housing and mortgage markets, along with a large drop in market interest rates, allowed us to exercise calls of our debt and reissue it at a lower cost, resulting in mortgage spreads that were wider than historic norms and, therefore, resulted in higher earnings. In addition, the outstanding balance of the investment securities that were purchased at higher spreads, as well as the earnings from those investments, have been decreasing. Going forward, these trends are expected to continue to have a moderating effect on our earnings.

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

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

In 2014, the CFPB made effective a new servicing standard policy that provides the required framework to servicers and codifies several previous industry practices, including formal acknowledgment of loss mitigation requests made by borrowers and temporary suspension of pending foreclosures for borrowers actively pursuing loss mitigation, subject to certain restrictions relating to the borrower’s diligence in seeking mitigation. See Item 1. Business - Operating Segments - Mortgage Loans - Mortgage Purchase Program - Servicing for more information on our servicers.

Although servicers have implemented new servicing and foreclosure practices, the processing of foreclosures continues to be slow in certain states due to ongoing issues in the servicer foreclosure process, including efforts by servicers to comply with regulatory consent orders and requirements, changes in state foreclosure laws, court rules and proceedings, post-foreclosure application of state eviction laws and the pipeline of foreclosures resulting from these delays. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures. While the number of states still experiencing extended delays in foreclosure processing has decreased significantly from prior periods, the foregoing factors continue to have a noticeable effect on the scheduling and enforcement of court-ordered foreclosure sales.

A significant or prolonged delay of mortgage foreclosure proceedings may have adverse effects on our mortgage investments' revenue and expenses and the market value of the underlying collateral, which could adversely affect our business, financial condition and results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. Historically, our capital has exceeded all capital requirements, and we have maintained adequate capital and leverage ratios. However, if we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or that are expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. Violations could also result in restrictions pertaining to dividend payments, lending, investment, purchases of mortgage loans or participation interests in mortgage loans, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their ability to continue doing business with our Bank.

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

The Dodd-Frank Act requires certain financial companies with total consolidated assets of more than $10 billion and that are regulated by a primary federal financial regulatory agency to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses under adverse economic conditions. In 2013, the Finance Agency implemented annual stress testing for the FHLBanks. We must report the results of our stress tests to the Finance Agency and the FRB on an annual basis, and we must also publicly disclose a summary of stress test results for the "severely adverse" scenario on an annual basis.

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

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. In addition to possibly servicing debt under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operation and the value of membership in our Bank. In addition, a Finance Agency regulation provides for an FHLBank System-wide annual minimum contribution to AHP of $100 million, and we could be liable for a pro rata share of that amount (based on the FHLBanks' combined net earnings for the previous year), up to 100% of our net earnings for the previous year. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected by the financial condition of one or more of the other FHLBanks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Private-Label Mortgage-Backed Securities Litigation

In October 2010, we filed a complaint in the Superior Court of Marion County, Indiana, relating to private-label residential mortgage-backed securities ("RMBS") we purchased in the aggregate original principal amount of approximately $2.9 billion. The complaint, as amended, was an action for rescission and damages and asserted claims for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of these private-label RMBS to us. During 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. Earlier in the proceedings, we dismissed the amended complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

No Trading Market

Our Class B capital stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B stock from time to time in order to meet minimum stock purchase requirements under our capital plan, which was implemented on January 2, 2003, and revised effective September 5, 2011, in accordance with the provisions of the GLB Act, and Finance Agency regulations. Our Class B stock may be redeemed, at a par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.

Our Class B common stock is registered under the Exchange Act. None of our capital stock is registered under the Securities Act because our shares of capital stock are "exempt securities" under the Securities Act, and therefore purchases and sales of stock by our members are not subject to registration under the Securities Act.

Number of Shareholders

As of February 29, 2016, we had 407 shareholders and $1.6 billion par value of regulatory capital stock, which includes Class B common stock and MRCS issued and outstanding.

Dividends

A cooperative enterprise enjoys the benefits of an integrated customer/shareholder base; however, there are certain tensions inherent in our membership structure that are unusual and unique to the FHLBanks. Because only member institutions (and certain former members) can own shares of our capital stock and, by statute and regulation, stock can be issued and repurchased only at par, there is no opportunity for stock price appreciation and no open market for our stock. As a result, return on equity can be received only in the form of dividends. Because membership is entirely voluntary, it is possible for an institution to withdraw as a member of our Bank. However, because a redemption of stock can occur only at par, the inability of members to capture directly a share of our retained earnings is a basis for our board of directors' preference to declare dividends.

Dividends may, but are not required to, be paid on our Class B capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2015, our excess stock was 0.4% of our total assets.

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

We are exempt from federal, state, and local taxation, except for employment and real estate taxes. Despite our tax-exempt status, any cash dividends paid by us to our members are taxable dividends to the members, and our members do not benefit from the exclusion for corporate dividends received. The preceding statement is for general information only; it is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences of purchasing, holding, and disposing of our Class B stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2016
Quarter 1	$15,797	$29	$15,826	4.25%	$—	$98	$98	3.40%

2015
Quarter 4	$15,179	$14	$15,193	4.25%	$—	$111	$111	3.40%
Quarter 3	15,905	17	15,922	4.25%	—	115	115	3.40%
Quarter 2	15,393	11	15,404	4.00%	—	115	115	3.20%
Quarter 1	17,003	10	17,013	4.00%	2	124	126	3.20%

2014
Quarter 4	$16,190	$10	$16,200	3.75%	$28	$118	$146	3.00%
Quarter 3	15,411	6	15,417	3.75%	30	121	151	3.00%
Quarter 2	14,891	4	14,895	3.75%	26	121	147	3.00%
Quarter 1 (2)	8,045	425	8,470	2.00%	15	68	83	1.60%
Quarter 1	14,079	745	14,824	3.50%	27	118	145	2.80%

(1)
Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

(2)
As a result of our unusually high earnings for the fourth quarter of 2013, our board of directors also declared a supplemental cash dividend of 2.00% (annualized) on our capital stock-Class B-1 and 1.60% (annualized) on our capital stock-Class B-2. These dividends were paid on February 21, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of certain financial information derived from audited financial statements as of and for the years ended as indicated ($ amounts in millions).

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Condition:
Advances	$26,909	$20,789	$17,337	$18,130	$18,568
Investments (1)	10,415	10,539	10,780	16,845	15,203
Mortgage loans held for portfolio, net	8,146	6,820	6,168	5,994	5,950
Total assets	50,620	41,853	37,764	41,220	40,370
Discount notes	19,252	12,568	7,435	8,924	6,536
CO bonds	27,873	25,503	26,584	27,408	30,358
Total consolidated obligations	47,125	38,071	34,019	36,332	36,894
MRCS	14	16	17	451	454
Capital stock	1,528	1,551	1,610	1,634	1,563
Retained earnings (2)	835	777	730	584	493
AOCI	23	47	22	(10)	(114)
Total capital	2,386	2,375	2,362	2,208	1,942

Statement of Income:
Net interest income	$196	$184	$223	$239	$233
Provision for (reversal of) credit losses	—	(1)	(4)	8	5
Net OTTI credit losses	—	—	(2)	(4)	(27)
Other income (loss), excluding net OTTI credit losses	10	13	71	(9)	(6)
Other expenses	72	68	68	60	58
Total assessments (3)	13	13	25	18	25
Net income	$121	$117	$203	$140	$112

Selected Financial Ratios:
Net interest margin (4)	0.44%	0.47%	0.56%	0.58%	0.55%
Return on average equity (5)	5.13%	4.72%	8.82%	6.77%	5.76%
Return on average assets	0.27%	0.30%	0.51%	0.34%	0.26%
Weighted average dividend rate (6)	4.12%	4.18%	3.50%	3.13%	2.50%
Dividend payout ratio (7)	52.48%	58.96%	28.37%	35.15%	35.56%
Total capital ratio (8)	4.71%	5.68%	6.25%	5.36%	4.83%
Total regulatory capital ratio (9)	4.70%	5.60%	6.24%	6.48%	6.22%
Average equity to average assets	5.23%	6.29%	5.75%	5.04%	4.59%

(1)	Consists of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Resolution Funding Corporation assessments included through June 30, 2011.

(4)	Net interest income expressed as a percentage of average interest-earning assets.

(5)	Net income expressed as a percentage of average total capital.

(6)	Dividends paid in cash during the year divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(7)	Dividends paid in cash during the year divided by net income for the year. The ratio for the year ended December 31, 2014 includes a supplemental dividend of 2.0% related to 2013 results.

(8)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(9)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Unless otherwise stated, amounts disclosed in this section of the Form 10-K are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in the thousands. Accordingly, calculations based upon the disclosed amounts (millions) may not produce the same results.

Executive Summary

Overview. We are a regional wholesale bank that: makes secured loans in the form of advances to our members; purchases whole mortgage loans from our members; purchases participation interests in mortgage loans from other FHLBanks; purchases other investments; and provides other financial services to our members.

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

Our net interest income is primarily determined by the interest spread between the interest rate earned on our assets and the interest paid on our share of the consolidated obligations. We use funding and hedging strategies to manage the related interest-rate risk.

We group our products and services within two operating segments:

•
Traditional, which consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage loans, which consist of (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from 2012 to 2014 through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program.

Economic Conditions. The Bank’s financial performance is influenced by the level and volatility of market interest rates; national and regional economic conditions; and the strength of housing markets.

In January 2016, the FOMC maintained the federal funds target range at 0.25% to 0.50%, citing an improving labor market during a period of slowing economic growth. The target range was increased in December 2015, following nearly ten years without an increase. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on U.S. Treasuries rose during the fourth quarter of 2015, with the 10-year yield increasing 19 bps to 2.27%, but declined in early 2016 to as low as 1.66%
U.S. GDP increased at an annualized rate of 1.0% during the fourth quarter of 2015 based on the second estimate, compared to 2.0% for the third quarter of 2015, according to the Bureau of Economic Analysis. The reduced rate of growth during the fourth quarter was partially attributable to slower growth rates for personal consumption expenditures and residential fixed investment. However, annual GDP increased 2.4% in both 2014 and 2015.

The U.S. Bureau of Labor Statistics reported continued job growth during the fourth quarter of 2015, with several industries experiencing employment gains. The U.S. unemployment rate was 5.0% for December, 2015. Indiana and Michigan’s preliminary unemployment rates for December, 2015 were 4.4% and 5.1%, respectively.
Freddie Mac’s December 22, 2015 Insight and Outlook projects continued momentum in the housing market as pent up demand and a strengthening labor market are expected to overcome the headwind of increasing interest rates reducing the affordability of housing.
Indiana University’s Center for Economic Model Research projects an annual income growth rate for Indiana of 5.0% through 2018, outpacing its projection of 4.5% annual growth nationally for the same period. The unemployment rate is projected to remain fairly stable through 2018. The University of Michigan Research Seminar in Quantitative Economics projects continuing job growth in the range of 1.4% to 1.6% through 2017. The report cites professional and business services together with the construction industry as the drivers of the continued recovery, compared to manufacturing as the driver during the early stages of the recovery.
Impact on Operating Results. Market interest rates and trends affect our yields and margins on earning assets, including advances, purchased mortgage loans and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios.
Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. The national economic data suggests positive trends moving at a fairly slow pace. Differing borrowing patterns between our insurance company and depository members during various economic and market conditions tend to reduce the magnitude of fluctuations in our core businesses during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.
Local economic factors, particularly relating to the housing market, influence demand for advances and MPP sales activity by our member institutions in Indiana and Michigan. Economic data for Indiana and Michigan suggest improving conditions, though at a modest pace.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2015 and 2014. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2015	2014	$ Change	% Change
Net interest income	$196	$184	$12	6%
Provision for (reversal of) credit losses	—	(1)	1	63%
Net interest income after provision for credit losses	196	185	11	6%
Other income	10	13	(3)	(17%)
Other expenses	72	68	4	5%
Income before assessments	134	130	4	4%
AHP assessments	13	13	—	3%
Net income	121	117	4	4%
Total other comprehensive income (loss)	(24)	25	(49)	(195%)
Total comprehensive income	$97	$142	$(45)	(31%)

The increase in net income for the year ended December 31, 2015 compared to 2014 was primarily due to an increase in net interest income, partially offset by lower net proceeds from litigation settlements related to certain private-label RMBS.

Total other comprehensive loss for the year ended December 31, 2015 compared to total comprehensive income in 2014 was primarily due to unrealized losses on AFS securities in 2015 compared to unrealized gains on those securities during 2014.

Results of Operations for the Years Ended December 31, 2014 and 2013. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2014	2013	$ Change	% Change
Net interest income	$184	$223	$(39)	(17%)
Provision for (reversal of) credit losses	(1)	(4)	3	71%
Net interest income after provision for credit losses	185	227	(42)	(18%)
Other income	13	69	(56)	(82%)
Other expenses	68	68	—	—%
Income before assessments	130	228	(98)	(43%)
AHP assessments	13	25	(12)	(48%)
Net income	117	203	(86)	(43%)
Total other comprehensive income	25	32	(7)	(22%)
Total comprehensive income	$142	$235	$(93)	(40%)

The decrease in net income for the year ended December 31, 2014 compared to 2013 was primarily due to a decrease in net interest income, resulting from narrower net interest spreads and lower prepayment fees on advances, and a decrease in other income resulting from lower net proceeds from litigation settlements related to certain private-label RMBS, unrealized gains in 2013 related to our derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS.

The decrease in total other comprehensive income for the year ended December 31, 2014 compared to 2013 was primarily due to lower increases in the fair value of our OTTI AFS securities and the accelerated amortization of pension benefits in 2013 combined with an increase in the SERP liability at December 31, 2014, partially offset by unrealized gains on AFS securities during 2014, compared to unrealized losses on those securities during 2013.

Changes in Financial Condition for the Year Ended December 31, 2015. The following table presents the changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2015	December 31, 2014	$ Change	% Change
Advances	$26,909	$20,789	$6,120	29%
Mortgage loans held for portfolio, net	8,146	6,820	1,326	19%
Investments (1)	10,415	10,539	(124)	(1%)
Other assets (2)	5,150	3,705	1,445	39%
Total assets	$50,620	$41,853	$8,767	21%

Consolidated obligations	$47,125	$38,071	$9,054	24%
MRCS	14	16	(2)	(10%)
Other liabilities	1,095	1,391	(296)	(21%)
Total liabilities	48,234	39,478	8,756	22%
Capital stock, Class B putable	1,528	1,551	(23)	(1%)
Retained earnings (3)	835	777	58	7%
AOCI	23	47	(24)	(51%)
Total capital	2,386	2,375	11	—%
Total liabilities and capital	$50,620	$41,853	$8,767	21%

Total regulatory capital (4)	$2,377	$2,344	$33	1%

(1)	Includes interest-bearing deposits, AFS and HTM securities.

(2)	Includes cash and due from banks of $4,932 million and $3,551 million at December 31, 2015 and 2014, respectively.

(3)	Includes restricted retained earnings of $130 million and $105 million at December 31, 2015 and 2014, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at December 31, 2015 compared to December 31, 2014 was primarily attributable to an increase in advances and mortgage loans.

The increase in total liabilities was primarily attributable to an increase in consolidated obligations to fund our asset growth.

The increase in total capital consisted largely of a net increase in retained earnings, partially offset by a net decrease in capital stock resulting from redemptions of excess stock, as well as an unfavorable change in AOCI.

Outlook. We believe that our financial performance will continue to generate reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

Events in the capital and housing markets in the last several years have created opportunities for us to generate spreads well above historical levels on certain types of transactions. The frequency and value of higher-spread investment opportunities have diminished, despite low costs for our consolidated obligations. Going forward, we expect the spreads on our assets to continue to revert to historical levels.

During the past several years, growth in our advances business has been limited by: high deposit balances and low loan demand at our depository members; competitive pressures from alternative sources of wholesale funds available to our membership; industry capital allocations; and consolidation in the financial services industry. As economic conditions continued to improve during 2015, advances to both our insurance company and depository members increased. Although we believe that advances outstanding to our member institutions could continue to increase, we do not expect a significant change during 2016 in our total balance of advances.

Mortgage loans held for portfolio increased over 19% during 2015 as some PFIs increased their activity level and other members began selling mortgages to us under our MPP Advantage. In general, several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity and consumer product preferences affect the volume of mortgage loans purchased. We expect our PFIs' mortgage loan originations in 2016 to follow the course of the industry.

Our investment portfolio declined slightly during 2015 as our private-label RMBS portfolio continued to run off and our opportunity to invest in MBS and ABS was limited because the total book value of these investments exceeded the 300% regulatory capital limitation on new purchases due to our excess stock redemptions. Since that ratio has declined below 300%, we expect a slight increase in our MBS investments. We expect a significant increase in the overall level of our investment portfolio during 2016, primarily in our short-term investments and, to a lesser extent, in our non-MBS investments.

The cost of our consolidated obligations will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

We do not anticipate any major changes in the composition of our statement of condition that would increase earnings sensitivity to changes in the market environment. In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums on mortgage assets could also cause volatility in our earnings.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, particularly since we use the OIS curve in place of the LIBOR rate curve to estimate the fair values of collateralized LIBOR-based interest-rate related derivatives while the hedged items are still valued using the LIBOR rate curve.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support and staffing. We expect operating expenses to increase in 2016 due to continued initiatives to enhance our member service capabilities, operating systems and risk management.

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

Analysis of Results of Operations for the Years Ended December 31, 2015, 2014 and 2013.

Net Interest Income. Net interest income, which is primarily the interest income on advances, mortgage loans held for portfolio, short-term investments, and investment securities less the interest expense on consolidated obligations and interest-bearing deposits, is our primary source of earnings.

The following tables present average daily balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal funds sold and securities purchased under agreements to resell	$3,698	$4	0.12%	$3,090	$2	0.07%	$3,603	$3	0.09%
Investment securities (1)	10,012	149	1.48%	10,543	154	1.46%	11,041	170	1.54%
Advances (2)	22,988	127	0.55%	18,693	107	0.58%	18,557	146	0.78%
Mortgage loans held for portfolio (2)	7,734	264	3.42%	6,333	231	3.65%	6,130	231	3.78%
Other assets (interest-earning) (3)	213	—	(0.17%)	271	1	0.26%	513	2	0.41%
Total interest-earning assets	44,645	544	1.22%	38,930	495	1.27%	39,844	552	1.39%
Other assets (4)	378			299			246
Total assets	$45,023			$39,229			$40,090

Liabilities and Capital:
Interest-bearing deposits	$706	—	0.01%	$765	—	0.01%	$880	—	0.01%
Discount notes	12,617	19	0.16%	8,513	7	0.08%	8,041	8	0.10%
CO bonds (2)	28,546	328	1.15%	26,456	303	1.15%	27,083	314	1.16%
MRCS (5)	15	1	3.53%	17	1	6.01%	219	7	3.45%
Other borrowings	—	—	—%	—	—	—%	1	—	0.08%
Total interest-bearing liabilities	41,884	348	0.83%	35,751	311	0.87%	36,224	329	0.91%
Other liabilities	782			1,009			1,559
Total capital	2,357			2,469			2,307
Total liabilities and capital	$45,023			$39,229			$40,090

Net interest income		$196			$184			$223

Net spread on interest-earning assets less interest-bearing liabilities			0.39%			0.40%			0.48%

Net interest margin (6)			0.44%			0.47%			0.56%

Average interest-earning assets to interest-bearing liabilities	1.07			1.09			1.10

(1)
Consists of AFS securities and HTM securities. The average balances of investment securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value of AFS securities that are included as a component of OCI, nor do they reflect OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative transactions.

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

(4)	Includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(5)	Year ended December 31, 2014 includes impact of fourth quarter 2013 supplemental dividend paid in February 2014.

(6)	Net interest income expressed as a percentage of the average balance of interest-earning assets.

Changes in both volume and interest rates determine changes in net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table presents changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$—	$2	$2	$—	$(1)	$(1)
Investment securities	(8)	3	(5)	(8)	(8)	(16)
Advances	24	(4)	20	—	(39)	(39)
Mortgage loans held for portfolio	49	(16)	33	8	(8)	—
Other assets (interest earning)	—	(1)	(1)	(1)	—	(1)
Total	65	(16)	49	(1)	(56)	(57)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	—	—	—
Discount notes	4	8	12	—	(1)	(1)
CO bonds	24	1	25	(7)	(4)	(11)
MRCS	—	—	—	(9)	3	(6)
Total	28	9	37	(16)	(2)	(18)
Increase (decrease) in net interest income	$37	$(25)	$12	$15	$(54)	$(39)

Yields. The yield on total interest-earning assets for the year ended December 31, 2015 was 1.22%, a decrease of 5 bps compared to 2014, resulting primarily from lower yields on advances and mortgage loans. The yield on advances decreased 3 bps primarily due to lower prepayment fees and related amortization. The yield on mortgage loans decreased 23 bps due primarily to prepayments of our higher-yielding MPP loans, and the resulting accelerated amortization of purchased premiums. The net effect of the lower yields was a slight reduction in the net interest spread to 0.39% for the year ended December 31, 2015 from 0.40% for the year ended December 31, 2014.

The lower yield on interest-earning assets drove the decrease in net interest income for the year ended December 31, 2014 compared to 2013. The yield on total interest-earning assets for the year ended December 31, 2014 was 1.27%, a decrease of 12 bps compared to 2013, resulting from lower yields on mortgage loans, investments and advances, as well as lower prepayment fees on advances. These lower yields were partially offset by a lower cost of funds. The cost of funds for total interest-bearing liabilities was 0.87%, a decrease of 4 bps, primarily attributable to the cumulative effect of redemptions and refinancing of higher-cost consolidated obligations in prior periods. The net effect of the lower yields on interest-earning assets was a decrease in the net interest spread to 0.40% for the year ended December 31, 2014 from 0.48% for the year ended December 31, 2013.

Average Balances. Higher average balances of interest-earning assets, net of interest-bearing liabilities, more than offset the impact of lower yields for the year ended December 31, 2015 compared to 2014. The increase in interest-earning assets was largely related to advances and mortgage loans held for portfolio. The average amount of advances outstanding increased 23% for the year ended December 31, 2015 compared to 2014 due primarily to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased 22% for the year ended December 31, 2015, compared to 2014 due to higher purchases under MPP Advantage. The increase in average interest-bearing liabilities was primarily due to an increase in consolidated obligations to fund the increases in advances and mortgage loans and included an increase in the funding mix from CO bonds to discount notes.

Lower average balances of total interest-bearing liabilities, resulting from a slight change in the funding mix from CO bonds to discount notes as well as repurchases and redemptions of MRCS, were a significant factor offsetting lower yields on interest-earning assets for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Prepayment Fees. When a borrower prepays an advance, future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-costing debt. At December 31, 2015 and 2014, we had $7.4 billion or 28% of advances outstanding, at par, and $5.6 billion or 27% of advances outstanding, at par, respectively, that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance. The following table presents advance prepayment fees and the associated swap termination fees recognized in interest income at the time of the prepayments ($ amounts in millions).

	Years Ended December 31,
Recognized prepayment/termination fees	2015	2014	2013
Prepayment fees on advances	$—	$3	$113
Associated swap termination fees	1	(1)	(91)
Prepayment fees on advances, net	$1	$2	$22

The following table presents deferred advance prepayment fees and deferred swap termination fees associated with those advance prepayments ($ amounts in millions).

	Years Ended December 31,
Deferred prepayment/termination fees	2015	2014	2013
Deferred prepayment fees on advances - adjustment to interest coupon on modified advance	$3	$24	$9
Deferred prepayment fees on advances - amortized over life of modified advance	—	—	33
Deferred prepayment fees on advances	3	24	42
Deferred associated swap termination fees - amortized over life of modified advance	(3)	(24)	(34)
Deferred prepayment fees on advances, net	$—	$—	$8

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the year ended December 31, 2015 compared to 2014 was primarily due to (i) a lower reversal of the portion of the allowance for loan losses pertaining to potentially unrecoverable amounts from PMI and SMI providers, and (ii) a lower reversal of the MPF allowance for loan losses, partially offset by (iii) the change during the first quarter of 2015 in our technique for estimating losses on delinquent MPP loans to incorporate loan-level property values, which provides more specific estimates of liquidation values than our previous technique.

The change in the provision for (reversal of) credit losses for the year ended December 31, 2014 compared to 2013 was primarily due to a lower reversal of the portion of the allowance for loan losses on mortgage loans held for portfolio pertaining to potentially unrecoverable amounts from PMI and SMI providers.

Other Income (Loss). The following table presents the components of other income (loss) ($ amounts in millions).

	Years Ended December 31,
Components	2015	2014	2013
Total OTTI losses	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	(2)
Net OTTI credit losses	—	—	(2)
Net realized gains from sale of available-for-sale securities	—	—	17
Net gains (losses) on derivatives and hedging activities	3	(4)	17
Other
Litigation settlements, net (1)	5	14	34
Other miscellaneous	2	3	3
Total other income (loss)	$10	$13	$69

(1)	See Notes to Financial Statements - Note 20 - Commitments and Contingencies and Item 3. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income for the year ended December 31, 2015 compared to 2014 was primarily due to lower net proceeds from litigation settlements related to certain of our private label RMBS, partially offset by net gains on derivatives and hedging activities.

The decrease in other income for the year ended December 31, 2014 compared to 2013 was primarily due to lower net proceeds from litigation settlements related to certain of our private-label RMBS, unrealized gains in 2013 related to our derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS.

Results of OTTI Evaluation Process. As described in detail in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment, OTTI credit losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. The credit losses for the years ended December 31, 2015 and 2014 were lower compared to 2013 due to the relative improvement in the projected performance of the underlying collateral and the changes in portfolio composition.

Net Realized Gains from Sale of Available-for-Sale Securities. On April 4, 2013, we sold six AFS securities due to improved market conditions and the opportunity to reduce the overall risk level in our portfolio. There were no sales of AFS securities during the years ended December 31, 2015 or 2014.

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

The Bank uses interest rate swaps to hedge the risk of changes in the fair value of certain of its advances, consolidated obligations and available-for-sale securities due to changes in the benchmark interest rate (LIBOR). These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the fair value of both the derivative and the hedged item are recorded in earnings. For those relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest rate swaps (hedge ineffectiveness) was a gain of $4 million, a loss of $12 million, and a gain of $12 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads, and volatility. To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $1 million, a net gain of $8 million, and a net gain of $4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The primary driver of this fluctuation was the net interest settlements in 2014 on certain interest rate swaps hedging consolidated obligations that failed effectiveness testing. Those relationships were re-designated in the fourth quarter of 2014, and therefore the related interest settlements have since been reported in net interest income.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Year Ended December 31, 2015	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$12	$(1)	$(4)	$7
Net interest settlements (2)	(155)	(98)	—	57	(196)
Total net interest income	(155)	(86)	(1)	53	(189)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	(4)	—	6	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(3)	2	(1)
Net gains (losses) on derivatives and hedging activities	2	(4)	(3)	8	3
Total net effect of derivatives and hedging activities	$(153)	$(90)	$(4)	$61	$(186)

Year Ended December 31, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$11	$(1)	$(1)	$9
Net interest settlements (2)	(150)	(98)	—	73	(175)
Total net interest income	(150)	(87)	(1)	72	(166)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	—	—	(11)	(12)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(3)	12	8
Net gains (losses) on derivatives and hedging activities	(1)	(1)	(3)	1	(4)
Total net effect of derivatives and hedging activities	$(151)	$(88)	$(4)	$73	$(170)

Year Ended December 31, 2013
Net interest income:
Amortization/accretion of hedging activities (1)	$(7)	$11	$—	$3	$7
Net interest settlements (2)	(204)	(97)	—	83	(218)
Total net interest income	(211)	(86)	—	86	(211)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(2)	—	—	14	12
Gains (losses) on derivatives not qualifying for hedge accounting (3)	1	—	1	3	5
Net gains (losses) on derivatives and hedging activities	(1)	—	1	17	17
Total net effect of derivatives and hedging activities	$(212)	$(86)	$1	$103	$(194)

(1)	Represents the amortization/accretion of hedging estimated fair value adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2015	2014	2013
Compensation and benefits	$43	$42	$43
Other operating expenses	22	20	18
Finance Agency and Office of Finance expenses	6	5	6
Other	1	1	1
Total other expenses	$72	$68	$68

The increase in total other expenses for the year ended December 31, 2015 compared to 2014 was driven primarily by increases in other operating expenses. These increases were caused principally by an increase in amortization of software development costs, resulting from the initial implementation of our core banking system in the fourth quarter of 2014, and professional fees, largely due to an increase in the costs of pricing and valuation services and model validations.

Although total other expenses for the year ended December 31, 2014 compared to 2013 were relatively flat, other operating expenses were higher, mainly attributable to increases in depreciation and amortization as a result of our information technology initiatives, primarily the initial implementation of our core banking system.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For each of the years ended December 31, 2015, 2014 and 2013, our assessments to fund the Office of Finance totaled $3 million.

Finance Agency Expenses. The FHLBanks are assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For each of the years ended December 31, 2015, 2014 and 2013, our Finance Agency assessments totaled approximately $3 million.

Total Assessments.

AHP. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. Each FHLBank's required annual AHP contribution is limited to 100% of its annual net earnings. For the years ended December 31, 2015, 2014 and 2013, our AHP expense was $13 million, $13 million and $25 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the FHLBanks' aggregate 10% contribution was less than $100 million, each FHLBank would be required to contribute an additional pro rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2015, 2014 or 2013.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2015, 2014 or 2013.

Total Other Comprehensive Income (Loss). Total other comprehensive income (loss) for the years ended 2015, 2014 and 2013 was $(24) million, $25 million and $32 million, respectively. Total other comprehensive loss for the year ended December 31, 2015 consisted primarily of decreases in the fair value of AFS securities, primarily agency AFS securities, and to a lesser extent, an increase in the amortized cost basis of OTTI AFS MBS not offset by an increase in the fair value. Total other comprehensive income for the year ended December 31, 2014 consisted primarily of unrealized gains on AFS securities, including OTTI AFS securities. Total other comprehensive income (loss) for the year ended December 31, 2013 consisted primarily of increases in the estimated fair values of OTTI AFS securities, partially offset by unrealized losses on AFS securities and the reclassification of net realized gains from sale of AFS securities to other income (loss).

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

	Years Ended December 31,
Traditional Segment	2015	2014	2013
Net interest income	$128	$120	$159
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	13	16	69
Other expenses	62	59	62
Income before assessments	79	77	166
Total assessments	8	8	17
Net income	$71	$69	$149

The increase in net income for the traditional segment for the year ended December 31, 2015 compared to 2014 was primarily due to higher net interest income, resulting primarily from higher average balances of advances, as well as higher net gains related to derivative and hedging activities. This increase was partially offset by lower net proceeds from litigation settlements related to certain private-label RMBS.

The decrease in net income for the traditional segment for the year ended December 31, 2014 compared to 2013 was primarily due to (i) a decrease in other income (loss), resulting from lower net proceeds from litigation settlements related to certain private-label RMBS, unrealized gains in 2013 related to derivative and hedging activities, and realized gains in 2013 from the sale of private-label RMBS, and (ii) a decrease in net interest income, resulting from narrower net interest spreads and lower prepayment fees on advances.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents our financial performance for the mortgage loans operating segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans Segment	2015	2014	2013
Net interest income	$68	$64	$64
Provision for (reversal of) credit losses	—	(1)	(4)
Other income (loss)	(3)	(3)	—
Other expenses	10	9	6
Income before assessments	55	53	62
Total assessments	5	5	8
Net income	$50	$48	$54

The increase in net income for the mortgage loans segment for the year ended December 31, 2015 compared to 2014 was primarily due to higher net interest income, resulting primarily from higher average balances of mortgage loans.

The decrease in net income for the mortgage loans segment for the year ended December 31, 2014 compared to 2013 was primarily due to a decrease in other income (loss) attributable to net losses on derivatives and hedging activities, a lower reversal of the portion of the allowance for loan losses on mortgage loans pertaining to potentially unrecoverable amounts from PMI and SMI providers, and an increase in operating expenses as a result of various strategic and operational initiatives.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	December 31, 2015		December 31, 2014
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$26,909	53%	$20,789	50%
Mortgage loans held for portfolio, net	8,146	16%	6,820	16%
Cash and short-term investments	4,932	10%	3,551	9%
Investment securities	10,415	21%	10,538	25%
Other assets (1)	218	—%	155	—%
Total assets	$50,620	100%	$41,853	100%

(1)	Includes interest-bearing deposits, accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $50.6 billion as of December 31, 2015, an increase of 21% compared to December 31, 2014. This increase of $8.8 billion was primarily due to an increase in advances and mortgage loans.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2015, our growth in non-advance assets did not exceed 30%.
Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding opportunities. Advances at carrying value totaled $26.9 billion at December 31, 2015, a net increase of 29% compared to December 31, 2014. This increase was primarily due to members' higher funding needs and included an increase of 59% to depository institutions and 13% to insurance companies. See Notes to Financial Statements - Note 7 - Advances for more information.

The table below presents advances by type of financial institution ($ amounts in millions).

	December 31, 2015		December 31, 2014
Institution Type	Par Value	% of Total	Par Value	% of Total
Commercial banks and thrifts	$10,167	38%	$5,777	28%
Credit unions	2,194	8%	1,998	10%
Total depository institutions	12,361	46%	7,775	38%
Insurance companies	14,279	53%	12,641	61%
Total member advances	26,640	99%	20,416	99%
Former members	167	1%	214	1%
Total advances, par value	$26,807	100%	$20,630	100%

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. Those captive insurers collectively held $825 million or 3% of outstanding advances, at par, as of December 31, 2015.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Prior to termination, their advances will be subject to certain restrictions. Those captive insurers collectively held $3.5 billion or 13% of outstanding advances, at par, as of December 31, 2015.

A breakdown of advances by primary product type is presented below ($ amounts in millions).

	December 31, 2015		December 31, 2014
Product Type	Amount	% of Total	Amount	% of Total
Fixed-rate:
Fixed-rate (1)	$17,781	67%	$13,532	66%
Amortizing/mortgage matched	861	3%	1,089	5%
Other (2)	1,149	4%	854	4%
Total fixed-rate	19,791	74%	15,475	75%
Adjustable/variable-rate indexed	7,016	26%	5,155	25%
Total advances, par value	$26,807	100%	$20,630	100%

(1)	Includes fixed-rate bullet and putable advances.

(2)	Includes callable and symmetrical advances.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members, diversify our assets, and generate additional earnings.

In 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage for conventional mortgage loans is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

In 2012, we began purchasing participation interests in mortgage loans originated by certain of the FHLBank of Topeka's PFIs through their participation in the MPF Program. All participation interests in MPF Program loans under the existing MCCs were fulfilled in April 2014.

In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under its housing goals regulation, the Finance Agency will establish low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program and will determine their housing goals performance. With pre-approval from our board of directors, we purchased $2.6 billion of conventional mortgage loans through MPP Advantage in the year ended December 31, 2015. On November 18, 2015, the Director notified us that, for 2015, if we exceed the loan purchase threshold but fail to meet the low-income housing goals, the Finance Agency in its discretion will not require us to submit a housing plan, which could otherwise be required under the housing goals regulation.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2015		December 31, 2014
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,424	18%	$1,854	28%
Conventional Advantage	5,596	70%	3,709	55%
FHA	523	7%	634	9%
Total MPP	7,543	95%	6,197	92%
MPF Program:
Conventional	351	4%	406	6%
Government	88	1%	101	2%
Total MPF Program	439	5%	507	8%
Total mortgage loans held for portfolio, UPB	$7,982	100%	$6,704	100%

The increase in the UPB of mortgage loans held for portfolio was due to the excess of purchases of new mortgage loans under MPP Advantage exceeding repayments of outstanding MPP. Over time, the outstanding balance of mortgage loans purchased under our original MPP will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrowers' equity was $6 million at December 31, 2015 and $25 million at December 31, 2014. The decrease from December 31, 2014 to December 31, 2015 was primarily the result of (i) fewer delinquent mortgage loans, (ii) a change during the first quarter of 2015 in the technique for estimating losses on delinquent MPP loans to incorporate loan-level property values obtained from a third-party model, with a haircut applied, instead of using a historical weighted-average collateral recovery rate, and (iii) a reduction in potential claims by servicers on principal and interest previously paid in full.

After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was $1 million at December 31, 2015 and $2 million at December 31, 2014. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for more information.

Cash and Investments. We maintain our investment portfolio for liquidity purposes, to use balance sheet capacity and to supplement our earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community investments and to cover operating expenses. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

	December 31,
Components of Cash and Investments	2015	2014	2013
Cash and short-term investments:
Cash and due from banks	$4,932	$3,551	$3,319
Interest-bearing deposits	—	1	1
Total cash and short-term investments	4,932	3,552	3,320

Investment securities:
AFS securities:
GSE and TVA debentures	3,481	3,155	3,163
GSE MBS	269	—	—
Private-label RMBS	319	401	470
Total AFS securities	4,069	3,556	3,633
HTM securities:
GSE debentures	100	269	269
Other U.S. obligations - guaranteed MBS	2,895	3,032	3,119
GSE MBS	3,268	3,568	3,593
Private-label RMBS	72	100	150
Manufactured housing loan ABS	10	11	13
Home equity loan ABS	1	2	2
Total HTM securities	6,346	6,982	7,146
Total investment securities	10,415	10,538	10,779

Total cash and investments, carrying value	$15,347	$14,090	$14,099

Cash and Short-Term Investments. Cash and short-term investments totaled $4.9 billion at December 31, 2015, an increase of 39% compared to December 31, 2014. The increase was consistent with the increase in total assets; cash as a percent of total assets was 10% at December 31, 2015 compared to 9% at December 31, 2014. The concentration of cash at December 31, 2015, 2014 and 2013 was due to a lack of short-term investments that met our minimum return thresholds on those dates.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

Investment Securities. AFS securities, which consist primarily of GSE and TVA debentures, totaled $4.1 billion at December 31, 2015, a net increase of 14% compared to $3.6 billion at December 31, 2014. The increase resulted from purchases of GSE debentures and MBS, partially offset by principal paydowns of private-label RMBS. Net unrealized gains on AFS securities totaled $31 million at December 31, 2015, a decrease of $24 million compared to December 31, 2014, primarily due to unfavorable changes in interest rates, credit spreads and volatility; and, to a lesser extent, an increase in the amortized cost basis of OTTI AFS MBS securities not offset by an increase in the fair value. The percentage of non-MBS AFS securities due in one year or less increased to 24% at December 31, 2015 from 0% at December 31, 2014, while the percentage due after one year through five years decreased to 55% at December 31, 2015 from 79% at December 31, 2014. The changes were due to the passage of time and new purchases during 2015 of shorter-term securities. AFS securities totaled $3.6 billion at December 31, 2014 and 2013. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities for more information.

HTM securities, which consist substantially of MBS, totaled $6.3 billion at December 31, 2015, a net decrease of 9% compared to $7.0 billion at December 31, 2014, primarily due to principal paydowns. At December 31, 2015, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.7 billion, an increase of 102% from $1.3 billion at December 31, 2014, primarily due to unfavorable changes in interest rates, credit spreads and volatility. However, the unrealized losses only increased from $8.4 million at December 31, 2014 to $16.5 million at December 31, 2015. HTM securities totaled $7.0 billion at December 31, 2014, a decrease of 2% compared to $7.1 billion at December 31, 2013 primarily due to principal paydowns. See Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments - Long-Term Investments for more information on our investment securities.

Issuer Concentration. As of December 31, 2015, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our total capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions).

	December 31, 2015
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Freddie Mac debentures	$1,718	$1,718
Fannie Mae debentures	981	981
Federal Farm Credit Bank debentures	814	814
MBS:
Ginnie Mae	2,895	2,896
Fannie Mae	2,601	2,625
Freddie Mac	936	973
Washington Mutual Mortgage Pass-through Certificates	284	284
Subtotal	10,229	10,291
All other issuers	186	184
Total investment securities	$10,415	$10,475

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for short-term investments ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$822	$1,925	$635	$99	$3,481
GSE MBS (1)	—	—	269	—	269
Private-label RMBS (1)	—	—	—	319	319
Total AFS securities	822	1,925	904	418	4,069

HTM securities:
GSE debentures	100	—	—	—	100
Other U.S. obligations - guaranteed MBS (1)	—	—	—	2,895	2,895
GSE MBS (1)	33	1,006	1,030	1,199	3,268
Private-label RMBS (1)	—	3	—	69	72
Manufactured housing loan ABS (1)	—	—	—	10	10
Home equity loan ABS (1)	—	—	—	1	1
Total HTM securities	133	1,009	1,030	4,174	6,346

Total investment securities	955	2,934	1,934	4,592	10,415

Short-term investments:
Interest-bearing deposits	—	—	—	—	—
Total short-term investments	—	—	—	—	—

Total investments, carrying value	$955	$2,934	$1,934	$4,592	$10,415

Yield on AFS securities	4.08%	2.93%	2.41%	5.02%
Yield on HTM securities	0.99%	3.51%	0.67%	1.54%
Yield on total investment securities	3.65%	3.13%	1.49%	1.86%

(1)
Year of redemption on our MBS and ABS securities is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities, Notes to Financial Statements - Note 5 - Held-to-Maturity Securities and Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment for more information about our investments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments for more information on the credit quality and OTTI on our investments.

Total Liabilities. Total liabilities were $48.2 billion at December 31, 2015, an increase of 22% compared to December 31, 2014. This increase of $8.8 billion was attributable to an increase of $9.1 billion in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $0.6 billion at December 31, 2015, a decrease of 49% compared to December 31, 2014. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. At December 31, 2015, the carrying values of our discount notes and CO bonds totaled $19.3 billion and $27.9 billion, respectively, compared to $12.6 billion and $25.5 billion, respectively, at December 31, 2014. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 41% of total consolidated obligations at December 31, 2015, compared to 33% at December 31, 2014. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy.

The following table presents the par value of our consolidated obligations outstanding at December 31, 2015 and 2014 ($ amounts in millions).

	December 31, 2015		December 31, 2014
Consolidated Obligations Outstanding	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$19,267	41%	$12,571	33%
CO bonds	14,493	31%	11,696	31%
Total due in 1 year or less	33,760	72%	24,267	64%
Long-term CO bonds	13,374	28%	13,803	36%
Total consolidated obligations	$47,134	100%	$38,070	100%

The increase in the total consolidated obligations due in 1 year or less is attributable primarily to the increase in advances due in 1 year or less.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2015 and 2014, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $50 million and $25 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $81 million and $103 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' underlying interest-rate index.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2015	December 31, 2014
Advances	$9,448	$10,278
Investments	4,024	3,358
Mortgage loans	213	504
CO bonds	11,623	14,460
Discount notes	100	1,249
Total	$25,408	$29,849

Total Capital. Total capital was $2.4 billion at December 31, 2015, a net increase of $11 million, or 0.4%, compared to December 31, 2014. This increase consisted of a net increase in retained earnings of $57 million, an unfavorable net change in AOCI of $24 million, and a net decrease in capital stock of $23 million.

The following tables present a percentage breakdown of the components of GAAP capital along with a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Components of GAAP capital	December 31, 2015	December 31, 2014
Capital stock	64%	65%
Retained earnings	35%	33%
AOCI	1%	2%
Total GAAP capital	100%	100%

The change in the composition of our total GAAP capital is primarily due to our repurchase of excess stock and growth in retained earnings.

Reconciliation of GAAP to regulatory capital	December 31, 2015	December 31, 2014
Total GAAP capital	$2,386	$2,375
Exclude: AOCI	(23)	(47)
Add: MRCS	14	16
Total regulatory capital	$2,377	$2,344

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.9 billion at December 31, 2015. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2015, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $123.7 billion.

In addition, by statute, the United States Secretary of the Treasury may acquire our consolidated obligations up to an aggregate principal amount outstanding of $4.0 billion. The authority provided by this regulation may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed would be repaid at the earliest practicable date. As of this date, this authority has not been exercised.

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access consolidated obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies and obligations of the United States Treasury; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical adverse scenarios.

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

Changes in Cash Flow. Our operating assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities was $251 million for the year ended December 31, 2015, compared to $214 million for the year ended December 31, 2014 and $394 million for the year ended December 31, 2013. The higher cash provided by operating activities for 2013 compared to the cash provided by operating activities for both 2015 and 2014 reflects the impact of significant advance prepayments from two borrowers in 2013.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of retained earnings and total regulatory capital stock, which includes Class B capital stock and MRCS. However, MRCS is classified as a liability instead of capital under GAAP.

Our outstanding capital stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions).

	December 31, 2015		December 31, 2014
Institution Type	Amount	% of Total	Amount	% of Total
Commercial banks and thrifts	$643	41%	$677	43%
Credit unions	197	13%	209	13%
Total depository institutions	840	54%	886	56%
Insurance companies	688	45%	665	43%
CDFIs	—	—%	—	—%
Total capital stock	1,528	99%	1,551	99%
MRCS (1)	14	1%	16	1%
Total regulatory capital stock	$1,542	100%	$1,567	100%

(1)
Balances at December 31, 2015 and 2014 included $2 million and $3 million, respectively, of MRCS that had reached the end of the five-year redemption period but for which credit products and other obligations to us remain outstanding. Accordingly, these shares of stock will not be redeemed until the related obligations are no longer outstanding.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed. Those captive insurers collectively held $26 million or 2% of our outstanding regulatory capital stock as of December 31, 2015.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period. Those captive insurers collectively held $153 million or 10% of our outstanding regulatory capital stock as of December 31, 2015.

Mandatorily Redeemable Capital Stock. At December 31, 2015, we had $14 million in non-member capital stock subject to mandatory redemption, compared to $16 million at December 31, 2014. The decrease was due to repurchases of excess stock. See Notes to Financial Statements - Note 15 - Capital for additional information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations to us by members or former members. Under our capital plan, we are not required to redeem or repurchase excess stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may repurchase, and have repurchased from time to time, excess stock without a member request, upon approval of the board of directors and with 15 days' notice to the member in accordance with our capital plan.

During the year ended December 31, 2015, we repurchased a total of $240 million of excess member capital stock. The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	December 31, 2015	December 31, 2014
Member capital stock not subject to outstanding redemption requests	$204	$516
Member capital stock subject to outstanding redemption requests	—	—
MRCS	4	1
Total excess capital stock	$208	$517
Excess stock as a percentage of regulatory capital stock	13%	33%

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the Bank Act, each class of FHLBank stock is considered putable by the member. However, there are significant statutory and regulatory restrictions on our obligation, or right, to redeem or repurchase the outstanding stock, including the following:

•
We may not redeem or repurchase any capital stock if, following such action, we would fail to satisfy any of our minimum capital requirements. By law, no FHLBank stock may be redeemed or repurchased at any time at which we are undercapitalized.

•
We may not redeem or repurchase any capital stock without approval of the Finance Agency if either our board of directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

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

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if any of the restrictions on capital stock redemption discussed above have occurred), the Bank is liquidated, merged involuntarily, or required to merge upon our board of directors' approval or consent with one or more other FHLBank(s), the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of our shareholders.

Our capital plan permits us, at our discretion, to retain the proceeds of redeemed or repurchased stock if we determine that there is an existing or anticipated collateral deficiency related to a member's obligations to us until the member delivers other collateral to us, such obligations have been satisfied or the anticipated collateral deficiency is otherwise resolved to our satisfaction.

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

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B capital stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligation issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information.

On February 18, 2016, our board of directors declared a cash dividend of 4.25% (annualized) on our capital stock putable-Class B-1 and 3.40% (annualized) on our capital stock putable-Class B-2.

Restricted Retained Earnings. We allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding consolidated obligations for the previous quarter. We do not expect either level to be reached for several years.

Adequacy of Capital. Our board of directors assesses the adequacy of our capital every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our capital policy. We developed our capital policy based on guidance from the Finance Agency.

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

As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2015 and 2014 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2015	December 31, 2014
Credit risk	$262	$280
Market risk	127	156
Operations risk	116	131
Total risk-based capital requirement	$505	$567

Permanent capital	$2,377	$2,344

The decrease in our risk-based capital requirement was primarily caused by a decrease in the market risk capital component in response to changes in market interest rates and the market risk profile of assets and liabilities. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

The Finance Agency may mandate us, by regulation, to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, a Finance Agency rule authorizes the Director to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth certain factors that the Director may consider in making this determination.

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. See Notes to Financial Statements - Note 15 - Capital for more information.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	December 31, 2015
Letters of credit outstanding	$254
Unused lines of credit (1)	1,047
Commitments to fund additional advances (2)	9
Commitments to fund or purchase mortgage loans (3)	107
Unsettled CO bonds, at par (4)	27
Unsettled Discount Notes, at par	209

(1)	Maximum line of credit amount is $50 million.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $20 million hedged with associated interest-rate swaps.

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

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to us to satisfy the loan. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses. At December 31, 2015, $5 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 20 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2015	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual obligations:
Long-term debt (1)	$14,493	$5,378	$2,718	$5,278	$27,867
Operating leases	—	—	—	—	—
Benefit payments (2)	1	1	1	4	7
MRCS (3)	9	5	—	—	14
Total	$14,503	$5,384	$2,719	$5,282	$27,888

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

(3)	See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources for more information.

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

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in the estimated fair value attributable to the hedged risk in the hedged item to also be recorded in current period earnings through either of two generally acceptable accounting methods, (i) long-haul hedge accounting and (ii) short-cut hedge accounting.

Although the majority of our derivatives qualify for fair-value hedge accounting, we treat certain derivatives that do not qualify for fair-value hedge accounting as economic hedges for asset/liability management purposes. The changes in the estimated fair value of these economic hedges are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

The use of estimates based on market prices to determine the derivative's estimated fair value can have a significant impact on current period earnings for all hedges, both those in fair-value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can cause earnings volatility during the periods the derivative instruments are held, the estimation and valuation process for hedges that qualify for fair-value hedge accounting does not have any net long-term economic effect or result in any net cash flows if the derivative and the hedged item are held to maturity. Since these estimated fair values eventually return to zero (or par value) on the maturity date, the effect of such fluctuations throughout the hedge period is normally only a timing issue.

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

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our loan loss reserve policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the statement of condition date and whether the amount of loss can be reasonably estimated. Losses shall not be recognized before it is probable that they have been incurred, even though it may be probable based on past experience that losses will be incurred in the future. Probable impairment occurs when management determines, using current and historical information and events, that it is likely that not all amounts due according to the contractual terms of the loan agreement will be collected by the Bank.
We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as determine a reasonable estimate of loss, if any. This review can be subdivided into three parts: i) performing conventional loans collectively evaluated for impairment, ii) delinquent conventional loans collectively evaluated for impairment, and iii) conventional loans individually evaluated for impairment. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is necessary for such loans.
For performing conventional loans collectively evaluated for impairment, our analysis incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure for current to 179 days past due loans. The loss projection is based upon distinct underlying loan characteristics, including loan vintage, geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.
For delinquent conventional loans collectively evaluated for impairment, we evaluate the pools based on current and historical information and events and determine the necessary allowance for delinquent loans (past due 180 days or more) deemed to have a probable impairment.
Certain conventional mortgage loans that are impaired, primarily TDRs, are specifically identified for purposes of determining the allowance for loan losses. The measurement of the allowance for loans individually evaluated for loan loss considers loan-specific attribute data similar to loans evaluated on a collective basis.
Our allowance for loan losses also includes specifically identified probable claims by servicers for any remaining losses on principal on delinquent loans that were previously paid in full by the servicers, and thus no longer included in the UPB on our statement of condition. We individually evaluate the properties included in this balance and obtain HUD statements, sales listings or other evidence of current expected liquidation amounts.
Beginning in the first quarter of 2015, we use loan-level property values obtained from a third-party model to estimate the liquidation value of underlying collateral. A haircut of 25% is applied to these values to capture the potential impact of severely distressed property sales. The reduced values are then aggregated to the pool level and further reduced for estimated liquidation costs to determine the estimated net liquidation value.
Our allowance for loan losses also compares, or benchmarks, our estimated losses on conventional mortgage loans, after credit enhancements, to actual losses occurring in the portfolio. Further, the third-party credit and prepayment model serves as a secondary review of the allowance for loan losses determined using the systematic approach. The projected losses from the model have historically been lower than our estimate of loan losses under the systematic approach.
We also performed our loan loss analysis under an adverse scenario whereby we increased the haircut on our underlying collateral values to 45% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $0.4 million at December 31, 2015. We consider a haircut of 45% on the modeled values to be the lowest value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario.
After evaluating this adverse scenario, we determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the next 24 months that would not be recovered from the credit enhancements.

These estimates require significant judgments, especially considering the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity increasingly imprecise.

Other-Than-Temporary Impairment. We evaluate our AFS and HTM investment securities on a quarterly basis to determine if unrealized losses are other-than-temporary. Our evaluation is based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security. An OTTI has occurred if our cash flow analysis determines that a credit loss exists, i.e., the present value of the cash flows expected to be collected is less than the security’s amortized cost, irrespective of whether management will be required to sell such security.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2015, as well as the related current credit enhancement ($ amounts in millions). Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

		Significant Modeling Assumptions for all private-label RMBS and ABS			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Total Prime	$408	12%	8%	23%	4%
Total Alt-A	6	15%	8%	32%	13%
Total private-label RMBS	$414	12%	8%	24%	5%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	23%	24%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $10 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

In addition to evaluating our private-label RMBS under a best estimate scenario, we performed a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario was primarily based on a short-term housing price forecast which was 5% lower than the best estimated scenario, followed by a recovery path with annual rates of housing price growth that were 33% lower than the best estimate. Under the more stressful scenario, the OTTI-related credit losses estimate would have been $3 thousand for the quarter ended December 31, 2015.

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

Legislative and Regulatory Developments.

Bank Act Amendment.
Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership. On December 4, 2015, President Obama signed into law the Fixing America’s Surface Transportation Act ("FAST Act"), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The Finance Agency has indicated that it is reviewing the relevant portions of the FAST Act and that the FHLBanks should consult with the Finance Agency before acting on the membership application of any privately-insured credit union.

Finance Agency Developments.

Final Membership Rule. On January 20, 2016, the Finance Agency issued the Final Membership Rule which among other provisions:

•
defines "insurance company" to render certain insurance companies that are authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities, called captive insurance companies, to be ineligible for FHLBank membership; and

•
defines the "principal place of business" of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

Captive insurance companies that were admitted as FHLBank members after September 12, 2014 (the date on which the Finance Agency proposed this rule) and that do not meet the new definition of "insurance company" and do not fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Between the issuance of the proposed rule and the issuance of the Final Membership Rule, we admitted eight captive insurance companies as members of the Bank, two of which were admitted after December 31, 2015. The Final Membership Rule prohibits us from making any additional advances to those members after the rule's effective date and, upon membership termination, all of their outstanding advances shall be repaid and their outstanding Class B stock in our Bank shall be repurchased or redeemed.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and that do not meet the new definition of "insurance company" and do not fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. We admitted three captive insurance companies as members before the issuance of the proposed rule. During the five-year period before their membership must be terminated, advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period.

Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On November 19, 2015, the Finance Agency issued a rule effective on December 21, 2015 that, among other provisions, requires each FHLBank to:

•	operate an enterprise-wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management, audit, compensation and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law or the Revised Model Business Corporation Act. On February 18, 2016, our board of directors adopted revised bylaws which selected the Indiana Business Corporation Law for this purpose.

Additionally, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank. We do not expect this rule to materially impact our financial condition or results of operation.

Proposed Rule on Acquired Member Assets. On December 17, 2015, the Finance Agency published a notice of proposed rulemaking regarding the AMA regulation ("Proposed AMA Rule"). The Proposed AMA Rule would remove references to, and requirements based on, ratings issued by an NRSRO, in accordance with the Dodd-Frank Act. In addition, the Proposed AMA Rule would provide FHLBanks with greater flexibility in choosing models used to estimate the credit enhancement required for AMA loans. The Proposed AMA Rule would no longer permit a PFI to meet a portion of its credit enhancement obligation through the purchase of SMI, although we could continue to hold previously-acquired loans that are credit-enhanced by SMI. The Proposed AMA Rule would also confirm the right of an FHLBank to allow for the transfer of mortgage servicing rights from a PFI to any institution, including a non-FHLBank System member, so long as the transfer does not result in non-compliance with any of the rule’s requirements, including the credit enhancement requirement. Further, the Proposed AMA Rule includes a "grandfather" provision that would allow the FHLBanks to continue to hold any AMA loans that were purchased under authorization from the Finance Agency or the Finance Board, even if those loans would not meet the rule's requirements. The Finance Agency sought comment on several aspects of the Proposed AMA Rule. If changes to the AMA regulations have the effect of limiting the availability or competitiveness of our AMA program, our financial condition and operating results could be negatively affected.

Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members, to consolidated obligations. The core mission asset ratio will be calculated annually at year end as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission achievement ratio at December 31, 2015 was 74%. Our strategic plan includes an assessment of our prospects for maintaining a ratio of at least 70%.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (each an "Agency" and, collectively, the "Agencies") jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants ("Swap Entities") that are subject to the jurisdiction of one of the Agencies (such entities, "Covered Swap Entities," and the joint final rules, the "Final Margin Rules"). On January 6, 2016, the Commodity Futures Trading Commission (the "CFTC") published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users without regard to the swaps exposure of the particular financial end-user. The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Counterparties may not establish threshold amounts below which they need not exchange variation margin. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the Bank on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

We are currently posting and collecting variation margin on many of our non-cleared swaps. We do not anticipate that the variation margin requirement under the Final Margin Rules will have a material impact on our costs, but it may increase our credit risk exposure to our uncleared derivative counterparties because of the removal of thresholds. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps will likely increase.

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

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors has established a Risk Appetite Statement that summarizes the amount, level and type of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement incorporates high level qualitative and quantitative risk limits and tolerances from our RMP, which serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related policies approved by our board of directors, including the Operational Risk Management Policy, the Model Risk Management Policy, the Credit Policy and the Enterprise Information Security Policy.

Effective risk management programs not only include conformance of specific risk management practices to the RMP and other key risk-related policy requirements but also the active involvement of our board of directors. Our board of directors has established a Risk Oversight Committee that provides focus, direction and accountability for our risk management process. Further, pursuant to the RMP, the following internal management committees focus on risk management, among other duties:

•	Executive Management Committee

•	Facilitates planning, coordination and communication among our operating divisions and the other committees;

•	Focuses on leadership, teamwork and our resources to best serve organizational priorities; and

•	Generally oversees the following committees' activities.

•	Member Services Committee

•	Focuses on new and existing member services and products and oversees the effectiveness of the risk mitigation framework for member services and products; and

•
Promotes cross-functional communication and exchange of ideas pertaining to member products offered to achieve financial objectives established by the board of directors and senior management while remaining within prescribed risk parameters.

•	Capital Markets Committee

•	Focuses on risk-taking business activities in relation to how certain market conditions affect our business decisions.

•	IT Steering Committee

•	Monitors our technology-related activities, strategies, and risk positions and issues; and

•	Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives.

•	Strategy Risk Management Committee

•
Provides strategic direction in the management of key risk exposures and risk policies, and adjudicates strategic risk issues as they arise (credit, market, liquidity, advance lending, AMA, investment portfolio, treasury, operations, regulatory and reputation);

•	Identifies and understands current and emerging risks and opportunities - makes course corrections as circumstances and events dictate;

•	Provides direction and guidance in development of strategic business plans; and

•	Oversees the actions of the following committee.

•	Risk Committee

•	Oversees the identification, monitoring, measurement, evaluation and reporting of risks; and

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

Advances. We manage our exposure to credit risk on advances through a combination of our security interests in assets pledged by our borrowers and ongoing reviews of our borrowers' financial strength.

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

Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial strength of the borrower and/or the amount of our credit products outstanding.

Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2015, we had no advances outstanding to a depository member whose total credit products exceeded 50% of its adjusted assets.

Advances, at par, to our insurance company members were 53% and 61% of total advances at December 31, 2015 and 2014, respectively. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Credit extensions to insurance company members whose total credit products exceed 15% of general account assets, less borrowed money, require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of December 31, 2015, we had advances outstanding, at par, of $4.9 billion to nine of our insurance company members whose total credit products exceeded 15% of their general account assets, net of borrowed money.

Seven of these nine insurance company members are captive insurance companies. A captive insurance company insures risks of its parent, affiliated companies and/or other entities under common control. Beginning on March 21, 2014, management began establishing a borrowing limit on a case-by-case basis for our captive insurance company members based upon a number of factors that may include the member's financial condition, collateral quality, business plan, the existence of a parental guarantee and earnings stability. In addition, we generally require captive insurance company members to, among other requirements: (i) pledge the collateral free of other encumbrances, (ii) collateralize all obligations to us, including prepayment fees, accrued interest and any outstanding AHP or MPP obligations, (iii) obtain our prior approval before pledging whole loan collateral, and (iv) provide annual audit reports of the member entity and its ultimate parent, as well as quarterly unaudited financial statements.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2015, our top two borrowers held 23% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

We protect our security interest in these assets by filing UCC financing statements in the appropriate jurisdictions. Our agreements with borrowers allow us, at any time and in our sole discretion, to refuse to make extensions of credit against any collateral, require substitution of collateral, or adjust the over-collateralization requirements applied to collateral. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem our Bank to be inadequately secured.

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords priority of any security interest granted to us, by a member or such member's affiliate, over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution borrowers, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we take all necessary action under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral as appropriate. As of December 31, 2015 and 2014, advances to our insurance company members represented 53% and 61% of our total advances, at par, respectively.

Collateral Status. When an institution becomes a member of our Bank, we assign the member to a collateral status after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member, when warranted, based on our underwriting conclusions and a review of our lien priority. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. Members may elect a more restrictive collateral status to receive a higher lendable value for their collateral. In addition, we take possession of all collateral posted by insurance companies to further ensure our position as a first-priority secured creditor.

The primary features of these three collateral status categories are:

Blanket:

•	only certain financially sound depository institutions are eligible;

•	institutions that have granted a blanket lien to another creditor are ineligible;

•	review and approval by credit services management is required;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides periodic reports of all eligible collateral.

Specific Listings:

•	applicable to depository institutions that demonstrate potential weakness in their financial condition or seek lower over-collateralization requirements;

•	may be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

Possession:

•	applicable to all insurance companies and those depository institutions demonstrating less financial strength than those approved for specific listings;

•	required for all de novo institutions and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement;

•	safekeeping for securities pledged as collateral can be with us or a third-party custodian that we have pre-approved; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

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

The following table provides information regarding credit products outstanding with member and non-member borrowers based on their reporting status at December 31, 2015, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2015, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	68	$6,703	$2,624	$1	$9,328	$5,887	$1,817
Specific listings	82	7,538	1,237	1,275	10,050	7,358	3,278
Possession	37	8,874	8,380	12,488	29,742	22,024	18,171
Hybrid (3)	40	6,798	2,439	1,692	10,929	7,438	3,795
Total	227	$29,913	$14,680	$15,456	$60,049	$42,707	$27,061

(1)
Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization requirement has been applied.

(2)	Credit outstanding includes advances (at par value), lines of credit used, and letters of credit.

(3)	Hybrid collateral status is a combination of any of the others: blanket, specific listings and possession.

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

We use credit scoring models to assign a quarterly financial performance measure for all depository institution borrowers and our life and property and casualty insurance borrowers. This measure, combined with other credit monitoring tools and the level of a member's usage of credit products, determines the frequency and depth of underwriting analysis for these institutions.

Investments. We are also exposed to credit risk through our investment portfolios. The RMP restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio typically includes federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio also typically includes securities purchased under agreements to resell, which are secured by United States Treasuries and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases mature overnight. We did not own any securities purchased under agreements to resell or federal funds sold at December 31, 2015.

We monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of changes in global economic conditions. As a result, we may limit or suspend exposure to certain counterparties.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a private counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's long-term NRSRO credit rating. Under these regulations, (i) the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty; (ii) the eligible amount of regulatory capital is then multiplied by a stated percentage; and (iii) the percentage that we may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's NRSRO credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives for more information.

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight and term federal funds sold, up to a total unsecured exposure to a single counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of December 31, 2015, we were in compliance with the regulatory limits established for unsecured credit.

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2015, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

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

Our long-term investments also include private-label RMBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Investments in private-label RMBS and ABS may be purchased as long as the investments are rated with an S&P equivalent rating of AAA at the time of purchase. However, we are subject to credit risk on private-label RMBS and ABS. Each of the private-label RMBS and ABS securities contains one or more of the following forms of credit protection:

•	Subordination - Represents the structure of classes of the security, where subordinated classes absorb any credit losses before senior classes;

•
Excess spread - The average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS. The spread differential may be used to offset any losses that may be realized;

•
Over-collateralization - The total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS balance. The excess collateral is available to offset any losses that may be realized; and

•	Insurance wrap - A third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

A Finance Agency regulation provides that the total of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments, as a percentage of total regulatory capital, were 286% at December 31, 2015. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
December 31, 2015	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,481	—	—	—	3,481
GSE MBS	—	269	—	—	—	269
Private-label RMBS	—	—	—	—	319	319
Total AFS securities	—	3,750	—	—	319	4,069
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed MBS	—	2,895	—	—	—	2,895
GSE MBS	—	3,268	—	—	—	3,268
Private-label RMBS	—	12	13	11	36	72
Private-label ABS	—	—	10	—	1	11
Total HTM securities	—	6,275	23	11	37	6,346
Total investments, carrying value	$—	$10,025	$23	$11	$356	$10,415

Percentage of total	—%	97%	—%	—%	3%	100%

December 31, 2014
Short-term investments:
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	—	—	—	—
Total short-term investments	—	1	—	—	—	1
AFS securities:
GSE and TVA debentures	—	3,155	—	—	—	3,155
Private-label RMBS	—	—	—	—	401	401
Total AFS securities	—	3,155	—	—	401	3,556
HTM securities:
GSE debentures	—	269	—	—	—	269
Other U.S. obligations - guaranteed MBS	—	3,032	—	—	—	3,032
GSE MBS	—	3,568	—	—	—	3,568
Private-label RMBS	—	17	17	18	48	100
Private-label ABS	—	—	11	—	2	13
Total HTM securities	—	6,886	28	18	50	6,982
Total investments, carrying value	$—	$10,042	$28	$18	$451	$10,539

Percentage of total	—%	96%	—%	—%	4%	100%

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2015, were California (66%), New York (6%), Florida (4%), Connecticut (3%), and Virginia (2%).

The table below presents the UPB of our private-label RMBS and ABS by credit rating, based on the lowest of Moody's, S&P, and comparable Fitch ratings, each stated in terms of the S&P equivalent, as well as amortized cost, estimated fair value, and OTTI losses, grouped by year of securitization as of December 31, 2015 ($ amounts in millions).

	Year of Securitization
Total Private-label RMBS and ABS	2004 and prior	2005	2006	2007	Total
AAA	$—	$—	$—	$—	$—
AA	11	—	—	—	11
A	23	—	—	—	23
BBB	10	2	—	—	12
Below investment grade:
BB	29	—	—	—	29
B	2	—	—	—	2
CCC	4	122	—	—	126
CC	—	129	—	—	129
C	—	—	—	—	—
D	—	20	7	66	93
Total below investment grade	35	271	7	66	379
Total UPB	$79	$273	$7	$66	$425

Amortized cost	$79	$236	$6	$51	$372
Gross unrealized losses (1)	(2)	—	—	—	(2)
Estimated fair value	77	259	6	58	400

Credit losses (year-to-date) (2):
Total OTTI losses	—	—	—	—	—
Portion reclassified to (from) OCI	—	—	—	—	—
OTTI credit losses	$—	$—	$—	$—	$—

Weighted average percentage of estimated fair value to UPB	97%	95%	91%	88%	94%

(1)
Represents the difference between estimated fair value and amortized cost where estimated fair value is less than amortized cost. Excludes unrealized gains. The amortized cost of private-label RMBS and ABS in a gross unrealized loss position was $57 million at December 31, 2015.

(2)	Includes OTTI losses for securities held at December 31, 2015 only.

Mortgage Loans Held for Portfolio.

MPP. We are exposed to credit risk on the loans purchased from our PFIs through the MPP. Each loan we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum LTV ratio for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of loan or property.

Credit Enhancements. Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

We evaluate the recoverability related to PMI/SMI for mortgage loans that we hold, including insurance companies placed into liquidation by state regulators. We also evaluate the recoverability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. Given the below-investment grade credit ratings of most of our mortgage insurers, we continue to closely monitor their financial conditions. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information regarding our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses.

PMI. As of December 31, 2015, we had PMI coverage on $1.1 billion or 15% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

The following table presents the lowest credit rating of S&P, Moody's and Fitch, stated in terms of the S&P equivalent and the related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2015 ($ amounts in millions).

		Seriously Delinquent Loans (1)

			PMI Coverage
Mortgage Insurance Company	Credit Rating	UPB	Outstanding
MGIC	BB+	$2	$1
Republic Mortgage Insurance Company	NR	2	1
Radian Guaranty, Inc.	BB+	1	—
Genworth	BB+	1	—
United Guaranty Residential Insurance Corporation	BBB+	1	—
All others	NR, BBB+	1	1
Total		$8	$3

(1)	Includes loans that are 90 days or more past due or in the process of foreclosure.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is being used for all acquisitions of conventional mortgage loans purchased under MPP Advantage. Therefore, the LRA balances include both MPP and MPP Advantage. At this time, substantially all of the additions are from MPP Advantage, and substantially all of the claims paid and distributions are from the original MPP.

•
Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 6 to 20 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 20 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum 5-year lock-out period after the pool is closed to acquisitions. SMI provides an additional layer of credit enhancement beyond the LRA. Losses that exceed LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and consists of a portion of the principal balance purchased. The LRA funding amount varies between 110 bps and 120 bps, depending on the terms of the MCC, of the principal balance of the loans in the pool when purchased. There is no SMI credit enhancement for MPP Advantage. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first 5 years after the pool is closed to acquisitions. We absorb any losses in excess of LRA funds.

The following table presents the changes in the LRA for the original MPP and MPP Advantage ($ amounts in millions).

	2015			2014
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of year	$10	$52	$62	$11	$34	$45
Additions	1	31	32	1	18	19
Claims paid	(2)	—	(2)	(2)	—	(2)
Distributions to members	—	—	—	—	—	—
Balance, end of year	$9	$83	$92	$10	$52	$62

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

Credit Risk Exposure to SMI Providers. As of December 31, 2015, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.4 billion. Two mortgage insurance companies provide all of the SMI coverage.

The following table presents the lowest credit rating from S&P, Moody's and Fitch, stated in terms of the S&P equivalent, and the estimated SMI exposure as of December 31, 2015 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
MGIC	BB+	$15
Genworth	BB+	5
Total		$20

Finance Agency credit-risk-sharing regulations that authorize the use of SMI require that the providers be rated with at least an S&P equivalent rating of AA- at the time the loans are purchased. With the deterioration in the mortgage markets, we have been unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI are currently rated in the second highest rating category or better by any NRSRO. On August 5, 2011, the Finance Agency extended a temporary waiver of this requirement until the subject regulation is amended (which has been proposed, but has not yet occurred). Under this extended waiver, we are required to continue evaluating the claims-paying ability of SMI providers, determine whether to hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation.

MPF Program. Credit risk arising from AMA activities under our participation in mortgage loans originated under the MPF Program falls into three categories: (i) the risk of credit losses arising from our FLA and last loss positions; (ii) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE Obligations on mortgage loan pools; and (iii) the risk that a third-party insurer (obligated under PMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, our credit risk exposure would increase because our FLA is the next layer to absorb credit losses on mortgage loan pools.

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
(iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each pool prior to the PFI’s CE Obligation; and
(iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the S&P equivalent of AA by an NRSRO. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

PMI. As of December 31, 2015, we were the beneficiary of PMI coverage on $40 million or 11% of our conventional mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

FLA and CE Obligation. If losses occur in a pool, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2015, our exposure under the FLA was $3 million, and CE obligations available to cover losses in excess of the FLA were $27 million.

MPP and MPF Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults.

The following tables present these two characteristics of our conventional loan portfolios as a percentage of the UPB outstanding ($ amounts in millions).

	December 31, 2015
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
< 620	$14	92.6%	3.4%	—%	4.0%
620 to < 680	253	89.1%	4.8%	1.7%	4.4%
680 to < 700	448	96.5%	1.5%	0.3%	1.7%
700 to < 740	1,378	98.2%	0.8%	0.3%	0.7%
>= 740	5,278	99.6%	0.2%	—%	0.2%
Total	$7,371	98.7%	0.6%	0.2%	0.5%

Weighted Average FICO® Score	757

Loan-to-Value Ratio (2)	December 31, 2015
< = 60%	15%
> 60% to 70%	15%
> 70% to 80%	55%
> 80% to 90% (3)	10%
> 90% (3)	5%
Total	100%

Weighted Average LTV Ratio	73%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2015, 96% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination, and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP and MPF Loan Concentration. The following table presents the percentage of UPB of MPP and MPF conventional loans outstanding at December 31, 2015 for the five largest state concentrations, with comparable percentages at December 31, 2014.

By State	December 31, 2015	December 31, 2014
Indiana	31%	33%
Michigan	28%	27%
California	12%	7%
Colorado	3%	4%
Virginia	3%	2%
All others	23%	27%
Total	100%	100%

The mortgage loans purchased through the MPP and the participation interests purchased through the MPF Program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at December 31, 2015 or 2014. The median outstanding size of our MPP and MPF mortgage loans was approximately $141 thousand and $135 thousand at December 31, 2015 and 2014, respectively.

MPP and MPF Credit Performance. The UPB of our MPP and MPF conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions).

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$34	$50	$80	$107	$128
Non-accrual loans (1) (2)	9	7	1	2	—
TDRs (3)	15	14	17	15	2

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$3	$5	$10	$3	$1
Charge-offs	(1)	(1)	(1)	(1)	(2)
Provision for (reversal of) loan losses	(1)	(1)	(4)	8	4
Allowance for loan losses, end of the year	$1	$3	$5	$10	$3

(1)	The interest income shortfall on non-accrual loans was less than $1 million for the years ended December 31, 2015, 2014, 2013, and 2012 and was zero for the year ended December 31, 2011.

(2)
Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis).

(3)	Represents TDRs that are still performing.

(4)
Our allowance for loan losses also included potential claims by servicers for any remaining losses on $5 million, $6 million, $14 million, $16 million, and $21 million of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

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

The serious delinquency rate for the MPP FHA mortgages was 0.48% and 0.56% at December 31, 2015 and 2014, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for the MPF government mortgages was 0.65% and 0.47% at December 31, 2015 and 2014, respectively.

The serious delinquency rate for MPP conventional mortgages was 0.52% at December 31, 2015, compared to 0.86% at December 31, 2014. Both rates were below the national serious delinquency rate. There were two seriously delinquent MPF loans at both December 31, 2015 and 2014.

Although we establish credit enhancements in each mortgage pool purchased under our original MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices and increases in the time to complete foreclosures in recent years resulted in losses in some of the mortgage pools that have exhausted the LRA; however, credit enhancement support is still available through the SMI coverage. Some of our mortgage pools have loans originated in states and localities (e.g., Florida, Illinois, New Jersey, New York and Nevada) that have had the most lengthy foreclosure processes. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we will incur any additional loan losses in that pool.

Derivatives. The Dodd-Frank Act provides statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 10, 2013, we have been required to clear certain interest rate swaps that fall within the scope of the first mandatory clearing determination. Beginning in February 2014, certain derivatives designated by the CFTC as "made available to trade" were required to be executed on a swap execution facility.

Our over-the-counter derivative transactions are either (i) executed with a counterparty (uncleared derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives).

•
Uncleared Derivatives. We are subject to credit risk due to the potential non-performance by the counterparties to our uncleared derivative transactions. We require collateral agreements with collateral delivery thresholds for our uncleared derivative counterparties. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific threshold.

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

The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the requirements to net assets and liabilities. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

December 31, 2015	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$559	$2	$—	$2
Uncleared derivatives - A	426	1	(1)	—
Cleared derivatives (1)	4,047	6	24	30
Liability positions with credit exposure
Cleared derivatives (1)	11,377	(27)	45	18
Total derivative positions with credit exposure to non-member counterparties	16,409	(18)	68	50
Member institutions (2)	66	—	—	—
Subtotal - derivative positions with credit exposure	16,475	$(18)	$68	$50
Derivative positions without credit exposure	8,933
Total derivative positions	$25,408

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Daily projections of required liquidity are prepared to help us maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the FHLBank System's ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the capital markets for a period of five business days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

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

Our enterprise risk management function and business units complete a comprehensive annual risk and control assessment that serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The risk assessment process provides management and the board of directors with a detailed and transparent view of our risk mitigation strategies and internal control structure.

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

To date, we have not experienced any material losses relating to cyber attacks or other information security breaches. Our risk and exposure to these events remains heightened because of, among other reasons, the evolving nature of these threats, our role in the financial services industry, and the outsourcing of some of our business operations. As a result, we have implemented a Cyber Risk Management Program designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Cyber Risk Management Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Protective security controls are in place for critical infrastructure services including access controls, boundary defense, data protection, local administrator restrictions, maintenance, physical security, secure configurations, and secure network engineering. Detective controls including continuous security monitoring and intrusion detection are used to identify cyber risk events. Responsive controls are part of our Business Continuity Plan and Information Security Incident Response Plan to ensure we can implement appropriate activities when a cyber risk event is detected. Annually, we engage external third parties to assess our Cyber Risk Management Program and perform vulnerability and penetration testing to validate the effectiveness of the program.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

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

Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest rate sensitivity to within our specified tolerances. Derivative financial instruments, primarily interest rate swaps, are frequently employed to hedge the interest rate risk and embedded option risk on advances, debt, and agency bonds held as investments.

The prepayment option on an advance can create interest-rate risk. If a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance was reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee, thereby substantially reducing market risk. See Notes to Financial Statements - Note 7 - Advances and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Prepayment Fees for more information on prepayment fees and their impact on our financial results.

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

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is properly measured, thus allowing us to monitor the risk against policy and regulatory limits. We use asset and liability models to calculate market values under alternative interest rate scenarios. The models analyze our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, market data (such as rates, volatility, etc.) and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the models, including discounting curves, spreads for discounting, and prepayment assumptions.

Types of Key Market Risks

Our market risk results from various factors, such as:

•	Interest Rates - Parallel and non-parallel interest rate yield curve fluctuations;

•	Basis Risk - The risk that changes to one interest rate index will not perfectly offset changes to another interest rate index;

•
Volatility - Varying values of assets or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations of the magnitude or frequency of interest rate fluctuations;

•
Option-Adjusted Spread - An estimate of the incremental yield spread between a particular financial instrument (i.e., an advance, investment or derivative contract) and a benchmark yield (i.e., LIBOR). This includes consideration of potential variability in the instrument's cash flows resulting from any options embedded in the instrument, such as prepayment options; and

•
Prepayment Speeds - Variations from expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

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

		Years Ended
Date	VaR	High	Low	Average
December 31, 2015	$127	$149	$106	$125
December 31, 2014	156	244	156	200

Duration of Equity. Duration of equity is a measure of interest-rate risk and is a primary metric used to manage our market risk exposure. It is an estimate of the percentage change in our market value of equity that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve, the OIS curve, the CO curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios for which the interest rate curve is 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

As part of our overall interest rate risk management process, we continue to evaluate strategies to manage interest rate risk. Certain strategies, if implemented, could have an adverse impact on future earnings.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios. We also monitor the sensitivities of market value of equity ("MVE") and the duration of equity to potential interest-rate scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts. This measurement provides information related to the sensitivity of our interest-rate position. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios ($ amounts in millions).

	December 31, 2015
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,406	$2,438	$2,375	$2,322	$2,255
Percent change in MVE from base	1.3%	2.7%	0%	(2.2)%	(5.1)%
MVE/Book value of equity	100.3%	101.6%	99.0%	96.8%	94.0%
Duration of equity (2)	(2.9)	1.2	2.4	2.6	3.2

	December 31, 2014
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,441	$2,493	$2,470	$2,455	$2,403
Percent change in MVE from base	(1.2)%	0.9%	0%	(0.6)%	(2.7)%
MVE/Book value of equity	102.0%	104.2%	103.2%	102.6%	100.4%
Duration of equity (2)	(3.5)	0.3	0.4	1.5	2.6

(1)	Given the current environment of low interest rates, we have adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The increase in the base case duration of equity compared to December 31, 2014 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our liabilities shortened more than the duration of assets, which lengthened the duration of equity.

Convexity. Convexity measures the rate of change of duration as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage assets and callable debt liabilities. The mortgage assets exhibit negative convexity due to embedded prepayment options. Callable debt liabilities exhibit positive convexity due to embedded options that we can exercise to redeem the debt prior to maturity. Management routinely reviews the net convexity exposure and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. The negative convexity of the mortgage assets tends to be partially offset by the positive convexity contributed by underlying callable debt liabilities.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap was 0.7 months at December 31, 2015, compared to (0.9) months at December 31, 2014.

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures. The primary types of derivatives used are interest-rate swaps and caps. Interest-rate swaps and caps increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market. We do not speculate using derivatives and do not engage in derivatives trading.

Hedging Debt Issuance. When CO bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the consolidated obligations market. To reduce funding costs, we may enter into interest rate swaps concurrently with the issuance of consolidated obligations. A typical hedge of this type occurs when a CO bond is issued, while we simultaneously execute a matching interest rate swap. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO bonds that we issue. Occasionally, interest rate swaps are executed to hedge discount notes.

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

Hedging Investments. Some interest rate swaps are executed to hedge investments. In addition, interest-rate caps are purchased to reduce the risk inherent in floating-rate instruments that include caps as part of the structure.

Other Hedges. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our RMP. On an infrequent basis, we may act as an intermediary between certain smaller member institutions and the capital markets by executing interest rate swaps with members.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2015	December 31, 2014
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair-value	$8,247	$9,440
		Economic	134	—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	894	800
		Economic	3	—
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	5	8
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	150	30
		Economic	15
Sub-total advances			9,448	10,278
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	3,411	3,017
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable rate index and offsets option risk in the investment.	Fair-value	272	—
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	341	341
Sub-total investments			4,024	3,358
Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed rate MDCs resulting from changes in interest rates.	Economic	106	252
Sub-total mortgage loans			106	252
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	10,259	10,068
		Economic	—	127
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	1,294	4,075
		Economic	—	—
Receive float with embedded features, pay floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	—	10
		Economic	—	100
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	70	80
Sub-total CO bonds			11,623	14,460
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	100	1,249
Sub-total discount notes			100	1,249
Stand-alone derivatives:
MDCs	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	107	252
Sub-total stand-alone derivatives			107	252
Total			$25,408	$29,849

The above table includes interest-rate swaps and caps, TBA mortgage loan hedges, and MDCs. Complex swaps include, but are not limited to, step-up and range bonds. The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2015			December 31, 2014
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$3,754	$3,683	98%	$3,145	$3,017	96%
Total variable-rate	285	—	—%	357	—	—%
Total AFS securities, amortized cost	$4,039	$3,683	91%	$3,502	$3,017	86%

Advances:
Total fixed-rate	$19,791	$9,308	47%	$15,475	$10,240	66%
Total variable-rate	7,016	140	2%	5,155	38	1%
Total advances, par value	$26,807	$9,448	35%	$20,630	$10,278	50%

CO bonds:
Total fixed-rate	$22,312	$11,484	51%	$23,589	$14,269	60%
Total variable-rate	5,555	140	3%	1,910	190	10%
Total CO bonds, par value	$27,867	$11,624	42%	$25,499	$14,459	57%

Discount notes:
Total fixed-rate	$19,267	$100	1%	$12,571	$1,250	10%
Total variable-rate	—	—	—%	—	—	—%
Total discount notes, par value	$19,267	$100	1%	$12,571	$1,250	10%

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

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2015 and 2014 are included in the tables below ($ amounts in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2015
Statement of Income	2015	2015	2015	2015	Total
Total interest income	$127	$133	$138	$146	$544
Total interest expense	78	86	90	94	348
Net interest income	49	47	48	52	196
Provision for (reversal of) credit losses	1	(1)	—	—	—
Net interest income after provision for credit losses	48	48	48	52	196
Total other income (loss)	4	8	—	(2)	10
Total other expenses	18	18	17	19	72
Income before assessments	34	38	31	31	134
AHP assessments	3	4	3	3	13
Net income	$31	$34	$28	$28	$121

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2014
Statement of Income	2014	2014	2014	2014	Total
Total interest income	$126	$121	$124	$124	$495
Total interest expense	79	77	79	76	311
Net interest income	47	44	45	48	184
Provision for (reversal of) credit losses	(1)	—	—	—	(1)
Net interest income after provision for credit losses	48	44	45	48	185
Total other income (loss)	6	10	7	(10)	13
Total other expenses	16	17	16	19	68
Income before assessments	38	37	36	19	130
AHP assessments	4	4	4	1	13
Net income	$34	$33	$32	$18	$117

Deposits

A summary of the average rates we paid on interest-bearing deposits that were greater than 10% of average total deposits is presented in the following table ($ amounts in millions).

	Years Ended December 31,
Type of Deposit	2015	2014	2013
Interest-bearing overnight deposits:
Average balance	$291	$388	$402
Average rate paid	0.01%	0.01%	0.01%
Interest-bearing demand deposits:
Average balance	$414	$373	$473
Average rate paid	0.01%	0.01%	0.01%

A summary of our time deposits in amounts of $100 thousand or more is presented in the following table ($ amounts in millions).

Term to Maturity	December 31, 2015	December 31, 2014
3 months or less	$—	$—
Over 3 months through 6 months	—	1
Over 6 months through 12 months	—	1
Over 12 months	—	—
Total	$—	$2

We had no individual time deposits in amounts of $250 thousand or more at December 31, 2015 or 2014.

Short-term Borrowings

A summary of our short-term borrowings for which the average balance outstanding exceeded 30% of capital is presented in the table below ($ amounts in millions).

	Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2015	2014	2013	2015	2014	2013
Outstanding at year end	$19,252	$12,568	$7,435	$7,632	$7,956	$9,734
Weighted average rate at year end	0.31%	0.12%	0.12%	0.28%	0.11%	0.12%
Daily average outstanding for the year	$12,617	$8,513	$8,041	$8,484	$9,531	$7,596
Weighted average rate for the year	0.16%	0.08%	0.10%	0.19%	0.11%	0.15%
Highest outstanding at any month end	$19,252	$12,568	$8,910	$10,164	$10,840	$9,984

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

As of December 31, 2015, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 15, Exhibits and Financial Statement Schedules. Additional acronyms and terms that are only used in this Item 11 are defined within Item 10.

Board of Directors

The Bank Act divides the directorships of the FHLBanks into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in their state. Independent directors are elected at-large by all the members in the FHLBank district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank.

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. A Finance Agency Order issued May 27, 2015 provides that we have sixteen seats on our board of directors for 2016, consisting of five Indiana member directors, four Michigan member directors, and seven independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2015 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

Each eligible institution may nominate representatives from member institutions in its respective state to serve as member directors. By statute and regulation, only our shareholders may nominate and elect member directors. Our board of directors is not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of our Bank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Finance Agency regulations do not require member institutions to communicate to us the reasons for their nominations, and we have no power to require them to do so.

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. The Bank Act prohibits an independent director from serving as an officer of any FHLBank or as a director, officer, or employee of any member of the applicable FHLBank, or of any recipient of any advance from an FHLBank.

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

Pursuant to the Bank Act and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions on our board. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com, by clicking on "Resources," "Corporate Governance" and "Board of Directors." Our members may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent director nominees may qualify to serve as our directors is based upon the nominees' satisfaction of the regulatorily prescribed eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board of directors then submits the slated independent director candidates to the Finance Agency for its review and comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order for that individual to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because, as explained above, member directors are nominated by our members. As noted above, our board of directors, after review by the Executive/Governance Committee and consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board of directors, by a majority vote of the remaining directors, shall elect an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility and, as to independent directors, his or her qualifications. Before electing an independent director, the FHLBank must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board of directors, the FHLBank must send a notice to its members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. There were no vacancies during 2015.

2015 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2015 was the election of two Michigan member directors and two independent directors in the fourth quarter. In 2015 the nomination of member directors and independent directors was conducted by mail, and the election was conducted electronically. No meeting of the members was held with regard to the election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The 2015 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Our directors are listed in the table below, including those who served in 2015 or serve as of March 11, 2016.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
James D. MacPhee, Chair (1)	68	1/1/2008	12/31/2018	Member (MI)
Dan L. Moore, Vice Chair (1)	65	1/1/2011	12/31/2018	Member (IN)
Jonathan P. Bradford (2)	66	4/24/2007	12/31/2016	Independent
Matthew P. Forrester	59	1/1/2010	12/31/2017	Member (IN)
Timothy P. Gaylord	61	1/1/2005	12/31/2015	Member (MI)
Karen F. Gregerson	55	1/1/2013	12/31/2016	Member (IN)
Michael J. Hannigan, Jr.,	71	4/24/2007	12/31/2017	Independent
Carl E. Liedholm	75	1/1/2009	12/31/2016	Independent
James L. Logue, III	63	4/24/2007	12/31/2017	Independent
Robert D. Long	61	4/24/2007	12/31/2019	Independent
Michael J. Manica	67	1/1/2016	12/31/2019	Member (MI)
Christine Coady Narayanan (3)	52	1/1/2008	12/31/2019	Independent
Jeffrey A. Poxon	69	6/15/2006	12/31/2017	Member (IN)
John L. Skibski	51	1/1/2008	12/31/2019	Member (MI)
Thomas R. Sullivan	65	1/1/2011	12/31/2018	Member (MI)
Larry A. Swank	73	1/1/2009	12/31/2018	Independent
Maurice F. Winkler, III	60	1/1/2009	12/31/2016	Member (IN)

(1)
Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 20, 2015, our board of directors elected Mr. MacPhee as Chair and Mr. Moore as Vice Chair, both for two-year terms expiring December 31, 2017.

(2)	Public Interest Director designation, effective April 24, 2007, throughout current term.

(3)	Public Interest Director designation, effective May 15, 2014, throughout current term.

Each of our directors serves on one or more committees of our board. The following table presents the committees on which each director serves as of March 11, 2016 as well as whether the director is the chair (C), vice chair (VC), member (x), Ex-Officio member (EO), or alternate (A) of the respective committee.

Name	Executive / Governance	Finance	Affordable Housing	Human Resources	Audit	Risk Oversight	Budget / Information Technology
James D. MacPhee	C	EO	EO	EO	EO	EO	EO
Dan L. Moore	VC			x			x
Jonathan P. Bradford	x	x	C
Matthew P. Forrester		x			x		C
Karen F. Gregerson					VC	x	x
Michael J. Hannigan, Jr.,			VC	x			x
Carl E. Liedholm		C	x			x
James L. Logue, III	x		x				VC
Robert D. Long				x	C		x
Michael J. Manica		x			x		x
Christine Coady Narayanan	x			C	x
Jeffrey A. Poxon	x		x			VC
John L. Skibski					x	C
Thomas R. Sullivan	x			VC		x
Larry A. Swank	A	VC	x
Maurice F. Winkler, III		x		x

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

James D. MacPhee is the Vice Chair of the board of directors of Kalamazoo County State Bank in Schoolcraft, Michigan, after having served as a director and its Chief Executive Officer from 1991 through his retirement in December 2015. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is a past chair of the latter organization and currently serves on its Executive Committee. He holds an associate's degree in business from Kalamazoo Valley Community College and attended a two-year accelerated executive management program at the University of Michigan (Ross School of Business).

Dan L. Moore is the President and Chief Executive Officer of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore holds a bachelor's degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

Jonathan P. Bradford is the owner and President of Development and Construction Resources, LLC in Grand Rapids, Michigan, which provides consulting services for non-profit companies engaged in affordable housing and community development activities. In addition, Mr. Bradford is Vice President of the board of the Michigan Non-Profit Housing Corporation, which owns several multi-family housing developments in Grand Rapids and Detroit, Michigan, and is a board member of the Genesis Non-Profit Housing Corporation, an organization in Grand Rapids, Michigan that provides housing and support services to persons with disabilities or age-related challenges. Mr. Bradford retired in September 2015 as President and Chief Executive Officer of Inner City Christian Federation, in Grand Rapids, Michigan, a position he had held since 1981. Inner City Christian Federation is involved in the development of affordable housing, as well as housing education and counseling. As President and Chief Executive Officer of Inner City Christian Federation, Mr. Bradford developed the organization's real estate development financing system and guided the development of over 500 housing units and approximately 70,000 square feet of commercial space. Mr. Bradford holds a bachelor's degree from Calvin College and a master's degree in social work from the University of Michigan with a concentration in housing and community development policy and planning. He is also licensed in the State of Michigan as a residential building contractor.

Matthew P. Forrester is the Regional Chairman of German American Bancorp, the banking subsidiary of German American Bancorp, Inc., a NASDAQ-listed financial services holding company, and has held that position since March 1, 2016. Before that appointment, he had served since 1999 as President and Chief Executive Officer of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, a NASDAQ-listed bank holding company in Madison, Indiana. River Valley Bancorp merged into German American Bancorp, Inc. effective March 1, 2016. Prior to 1999, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp, for 14 years. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions for 3 years. Mr. Forrester holds a bachelor's degree from Wabash College and a master of business administration degree from St. Francis College.

Timothy P. Gaylord is the President and Chief Executive Officer of Capital Directions, Inc., a bank holding company in Mason, Michigan, and Mason State Bank, its banking subsidiary, and has held those positions since 1995. Mr. Gaylord holds a bachelor's degree from Central Michigan University, and has completed additional course work in management, strategic planning and finance from several graduate management and banking schools. During 2015, Mr. Gaylord served as Vice Chair of our Risk Oversight Committee and also served on our Audit and Finance Committees.

Karen F. Gregerson is the Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, and has held that position since 1997. Prior to being appointed Chief Financial Officer, Ms. Gregerson served as Special Projects Manager and Controller for the same institution. Ms. Gregerson holds a bachelor's degree from Ball State University and a master of science degree in organizational leadership from Indiana Tech.

Michael J. Hannigan, Jr. has been employed in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate and financial consulting company in Carmel, Indiana, and has held that position since 2007 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc., a residential real estate company. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has served as a director and founding partner of several companies engaged in residential development, home building, private water utility service, industrial development, and private capital acquisition. Mr. Hannigan is a director of the Indiana Builders Association, a trade association. He holds a bachelor's degree from the University of Notre Dame. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over forty years of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm holds a bachelor's degree from Pomona College and a doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters.

James L. Logue, III has been the Senior Vice President and Chief Operating Officer of Cinnaire Corp., formerly Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 30 years' experience in affordable housing and finance matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at HUD in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C., and as Chair of the board of directors of the Corporation for Supportive Housing, New York, New York. In addition, he serves on the Community Care Board of Sparrow Health System, a locally owned and governed health system in Lansing, Michigan. Mr. Logue holds a bachelor's degree from Kean College.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Since December 2014, Mr. Long has been a member of the board, Chair of the Audit Committee and Audit Committee financial expert for Celadon Group, Inc., an NYSE-listed transportation and logistics company. From 2010 to 2015, Mr. Long was a member of the board, Chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. From 2009 to 2014, Mr. Long was a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. He holds a bachelor's degree from Indiana University.

Michael J. Manica is the President and Chief Executive Officer and a director of United Community Financial Corporation, a bank holding company, and its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held that position since March 2014. Before his appointment as President and Chief Executive Officer, Mr. Manica had served as President and Chief Operating Officer and director since 2000. His career with United Bank of Michigan began in 1980. He was previously employed at the FDIC. Mr. Manica serves as Treasurer of the Michigan Bankers Association. He holds a bachelor's degree from the University of Michigan and completed the Graduate School of Banking at the University of Wisconsin.

Christine Coady Narayanan is the President and Chief Executive Officer of Opportunity Resource Fund, with offices in Lansing and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit CDFI engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. She holds a bachelor's degree from Spring Arbor University.

Jeffrey A. Poxon is an Associate Vice President - Investment Officer of Purdue Federal Credit Union in West Lafayette, Indiana, and has held that position since October 2014. Mr. Poxon retired in 2012 as the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon had been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. From 1992 until November 2014, he served as a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana. He holds a bachelor's degree and a master of science degree from Purdue University - Krannert School of Management.

John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., a NASDAQ-listed bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 25 years' experience in banking in various financial controls capacities. He holds a bachelor's degree and a master of business administration degree from the University of Toledo.

Thomas R. Sullivan is a director of Mercantile Bank Corp., a NASDAQ-listed bank holding company, and Mercantile Bank of Michigan, its banking subsidiary, after having served as Chair of the board of directors of Mercantile Bank Corp. from June 2014 until his retirement as Chair in May 2015. From 2000 through June 2014, Mr. Sullivan was President, Chief Executive Officer, and a director of Firstbank Corporation, a NASDAQ-listed multi-bank holding company in Alma, Michigan, and a director of each of its subsidiary banks. Mr. Sullivan was also President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over forty years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan holds a bachelor's degree from Wayne State University, and has attended several banking schools.

Larry A. Swank is Founder, Chief Executive Officer and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chief Executive Officer of Sterling Group, Inc. since 1979, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing and storage units. Mr. Swank's company manages over 55 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1997 and as a member of its Executive Board from 1997 to 2012. He has served as Chair of that association's housing finance committee on three separate occasions.

Maurice F. Winkler, III is a director of Horizon Bancorp, a NASDAQ-listed bank holding company, and Horizon Bank, N.A., its banking subsidiary, a position he has held since July 2015. From 1996 until July 2015, Mr. Winkler was President and Chief Executive Officer of Peoples Bancorp, a bank holding company, and its banking subsidiary, Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He was also a director of Peoples Bancorp from 1993 through July 2015. Mr. Winkler served as Chief Financial Officer of the bank and the holding company from 1987 to 1996. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler holds a bachelor's degree from Purdue University.

Audit Committee and Audit Committee Financial Expert. Our board of directors has a standing Audit Committee that was comprised of the following directors as of December 31, 2015:

Robert D. Long, Chair
Karen F. Gregerson, Vice Chair
Matthew P. Forrester
Timothy P. Gaylord
Christine Coady Narayanan
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

The 2016 Audit Committee is comprised of the following directors as of March 11, 2016:

Robert D. Long, Chair
Karen F. Gregerson, Vice Chair
Matthew P. Forrester
Michael J. Manica
Christine Coady Narayanan
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is an Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm. Our board of directors has determined that Mr. Long is "independent" under the New York Stock Exchange rules definition, but has further determined that no member director may qualify as "independent" under that definition due to the cooperative ownership structure of our Bank by its member institutions. For further discussion about the duties and functions of the Audit Committee and the board of directors' analysis of director independence, see Item 13. Certain Relationships and Related Transactions and Director Independence.
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

Executive Officers

Our Executive Officers during the last completed fiscal year, as determined under SEC rules, are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Cindy L. Konich (1)	59	President - Chief Executive Officer
Robert E. Gruwell (2)	67	Executive Vice President - Finance
Gregory L. Teare (3)	62	Senior Vice President - Chief Financial Officer
LaVonne C. Cate (4)	65	Senior Vice President - Chief Administrative Officer
Jonathan W. Griffin (5)	45	Senior Vice President - Chief Credit and Marketing Officer
Mary M. Kleiman (6)	56	Senior Vice President - General Counsel and Chief Compliance Officer
Gregory J. McKee (7)	42	Senior Vice President - Chief Internal Audit Officer
William D. Miller (8)	58	Senior Vice President - Chief Risk Officer
K. Lowell Short, Jr. (9)	59	Senior Vice President - Chief Accounting Officer
Deron J. Streitenberger (10)	48	Senior Vice President - Chief Business Operations Officer

(1)
Ms. Konich was appointed by our board of directors to serve as President - CEO in July 2013. Prior to that appointment, she served as Acting Co-President - CEO for two periods during 2013. Previously, Ms. Konich had been promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer in July 2010 after having served as Senior Vice President - Chief Financial Officer beginning in September 2007. Ms. Konich holds an MBA and is a CPA.

(2)
Mr. Gruwell retired effective April 3, 2015. Mr. Gruwell was promoted to Executive Vice President - Finance effective in July 2014, after having been promoted to Senior Vice President - Chief Financial Officer in July 2013. Mr. Gruwell was appointed by our board of directors to serve as First Vice President - Chief Investment Officer in April 2008, and was named Chief Capital Markets Officer in November 2009. Mr. Gruwell holds a bachelor's degree in accountancy.

(3)
Mr. Teare was appointed as Senior Vice President - Chief Financial Officer in February 2015. He was previously appointed by our board of directors as Senior Vice President - Chief Banking Officer in September 2008. Mr. Teare holds an MBA.

(4)
Ms. Cate was promoted to Senior Vice President - Chief Administrative Officer effective January 2015, after having served as First Vice President beginning in January 2012. She had served as Director of Human Resources and Administration beginning in July 2007. Ms. Cate holds a bachelor's degree and is a Senior Professional in Human Resources ("SPHR").

(5)
Mr. Griffin was promoted to Senior Vice President - Chief Credit and Marketing Officer effective January 2015. Mr. Griffin was appointed as Chief Credit and Marketing Officer in September 2011. He had been promoted to First Vice President in December 2008 while serving as Credit Services Director. Mr. Griffin holds an MBA and is a CFA.

(6)
Ms. Kleiman was appointed by our board of directors as Senior Vice President - General Counsel in May 2015. In November 2015, she was appointed by our board of directors as Chief Compliance Officer. Before joining our Bank, Ms. Kleiman was Associate General Counsel of Anthem, Inc. from 2009 to May 2015, and was First Vice President - Associate General Counsel of the Bank from 2006 to 2008. Ms. Kleiman began serving as an attorney with the Bank in 2000. She holds a JD and is licensed to practice law in the State of Indiana. Ms. Kleiman is also an SPHR and a Senior Certified Professional with the Society of Human Resources Management.

(7)
Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Director of Internal Audit effective February 2006. Mr. McKee holds an MBA and is a CPA.

(8)
Mr. Miller was promoted to Senior Vice President - Chief Risk Officer in February 2014, after having been appointed by our board of directors as First Vice President - Chief Investment Officer in May 2013. Mr. Miller joined our Bank as First Vice President - Director of Capital Markets in July 2011. Before joining our Bank, Mr. Miller was employed by the FDIC as Capital Markets Corporate Expert. Mr. Miller holds an MBA.

(9)	Mr. Short was appointed by our board of directors as Senior Vice President - Chief Accounting Officer in August 2009. Mr. Short holds an MBA and is a CPA.

(10)
Mr. Streitenberger was appointed as Senior Vice President - Chief Business Operations Officer in November 2015 after having been appointed as Senior Vice President - Chief Information / MPP Operations Officer, in February 2015. He was previously promoted to Senior Vice President - Chief Information Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Chief Information Officer in June 2013. Before joining our Bank, Mr. Streitenberger served as Vice President - Shared Services at Inmar Corporation from 2012 to 2013. Before joining Inmar Corporation, he was Vice President - Chief Information Officer at Republic Financial Indemnity Group from 1998 to 2012. Mr. Streitenberger holds an MBA.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of our Bank, including our principal executive officer, our principal financial officer, our principal accounting officer, and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website by scrolling down to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the blue navigation menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 15, Exhibits and Financial Statement Schedules. Additional acronyms and terms that are only used in this Item 11 are defined within Item 11.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") is a standing committee that serves as the Compensation Committee of the board of directors and is comprised solely of directors. No officers or employees of our Bank serve on the HR Committee. Further, no director serving on the HR Committee has ever been an officer of our Bank or had any other relationship that would be disclosable under Item 404 of SEC Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for fiscal year 2015.

As of December 31, 2015, the HR Committee was comprised of the following directors:

Christine Coady Narayanan, Chair
Thomas R. Sullivan, Vice Chair
Robert D. Long
Dan L. Moore
Maurice F. Winkler, III
James D. MacPhee, Ex-Officio Voting Member

The HR Committee is comprised of the following directors as of March 11, 2016:

Christine Coady Narayanan, Chair
Thomas R. Sullivan, Vice Chair
Michael J. Hannigan, Jr.
Robert D. Long
Dan L. Moore
Maurice F. Winkler III
James D. MacPhee, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been required under clause (iii), but for the fact that the individual was not serving as an Executive Officer of our Bank at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2015).

NEO	Title
Cindy L. Konich	President - Chief Executive Officer - PEO
Robert E. Gruwell (1)	Executive Vice President - Finance - former PFO
Gregory L. Teare	Senior Vice President - Chief Financial Officer ("CFO") - PFO
William D. Miller	Senior Vice President - Chief Risk Officer ("CRO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")
Deron J. Streitenberger	Senior Vice President - Chief Business Operations Officer ("CBOO")

(1)	Mr. Gruwell retired effective April 3, 2015.

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2015) and reports regularly to the board of directors on its recommendations. In carrying out its responsibilities and duties, the HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board of directors, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (six times in 2015) and reports its recommendations to the board of directors.

Regulation of Executive Compensation. Because we are a GSE, all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. The Bank Act and a rule on executive compensation adopted by the Finance Agency in January 2014 ("Executive Compensation Rule") provide the Director with the authority to prevent the FHLBanks from paying compensation to their executive officers that is not "reasonable and comparable" to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. While the Safety and Soundness Act and the Executive Compensation Rule prohibit the Director from setting specific levels or ranges of compensation for FHLBank executive officers, the Executive Compensation Rule does authorize the Director to identify relevant factors for determining whether executive compensation is reasonable and comparable. Under the Executive Compensation Rule, such factors include but are not limited to: (i) the duties and responsibilities of the position; (ii) compensation factors that indicate added or diminished risks, constraints, or aids in carrying out the responsibilities of the position; and (iii) performance of the executive officer's institution, the specific executive officer, or one of the institution's significant components with respect to achievement of goals, consistency with supervisory guidance and internal rules of the entity, and compliance with applicable law and regulation.

In addition, Finance Agency Advisory Bulletin 2009-AB-02, issued in October 2009, sets forth certain principles for executive compensation practices to which the FHLBanks and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

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

In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. We have incorporated these principles and the Executive Compensation Rule into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

Further, in April 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered financial institutions," which include the FHLBanks, from entering into incentive-based compensation arrangements that encourage inappropriate risks. Covered persons under this proposed rule include senior management responsible for the oversight of firm-wide activities or material business lines, as well as non-executive employees or groups of those employees whose activities may expose the institution to a material loss. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

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

Although this proposed rule has not been finalized by any of the issuing regulators, we have incorporated its concepts into our development, implementation and review of compensation policies and practices, as described below. As we have applied it, this rule:

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

In January 2014, the Finance Agency also published a final rule ("Golden Parachute Rule") setting forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Under this rule, golden parachute payments can include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, under the appointment of a conservator or receiver or in a troubled condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. The Golden Parachute Rule makes Finance Agency regulations on golden parachute arrangements more consistent with FDIC golden parachute regulations.

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

Compensation Philosophy and Objectives. In 2015, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages responsible growth and prudent risk-taking while delivering a competitive pay package.

Specifically, our compensation program is designed to reward:

•	the attainment of performance goals;

•	the implementation of short- and long-term business strategies;

•	the accomplishment of our public policy mission;

•	the effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	the growth and enhancement of senior management leadership and functional competencies; and

•	the accomplishment of goals to maintain an efficient cooperative system of FHLBanks.

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. We are not able to offer equity-based compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to four of the NEOs identified in this Report) and other retirement benefits (as to all NEOs). This approach will generally lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors. The President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends to the Budget/Information Technology Committee, for approval by the board of directors, the percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget. The benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for the board of directors' review and approval.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last five years, McLagan, an AON company, was engaged to work with the HR Committee to evaluate and update our salary benchmarks for certain positions, including the NEOs' positions, in our Bank. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan. The primary competitor group is comprised of the other 10 FHLBanks and a number of large regional/commercial banks and other financial companies ("Primary Competitor Group"). The benchmark jobs used from the other FHLBanks are comprised of their comparable position at our Bank (e.g., CEO to CEO). The benchmark jobs used from the other regional/commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at a large regional bank compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank.

A number of other publicly-traded regional/commercial banks with assets of $10 billion to $20 billion makes up the secondary competitor group ("Secondary Competitor Group"). The benchmark jobs used from the Secondary Competitor Group include the NEOs reported in their proxy statements, which capture the executive responsibilities encompassed in the positions. The Primary and Secondary Competitor Groups are collectively referred to as "Competitor Groups" and are listed below.

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

The following institutions are in the Primary Competitor Group, as determined for 2015 compensation decisions.

ABN AMRO	First Merit Bank
AIB Capital Markets	First Niagara
Ally Financial Inc.	Freddie Mac
Associated Banc-Corp	GE Capital
Australia & New Zealand Banking Group	Hancock Bank
Banco Bilbao Vizcaya Argentaria	HSBC
Banco Santander	Huntington Bancshares, Inc.
Bank Hapoalim	ING
Bank of America	JP Morgan
Bank of Ireland Corporate Banking	KBC Bank
Bank of the West	KeyCorp
BBVA Compass	Landesbank Baden-Wuerttemberg
BMO Capital Markets	Lloyds Banking Group
BNP Paribas	M&T Bank Corporation
BOK Financial Corporation	Macquarie Bank
Branch Banking & Trust Co.	Mitsubishi Securities
Brown Brothers Harriman & Co.	Mitsubishi UFJ Trust & Banking Corporation
Capital One	Mizuho Bank
China Merchants Bank	Mizuho Capital Markets
CIBC World Markets	MUFG Union Bank
Citigroup	National Australia Bank
Citizens Bank	Natixis
Citizens Financial Group	New York Community Bank
City National Bank	Nomura Securities
CLSA	Nord/LB
Comerica	OCBC Bank
Commerzbank	People's United Bank
Commonwealth Bank of Australia	PNC Bank
Credit Agricole CIB	Rabobank
Credit Industriel et Commercial	Rabobank Nederland
Cullen Frost Bankers, Inc.	RBS/Citizens Bank
DBS Bank	Regions Financial Corporation
Dexia	Royal Bank of Canada
DnB Bank	Sallie Mae
DVB Bank	Santander Bank, NA
DZ Bank	Societe Generale
Erste Group Bank AG	Standard Chartered Bank
Espirito Santo Investment	State Street Bank & Trust Company
EverBank	Sumitomo Mitsui Banking Corporation
Fannie Mae	Sumitomo Mitsui Trust Bank
Federal Home Loan Bank of Atlanta	SunTrust Banks
Federal Home Loan Bank of Boston	SVB Financial Group
Federal Home Loan Bank of Chicago	Synovus
Federal Home Loan Bank of Cincinnati	TD Securities
Federal Home Loan Bank of Dallas	The Bank of New York Mellon
Federal Home Loan Bank of Des Moines	The Bank of Nova Scotia
Federal Home Loan Bank of New York	The CIT Group
Federal Home Loan Bank of Pittsburgh	The Norinchukin Bank, New York Branch
Federal Home Loan Bank of San Francisco	The Northern Trust Corporation
Federal Home Loan Bank of Seattle	U.S. Bancorp
Federal Home Loan Bank of Topeka	Umpqua Holding Corporation
Federal Reserve Bank of Atlanta	UniCredit
Federal Reserve Bank of New York	United Overseas Bank Group
Federal Reserve Bank of San Francisco	Webster Bank
Fifth Third Bank	Wells Fargo Bank
First Citizens Bank	Westpac Banking Corporation
Zions Bancorporation

The following institutions are in the Secondary Competitor Group, as determined for 2015 for compensation decisions.

Astoria Financial Corp.	PacWest Bancorp
BancorpSouth Inc.	PrivateBancorp Inc.
Bank of Hawaii Corp.	Susquehanna Bancshares Inc.
BankUnited Inc.	TCF Financial Corp.
Cathay General Bancorp	Texas Capital Bancshares Inc.
F.N.B. Corp.	Trustmark Corp.
Fulton Financial Corp.	UMB Financial Corp.
IBERIABANK Corp.	United Bankshares Inc.
International Bancshares Corp.	Valley National Bancorp
Investors Bancorp Inc.	Washington Federal Inc.
MB Financial Inc.	Western Alliance Bancorp
Old National Bancorp

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by the board of directors or HR Committee. The Human Resources Director assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the President - CEO, the HR Committee, the Budget/IT Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Additionally, the Chief Administrative Officer makes recommendations regarding officer appointments and salary levels for all Bank employees, which are evaluated by senior management or one of the board committees, depending on the position. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the board of directors and the Budget/IT Committee when establishing the goals and anticipated payout terms for the incentive compensation plans. The Chief Risk Officer oversees the Enterprise Risk Management ("ERM") department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee (as well as the Executive/Governance Committee with respect to the President - CEO's compensation) routinely reviews our policies and practices of compensating our employees, including non-executive officers, and have determined that none of such policies and practices result in any risk that is reasonably likely to have a material adverse effect on our Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features that operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance, review and regulatory structure that serves and supports risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2015 consisted of:

(1)	base salaries;

(2)	annual and deferred incentive opportunities;

(3)	retirement benefits;

(4)	perquisites and other benefits; and

(5)	potential payments upon termination or change in control.

The board of directors has structured the compensation programs to comply with Internal Revenue Code ("IRC") Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. The KESA with our President-CEO contains provisions that "gross-up" certain benefits paid thereunder in the event she should become liable for an excise tax on such benefits. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

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

The President - CEO's base salary is established annually by the board of directors after review and recommendation by the Executive/Governance Committee. Our board of directors has concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position and the extent to which the President - CEO is responsible for the overall performance of our Bank. In setting the President - CEO's base salary, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the overall performance of our Bank, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from her base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and board of directors consider all the factors as a whole in determining the President - CEO's base salary. For 2015 the Executive/Governance Committee recommended, and the board of directors approved, a market adjustment and merit increase for Ms. Konich's base salary totaling 6.25%.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO, who has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups, input from the HR Committee, and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon her subjective evaluation and weighting of the various factors, and after discussion with the HR Committee, in late 2014 Ms. Konich approved the following increases to the NEOs' base salaries for 2015: Mr. Gruwell, 3.0%; Mr. Teare, 27.0% (reflecting his promotion to CFO); Mr. Miller, 3.0%; Mr. Short, 6.5%; and Mr. Streitenberger, 5.8%.

In October 2015, the HR Committee recommended and the board of directors approved for the 2016 salary budget affecting all employees (i) merit and market-based increases averaging 3.0% of annual base salaries and (ii) promotional and equity adjustments averaging an additional 1.5% of annual base salaries. These approved amounts were used in adjusting base salaries for 2016 and were incorporated into our 2016 operating budget as recommended by our Budget/IT Committee and approved by our board of directors on November 20, 2015, except that NEO base salary increases above 3% for 2016 were not included in the operating budget percentage increase calculation. Based on the factors described above and consideration of McLagan's recommendations, the Executive/Governance Committee recommended and the board of directors approved a market adjustment and merit increase for Ms. Konich's annual base salary totaling 14%, resulting in a 2016 base salary of $775,242, effective December 28, 2015. In addition, after consultation with the HR Committee, Ms. Konich, as President - CEO, approved the following increases to the NEOs' base salaries for 2016, effective December 28, 2015.

NEO (1)	Merit Increase % for 2016	Base Salary for 2016
Gregory L. Teare	6.5%	$372,788
William D. Miller	3.0%	322,582
K. Lowell Short, Jr.	3.0%	303,888
Deron J. Streitenberger	6.0%	314,860

(1)	Mr. Gruwell retired effective April 3, 2015.

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

Incentive Opportunities - 2011 and Prior Plan Years. To remain market-competitive at the median level of the benchmarks, promote stability in earnings and facilitate our long-term safe and sound operation, the board of directors established a Long-Term Incentive ("LTI") Plan and a Short-Term Incentive ("STI") Plan, commencing January 1, 2008 (collectively, "2008 Plan"). Under the 2008 Plan, a Level I Participant was the President - CEO, and a Level II Participant was an Executive Vice President ("EVP") or Senior Vice President ("SVP"). For 2011 and prior plan years, the pay-outs of the STI Plan (annually) and LTI Plan (after three years) were generally calculated for each specific goal as follows:

Performance result for each specific goal in the plan	x	Interpolation factor between threshold, target and maximum award levels	x	Weighted value for each specific goal	x	% of base salary incentive opportunity based on job position	=	% achieved for each specific goal

Sum of % achieved for each specific goal	x	Participant's annual base salary	=	Incentive award

The 2011 performance goals for the STI Plan included 6 mission goals, with 14 components within these goals, for all participants, including the NEOs who were employed by the Bank during 2011. These goals were tied to profitability, advances, MPP volume, the total amount of Community Investment Program ("CIP") advances originated, IT, and Risk Management reporting. The goals were weighted based upon the consideration of the impact on our overall mission. The plan established threshold, target, and maximum performance levels for each goal. These incentive goals were derived from, and each was specifically aligned to, our strategic plan and financial forecast that were prepared by management and approved by the board of directors. As explained below, the actual STI Plan payments for 2011 were utilized in calculating a deferred incentive compensation opportunity for certain NEOs for 2012.

Incentive Opportunities - 2012 and Subsequent Plan Years. In late 2011, the board of directors adopted an incentive plan effective January 1, 2012 ("Incentive Plan"). The Incentive Plan is a cash-based incentive plan that provides award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any employee hired before October 1 of a calendar year became a "Participant" in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's President - CEO, an EVP or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with our Bank containing certain non-solicitation and non-disclosure provisions. Under the Incentive Plan, the HR Committee determines appropriate performance goals and the relative weight to be accorded to each goal, subject to approval by the board of directors. The Incentive Plan effectively combined our STI Plan and LTI Plan into one incentive plan for all employees, except for Internal Audit. The migration from the 2008 Plan to the Incentive Plan occurred from 2012 through 2015 as described below. The 2008 Plan and the Incentive Plan, both as amended, are on file with the SEC. The following sections describe the incentive compensation arrangements for the NEOs under the Incentive Plan.

Gap Year Award. Under the Incentive Plan, the board of directors made a special award to Level I Participants solely for calendar year 2012 to address a gap in payment of incentive compensation during calendar year 2015 that arose as a result of the implementation of the Incentive Plan and the discontinuation of the 2008 Plan ("Gap Year Award"). All Gap Year Award recipients were Executive Officers at the time the Gap Year Award was made. The Gap Year Award became earned and vested over a three-year period that began on January 1, 2012 ("Gap Year Performance Period"), and was subject to the achievement of specified Bank performance goals over such period, the attainment by a potential recipient of at least a "Fully Meets Expectations" or "Satisfactory" individual performance rating for each year of such period, and (subject to certain limited exceptions) the potential recipient's employment on the last day of such period, December 31, 2014. Depending on the Bank's performance during the Gap Year Performance Period, the Final Award could have been worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

The following table presents the performance goals for the Gap Year Award related to our profitability, retained earnings and prudential management standards for the Gap Year Performance Period, together with actual results and specific achievement levels for each mission goal.

Gap Year - 2012-2014 Mission Goals	Weighted Value (1)	Threshold (2)	Target (2)	Maximum(2)	Actual	Achievement %	Weighted Average Achievement (3)
Profitability (4)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (5)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Management Standards:	30%	Achieve 2 Standards	(a)	Achieve all 3 Standards	maximum	125%	37%
1. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2012 through 2014.
2. Without board pre-approval, do not purchase more than $2.5 billion of conventional AMA per plan year.
3. Award to Bank members the annual AHP funding requirement in each plan year.
					Total Achievement		125%

(1)	The weighted value for Level I Participants (as defined in the Incentive Plan).

(2)
Gap Year Awards are subject to additional Performance Goals for the Gap Year Performance Period. Depending on the Bank’s performance during the Gap Year Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original Gap Year Award.

(3)	The weighted average payout for Level I Participants (as defined in the Incentive Plan).

(4)
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

(5)
Total retained earnings divided by mortgage assets calculated as total retained earnings divided by the sum of the carrying value of the MBS and AMA asset portfolios. The calculation was the simple average of 36 month-end calculations.

(a)	There was no target level for this goal.

Each of the Level I Participants listed below received an average performance rating for the Gap Year Performance Period of at least "Fully Meets Expectations" or "Satisfactory," and each was employed by our Bank on the last day of the Gap Year Performance Period, thereby satisfying the two remaining conditions for payment of the Gap Year Awards.

The following table presents the Gap Year Award payouts that resulted from applying the achievement levels described above to the 2011 STI Payments.

Gap Year Plan - 2012-2014 Performance Period
% of Original Award - Paid in 2015

NEO (1)	STI Plan Payment for 2011	Percentage of Actual STI Plan Payment for 2011 (2)	Original Gap Year Award	Total Achievement	Payout (3)
Cindy L. Konich	$132,083	67%	$88,496	125%	$110,619
Gregory L. Teare	86,315	67%	57,831	125%	72,289
K. Lowell Short, Jr.	87,339	67%	58,517	125%	73,146

(1)	Mr. Gruwell, Mr. Miller, and Mr. Streitenberger were not Level I Participants at the time of the original Gap Year Award.

(2)	The Incentive Plan provided that the actual 2011 STI Plan payments to EVPs and SVPs would be subject to a 67% award factor in order to determine the Gap Year Awards.

(3)	The final Gap Year Awards were paid on March 6, 2015.

Additional Incentive Opportunities - 2012 and Subsequent Plan Years. In accordance with Incentive Plan guidelines, the performance goals are established for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The performance goals are taken into consideration in determining the value of awards for Level I Participants, which may be Annual Awards and Deferred Awards, and for other Incentive Plan Participants (Annual Awards only). The board of directors defines "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served. The board of directors made no such adjustments during 2013, 2014 or 2015.

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

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for the Performance Periods 2012, 2013, 2014, 2015 and 2016.

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP	30.0%	50.0%	70.0%	15.0%	25.0%	35.0%	15.0%	25.0%	35.0%

(1)
As noted above, Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

2014 Annual Award. Pursuant to the Incentive Plan, the board of directors established the 2014 Annual Award Performance Period Goals, consisting of 4 mission goals, and 10 components within these goals, for all participants, including the NEOs. These goals were tied to profitability, member products, IT performance and risk management performance. Our performance for 2014 resulted in a total weighted average payout of 94% (93% for ERM).

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain target achievement levels and the actual percent of base salary payout achieved for 2014 (based on the total weighted average achievement) are presented below. As explained above, under the Incentive Plan, 50% of each NEO's 2014 Award was deferred for a three-year period.

2014 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2015

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Cindy L. Konich	25%	37.5%	50%	47%	$301,284
Robert E. Gruwell	15%	25%	35%	33%	115,644
Gregory L. Teare	15%	25%	35%	33%	90,401
William D. Miller (2)	15%	25%	35%	32%	97,952
K. Lowell Short, Jr.	15%	25%	35%	33%	90,596
Deron J. Streitenberger (3)	20%	25%	30%	29%	80,962

(1)	These amounts were paid on March 6, 2015.

(2)	The weighted value of certain goals were different for Mr. Miller (ERM) resulting in a different percentage of earned base salary.

(3)	Mr. Streitenberger was a First Vice President (Level II participant) throughout 2014.

2015 Annual Award. Pursuant to the Incentive Plan, in November 2014, the board of directors established the 2015 Annual Award Performance Period Goals for Level I Participants relating to specific mission goals for our profitability, member products, IT and risk management and reporting. The following table presents the weights, specific achievement levels and actual results for each 2015 mission goal ($ amounts in millions).

2015 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Achievement	Weighted Average Achievement (ERM)
Profitability (2)	25%	25%	350 bps	590 bps	700 bps	> target	81%	20%	20%
Member Products:
Member Advance Growth (3)	15%	15%	1%	2.5%	8%	maximum	100%	15%	15%
Advance Special Activity (4)	10%	5%	4 points	7 points	9 points	maximum	100%	10%	5%
MPP Production (5)	10%	10%	$750	$1,770	$2,250	> target	98%	10%	10%
MPP Participation Rate (6)	10%	10%	70%	80%	90%	> target	86%	9%	9%
CIP Advances Originated (7)	5%	5%	$50	$75	$100	maximum	100%	5%	5%
Information Technology (8)
Enhanced Capabilities (9)	5%	5%	(a)	(a)	(a)	maximum	100%	5%	5%
CBS Implementation (10)	5%	5%	(a)	(a)	(a)	maximum	100%	5%	5%
Risk Management and Reporting:
Retained Earnings (11)	10%	10%	5.7%	5.9%	6.3%	< threshold	—%	—%	—%
Prudential Management, Risk Oversight Committee Reports, and Risk Appetite Statement Compliance (12)	5%	10%	(a)	(a)	(a)	target	75%	3%	7%
Total	100%	100%						82%	81%

(a)
The table below presents the threshold, target, and maximum for Enhanced Capabilities, CBS Implementation, and Prudential Management, Risk Oversight Committee Reports, and Risk Appetite Statement Compliance.

2015 Mission Goals	Threshold	Target	Maximum
Enhanced Capabilities (9)	Deliver all Technology Strategy White Papers with proposed technology options.	Achieve Threshold and deliver a minimum of 6 detailed multi-release phased implementation plans, tied to Technology Strategy White Papers technology options or PPWG Roadmap.	Achieve Target and release to production at least two releases associated with the 6 multi-release implementation plans.
CBS Implementation (10)	Release to production a minimum of 6 CBS releases.	Achieve Threshold and release to production a Major Release in CBS that supports CO bonds and discount note integration into existing CBS platform.	Achieve Target and release to production another CBS Major Release
Prudential Management, Risk Oversight Committee Reports, and Risk Appetite Statement Compliance (12)	2 Prudential Management Self-Assessments and a ROC Report for at least 6 board meetings.	Achieve Threshold and remain within Policy and Regulatory Limit for each Risk Type identified in the RAS Limit and Tolerance Report, as amended from time to time, for each ROC Report.	Achieve Target and remain within the Tolerance for each Risk Type identified in the RAS Limit and Tolerance Report, as amended from time to time, for each ROC Report.

(1)	For Level I Participants other than those in ERM.

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

(8)
Status and reporting on these technology Goals and their attainment will be provided in writing by the Chief Information Officer, Chief Accounting Officer, and Chief Financial Officer, and will be confirmed by the President-CEO. The Chief Information Officer, Chief Accounting Officer, and Chief Financial Officer, and the President-CEO will advise the Committee designated in Section 1.3 of the Plan of unanticipated developments that could be expected to materially change the Bank’s ability to achieve these Goals. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the EVP-Finance will be substituted.

(9)
"PPWG" means project prioritization working group. Production delivery is defined as the implementation in production of software that is identified in a Technology Strategy White Paper and either supports new business capabilities or extends existing business capabilities. This Goal excludes all technology initiatives that are in testing as of November 2014.

(10)
A release will be approved by the CBS PPWG. A "Major Release" is a core banking solution ("CBS") software release that provides new functionality or major enhancement to existing functionality, and not fixes to existing functionality or minor enhancements to existing functionality. The CBS PPWG will determine whether a release is a "Major Release," subject to the review and concurrence of the CIO and President-CEO.

(11)
Total Retained Earnings divided by mortgage assets, measured at the end of each month. Calculated each month as Total Retained Earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The year-end calculation will be the simple average of the 12 month-end calculations.

(12)
As per the board of directors meeting schedule, provide the board of directors' Risk Oversight Committee the ERM report for at least six scheduled in-person meetings. Prudential Management Self-Assessments are performed twice annually to assess compliance with the Finance Agency Prudential Management & Operations Standards. "ROC" means Risk Oversight Committee of the board of directors. "RAS" means the Bank's Risk Appetite Statement as adopted by the board of directors and updated from time to time. Achievement of these objectives will be documented through the "RAS Limit and Tolerance Reports" that are presented to the ROC.

The following table presents the percent of base salary that an NEO may have earned for certain target achievement levels and the actual percent of base salary earned for the 2015 Annual Award (based on the total weighted average achievement).

2015 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Target Achievement Level - Paid in 2016

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary (1)	Amount (2)
Cindy L. Konich	25%	37.5%	50%	41%	$280,355
Robert E. Gruwell	15%	25%	35%	28%	31,594
Gregory L. Teare	15%	25%	35%	28%	97,547
William D. Miller (3)	15%	25%	35%	28%	87,630
K. Lowell Short, Jr.	15%	25%	35%	28%	83,894
Deron J. Streitenberger	15%	25%	35%	28%	84,341

(1)	As explained above, under the Incentive Plan, 50% of each NEO's 2015 Award was deferred.

(2)	These amounts were paid on March 4, 2016.

(3)	Although the weighted value of certain goals were different for Mr. Miller (ERM), his resulting percentage of earned base salary was the same as the other NEOs, excluding Ms. Konich.

2012 Deferred Award. Under the Incentive Plan, 50% of each Level I Participant's 2012 Award ("2012 Deferred Award") was deferred for a three-year period that ended December 31, 2015 ("2013-2015 Deferral Performance Period"). As explained above, the 2012 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2013-2015 Deferral Performance Period and certain other conditions. The following table presents the performance goals for the 2012 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2013-2015 Incentive Mission Goals	Weighted Value (1)	Threshold (2)	Target (2)	Maximum (2)	Actual Result	Achievement %	Weighted Average Achievement
Profitability
Potential Dividend over our Cost of Funds (3)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (4)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Standards	30%	Achieve 2 Prudential Standards	(a)	Achieve 3 Prudential Standards	maximum	125%	37%
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2013 through 2015
Without Board pre-approval, do not purchase more than $2.5 billion of conventional MPP assets per plan year
Award to Bank members the annual AHP funding requirement in each plan year, pursuant to the AHP Implementation Plan
					Total Achievement		125%

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
Potential Dividend over our Cost of Funds is defined as adjusted net income as a percentage of average total capital stock. Net income is adjusted (i) for the effects of current and prior period prepayments and debt extinguishments, (ii) to exclude mark-to-market adjustments and certain other effects from derivatives and hedging activities, and (iii) to exclude the effects from interest expense on MRCS. Assumes no material change in investment authority under the Finance Agency's regulation, policy or law. The Potential Dividend will be computed using a simple annual average over the three-year period.

(4)
Total retained earnings divided by mortgage assets calculated as total retained earnings divided by the sum of the carrying value of the MBS and MPP portfolios. The calculation will be the simple average of 36 month-end calculations.

(a)	There is no target level for this goal.

Each of the Level I Participants listed below received an average performance rating for the 2013-2015 Deferral Performance Period of at least "Fully Meets Expectations" or "Satisfactory," and each was employed by the Bank on the last day of the 2013-2015 Deferral Performance Period, thereby satisfying the two remaining conditions for payment of the 2012 Deferred Award.

The following table presents the payouts to the NEOs who were Level I Participants when the 2012 Deferred Award was made by applying the achievement levels described above to the 2012 Deferred Award.

2012 Incentive Plan - 2013-2015 Performance Period
% of Original Award - Payable in 2016

NEO (1)	Incentive Award for 2012	Percentage Deferred	Deferred Incentive Award	Total Achievement	Payout (2)
Cindy L. Konich	$240,430	50%	$120,215	125%	$150,269
Gregory L. Teare	158,576	50%	79,288	125%	99,110
K. Lowell Short, Jr.	160,464	50%	80,232	125%	100,290

(1)	Mr. Gruwell, Mr. Miller, and Mr. Streitenberger were not Level I participants when the 2012 Deferred Awards were made.

(2)	These amounts were paid on March 4, 2016.

2016 Annual Award. Pursuant to the Incentive Plan, on November 20, 2015, the board of directors established Annual Award Performance Goals for 2016 for Level I Participants relating to specific mission goals for profitability, member advances growth, MPP performance, information technology and CIP advances originated. The weights and specific achievement levels for each 2016 mission goal are presented below.

2016 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum
1. Profitability (2)	25%	25%	410 bps	520 bps	580 bps
2. Member Advances Growth (3)	25%	15%	0%	2.8%	7.6%
3. MPP Performance (4)	30%	30%	MPP production of at least $1 billion	MPP Production of at least $2 billion	Achieve Target and complete first trade on an Structured Agreement
4. Information Technology (5)	15%	20%	Complete Community Investment Technology Objective (6)	Achieve Threshold and complete End-of-Life Project (7)	Achieve Target and Implement CBS 3.0 (8)
5. CIP Advances Originated (9)	5%	10%	$50 million	$100 million	$150 million
Totals	100%	100%

(1)	For all Level I Participants, excluding those in ERM.

(2)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). Assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.

(3)
Member advances are calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2016 will be excluded from the calculation. Goal assumes no material change in membership eligibility under Finance Agency's regulation, policy, directive, guidance, or law.

(4)
MPP production, including FHA and conventional loans, will be the amount of all Master Delivery Contracts purchased by the Bank in 2016, without giving effect to whole or participation interests in loans acquired by other parties in 2016. Assumes no capital requirement for MPP. Excludes AMA obtained from or through other Federal Home Loan Banks. It also assumes no material change in AMA authority under the Finance Agency's regulation, policy, directive, guidance, or law. "Structured Agreement" means an arrangement or agreement whereby the Bank may sell interests in mortgage loans purchased from members through MPP to one or more third parties, or arrange for one or more third parties to acquire such interests directly from one or more members through MPP.

(5)
Status and reporting on this Information Technology goal and its attainment will be provided in writing by the Chief Information Officer, Chief Accounting Officer, and Chief Financial Officer, and will be confirmed by the President-CEO. The Chief Information Officer, Chief Accounting Officer, Chief Financial Officer, and the President-CEO will advise the Committee designated in Section 1.3 of the Plan of unanticipated developments that could be expected to materially change the Bank’s ability to achieve this Goal. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the Senior Vice President-Chief Administrative Officer will be substituted.

(6)
The Community Investment Technology Build project involves enhancing the Bank's ability to execute on its affordable housing mission. Successful delivery of this Technology Objective requires that, on or before December 31, 2016, the Information Technology and Community Investment departments have finished determining requirements and developed and approved an implementation plan and a phased implementation design for the technology enhancements.

(7)
The End-of-Life Project involves certain Oracle database technologies that have reached end-of-life status. Successful delivery of this Technology Objective requires development of an action plan to address end-of-life status for these technologies, and execution of the action plan in full before December 31, 2016, with all technology updates in production by such date.

(8)
CBS 3.0 means the Calypso enhancements necessary to support long-term securities investments, other than mortgage-backed securities. Successful delivery of this Technology Objective requires that, on or before December 31, 2016, Calypso is the system of record for long-term securities investments, other than mortgage-backed securities.

(9)
CIP Advances are newly-originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Federal Home Loan Bank Act.

The weights and specific goals for the 2016 Performance Period differ from those used for the 2015 Performance Period, primarily with respect to the minimum threshold, target and/or maximum performance levels for profitability, advances growth and MPP production. The minimum threshold level for profitability increased to 410 bps for 2016 (compared to 350 bps for 2015), while the target and maximum performance levels for profitability were reduced for 2016 compared to 2015 (from 590 bps to 520 bps, and from 700 bps to 580 bps, respectively) to more closely align those performance levels with our strategic financial forecast. While the 2015 Performance Period goals included separate minimum threshold, target and maximum achievement performance levels for advance special activity, in order to simplify the advances growth goal, the board of directors elected not to include this special activity as a separate goal for the 2016 Performance Period. The minimum threshold and target performance levels for MPP production were increased for 2016 compared to 2015 (from $750 million to $1 billion, and from $1.77 billion to $2 billion, respectively). In addition, the maximum performance level for MPP production was modified for 2016 to include a goal of completing at least one trade under a new form of structured transaction (along with achievement of the $2 billion production target). These adjustments were made to more closely align the performance levels with our strategic financial forecast and evolving business strategies, and to reflect management's expectations of mortgage market conditions for 2016. The IT mission goals were revised and updated for 2016 as they relate to specific IT objectives and core banking system implementation matters. The target and maximum performance levels for CIP advances originated were increased to $100 million and $150 million, respectively, for 2016, compared to $75 million and $100 million, respectively, for 2015. These adjustments were made to more closely align the performance levels with our strategic financial forecast. While the 2015 Performance Period goals included minimum threshold, target and maximum achievement performance levels for the MPP participation rate, risk management and retained earnings, the board of directors elected not to include performance goals for those categories for the 2016 Performance Period.

2016 Deferred Award. In addition, under the Incentive Plan, the board of directors has established Deferred Award Performance Goals for Level I Participants for the three-year period ending December 31, 2019 ("2017-2019 Deferral Performance Period"), relating to our profitability (as defined below), retained earnings and prudential management standards. The mission goals, weighted values and performance levels for the 2017-2019 Deferral Performance Period are substantially similar to those previously established by the board of directors for the 2014-2016, 2015-2017 and 2016-2018 Deferral Performance Periods. The table below presents the mission goals, weighted values and performance levels for the 2017-2019 Deferral Performance Period.

2017 - 2019 Mission Goals		Threshold (2)	Target (2)	Maximum (2)
	Weighted Value (1)
1. Profitability (3)	35%	25 bps	50 bps	150 bps
2. Retained Earnings (4)	35%	3.5%	3.9%	4.3%
3. Prudential Standards: (5)	30%	Achieve 1 Prudential Standard	(a)	Achieve 2 Prudential Standards
A. Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2017 through 2019.
B. Award to FHLBI members the annual AHP Competitive funding requirement in each plan year, pursuant to the AHP Implementation Plan.

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional Performance Goals for the Deferral Performance Period. Depending on the Bank's performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
For purposes of this goal, profitability has the same definition as for the 2016 mission goals (set forth above). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.

(4)
Total retained earnings divided by mortgage assets, calculated as total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(5)
For each of the three-year Deferral Performance Periods ending December 31, 2016, 2017 and 2018, the Threshold and Maximum performance levels for the Prudential Standards goal were 2 and 3, respectively.

(a)	There is no target level for this goal.

In accordance with Finance Agency directives, we submitted the Incentive Plan (including the above-described 2016 performance goals approved by the board of directors in November 2015) to the Finance Agency for review and non-objection. In January 2016, the Finance Agency informed us that it had no objection to the Incentive Plan and 2016 performance goals.

Other Incentive Plan Provisions. The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. The Incentive Plan recognizes certain exceptions to this general rule if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award or Deferred Awards generally will be treated as earned and vested, and will be calculated using certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period. Payment may be accelerated if the Participant dies or becomes "Disabled" while an employee of the Bank, or if the termination is without "Cause" due to a "Reduction in Force".

The Incentive Plan provides that awards may be reduced or forfeited in certain circumstances. If, during a Deferral Performance Period, we realize actual losses or other measures or aspects of performance related to the Performance Period or Deferral Performance Period that would have caused a reduction in the final award for the Performance Period or Deferral Performance Period, the remaining amount of the final award to be paid at the end of the Deferral Performance Period will be reduced to reflect this additional information. In addition, all or a portion of an award may be forfeited at the direction of the board of directors if we have failed to remediate to the satisfaction of the board of directors an unsafe or unsound practice or condition (as identified by the Finance Agency) that is material to our financial operation and within the Level I Participant's area(s) of responsibility. Under such circumstances, the board of directors may also direct the cessation of payments for a vested award. Further, the board of directors may reduce or eliminate an award that is otherwise earned but not yet paid if the board of directors finds that a serious, material safety-soundness problem or a serious, material risk management deficiency exists at our Bank, or in certain other circumstances.

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2015, we provided qualified and non-qualified defined benefit plans and a qualified defined contribution plan to certain of our NEOs. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans - In General. Our retirement program is comprised of two qualified retirement plans: the DB plan (for eligible employees hired before February 1, 2010) and the DC Plan (for all eligible employees).

In response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 we established the SERP. In order to grandfather the SERP under the laws in effect prior to the effective date of the IRC Section 409A regulations, the SERP was frozen, effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs." In addition to the NEOs (excluding Mr. Miller and Mr. Streitenberger), certain other officers are eligible to participate in the 2005 SERP.

The DB Plan, the SERPs and the DC Plan have all been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service ("IRS") and to modify certain benefit features. As described in more detail in the next section, the DB Plan was frozen as of February 1, 2010, with the result that only employees hired before that date (which includes all NEOs except Mr. Miller and Mr. Streitenberger) are eligible to participate in the DB plan.

On November 20, 2015, we established the 2016 Supplemental Executive Thrift Plan ("2016 SETP"), effective January 1, 2016. On December 15, 2015, the Finance Agency informed the Bank that it had no objection to the adoption and implementation of the 2016 SETP. As described below, the purpose of the 2016 SETP is to permit the NEOs and certain other employees to elect to defer compensation.

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the participant's deferral and compensation.

DB Plan and SERPs. All employees who met the eligibility requirements and were hired before February 1, 2010, including all NEOs except Mr. Miller and Mr. Streitenberger, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit established by the IRS, which was $265,000 in 2015. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2015 was $210,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRS. In this respect, the SERPs are an extension of our retirement commitment to the NEO participants (and certain other employees) as highly-compensated employees because they preserve and restore the full pension benefits that are not payable from the DB Plan, due to IRS limitations regarding compensation, years of service or benefits payable. In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRS limitations, the participant's lost benefits are payable under the terms of the SERPs.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including two of our NEOs, Ms. Konich and Mr. Gruwell ) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including two of our NEOs, Mr. Short and Mr. Teare) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as of December 31, 2015, all NEOs excluding Mr. Miller and Mr. Streitenberger are enrolled in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the SERP. The following sections describe the differences in the benefits included in these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008.

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

Amended DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008 but before February 1, 2010.

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

The following table sets forth a comparison of the Grandfathered DB Plan and the Amended DB Plan.

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

With respect to all employees hired before February 1, 2010:

•
Eligible compensation includes salary (before any employee contributions to tax qualified plans), STI Plan, bonus (including Annual Awards under the Incentive Plan), and any other compensation that is reflected on the IRS Form W-2 (but not including LTI Plan payments or any compensation deferred from a prior year, including Deferred Awards under the Incentive Plan).

•
Retirement benefits from the Frozen SERP and the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERPs are paid out of a grantor trust that we have established or out of our general assets. The assets of the grantor trust are subject to the claims of our general creditors.

•
Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

The 2005 SERP was amended in 2008 to clarify that, for employees hired on or after July 1, 2008 who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended in 2008 to reflect the conforming changes otherwise reflected in the July 2008 board of directors resolution, including the decision not to include as compensation any LTI Plan payments or any compensation deferred from a prior year when calculating the benefit payable under the 2005 SERP.

During 2010 our board of directors discontinued participation in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 (including Mr. Miller, Mr. Streitenberger, or any future NEO) will be enrolled in that plan, while participants in the Grandfathered DB Plan or Amended DB Plan as of January 31, 2010 will continue to be eligible for the Grandfathered DB Plan or Amended DB Plan and accrue benefits thereunder until termination of employment.

DC Plan and SETP. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under IRC Section 401(k). The DC Plan provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base pay that the participant contributes.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2015 an employee could contribute up to $18,000 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,000 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $53,000 per year may be contributed to a participant's account, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $265,000 of annual compensation may be taken into account in computing eligible compensation. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Any Bank employee who is a participant in the DC Plan is eligible (upon approval by the board of directors) to become a participant in the 2016 SETP. Each DC Plan participant who is an officer with a title of First Vice President or a higher officer level (which includes all of the NEOs) is automatically eligible to become a 2016 SETP participant. Effective January 1, 2016, the 2016 SETP permits a participant to elect to have all or a portion of his or her base salary and/or annual incentive plan payment withheld and credited to the participant's deferral contribution account. The 2016 SETP provides that, subject to certain limitations, the Bank will make matching contributions to the participant's account each plan year. The plan permits participants to self-direct the investment of their deferred contribution account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. We intend that the 2016 SETP constitute a deferred compensation arrangement that complies with IRC Section 409A regulations.

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

In addition, we provide as a taxable benefit to the NEOs and certain other officers spouse/guest travel to board of directors meetings and preapproved industry activities (limited to two events per year unless otherwise approved by the President - CEO).

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

This plan does not apply to NEOs who have a KESA with the Bank, if a qualifying event has triggered payment under the terms of the KESA. However, if an NEO's employment is terminated, but a qualifying event under a KESA has not occurred (e.g., if the NEO's employment is terminated as part of a reduction in force that is not associated with a change in control), the provisions of the Severance Pay Plan apply. As of the date of this Report, four of our NEOs have a KESA.

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

The following table lists the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2015, absent a qualifying event that would result in payments under the respective KESA, if applicable.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$19,776	52	$775,242	$795,018
Gregory L. Teare	8	9,224	32	229,408	238,632
William D. Miller	5	2,640	20	124,070	126,710
K. Lowell Short, Jr.	7	8,071	28	163,632	171,703
Deron J. Streitenberger	3	4,944	12	72,660	77,604

The amounts listed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These payments and benefits include:

•	accrued salary and vacation pay;

•	distribution of benefits under the DB Plan; and

•	distribution of plan balances under the DC Plan.

The amounts listed above also do not include payments from the SERPs. Those amounts may be found in the Pension Benefits Table.

Key Employee Severance Agreements. We have a KESA in place with four of our NEOs. These agreements are intended to promote retention of the NEOs in the event of discussions concerning a possible reorganization or change in control of the Bank, and to ensure that merger or reorganization opportunities are evaluated objectively. As described in the following paragraphs, these agreements provide for payment and, in some cases, continued and/or increased benefits if the NEO's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank. If we were not in compliance with all applicable regulatory capital or regulatory leverage requirements at the time payment under an agreement becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements. Moreover, if we were insolvent, have had a receiver or conservator appointed, or were in "troubled condition" at the time payment under an agreement becomes due, the Finance Agency could deem such a payment to be subject to its rules limiting golden parachute payments.

Ms. Konich's agreement was entered into during 2007. The agreement with Ms. Konich provides her with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to her payment of the employee portion of the cost of such coverage). Under the terms of her agreement, Ms. Konich is entitled to a lump sum payment equal to a multiplier of her three preceding calendar years':

•	base salary (less salary deferrals), bonus, and other cash compensation;

•	salary deferrals and employer matching contributions to the DC Plan; and

•	taxable portion of automobile allowance, if any.

Ms. Konich is entitled to a multiplier of 2.99, if she terminates for "good reason" during a period beginning 12 months before and ending 24 months after a reorganization, or if she is terminated without "cause" within 12 months before and 24 months after a reorganization. This agreement also provides that benefits payable to Ms. Konich pursuant to the SERPs would be calculated as if she were 3 years older and had 3 more years of benefit service.

We do not believe payments to Ms. Konich under the agreement would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up is shown as a component of the value of the KESA in the table below.

Further, the agreement with Ms. Konich provides that she will be reimbursed for all reasonable accounting, legal, financial advisory and actuarial fees and expenses she incurs with respect to execution of the agreement or at the time of payment under the agreement. The agreement also provides that Ms. Konich will be reimbursed for all reasonable legal fees and expenses she incurs if we contest the enforceability of the KESA or the calculation of the amounts payable under the agreement, so long as she is wholly or partially successful on the merits or the parties agree to a settlement of the dispute.

In August 2013, we offered a KESA with a three-year term to Mr. Gruwell following his promotion to Senior Vice President - Chief Financial Officer and a review by the Finance Agency, conducted pursuant to the Bank Act and applicable Finance Agency directives. Following Mr. Gruwell's retirement in April 2015, his KESA terminated and he was not entitled to any payments or other benefits thereunder.

In 2011, we offered a KESA to Mr. Teare and Mr. Short. Their respective agreements had a three-year term. In January 2014, the board of directors approved the new KESA for Mr. Teare and Mr. Short, with a term that expires in August 2016, to replace their 2011 agreements. In March 2014, we offered a KESA to Mr. Miller. Prior to our execution of these agreements, the Finance Agency informed us that it had no objection to them. Under the terms of the agreements with Mr. Teare, Mr. Miller and Mr. Short, if the NEO terminates for "good reason" within 24 months after a reorganization, or if the NEO is terminated without "cause" within 12 months before and 24 months after a reorganization, the NEO is entitled to a lump-sum payment equal to 1.0 times the average of his 3 preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and bonus (inclusive of amounts deferred under a qualified or nonqualified plan), provided that, for any calendar year in which the NEO received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. In addition, our Bank would pay the NEO a dollar amount equal to the cash equivalent of our contribution for medical and dental insurance premiums for the NEO (and his spouse and dependents if they were covered at the time of termination) for a 12-month period, which the NEO may use to pay for continuation coverage under our medical and dental insurance policies in accordance with the requirements of the COBRA.

If a reorganization of our Bank had triggered payments under any of the KESAs on December 31, 2015, the value of the payments for the NEOs would have been approximately as follows included in the table below. As noted above, Mr. Gruwell's KESA terminated in conjunction with his retirement in April 2015 with no payment being triggered. There is currently no KESA in place with Mr. Streitenberger.

Provision (1)	Cindy L. Konich	Gregory L. Teare	William D. Miller	K. Lowell Short, Jr.
1.0 times average of the 3 prior calendar years base salary and bonuses paid to the executive including salary and bonus accruals	N/A	$443,256	$393,854	$428,942
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$2,639,385	N/A	N/A	N/A
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan for the 3 prior calendar years	116,411	(a)	(a)	(a)
Additional amount under the SERPs equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,467,232	(b)	(b)	(b)
Gross-up payment to cover any excise tax that is not ordinary federal income tax, if applicable	2,101,362	(b)	(b)	(b)
Medical and dental insurance coverage for 36 months	42,659	N/A	N/A	N/A
Lump sum payment of cash equivalent of medical and dental insurance coverage for 12 months	N/A	9,498	4,661	9,498
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (2)	15,000	(b)	(b)	(b)
Total value of contract	$6,382,049	$452,754	$398,515	$438,440

(1)	Items marked as "N/A" indicate that the NEO has a similar provision but a different payout calculation.

(2)
The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

(a)	The KESAs for Mr. Teare, Mr. Miller and Mr. Short specify a multiplier on the gross salary and gross bonus amounts paid. Any salary deferrals have already been included.

(b)	The KESAs for Mr. Teare, Mr. Miller and Mr. Short do not include a provision for this severance coverage.

Summary Compensation Table for 2015

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Cindy L. Konich President - CEO (PEO)	2015	$680,030	$—	$430,624	$1,943,000	$15,900	$3,069,554
	2014	638,477	—	411,903	3,294,000	26,954	4,371,334
	2013	485,401	—	288,609	113,000	15,300	902,310
Robert E. Gruwell EVP - Finance(former PFO) (4)	2015	153,939	—	31,594	116,000	9,236	310,769
	2014	353,107	—	115,644	409,000	15,600	893,351
	2013	302,855	30,000	84,790	157,000	15,300	589,945
Gregory L. Teare SVP - CFO (PFO)	2015	342,491	—	196,657	97,000	15,900	652,048
	2014	276,029	—	162,690	169,000	15,285	623,004
	2013	262,964	—	144,262	21,000	15,300	443,526
William D. Miller SVP - CRO (5)	2015	313,170	—	87,630	—	15,900	416,700
	2014	303,725	30,404	97,952	—	54,304	486,385
K. Lowell Short, Jr. SVP - CAO	2015	294,557	—	184,184	62,000	15,900	556,641
	2014	276,626	—	163,742	103,000	15,600	558,968
	2013	263,630	—	145,257	31,000	15,300	455,187
Deron J. Streitenberger SVP - CBOO (6)	2015	296,124	—	84,341	—	4,798	385,263

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

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

(4)
Mr. Gruwell retired effective April 3, 2015. Salary for Mr. Gruwell in 2015 includes a cumulative accrued vacation payout of $43,009. This vacation payout is not considered part of Mr. Gruwell's base compensation for purposes of the calculation of Non-Equity Incentive Compensation. In July 2013, prior to the effective date of his promotion to SVP - CFO, Mr. Gruwell was paid a retention bonus of $30,000 (less applicable deductions) pursuant to a Retention Agreement dated April 19, 2013 and amended as of July 3, 2013.

(5)
Mr. Miller was not an Executive Officer during 2013. In November 2014, Mr. Miller was paid a bonus of $30,404 related to his contributions to the successful implementation of a new core banking system.

(6)	Mr. Streitenberger was not an Executive Officer during 2013 or 2014.

Non-Equity Incentive Plan Compensation - 2015

		Annual Incentive		Deferred Incentive		Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Compensation
Cindy L. Konich	2015	$280,355	3/4/2016	$150,269	3/4/2016	$430,624
	2014	301,284	3/6/2015	110,619	3/6/2015	411,903
	2013	177,601	3/7/2014	111,008	3/7/2014	288,609
Robert E. Gruwell	2015	31,594	3/4/2016	(a)	(a)	31,594
	2014	115,644	3/6/2015	(b)	(b)	115,644
	2013	84,790	3/7/2014	(c)	(c)	84,790
Gregory L. Teare	2015	97,547	3/4/2016	99,110	3/4/2016	196,657
	2014	90,401	3/6/2015	72,289	3/6/2015	162,690
	2013	76,740	3/7/2014	67,522	3/7/2014	144,262
William D. Miller (1)	2015	87,630	3/4/2016	(a)	(a)	87,630
	2014	97,952	3/6/2015	(b)	(b)	97,952
K. Lowell Short, Jr.	2015	83,894	3/4/2016	100,290	3/4/2016	184,184
	2014	90,596	3/6/2015	73,146	3/6/2015	163,742
	2013	76,934	3/7/2014	68,323	3/7/2014	145,257
Deron J. Streitenberger (2)	2015	84,341	3/4/2016	(a)	(a)	84,341

(1)	Mr. Miller was not an Executive Officer during 2013.

(2)	Mr. Streitenberger was not an Executive Officer during 2013 or 2014.

(a)	Mr. Gruwell, Mr. Miller, and Mr. Streitenberger were not Level I participants in the Incentive Plan when the 2012 Deferred Awards were made.

(b)	Mr. Gruwell and Mr. Miller were not participants in the Gap Year Plan for 2012-2014.

(c)	Mr. Gruwell was not a Level I participant in the LTI Plan for 2011-2013.

All Other Compensation - 2015

Name	Year	Bank Contribution to DC Plan	Gross-ups for Payment of Taxes	Perquisites and Other Personal Benefits	Total All Other Compensation
Cindy L. Konich	2015	$15,900	$—	$—	$15,900
	2014	15,600	690	10,664	26,954
	2013	15,300	—	—	15,300
Robert E. Gruwell	2015	9,236	—	—	9,236
	2014	15,600	—	—	15,600
	2013	15,300	—	—	15,300
Gregory L. Teare	2015	15,900	—	—	15,900
	2014	15,285	—	—	15,285
	2013	15,300	—	—	15,300
William D. Miller (1)	2015	15,900	—	—	15,900
	2014	15,600	11,963	26,741	54,304
K. Lowell Short, Jr.	2015	15,900	—	—	15,900
	2014	15,600	—	—	15,600
	2013	15,300	—	—	15,300
Deron J. Streitenberger (2)	2015	4,798	—	—	4,798

(1)	Mr. Miller was not an Executive Officer during 2013.

(2)	Mr. Streitenberger was not an Executive Officer during 2013 or 2014.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Grants of Plan-Based Awards Table for 2015

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	$8,500	$255,011	$340,015
	Incentive Plan - Deferred	12/1/2011	210,266	280,355	350,444
Robert E. Gruwell (4)	Incentive Plan - Annual	12/1/2011	832	27,732	38,825
	Incentive Plan - Deferred	12/1/2011	23,696	31,594	39,493
Gregory L. Teare	Incentive Plan - Annual	12/1/2011	2,569	85,623	119,872
	Incentive Plan - Deferred	12/1/2011	73,160	97,547	121,933
William D. Miller	Incentive Plan - Annual	12/1/2011	2,349	78,293	109,610
	Incentive Plan - Deferred	12/1/2011	65,722	87,630	109,537
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	2,209	73,639	103,095
	Incentive Plan - Deferred	12/1/2011	62,921	83,894	104,868
Deron J. Streitenberger	Incentive Plan - Annual	12/1/2011	2,221	74,031	103,643
	Incentive Plan - Deferred	12/1/2011	63,255	84,341	105,426

(1)	The Grant Date shown is the original adoption date of the Incentive Plan. The 2015 Awards were granted in November 2014, effective January 1, 2015.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the minimum threshold for the smallest of each of the 10 components of the 2015 Annual Award Performance Period Goals. If the minimum threshold for the smallest weighted of the 10 components was achieved, but the minimum threshold for all of the other components was not reached, the payout would be 2.50% of the maximum Annual Award for Ms. Konich and 2.14% for Mr. Gruwell, Mr. Teare, Mr. Miller, Mr. Short, and Mr. Streitenberger (1.25% x earned base pay for Ms. Konich, 0.75% x earned based base pay for Mr. Gruwell, Mr. Teare, Mr. Miller, Mr. Short, and Mr. Streitenberger). There was no guaranteed payout under the 2015 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2015 table previously presented shows the amounts actually earned and paid under the 2015 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the minimum threshold over the three-year deferral period (2016-2018). The threshold is the amount expected to be paid when meeting the minimum threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2015 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

(4)
Mr. Gruwell retired effective April 3, 2015. Under the Incentive Plan, as a result of his retirement, Mr. Gruwell is eligible to receive a pro rata payment of the 2015 Annual Award. Mr. Gruwell is further eligible to receive the corresponding 2015 Deferred Award, subject to the Bank's achievement of certain performance goals over the three-year deferral period (2016-2018), as described above.

Pension Benefits Table for 2015

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Cindy L. Konich	DB Plan	31	$2,057,000	$—
	SERPs	31	7,753,000	—
Robert E. Gruwell	DB Plan	6	—	710,000
	2005 SERP	6	417,000	111,000
Gregory L. Teare (3)	DB Plan	13	420,000	—
	SERPs	7	147,000	—
K. Lowell Short, Jr.	DB Plan	5	214,000	—
	2005 SERP	5	88,000	—

(1)	Mr. Miller and Mr. Streitenberger are not participants in the DB Plan or the SERPs.

(2)	For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(3)	Mr. Teare earned six years of credited service in the DB Plan as an employee of the Federal Home Loan Bank of Seattle.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP-2014 white collar worker annuitant tables (with Scale MP-2015) projected five years, a discount rate of 4.34% for the DB Plan, and a discount rate of 4.20% for the SERPs for 2015.

Director Compensation

Finance Agency rules provide that each FHLBank may pay its directors reasonable compensation for the time required of them and their necessary expenses in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. Payments under the compensation policy may be based on any factors that the board of directors determines reasonably to be appropriate. In addition, the compensation policy is required to address the activities or functions for which director attendance or participation is necessary and which may be compensated, and shall explain and justify the methodology used to determine the amount of director compensation. The compensation paid by an FHLBank to a director is required to reflect the amount of time the director spends on official FHLBank business, subject to reduction as necessary to reflect lesser attendance or performance at board or committee meetings during a given year. An FHLBank is prohibited from paying a director who regularly fails to attend board or committee meetings, and may not pay fees to a director that do not reflect the director's performance of official FHLBank business conducted prior to the payment of such fees.

The Director annually reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments; however, such an order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

In October 2014, the Finance Agency issued guidance identifying its criteria for determining whether FHLBank director compensation is unreasonable. The guidance indicates that an FHLBank must provide justification in its annual director compensation and expense reports and supporting materials for expenses relating to board of director or board committee meetings held outside the FHLBank's district as well as for companion travel for members of the board of directors. In addition, the guidance identifies two factors that could cause the Finance Agency to declare director compensation to be unreasonable: first, barring exceptional circumstances, FHLBank director compensation should be between the 25th and 50th percentiles of the market range used by the board of directors to support compensation amounts; and second, an FHLBank's peer group, for purposes of establishing director compensation amounts, should not include Fannie Mae, Freddie Mac, the Office of Finance or any bank having more than $20.0 billion in assets. Our board has taken this guidance into account in establishing the 2015 and 2016 director compensation and expense reimbursement policies described below.

2015 Compensation. In October 2014, after consideration of McLagan's market research data, the compensation and reimbursement policy in effect for 2013 and 2014, a director fee comparison among the FHLBanks and our ability to recruit and retain highly-qualified directors, our board of directors adopted a director compensation and travel expense policy for 2015 ("2015 Policy"). Under the 2015 Policy, as in prior years, compensation was comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to the combined fee cap shown below. As in prior years, the fees were intended to compensate directors for:

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

Member marketing meetings and customer appreciation events were not counted in calculating the in-person meeting fees. Additional compensation was paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees were subject to forfeiture and penalties in certain circumstances for excessive absences, as described in the 2015 Policy. In addition, the 2015 Policy authorized a reduction of a director's quarterly retainer fee if a majority of disinterested directors determined that such director's performance, ethical conduct or attendance was significantly deficient. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Under the 2015 Policy, as in prior years, director fees were paid at the end of each quarter.

In accordance with Finance Agency regulations, the 2015 Policy, together with all supporting materials on which the board of directors relied to determine the level of compensation and expenses, was provided to the Finance Agency for review. In December 2014, the Finance Agency notified us that it had no objection to the 2015 Policy and had determined that the 2015 Policy and the resulting compensation are reasonable and comport with all requirements of the Finance Agency regulation on director compensation.

The following table summarizes the payment terms of the 2015 Policy as approved by the board of directors.

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$250	$4,308	$14,375	$10,000	$115,000	(a)
Vice Chair	250	3,443	11,563	—	92,500
Audit Committee Chair	250	2,866	9,688	15,000	92,500
Finance Committee Chair	250	2,866	9,688	10,000	87,500
HR Committee Chair	250	2,866	9,688	10,000	87,500
Budget/IT Committee Chair	250	2,866	9,688	10,000	87,500
Affordable Housing Committee Chair	250	2,866	9,688	10,000	87,500
Risk Oversight Committee Chair	250	2,866	9,688	10,000	87,500
All other directors	250	2,866	9,688	—	77,500

(1)	It has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2015, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and, like the other Committee Chairs, was eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

Director Compensation Table for 2015

Name	Fees Earned or Paid-in Cash	Total
(a)	(b)	(h)
Jonathan P. Bradford	$87,500	$87,500
Matthew P. Forrester	87,500	87,500
Timothy P. Gaylord	77,500	77,500
Karen F. Gregerson	77,500	77,500
Michael J. Hannigan, Jr.	92,500	92,500
Carl E. Liedholm	77,500	77,500
James L. Logue, III	77,000	77,000
Robert D. Long	92,500	92,500
James D. MacPhee	115,000	115,000
Dan L. Moore	87,500	87,500
Christine Coady Narayanan	87,500	87,500
Jeffrey A. Poxon	77,500	77,500
John L. Skibski	87,500	87,500
Thomas R. Sullivan	77,500	77,500
Larry A. Swank	77,500	77,500
Maurice F. Winkler, III	77,500	77,500
Total	$1,357,000	$1,357,000

We provide various travel and accident insurance coverages for all of our directors, officers and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,470 for 2015.

As noted above, we also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Total travel and related meeting expenses reimbursed to or paid for directors, together with other meeting expenses, totaled $378,125, $446,345, and $438,853 for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2015 and prior years, our policy was to reimburse directors for travel expenses of a spouse or guest accompanying the director to no more than two Bank-related travel events (including board of directors meetings) each year. None of our directors received more than $10,000 of such perquisites or other personal benefits during 2015.

2016 Compensation. In October 2015, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2016 (“2016 Policy”). Under the 2016 Policy, as in prior years, compensation is comprised of per-day attendance fees for mandatory in-person meetings, per-call fees for participating in conference calls, and quarterly retainer fees, subject to the combined fee cap shown below. As in prior years, the fees were intended to compensate directors for:

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

Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fees. Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. As described in the 2016 Policy, director per-day and per-call fees are subject to forfeiture and penalties in certain circumstances for excessive absences. In addition, the 2016 Policy authorizes a reduction of a director’s quarterly retainer fee if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. Under the 2016 Policy, we no longer pay or reimburse directors for travel expenses of a spouse or guest. The 2016 Policy provides that director fees are to be paid at the end of each quarter.

In accordance with Finance Agency regulations, the 2016 Policy, together with all supporting materials on which the board of directors relied to determine the level of compensation and expenses, was provided to the Finance Agency for review. In November 2015, the Finance Agency notified us that it had no objection to the 2016 Policy and had determined that the 2016 Policy and the resulting compensation are reasonable and comport with all requirements of the Finance Agency regulation on director compensation.

The following table summarizes the payment terms of the 2016 Policy as approved by the board of directors.

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$250	$4,693	$15,625	$10,000	$125,000	(a)
Vice Chair	250	3,923	13,125	—	105,000
Audit Committee Chair	250	3,539	11,875	10,000	105,000
Finance Committee Chair	250	3,539	11,875	10,000	105,000
HR Committee Chair	250	3,539	11,875	10,000	105,000
Budget/IT Committee Chair	250	3,539	11,875	10,000	105,000
Affordable Housing Committee Chair	250	3,539	11,875	10,000	105,000
Risk Oversight Committee Chair	250	3,539	11,875	10,000	105,000
All other directors	250	3,539	11,875	—	95,000

(1)	As noted above, it has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2016, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and, like the other Committee Chairs, is eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

2016 Directors' Deferred Compensation Plan. In November 2015, we established the 2016 Directors’ Deferred Compensation Plan ("2016 DDCP"), effective January 1, 2016. The 2016 DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year ("Plan Year") for their services as directors. We intend that the 2016 DDCP constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may become a participant in the 2016 DDCP. A participant who wishes to defer all or a portion of his or her fees for any Plan Year must make a timely written election to do so. Except in limited circumstances, a deferral election may not be changed during a Plan Year.

All contributions credited to a participant’s account will be invested in an irrevocable “rabbi trust” ("Trust") established to provide for the Plan’s benefits. The 2016 DDCP will be administered by an administrative committee appointed by our board, which initially will be the HR Committee of the board. The Trust will be maintained such that the 2016 DDCP at all times for purposes of the Employee Retirement Income Security Act of 1974 will be unfunded and will constitute a mere promise by the Bank to make 2016 DDCP benefit payments in the future. Any rights created under the 2016 DDCP are unsecured contractual rights against the Bank. The Bank will establish an investment account for each participant under the Trust, which will at all times remain an asset of the Bank and be subject to claims of the Bank’s general creditors. The 2016 DDCP permits participants to allocate their investment account among investment options established by the administrative committee or the board. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods. In December 2015, the Finance Agency informed the Bank that it had no objection to the adoption and implementation of the 2016 DDCP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 29, 2016, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	1,715,351	11.0%
Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,059,750	6.8%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	992,482	6.4%
Tuebor Captive Insurance Company LLC - 1 Towne Square, Suite 1100, Southfield, MI	779,150	5.0%
Total	4,546,733	29.2%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 29, 2016.

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares
River Valley Financial Bank (1)	Matthew P. Forrester	31,269	0.20%
STAR Financial Bank	Karen F. Gregerson	31,555	0.20%
First State Bank	James D. MacPhee	2,346	0.02%
Kalamazoo County State Bank	James D. MacPhee	2,090	0.01%
United Bank of Michigan	Michael J. Manica	32,148	0.21%
Home Bank SB	Dan L. Moore	20,526	0.13%
Purdue Federal Credit Union	Jeffrey A. Poxon	26,945	0.17%
Monroe Bank & Trust	John L. Skibski	41,482	0.27%
Mercantile Bank of Michigan	Thomas R. Sullivan	75,673	0.49%
Horizon Bank	Maurice F. Winkler III	100,722	0.65%
Total		364,756	2.35%

(1)	Effective March 1, 2016, River Valley Financial Bank merged into German American Bancorp. The surviving member institution, German American Bancorp, held 130,451 shares as of that date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms located in Item 15. Exhibits and Financial Statement Schedules.

Related Parties

We are a cooperative institution and owning shares of our Class B stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors are elected by our members, and we conduct our advances and AMA business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to and purchase mortgage loans from members with officers or directors who may serve as our directors on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

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

Director Independence and Audit Committee

General. As of the date of this Form 10-K, we have 16 directors: pursuant to the Bank Act, 9 were elected or re-elected as member directors by our member institutions and 7 were elected or re-elected as "independent directors" by our member institutions. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the 9 member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

Our board of directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our board of directors applies the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.

Finance Agency Regulations Regarding Independence. The Finance Agency director independence standards prohibit an individual from serving as a member of our Audit Committee if he or she has one or more disqualifying relationships with our Bank or our management that would interfere with the exercise of his or her independent judgment. Relationships considered to be disqualifying by our board of directors are: employment with us at any time during the last five years; acceptance of compensation from us other than for service as a director; serving as a consultant, advisor, promoter, underwriter or legal counsel for our Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been an Executive Officer within the past five years. Our board of directors assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of the date of this Form 10-K, each of our directors is "independent" under these criteria relating to disqualifying relationships.

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

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on July 16, 2015. The Audit Committee charter is available on our website by scrolling down to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the blue navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public.

The Audit Committee annually reviews its charter and practices, and has determined that its charter and practices are consistent with the applicable Finance Agency regulations and the provisions of the Sarbanes-Oxley Act of 2002. During 2015, among other matters, the Audit Committee also:

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

The Sarbanes-Oxley Act of 2002 requires that the Audit Committee establish and maintain procedures for the confidential submission of employee concerns regarding questionable accounting, internal controls or auditing matters. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any related concerns we receive. Throughout the year, the Audit Committee was involved in monitoring the EthicsPoint reporting system which was implemented to assist the Audit Committee in administering the anonymous complaint procedures. The Audit Committee will continue to ensure that the Bank is in compliance with all applicable rules and regulations with respect to the submission to the Audit Committee of anonymous complaints from employees of the Bank. We encourage employees and third-party individuals and organizations to report concerns about our accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.

The Audit Committee is directly responsible for the appointment and oversight of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC"), and annually reviews PwC's qualifications, independence and performance in connection with the Committee's determination of whether to retain PwC or engage another firm as our independent auditor. In the course of these reviews, the Audit Committee considers, among other factors:

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

The Audit Committee has reviewed and approved the amount of fees paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence. PwC has served as our independent registered public accounting firm since 1990. Based on its review, the Audit Committee recommended, and the board of directors appointed, PwC as our independent registered public accounting firm for the year ending December 31, 2016.

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

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent registered public accounting firm is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of our Chief Internal Audit Officer, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2015.

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with management, our internal auditors and PwC. The Audit Committee also oversaw our internal auditors' review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 16 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective examinations, their views regarding the appropriateness of management's estimates, judgments, selection of accounting policies, and systems of internal controls, and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, to include the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.

The 2016 Audit Committee is comprised of seven directors, two of whom are independent directors, as of March 11, 2016:

Robert D. Long, Chair, independent director
Karen F. Gregerson, Vice Chair
Matthew P. Forrester
Michael J. Manica
Christine Coady Narayanan, independent director
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2015, and 2014, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2015	2014
Audit fees	$660	$641
Audit-related fees	47	200
Tax fees	—	—
All other fees	20	—
Total fees	$727	$841

Audit fees were for professional services rendered for the audits of our financial statements. Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services. All other fees consist of other advisory services rendered.

We are exempt from all federal, state, and local taxation, except employment and real estate taxes. Therefore, no fees were paid for tax services during the years presented.

Our Audit Committee has adopted the Independent Accountant Pre-approval Policies and Procedures (the "Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, on an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months by our independent registered public accounting firm and pre-approves audit services, audit-related services, tax services and non-audit services. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise.

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

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2015, and 2014
Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
Statements of Capital for the Years Ended December 31, 2013, 2014 and 2015
Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Financial Statements

(b) Exhibits

The exhibits to this Annual Report on Form 10-K are listed below.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

3.2	Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective February 18, 2016

4*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K, (Commission File No. 000-51404) filed on November 20, 2007

10.2+	Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2016, as adopted by the board of directors on October 16, 2015

10.3*	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on June 27, 2006

10.4*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on February 4, 2011

10.5*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on August 5, 2011

10.6*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 20, 2015, effective as of January 1, 2016, incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 13, 2016

10.7*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 3, 2011

10.8+	2016 Directors' Deferred Compensation Plan, effective January 1, 2016, as adopted by the board of directors on November 20, 2015

Exhibit Number	Description

10.9*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, as adopted by the board of directors on November 20, 2015, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 21, 2015

12	Computation of Ratio of Earnings to Fixed Charges

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2015, dated January 29, 2016

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Senior Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/s/ CINDY L. KONICH
Cindy L. Konich
President - Chief Executive Officer
(Principal Executive Officer)
Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 11, 2016
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Senior Vice President - Chief Financial Officer	March 11, 2016
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 11, 2016
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ JAMES D. MACPHEE*	Chair of the board of directors	March 11, 2016
James D. MacPhee

/s/ DAN L. MOORE*	Vice Chair of the board of directors	March 11, 2016
Dan L. Moore

/s/ JONATHAN P. BRADFORD*	Director	March 11, 2016
Jonathan P. Bradford

/s/ MATTHEW P. FORRESTER*	Director	March 11, 2016
Matthew P. Forrester

/s/ KAREN F. GREGERSON*	Director	March 11, 2016
Karen F. Gregerson

/s/ MICHAEL J. HANNIGAN, JR.*	Director	March 11, 2016
Michael J. Hannigan, Jr.

Signature	Title	Date

/s/ CARL E. LIEDHOLM*	Director	March 11, 2016
Carl E. Liedholm

/s/ JAMES L. LOGUE, III*	Director	March 11, 2016
James L. Logue, III

/s/ ROBERT D. LONG*	Director	March 11, 2016
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 11, 2016
Michael J. Manica

/s/ CHRISTINE COADY NARAYANAN*	Director	March 11, 2016
Christine Coady Narayanan

/s/ JEFFREY A. POXON*	Director	March 11, 2016
Jeffrey A. Poxon

/s/ JOHN L. SKIBSKI*	Director	March 11, 2016
John L. Skibski

/s/ THOMAS R. SULLIVAN*	Director	March 11, 2016
Thomas R. Sullivan

/s/ LARRY A. SWANK*	Director	March 11, 2016
Larry A. Swank

/s/ MAURICE F. WINKLER, III*	Director	March 11, 2016
Maurice F. Winkler, III

* By:	/s/ K. LOWELL SHORT, JR.
K. Lowell Short, Jr., Attorney-In-Fact

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2015. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2015.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, of comprehensive income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
March 11, 2016
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31, 2015	December 31, 2014
Assets:
Cash and due from banks (Note 3)	$4,931,602	$3,550,939
Interest-bearing deposits	161	483
Available-for-sale securities (Notes 4 and 6)	4,069,149	3,556,165
Held-to-maturity securities (estimated fair values of $6,405,865 and $7,098,616, respectively) (Notes 5 and 6)	6,345,337	6,982,115
Advances (Note 7)	26,908,908	20,789,667
Mortgage loans held for portfolio, net of allowance for loan losses of $(1,125) and $(2,500), respectively (Notes 8 and 9)	8,145,790	6,820,262
Accrued interest receivable	88,377	82,866
Premises, software, and equipment, net (Note 10)	38,501	38,418
Derivative assets, net (Note 11)	49,867	25,487
Other assets	42,445	6,630

Total assets	$50,620,137	$41,853,032

Liabilities:
Deposits (Note 12):	$556,764	$1,084,042
Consolidated obligations (Note 13):
Discount notes	19,252,296	12,567,696
Bonds	27,872,730	25,503,138
Total consolidated obligations	47,125,026	38,070,834
Accrued interest payable	81,836	77,034
Affordable Housing Program payable (Note 14)	31,103	36,899
Derivative liabilities, net (Note 11)	80,614	103,253
Mandatorily redeemable capital stock (Note 15)	14,063	15,673
Other liabilities	344,934	90,027
Total liabilities	48,234,340	39,477,762

Commitments and contingencies (Note 20)

Capital (Note 15):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,277,692 and 15,509,811, respectively	1,527,769	1,550,981
Class B-2 issued and outstanding shares: 371 and 0, respectively	37	—
Total capital stock	1,527,806	1,550,981
Retained earnings:
Unrestricted	705,449	672,159
Restricted	129,664	105,470
Total retained earnings	835,113	777,629
Total accumulated other comprehensive income (Note 16)	22,878	46,660
Total capital	2,385,797	2,375,270

Total liabilities and capital	$50,620,137	$41,853,032

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Interest Income:
Advances	$126,216	$105,857	$122,899
Prepayment fees on advances, net	696	1,689	22,634
Interest-bearing deposits	217	217	564
Securities purchased under agreements to resell	1,534	261	1,315
Federal funds sold	2,821	1,819	1,875
Available-for-sale securities	32,858	26,529	29,986
Held-to-maturity securities	115,752	127,282	139,929
Mortgage loans held for portfolio	264,199	231,132	231,677
Other interest income (loss), net	(570)	497	1,543
Total interest income	543,723	495,283	552,422
Interest Expense:
Consolidated obligation discount notes	19,750	7,046	7,847
Consolidated obligation bonds	327,932	303,179	313,960
Deposits	94	81	93
Mandatorily redeemable capital stock	522	997	7,552
Other interest expense	—	—	1
Total interest expense	348,298	311,303	329,453

Net interest income	195,425	183,980	222,969
Provision for (reversal of) credit losses	(456)	(1,233)	(4,194)

Net interest income after provision for credit losses	195,881	185,213	227,163

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(61)	(270)	(1,924)
Net other-than-temporary impairment losses, credit portion	(61)	(270)	(1,924)
Net realized gains from sale of available-for-sale securities	—	—	17,135
Net gains (losses) on derivatives and hedging activities	2,832	(3,779)	16,639
Service fees	967	867	919
Standby letters of credit fees	657	536	1,056
Other, net (Note 20)	6,086	15,339	35,641
Total other income	10,481	12,693	69,466

Other Expenses:
Compensation and benefits	42,307	42,017	42,942
Other operating expenses	22,382	19,584	18,447
Federal Housing Finance Agency	2,703	2,780	2,731
Office of Finance	3,118	2,586	2,770
Other	1,384	1,277	1,322
Total other expenses	71,894	68,244	68,212

Income before assessments	134,468	129,662	228,417

Affordable Housing Program assessments	13,499	13,066	25,067

Net income	$120,969	$116,596	$203,350

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2015	2014	2013

Net income	$120,969	$116,596	$203,350

Other Comprehensive Income (Loss):

Net change in unrealized gains (losses) on available-for-sale securities	(15,981)	15,761	(12,018)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	61	270	1,924
Net change in fair value not in excess of cumulative non-credit losses	(238)	(163)	35,103
Unrealized gains (losses)	(7,766)	12,129	15,728
Reclassification of net realized gains from sale to other income (loss)	—	—	(17,135)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(7,943)	12,236	35,620

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	43	66	71
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	43	66	71

Pension benefits, net (Note 17)	99	(3,123)	8,105

Total other comprehensive income (loss)	(23,782)	24,940	31,778

Total comprehensive income	$97,187	$141,536	$235,128

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2013, 2014, and 2015
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2012	16,343	$1,634,300	$542,640	$41,481	$584,121	$(10,058)	$2,208,363

Total comprehensive income			162,680	40,670	203,350	31,778	235,128

Proceeds from issuance of capital stock	1,665	166,561					166,561
Repurchase/redemption of capital stock	(955)	(95,489)					(95,489)
Shares reclassified to mandatorily redeemable capital stock, net	(954)	(95,441)					(95,441)

Distributions on mandatorily redeemable capital stock			(137)	—	(137)		(137)
Cash dividends on capital stock (3.50% annualized)			(57,559)	—	(57,559)		(57,559)

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			93,277	23,319	116,596	24,940	141,536

Proceeds from issuance of capital stock	1,746	174,555					174,555
Repurchase/redemption of capital stock	(2,335)	(233,458)					(233,458)
Shares reclassified to mandatorily redeemable capital stock, net	—	(47)					(47)

Cash dividends on capital stock (4.18% annualized)			(68,742)	—	(68,742)		(68,742)

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			96,775	24,194	120,969	(23,782)	97,187

Proceeds from issuance of capital stock	2,171	217,160					217,160
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Cash dividends on capital stock (4.12% annualized)			(63,485)	—	(63,485)		(63,485)

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$120,969	$116,596	$203,350
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	52,556	28,526	173,783
Prepayment fees on advances, net of related swap termination fees	(2,508)	(23,540)	(964)
Changes in net derivative and hedging activities	56,171	68,927	44,376
Net other-than-temporary impairment losses, credit portion	61	270	1,924
Provision for (reversal of) credit losses	(456)	(1,233)	(4,194)
Net realized gains from sale of available-for-sale securities	—	—	(17,135)
Gain on sale of foreclosed assets	—	(13)	—
Changes in:
Accrued interest receivable	(5,650)	(3,762)	8,544
Other assets	(5,853)	17,511	(9,309)
Accrued interest payable	4,802	(3,723)	(7,021)
Other liabilities	30,702	13,949	951
Total adjustments, net	129,825	96,912	190,955

Net cash provided by operating activities	250,794	213,508	394,305

Investing Activities:
Net change in:
Interest-bearing deposits	55,309	120,159	355,391
Securities purchased under agreements to resell	—	—	3,250,000
Federal funds sold	—	—	2,110,000
Purchases of premises, software, and equipment	(4,494)	(5,621)	(11,508)
Available-for-sale securities:
Proceeds from maturities	82,567	83,349	92,120
Proceeds from sales	—	—	129,471
Purchases	(635,954)	—	—
Held-to-maturity securities:
Proceeds from maturities	1,577,327	1,028,628	1,112,776
Purchases	(802,687)	(871,671)	(796,435)
Advances:
Principal repayments	96,180,660	68,608,959	43,973,371
Disbursements to members	(102,357,927)	(72,107,377)	(43,722,935)
Mortgage loans held for portfolio:
Principal collections	1,323,072	914,600	1,331,653
Purchases from members	(2,663,395)	(1,568,641)	(1,530,309)

Net cash provided by (used in) investing activities	(7,245,522)	(3,797,615)	6,293,595

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2015	2014	2013
Financing Activities:
Changes in deposits	(528,048)	14,139	(715,668)
Net payments on derivative contracts with financing elements	(57,828)	(60,697)	(68,750)
Net proceeds from issuance of consolidated obligations:
Discount notes	101,485,730	49,396,384	60,949,008
Bonds	22,234,991	18,699,951	20,007,481
Payments for matured and retired consolidated obligations:
Discount notes	(94,808,634)	(44,263,839)	(62,438,210)
Bonds	(19,862,550)	(19,840,650)	(20,692,675)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	22,000	427,000
Principal payments	—	(22,000)	(427,000)
Proceeds from issuance of capital stock	217,160	174,555	166,561
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,610)	(1,161)	(529,507)
Payments for redemption/repurchase of capital stock	(240,335)	(233,458)	(95,489)
Dividend payments	(63,485)	(68,742)	(57,559)

Net cash provided by (used in) financing activities	8,375,391	3,816,482	(3,474,808)

Net increase in cash and due from banks	1,380,663	232,375	3,213,092

Cash and due from banks, at beginning of year	3,550,939	3,318,564	105,472

Cash and due from banks, at end of year	$4,931,602	$3,550,939	$3,318,564

Supplemental Disclosures:
Interest payments	$321,227	$304,783	$352,291
Purchases of securities, traded but not yet settled	179,580	—	—
Affordable Housing Program payments	19,295	18,945	16,651
Capitalized interest on certain held-to-maturity securities	1,483	3,279	7,793
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	47	95,441
Net transfers of mortgage loans to real estate owned	—	117	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2015 and 2014, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2015, 2014, and 2013. All dollar amounts are presented in thousands, unless otherwise indicated. We use certain acronyms and terms throughout these financial statements, which are defined in the Glossary of Terms located on page F-67. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 11 regional wholesale FHLBanks in the United States. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

The FHLBanks are GSEs that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Each FHLBank is a financial cooperative that provides a readily available, competitively-priced source of funds to its member institutions. Regulated financial depositories and certain types of insurance companies engaged in residential housing finance that have their principal place of business located in, or are domiciled in, our district states of Michigan or Indiana are eligible for membership in our Bank. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, Housing Associates are not members and, as such, are not allowed to hold our capital stock. We do not have any special purpose entities or any other type of off-balance sheet conduits.

All members must purchase a minimum amount of our capital stock based on the amount of their total mortgage assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger or acquisition of an FHLBank member) own our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 15 - Capital. See Note 21 - Transactions with Related Parties and Other Entities for more information about transactions with related parties.

The FHLBanks' Office of Finance was established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations, consisting of bonds and discount notes, and to publish the FHLBanks' combined quarterly and annual financial reports.

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

The Finance Agency is the independent federal regulator of the FHLBanks, Freddie Mac, and Fannie Mae. The Finance Agency's stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements of the Federal Home Loan Bank of Indianapolis have been prepared in accordance with GAAP and SEC requirements.

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal recurring nature.

Reclassifications. We have reclassified certain amounts from the prior periods to conform to the current period presentation. These reclassifications had no effect on net income, total comprehensive income, total capital or net cash flows.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates include the fair value of financial instruments, including derivatives; the allowance for credit losses; and the determination of other-than-temporary impairments of certain private-label RMBS. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, have been determined based on the assumptions that we believe market participants would use in pricing the asset or liability and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. See Note 19 - Estimated Fair Values for more information.

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

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition. We did not have any investments classified as trading during the years ended December 31, 2015, 2014 or 2013.

Held-to-Maturity. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM. The carrying value includes adjustments made to the cost basis of the security for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and OCI (non-credit losses).

Certain changes in circumstances may cause us to change our intent to hold a particular security to maturity without necessarily calling into question our intent to hold other debt securities to maturity. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other isolated, non-recurring, and unusual events, which could not have been reasonably anticipated, may also cause us to sell or transfer an HTM security without necessarily calling into question our intent to hold other debt securities to maturity.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date, if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and any changes in market interest rates would not have a significant effect on the security's estimated fair value, or (ii) the sale occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled payments payable in equal installments (both principal and interest) over its term.

Available-for-Sale. Securities that have readily determinable fair values and are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities that have been hedged and for which the hedging relationship qualifies as a fair-value hedge. For these securities, we record the portion of the change in fair value related to the risk being hedged in other income (loss) as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the securities in OCI. For AFS securities that are OTTI, changes in fair value, net of any credit loss, are recorded in OCI as the non-credit portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on MBS and ABS at an individual security level using the retrospective level-yield method (retrospective interest method) over the estimated remaining cash flows of each security. This method requires a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been used since the acquisition date. We amortize purchased premiums and accrete purchased discounts on all other investment securities at an individual security level using a contractual level-yield methodology.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subsequent Accounting for OTTI. If the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional OTTI. The amount of OTTI prior to the determination of an additional OTTI is calculated as the difference between its amortized cost less the amount of its non-credit OTTI remaining in AOCI and its estimated fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount of non-credit losses remaining in AOCI, is reclassified out of AOCI and into other income (loss).

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

On a quarterly basis, we re-evaluate the estimated cash flows and accretable yield. If there is no additional OTTI and there is either (i) a significant increase in the security's expected cash flows or (ii) a favorable change in the timing and amount of the security's expected cash flows, we adjust the accretable yield on a prospective basis.

Variable Interest Entities. We have investments in VIEs that consist of senior interests in private-label RMBS and ABS. The carrying amounts of the investments are included in HTM and AFS securities. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to the carrying value.

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

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and, therefore, consolidation is not required for our investments in VIEs as of December 31, 2015 or 2014. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2015, 2014, or 2013. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

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

Advance Modifications. When we fund a new advance concurrently with, or within a short period of time (typically five business days) before or after, the prepayment of an existing advance, we evaluate whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes an advance restructuring. We account for an advance as a restructuring if both of the following criteria are met: (i) the effective yield of the advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks that is not restructuring, and (ii) modifications of the existing advance are determined to be more than minor, i.e., if the present value of cash flows under the terms of the advance is at least 10% different from the present value of the remaining cash flows under the terms of the existing advance or through an evaluation of other qualitative factors that may include changes in the interest rate exposure to the member by moving from a fixed to an adjustable rate advance. In all other instances, the advance is accounted for as a modification.

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

MPF Credit Enhancement Fees. For conventional MPF mortgage loan participations, PFIs retain a portion of the credit risk on the loans they sell to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE fee for assuming credit risk, and, in some instances, all or a portion of the CE fee may be performance-based. To the extent the Bank experiences losses in a pool, it may be able to recapture CE fees paid to that PFI to offset those losses. All CE fees are paid monthly based on the remaining UPB of the loans in a pool. CE fees are recorded as an offset to mortgage loan interest income.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

REO. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to us to satisfy the loan. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. Upon full receipt, the mortgage loan is removed from our statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition.

Under the MPF Program, REO is recorded in other assets and includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. We recognize a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent gains, losses, and carrying costs are included in other expense.

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

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that they are needed to understand the exposure to credit risk arising from these financing receivables. We determined that no further disaggregation of our portfolio segments is needed, as the credit risk arising from these financing receivables is adequately assessed and measured at the portfolio segment level.

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). Monthly servicer remittances on an actual/actual basis may also be well secured; however, servicers on actual/actual remittance do not advance principal and interest due until the payments are received from the borrower, or when the loan is repaid.

A government-guaranteed or -insured mortgage loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the United States government guarantee or insurance of the loan and the contractual obligation of the loan servicer to pay defaulted interest at the contractual rate.

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income (for any interest accrued in the current year) and/or the allowance for loan losses (for any interest accrued in the previous year). We record cash payments received on non-accrual loans as a direct reduction of the recorded investment in the loan. When the recorded investment has been fully collected, any additional amounts collected are recognized as interest income. A loan on non-accrual status may be restored to accrual status when it becomes current (zero days past due) and three consecutive and timely monthly payments have been made.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

MPP loans discharged in Chapter 7 bankruptcy without a reaffirmation of the debt are considered TDRs unless they have SMI policies. Loans discharged in Chapter 7 bankruptcy with SMI policies are also considered to be TDRs unless (i) we will not suffer more than an insignificant delay in receiving all principal and interest due or (ii) we are not relinquishing a legal right to pursue the borrower for deficiencies for those loans not affirmed.

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

For both MPP and MPF, modifications of government loans are not considered or accounted for as TDRs because we anticipate no loss of principal or interest accrued at the original contract rate, without significant delay, due to the government-guarantee or insurance.

Impairment Methodology. A loan is considered impaired when, based on current and historical information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected.

Loans that are on non-accrual status and considered collateral dependent are impaired only if the estimated fair value of the underlying property (net of estimated selling costs) is expected to be insufficient to recover the estimated costs associated with maintaining and disposing of the property (which includes UPB and interest owed on the delinquent loan, if any). Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). Loans that are considered collateral dependent are subject to individual evaluation instead of collective evaluation. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. A charge-off is recorded if it is determined that the recorded investment in a loan will not be recovered. We record a charge-off on a conventional mortgage loan against the loan loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the settlement of a claim against any of the credit enhancements, delinquency in excess of 180 days, and filing for bankruptcy protection. We charge-off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

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

Cash flows associated with derivatives are reported as cash flows from operating activities in the statement of cash flows unless the derivatives contain financing elements, in which case they are reflected as cash flows from financing activities. Derivative instruments that include non-standard terms, or require an upfront cash payment, or both, often contain a financing element.

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

(i)
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions are effective in offsetting changes in the fair value of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. As a result, for fair-value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded as net gains (losses) on derivatives and hedging activities.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. However, the use of an economic hedge is part of a permissible hedging strategy under our RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments in earnings for the hedged assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as an adjustment to the income or expense of the designated hedged item.

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

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, we have elected to offset our derivative asset and liability positions, as well as cash collateral received or pledged, when we have met the netting requirements. We did not have any offsetting liabilities related to securities purchased under agreements to resell at December 31, 2015 or 2014.

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

Finance Agency Expenses. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks as assessments, which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank.

Office of Finance Expenses. Our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total consolidated obligations outstanding and (ii) one-third based on equal pro rata allocation. We record our share of these expenditures in other expenses.

Assessments.

Affordable Housing Program. The Bank Act requires each FHLBank to establish and fund an AHP, which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. Each period, we charge/(credit) the required funding for AHP to earnings and increase/(decrease) the associated liability. We typically make the AHP subsidy available to members as a grant. As an alternative, we can issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 14 - Affordable Housing Program for more information.

Cash Flows. We consider cash and due from banks on the statement of condition as cash and cash equivalents within the statement of cash flows because of their highly liquid nature. Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits are not treated as cash and cash equivalents, but instead are treated as short-term investments and, accordingly, their associated cash flows are reported in the investing activities section of the statement of cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of an operating or finance lease, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize a lease asset and lease liability. Under previous guidance, a lessee was not required to recognize a lease asset and lease liability arising from an operating lease on the statement of condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

This guidance becomes effective for the interim and annual periods beginning on January 1, 2019, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. We are in the process of evaluating this guidance, and its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following provisions:

•	equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income;

•
separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments;

•
separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements; and

•
elimination of the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

The guidance becomes effective for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the statement of condition as of the beginning of the period of adoption. We are in the process of evaluating this guidance, and its effect on our financial condition, results of operations, and cash flows has not yet been determined.

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

This guidance became effective for the interim and annual periods beginning on January 1, 2016, and was adopted prospectively. However, this guidance will not have a material effect on our financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

This guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted retrospectively. This guidance will result in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on our statement of condition beginning January 1, 2016.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, retrospectively to each prior reporting period presented; or (ii) a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance by one year. The guidance is effective for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after January 1, 2017. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, or cash flows is not expected to be material.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance intended to enhance consolidation analysis for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily emphasizes: (i) risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling interest in a VIE; and (iii) potentially changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.

This guidance became effective for the interim and annual periods beginning on January 1, 2016 and will not have a material effect on our financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $81,853, $717, and $608 for the years ended December 31, 2015, 2014, and 2013, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with the Federal Reserve Banks of $29,859 and $25,645 at December 31, 2015 and 2014, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents information on our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2015	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$3,478,617	$—	$5,467	$(3,542)	$3,480,542
GSE MBS	271,249	—	477	(2,305)	269,421
Private-label RMBS	288,957	(304)	30,533	—	319,186
Total AFS securities	$4,038,823	$(304)	$36,477	$(5,847)	$4,069,149

December 31, 2014
GSE and TVA debentures	$3,139,037	$—	$17,430	$(1,352)	$3,155,115
Private-label RMBS	362,878	(127)	38,299	—	401,050
Total AFS securities	$3,501,915	$(127)	$55,729	$(1,352)	$3,556,165

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$578,809	$(2,774)	$107,349	$(768)	$686,158	$(3,542)
GSE MBS	183,508	(2,305)	—	—	183,508	(2,305)
Private-label RMBS	—	—	4,179	(304)	4,179	(304)
Total impaired AFS securities	$762,317	$(5,079)	$111,528	$(1,072)	$873,845	$(6,151)

December 31, 2014
GSE and TVA debentures	$264,959	$(1,352)	$—	$—	$264,959	$(1,352)
Private-label RMBS	—	—	5,656	(127)	5,656	(127)
Total impaired AFS securities	$264,959	$(1,352)	$5,656	$(127)	$270,615	$(1,479)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$820,210	$821,413	$—	$—
Due after 1 year through 5 years	1,921,544	1,924,567	2,484,379	2,497,034
Due after 5 years through 10 years	637,007	635,356	654,658	658,081
Due after 10 years	99,856	99,206	—	—
Total non-MBS	3,478,617	3,480,542	3,139,037	3,155,115
Total MBS	560,206	588,607	362,878	401,050
Total AFS securities	$4,038,823	$4,069,149	$3,501,915	$3,556,165

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The amortized cost of AFS securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2015	December 31, 2014
Non-MBS fixed-rate	$3,478,617	$3,139,037
MBS:
Fixed-rate	275,732	5,783
Variable-rate	284,474	357,095
Total MBS	560,206	362,878

Total AFS securities, at amortized cost	$4,038,823	$3,501,915

Realized Gains and Losses. There were no sales of AFS securities during the years ended December 31, 2015 or 2014. However, during the year ended December 31, 2013, we sold six OTTI AFS securities, only one of which was in an unrealized loss position. Prior to the sale, we recorded an OTTI credit charge for that security, representing the entire difference between our amortized cost basis and its estimated fair value, which resulted in no gross realized losses from this sale. Our previously recognized OTTI credit losses including accretion were $38,806. We received proceeds from the sale of $129,471 and recognized gross realized gains of $17,135. We compute gains and losses on sales of investment securities using the specific identification method.

As of December 31, 2015, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2015	Cost (1)	OTTI	Value	Gains	Losses	Value
GSE debentures	$100,000	$—	$100,000	$2	$—	$100,002
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,894,867	—	2,894,867	13,113	(12,148)	2,895,832
GSE MBS	3,267,647	—	3,267,647	63,687	(2,333)	3,329,001
Private-label RMBS	72,107	—	72,107	116	(939)	71,284
Manufactured housing loan ABS	9,594	—	9,594	—	(1,010)	8,584
Home equity loan ABS	1,254	(132)	1,122	61	(21)	1,162
Total MBS and ABS	6,245,469	(132)	6,245,337	76,977	(16,451)	6,305,863

Total HTM securities	$6,345,469	$(132)	$6,345,337	$76,979	$(16,451)	$6,405,865

December 31, 2014
GSE debentures	$269,000	$—	$269,000	$199	$—	$269,199
MBS and ABS:
Other U.S. obligations -guaranteed MBS	3,032,494	—	3,032,494	30,598	(5,959)	3,057,133
GSE MBS	3,567,958	—	3,567,958	93,583	(104)	3,661,437
Private-label RMBS	99,879	—	99,879	360	(1,049)	99,190
Manufactured housing loan ABS	11,243	—	11,243	—	(1,164)	10,079
Home equity loan ABS	1,716	(175)	1,541	114	(77)	1,578
Total MBS and ABS	6,713,290	(175)	6,713,115	124,655	(8,353)	6,829,417

Total HTM securities	$6,982,290	$(175)	$6,982,115	$124,854	$(8,353)	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. None of our non-MBS were in an unrealized loss position at December 31, 2015 or 2014.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2015	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,271,907	$(6,147)	$603,045	$(6,001)	$1,874,952	$(12,148)
GSE MBS	566,277	(1,744)	224,436	(589)	790,713	(2,333)
Private-label RMBS	16,206	(102)	24,958	(837)	41,164	(939)
Manufactured housing loan ABS	—	—	8,584	(1,010)	8,584	(1,010)
Home equity loan ABS	—	—	1,162	(92)	1,162	(92)
Total MBS and ABS	1,854,390	(7,993)	862,185	(8,529)	2,716,575	(16,522)
Total impaired HTM securities	$1,854,390	$(7,993)	$862,185	$(8,529)	$2,716,575	$(16,522)

December 31, 2014
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$528,242	$(1,254)	$702,768	$(4,705)	$1,231,010	$(5,959)
GSE MBS	31,554	(8)	26,013	(96)	57,567	(104)
Private-label RMBS	3,274	(3)	41,050	(1,046)	44,324	(1,049)
Manufactured housing loan ABS	—	—	10,080	(1,164)	10,080	(1,164)
Home equity loan ABS	—	—	1,579	(138)	1,579	(138)
Total MBS and ABS	563,070	(1,265)	781,490	(7,149)	1,344,560	(8,414)
Total impaired HTM securities	$563,070	$(1,265)	$781,490	$(7,149)	$1,344,560	$(8,414)

(1)
For home equity loan ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at December 31, 2015 and 2014 of $(21) and $(77), respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $(132) and $(175), respectively, and gross unrecognized holding gains on previously OTTI securities of $61 and $114, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2015			December 31, 2014
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS:
Due in 1 year or less	$100,000	$100,000	$100,002	$169,000	$169,000	$169,099
Due after 1 year through 5 years	—	—	—	100,000	100,000	100,100
Total non-MBS	100,000	100,000	100,002	269,000	269,000	269,199
Total MBS and ABS	6,245,469	6,245,337	6,305,863	6,713,290	6,713,115	6,829,417
Total HTM securities	$6,345,469	$6,345,337	$6,405,865	$6,982,290	$6,982,115	$7,098,616

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The amortized cost of HTM securities is detailed below by interest-rate payment terms.

Interest-Rate Payment Term	December 31, 2015	December 31, 2014
Non-MBS variable-rate	$100,000	$269,000
MBS and ABS:
Fixed-rate	1,955,594	2,470,736
Variable-rate	4,289,875	4,242,554
Total MBS and ABS	6,245,469	6,713,290

Total HTM securities, at amortized cost	$6,345,469	$6,982,290

Note 6 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position for OTTI as described in Note 1 - Summary of Significant Accounting Policies.

To ensure consistency in the determination of OTTI for private-label RMBS and ABS (including manufactured housing and home equity loan ABS), all FHLBanks use the OTTI Governance Committee as a formal process to determine the key OTTI modeling assumptions used for purposes of our cash flow analysis for substantially all of these securities. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI. The remaining private-label RMBS and ABS are evaluated using the FHLBanks' common framework and approved assumptions.

Our evaluation includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions (some of which are determined based upon other assumptions) such as:

•	the remaining payment terms for the security;

•	market interest-rates;

•	expected housing price changes; and

•	based on underlying loan-level borrower and loan characteristics:

◦	prepayment speed;

◦	default rate; and

◦	loss severity on the collateral supporting our security.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of each of our private-label RMBS will be recovered. Since the projected cash flows are based on a number of assumptions and expectations, the results of these models can vary significantly with changes in those assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and housing price recovery path.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 8.0% over a twelve month period. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 5.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2015 on the one security for which an OTTI was determined to have occurred, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS			Current Credit
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancement
Prime - 2006	14%	17%	37%	0%

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

Results of OTTI Evaluation Process - Private-label RMBS and ABS. For the year ended December 31, 2013, we recorded an OTTI credit charge of $1,924 representing the entire difference between our amortized cost basis and its estimated fair value, on one security for which we changed our previous intention to hold until recovery of its amortized cost. We did not have any such change in intent during the years ended December 31, 2015 or 2014.

For the remaining securities, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, no additional OTTI credit losses were recognized for the year ended December 31, 2013, but we recognized credit losses of $61 and $270 during the years ended December 31, 2015 and 2014, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2015	2014	2013
Balance at beginning of year	$69,626	$72,287	$109,169
Additions:
Additional credit losses for which OTTI was previously recognized (1)	61	270	1,924
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	—	(30,506)
Unamortized life-to-date credit losses on security that we intend to sell before recovery of its amortized cost basis	—	—	(8,300)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(9,014)	(2,931)	—
Balance at end of year	$60,673	$69,626	$72,287

(1)	Relates to all securities impaired prior to January 1, 2015, 2014, and 2013, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the December 31, 2015 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	December 31, 2015
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$341,983	$288,957	$319,186
Home equity loan ABS - subprime	663	636	504	565	—	—	—
Total	$663	$636	$504	$565	$341,983	$288,957	$319,186

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2015 are considered temporary.

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

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0% to 7.53%.

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$89	2.58	$—	—
Due in 1 year or less	11,969,004	0.63	7,406,652	0.83
Due after 1 year through 2 years	2,678,669	1.50	2,529,649	1.28
Due after 2 years through 3 years	2,511,090	1.83	2,331,427	1.57
Due after 3 years through 4 years	1,705,052	2.44	2,047,262	2.05
Due after 4 years through 5 years	2,638,688	1.22	1,571,567	2.51
Thereafter	5,304,876	1.30	4,743,645	1.31
Total advances, par value	26,807,468	1.13	20,630,202	1.33
Fair-value hedging adjustments	69,829		117,118
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	31,611		42,347
Total advances	$26,908,908		$20,789,667

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The following table presents the par value of advances by interest-rate payment terms and contractual maturity dates.

Interest-Rate Payment Term	December 31, 2015	December 31, 2014
Fixed-rate
Due in 1 year or less	$10,760,223	$6,628,763
Due after 1 year	9,031,344	8,846,184
Total fixed-rate	19,791,567	15,474,947
Adjustable-rate
Due in 1 year or less	1,208,871	777,890
Due after 1 year	5,807,030	4,377,365
Total adjustable-rate	7,015,901	5,155,255
Total advances, par value	$26,807,468	$20,630,202

Prepayments. We offer our members certain advances that provide them the right, at predetermined future dates, to call (i.e., prepay) the advance prior to maturity without incurring prepayment or termination fees. Borrowers typically exercise their call options for fixed-rate advances when interest rates decline. We also offer certain adjustable-rate advances that may be contractually prepaid by the borrower at the interest-rate reset date without incurring prepayment or termination fees. At December 31, 2015 and 2014, we had $7.4 billion and $5.6 billion, respectively, of such advances. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

We offer putable advances. Under the terms of a putable advance, we retain the right to extinguish or put the fixed-rate advance to the member on predetermined future dates and offer replacement funding at prevailing market rates, subject to certain conditions. At December 31, 2015 and 2014, we had putable advances outstanding totaling $434,500 and $179,000, respectively.

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Overdrawn demand and overnight deposit accounts	$89	$—	$89	$—
Due in 1 year or less	17,669,284	11,293,767	12,224,004	7,574,152
Due after 1 year through 2 years	2,540,919	2,533,649	2,601,169	2,499,649
Due after 2 years through 3 years	2,309,925	2,208,677	2,491,090	2,233,927
Due after 3 years through 4 years	1,635,052	1,847,262	1,700,052	2,012,262
Due after 4 years through 5 years	1,553,688	1,506,567	2,635,688	1,566,567
Thereafter	1,098,511	1,240,280	5,155,376	4,743,645
Total advances, par value	$26,807,468	$20,630,202	$26,807,468	$20,630,202

Credit Risk Exposure and Security Terms. We lend to members within our district involved in housing finance according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its advances.

At December 31, 2015 and 2014, we had a total of $14.8 billion and $8.3 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 55% and 40%, respectively, of total advances at par outstanding on those dates, were made to eight and five borrowers, respectively. At December 31, 2015 and 2014, we held $25.7 billion and $15.1 billion, respectively, of UPB of collateral to secure the advances to these borrowers.

See Note 9 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist of residential loans acquired through the MPP (which includes the original program and MPP Advantage) and participation interests purchased in fixed-rate residential mortgage loans originated by certain of the FHLBank of Topeka's PFIs through their participation in the MPF Program offered by the FHLBank of Chicago. All participation interests in MPF Program loans under their existing MCCs were fulfilled in April 2014. The MPP and MPF Program loans are fixed rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by federal agencies.

The following tables present mortgage loans held for portfolio by term and by type.

	December 31, 2015
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$6,439,165	$372,101	$6,811,266
Fixed-rate medium-term (1) mortgages	1,104,018	66,771	1,170,789
Total mortgage loans held for portfolio, UPB	7,543,183	438,872	7,982,055
Unamortized premiums	155,457	7,418	162,875
Unamortized discounts	(1,568)	(264)	(1,832)
Fair-value hedging adjustments	4,247	(430)	3,817
Allowance for loan losses	(1,000)	(125)	(1,125)
Total mortgage loans held for portfolio, net	$7,700,319	$445,471	$8,145,790

	December 31, 2014
Term	MPP	MPF	Total
Fixed-rate long-term mortgages	$5,233,682	$428,758	$5,662,440
Fixed-rate medium-term (1) mortgages	963,083	78,919	1,042,002
Total mortgage loans held for portfolio, UPB	6,196,765	507,677	6,704,442
Unamortized premiums	107,876	8,726	116,602
Unamortized discounts	(1,874)	(302)	(2,176)
Fair-value hedging adjustments	4,369	(475)	3,894
Allowance for loan losses	(2,250)	(250)	(2,500)
Total mortgage loans held for portfolio, net	$6,304,886	$515,376	$6,820,262

(1)	Defined as a term of 15 years or less at origination.

	December 31, 2015
Type	MPP	MPF	Total
Conventional	$7,020,562	$350,470	$7,371,032
Government -guaranteed or -insured	522,621	88,402	611,023
Total mortgage loans held for portfolio, UPB	$7,543,183	$438,872	$7,982,055

	December 31, 2014
Type	MPP	MPF	Total
Conventional	$5,562,460	$406,469	$5,968,929
Government -guaranteed or -insured	634,305	101,208	735,513
Total mortgage loans held for portfolio, UPB	$6,196,765	$507,677	$6,704,442

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

Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At December 31, 2015 and 2014, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2015 and 2014, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2015, 2014, or 2013.

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

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. These assets have maturities ranging from 1 to 270 days. Given their short-term nature, credit risk is minimal and as such, we do not establish an allowance for credit losses for these products.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mortgage Loans.

Government-Guaranteed or -Insured. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, VA, RHA, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by guarantees or insurance. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2015 or 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the United States government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Our allowance for loan losses is based on our best estimate of probable losses over the loss emergence period. We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2015, we continue to use a loss emergence period of 24 months. Our loan loss analysis also compares, or benchmarks, our estimated losses, after credit enhancements, to actual losses occurring in the portfolio. Our methodology also incorporates a calculation of the potential effect of adverse scenarios on the allowance and an assessment of the likelihood of incurring losses resulting from the adverse scenarios during the next 24 months. As a result of our methodology, our allowance for loan losses reflects our best estimate of the probable losses in our original MPP and MPP Advantage portfolios.

Conventional MPF Program. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. The loss layers, in order of priority, are (i) borrower equity; (ii) PMI, (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each pool prior to the PFI’s CE Obligation; and (iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the S&P equivalent of AA by an NRSRO. Any losses not absorbed by the loss protection are shared among the participating FHLBanks based upon the applicable percentage of participation.

The allowance for conventional loans is determined by analyzing the portfolio's delinquency migration and charge-offs over a historical period to determine the probability of default and loss severity rates. The analysis of conventional loans evaluated for impairment (i) considers loan pool-specific attribute data; (ii) applies estimated default probabilities and loss severities; and (iii) incorporates credit enhancements in order to determine our best estimate of probable losses.

Collectively Evaluated Mortgage Loans.

MPP. Our loan loss analysis includes collectively evaluating the MPP pools of conventional loans for impairment. The measurement of our allowance for loan losses includes evaluating (i) homogeneous pools of mortgage loans past due 180 days or more; and (ii) the current to 179 days past due portion of the loan portfolio. This loan loss analysis considers MPP pool-specific attribute data, estimated liquidation values of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements. Delinquency reports are used to determine the population of loans incorporated into the allowance for loan loss analysis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

MPF Program. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool purchased under the MPF Program. The measurement of the allowance for loan losses consists of (i) evaluating homogeneous pools of current and delinquent mortgage loans; and (ii) estimating credit losses in the pool based upon the default probability ratios, loss severity rates, FLAs and CE obligations. Additional analyses include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions.

Individually Evaluated Mortgage Loans.

MPP. Certain conventional mortgage loans that are impaired, primarily TDRs, although not necessarily considered collateral dependent, may be specifically identified for purposes of determining the allowance for loan losses. The estimated losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual basis. The measurement of our allowance for loans individually evaluated for loss considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party model.

We also individually evaluate any remaining exposure to loans paid in full by the servicers. Monthly remittance reports monitored by management are used to determine the population of delinquent loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The fair value of the collateral is obtained from HUD statements, sales listings or other evidence of current expected liquidation amounts.

MPF Program. We individually evaluate certain conventional mortgage loans for impairment, including TDRs and collateral-dependent loans. The estimated loan losses on impaired loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. We measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate.

Qualitative Factors. We also assess qualitative factors in the estimation of loan losses. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that is not ascribed to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described within.

Credit Enhancements.

MPP. Our allowance for loan losses considers the credit enhancements associated with conventional mortgage loans under the original program and MPP Advantage. The credit enhancements are applied to the estimated losses after any remaining borrower's equity in the following order: (i) any applicable PMI up to coverage limits; (ii) any available funds remaining in the LRA up to each MCC's allocated share; and (iii) any SMI coverage (not applicable to the MPP Advantage) up to the policy limits. Since we would bear any remaining loss, an estimate of the remaining loss is included in our allowance for loan losses.

Beginning with the MPP Advantage, we discontinued the use of SMI for all loan purchases and replaced it with a fixed LRA. The fixed LRA is funded at the time we acquire the loan and consists of a portion of the purchase proceeds to cover losses beyond those covered by PMI and SMI (as applicable). The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans. Any excess funds are ultimately distributed to the member in accordance with a step-down schedule that is established upon execution of an MCC, subject to performance of the related loan pool.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents actual activity in the LRA.

LRA Activity	2015	2014	2013
Balance of LRA, beginning of year	$61,949	$45,330	$33,693
Additions	31,573	19,422	15,643
Claims paid	(1,576)	(2,314)	(3,174)
Distributions to members	(394)	(489)	(832)
Balance of LRA, end of year	$91,552	$61,949	$45,330

Any estimated losses that would be recovered from the credit enhancements are not reserved for as part of our allowance for loan losses. However, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability of amounts under our PMI/SMI policies. As a result of our evaluation, we reduced our estimates of recovery associated with the expected amount of our claims for all providers of these policies and established an allowance for unrecoverable PMI/SMI at December 31, 2015 and 2014 of $140 and $240, respectively, as a component of the allowance for MPP loan losses.

The following table presents the estimated impact of credit enhancements on the allowance.

MPP Credit Waterfall	December 31, 2015	December 31, 2014
Estimated incurred losses remaining after borrower's equity, before credit enhancements	$6,132	$25,232
Portion of estimated losses recoverable from PMI	(1,477)	(3,301)
Portion of estimated losses recoverable from LRA (1)	(550)	(5,334)
Portion of estimated losses recoverable from SMI	(3,245)	(14,587)
Allowance for unrecoverable PMI/SMI	140	240
Allowance for MPP loan losses	$1,000	$2,250

(1)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to members.

MPF Program. We pay the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed upon amount. We record CE fees paid to the PFIs as a reduction to mortgage loan interest income. CE fees paid to PFIs were $355, $399, and $304 in the years ended December 31, 2015, 2014 and 2013, respectively. Performance-based CE fees may be withheld to cover losses allocated to us. There were no performance-based CE fees withheld from PFIs in the years ended December 31, 2015, 2014 or 2013.

Any losses that occur in a pool will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2015 and 2014, our exposure under the FLA was $3,482 and $3,431, respectively, with PFI's CE obligations available to cover losses in excess of the FLA totaling $26,862 and $26,851, respectively. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. Accordingly, the allowance was reduced by $0 and $2 as of December 31, 2015 and 2014, respectively, for the amount in excess of the FLA to be covered by CE obligations. The resulting allowance for MPF loan losses at December 31, 2015 and 2014 was $125 and $250, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2015	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$40,901	$20,468	$803	$934	$63,106
Past due 60-89 days	11,512	4,080	97	1,019	16,708
Past due 90 days or more	37,771	2,543	167	580	41,061
Total past due	90,184	27,091	1,067	2,533	120,875
Total current	7,110,997	504,818	356,869	87,300	8,059,984
Total mortgage loans, recorded investment	7,201,181	531,909	357,936	89,833	8,180,859
Net unamortized premiums	(146,573)	(7,316)	(6,275)	(879)	(161,043)
Fair-value hedging adjustments	(4,220)	(26)	367	62	(3,817)
Accrued interest receivable	(29,826)	(1,946)	(1,558)	(614)	(33,944)
Total mortgage loans held for portfolio, UPB	$7,020,562	$522,621	$350,470	$88,402	$7,982,055

Other Delinquency Statistics as of December 31, 2015
In process of foreclosure (1)	$23,602	$—	$—	$—	$23,602
Serious delinquency rate (2)	0.52%	0.48%	0.05%	0.65%	0.50%
Past due 90 days or more still accruing interest (3)	$30,764	$2,543	$—	$580	$33,887
On non-accrual status	8,207	—	167	—	8,374

	MPP		MPF
Mortgage Loans Held for Portfolio as of December 31, 2014	Conventional	FHA	Conventional	Government	Total
Past due 30-59 days	$59,365	$25,954	$1,011	$1,287	$87,617
Past due 60-89 days	14,879	6,010	252	657	21,798
Past due 90 days or more	49,128	3,636	1	483	53,248
Total past due	123,372	35,600	1,264	2,427	162,663
Total current	5,564,041	609,711	414,305	100,184	6,688,241
Total mortgage loans, recorded investment	5,687,413	645,311	415,569	102,611	6,850,904
Net unamortized premiums	(97,411)	(8,591)	(7,400)	(1,024)	(114,426)
Fair-value hedging adjustments	(4,323)	(45)	417	57	(3,894)
Accrued interest receivable	(23,219)	(2,370)	(2,117)	(436)	(28,142)
Total mortgage loans held for portfolio, UPB	$5,562,460	$634,305	$406,469	$101,208	$6,704,442

Other Delinquency Statistics as of December 31, 2014
In process of foreclosure (1)	$32,369	$—	$—	$—	$32,369
Serious delinquency rate (2)	0.86%	0.56%	—%	0.47%	0.78%
Past due 90 days or more still accruing interest (3)	$46,341	$3,636	$—	$483	$50,460
On non-accrual status	7,207	—	1	—	7,208

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

	MPP	MPF
Rollforward of Allowance	Conventional	Conventional	Total
Allowance for loan losses, January 1, 2015	$2,250	$250	$2,500
Charge-offs, net of recoveries	(916)	(3)	(919)
Provision for (reversal of) loan losses	(334)	(122)	(456)
Allowance for loan losses, December 31, 2015	$1,000	$125	$1,125

Allowance for loan losses, January 1, 2014	$4,000	$500	$4,500
Charge-offs, net of recoveries	(758)	(9)	(767)
Provision for (reversal of) loan losses	(992)	(241)	(1,233)
Allowance for loan losses, December 31, 2014	$2,250	$250	$2,500

Allowance for loan losses, January 1, 2013	$9,850	$150	$10,000
Charge-offs, net of recoveries	(1,306)	—	(1,306)
Provision for (reversal of) loan losses	(4,544)	350	(4,194)
Allowance for loan losses, December 31, 2013	$4,000	$500	$4,500

Allowance for Loan Losses, December 31, 2015
Loans collectively evaluated for impairment	$886	$125	$1,011
Loans individually evaluated for impairment (1)	114	—	114
Total allowance for loan losses	$1,000	$125	$1,125

Allowance for Loan Losses, December 31, 2014
Loans collectively evaluated for impairment	$1,776	$250	$2,026
Loans individually evaluated for impairment (1)	474	—	474
Total allowance for loan losses	$2,250	$250	$2,500

Recorded Investment, December 31, 2015
Loans collectively evaluated for impairment	$7,183,881	$357,936	$7,541,817
Loans individually evaluated for impairment (1)	17,300	—	17,300
Total recorded investment	$7,201,181	$357,936	$7,559,117

Recorded Investment, December 31, 2014
Loans collectively evaluated for impairment	$5,667,524	$415,569	$6,083,093
Loans individually evaluated for impairment (1)	19,889	—	19,889
Total recorded investment	$5,687,413	$415,569	$6,102,982

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of December 31, 2015 and 2014 of $4,639 and $5,519, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of December 31, 2015 and 2014 includes $68 and $153 respectively, for these potential claims.

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

Individually Evaluated Impaired Loans. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	December 31, 2015			December 31, 2014
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$16,426	$16,389	$—	$13,744	$13,647	$—
MPP conventional loans with allowance for loan losses	874	863	46	6,145	6,099	321
Total	$17,300	$17,252	$46	$19,889	$19,746	$321

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Years Ended December 31,
	2015		2014		2013
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$17,967	$872	$13,255	$959	$16,752	$968
MPP conventional loans with allowance for loan losses	881	105	6,016	102	949	97
Total	$18,848	$977	$19,271	$1,061	$17,701	$1,065

The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	December 31, 2015			December 31, 2014
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$14,997	$2,303	$17,300	$13,744	$6,145	$19,889

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment was not materially different than the post-modification recorded investment in TDRs.

There was one MPF Program TDR as of December 31, 2015 with a recorded investment of $160. There were no MPF Program TDRs as of December 31, 2014 or 2013.

Real Estate Owned. We had no MPF Program REO recorded at December 31, 2015 or 2014. During the year ended December 31, 2014, we liquidated the MPF Program REO of $117 that was transferred to other assets earlier in 2014.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 10 - Premises, Software and Equipment

The following table presents information on our premises, software and equipment.

Type	December 31, 2015	December 31, 2014
Premises	$14,852	$14,267
Computer software	35,818	30,931
Data processing equipment	7,408	6,622
Furniture and equipment	3,400	3,260
Other	434	430
Premises, software and equipment, in service	61,912	55,510
Accumulated depreciation and amortization	(24,340)	(18,917)
Premises, software and equipment, in service, net	37,572	36,593
Capitalized assets in progress	929	1,825
Premises, software and equipment, net	$38,501	$38,418

For the years ended December 31, 2015, 2014 and 2013, the depreciation and amortization expense for premises, software and equipment was $5,461, $3,481, and $2,610, respectively, including amortization of computer software costs of $3,633, $1,791 and $1,129, respectively.

Note 11 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and our interest-bearing liabilities that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

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

We reevaluate our hedging strategies from time to time and, consequently, we may adopt new strategies or change our hedging techniques.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and thus do not trade derivatives for short-term profit. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the clearinghouse.

Types of Derivatives. We use the following derivative instruments to reduce funding costs and to manage our exposure to interest-rate risks inherent in the normal course of business.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate we receive or pay in most interest-rate swaps is LIBOR.

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

Investments. We primarily invest in agency MBS and GSE debentures, which may be classified as HTM or AFS securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment, interest-rate and duration risks by funding investment securities with consolidated obligations that contain call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may also manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. On occasion, we may hold derivatives that are associated with HTM securities and are designated as economic hedges. Derivatives associated with AFS securities may qualify as a fair-value hedge or be designated as an economic hedge.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2015	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,602,221	$32,179	$208,811
Total derivatives designated as hedging instruments	24,602,221	32,179	208,811
Derivatives not designated as hedging instruments:
Interest-rate swaps	252,417	421	77
Interest-rate caps/floors	340,500	62	1
Interest-rate forwards	106,300	51	82
MDCs	106,958	102	82
Total derivatives not designated as hedging instruments	806,175	636	242

Total derivatives before adjustments	$25,408,396	32,815	209,053
Netting adjustments (1)		(51,807)	(51,807)
Cash collateral and related accrued interest (1)		68,859	(76,632)
Total derivatives, net		$49,867	$80,614

December 31, 2014
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,527,697	$55,095	$331,546
Total derivatives designated as hedging instruments	27,527,697	55,095	331,546
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,476,365	330	735
Interest-rate caps/floors	340,500	312	—
Interest-rate forwards	252,100	—	1,631
MDCs	252,418	711	6
Total derivatives not designated as hedging instruments	2,321,383	1,353	2,372

Total derivatives before adjustments	$29,849,080	56,448	333,918
Netting adjustments (1)		(72,630)	(72,630)
Cash collateral and related accrued interest (1)		41,669	(158,035)
Total derivatives, net		$25,487	$103,253

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2015 and 2014 was $146,301 and $201,284, respectively. Cash collateral received from counterparties at December 31, 2015 and 2014 was $810 and $1,580, respectively.

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

	December 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$20,122	$174,280	$48,532	$308,041
Cleared	12,540	34,609	7,205	24,240
Total gross recognized amount	32,662	208,889	55,737	332,281
Gross amounts of netting adjustments and cash collateral
Uncleared	(17,858)	(93,830)	(48,389)	(206,425)
Cleared	34,910	(34,609)	17,428	(24,240)
Total gross amounts of netting adjustments and cash collateral	17,052	(128,439)	(30,961)	(230,665)
Net amounts after netting adjustments and cash collateral
Uncleared	2,264	80,450	143	101,616
Cleared	47,450	—	24,633	—
Total net amounts after netting adjustments and cash collateral	49,714	80,450	24,776	101,616
Derivative instruments not meeting netting requirements (1)	153	164	711	1,637
Total derivatives, at estimated fair value	$49,867	$80,614	$25,487	$103,253

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Years Ended December 31,
Type of Hedge	2015	2014	2013
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$4,146	$(12,268)	$12,312
Total net gain (loss) related to fair-value hedge ineffectiveness	4,146	(12,268)	12,312
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,497	3,911	5,283
Interest-rate caps/floors	(251)	(1,016)	322
Interest-rate forwards	(3,372)	(8,662)	6,475
Net interest settlements	392	8,756	(1,666)
MDCs	420	5,500	(6,087)
Total net gain (loss) on derivatives not designated as hedging instruments	(1,314)	8,489	4,327

Net gains (losses) on derivatives and hedging activities	$2,832	$(3,779)	$16,639

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2015	Derivative	Item	Ineffectiveness	Income (1)
Advances	$22,761	$(21,196)	$1,565	$(155,082)
AFS securities	42,219	(46,145)	(3,926)	(98,063)
CO bonds	1,696	4,811	6,507	56,976
Total	$66,676	$(62,530)	$4,146	$(196,169)

Year Ended December 31, 2014
Advances	$4,645	$(5,633)	$(988)	$(149,951)
AFS securities	12,410	(12,742)	(332)	(97,981)
CO bonds	55,277	(66,225)	(10,948)	72,795
Total	$72,332	$(84,600)	$(12,268)	$(175,137)

Year Ended December 31, 2013
Advances	$292,109	$(293,672)	$(1,563)	$(203,511)
AFS securities	154,745	(154,681)	64	(96,674)
CO bonds	(112,028)	125,839	13,811	83,431
Total	$334,826	$(322,514)	$12,312	$(216,754)

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

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, CFTC regulations, and Finance Agency regulations. See Note 19 - Estimated Fair Values for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds on most of our uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2015 was $157,082, for which we have posted collateral, including accrued interest, with an estimated fair value of $76,632 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $164 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $825 of collateral (at estimated fair value) to our uncleared derivative counterparties at December 31, 2015.

For cleared derivatives, the clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. We were not required by our clearing agents to post additional initial margin at December 31, 2015.

Note 12 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.01% during each of the years ended December 31, 2015, 2014, and 2013.

The following table presents interest-bearing and non-interest-bearing deposits.

Type	December 31, 2015	December 31, 2014
Interest-bearing:
Demand and overnight	$526,898	$609,566
Time	—	2,400
Other	7	10
Total interest-bearing	526,905	611,976
Non-interest-bearing:
Demand (1)	—	446,422
Other (2)	29,859	25,644
Total non-interest-bearing	29,859	472,066
Total deposits	$556,764	$1,084,042

(1)	Includes a member's principal and interest custodial accounts for GSE remittance payments.

(2)	Includes pass-through deposit reserves from members.

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

Although we are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations totaled $905.2 billion and $847.2 billion at December 31, 2015 and 2014, respectively.

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

As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of all FHLBanks. Regulations require each FHLBank to maintain unpledged qualifying assets equal to its participation in the consolidated obligations outstanding.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2015	December 31, 2014
Book value	$19,252,296	$12,567,696
Par value	$19,267,423	$12,570,811

Weighted-average effective interest rate	0.31%	0.12%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,492,585	0.48	$11,695,550	0.33
Due after 1 year through 2 years	3,909,310	1.16	2,018,510	1.49
Due after 2 years through 3 years	1,468,570	1.56	2,158,950	1.76
Due after 3 years through 4 years	1,034,375	2.56	1,934,100	1.49
Due after 4 years through 5 years	1,683,800	3.18	999,700	2.51
Thereafter	5,278,000	3.21	6,692,000	3.11
Total CO bonds, par value	27,866,640	1.39	25,498,810	1.44
Unamortized premiums	27,253		27,138
Unamortized discounts	(13,185)		(14,913)
Fair-value hedging adjustments	(7,978)		(7,897)
Total CO bonds	$27,872,730		$25,503,138

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

CO bonds, beyond having fixed-rate or simple variable-rate interest payment terms, may also be callable. Such bonds, also called Optional Principal Redemption CO bonds, may be redeemed in whole or in part, at our discretion, on predetermined call dates according to the terms of the offerings.

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	December 31, 2015	December 31, 2014
Non-callable / non-putable	$21,550,640	$17,253,810
Callable	6,316,000	8,245,000
Total CO bonds, par value	$27,866,640	$25,498,810

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$20,690,585	$19,918,550
Due after 1 year through 2 years	3,209,310	1,651,510
Due after 2 years through 3 years	919,570	883,950
Due after 3 years through 4 years	697,375	461,100
Due after 4 years through 5 years	1,219,800	543,700
Thereafter	1,130,000	2,040,000
Total CO bonds, par value	$27,866,640	$25,498,810

With respect to interest payments, CO bonds may also have the following features:

•
Step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives. These CO bonds generally contain provisions enabling us to call them at our option on the step-up dates;

•
Ratchet CO bonds pay a floating interest rate indexed on a reference range such as LIBOR. Each floating rate is subject to increasing floors, such that subsequent rates may not be lower than the previous rate; or

•	Conversion CO bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Terms. The following table details CO bonds by interest-rate payment term.

Interest-Rate Payment Term	December 31, 2015	December 31, 2014
Fixed-rate	$22,121,640	$22,033,810
Step-up	120,000	1,555,000
Simple variable-rate	5,485,000	1,830,000
Ratchet	70,000	80,000
Conversion	70,000	—
Total CO bonds, par value	$27,866,640	$25,498,810

Concessions on CO Bonds. Unamortized concessions on CO Bonds, included in other assets, totaled $11,112 and $8,856 at December 31, 2015 and 2014, respectively, and the amortization of such concessions, included in CO bonds interest expense, totaled $3,678, $2,079, and $2,735 during the years ended December 31, 2015, 2014, and 2013, respectively.

Note 14 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP, in which the FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined in a Finance Agency Advisory Bulletin as income before assessments, plus interest expense related to MRCS.

We had no outstanding principal in AHP-related advances at December 31, 2015 or 2014. The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2015	2014	2013
Balance at beginning of year	$36,899	$42,778	$34,362
Assessment (expense)	13,499	13,066	25,067
Subsidy usage, net (1)	(19,295)	(18,945)	(16,651)
Balance at end of year	$31,103	$36,899	$42,778

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 15 - Capital

We are a cooperative whose member and former member institutions own all of our capital stock. Former members (including certain non-members that own our capital stock as a result of merger with or acquisition of our members) own capital stock solely to support advances or mortgage loans still outstanding on our statement of condition. Member shares cannot be purchased or sold except between us and our members or, with our written approval, among our members, at the par value of one hundred dollars per share, as mandated by our capital plan and Finance Agency regulation.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Excess Stock. Excess capital stock is defined as the amount of stock held by a member or former member in excess of our stock ownership requirement for that institution. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $207,606 at December 31, 2015, which was 0.4% of our total assets. Therefore, we are currently permitted to issue new excess stock to members or distribute stock dividends.

Stock Redemption. The GLB Act made membership voluntary for all members. Members can redeem Class B stock by giving five years' written notice, subject to certain restrictions. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that is held as a condition of membership, as set forth in our capital plan, unless the member has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

In accordance with the Bank Act, our Class B stock is considered putable by the member. We may repurchase, at our sole discretion, any member's stock investments that exceed the required minimum amount. There are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in our Bank repurchased or redeemed will depend, in part, on whether we are in compliance with those restrictions.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the five-year redemption period. However, our capital plan provides that we will charge a cancellation fee to a member that cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

At December 31, 2015 and 2014, certain members had requested redemptions of capital stock, but the related stock was not considered mandatorily redeemable and reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period, based on our capital plan. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to merger, acquisition or charter termination, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

The following table details, by year of redemption, the total amount of Class B-1 and B-2 capital stock not considered MRCS that is subject to a redemption request.

Year of Redemption	December 31, 2015	December 31, 2014
Year 1	$41	$40
Year 2	—	41
Year 3	32	—
Year 4	—	32
Year 5	585	—
Total	$658	$113

The number of members with redemption requests was three and two at December 31, 2015 and 2014, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. At December 31, 2015 and 2014, we had $14,063 and $15,673, respectively, in capital stock subject to mandatory redemption, which is classified as a liability. There were seven and eight former members holding MRCS at December 31, 2015 and 2014, respectively.

The following table presents the activity in MRCS.

MRCS Activity	2015	2014	2013
Liability at beginning of year	$15,673	$16,787	$450,716
Reclassifications from capital stock due to change in membership status	—	47	95,441
Redemptions/repurchases	(1,610)	(1,161)	(529,507)
Accrued distributions	—	—	137
Liability at end of year	$14,063	$15,673	$16,787

During the years ended December 31, 2015, 2014 and 2013, we redeemed $563, $919 and $40,224, respectively, of excess stock held by former members because the stock had reached the end of its five-year redemption period. During the years ended December 31, 2015, 2014 and 2013, we repurchased $1,047, $242 and $488,098, respectively, of excess stock under redemption requests held by shareholders that are former members (or their successors-in-interest). In addition, for the year ended December 31, 2013 we redeemed MRCS of $1,048 pursuant to our statutory and contractual lien on excess capital stock owned by former members in order to enforce our contractual rights under our MPP and our advances, pledge and security agreement regarding mortgage loans sold to us.

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

MRCS Contractual Year of Redemption	December 31, 2015	December 31, 2014
Year 1(1)	$8,996	$3,058
Year 2	—	6,864
Year 3	5,054	—
Year 4	13	5,722
Year 5	—	29
Total MRCS	$14,063	$15,673

(1)
Balances at December 31, 2015 and 2014 include $2,479 and $3,030, respectively, of MRCS that had reached the end of the five-year redemption period but for which credit products remain outstanding. Accordingly, these shares of stock will not be redeemed until the credit products and other obligations are no longer outstanding.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the distributions on MRCS.

	Years Ended December 31,
MRCS Distributions	2015	2014	2013
Recorded as interest expense	$522	$997	$7,552
Recorded as distributions from retained earnings	—	—	137
Total	$522	$997	$7,689

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

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2015 and 2014. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	December 31, 2015		December 31, 2014
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$505,364	$2,376,982	$566,683	$2,344,283

Regulatory permanent capital-to-asset ratio	4.00%	4.70%	4.00%	5.60%
Regulatory permanent capital	$2,024,805	$2,376,982	$1,674,121	$2,344,283

Leverage ratio	5.00%	7.04%	5.00%	8.40%
Leverage capital	$2,531,007	$3,565,473	$2,092,652	$3,516,425

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2012	$12,335	$(9,684)	$(312)	$(12,397)	$(10,058)

OCI before reclassifications:
Net change in unrealized gains (losses)	(12,018)	15,728	—	—	3,710
Net change in fair value	—	35,103	—	—	35,103
Accretion of non-credit losses	—	—	71	—	71
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(17,135)	—	—	(17,135)
Non-credit portion of OTTI losses	—	1,924	—	—	1,924
Pension benefits, net	—	—	—	8,105	8,105
Total other comprehensive income (loss)	(12,018)	35,620	71	8,105	31,778

Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720

OCI before reclassifications:
Net change in unrealized gains (losses)	15,761	12,129	—	—	27,890
Net change in fair value	—	(163)	—	—	(163)
Accretion of non-credit losses	—	—	66	—	66
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	270	—	—	270
Pension benefits, net	—	—	—	(3,123)	(3,123)
Total other comprehensive income (loss)	15,761	12,236	66	(3,123)	24,940

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660

OCI before reclassifications:
Net change in unrealized gains (losses)	(15,981)	(7,766)	—	—	(23,747)
Net change in fair value	—	(238)	—	—	(238)
Accretion of non-credit losses	—	—	43	—	43
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	61	—	—	61
Pension benefits, net	—	—	—	99	99
Total other comprehensive income (loss)	(15,981)	(7,943)	43	99	(23,782)

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 17 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Benefit Pension Plan. We participate in a tax-qualified, defined-benefit pension plan for financial institutions administered by Pentegra Retirement Services. This DB plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable.

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

The DB plan covers our officers and employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2015 and 2014 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB plan is for the plan year ended June 30, 2014. Our contributions to the DB plan for the fiscal years ended December 31, 2015 and 2013 were not more than 5% of the total contributions to the DB plan for the plan years ended June 30, 2014 and 2012, respectively. Our contributions to the DB plan for the fiscal year ended December 31, 2014 were more than 5% of the total contributions to the DB plan for the plan year ended June 30, 2013.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB plan's funded status.

DB Plan Net Pension Cost and Funded Status	2015		2014		2013
Net pension cost charged to compensation and benefits expense for the year ended December 31	$5,412		$7,000		$6,000

DB plan funded status as July 1	107%	(a)	111%	(b)	101%
Our funded status as of July 1	118%		113%		106%

(a)
The DB plan's funded status as of July 1, 2015 is preliminary and may increase because the plan's participants were permitted to make designated contributions for the plan year ended June 30, 2015 through March 15, 2016. Any such contributions will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year ended June 30, 2016 is filed (no later than April 2017).

(b)	The DB plan's final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year ended June 30, 2015 is filed (no later than April 2016).

Qualified Defined Contribution Plans. We participate in a tax-qualified, defined contribution plan for financial institutions administered by Pentegra Retirement Services. This DC plan covers our officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,344, $1,265, and $1,189 in the years ended December 31, 2015, 2014, and 2013, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in a single-employer, non-qualified, unfunded supplemental executive retirement plan covering certain officers for financial institutions administered by Pentegra Retirement Services. This SERP restores all of the defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made. However, we may elect to make contributions to a related grantor trust that was established to fund the SERP in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2015	2014	2013
Projected benefit obligation at beginning of year	$14,074	$9,904	$21,249
Service cost	839	625	728
Interest cost	665	526	632
Actuarial (gain) loss	1,485	3,720	(2,012)
Benefits paid	(1,964)	(701)	(10,693)
Projected benefit obligation at end of year	$15,099	$14,074	$9,904

The measurement date used to determine the current year's benefit obligation was December 31, 2015. The following table presents key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP.

	December 31, 2015	December 31, 2014
Discount rate	4.20%	3.90%
Compensation increases	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $10,677 and $9,010 as of December 31, 2015 and 2014, respectively.

Although there are no plan assets, the assets in the grantor trust, included as a component of other assets, had a total fair value of $15,410 and $12,980 at December 31, 2015 and 2014, respectively. The unfunded obligation is reported in other liabilities.

During the year ended December 31, 2013, due to the retirement of our former President - CEO, we paid a lump sum distribution of $10,283 that settled the related plan obligation and accelerated the amortization of previously unrecognized pension benefits from AOCI to compensation and benefits of $5,093.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents components of the net periodic benefit cost and other amounts recognized in OCI for our SERP.

	Years Ended December 31,
	2015	2014	2013
Net periodic benefit cost:
Service cost	$839	$625	$728
Interest cost	665	526	632
Amortization of prior service benefit	(11)	(11)	(11)
Amortization of net actuarial loss	1,595	608	1,011
Net periodic benefit cost	3,088	1,748	2,360
Settlement loss	—	—	5,093
Total expense recorded in compensation and benefits	3,088	1,748	7,453

Amounts recognized in OCI:
Actuarial loss (gain)	1,485	3,720	(2,012)
Accelerated amortization of net actuarial loss due to settlement	—	—	(5,093)
Amortization of net actuarial loss	(1,595)	(608)	(1,011)
Amortization of prior service benefit	11	11	11
Net loss (income) recognized in OCI	(99)	3,123	(8,105)

Total recognized in compensation and benefits and in OCI	$2,989	$4,871	$(652)

The following table presents key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2015	2014	2013
Discount rate	3.90%	4.85%	(a)
Compensation increases	5.50%	5.50%	5.50%

(a)
A rate of 3.90% was used for the first six months of 2013 while a rate of 4.75% was used for the second six months of 2013 resulting from an interim actuarial valuation at July 1, 2013 due to the retirement of our former President - CEO.

The following table presents pension benefits reported in AOCI related to the SERP.

	December 31, 2015	December 31, 2014
Prior service benefit	$—	$11
Net actuarial loss	(7,316)	(7,426)
Net pension benefits reported in AOCI	$(7,316)	$(7,415)

The following table presents the amounts that will be amortized from AOCI into net periodic benefit cost during 2016.

2016
Prior service benefit	$—
Net actuarial loss	968
Net amount to be amortized	$968

The net periodic benefit cost for the SERP for the year ending December 31, 2016, including the net amount to be amortized, is projected to be approximately $2,238.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the estimated future benefit payments.

For the Years Ending December 31,
2016	$558
2017	486
2018	557
2019	624
2020	605
2021 - 2025	4,484

Note 18 - Segment Information

We have identified two operating segments:

•
Traditional, which consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits; and

•
Mortgage Loans, which consists of mortgage loans purchased from our members through our MPP and participation interests purchased from 2012 to 2014 through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program.

These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways we provide services to members. Traditional net income is derived primarily from interest income on advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate swaps, and related premium and discount amortization. Traditional also includes the costs related to holding deposits for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with mortgage loans. Mortgage loan net income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing cost related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to the traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances and investments as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct salary and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP have been allocated to each segment based upon each segment's proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

Year Ended December 31, 2015	Traditional	Mortgage Loans	Total
Net interest income	$128,175	$67,250	$195,425
Provision for (reversal of) credit losses	—	(456)	(456)
Other income (loss)	13,272	(2,791)	10,481
Other expenses	62,211	9,683	71,894
Income before assessments	79,236	55,232	134,468
Affordable Housing Program assessments	7,976	5,523	13,499
Net income	$71,260	$49,709	$120,969

Year Ended December 31, 2014
Net interest income	$119,832	$64,148	$183,980
Provision for (reversal of) credit losses	—	(1,233)	(1,233)
Other income (loss)	15,685	(2,992)	12,693
Other expenses	59,542	8,702	68,244
Income before assessments	75,975	53,687	129,662
Affordable Housing Program assessments	7,697	5,369	13,066
Net income	$68,278	$48,318	$116,596

Year Ended December 31, 2013
Net interest income	$158,487	$64,482	$222,969
Provision for (reversal of) credit losses	—	(4,194)	(4,194)
Other income (loss)	68,838	628	69,466
Other expenses	61,854	6,358	68,212
Income before assessments	165,471	62,946	228,417
Affordable Housing Program assessments	17,303	7,764	25,067
Net income	$148,168	$55,182	$203,350

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

The following table presents asset balances by operating segment without such allocations.

By Date	Traditional	Mortgage Loans	Total
December 31, 2015	$42,474,347	$8,145,790	$50,620,137
December 31, 2014	35,032,770	6,820,262	41,853,032
December 31, 2013	31,596,386	6,167,627	37,764,013

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

Fair Value Hierarchy. GAAP establishes a fair value hierarchy and requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of the market observability of the estimated fair value measurement for the asset or liability.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the years ended December 31, 2015 or 2014. We reclassified six AFS securities from level 3 to level 2 during the year ended December 31, 2013.

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

	December 31, 2015
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$4,931,602	$4,931,602	$4,931,602	$—	$—	$—
Interest-bearing deposits	161	161	—	161	—	—
AFS securities	4,069,149	4,069,149	—	3,749,963	319,186	—
HTM securities	6,345,337	6,405,865	—	6,324,835	81,030	—
Advances	26,908,908	26,934,352	—	26,934,352	—	—
Mortgage loans held for portfolio, net	8,145,790	8,353,586	—	8,322,007	31,579	—
Accrued interest receivable	88,377	88,377	—	88,377	—	—
Derivative assets, net	49,867	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	15,410	—	—	—

Liabilities:
Deposits	556,764	556,764	—	556,764	—	—
Consolidated Obligations:
Discount notes	19,252,296	19,267,423	—	19,267,423	—	—
Bonds	27,872,730	28,161,640	—	28,161,640	—	—
Accrued interest payable	81,836	81,836	—	81,836	—	—
Derivative liabilities, net	80,614	80,614	—	209,053	—	(128,439)
MRCS	14,063	14,063	14,063	—	—	—

	December 31, 2014
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$3,550,939	$3,550,939	$3,550,939	$—	$—	$—
Interest-bearing deposits	483	483	—	483	—	—
AFS securities	3,556,165	3,556,165	—	3,155,115	401,050	—
HTM securities	6,982,115	7,098,616	—	6,987,768	110,848	—
Advances	20,789,667	20,844,701	—	20,844,701	—	—
Mortgage loans held for portfolio, net	6,820,262	7,120,935	—	7,078,490	42,445	—
Accrued interest receivable	82,866	82,866	—	82,866	—	—
Derivative assets, net	25,487	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	12,980	—	—	—

Liabilities:
Deposits	1,084,042	1,084,042	—	1,084,042	—	—
Consolidated Obligations:
Discount notes	12,567,696	12,570,811	—	12,570,811	—	—
Bonds	25,503,138	25,882,934	—	25,882,934	—	—
Accrued interest payable	77,034	77,034	—	77,034	—	—
Derivative liabilities, net	103,253	103,253	—	333,918	—	(230,665)
MRCS	15,673	15,673	15,673	—	—	—

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

As an additional step, annually we review the final fair value estimates of our private-label RMBS holdings for reasonableness using an implied yield test. We calculate an implied yield for each of our private-label RMBS using the estimated fair value derived from our valuation technique and the security's projected cash flows resulting from our OTTI process and compare such implied yield to the available market yield for comparable securities according to dealers and other third-party sources. We evaluate any significant variances in conjunction with the other available pricing information to determine whether an adjustment to the fair value estimate is appropriate.

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring fair value measurements for those securities were classified as level 3 within the fair value hierarchy as of December 31, 2015 and 2014.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

AFS and HTM Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trade screen, thus falling under the market approach.

Advances. We determine the estimated fair value by calculating the present value of expected future cash flows from the advances (excluding the amount of the accrued interest receivable). The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency's regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make us financially indifferent to the borrower's decision to prepay the advances. Therefore, the estimated fair value of advances appropriately excludes prepayment risk.

The inputs used to determine the estimated fair value of advances are as follows:

•
LIBOR swap curve. We use the LIBOR swap curve, which represents the fixed rates on which fixed rate payments are swapped in exchange for payments of three-month LIBOR, based on our use of the LIBOR swap curve to determine current advance rates;

•
Volatility assumption. To estimate the fair value of advances with optionality, we use market-based expectations of future interest rate volatility implied from current market prices for certain benchmark options;

•	Spread adjustment to the LIBOR swap curve. The spreads are calculated for various structures of advances using current internal advance pricing indications;

•
CO curve. For cost-of-funds floating-rate advances that do not use the inputs above, we use the CO curve, which represents the fixed rates at which the FHLBanks can currently issue debt of various maturities.

Mortgage Loans Held for Portfolio. The estimated fair value of performing mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled pricing starts with prices for new MBS issued by GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then interpolated for differences in coupon between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment assumptions often have a material effect on the fair value estimates.

The estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are 90 days or greater delinquent. We calculate the estimated fair value of nonperforming loans based on collateral value and the present value of expected future cash flows, using our best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates, commensurate with the risks involved. Collateral value is derived from the current estimated mark-to-market LTV ratio of the individual loan along with a state-level or Metropolitan Statistical Area adjusted value based upon the Finance Agency housing price index. The value of credit enhancements is not included when determining the estimated fair value. We support the calculation by periodically benchmarking the results to a third-party vendor that transacts whole loan sales within this market segment. These nonperforming loans are classified as Level 3 in the fair value hierarchy.

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

Real Estate Owned. The fair value of MPF Program REO is estimated on a non-recurring basis using a current property value from an NRSRO model adjusted for estimated selling costs and expected PMI proceeds. We had no MPF Program REO outstanding at December 31, 2015 or 2014.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR to project, but OIS curve to discount, cash flows for collateralized interest rate swaps; and

•	Volatility assumption - market-based expectations of future interest rate volatility implied from current market prices for similar options.

TBAs:

•	TBA securities prices - market-based prices are determined by coupon, maturity and expected term until settlement.

MDCs:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning.

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

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for CO bonds. As of December 31, 2015, three prices were received for substantially all of our CO bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

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

					Netting
December 31, 2015	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,480,542	$—	$3,480,542	$—	$—
GSE MBS	269,421	—	269,421	—	—
Private-label RMBS	319,186	—	—	319,186	—
Total AFS securities	4,069,149	—	3,749,963	319,186	—
Derivative assets:
Interest-rate related	49,714	—	32,662	—	17,052
Interest-rate forwards	51	—	51	—	—
MDCs	102	—	102	—	—
Total derivative assets, net	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	—	—	—
Total assets at recurring estimated fair value	$4,134,426	$15,410	$3,782,778	$319,186	$17,052

Derivative liabilities:
Interest-rate related	$80,450	$—	$208,889	$—	$(128,439)
Interest-rate forwards	82	—	82	—	—
MDCs	82	—	82	—	—
Total derivative liabilities, net	80,614	—	209,053	—	(128,439)
Total liabilities at recurring estimated fair value	$80,614	$—	$209,053	$—	$(128,439)

Mortgage loans held for portfolio (2)	$4,449	$—	$—	$4,449	$—
Total assets at non-recurring estimated fair value	$4,449	$—	$—	$4,449	$—

					Netting
December 31, 2014	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,155,115	$—	$3,155,115	$—	$—
Private-label RMBS	401,050	—	—	401,050	—
Total AFS securities	3,556,165	—	3,155,115	401,050	—
Derivative assets:
Interest-rate related	24,776	—	55,737	—	(30,961)
MDCs	711	—	711	—	—
Total derivative assets, net	25,487	—	56,448	—	(30,961)
Grantor trust assets (included in other assets)	12,980	12,980	—	—	—
Total assets at recurring estimated fair value	$3,594,632	$12,980	$3,211,563	$401,050	$(30,961)

Derivative liabilities:
Interest-rate related	$101,616	$—	$332,281	$—	$(230,665)
Interest-rate forwards	1,631	—	1,631	—	—
MDCs	6	—	6	—	—
Total derivative liabilities, net	103,253	—	333,918	—	(230,665)
Total liabilities at recurring estimated fair value	$103,253	$—	$333,918	$—	$(230,665)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2) Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The table below presents a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using level 3 significant inputs. The estimated fair values were determined using a pricing source, such as a dealer quote or comparable security price, for which the significant unobservable inputs used to determine the price were not readily available.

Level 3 Rollforward - AFS private-label RMBS	2015	2014	2013
Balance, beginning of year	$401,050	$469,685	$640,142
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	8,708	2,748	232
Net gains (losses) on changes in fair value in other income (loss)	(61)	(270)	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	(238)	(163)	12,633
Unrealized gains (losses) in OCI	(7,766)	12,129	24,955
Reclassification of non-credit portion in OCI to other income (loss)	61	270	—
Purchases, issuances, sales and settlements:
Settlements	(82,568)	(83,349)	(84,098)
Transfers out	—	—	(124,179)
Balance, end of year	$319,186	$401,050	$469,685

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$8,647	$2,478	$232

We classified the six securities we sold on April 4, 2013 as level 2 within the fair value hierarchy as of March 31, 2013 because the estimated fair values were derived from and corroborated by the sales prices in actual market transactions. The total estimated fair value of those six securities that we transferred from level 3 to level 2 was $124,179 as of January 1, 2013, the beginning of the quarter in which the transfer occurred.

Note 20 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2015
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$57,893	$196,529	$254,422
Unused lines of credit (1)	1,046,568	—	1,046,568
Commitments to fund additional advances (2)	9,000	—	9,000
Commitments to fund or purchase mortgage loans (3)	106,958	—	106,958
Unsettled CO bonds, at par (4)	26,500	—	26,500
Unsettled discount notes, at par	209,314	—	209,314

(1) Maximum line of credit amount per member is $50,000.
(2) Generally for periods up to six months.
(3) Generally for periods up to 91 days.
(4) Includes $20,000 hedged with associated interest-rate swaps.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $4,835 and $2,385 at December 31, 2015 and 2014, respectively.

Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

We monitor the creditworthiness of our standby letters of credit and lines of credit based on an evaluation of the financial condition of our members. In addition, commitments to extend credit are fully collateralized at the time of issuance. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these two products. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability for these commitments. See Note 7 - Advances and Note 9 - Allowance for Credit Losses for more information.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to fund or purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as derivative assets or derivative liabilities at their estimated fair value.

Pledged Collateral. At December 31, 2015 and 2014, we had pledged cash collateral, at par, of $146,280 and $201,267, respectively, to counterparties and clearing agents. At December 31, 2015 and 2014, we had not pledged any securities as collateral.

Lease Commitments. We recorded net rental and related costs of $185, $160, and $183 for the years ended December 31, 2015, 2014, and 2013, respectively, to other operating expenses. The following table presents future minimum rental payments required under our operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015.

Year of Payment	Premises	Equipment	Total
Year 1	$63	$2	$65
Year 2	—	2	2
Year 3	—	2	2
Total	$63	$6	$69

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. We record an accrual for a loss contingency when it is probable that a loss for which we could be liable has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these proceedings could have a material effect on our financial condition, results of operations or cash flows.

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. These payments totaled $4,732, $13,950, and $34,245 net of legal fees and litigation expenses, for the years ended December 31, 2015, 2014, and 2013, respectively, and were recorded in other income. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

Additional discussion of other commitments and contingencies is provided in Note 7 - Advances; Note 8 - Mortgage Loans Held for Portfolio; Note 11 - Derivatives and Hedging Activities; Note 13 - Consolidated Obligations; Note 15 - Capital; and Note 19 - Estimated Fair Values.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 21 - Transactions with Related Parties and Other Entities

We are a cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. Former members (including certain non-members) are required to maintain their investment in our capital stock until their outstanding transactions have matured or are paid off and their capital stock is redeemed in accordance with our capital plan or regulatory requirements. See Note 15 - Capital for more information.

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

As provided by statute and Finance Agency regulations, the only voting rights conferred upon our members are for the election of directors and, under certain circumstances, the ratification of a proposed merger agreement. Finance Agency regulations limit the number of votes that any member may cast with respect to director elections and merger ratifications. As a result of these limitations, at December 31, 2015 and 2014, no member owned more than 10% of our voting interests.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
December 31, 2015	Par value	% of Total	Par value	% of Total	UPB	% of Total
Flagstar Bank, FSB	$169,881	11%	$3,541,000	13%	$337,498	4%
Total	$169,881	11%	$3,541,000	13%	$337,498	4%

(1)	Represents UPB of mortgage loans purchased from related party.

The following table presents net advances to (repayments from) related parties.

	Years Ended December 31,
Related Party	2015	2014	2013
Flagstar Bank, FSB (1)	$3,027,000	$(474,000)	$(2,192,000)

(1)	Flagstar Bank, FSB was a related party at December 31, 2015 and 2013, but not at December 31, 2014.

We did not acquire any mortgage loans from related parties during the years ended December 31, 2015, 2014 or 2013.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. We provide products and services, in the ordinary course of business, to members whose officers or directors serve on our board of directors. In accordance with Finance Agency regulations, transactions with directors' financial institutions are executed on the same terms as those with any other member.

The following table presents the outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
December 31, 2015	$34,457	2%	$374,122	1%	$208,137	3%
December 31, 2014	40,213	3%	261,146	1%	167,072	2%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The following table presents net advances to (repayments from) directors' financial institutions and mortgage loans acquired from directors' financial institutions, taking into account the beginning and ending dates of the directors' terms and any merger activity.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2015	2014	2013
Net advances (repayments)	$112,976	$(4,748)	$(112,761)
Mortgage loans purchased	39,590	36,893	27,341

Transactions with Other FHLBanks. We purchased no participation interests from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program in 2015, compared with $11,011 purchased in 2014.

We pay a provider fee to the FHLBank of Chicago for our participation in the MPF Program that is recorded in other expenses. For the years ended December 31, 2015, 2014, and 2013, we paid such fees of $262, $294 and $232, respectively.

Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. We made no such loans during the years ended December 31, 2015, 2014, or 2013. The following table presents borrowings from other FHLBanks and payments on these loans.

	Years Ended December 31,
Transactions	2015	2014	2013
Proceeds from borrowings from other FHLBanks	$—	$22,000	$427,000
Principal payments to other FHLBanks	—	(22,000)	(427,000)

There were no loans to or from other FHLBanks outstanding at December 31, 2015 or 2014.

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
CFTC: United States Commodity Futures Trading Commission
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
DB plan: Pentegra Defined Benefit Pension Plan for Financial Institutions
DC plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions
Director: Director of the Federal Housing Finance Agency
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Final Membership Rule: Final Rule on FHLBank Membership issued by the Federal Housing Finance Agency effective February 19, 2016
Finance Agency: Federal Housing Finance Agency, successor to Finance Board
Finance Board: Federal Housing Finance Board, predecessor to Finance Agency
Fitch: Fitch Ratings, Inc.
FLA: First Loss Account
FOMC: Federal Open Market Committee
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Exchange Act
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Exchange Act
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
FRB: Federal Reserve Board
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally Accepted Accounting Principles in the United States of America
GDP: Gross Domestic Product
Genworth: Genworth Mortgage Insurance Corporation
Ginnie Mae: Government National Mortgage Association
GLB Act: Gramm-Leach-Bliley Act of 1999, as amended
GSE: United States Government-Sponsored Enterprise
HERA: Housing and Economic Recovery Act of 2008, as amended
Housing Associate: Approved lender under Title II of the National Housing Act of 1934 that is either a government agency or is chartered under federal or state law with rights and powers similar to those of a corporation
HTM: Held-to-Maturity
HUD: United States Department of Housing and Urban Development

JCE Agreement: Joint Capital Enhancement Agreement, as amended, among the 11 FHLBanks
KESA: Key Employee Severance Agreement between our Bank and an NEO
LIBOR: London Interbank Offered Rate
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
OIS: Overnight Indexed Swap
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
Safety and Soundness Act: Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan
SMI: Supplemental Mortgage Insurance
TBA: To Be Announced
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UCC: Uniform Commercial Code
UPB: Unpaid Principal Balance
VA: Department of Veterans Affairs
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate