Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Indianapolis
filed 2016-05-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2016
Class B Stock, par value $100	15,610,785

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$1,453,228	$4,931,602
Interest-bearing deposits	242	161
Securities purchased under agreements to resell	200,000	—
Federal funds sold	3,090,000	—
Available-for-sale securities (Notes 3 and 5)	5,384,530	4,069,149
Held-to-maturity securities (estimated fair values of $6,448,867 and $6,405,865, respectively) (Notes 4 and 5)	6,375,396	6,345,337
Advances (Note 6)	25,442,671	26,908,908
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(1,125), respectively (Notes 7 and 8)	8,313,496	8,145,790
Accrued interest receivable	94,796	88,377
Premises, software, and equipment, net	38,268	38,501
Derivative assets, net (Note 9)	83,563	49,867
Other assets	31,229	30,412

Total assets	$50,507,419	$50,608,104

Liabilities:
Deposits	$541,847	$556,764
Consolidated obligations (Note 10):
Discount notes	15,054,608	19,251,376
Bonds	31,958,683	27,861,617
Total consolidated obligations	47,013,291	47,112,993
Accrued interest payable	86,427	81,836
Affordable Housing Program payable (Note 11)	28,235	31,103
Derivative liabilities, net (Note 9)	117,693	80,614
Mandatorily redeemable capital stock (Note 12)	192,548	14,063
Other liabilities	289,884	344,934
Total liabilities	48,269,925	48,222,307

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 13,751,309 and 15,277,692, respectively	1,375,131	1,527,769
Class B-2 issued and outstanding shares: 416 and 371, respectively	41	37
Total capital stock	1,375,172	1,527,806
Retained earnings:
Unrestricted	710,130	705,449
Restricted	135,044	129,664
Total retained earnings	845,174	835,113
Total accumulated other comprehensive income (Note 13)	17,148	22,878
Total capital	2,237,494	2,385,797

Total liabilities and capital	$50,507,419	$50,608,104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Interest Income:
Advances	$48,510	$27,728
Prepayment fees on advances, net	168	191
Interest-bearing deposits	164	54
Securities purchased under agreements to resell	1,587	115
Federal funds sold	2,197	619
Available-for-sale securities	13,857	6,812
Held-to-maturity securities	26,276	29,401
Mortgage loans held for portfolio	69,412	62,226
Other interest income, net	285	153
Total interest income	162,456	127,299

Interest Expense:
Consolidated obligation discount notes	15,932	3,016
Consolidated obligation bonds	96,081	75,391
Deposits	75	19
Mandatorily redeemable capital stock	997	134
Total interest expense	113,085	78,560

Net interest income	49,371	48,739
Provision for credit losses	25	563

Net interest income after provision for credit losses	49,346	48,176

Other Income (Loss):
Net gains (losses) on derivatives and hedging activities	(2,097)	(1,880)
Service fees	363	188
Standby letters of credit fees	184	151
Other, net (Note 16)	348	5,117
Total other income (loss)	(1,202)	3,576

Other Expenses:
Compensation and benefits	10,828	10,700
Other operating expenses	5,311	5,092
Federal Housing Finance Agency	789	720
Office of Finance	955	863
Other	264	352
Total other expenses	18,147	17,727

Income before assessments	29,997	34,025

Affordable Housing Program assessments	3,100	3,416

Net income	$26,897	$30,609

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$26,897	$30,609

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities	(213)	1,504

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value not in excess of cumulative non-credit losses	24	1
Unrealized gains (losses)	(5,791)	(2,359)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(5,767)	(2,358)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	8	12
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	8	12

Pension benefits, net	242	248

Total other comprehensive income (loss)	(5,730)	(594)

Total comprehensive income	$21,167	$30,015

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2015 and 2016
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			24,487	6,122	30,609	(594)	30,015

Proceeds from issuance of capital stock	209	20,889					20,889

Cash dividends on capital stock (4.00% annualized)			(17,008)	—	(17,008)		(17,008)

Balance, March 31, 2015	15,719	$1,571,870	$679,638	$111,592	$791,230	$46,066	$2,409,166

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			21,517	5,380	26,897	(5,730)	21,167

Proceeds from issuance of capital stock	263	26,264					26,264
Shares reclassified to mandatorily redeemable capital stock, net	(1,789)	(178,898)					(178,898)

Distributions on mandatorily redeemable capital stock			(1,038)	—	(1,038)		(1,038)
Cash dividends on capital stock (4.25% annualized)			(15,798)	—	(15,798)		(15,798)

Balance, March 31, 2016	13,752	$1,375,172	$710,130	$135,044	$845,174	$17,148	$2,237,494

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$26,897	$30,609
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	8,487	12,942
Prepayment fees on advances, net of related swap termination fees	160	(1,862)
Changes in net derivative and hedging activities	14,499	11,760
Provision for credit losses	25	563
Changes in:
Accrued interest receivable	(6,448)	(1,442)
Other assets	(41)	(4,213)
Accrued interest payable	4,590	964
Other liabilities	4,008	13,005
Total adjustments, net	25,280	31,717

Net cash provided by operating activities	52,177	62,326

Investing Activities:
Net changes in:
Interest-bearing deposits	(138,600)	(32,525)
Securities purchased under agreements to resell	(200,000)	(500,000)
Federal funds sold	(3,090,000)	—
Available-for-sale securities:
Proceeds from maturities	15,797	18,976
Purchases	(1,200,000)	—
Held-to-maturity securities:
Proceeds from maturities	378,989	432,967
Purchases	(561,376)	(16,197)
Advances:
Principal repayments	35,173,986	17,944,283
Disbursements to members	(33,616,985)	(18,971,601)
Mortgage loans held for portfolio:
Principal collections	292,075	331,548
Purchases from members	(449,770)	(891,413)
Purchases of premises, software, and equipment	(1,185)	(1,373)

Net cash used in investing activities	(3,397,069)	(1,685,335)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Financing Activities:
Changes in deposits	(15,577)	346,283
Net payments on derivative contracts with financing elements	(9,397)	(15,620)
Net proceeds from issuance of consolidated obligations:
Discount notes	45,481,808	13,840,829
Bonds	10,370,069	7,224,218
Payments for matured and retired consolidated obligations:
Discount notes	(49,682,290)	(15,248,157)
Bonds	(6,287,110)	(4,496,350)
Proceeds from issuance of capital stock	26,264	20,889
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,451)	(120)
Dividend payments	(15,798)	(17,008)

Net cash provided by (used in) financing activities	(133,482)	1,654,964

Net increase (decrease) in cash and due from banks	(3,478,374)	31,955

Cash and due from banks at beginning of period	4,931,602	3,550,939

Cash and due from banks at end of period	$1,453,228	$3,582,894

Supplemental Disclosures:
Interest payments	$85,522	$74,690
Purchases of securities, traded but not yet settled	102,580	—
Affordable Housing Program payments	5,968	4,556
Capitalized interest on certain held-to-maturity securities	302	598
Par value of shares reclassified to mandatorily redeemable capital stock, net	178,898	—

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. The interim financial statements presented herein should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2015 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K. There have been no significant changes to these policies through March 31, 2016, with the exception of the change in accounting principle described below.

Reclassifications. We have reclassified certain amounts from the prior period to conform to the current period presentation. These reclassifications had no effect on net income, total comprehensive income, total capital, or net cash flows.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates include the fair value of financial instruments, including derivatives; the allowance for credit losses; and the determination of OTTI of certain private-label RMBS. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Change in Accounting Principle. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of debt issuance costs related to a recognized debt liability from assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted retrospectively. As a result, effective January 1, 2016, unamortized concessions on consolidated obligations that were included in other assets at December 31, 2015 were reclassified as a reduction to the corresponding consolidated obligations. The reclassification resulted in a reduction in consolidated obligation discount notes of $920 and consolidated obligation bonds of $11,113 at December 31, 2015. Accordingly, total assets and total liabilities were each reduced at December 31, 2015 by $12,033. The adoption of this guidance did not have any effect on our results of operations or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

This guidance becomes effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, applied to all derivative instruments that meet the specific conditions. We elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

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

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance intended to enhance consolidation analysis for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily emphasizes: (i) risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling interest in a VIE; and (iii) potentially changing consolidation exclusions for entities in several industries that typically make use of limited partnerships or VIEs.

This guidance became effective for the interim and annual periods beginning on January 1, 2016 and its adoption did not have a material effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance.

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

This guidance becomes effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. We are in the process of evaluating this guidance, and its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued new guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, applied to each prior reporting period presented; or (ii) a modified retrospective method, with the cumulative effect of initially applying this guidance recognized at the date of initial application.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance by one year. In 2016, the FASB has issued additional amendments to clarify certain aspects of the guidance; however, the amendments do not change the core principle in the guidance.

The guidance is effective for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after January 1, 2017. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, and cash flows is not expected to be material.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2016	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,728,835	$—	$9,062	$(8,970)	$4,728,927
GSE MBS	355,053	—	1,402	(1,610)	354,845
Private-label RMBS	276,296	(280)	24,742	—	300,758
Total AFS securities	$5,360,184	$(280)	$35,206	$(10,580)	$5,384,530

December 31, 2015
GSE and TVA debentures	$3,478,617	$—	$5,467	$(3,542)	$3,480,542
GSE MBS	271,249	—	477	(2,305)	269,421
Private-label RMBS	288,957	(304)	30,533	—	319,186
Total AFS securities	$4,038,823	$(304)	$36,477	$(5,847)	$4,069,149

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$1,208,994	$(7,795)	$110,375	$(1,175)	$1,319,369	$(8,970)
GSE MBS	81,815	(1,610)	—	—	81,815	(1,610)
Private-label RMBS	—	—	3,859	(280)	3,859	(280)
Total impaired AFS securities	$1,290,809	$(9,405)	$114,234	$(1,455)	$1,405,043	$(10,860)

December 31, 2015
GSE and TVA debentures	$578,809	$(2,774)	$107,349	$(768)	$686,158	$(3,542)
GSE MBS	183,508	(2,305)	—	—	183,508	(2,305)
Private-label RMBS	—	—	4,179	(304)	4,179	(304)
Total impaired AFS securities	$762,317	$(5,079)	$111,528	$(1,072)	$873,845	$(6,151)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$1,019,130	$1,021,418	$820,210	$821,413
Due after 1 year through 5 years	2,309,577	2,313,588	1,921,544	1,924,567
Due after 5 years through 10 years	1,275,692	1,272,072	637,007	635,356
Due after 10 years	124,436	121,849	99,856	99,206
Total non-MBS	4,728,835	4,728,927	3,478,617	3,480,542
Total MBS	631,349	655,603	560,206	588,607
Total AFS securities	$5,360,184	$5,384,530	$4,038,823	$4,069,149

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2016 or 2015. As of March 31, 2016, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
March 31, 2016	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,917,098	$—	$2,917,098	$13,132	$(24,096)	$2,906,134
GSE MBS	3,381,039	—	3,381,039	87,632	(1,189)	3,467,482
Private-label RMBS	66,978	—	66,978	60	(854)	66,184
Private-label ABS	10,405	(124)	10,281	46	(1,260)	9,067
Total MBS and ABS	6,375,520	(124)	6,375,396	100,870	(27,399)	6,448,867

Total HTM securities	$6,375,520	$(124)	$6,375,396	$100,870	$(27,399)	$6,448,867

December 31, 2015
GSE debentures	$100,000	$—	$100,000	$2	$—	$100,002
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,894,867	—	2,894,867	13,113	(12,148)	2,895,832
GSE MBS	3,267,647	—	3,267,647	63,687	(2,333)	3,329,001
Private-label RMBS	72,107	—	72,107	116	(939)	71,284
Private-label ABS	10,848	(132)	10,716	61	(1,031)	9,746
Total MBS and ABS	6,245,469	(132)	6,245,337	76,977	(16,451)	6,305,863

Total HTM securities	$6,345,469	$(132)	$6,345,337	$76,979	$(16,451)	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,414,330	$(15,169)	$581,072	$(8,927)	$1,995,402	$(24,096)
GSE MBS	604,241	(706)	185,886	(483)	790,127	(1,189)
Private-label RMBS	22,167	(151)	24,626	(703)	46,793	(854)
Private-label ABS	—	—	9,067	(1,338)	9,067	(1,338)
Total MBS and ABS	2,040,738	(16,026)	800,651	(11,451)	2,841,389	(27,477)
Total impaired HTM securities	$2,040,738	$(16,026)	$800,651	$(11,451)	$2,841,389	$(27,477)

December 31, 2015
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,271,907	$(6,147)	$603,045	$(6,001)	$1,874,952	$(12,148)
GSE MBS	566,277	(1,744)	224,436	(589)	790,713	(2,333)
Private-label RMBS	16,206	(102)	24,958	(837)	41,164	(939)
Private-label ABS	—	—	9,746	(1,102)	9,746	(1,102)
Total MBS and ABS	1,854,390	(7,993)	862,185	(8,529)	2,716,575	(16,522)
Total impaired HTM securities	$1,854,390	$(7,993)	$862,185	$(8,529)	$2,716,575	$(16,522)

(1)
For private-label ABS, total unrealized losses do not agree to total gross unrecognized holding losses at March 31, 2016 and December 31, 2015 of $1,260 and $1,031, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $124 and $132, respectively, and gross unrecognized holding gains on previously OTTI securities of $46 and $61, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2016			December 31, 2015
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS due in 1 year or less	$—	$—	$—	$100,000	$100,000	$100,002
Total MBS and ABS	6,375,520	6,375,396	6,448,867	6,245,469	6,245,337	6,305,863
Total HTM securities	$6,375,520	$6,375,396	$6,448,867	$6,345,469	$6,345,337	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position for OTTI. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost and its estimated fair value at the statement of condition date. For those impaired securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of the security as described in Note 1 - Summary of Significant Accounting Policies and Note 6 - Other-Than-Temporary Impairment in our 2015 Form 10-K.

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 1% to an increase of 8% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 3% to an increase of 5%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Results of OTTI Evaluation Process. As a result of our analysis, no OTTI credit losses were recognized for the three months ended March 31, 2016 or 2015. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2016 are considered temporary.

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0% to 7.53%.

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$6,089	2.68	$89	2.58
Due in 1 year or less	9,287,436	0.75	11,969,004	0.63
Due after 1 year through 2 years	3,348,088	1.54	2,678,669	1.50
Due after 2 years through 3 years	2,175,249	1.97	2,511,090	1.83
Due after 3 years through 4 years	2,323,737	1.78	1,705,052	2.44
Due after 4 years through 5 years	2,004,640	1.49	2,638,688	1.22
Thereafter	6,105,229	1.33	5,304,876	1.30
Total advances, par value	25,250,468	1.25	26,807,468	1.13
Fair-value hedging adjustments	163,501		69,829
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	28,702		31,611
Total advances	$25,442,671		$26,908,908

Prepayments. At March 31, 2016 and December 31, 2015, we had $7.2 billion and $6.5 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

At March 31, 2016 and December 31, 2015, we had putable advances outstanding totaling $650,500 and $434,500, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Overdrawn demand and overnight deposit accounts	$6,089	$89	$6,089	$89
Due in 1 year or less	15,896,801	17,669,284	9,512,436	12,224,004
Due after 1 year through 2 years	2,976,538	2,540,919	3,290,588	2,601,169
Due after 2 years through 3 years	1,950,749	2,309,925	2,165,249	2,491,090
Due after 3 years through 4 years	1,683,737	1,635,052	2,343,737	1,700,052
Due after 4 years through 5 years	1,449,640	1,553,688	2,217,640	2,635,688
Thereafter	1,286,914	1,098,511	5,714,729	5,155,376
Total advances, par value	$25,250,468	$26,807,468	$25,250,468	$26,807,468

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. As a result, all of their outstanding advances as of March 31, 2016 totaling $382 million are due in one year or less.

Credit Risk Exposure and Security Terms. At March 31, 2016 and December 31, 2015, we had a total of $13.2 billion and $14.8 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 52% and 55%, respectively, of total advances at par outstanding on those dates, were made to seven and eight borrowers, respectively. At March 31, 2016 and December 31, 2015, we held $22.8 billion and $25.7 billion, respectively, of UPB of collateral to secure the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

Term	March 31, 2016	December 31, 2015
Fixed-rate long-term mortgages	$6,988,634	$6,811,266
Fixed-rate medium-term (1) mortgages	1,152,419	1,170,789
Total mortgage loans held for portfolio, UPB	8,141,053	7,982,055
Unamortized premiums	169,911	162,875
Unamortized discounts	(1,742)	(1,832)
Fair-value hedging adjustments	5,124	3,817
Allowance for loan losses	(850)	(1,125)
Total mortgage loans held for portfolio, net	$8,313,496	$8,145,790

(1)	Defined as a term of 15 years or less at origination.

Type	March 31, 2016	December 31, 2015
Conventional	$7,557,941	$7,371,032
Government -guaranteed or -insured	583,112	611,023
Total mortgage loans held for portfolio, UPB	$8,141,053	$7,982,055

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Product	March 31, 2016	December 31, 2015
MPP	$7,715,859	$7,543,183
MPF	425,194	438,872
Total mortgage loans held for portfolio, UPB	$8,141,053	$7,982,055

See Note 8 - Allowance for Credit Losses for information related to credit risk on mortgage loans and allowance methodology for loan losses.

Note 8 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell; term federal funds sold; government-guaranteed or -insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio. A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2015 Form 10-K.

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At March 31, 2016 and December 31, 2015, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At March 31, 2016 and December 31, 2015, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the three months ended March 31, 2016 or 2015.

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

Mortgage Loans.

MPP Credit Enhancements. The following table presents the activity in the LRA.

	Three Months Ended March 31,
LRA Activity	2016	2015
Balance of LRA, beginning of period	$91,552	$61,949
Additions	5,407	10,549
Claims paid	(209)	(186)
Distributions to members	(87)	(134)
Balance of LRA, end of period	$96,663	$72,178

The following table presents the estimated impact of credit enhancements on the allowance.

MPP Credit Waterfall	March 31, 2016	December 31, 2015
Estimated incurred losses remaining after borrower's equity, before credit enhancements	$5,235	$6,132
Portion of estimated losses recoverable from PMI	(1,747)	(1,477)
Portion of estimated losses recoverable from LRA (1)	(508)	(550)
Portion of estimated losses recoverable from SMI	(2,323)	(3,245)
Allowance for unrecoverable PMI/SMI	93	140
Allowance for MPP loan losses	$750	$1,000

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

MPF Credit Enhancements. CE fees paid to PFIs were $81 and $94 for the three months ended March 31, 2016 and 2015, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

Any losses that occur in a pool will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of March 31, 2016 and December 31, 2015, our exposure under the FLA was $3,491 and $3,482, respectively. The PFIs’ CE obligations available to cover losses in excess of the FLA totaled $26,862 as of March 31, 2016 and December 31, 2015. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. The resulting allowance for MPF loan losses at March 31, 2016 and December 31, 2015 was $100 and $125, respectively.

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Mortgage Loans Held for Portfolio as of March 31, 2016	Conventional	Government	Total
Past due 30-59 days	$42,352	$13,441	$55,793
Past due 60-89 days	10,621	3,546	14,167
Past due 90 days or more	36,958	2,286	39,244
Total past due	89,931	19,273	109,204
Total current	7,665,882	573,793	8,239,675
Total mortgage loans, recorded investment	$7,755,813	$593,066	$8,348,879

Other Delinquency Statistics
In process of foreclosure (1)	$22,690	$—	$22,690
Serious delinquency rate (2)	0.48%	0.39%	0.47%
Past due 90 days or more still accruing interest (3)	$30,351	$2,286	$32,637
On non-accrual status	8,364	—	8,364

Mortgage Loans Held for Portfolio as of December 31, 2015	Conventional	Government	Total
Past due 30-59 days	$41,704	$21,402	$63,106
Past due 60-89 days	11,609	5,099	16,708
Past due 90 days or more	37,938	3,123	41,061
Total past due	91,251	29,624	120,875
Total current	7,467,866	592,118	8,059,984
Total mortgage loans, recorded investment	$7,559,117	$621,742	$8,180,859

Other Delinquency Statistics
In process of foreclosure (1)	$23,602	$—	$23,602
Serious delinquency rate (2)	0.50%	0.50%	0.50%
Past due 90 days or more still accruing interest (3)	$30,764	$3,123	$33,887
On non-accrual status	8,374	—	8,374

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(3)
Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be non-accrual. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K.

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	Three Months Ended March 31,
Rollforward of Allowance for Loan Losses	2016	2015
Balance, beginning of period	$1,125	$2,500
Charge-offs, net of recoveries	(300)	(813)
Provision for loan losses	25	563
Balance, end of period	$850	$2,250

Allowance for Loan Losses by Impairment Methodology	March 31, 2016	December 31, 2015
Loans collectively evaluated for impairment	$763	$1,011
Loans individually evaluated for impairment (1)	87	114
Total allowance for loan losses	$850	$1,125

Recorded Investment by Impairment Methodology
Loans collectively evaluated for impairment	$7,737,998	$7,541,817
Loans individually evaluated for impairment (1)	17,815	17,300
Total recorded investment	$7,755,813	$7,559,117

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of March 31, 2016 and December 31, 2015 of $2,610 and $4,639, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of March 31, 2016 and December 31, 2015 includes $58 and $68, respectively, for these potential claims.

Individually Evaluated Impaired Loans. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	March 31, 2016			December 31, 2015
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$16,542	$16,531	$—	$16,426	$16,389	$—
MPP conventional loans with allowance for loan losses	1,273	1,267	29	874	863	46
Total	$17,815	$17,798	$29	$17,300	$17,252	$46

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,914	$212	$15,516	$223
MPP conventional loans with allowance for loan losses	706	11	4,339	64
Total	$17,620	$223	$19,855	$287

The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	March 31, 2016			December 31, 2015
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$15,715	$2,100	$17,815	$14,997	$2,303	$17,300
MPF conventional loans	158	—	158	160	—	160

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2016	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$25,214,981	$20,071	$338,119
Total derivatives designated as hedging instruments	25,214,981	20,071	338,119
Derivatives not designated as hedging instruments:
Interest-rate swaps	905,539	250	864
Interest-rate caps/floors	340,500	29	—
Interest-rate forwards	170,400	—	830
MDCs	170,569	660	—
Total derivatives not designated as hedging instruments	1,587,008	939	1,694
Total derivatives before adjustments	$26,801,989	21,010	339,813
Netting adjustments (1)		(143,561)	(143,561)
Cash collateral and related accrued interest(1)		206,114	(78,559)
Total derivatives, net		$83,563	$117,693

December 31, 2015
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,602,221	$32,179	$208,811
Total derivatives designated as hedging instruments	24,602,221	32,179	208,811
Derivatives not designated as hedging instruments:
Interest-rate swaps	252,417	421	77
Interest-rate caps/floors	340,500	62	1
Interest-rate forwards	106,300	51	82
MDCs	106,958	102	82
Total derivatives not designated as hedging instruments	806,175	636	242
Total derivatives before adjustments	$25,408,396	32,815	209,053
Netting adjustments (1)		(51,807)	(51,807)
Cash collateral and related accrued interest(1)		68,859	(76,632)
Total derivatives, net		$49,867	$80,614

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2016 and December 31, 2015 was $284,823 and $146,301, respectively. Cash collateral received from counterparties at March 31, 2016 and December 31, 2015 was $150 and $810, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$10,874	$206,296	$20,122	$174,280
Cleared	9,476	132,687	12,540	34,609
Total gross recognized amount	20,350	338,983	32,662	208,889
Gross amounts of netting adjustments and cash collateral
Uncleared	(10,874)	(89,433)	(17,858)	(93,830)
Cleared	73,427	(132,687)	34,910	(34,609)
Total gross amounts of netting adjustments and cash collateral	62,553	(222,120)	17,052	(128,439)
Net amounts after netting adjustments and cash collateral
Uncleared	—	116,863	2,264	80,450
Cleared	82,903	—	47,450	—
Total net amounts after netting adjustments and cash collateral	82,903	116,863	49,714	80,450
Derivative instruments not meeting netting requirements (1)	660	830	153	164
Total derivatives, at estimated fair value	$83,563	$117,693	$49,867	$80,614

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended March 31,
Type of Hedge	2016	2015
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(443)	$109
Total net gain (loss) related to fair-value hedge ineffectiveness	(443)	109
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(1,215)	(795)
Interest-rate caps/floors	(31)	(106)
Interest-rate forwards	(2,474)	(3,321)
Net interest settlements	(112)	291
MDCs	2,178	1,942
Total net gain (loss) on derivatives not designated as hedging instruments	(1,654)	(1,989)
Net gains (losses) on derivatives and hedging activities	$(2,097)	$(1,880)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2016	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(93,046)	$94,206	$1,160	$(27,963)
AFS securities	(59,616)	59,694	78	(26,391)
CO bonds	12,345	(14,026)	(1,681)	5,627
Total	$(140,317)	$139,874	$(443)	$(48,727)

Three Months Ended March 31, 2015
Advances	$(36,952)	$35,705	$(1,247)	$(39,427)
AFS securities	(10,898)	10,319	(579)	(24,429)
CO bonds	15,060	(13,125)	1,935	16,596
Total	$(32,790)	$32,899	$109	$(47,260)

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

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2016 was $195,421, for which we have posted collateral, including accrued interest, with an estimated fair value of $78,559 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $830 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $6,788 of collateral (at estimated fair value) to our uncleared derivative counterparties at March 31, 2016.

For cleared derivatives, the clearinghouse determines initial margin requirements, and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required by our clearing agents to post additional initial margin at March 31, 2016.

Note 10 - Consolidated Obligations

Although we are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations totaled $896.8 billion and $905.2 billion at March 31, 2016 and December 31, 2015, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2016	December 31, 2015
Book value (1)	$15,054,608	$19,251,376
Par value	15,069,141	19,267,423

Weighted average effective interest rate	0.39%	0.31%

(1)	Amounts include impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$18,401,995	0.58	$14,492,585	0.48
Due after 1 year through 2 years	4,443,710	1.23	3,909,310	1.16
Due after 2 years through 3 years	1,138,150	1.76	1,468,570	1.56
Due after 3 years through 4 years	1,579,375	2.99	1,034,375	2.56
Due after 4 years through 5 years	1,204,480	3.09	1,683,800	3.18
Thereafter	5,182,800	3.14	5,278,000	3.21
Total CO bonds, par value	31,950,510	1.34	27,866,640	1.39
Unamortized premiums	26,159		27,253
Unamortized discounts	(12,868)		(13,185)
Unamortized concessions (1)	(11,268)		(11,113)
Fair-value hedging adjustments	6,150		(7,978)
Total CO bonds	$31,958,683		$27,861,617

(1)	Amounts reflect impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	March 31, 2016	December 31, 2015
Non-callable / non-putable	$25,593,510	$21,550,640
Callable	6,357,000	6,316,000
Total CO bonds, par value	$31,950,510	$27,866,640

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$24,600,995	$20,690,585
Due after 1 year through 2 years	3,430,710	3,209,310
Due after 2 years through 3 years	847,150	919,570
Due after 3 years through 4 years	1,219,375	697,375
Due after 4 years through 5 years	818,480	1,219,800
Thereafter	1,033,800	1,130,000
Total CO bonds, par value	$31,950,510	$27,866,640

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2016	2015
Balance at beginning of period	$31,103	$36,899
Assessment (expense)	3,100	3,416
Subsidy usage, net (1)	(5,968)	(4,556)
Balance at end of period	$28,235	$35,759

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

Mandatorily Redeemable Capital Stock. Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed. As a result, we reclassified their total outstanding Class B stock of $25,585 to MRCS.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period. As a result, we reclassified their total outstanding Class B stock of $153,313 to MRCS.

The following tables present the activity, contractual year of redemption and distributions related to MRCS.

	Three Months Ended March 31,
MRCS Activity	2016	2015
Liability at beginning of period	$14,063	$15,673
Reclassification from capital stock	178,898	—
Redemptions/repurchases	(1,451)	(120)
Accrued distributions	1,038	—
Liability at end of period	$192,548	$15,553

MRCS Contractual Year of Redemption	March 31, 2016	December 31, 2015
Year 1 (1)	$34,168	$8,996
Year 2	—	—
Year 3	5,054	5,054
Year 4	13	13
Year 5	—	—
Thereafter (2)	153,313	—
Total MRCS	$192,548	$14,063

(1)
Balances at March 31, 2016 and December 31, 2015 include $2,400 and $2,479, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)	Represents the five-year redemption period for outstanding Class B stock held by the captive insurance companies whose membership must be terminated by February 19, 2021.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended March 31,
MRCS Distributions	2016	2015
Recorded as interest expense	$997	$134
Recorded as distributions from retained earnings	1,038	—
Total	$2,035	$134

Capital Requirements. We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2015 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2016 and December 31, 2015. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2016		December 31, 2015
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$539,216	$2,412,894	$505,364	$2,376,982

Regulatory permanent capital-to-asset ratio	4.00%	4.78%	4.00%	4.70%
Regulatory permanent capital	$2,020,297	$2,412,894	$2,024,805	$2,376,982

Leverage ratio	5.00%	7.17%	5.00%	7.04%
Leverage capital	$2,525,371	$3,619,341	$2,531,007	$3,565,473

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three months ended March 31, 2015 and 2016.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	1,504	(2,359)	—	—	(855)
Net change in fair value	—	1	—	—	1
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	248	248
Total other comprehensive income (loss)	1,504	(2,358)	12	248	(594)

Balance, March 31, 2015	$17,582	$35,814	$(163)	$(7,167)	$46,066

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878
OCI before reclassifications:
Net change in unrealized gains (losses)	(213)	(5,791)	—	—	(6,004)
Net change in fair value	—	24	—	—	24
Accretion of non-credit losses	—	—	8	—	8
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	242	242
Total other comprehensive income (loss)	(213)	(5,767)	8	242	(5,730)

Balance, March 31, 2016	$(116)	$24,462	$(124)	$(7,074)	$17,148

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$33,072	$16,299	$49,371	$30,921	$17,818	$48,739
Provision for credit losses	—	25	25	—	563	563
Other income (loss)	(942)	(260)	(1,202)	4,873	(1,297)	3,576
Other expenses	15,410	2,737	18,147	15,097	2,630	17,727
Income before assessments	16,720	13,277	29,997	20,697	13,328	34,025
Affordable Housing Program assessments	1,772	1,328	3,100	2,083	1,333	3,416
Net income	$14,948	$11,949	$26,897	$18,614	$11,995	$30,609

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2016	$42,193,923	$8,313,496	$50,507,419
December 31, 2015	42,462,314	8,145,790	50,608,104

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

	March 31, 2016
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$1,453,228	$1,453,228	$1,453,228	$—	$—	$—
Interest-bearing deposits	242	242	—	242	—	—
Securities purchased under agreements to resell	200,000	200,000	—	200,000	—	—
Federal funds sold	3,090,000	3,090,000	—	3,090,000	—	—
AFS securities	5,384,530	5,384,530	—	5,083,772	300,758	—
HTM securities	6,375,396	6,448,867	—	6,373,616	75,251	—
Advances	25,442,671	25,472,412	—	25,472,412	—	—
Mortgage loans held for portfolio, net	8,313,496	8,623,876	—	8,592,189	31,687	—
Accrued interest receivable	94,796	94,796	—	94,796	—	—
Derivative assets, net	83,563	83,563	—	21,010	—	62,553
Grantor trust assets (included in other assets)	15,735	15,735	15,735	—	—	—

Liabilities:
Deposits	541,847	541,847	—	541,847	—	—
Consolidated Obligations:
Discount notes	15,054,608	15,069,141	—	15,069,141	—	—
Bonds	31,958,683	32,439,340	—	32,439,340	—	—
Accrued interest payable	86,427	86,427	—	86,427	—	—
Derivative liabilities, net	117,693	117,693	—	339,813	—	(222,120)
MRCS	192,548	192,548	192,548	—	—	—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2015
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$4,931,602	$4,931,602	$4,931,602	$—	$—	$—
Interest-bearing deposits	161	161	—	161	—	—
AFS securities	4,069,149	4,069,149	—	3,749,963	319,186	—
HTM securities	6,345,337	6,405,865	—	6,324,835	81,030	—
Advances	26,908,908	26,934,352	—	26,934,352	—	—
Mortgage loans held for portfolio, net	8,145,790	8,353,586	—	8,322,007	31,579	—
Accrued interest receivable	88,377	88,377	—	88,377	—	—
Derivative assets, net	49,867	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	15,410	—	—	—

Liabilities:
Deposits	556,764	556,764	—	556,764	—	—
Consolidated Obligations:
Discount notes	19,251,376	19,267,423	—	19,267,423	—	—
Bonds	27,861,617	28,161,640	—	28,161,640	—	—
Accrued interest payable	81,836	81,836	—	81,836	—	—
Derivative liabilities, net	80,614	80,614	—	209,053	—	(128,439)
MRCS	14,063	14,063	14,063	—	—	—

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2015 Form 10-K. No changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2016	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,728,927	$—	$4,728,927	$—	$—
GSE MBS	354,845	—	354,845	—	—
Private-label RMBS	300,758	—	—	300,758	—
Total AFS securities	5,384,530	—	5,083,772	300,758	—
Derivative assets:
Interest-rate related	82,903	—	20,350	—	62,553
Interest-rate forwards	—	—	—	—	—
MDCs	660	—	660	—	—
Total derivative assets, net	83,563	—	21,010	—	62,553
Grantor trust assets (included in other assets)	15,735	15,735	—	—	—
Total assets at recurring estimated fair value	$5,483,828	$15,735	$5,104,782	$300,758	$62,553

Derivative liabilities:
Interest-rate related	$116,863	$—	$338,983	$—	$(222,120)
Interest-rate forwards	830	—	830	—	—
MDCs	—	—	—	—	—
Total derivative liabilities, net	117,693	—	339,813	—	(222,120)
Total liabilities at recurring estimated fair value	$117,693	$—	$339,813	$—	$(222,120)

Mortgage loans held for portfolio (2)	$5,741	$—	$—	$5,741	$—
Total assets at non-recurring estimated fair value	$5,741	$—	$—	$5,741	$—

December 31, 2015
AFS securities:
GSE and TVA debentures	$3,480,542	$—	$3,480,542	$—	$—
GSE MBS	269,421	—	269,421	—	—
Private-label RMBS	319,186	—	—	319,186	—
Total AFS securities	4,069,149	—	3,749,963	319,186	—
Derivative assets:
Interest-rate related	49,714	—	32,662	—	17,052
Interest-rate forwards	51	—	51	—	—
MDCs	102	—	102	—	—
Total derivative assets, net	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	—	—	—
Total assets at recurring estimated fair value	$4,134,426	$15,410	$3,782,778	$319,186	$17,052

Derivative liabilities:
Interest-rate related	$80,450	$—	$208,889	$—	$(128,439)
Interest-rate forwards	82	—	82	—	—
MDCs	82	—	82	—	—
Total derivative liabilities, net	80,614	—	209,053	—	(128,439)
Total liabilities at recurring estimated fair value	$80,614	$—	$209,053	$—	$(128,439)

Mortgage loans held for portfolio (3)	$4,449	$—	$—	$4,449	$—
Total assets at non-recurring estimated fair value	$4,449	$—	$—	$4,449	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2)	Amounts are as of the date the fair value adjustment was recorded during the three months ended March 31, 2016.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

	Three Months Ended March 31,
Level 3 Rollforward - AFS private-label RMBS	2016	2015
Balance, beginning of period	$319,186	$401,050
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	3,136	1,119
Net change in fair value not in excess of cumulative non-credit losses in OCI	24	1
Unrealized gains (losses) in OCI	(5,791)	(2,359)
Purchases, issuances, sales and settlements:
Settlements	(15,797)	(18,976)
Balance, end of period	$300,758	$380,835

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$2,276	$1,119

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2016
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$71,175	$195,792	$266,967
Unused lines of credit (1)	1,083,886	—	1,083,886
Commitments to fund additional advances (2)	65,894	—	65,894
Commitments to fund or purchase mortgage loans (3)	170,569	—	170,569
Unsettled CO bonds, at par (4)	562,000	—	562,000
Unsettled Discount Notes, at par	12,500	—	12,500

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $265,000 hedged with associated interest-rate swaps.

Pledged Collateral. At March 31, 2016 and December 31, 2015, we had pledged cash collateral, at par, of $284,798 and $146,280, respectively, to counterparties and clearing agents. At March 31, 2016 and December 31, 2015, we had not pledged any securities as collateral.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. These payments, net of legal fees and litigation expenses, totaled $0 for the three months ended March 31, 2016 compared to $4,732 for the three months ended March 31, 2015, and were recorded in other income. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

Additional discussion of other commitments and contingencies is provided in Note 6 - Advances; Note 7 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 15 - Estimated Fair Values.

Note 17 - Transactions with Related Parties and Other Entities

For financial reporting purposes, we define related parties as those members, and former members and their affiliates, with capital stock outstanding in excess of 10% of our total outstanding capital stock and MRCS. The following table presents the outstanding balances with respect to transactions with related parties and their balance as a percent of the total balance on the statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Flagstar Bank, FSB	Par value	% of Total	Par value	% of Total	UPB	% of Total
March 31, 2016	$171,535	11%	$2,875,000	11%	$314,824	4%
December 31, 2015	169,881	11%	3,541,000	13%	337,498	4%

(1)	Represents UPB of mortgage loans purchased from related party.

We had net advances to (repayments from) Flagstar Bank, FSB of $(666,000) and $1,111,000 during the three months ended March 31, 2016 and 2015, respectively. We did not acquire any mortgage loans from related parties during the three months ended March 31, 2016 or 2015.

Transactions with Directors' Financial Institutions. The following table presents the aggregate outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
March 31, 2016	$46,394	3%	$632,259	3%	$211,355	3%
December 31, 2015	34,457	2%	374,122	1%	208,137	3%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The par values at March 31, 2016 include $13,045 and $215,107 of outstanding capital stock and advances, respectively, to a member who became a director's financial institution through a merger during the three months ended March 31, 2016. Those par values also include $3,215 and $63,000 of outstanding capital stock and advances, respectively, to a member who became a director's financial institution through the director's election to our board of directors effective January 1, 2016. There were no material transactions with directors' financial institutions during the three months ended March 31, 2015.

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
CO bond: Consolidated Obligation bond
DB plan: Pentegra Defined Benefit Pension Plan for Financial Institutions
DC plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions
Director: Director of the Federal Housing Finance Agency
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
ERMP: Enterprise Risk Management Policy of the Bank
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
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
MVE: Market Value of Equity
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
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2015 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in this Form 10-Q in Item 1. Financial Statements.

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 1. Financial Statements.

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

Executive Summary

Overview. We are a regional wholesale bank that makes secured loans in the form of advances to our members; purchases whole mortgage loans from our members; purchases other investments; and provides other financial services to our members.

We are wholly owned by our member institutions. All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership.

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

Economic Environment. The Bank's financial performance is influenced by the level and volatility of market interest rates; national and regional economic conditions; and the strength of housing markets.

In April 2016, the FOMC maintained the federal funds target range at 0.25% to 0.50%, citing a moderate pace of economic activity expansion. Positive trends in household spending, the housing sector and the labor market were partially offset by a softening of business fixed investment and net exports. The FOMC noted that the inflation rate has increased but remains below the 2 percent objective. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on 10-year U.S. Treasuries declined approximately 60 bps to 1.6% within the first quarter of 2016, and ended the quarter down approximately 45 bps at 1.8%.

U.S. GDP increased at an annual rate of 0.5% for the first quarter of 2016 based on the "advance" estimate by the Bureau of Economic Analysis, slower than the 1.4% growth rate reported for the fourth quarter of 2015. However, personal consumption expenditures and residential fixed investment increased during both periods.

The U.S. Bureau of Labor Statistics reported continued job growth nationally during the first quarter of 2016, with retail trade, construction, and health care leading the growth. The March 2016 unemployment rate of 5.0% continued a pattern of little change in the rate since August 2015. Indiana and Michigan’s preliminary unemployment rates for March 2016 were 5.0% and 4.8%, respectively. The rates for both states were lower than reported for March 2015.

Freddie Mac’s April 2016 Economic and Housing Research Outlook projects continued improvement in the housing market, driven by declining mortgage rates. The national average for the 30-year fixed mortgage rate has followed the recent decline of 10-year Treasury yields. The low mortgage rates and anticipated job growth are projected to support the highest number of home sales since 2006. However, the low current inventory of homes for sale may dampen overall home purchase activity.

Indiana University’s Center for Economic Model Research projects an annual income growth rate for Indiana of 4.9% through 2018, outpacing its national projection of 4.5% for the same period. The unemployment rate is projected to remain fairly stable through 2018. The University of Michigan Research Seminar in Quantitative Economics anticipates reporting Michigan’s job growth rate to have been 3.4% for the first quarter of 2016, and projects a more modest pace of 1.2% to 1.3% through the rest of 2016 and 2017. The report cites professional and business services, construction, and retail trade as among the drivers for continued growth.

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

Local economic factors, particularly relating to the housing market, influence demand for advances and MPP sales activity by our member financial institutions in Indiana and Michigan. Economic data for Indiana and Michigan suggest improving conditions, though at a modest pace.

See Results of Operations and Changes in Financial Condition herein for a detailed discussion of these factors.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Statement of Condition:
Advances	$25,443	$26,909	$24,297	$24,318	$21,846
Cash and investments (1)	16,503	15,346	14,145	12,782	14,190
Mortgage loans held for portfolio, net	8,313	8,146	8,084	7,933	7,412
Total assets (2)	50,507	50,608	46,736	45,236	43,651
Discount notes (2)	15,055	19,251	14,425	11,803	11,161
CO bonds (2)	31,958	27,862	28,873	29,647	28,243
Total consolidated obligations (2)	47,013	47,113	43,298	41,450	39,404
MRCS	193	14	14	14	16
Capital stock, Class B putable	1,375	1,528	1,453	1,388	1,572
Retained earnings (3)	845	835	822	810	791
AOCI	17	23	26	43	46
Total capital	2,237	2,386	2,301	2,241	2,409

Statement of Income:
Net interest income	$49	$52	$48	$47	$49
Provision for (reversal of) credit losses	—	—	—	(1)	1
Other income (loss)	(1)	(2)	—	8	4
Other expenses	18	19	17	18	18
Affordable Housing Program assessments	3	3	3	4	3
Net income	$27	$28	$28	$34	$31

Selected Financial Ratios:
Net interest margin (2) (4)	0.40%	0.43%	0.42%	0.43%	0.47%
Return on average equity (5)	4.63%	4.87%	4.89%	5.82%	4.43%
Return on average assets (2) (5)	0.21%	0.24%	0.24%	0.31%	0.26%
Weighted average dividend rate (6)	4.25%	4.25%	4.25%	4.00%	4.00%
Dividend payout ratio (7)	58.74%	53.61%	56.88%	45.16%	55.57%
Total capital ratio (8)	4.43%	4.71%	4.92%	4.95%	5.52%
Total regulatory capital ratio (9)	4.78%	4.70%	4.90%	4.89%	5.45%
Average equity to average assets (2)	4.62%	4.83%	4.92%	5.35%	5.92%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)
Amounts presented as of and for the three months ended December 31, 2015 reflect the impact of the reclassification of unamortized concessions on total assets and total consolidated obligations as described in Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle.

(3)	Includes restricted and unrestricted retained earnings.

(4)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(5)
Annualized. For the three months ended March 31, 2015, the annualization was adjusted to remove the impact of litigation settlements related to our private-label RMBS in those periods. Without the adjustment, return on average equity and return on average assets during this period was 4.95% and 0.29%, respectively.

(6)	Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(7)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, would be 56%, 54%, 47%, 50% and 102%, respectively.

(8)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(9)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2016 and 2015. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Comparative Highlights	2016	2015	$ Change	% Change
Net interest income	$49	$49	$—	1%
Provision for credit losses	—	1	(1)	(96%)
Net interest income after provision for credit losses	49	48	1	2%
Other income (loss)	(1)	4	(5)	(134%)
Other expenses	18	18	—	2%
Income before assessments	30	34	(4)	(12%)
AHP assessments	3	3	—	(9%)
Net income	27	31	(4)	(12%)
Total other comprehensive income (loss)	(6)	(1)	(5)	(863%)
Total comprehensive income	$21	$30	$(9)	(29%)

The decrease in net income for the three months ended March 31, 2016 compared to the same period in 2015 was due to net proceeds from litigation settlements received in the first quarter of 2015, but not in the first quarter of 2016, related to certain private-label RMBS.

The decrease in total OCI for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to larger unrealized losses on AFS securities in the first quarter of 2016 compared to the same period in 2015.

Changes in Financial Condition for the Three Months Ended March 31, 2016. The following table presents the changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2016	December 31, 2015	$ Change	% Change
Advances	$25,443	$26,909	$(1,466)	(5%)
Mortgage loans held for portfolio, net	8,313	8,146	167	2%
Cash and investments (1)	16,503	15,346	1,157	8%
Other assets (2)	248	207	41	20%
Total assets (2)	$50,507	$50,608	$(101)	—%

Consolidated obligations (2)	$47,013	$47,113	$(100)	—%
MRCS	193	14	179	1,269%
Other liabilities	1,064	1,095	(31)	(3%)
Total liabilities (2)	48,270	48,222	48	—%
Capital stock, Class B putable	1,375	1,528	(153)	(10%)
Retained earnings (3)	845	835	10	1%
AOCI	17	23	(6)	(25%)
Total capital	2,237	2,386	(149)	(6%)
Total liabilities and capital (2)	$50,507	$50,608	$(101)	—%

Total regulatory capital (4)	$2,413	$2,377	$36	2%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	December 31, 2015 balances reclassified for change in accounting principle related to concessions on consolidated obligations.

(3)	Includes restricted retained earnings of $135 million and $130 million at March 31, 2016 and December 31, 2015, respectively.

(4)	Total capital less AOCI plus MRCS.

The decrease in total assets at March 31, 2016 compared to December 31, 2015 was attributable to a decrease in advances, partially offset by an increase in investments.
The increase in total liabilities at March 31, 2016 compared to December 31, 2015 was attributable to an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

The decrease in total capital at March 31, 2016 compared to December 31, 2015 was due to the reclassification of all of the capital stock held by captive insurance company members to MRCS.

Analysis of Results of Operations for the Three Months Ended March 31, 2016 and 2015.

Net Interest Income. The following table presents average daily balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,198	$4	0.36%	$3,416	$1	0.09%
Investment securities (2)	11,237	40	1.44%	10,260	36	1.43%
Advances (3)	26,168	49	0.75%	21,012	28	0.54%
Mortgage loans held for portfolio (3)	8,216	69	3.40%	7,059	62	3.58%
Other assets (interest-earning) (4)	276	—	0.65%	244	—	0.34%
Total interest-earning assets	50,095	162	1.30%	41,991	127	1.23%
Other assets (5)	493			398
Total assets	$50,588			$42,389

Liabilities and Capital:
Interest-bearing deposits	$560	—	0.05%	$708	—	0.01%
Discount notes	17,294	16	0.37%	10,792	3	0.11%
CO bonds (3)	29,667	96	1.30%	27,375	75	1.12%
MRCS	75	1	5.33%	16	—	3.48%
Total interest-bearing liabilities	47,596	113	0.96%	38,891	78	0.82%
Other liabilities	654			988
Total capital	2,338			2,510
Total liabilities and capital	$50,588			$42,389

Net interest income		$49			$49

Net spread on interest-earning assets less interest-bearing liabilities			0.34%			0.41%

Net interest margin (6)			0.40%			0.47%

Average interest-earning assets to interest-bearing liabilities	1.05			1.08

(1)	Annualized.

(2)
Consists of AFS securities and HTM securities. The average balances of investment securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value of AFS securities that are reflected as a component of OCI, nor do they reflect OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative transactions.

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

Yields. The yield on total interest-earning assets for the three months ended March 31, 2016 was 1.30%, an increase of 7 bps compared to the three months ended March 31, 2015, resulting primarily from higher yields on advances, offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to prepayments of our higher-yielding MPP loans, and the resulting accelerated amortization of purchased premiums. The cost of total interest-bearing liabilities for the three months ended March 31, 2016 was 0.96%, an increase of 14 bps from the prior year period due to higher funding costs on consolidated obligations. These changes resulted in a net interest spread that decreased from 0.41% for the three months ended March 31, 2015 to 0.34% for the three months ended March 31, 2016.

Average Balances. Higher average balances of interest-earning assets offset the impact of lower yields for the three months ended March 31, 2016 compared to the same period in 2015. The increase in interest-earning assets was largely related to advances. The average amount of advances outstanding increased 25% for the three months ended March 31, 2016 compared to the same period in 2015 generally due to members' higher funding needs. Additionally, the average amount of mortgage loans held for portfolio outstanding increased 16% for the three months ended March 31, 2016 compared to the same period in 2015 due to purchases from members under MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in all interest-earning assets.

Provision for Credit Losses. The change in the provision for credit losses for the three months ended March 31, 2016 compared to the same period in 2015 was not material.

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2016	2015
Net gains (losses) on derivatives and hedging activities	$(2)	$(2)
Other
Litigation settlements, net (1)	—	5
Other miscellaneous	1	1
Total other income	$(1)	$4

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies and Part II. Other Information - Item 1. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income for the three months ended March 31, 2016 compared to the same period in 2015 was due to the net proceeds in 2015 from a litigation settlement related to certain private-label RMBS.

Net Gains (Losses) on Derivatives and Hedging Activities. For those hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest rate swaps (hedge ineffectiveness) was a loss of $443 thousand for the three months ended March 31, 2016, compared to a gain of $109 thousand for the three months ended March 31, 2015.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $2 million for each of the three months ended March 31, 2016 and 2015.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended March 31, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$—	$—	$3
Net interest settlements (2)	(28)	(26)	—	5	—	(49)
Total net interest income	(28)	(23)	—	5	—	(46)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	—	—	(2)	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(2)	—	—	—	—	(2)
Net gains (losses) on derivatives and hedging activities	—	—	—	(2)	—	(2)
Total net effect of derivatives and hedging activities	$(28)	$(23)	$—	$3	$—	$(48)

Three Months Ended March 31, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$2	$—	$—	$—	$2
Net interest settlements (2)	(39)	(24)	—	16	—	(47)
Total net interest income	(39)	(22)	—	16	—	(45)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(1)	—	2	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	(1)	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(1)	(1)	1	—	(2)
Total net effect of derivatives and hedging activities	$(40)	$(23)	$(1)	$17	$—	$(47)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2016	2015
Compensation and benefits	$11	$11
Other operating expenses	5	5
Finance Agency and Office of Finance expenses	2	2
Other	—	—
Total other expenses	$18	$18

There were no material changes in other expenses for the three months ended March 31, 2016 compared to the same period in 2015.

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

	Three Months Ended March 31,
Traditional Segment	2016	2015
Net interest income	$33	$31
Provision for credit losses	—	—
Other income (loss)	(1)	5
Other expenses	15	15
Income before assessments	17	21
Total assessments	2	2
Net income	$15	$19

The decrease in net income for the traditional segment for the three months ended March 31, 2016 compared to the same period in 2015 was due to lower net proceeds from litigation settlements. This decrease was partially offset by higher net interest income as a result of a higher spread on and higher average balance of advances outstanding.

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

	Three Months Ended March 31,
Mortgage Loans Segment	2016	2015
Net interest income	$16	$18
Provision for credit losses	—	1
Other income (loss)	—	(1)
Other expenses	3	3
Income before assessments	13	13
Total assessments	1	1
Net income	$12	$12

The decrease in net income (in thousands only) for the mortgage loans segment for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to a decrease in net interest income resulting from higher funding costs, mainly caused by the accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. This increase was partially offset by a lower provision for credit losses and and lower net losses related to derivative and hedging activities.

Analysis of Financial Condition

Total Assets. The table below presents the carrying value of our major asset categories as a percentage of total assets ($ amounts in millions).

	March 31, 2016		December 31, 2015
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$25,443	50%	$26,909	53%
Mortgage loans held for portfolio, net	8,313	17%	8,146	16%
Cash and short-term investments	4,743	9%	4,932	10%
Investment securities	11,760	23%	10,415	21%
Other assets (1)	248	1%	206	—%
Total assets	$50,507	100%	$50,608	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $50.5 billion as of March 31, 2016, a net decrease of $101 million or 0.2% compared to December 31, 2015. This decrease was primarily due to a decrease in advances, partially offset by an increase in investment securities, which altered the mix of our assets during the period.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $25.4 billion at March 31, 2016, a net decrease of $1.5 billion or 5% compared to December 31, 2015. This decrease was due to repayments by depository institutions as well as repayments by certain captive insurance companies in response to the Final Membership Rule.

The table below presents advances by type of financial institution ($ amounts in millions).

	March 31, 2016		December 31, 2015
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and thrifts	$9,024	36%	$10,167	38%
Credit unions	2,092	8%	2,194	8%
Total depository institutions	11,116	44%	12,361	46%
Insurance companies:
Captive insurance companies	3,913	15%	4,331	16%
Other insurance companies	10,054	40%	9,948	37%
Total insurance companies	13,967	55%	14,279	53%

Total members	25,083	99%	26,640	99%

Former members	167	1%	167	1%

Total advances, par value	$25,250	100%	$26,807	100%

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. Those captive insurers collectively held $382 million or 1% of outstanding advances, at par, as of March 31, 2016.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Prior to termination, new advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. Those captive insurers collectively held $3.5 billion or 14% of outstanding advances, at par, as of March 31, 2016, with various maturity dates through 2025.

Mortgage Loans Held for Portfolio. In general, the volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2016		December 31, 2015
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,344	17%	$1,424	18%
Conventional Advantage	5,875	72%	5,596	70%
FHA	497	6%	523	7%
Total MPP	7,716	95%	7,543	95%
MPF Program:
Conventional	339	4%	351	4%
Government	86	1%	88	1%
Total MPF Program	425	5%	439	5%
Total mortgage loans held for portfolio, UPB	$8,141	100%	$7,982	100%

The increase in the UPB of mortgage loans held for portfolio of $159 million was due to purchases of new mortgage loans under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $5 million at March 31, 2016 and $6 million at December 31, 2015. The decrease from December 31, 2015 to March 31, 2016 was primarily the result of fewer delinquent mortgage loans. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at March 31, 2016 and $1 million at December 31, 2015. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	March 31, 2016	December 31, 2015	Change
Cash and short-term investments:
Cash and due from banks	$1,453	$4,932	$(3,479)
Interest-bearing deposits	—	—	—
Securities purchased under agreements to resell	200	—	200
Federal funds sold	3,090	—	3,090
Total cash and short-term investments	4,743	4,932	(189)

Investment securities:
AFS securities:
GSE and TVA debentures	4,729	3,481	1,248
GSE MBS	355	269	86
Private-label RMBS	301	319	(18)
Total AFS securities	5,385	4,069	1,316
HTM securities:
GSE debentures	—	100	(100)
Other U.S. obligations - guaranteed MBS	2,917	2,895	22
GSE MBS	3,381	3,268	113
Private-label RMBS	67	72	(5)
Private-label ABS	10	11	(1)
Total HTM securities	6,375	6,346	29
Total investment securities	11,760	10,415	1,345

Total cash and investments, carrying value	$16,503	$15,347	$1,156

Cash and Short-Term Investments. Cash and short-term investments totaled $4.7 billion at March 31, 2016, a decrease of 4% compared to December 31, 2015. Cash and short-term investments as a percent of total assets was 9% at March 31, 2016, compared to 10% at December 31, 2015.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities, which consist primarily of GSE and TVA debentures, totaled $5.4 billion at March 31, 2016, a net increase of 32% compared to $4.1 billion at December 31, 2015. Net unrealized gains on AFS securities totaled $25 million at March 31, 2016, a decrease of $6 million compared to December 31, 2015, primarily due to an increase in the amortized cost basis of OTTI MBS not offset by an increase in the fair value; and, to a lesser extent, unfavorable changes in credit spreads and volatility. At March 31, 2016, the percentage of non-MBS AFS securities due in one year or less was 22%, due after one year through five years was 49%, and due after five years was 29%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities, which consist substantially of MBS, totaled $6.4 billion at March 31, 2016, an increase of 0.5% compared to December 31, 2015. At March 31, 2016, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.8 billion, an increase of 5% from December 31, 2015, primarily due to unfavorable changes in mortgage spreads and volatility. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $48.3 billion at March 31, 2016, a net increase of $48 million or 0.1% compared to December 31, 2015. This increase was primarily attributable to an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members resulting from the Final Membership Rule.

Consolidated Obligations. At March 31, 2016, the carrying values of our discount notes and CO bonds totaled $15.1 billion and $32.0 billion, respectively, compared to $19.3 billion and $27.9 billion, respectively, at December 31, 2015. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of our discount notes was 32% of total consolidated obligations at March 31, 2016, compared to 41% at December 31, 2015. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy.

The following table presents the par value of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2016		December 31, 2015
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$15,069	32%	$19,267	41%
CO bonds	18,402	39%	14,493	31%
Total due in 1 year or less	33,471	71%	33,760	72%
Long-term CO bonds	13,549	29%	13,374	28%
Total consolidated obligations	$47,020	100%	$47,134	100%

Derivatives. As of March 31, 2016 and December 31, 2015, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $84 million and $50 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $118 million and $81 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' underlying interest-rate index.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item whether or not it is in qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2016	December 31, 2015
Advances	$9,866	$9,448
Investments	5,296	4,024
Mortgage loans	341	213
CO bonds	10,671	11,623
Discount notes	628	100
Total notional	$26,802	$25,408

Total Capital. Total capital was $2.2 billion at March 31, 2016, a net decrease of $148 million or 6% compared to December 31, 2015. This decrease is due primarily to the reclassification of all of the capital stock held by captive insurance company members to MRCS resulting from the Final Membership Rule.

The following tables present a percentage breakdown of the components of GAAP capital along with a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Components of GAAP capital	March 31, 2016	December 31, 2015
Capital stock	61%	64%
Retained earnings	38%	35%
AOCI	1%	1%
Total GAAP capital	100%	100%

The change in the composition of our total GAAP capital is primarily due to the reclassification of all of the capital stock held by captive insurance company members to MRCS.

Reconciliation of GAAP to regulatory capital	March 31, 2016	December 31, 2015
Total GAAP capital	$2,237	$2,386
Exclude: AOCI	(17)	(23)
Add: MRCS	193	14
Total regulatory capital	$2,413	$2,377

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.7 billion at March 31, 2016. During the first three months of 2016, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $55.9 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. Our total regulatory capital consists of retained earnings and total regulatory capital stock, which includes Class B capital stock and MRCS. Under GAAP, MRCS is classified as a liability instead of capital.

Our outstanding capital stock, categorized by type of institution, and MRCS are provided in the following table ($ amounts in millions).

	March 31, 2016		December 31, 2015
Institution Type	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and thrifts	$655	42%	$643	41%
Credit unions	198	13%	197	13%
Total depository institutions	853	55%	840	54%
Insurance companies:
Captive insurance companies	—	—%	179	12%
Other insurance companies	522	33%	509	33%
Total insurance companies	522	33%	688	45%

CDFIs	—	—%	—	—%
Total capital stock putable	1,375	88%	1,528	99%
MRCS:
Captive insurance company members	179	11%	—	—%
Former members (1)	14	1%	14	1%
Total MRCS	193	12%	14	1%

Total regulatory capital stock	$1,568	100%	$1,542	100%

(1)
Balances at March 31, 2016 and December 31, 2015 include $2 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

As a result of the Final Membership Rule, all of the outstanding Class B stock held by captive insurance company members was reclassified to MRCS. See Notes to Financial Statements - Note 12 - Capital for more information.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations to us of members or former members. In general, the level of excess stock fluctuates with our members' demand for advances. The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	March 31, 2016	December 31, 2015
Member capital stock not subject to outstanding redemption requests	$262	$204
Member capital stock subject to outstanding redemption requests	—	—
MRCS	26	4
Total excess capital stock	$288	$208

Excess stock as a percentage of regulatory capital stock	18%	13%

Capital Distributions. On April 28, 2016, our board of directors declared a cash dividend of 4.25% (annualized) on our putable-Class B-1 capital stock and 3.40% (annualized) on our putable-Class B-2 capital stock.

Adequacy of Capital. At March 31, 2016, our regulatory capital ratio was 4.78%, and our leverage capital ratio was 7.17%, both in excess of the regulatory requirement. See Notes to Financial Statements - Note 12 - Capital for more information.

We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2016 and December 31, 2015 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2016	December 31, 2015
Credit risk	$285	$262
Market risk	130	127
Operations risk	124	116
Total risk-based capital requirement	$539	$505

Permanent capital	$2,413	$2,377

The increase in our risk-based capital requirement was primarily caused by an increase in the credit risk capital component as a result of our purchases during the three months ended March 31, 2016 of GSE debentures and short-term investments. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

At March 31, 2016, mortgage loan principal previously paid in full by our MPP servicers of $3 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

A full discussion of our critical accounting policies and estimates can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2015 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the estimated fair value of the underlying collateral, further reduced by estimated liquidation costs.

We also performed our loan loss analysis at December 31, 2015 under an adverse scenario whereby we increased the haircut on our underlying collateral values to 45% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $0.4 million at December 31, 2015. We consider a haircut of 45% on the modeled values to be the lowest value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario on a quarterly basis.
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

The actual OTTI-related credit losses recognized in earnings for the quarter ended March 31, 2016 were $0. Under the more stressful scenario, the OTTI-related credit losses estimate would have been $12 thousand for the quarter ended March 31, 2016.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments.

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to (i) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss, and (ii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules.
The proposed rule would prohibit us from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by "senior executive officers" and "significant risk-takers" (each as defined in the proposed rule, and together, "covered persons") that could lead to a material financial loss to the Bank.
If adopted in its current form, the proposed rule would, among other things, impose requirements regarding our incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. We are currently assessing the effect of the proposed rule.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in detail in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2015 Form 10-K for more detailed information.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances. Advances, at par, to our insurance company members were 55% and 53% of total advances at March 31, 2016 and December 31, 2015, respectively. On March 18, 2016, the board of directors modified the initial borrowing limit for insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. As of March 31, 2016, we had advances outstanding, at par, of $0.5 billion to two of our insurance company members whose total credit products exceeded 25% of their general account assets, net of money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis.

Effective February 19, 2016, new or renewed credit extensions for captive insurance companies that became members prior to September 12, 2014 cannot, per the Final Membership Rule, exceed 40% of the member's total assets. As of March 31, 2016, one such captive insurance company member exceeded that limit and therefore is not eligible for additional credit products until its outstanding borrowings fall below the limit.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2016, our top two borrowers held 21% of total advances outstanding, at par, and our top five borrowers held 44% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. The ERMP restricts the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio at March 31, 2016 included securities purchased under agreements to resell that mature overnight and are secured by U.S. Treasuries. Our unsecured credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

March 31, 2016	AA	A	Total
Domestic	$620	$740	$1,360
Canada	620	440	1,060
Sweden	—	220	220
Australia	450	—	450
Total unsecured credit exposure	$1,690	$1,400	$3,090

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 290% of total regulatory capital at March 31, 2016. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2016	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	200	—	—	—	200
Federal funds sold	—	1,690	1,400	—	—	3,090
Total short-term investments	—	1,890	1,400	—	—	3,290
AFS securities:
GSE and TVA debentures	—	4,729	—	—	—	4,729
GSE MBS	—	355	—	—	—	355
Private-label RMBS	—	—	—	—	301	301
Total AFS securities	—	5,084	—	—	301	5,385
HTM securities:
Other U.S. obligations - guaranteed RMBS	—	2,917	—	—	—	2,917
GSE MBS	—	3,381	—	—	—	3,381
Private-label RMBS	—	11	12	10	34	67
Private-label ABS	—	—	9	—	1	10
Total HTM securities	—	6,309	21	10	35	6,375
Total investments, carrying value	$—	$13,283	$1,421	$10	$336	$15,050

Percentage of total	—%	88%	10%	—%	2%	100%

December 31, 2015
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,481	—	—	—	3,481
GSE MBS	—	269	—	—	—	269
Private-label RMBS	—	—	—	—	319	319
Total AFS securities	—	3,750	—	—	319	4,069
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	—	2,895	—	—	—	2,895
GSE MBS	—	3,268	—	—	—	3,268
Private-label RMBS	—	12	13	11	36	72
Private-label ABS	—	—	10	—	1	11
Total HTM securities	—	6,275	23	11	37	6,346
Total investments, carrying value	$—	$10,025	$23	$11	$356	$10,415

Percentage of total	—%	97%	—%	—%	3%	100%

Mortgage Loans Held for Portfolio.

PMI. As of March 31, 2016, we had PMI coverage on $800 million or 11% of our conventional MPP mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$9	$83	$92	$10	$52	$62
Additions	—	5	5	—	10	10
Claims paid	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	—
Balance, end of period	$9	$88	$97	$10	$62	$72

SMI. As of March 31, 2016, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.3 billion. Two mortgage insurance companies provide all of the SMI coverage.

Mortgage Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults. As of March 31, 2016, 97% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default.

Derivatives. Our over-the-counter derivative transactions are either (i) executed with a counterparty (uncleared derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives). See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management -Credit Risk Management - Derivatives in our 2015 Form 10-K for more information.

The following table presents key information on derivative counterparties on a settlement date basis using credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2016	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Liability positions with credit exposure
Cleared derivatives (1)	$16,698	$(123)	$206	$83
Total derivative positions with credit exposure to non-member counterparties	16,698	(123)	206	83
Member institutions (2)	155	1	—	1
Subtotal - derivative positions with credit exposure	16,853	$(122)	$206	$84
Derivative positions without credit exposure	9,949
Total derivative positions	$26,802

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms located in Item 1. Financial Statements.

Measuring Market Risks

We utilize multiple risk measurements, including duration of equity, duration gap, convexity, VaR, earnings at risk, and changes in MVE, to evaluate market risk. Periodically, stress tests are conducted to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

Date	VaR
March 31, 2016	$130
December 31, 2015	127

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios. We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	March 31, 2016
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,329	$2,398	$2,360	$2,293	$2,226
Percent change in MVE from base	(1.3)%	1.6%	0%	(2.8)%	(5.7)%
MVE/Book value of equity	95.9%	98.7%	97.1%	94.4%	91.6%
Duration of equity (2)	(1.9)	(0.9)	2.8	2.8	3.1

	December 31, 2015
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,406	$2,438	$2,375	$2,322	$2,255
Percent change in MVE from base	1.3%	2.7%	0%	(2.2)%	(5.1)%
MVE/Book value of equity	100.3%	101.6%	99.0%	96.8%	94.0%
Duration of equity (2)	(2.9)	1.2	2.4	2.6	3.2

(1)	Given the current environment of low interest rates, we have adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The increase in the base case duration of equity compared to December 31, 2015 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our liabilities shortened more than the duration of assets, which lengthened the duration of equity.

Duration Gap. The base case duration gap was 1.2 months at March 31, 2016, compared to 0.7 months at December 31, 2015. The causes of this change are the same as the causes of the change in the duration of equity.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2015 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2016, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2015 Form 10-K.

Item 6. EXHIBITS

EXHIBIT INDEX

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 11, 2016	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 11, 2016	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

May 11, 2016	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer