Form 10-Q
period 2016-06-30
Federal Home Loan Bank of Indianapolis
filed 2016-08-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2016
Class B Stock, par value $100	15,793,168

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

•	ability to access the capital markets and raise capital market funding at acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our consolidated obligations;

•	ability of one or more of the FHLBanks to repay its portion of the consolidated obligations, or otherwise meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to manage our business effectively;

•	nonperformance of counterparties to uncleared and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism;

•	changes in or differing interpretations of accounting guidance; and

•	other risk factors identified in our filings with the SEC.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$431,028	$4,931,602
Interest-bearing deposits	225,224	161
Securities purchased under agreements to resell	2,000,000	—
Federal funds sold	1,350,000	—
Available-for-sale securities (Notes 3 and 5)	6,213,361	4,069,149
Held-to-maturity securities (estimated fair values of $6,339,917 and $6,405,865, respectively) (Notes 4 and 5)	6,251,824	6,345,337
Advances (Note 6)	26,464,572	26,908,908
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(1,125), respectively (Notes 7 and 8)	8,771,556	8,145,790
Accrued interest receivable	97,513	88,377
Premises, software, and equipment, net	37,534	38,501
Derivative assets, net (Note 9)	127,037	49,867
Other assets	31,596	30,412

Total assets	$52,001,245	$50,608,104

Liabilities:
Deposits	$664,045	$556,764
Consolidated obligations (Note 10):
Discount notes	15,920,070	19,251,376
Bonds	32,466,555	27,861,617
Total consolidated obligations, net	48,386,625	47,112,993
Accrued interest payable	88,218	81,836
Affordable Housing Program payable (Note 11)	25,923	31,103
Derivative liabilities, net (Note 9)	129,889	80,614
Mandatorily redeemable capital stock (Note 12)	177,603	14,063
Other liabilities	259,897	344,934
Total liabilities	49,732,200	48,222,307

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 14,004,129 and 15,277,692, respectively	1,400,413	1,527,769
Class B-2 issued and outstanding shares: 343 and 371, respectively	34	37
Total capital stock	1,400,447	1,527,806
Retained earnings:
Unrestricted	713,817	705,449
Restricted	139,561	129,664
Total retained earnings	853,378	835,113
Total accumulated other comprehensive income (Note 13)	15,220	22,878
Total capital	2,269,045	2,385,797

Total liabilities and capital	$52,001,245	$50,608,104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income:
Advances	$51,246	$29,951	$99,756	$57,679
Prepayment fees on advances, net	31	101	199	292
Interest-bearing deposits	234	53	398	107
Securities purchased under agreements to resell	636	352	2,223	467
Federal funds sold	3,313	545	5,510	1,164
Available-for-sale securities	15,922	8,014	29,779	14,826
Held-to-maturity securities	27,513	29,346	53,789	58,747
Mortgage loans held for portfolio	67,759	64,174	137,171	126,400
Other interest income, net	452	(108)	737	45
Total interest income	167,106	132,428	329,562	259,727

Interest Expense:
Consolidated obligation discount notes	15,171	3,457	31,103	6,473
Consolidated obligation bonds	104,318	81,528	200,399	156,919
Deposits	147	23	222	42
Mandatorily redeemable capital stock	1,871	122	2,868	256
Total interest expense	121,507	85,130	234,592	163,690

Net interest income	45,599	47,298	94,970	96,037
Provision for (reversal of) credit losses	(242)	(951)	(217)	(388)

Net interest income after provision for credit losses	45,841	48,249	95,187	96,425

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(93)	(32)	(93)	(32)
Net other-than-temporary impairment losses, credit portion	(93)	(32)	(93)	(32)
Net gains (losses) on derivatives and hedging activities	(2,793)	7,263	(4,890)	5,383
Service fees	380	200	743	388
Standby letters of credit fees	221	188	405	339
Other, net (Note 16)	402	322	750	5,439
Total other income (loss)	(1,883)	7,941	(3,085)	11,517

Other Expenses:
Compensation and benefits	11,093	10,998	21,921	21,698
Other operating expenses	6,025	5,541	11,336	10,633
Federal Housing Finance Agency	660	590	1,449	1,310
Office of Finance	633	787	1,588	1,650
Other	242	388	506	740
Total other expenses	18,653	18,304	36,800	36,031

Income before assessments	25,305	37,886	55,302	71,911

Affordable Housing Program assessments	2,717	3,801	5,817	7,217

Net income	$22,588	$34,085	$49,485	$64,694

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015

Net income	$22,588	$34,085		$49,485	$64,694

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities	(693)	(2,908)		(906)	(1,404)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	93	32		93	32
Net change in fair value not in excess of cumulative non-credit losses	28	(107)		52	(106)
Unrealized gains (losses)	(506)	828		(6,297)	(1,531)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(385)	753		(6,152)	(1,605)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	8	12		16	24
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	8	12		16	24

Pension benefits, net	(858)	(1,075)		(616)	(827)

Total other comprehensive income (loss)	(1,928)	(3,218)	—	(7,658)	(3,812)

Total comprehensive income	$20,660	$30,867		$41,827	$60,882

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2015 and 2016
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			51,755	12,939	64,694	(3,812)	60,882

Proceeds from issuance of capital stock	775	77,593					77,593
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Distributions on mandatorily redeemable capital stock				—	—		—
Cash dividends on capital stock (4.00% annualized)			(32,402)	—	(32,402)		(32,402)

Balance, June 30, 2015	13,882	$1,388,239	$691,512	$118,409	$809,921	$42,848	$2,241,008

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			39,588	9,897	49,485	(7,658)	41,827

Proceeds from issuance of capital stock	515	51,539					51,539
Shares reclassified to mandatorily redeemable capital stock, net	(1,789)	(178,898)					(178,898)

Distributions on mandatorily redeemable capital stock			(1,038)	—	(1,038)		(1,038)
Cash dividends on capital stock (4.25% annualized)			(30,182)	—	(30,182)		(30,182)

Balance, June 30, 2016	14,004	$1,400,447	$713,817	$139,561	$853,378	$15,220	$2,269,045

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$49,485	$64,694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	25,429	27,464
Prepayment fees on advances, net of related swap termination fees	(526)	(1,862)
Changes in net derivative and hedging activities	25,847	24,463
Net other-than-temporary impairment losses, credit portion	93	32
Provision for (reversal of) credit losses	(217)	(388)
Changes in:
Accrued interest receivable	(9,222)	(4,237)
Other assets	430	(139)
Accrued interest payable	6,382	6,428
Other liabilities	12,886	18,687
Total adjustments, net	61,102	70,448

Net cash provided by operating activities	110,587	135,142

Investing Activities:
Net changes in:
Interest-bearing deposits	(464,022)	36,505
Securities purchased under agreements to resell	(2,000,000)	(200,000)
Federal funds sold	(1,350,000)	(1,895,000)
Available-for-sale securities:
Proceeds from maturities	230,099	38,055
Purchases	(2,242,700)	(79,866)
Held-to-maturity securities:
Proceeds from maturities	636,471	810,146
Purchases	(699,192)	(316,868)
Advances:
Principal repayments	68,037,610	38,155,389
Disbursements to members	(67,480,894)	(41,710,652)
Mortgage loans held for portfolio:
Principal collections	685,139	714,805
Purchases from members	(1,305,002)	(1,827,183)
Purchases of premises, software, and equipment	(1,896)	(2,190)

Net cash used in investing activities	(5,954,387)	(6,276,859)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Financing Activities:
Changes in deposits	106,621	79,680
Net payments on derivative contracts with financing elements	(16,540)	(29,874)
Net proceeds from issuance of consolidated obligations:
Discount notes	153,113,474	33,034,814
Bonds	17,767,472	12,243,592
Payments for matured and retired consolidated obligations:
Discount notes	(156,449,992)	(33,801,641)
Bonds	(13,182,770)	(8,104,300)
Proceeds from issuance of capital stock	51,539	77,593
Payments for redemption/repurchase of mandatorily redeemable capital stock	(16,396)	(1,332)
Payments for redemption/repurchase of capital stock	—	(240,335)
Dividend payments on capital stock	(30,182)	(32,402)

Net cash provided by financing activities	1,343,226	3,225,795

Net increase (decrease) in cash and due from banks	(4,500,574)	(2,915,922)

Cash and due from banks at beginning of period	4,931,602	3,550,939

Cash and due from banks at end of period	$431,028	$635,017

Supplemental Disclosures:
Interest payments	$188,309	$149,504
Purchases of securities, traded but not yet settled	56,556	—
Affordable Housing Program payments	10,997	8,996
Capitalized interest on certain held-to-maturity securities	655	836
Par value of shares reclassified to mandatorily redeemable capital stock, net	178,898	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle

We use certain acronyms and terms throughout these notes to financial statements, which are defined in the Glossary of Terms. Unless the context otherwise requires, the terms "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2015 Form 10-K.

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full calendar year or any other interim period.

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K. There have been no significant changes to these policies through June 30, 2016, with the exception of the change in accounting principle described below.

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

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted retrospectively. As a result, unamortized concessions on consolidated obligations that were included in other assets at December 31, 2015 were reclassified as a reduction to the corresponding consolidated obligations. The reclassification resulted in a reduction in consolidated obligation discount notes of $920 and consolidated obligation bonds of $11,113 at December 31, 2015. Accordingly, total assets and total liabilities were each reduced at December 31, 2015 by $12,033. The adoption of this guidance did not have any effect on our results of operations or cash flows.

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

This guidance became effective for the interim and annual periods beginning on January 1, 2016 and its prospective adoption did not have a material effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance.

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost basis to be presented at the net amount expected to be collected over the contractual term of the financial asset. The guidance also requires, among other provisions, the following:

•
The statement of income reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period.

•
Entities determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price.

•
Entities record credit losses relating to AFS debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

•	Public entities further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

This guidance is effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, we are required to use a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination upon adoption and for debt securities for which OTTI had been recognized before the effective date. We are in the process of evaluating this guidance. Therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

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

This guidance becomes effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. We are in the process of evaluating this guidance. Therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

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

The guidance is effective for interim and annual periods beginning on January 1, 2018. Early adoption is permitted only as of the interim and annual reporting periods beginning after January 1, 2017. We are in the process of evaluating this guidance, but its effect on our financial condition, results of operations, and cash flows is not expected to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2016	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$5,355,125	$—	$8,595	$(8,073)	$5,355,647
GSE MBS	570,902	—	2,067	(3,398)	569,571
Private-label RMBS	264,066	(159)	24,236	—	288,143
Total AFS securities	$6,190,093	$(159)	$34,898	$(11,471)	$6,213,361

December 31, 2015
GSE and TVA debentures	$3,478,617	$—	$5,467	$(3,542)	$3,480,542
GSE MBS	271,249	—	477	(2,305)	269,421
Private-label RMBS	288,957	(304)	30,533	—	319,186
Total AFS securities	$4,038,823	$(304)	$36,477	$(5,847)	$4,069,149

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$1,200,155	$(6,355)	$211,468	$(1,718)	$1,411,623	$(8,073)
GSE MBS	338,959	(3,398)	—	—	338,959	(3,398)
Private-label RMBS	—	—	3,690	(159)	3,690	(159)
Total impaired AFS securities	$1,539,114	$(9,753)	$215,158	$(1,877)	$1,754,272	$(11,630)

December 31, 2015
GSE and TVA debentures	$578,809	$(2,774)	$107,349	$(768)	$686,158	$(3,542)
GSE MBS	183,508	(2,305)	—	—	183,508	(2,305)
Private-label RMBS	—	—	4,179	(304)	4,179	(304)
Total impaired AFS securities	$762,317	$(5,079)	$111,528	$(1,072)	$873,845	$(6,151)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$1,299,029	$1,300,712	$820,210	$821,413
Due after 1 year through 5 years	2,126,038	2,128,443	1,921,544	1,924,567
Due after 5 years through 10 years	1,712,174	1,710,501	637,007	635,356
Due after 10 years	217,884	215,991	99,856	99,206
Total non-MBS	5,355,125	5,355,647	3,478,617	3,480,542
Total MBS	834,968	857,714	560,206	588,607
Total AFS securities	$6,190,093	$6,213,361	$4,038,823	$4,069,149

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. There were no sales of AFS securities during the three or six months ended June 30, 2016 or 2015. As of June 30, 2016, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
June 30, 2016	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,842,545	$—	$2,842,545	$10,927	$(13,092)	$2,840,380
GSE MBS	3,341,364	—	3,341,364	93,157	(1,222)	3,433,299
Private-label RMBS	58,121	—	58,121	36	(625)	57,532
Private-label ABS	9,910	(116)	9,794	31	(1,119)	8,706
Total MBS and ABS	6,251,940	(116)	6,251,824	104,151	(16,058)	6,339,917

Total HTM securities	$6,251,940	$(116)	$6,251,824	$104,151	$(16,058)	$6,339,917

December 31, 2015
GSE debentures	$100,000	$—	$100,000	$2	$—	$100,002
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,894,867	—	2,894,867	13,113	(12,148)	2,895,832
GSE MBS	3,267,647	—	3,267,647	63,687	(2,333)	3,329,001
Private-label RMBS	72,107	—	72,107	116	(939)	71,284
Private-label ABS	10,848	(132)	10,716	61	(1,031)	9,746
Total MBS and ABS	6,245,469	(132)	6,245,337	76,977	(16,451)	6,305,863

Total HTM securities	$6,345,469	$(132)	$6,345,337	$76,979	$(16,451)	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,200,363	$(6,599)	$597,739	$(6,493)	$1,798,102	$(13,092)
GSE MBS	485,128	(562)	265,028	(660)	750,156	(1,222)
Private-label RMBS	25,833	(163)	19,530	(462)	45,363	(625)
Private-label ABS	—	—	8,706	(1,204)	8,706	(1,204)
Total MBS and ABS	1,711,324	(7,324)	891,003	(8,819)	2,602,327	(16,143)
Total impaired HTM securities	$1,711,324	$(7,324)	$891,003	$(8,819)	$2,602,327	$(16,143)

December 31, 2015
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,271,907	$(6,147)	$603,045	$(6,001)	$1,874,952	$(12,148)
GSE MBS	566,277	(1,744)	224,436	(589)	790,713	(2,333)
Private-label RMBS	16,206	(102)	24,958	(837)	41,164	(939)
Private-label ABS	—	—	9,746	(1,102)	9,746	(1,102)
Total MBS and ABS	1,854,390	(7,993)	862,185	(8,529)	2,716,575	(16,522)
Total impaired HTM securities	$1,854,390	$(7,993)	$862,185	$(8,529)	$2,716,575	$(16,522)

(1)
For private-label ABS, total unrealized losses do not agree to total gross unrecognized holding losses at June 30, 2016 and December 31, 2015 of $1,119 and $1,031, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $116 and $132, respectively, and gross unrecognized holding gains on previously OTTI securities of $31 and $61, respectively.

Contractual Maturity. The amortized cost, carrying value and estimated fair value of non-MBS HTM securities by contractual maturity are presented below. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2016			December 31, 2015
	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Contractual Maturity	Cost (1)	Value (2)	Fair Value	Cost (1)	Value (2)	Fair Value
Non-MBS due in 1 year or less	$—	$—	$—	$100,000	$100,000	$100,002
Total MBS and ABS	6,251,940	6,251,824	6,339,917	6,245,469	6,245,337	6,305,863
Total HTM securities	$6,251,940	$6,251,824	$6,339,917	$6,345,469	$6,345,337	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

(2)	Represents amortized cost after adjustment for non-credit OTTI recognized in AOCI.

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

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 2% to an increase of 10% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 2% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the three months ended June 30, 2016 on the one security for which an OTTI was determined to have occurred, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended June 30, 2016
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Prime - 2006	10%	18%	38%	0%

Results of OTTI Evaluation Process. As a result of our analysis, on one security initially impaired prior to January 1, 2014, OTTI credit losses of $93 were recognized for the three and six months ended June 30, 2016 and OTTI credit losses of $32 were recognized for the three and six months ended June 30, 2015. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of June 30, 2016 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0% to 7.53%.

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$3	2.70	$89	2.58
Due in 1 year or less	10,198,739	0.75	11,969,004	0.63
Due after 1 year through 2 years	3,194,608	1.73	2,678,669	1.50
Due after 2 years through 3 years	1,996,295	1.91	2,511,090	1.83
Due after 3 years through 4 years	2,829,552	1.61	1,705,052	2.44
Due after 4 years through 5 years	1,841,661	1.57	2,638,688	1.22
Thereafter	6,189,894	1.32	5,304,876	1.30
Total advances, par value	26,250,752	1.24	26,807,468	1.13
Fair-value hedging adjustments	187,054		69,829
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	26,766		31,611
Total advances	$26,464,572		$26,908,908

Prepayments. At June 30, 2016 and December 31, 2015, we had $7.1 billion and $6.5 billion, respectively, of advances that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

At June 30, 2016 and December 31, 2015, we had putable advances outstanding totaling $624,500 and $434,500, respectively.

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Overdrawn demand and overnight deposit accounts	$3	$89	$3	$89
Due in 1 year or less	16,590,279	17,669,284	10,415,239	12,224,004
Due after 1 year through 2 years	3,085,708	2,540,919	3,154,608	2,601,169
Due after 2 years through 3 years	1,776,795	2,309,925	1,996,295	2,491,090
Due after 3 years through 4 years	1,994,552	1,635,052	2,731,552	1,700,052
Due after 4 years through 5 years	1,426,161	1,553,688	2,153,661	2,635,688
Thereafter	1,377,254	1,098,511	5,799,394	5,155,376
Total advances, par value	$26,250,752	$26,807,468	$26,250,752	$26,807,468

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. As a result, all of their outstanding advances as of June 30, 2016 totaling $329,665 are due in one year or less.

Credit Risk Exposure and Security Terms. At June 30, 2016 and December 31, 2015, we had a total of $14.2 billion and $14.8 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 54% and 55%, respectively, of total advances at par outstanding on those dates, were made to eight borrowers. At June 30, 2016 and December 31, 2015, we held $24.6 billion and $25.7 billion, respectively, of UPB of collateral to secure the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

Term	June 30, 2016	December 31, 2015
Fixed-rate long-term mortgages	$7,427,507	$6,811,266
Fixed-rate medium-term (1) mortgages	1,152,332	1,170,789
Total mortgage loans held for portfolio, UPB	8,579,839	7,982,055
Unamortized premiums	187,769	162,875
Unamortized discounts	(1,661)	(1,832)
Fair-value hedging adjustments	6,459	3,817
Allowance for loan losses	(850)	(1,125)
Total mortgage loans held for portfolio, net	$8,771,556	$8,145,790

(1)	Defined as a term of 15 years or less at origination.

Type	June 30, 2016	December 31, 2015
Conventional	$8,025,594	$7,371,032
Government -guaranteed or -insured	554,245	611,023
Total mortgage loans held for portfolio, UPB	$8,579,839	$7,982,055

Product	June 30, 2016	December 31, 2015
MPP	$8,173,581	$7,543,183
MPF	406,258	438,872
Total mortgage loans held for portfolio, UPB	$8,579,839	$7,982,055

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At June 30, 2016 and December 31, 2015, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At June 30, 2016 and December 31, 2015, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the six months ended June 30, 2016 or 2015.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we have not recorded any allowance for credit losses on credit products, and no liability was recorded to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information about off-balance sheet credit exposure, see Note 16 - Commitments and Contingencies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mortgage Loans.

MPP Credit Enhancements. The following table presents the activity in the LRA.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2016	2015	2016	2015
Balance of LRA, beginning of period	$96,663	$72,178	$91,552	$61,949
Additions	10,011	10,959	15,418	21,508
Claims paid	(276)	(361)	(485)	(547)
Distributions to PFIs	(833)	(152)	(920)	(286)
Balance of LRA, end of period	$105,565	$82,624	$105,565	$82,624

The following table presents the estimated impact of credit enhancements on the allowance.

MPP Credit Waterfall	June 30, 2016	December 31, 2015
Estimated incurred losses remaining after borrower's equity, before credit enhancements	$8,839	$6,132
Portion of estimated losses recoverable from PMI	(1,687)	(1,477)
Portion of estimated losses recoverable from LRA (1)	(2,138)	(550)
Portion of estimated losses recoverable from SMI	(4,364)	(3,245)
Allowance for unrecoverable PMI/SMI	100	140
Allowance for MPP loan losses	$750	$1,000

(1)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

MPF Credit Enhancements. CE fees paid to PFIs totaled $78 and $159 for the three and six months ended June 30, 2016, respectively, compared with $90 and $184 for the three and six months ended June 30, 2015, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

Any losses that occur in a pool will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of June 30, 2016 and December 31, 2015, our exposure under the FLA was $3,500 and $3,482, respectively. The PFIs’ CE obligations available to cover losses in excess of the FLA totaled $26,862 as of both June 30, 2016 and December 31, 2015. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. The resulting allowance for MPF loan losses at June 30, 2016 and December 31, 2015 was $100 and $125, respectively.

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Delinquency Status as of June 30, 2016	Conventional	Government	Total
Past due:
30-59 days	$38,692	$15,130	$53,822
60-89 days	12,322	2,486	14,808
90 days or more	31,198	2,260	33,458
Total past due	82,212	19,876	102,088
Total current	8,162,135	543,847	8,705,982
Total mortgage loans, recorded investment	$8,244,347	$563,723	$8,808,070

Other Delinquency Statistics as of June 30, 2016
In process of foreclosure (1)	$20,630	$—	$20,630
Serious delinquency rate (2)	0.38%	0.40%	0.38%
Past due 90 days or more still accruing interest (3)	$24,520	$2,260	$26,780
On non-accrual status	8,271	—	8,271

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Delinquency Status as of December 31, 2015	Conventional	Government	Total
Past due:
30-59 days	$41,704	$21,402	$63,106
60-89 days	11,609	5,099	16,708
90 days or more	37,938	3,123	41,061
Total past due	91,251	29,624	120,875
Total current	7,467,866	592,118	8,059,984
Total mortgage loans, recorded investment	$7,559,117	$621,742	$8,180,859

Other Delinquency Statistics as of December 31, 2015
In process of foreclosure (1)	$23,602	$—	$23,602
Serious delinquency rate (2)	0.50%	0.50%	0.50%
Past due 90 days or more still accruing interest (3)	$30,764	$3,123	$33,887
On non-accrual status	8,374	—	8,374

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K.

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

(3)
Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be on non-accrual status. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K.

Allowance for Loan Losses on Mortgage Loans. The table below presents a rollforward of our allowance for loan losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance for Loan Losses	2016	2015	2016	2015
Balance, beginning of period	$850	$2,250	$1,125	$2,500
Charge-offs, net of recoveries	242	51	(58)	(762)
Provision for (reversal of) loan losses	(242)	(951)	(217)	(388)
Balance, end of period	$850	$1,350	$850	$1,350

The tables below present our allowance for loan losses by impairment methodology and the recorded investment in mortgage loans by impairment methodology.

Allowance for Loan Losses by Impairment Methodology	June 30, 2016	December 31, 2015
Loans collectively evaluated for impairment	$745	$1,011
Loans individually evaluated for impairment (1)	105	114
Total allowance for loan losses	$850	$1,125

Recorded Investment by Impairment Methodology
Loans collectively evaluated for impairment	$8,226,900	$7,541,817
Loans individually evaluated for impairment (1)	17,447	17,300
Total recorded investment	$8,244,347	$7,559,117

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of June 30, 2016 and December 31, 2015 of $4,172 and $4,639, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of June 30, 2016 and December 31, 2015 includes $46 and $68, respectively, for these potential claims.

Individually Evaluated Impaired Loans. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	June 30, 2016			December 31, 2015
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$16,191	$16,209	$—	$16,426	$16,389	$—
MPP conventional loans with allowance for loan losses	1,256	1,253	59	874	863	46
Total	$17,447	$17,462	$59	$17,300	$17,252	$46

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	June 30, 2016		June 30, 2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,474	$175	$18,446	$232
MPP conventional loans with allowance for loan losses	1,268	17	1,133	15
Total	$17,742	$192	$19,579	$247

	Six Months Ended		Six Months Ended
	June 30, 2016		June 30, 2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,330	$387	$18,543	$455
MPP conventional loans with allowance for loan losses	1,272	28	1,139	79
Total	$17,602	$415	$19,682	$534

The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	June 30, 2016			December 31, 2015
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$15,504	$1,943	$17,447	$14,997	$2,303	$17,300
MPF conventional loans	158	—	158	160	—	160

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2016	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$25,236,117	$24,153	$411,051
Total derivatives designated as hedging instruments	25,236,117	24,153	411,051
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,008,831	632	1,070
Interest-rate caps/floors	340,500	13	—
Interest-rate forwards	254,900	—	2,053
MDCs	253,982	1,415	—
Total derivatives not designated as hedging instruments	1,858,213	2,060	3,123
Total derivatives before adjustments	$27,094,330	26,213	414,174
Netting adjustments (1)		(203,295)	(203,295)
Cash collateral and related accrued interest(1)		304,119	(80,990)
Total derivatives, net		$127,037	$129,889

December 31, 2015
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,602,221	$32,179	$208,811
Total derivatives designated as hedging instruments	24,602,221	32,179	208,811
Derivatives not designated as hedging instruments:
Interest-rate swaps	252,417	421	77
Interest-rate caps/floors	340,500	62	1
Interest-rate forwards	106,300	51	82
MDCs	106,958	102	82
Total derivatives not designated as hedging instruments	806,175	636	242
Total derivatives before adjustments	$25,408,396	32,815	209,053
Netting adjustments (1)		(51,807)	(51,807)
Cash collateral and related accrued interest(1)		68,859	(76,632)
Total derivatives, net		$49,867	$80,614

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2016 and December 31, 2015 was $385,259 and $146,301, respectively. Cash collateral received from counterparties at June 30, 2016 and December 31, 2015 was $150 and $810, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	June 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$6,172	$214,998	$20,122	$174,280
Cleared	18,626	197,123	12,540	34,609
Total gross recognized amount	24,798	412,121	32,662	208,889
Gross amounts of netting adjustments and cash collateral
Uncleared	(6,172)	(87,162)	(17,858)	(93,830)
Cleared	106,996	(197,123)	34,910	(34,609)
Total gross amounts of netting adjustments and cash collateral	100,824	(284,285)	17,052	(128,439)
Net amounts after netting adjustments and cash collateral
Uncleared	—	127,836	2,264	80,450
Cleared	125,622	—	47,450	—
Total net amounts after netting adjustments and cash collateral	125,622	127,836	49,714	80,450
Derivative instruments not meeting netting requirements (1)	1,415	2,053	153	164
Total derivatives, at estimated fair value	$127,037	$129,889	$49,867	$80,614

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2016	2015	2016	2015
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(2,134)	$6,332	$(2,577)	$6,441
Total net gain (loss) related to fair-value hedge ineffectiveness	(2,134)	6,332	(2,577)	6,441
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(198)	1,660	(1,413)	865
Interest-rate caps/floors	(16)	(45)	(47)	(151)
Interest-rate forwards	(2,863)	1,973	(5,337)	(1,348)
Net interest settlements	(12)	201	(124)	492
MDCs	2,430	(2,858)	4,608	(916)
Total net gain (loss) on derivatives not designated as hedging instruments	(659)	931	(2,313)	(1,058)
Net gains (losses) on derivatives and hedging activities	$(2,793)	$7,263	$(4,890)	$5,383

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2016	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(26,669)	$25,772	$(897)	$(25,941)
AFS securities	(51,639)	47,568	(4,071)	(25,700)
CO bonds	8,451	(5,617)	2,834	4,640
Total	$(69,857)	$67,723	$(2,134)	$(47,001)

Three Months Ended June 30, 2015
Advances	$47,732	$(44,213)	$3,519	$(39,242)
AFS securities	31,739	(32,147)	(408)	(24,303)
CO bonds	(4,823)	8,044	3,221	14,645
Total	$74,648	$(68,316)	$6,332	$(48,900)

Six Months Ended June 30, 2016
Advances	$(119,715)	$119,978	$263	$(53,904)
AFS securities	(111,255)	107,262	(3,993)	(52,091)
CO Bonds	20,796	(19,643)	1,153	10,267
Total	$(210,174)	$207,597	$(2,577)	$(95,728)

Six Months Ended June 30, 2015
Advances	$10,780	$(8,508)	$2,272	$(78,669)
AFS securities	20,841	(21,828)	(987)	(48,732)
CO Bonds	10,237	(5,081)	5,156	31,241
Total	$41,858	$(35,417)	$6,441	$(96,160)

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

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2016 was $208,826, for which we have posted collateral, including accrued interest, with an estimated fair value of $80,990 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $2,053 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $9,250 of collateral (at estimated fair value) to our uncleared derivative counterparties at June 30, 2016.

For cleared derivatives, the clearinghouse determines initial margin requirements, and credit ratings are not generally factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required by our clearing agents to post additional initial margin at June 30, 2016.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

We are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf); we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations totaled $963.8 billion and $905.2 billion at June 30, 2016 and December 31, 2015, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2016	December 31, 2015
Book value (1)	$15,920,070	$19,251,376
Par value	15,937,009	19,267,423

Weighted average effective interest rate	0.41%	0.31%

(1)	Amounts include impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$17,241,635	0.62	$14,492,585	0.48
Due after 1 year through 2 years	5,348,410	1.12	3,909,310	1.16
Due after 2 years through 3 years	1,634,950	2.01	1,468,570	1.56
Due after 3 years through 4 years	1,638,125	2.79	1,034,375	2.56
Due after 4 years through 5 years	1,240,730	2.66	1,683,800	3.18
Thereafter	5,348,500	3.08	5,278,000	3.21
Total CO bonds, par value	32,452,350	1.37	27,866,640	1.39
Unamortized premiums	26,976		27,253
Unamortized discounts	(12,438)		(13,185)
Unamortized concessions (1)	(12,180)		(11,113)
Fair-value hedging adjustments	11,847		(7,978)
Total CO bonds	$32,466,555		$27,861,617

(1)	Amounts include impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	June 30, 2016	December 31, 2015
Non-callable / non-putable	$25,987,350	$21,550,640
Callable	6,465,000	6,316,000
Total CO bonds, par value	$32,452,350	$27,866,640

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$23,560,635	$20,690,585
Due after 1 year through 2 years	4,497,410	3,209,310
Due after 2 years through 3 years	1,431,950	919,570
Due after 3 years through 4 years	1,196,125	697,375
Due after 4 years through 5 years	652,730	1,219,800
Thereafter	1,113,500	1,130,000
Total CO bonds, par value	$32,452,350	$27,866,640

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2016	2015	2016	2015
Balance at beginning of period	$28,235	$35,759	$31,103	$36,899
Assessment (expense)	2,717	3,801	5,817	7,217
Subsidy usage, net (1)	(5,029)	(4,440)	(10,997)	(8,996)
Balance at end of period	$25,923	$35,120	$25,923	$35,120

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

Mandatorily Redeemable Capital Stock. Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed. As a result, we reclassified their total outstanding Class B stock of $25,585 to MRCS effective with the Final Membership Rule.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period. As a result, we reclassified their total outstanding Class B stock of $153,313 to MRCS effective with the Final Membership Rule.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present the activity, contractual year of redemption and distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2016	2015	2016	2015
Liability at beginning of period	$192,548	$15,553	$14,063	$15,673
Reclassification from capital stock	—	—	178,898	—
Redemptions/repurchases	(14,945)	(1,212)	(16,396)	(1,332)
Accrued distributions	—	—	1,038	—
Liability at end of period	$177,603	$14,341	$177,603	$14,341

MRCS Contractual Year of Redemption	June 30, 2016	December 31, 2015
Year 1 (1)	$20,348	$8,996
Year 2	5,054	—
Year 3	—	5,054
Year 4	13	13
Year 5	—	—
Thereafter (2)	152,188	—
Total MRCS	$177,603	$14,063

(1)
Balances at June 30, 2016 and December 31, 2015 include $2,276 and $2,479, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)	Represents the five-year redemption period for outstanding Class B stock held by the captive insurance companies following their termination of membership by February 19, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2016	2015	2016	2015
Recorded as interest expense	$1,871	$122	$2,868	$256
Recorded as distributions from retained earnings	—	—	1,038	—
Total	$1,871	$122	$3,906	$256

Capital Requirements. We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2015 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2016 and December 31, 2015. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2016		December 31, 2015
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$526,762	$2,431,428	$505,364	$2,376,982

Regulatory permanent capital-to-asset ratio	4.00%	4.68%	4.00%	4.70%
Regulatory permanent capital	$2,080,050	$2,431,428	$2,024,805	$2,376,982

Leverage ratio	5.00%	7.01%	5.00%	7.04%
Leverage capital	$2,600,062	$3,647,142	$2,531,007	$3,565,473

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three and six months ended June 30, 2015 and 2016.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, March 31, 2015	$17,582	$35,814	$(163)	$(7,167)	$46,066
OCI before reclassifications:
Net change in unrealized gains (losses)	(2,908)	828	—	—	(2,080)
Net change in fair value	—	(107)	—	—	(107)
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	32	—	—	32
Pension benefits, net	—	—	—	(1,075)	(1,075)
Total other comprehensive income (loss)	(2,908)	753	12	(1,075)	(3,218)

Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848

Balance, March 31, 2016	$(116)	$24,462	$(124)	$(7,074)	$17,148
OCI before reclassifications:
Net change in unrealized gains (losses)	(693)	(506)	—	—	(1,199)
Net change in fair value	—	28	—	—	28
Accretion of non-credit losses	—	—	8	—	8
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	93	—	—	93
Pension benefits, net	—	—	—	(858)	(858)
Total other comprehensive income (loss)	(693)	(385)	8	(858)	(1,928)

Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	(1,404)	(1,531)	—	—	(2,935)
Net change in fair value	—	(106)	—	—	(106)
Accretion of non-credit loss	—	—	24	—	24
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	32	—	—	32
Pension benefits, net	—	—	—	(827)	(827)
Total other comprehensive income (loss)	(1,404)	(1,605)	24	(827)	(3,812)

Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878
OCI before reclassifications:
Net change in unrealized gains (losses)	(906)	(6,297)	—	—	(7,203)
Net change in fair value	—	52	—	—	52
Accretion of non-credit loss	—	—	16	—	16
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	93	—	—	93
Pension benefits, net	—	—	—	(616)	(616)
Total other comprehensive income (loss)	(906)	(6,152)	16	(616)	(7,658)

Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$32,418	$13,181	$45,599	$31,746	$15,552	$47,298
Provision for (reversal of) credit losses	—	(242)	(242)	—	(951)	(951)
Other income (loss)	(1,518)	(365)	(1,883)	8,800	(859)	7,941
Other expenses	15,816	2,837	18,653	15,575	2,729	18,304
Income before assessments	15,084	10,221	25,305	24,971	12,915	37,886
Affordable Housing Program assessments	1,695	1,022	2,717	2,510	1,291	3,801
Net income	$13,389	$9,199	$22,588	$22,461	$11,624	$34,085

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$65,490	$29,480	$94,970	$62,667	$33,370	$96,037
Provision for (reversal of) credit losses	—	(217)	(217)	—	(388)	(388)
Other income (loss)	(2,460)	(625)	(3,085)	13,673	(2,156)	11,517
Other expenses	31,226	5,574	36,800	30,672	5,359	36,031
Income before assessments	31,804	23,498	55,302	45,668	26,243	71,911
Affordable Housing Program assessments	3,467	2,350	5,817	4,593	2,624	7,217
Net income	$28,337	$21,148	$49,485	$41,075	$23,619	$64,694

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2016	$43,229,689	$8,771,556	$52,001,245
December 31, 2015	42,462,314	8,145,790	50,608,104

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

	June 30, 2016
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$431,028	$431,028	$431,028	$—	$—	$—
Interest-bearing deposits	225,224	225,224	225,008	216	—	—
Securities purchased under agreements to resell	2,000,000	2,000,000	—	2,000,000	—	—
Federal funds sold	1,350,000	1,350,000	—	1,350,000	—	—
AFS securities	6,213,361	6,213,361	—	5,925,218	288,143	—
HTM securities	6,251,824	6,339,917	—	6,273,679	66,238	—
Advances	26,464,572	26,428,672	—	26,428,672	—	—
Mortgage loans held for portfolio, net	8,771,556	9,124,516	—	9,098,456	26,060	—
Accrued interest receivable	97,513	97,513	—	97,513	—	—
Derivative assets, net	127,037	127,037	—	26,213	—	100,824
Grantor trust assets (included in other assets)	16,415	16,415	16,415	—	—	—

Liabilities:
Deposits	664,045	664,045	—	664,045	—	—
Consolidated Obligations:
Discount notes	15,920,070	15,937,009	—	15,937,009	—	—
Bonds	32,466,555	32,998,548	—	32,998,548	—	—
Accrued interest payable	88,218	88,218	—	88,218	—	—
Derivative liabilities, net	129,889	129,889	—	414,174	—	(284,285)
MRCS	177,603	177,603	177,603	—	—	—

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

					Netting
June 30, 2016	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$5,355,647	$—	$5,355,647	$—	$—
GSE MBS	569,571	—	569,571	—	—
Private-label RMBS	288,143	—	—	288,143	—
Total AFS securities	6,213,361	—	5,925,218	288,143	—
Derivative assets:
Interest-rate related	125,622	—	24,798	—	100,824
Interest-rate forwards	—	—	—	—	—
MDCs	1,415	—	1,415	—	—
Total derivative assets, net	127,037	—	26,213	—	100,824
Grantor trust assets (included in other assets)	16,415	16,415	—	—	—
Total assets at recurring estimated fair value	$6,356,813	$16,415	$5,951,431	$288,143	$100,824

Derivative liabilities:
Interest-rate related	$127,836	$—	$412,121	$—	$(284,285)
Interest-rate forwards	2,053	—	2,053	—	—
MDCs	—	—	—	—	—
Total derivative liabilities, net	129,889	—	414,174	—	(284,285)
Total liabilities at recurring estimated fair value	$129,889	$—	$414,174	$—	$(284,285)

Mortgage loans held for portfolio (2)	$4,496	$—	$—	$4,496	$—
Total assets at non-recurring estimated fair value	$4,496	$—	$—	$4,496	$—

December 31, 2015
AFS securities:
GSE and TVA debentures	$3,480,542	$—	$3,480,542	$—	$—
GSE MBS	269,421	—	269,421	—	—
Private-label RMBS	319,186	—	—	319,186	—
Total AFS securities	4,069,149	—	3,749,963	319,186	—
Derivative assets:
Interest-rate related	49,714	—	32,662	—	17,052
Interest-rate forwards	51	—	51	—	—
MDCs	102	—	102	—	—
Total derivative assets, net	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	—	—	—
Total assets at recurring estimated fair value	$4,134,426	$15,410	$3,782,778	$319,186	$17,052

Derivative liabilities:
Interest-rate related	$80,450	$—	$208,889	$—	$(128,439)
Interest-rate forwards	82	—	82	—	—
MDCs	82	—	82	—	—
Total derivative liabilities, net	80,614	—	209,053	—	(128,439)
Total liabilities at recurring estimated fair value	$80,614	$—	$209,053	$—	$(128,439)

Mortgage loans held for portfolio (3)	$4,449	$—	$—	$4,449	$—
Total assets at non-recurring estimated fair value	$4,449	$—	$—	$4,449	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2)	Amounts are as of the date the fair value adjustment was recorded during the six months ended June 30, 2016.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward - AFS private-label RMBS	2016	2015	2016	2015
Balance, beginning of period	$300,758	$380,835	$319,186	$401,050
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	2,164	2,242	5,300	3,361
Net gains (losses) on changes in fair value in other income (loss)	(93)	(32)	(93)	(32)
Non-credit portion in OCI
Net change in fair value not in excess of cumulative non-credit losses in OCI	28	(107)	52	(106)
Unrealized gains (losses) in OCI	(506)	828	(6,297)	(1,531)
Reclassification of non-credit portion in OCI to other income (loss)	93	32	93	32
Purchases, issuances, sales and settlements:
Settlements	(14,301)	(19,079)	(30,098)	(38,055)
Balance, end of period	$288,143	$364,719	$288,143	$364,719

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$2,071	$2,210	$4,347	$3,329

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2016
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$69,671	$195,659	$265,330
Unused lines of credit (1)	1,022,270	—	1,022,270
Commitments to fund additional advances (2)	47,500	—	47,500
Commitments to fund or purchase mortgage loans (3)	253,982	—	253,982
Unsettled CO bonds, at par (4)	996,930	—	996,930
Unsettled Discount Notes, at par	18,415	—	18,415

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

(4)	Includes $502,930 hedged with associated interest-rate swaps.

Pledged Collateral. At June 30, 2016 and December 31, 2015, we had pledged cash collateral, at par, of $385,239 and $146,280, respectively, to counterparties and clearing agents. At June 30, 2016 and December 31, 2015, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. These payments, net of legal fees and litigation expenses, totaled $60 for the three and six months ended June 30, 2016 compared to $0 and $4,732 for the three and six months ended June 30, 2015, respectively, and were recorded in other income. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Flagstar Bank, FSB	Par value	% of Total	Par value	% of Total	UPB	% of Total
June 30, 2016	$171,535	11%	$2,643,700	10%	$289,869	3%
December 31, 2015	169,881	11%	3,541,000	13%	337,498	4%

(1)	Represents UPB of mortgage loans purchased from related party.

We received proceeds from issuances of capital stock to Flagstar Bank, FSB of $0 and $1,654 during the three and six months ended June 30, 2016, respectively, as compared to payments to that member for repurchases of capital stock of $42,275 during the three and six months ended June 30, 2015. We had net advances to (repayments from) Flagstar Bank, FSB of $(231,300) and $(897,300) during the three and six months ended June 30, 2016, respectively, as compared to $573,000 and $1,684,000 during the three and six months ended June 30, 2015, respectively. We did not acquire any mortgage loans from related parties during the three or six months ended June 30, 2016 or 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. The following table presents the aggregate outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
June 30, 2016	$45,844	3%	$714,292	3%	$216,282	3%
December 31, 2015	34,457	2%	374,122	1%	208,137	3%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The par values at June 30, 2016 include $13,045 and $210,107 of outstanding capital stock and advances, respectively, to a member that became a director's financial institution through a merger during the six months ended June 30, 2016. Those par values also include $3,285 and $73,000 of outstanding capital stock and advances, respectively, to a member that became a director's financial institution through the director's election to our board of directors effective January 1, 2016. Additionally, the par values at June 30, 2016 include $1,395 and $17,700 of outstanding capital stock and advances, respectively, to a member that became a director's financial institution through a change in a director's affiliation.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions with Directors' Financial Institutions	2016	2015	2016	2015
Net advances (repayments)	$112,390	$(2,258)	$163,961	$(2,620)
Mortgage loans purchased	14,789	13,734	20,417	21,124

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

Economic Environment. The Bank's financial performance is influenced by the level and volatility of market interest rates, national and regional economic conditions, and the strength of housing markets.

In July 2016, the FOMC maintained the federal funds target range at 0.25% to 0.50%, noting an improvement in economic activity. Favorable signs include strong job gains in June and growth of household spending. However, soft business fixed investment partially offset the favorable factors. The FOMC noted that the inflation rate remains below the 2 percent objective. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on U.S. Treasuries declined during the second quarter of 2016, with the 10-year yield decreasing approximately 33 bps to 1.5% at June 30, 2016.

U.S. GDP increased at an annual rate of 1.2% for the second quarter of 2016 based on the "advance" estimate by the Bureau of Economic Analysis. Consumer spending drove the increase during the period.

The U.S. Bureau of Labor Statistics reported continued job growth nationally during the second quarter of 2016. The unemployment rate of 4.9% in June, 2016 continued a pattern of little change in the rate since August, 2015. Indiana and Michigan’s preliminary unemployment rates for June, 2016 were 4.8% and 4.6%, respectively. The June rate for each state was lower than their rates reported for May, 2016.

Indiana University’s Center for Econometric Model Research projects an average annual income growth rate for Indiana of 4.5% through 2019, outpacing its projected 4.2% national growth rate for the same period. The unemployment rate is projected to remain fairly stable through 2018. The University of Michigan Research Seminar in Quantitative Economics anticipates Michigan’s job growth rate dipping to 1.7% for the second quarter of 2016, and projects a more modest pace of 1.1% to 1.2% through the rest of 2016 and 2017. The report cites professional and business services, construction, hospitality, and transportation as among the drivers for continued growth in Michigan.

In early July 2016, the national average for 30-year fixed-rate mortgages fell to its lowest level since 2013. Freddie Mac’s July 12, 2016 Economic and Housing Research Outlook projects continued improvement in the overall housing finance market, particularly, refinancing activity driven by declining mortgage rates.

Impact on Operating Results. Market interest rates and trends affect our funding costs and yields on earning assets, including advances, purchased mortgage loans, and our investment portfolio. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios.

Lending and investing activity by our member financial institutions is a key driver for our balance sheet and income growth. Local economic factors, particularly relating to the housing market, influence demand for advances and MPP sales activity by our member financial institutions in Indiana and Michigan. Economic data for Indiana and Michigan suggest improving conditions and positive trends, though at a modest pace.

See Results of Operations and Changes in Financial Condition herein for a detailed discussion of our results.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Statement of Condition:
Advances	$26,465	$25,443	$26,909	$24,297	$24,318
Cash and investments (1)	16,471	16,503	15,347	14,145	12,782
Mortgage loans held for portfolio, net	8,772	8,313	8,146	8,084	7,933
Total assets (2)	52,001	50,507	50,608	46,736	45,236
Discount notes (2)	15,920	15,055	19,251	14,425	11,803
CO bonds (2)	32,467	31,958	27,862	28,873	29,647
Total consolidated obligations (2)	48,387	47,013	47,113	43,298	41,450
MRCS	178	193	14	14	14
Capital stock, Class B putable	1,400	1,375	1,528	1,453	1,388
Retained earnings (3)	854	845	835	822	810
AOCI	15	17	23	26	43
Total capital	2,269	2,237	2,386	2,301	2,241

Statement of Income:
Net interest income	$46	$49	$52	$48	$47
Provision for (reversal of) credit losses	—	—	—	—	(1)
Other income (loss)	(2)	(1)	(2)	—	8
Other expenses	18	19	19	17	18
Affordable Housing Program assessments	3	3	3	3	4
Net income	$23	$26	$28	$28	$34

Selected Financial Ratios:
Net interest margin (2) (4)	0.36%	0.40%	0.43%	0.42%	0.43%
Return on average equity (5)	4.15%	4.63%	4.87%	4.89%	5.82%
Return on average assets (2) (5)	0.18%	0.21%	0.24%	0.24%	0.31%
Weighted average dividend rate (6)	4.25%	4.25%	4.25%	4.25%	4.00%
Dividend payout ratio (7)	68.28%	58.74%	53.61%	56.88%	45.16%
Total capital ratio (8)	4.36%	4.43%	4.71%	4.92%	4.95%
Total regulatory capital ratio (9)	4.68%	4.78%	4.70%	4.90%	4.89%
Average equity to average assets (2)	4.32%	4.62%	4.83%	4.92%	5.35%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

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

(7)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, would be 57%, 56%, 54%, 47% and 50%, respectively.

(8)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(9)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Comparative Highlights	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net interest income	$46	$47	$(1)	(4%)	$95	$96	$(1)	(1%)
Provision for (reversal of) credit losses	—	(1)	1	75%	—	—	—	44%
Net interest income after provision for credit losses	46	48	(2)	(5%)	95	96	(1)	(1%)
Other income (loss)	(2)	8	(10)	(124%)	(3)	12	(15)	(127%)
Other expenses	18	18	—	2%	37	36	1	2%
Income before assessments	26	38	(12)	(33%)	55	72	(17)	(23%)
AHP assessments	3	4	(1)	(28%)	6	7	(1)	(19%)
Net income	23	34	(11)	(34%)	49	65	(16)	(24%)
Total other comprehensive income (loss)	(2)	(3)	1	40%	(8)	(4)	(4)	(101%)
Total comprehensive income	$21	$31	$(10)	(33%)	$41	$61	$(20)	(31%)

The decrease in net income for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to net unrealized losses on derivatives and hedging activities.

The decrease in net income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to net unrealized losses on derivatives and hedging activities, as well as lower net proceeds from litigation settlements related to certain private-label RMBS.

The increase in total OCI for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower unrealized losses on non-OTTI AFS securities. The decrease in total OCI for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to larger unrealized losses on OTTI MBS AFS securities.

Changes in Financial Condition for the Six Months Ended June 30, 2016. The following table presents the changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2016	December 31, 2015	$ Change	% Change
Advances	$26,465	$26,909	$(444)	(2%)
Mortgage loans held for portfolio, net	8,772	8,146	626	8%
Cash and investments (1)	16,471	15,347	1,124	7%
Other assets (2)	293	206	87	42%
Total assets (2)	$52,001	$50,608	$1,393	3%

Consolidated obligations (2)	$48,387	$47,113	$1,274	3%
MRCS	178	14	164	1,163%
Other liabilities	1,167	1,095	72	7%
Total liabilities (2)	49,732	48,222	1,510	3%
Capital stock, Class B putable	1,400	1,528	(128)	(8%)
Retained earnings (3)	854	835	19	2%
AOCI	15	23	(8)	(33%)
Total capital	2,269	2,386	(117)	(5%)
Total liabilities and capital (2)	$52,001	$50,608	$1,393	3%

Total regulatory capital (4)	$2,432	$2,377	$55	2%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	December 31, 2015 balances reclassified for change in accounting principle related to concessions on consolidated obligations.

(3)	Includes restricted retained earnings at June 30, 2016 and December 31, 2015 of $140 million and $130 million, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at June 30, 2016 compared to December 31, 2015 was attributable to an increase in investments and mortgage loans partially offset by a decrease in advances.

The increase in total liabilities at June 30, 2016 compared to December 31, 2015 was attributable to an increase in consolidated obligations to fund our asset growth as well as an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

The decrease in total capital at June 30, 2016 compared to December 31, 2015 was primarily due to the reclassification of all of the capital stock held by captive insurance company members to MRCS as a result of the Final Membership Rule.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015.

Net Interest Income. The following table presents average daily balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,241	$4	0.37%	$3,346	$1	0.11%
Investment securities (2)	12,025	43	1.45%	10,009	38	1.50%
Advances (3)	25,174	51	0.82%	22,374	30	0.54%
Mortgage loans held for portfolio (3)	8,512	68	3.20%	7,713	64	3.34%
Other assets (interest-earning) (4)	318	1	0.87%	213	—	(0.10%)
Total interest-earning assets	50,270	167	1.34%	43,655	133	1.22%
Other assets (5)	310			181
Total assets	$50,580			$43,836

Liabilities and Capital:
Interest-bearing deposits	$587	—	0.10%	$760	—	0.01%
Discount notes	15,307	15	0.40%	10,962	4	0.13%
CO bonds (3)	31,701	104	1.32%	28,630	82	1.14%
MRCS	179	2	4.20%	15	—	3.24%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	47,774	121	1.02%	40,367	86	0.85%
Other liabilities	623			1,122
Total capital	2,183			2,347
Total liabilities and capital	$50,580			$43,836

Net interest income		$46			$47

Net spread on interest-earning assets less interest-bearing liabilities			0.32%			0.37%

Net interest margin (6)			0.36%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.05			1.08

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,219	$8	0.37%	$3,381	$2	0.10%
Investment securities (2)	11,631	83	1.44%	10,134	74	1.46%
Advances (3)	25,671	100	0.78%	21,697	58	0.54%
Mortgage loans held for portfolio (3)	8,364	137	3.30%	7,388	126	3.45%
Other assets (interest-earning) (4)	297	1	0.77%	228	—	0.13%
Total interest-earning assets	50,182	329	1.32%	42,828	260	1.22%
Other assets (5)	402			288
Total assets	$50,584			$43,116

Liabilities and Capital:
Interest-bearing deposits	$574	—	0.08%	$734	—	0.01%
Discount notes	16,300	31	0.38%	10,877	7	0.12%
CO Bonds (3)	30,684	200	1.31%	28,006	157	1.13%
MRCS	127	3	4.53%	15	—	3.36%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	47,685	234	0.99%	39,632	164	0.83%
Other liabilities	639			1,056
Total capital	2,260			2,428
Total liabilities and capital	$50,584			$43,116

Net interest income		$95			$96

Net spread on interest-earning assets less interest-bearing liabilities			0.33%			0.39%

Net interest margin (6)			0.38%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.05			1.08

(1)	Annualized.

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

Yields. The yield on total interest-earning assets for the three months ended June 30, 2016 was 1.34%, an increase of 12 bps compared to the three months ended June 30, 2015, resulting primarily from higher yields on advances, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of MPP loans, resulting in accelerated amortization of purchased premiums on our newer loans. The cost of total interest-bearing liabilities for the three months ended June 30, 2016 was 1.02%, an increase of 17 bps from the prior year period due to higher funding costs on consolidated obligations, partially due to accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.32% for the three months ended June 30, 2016 from 0.37% for the three months ended June 30, 2015.

The yield on total interest-earning assets for the six months ended June 30, 2016 was 1.32%, an increase of 10 bps compared to the six months ended June 30, 2015, resulting primarily from higher yields on advances, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of MPP loans, resulting in accelerated amortization of purchased premiums on our newer loans. The cost of total interest-bearing liabilities for the six months ended June 30, 2016 was 0.99%, an increase of 16 bps from the prior year period due to higher funding costs on consolidated obligations, partially due to accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.33% for the six months ended June 30, 2016 from 0.39% for the six months ended June 30, 2015.

Additionally, the cost of interest-bearing liabilities was higher by $2 million and $3 million for the three and six months ended June 30, 2016, respectively, as a result of higher interest expense on MRCS, which was due to a reclassification of all of the captive insurance company members' capital stock to MRCS effective with the Final Membership Rule.

Average Balances. Higher average balances of interest-earning assets offset the impact of lower spreads for the three and six months ended June 30, 2016 compared to the same periods in 2015. The increase in interest-earning assets was largely related to advances. The average amount of advances outstanding increased by 13% and 18% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 generally due to members' higher funding needs. Additionally, the average amount of mortgage loans held for portfolio outstanding increased by 10% and 13% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to purchases from members under MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The change in the provision for credit losses for the three and six months ended June 30, 2016 compared to the same periods in 2015 was not material.

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components	2016	2015	2016	2015
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(3)	7	(5)	5
Other
Litigation settlements, net (1)	—	—	—	5
Other miscellaneous	1	1	2	2
Total other income	$(2)	$8	$(3)	$12

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies for additional information on litigation settlements.

The decrease in total other income for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to net unrealized losses on derivatives and hedging activities and, for the six months period, lower net proceeds from litigation settlements related to certain private-label RMBS.

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

For those hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest rate swaps, i.e. hedge ineffectiveness, were net losses of $2 million and $3 million for the three and six months ended June 30, 2016, respectively, compared to a net gain of $6 million for both the three and six months ended June 30, 2015. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility.

To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded net losses of $1 million and $2 million for the three and six months ended June 30, 2016, respectively, compared to a net gain of $1 million and a net loss of $1 million for the three and six months ended June 30, 2015, respectively.

The tables below present the net effect of derivatives on net interest income and other income (loss) within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended June 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$—	$—	$3
Net interest settlements (2)	(26)	(26)	—	5	—	(47)
Total net interest income	(26)	(23)	—	5	—	(44)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(4)	—	3	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	(1)
Net gains (losses) on derivatives and hedging activities	(1)	(4)	(1)	3	—	(3)
Total net effect of derivatives and hedging activities	$(27)	$(27)	$(1)	$8	$—	$(47)

Three Months Ended June 30, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$4	$(1)	$(2)	$—	$1
Net interest settlements (2)	(39)	(25)	—	15	—	(49)
Total net interest income	(39)	(21)	(1)	13	—	(48)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	3	—	—	3	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	2	—	1
Net gains (losses) on derivatives and hedging activities	3	—	(1)	5	—	7
Total net effect of derivatives and hedging activities	$(36)	$(21)	$(2)	$18	$—	$(41)

Six Months Ended June 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$6	$(1)	$—	$—	$5
Net interest settlements (2)	(54)	(52)	—	10	—	(96)
Total net interest income	(54)	(46)	(1)	10	—	(91)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(4)	—	1	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(1)	—	(1)	—	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(4)	(1)	1	—	(5)
Total net effect of derivatives and hedging activities	$(55)	$(50)	$(2)	$11	$—	$(96)

Six Months Ended June 30, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$6	$(1)	$(2)	$—	$3
Net interest settlements (2)	(78)	(49)	—	31	—	(96)
Total net interest income	(78)	(43)	(1)	29	—	(93)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	(1)	—	5	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(2)	1	—	(1)
Net gains (losses) on derivatives and hedging activities	2	(1)	(2)	6	—	5
Total net effect of derivatives and hedging activities	$(76)	$(44)	$(3)	$35	$—	$(88)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2016	2015	2016	2015
Compensation and benefits	$11	$11	$22	$22
Other operating expenses	6	5	11	10
Finance Agency and Office of Finance expenses	1	1	3	3
Other	—	1	1	1
Total other expenses	$18	$18	$37	$36

There were no material changes in other expenses for the three and six months ended June 30, 2016 compared to the same periods in 2015.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional segment consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional Segment	2016	2015	2016	2015
Net interest income	$32	$32	$65	$63
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(1)	9	(2)	14
Other expenses	15	16	31	31
Income before assessments	16	25	32	46
Total assessments	2	3	4	5
Net income	$14	$22	$28	$41

The decrease in net income for the traditional segment for the three months ended June 30, 2016 compared to the same period in 2015 was due to net unrealized losses on derivatives and hedging activities.

The decrease in net income for the traditional segment for the six months ended June 30, 2016 compared to the same period in 2015 was due to net unrealized losses on derivatives and hedging activities, as well as lower net proceeds from litigation settlements related to certain private-label RMBS. This decrease was partially offset by higher net interest income primarily as a result of a higher average balance of advances and investments outstanding.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from 2012 to 2014 through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Segment	2016	2015	2016	2015
Net interest income	$14	$15	$30	$33
Provision for (reversal of) credit losses	—	(1)	—	—
Other income (loss)	(1)	(1)	(1)	(2)
Other expenses	3	2	6	5
Income before assessments	10	13	23	26
Total assessments	1	1	2	2
Net income	$9	$12	$21	$24

The decrease in net income for the mortgage loans segment for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to a decrease in net interest income resulting from an increase in prepayments of MPP loans causing accelerated amortization of purchased premiums on our newer loans. The decrease also resulted from higher funding costs, mainly caused by the accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. Partially offsetting this decrease was an increase in the average balance of mortgage loans outstanding.

Analysis of Financial Condition

Total Assets. The table below presents our major asset categories ($ amounts in millions).

	June 30, 2016		December 31, 2015
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$26,465	51%	$26,909	53%
Mortgage loans held for portfolio, net	8,772	17%	8,146	16%
Cash and short-term investments	4,006	8%	4,932	10%
Investment securities	12,465	24%	10,415	21%
Other assets (1)	293	—%	206	—%
Total assets	$52,001	100%	$50,608	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $52.0 billion as of June 30, 2016, a net increase of $1.4 billion or 3% compared to December 31, 2015. This increase was primarily due to an increase in investment securities, partially offset by a decrease in advances, which altered the mix of our assets during the period.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $26.5 billion at June 30, 2016, a net decrease of $444 million or 2% compared to December 31, 2015. This decrease was primarily due to repayments by, and restrictions upon new or renewed advances to, captive insurance companies as a result of the Final Membership Rule.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. Prior to termination, new advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. The outstanding advances to these captive insurers mature on various dates through 2025.

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

The table below presents advances by type of financial institution ($ amounts in millions).

	June 30, 2016		December 31, 2015
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and thrifts	$9,877	38%	$10,167	38%
Credit unions	2,191	8%	2,194	8%
Total depository institutions	12,068	46%	12,361	46%
Insurance companies:
Captive insurance companies (1)	330	1%	825	3%
Captive insurance companies (2)	3,700	14%	3,506	13%
Other insurance companies	10,047	39%	9,948	37%
Total insurance companies	14,077	54%	14,279	53%

Total members	26,145	100%	26,640	99%

Former members	106	—%	167	1%

Total advances, par value	$26,251	100%	$26,807	100%

(1)	Consists of those whose membership terminates by February 19, 2017.

(2)	Consists of those whose membership terminates by February 19, 2021.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing activity in the United States, the level of refinancing activity, consumer product preferences and regulatory considerations. During the six months ended June 30, 2016, we purchased $1.3 billion of conventional mortgage loans through MPP Advantage.

The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under its housing goals regulation, the Finance Agency will establish low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program and will determine their housing goals performance. In 2015, our conventional mortgage purchase volume exceeded $2.5 billion. The Finance Agency determined with respect to 2015, however, that it would not require us to submit a housing plan, which could otherwise have been required under the regulation if we exceeded the mortgage purchase threshold and fail to meet the low-income housing goals. In anticipation that our 2016 conventional mortgage purchase volume may exceed $2.5 billion, in July 2016, our Board of Directors authorized the Bank to purchase up to $3.0 billion of conventional mortgage loans from our members in 2016.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2016		December 31, 2015
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,262	15%	$1,424	18%
Conventional Advantage	6,440	75%	5,596	70%
FHA	472	5%	523	7%
Total MPP	8,174	95%	7,543	95%
MPF Program:
Conventional	324	4%	351	4%
Government	82	1%	88	1%
Total MPF Program	406	5%	439	5%
Total mortgage loans held for portfolio, UPB	$8,580	100%	$7,982	100%

The increase in the UPB of mortgage loans held for portfolio of $598 million was due to purchases of mortgage loans under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease since all purchases are currently under MPP Advantage.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $9 million at June 30, 2016, compared to $6 million at December 31, 2015. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at June 30, 2016 and $1 million at December 31, 2015. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	June 30, 2016	December 31, 2015	Change
Cash and short-term investments:
Cash and due from banks	$431	$4,932	$(4,501)
Interest-bearing deposits	225	—	225
Securities purchased under agreements to resell	2,000	—	2,000
Federal funds sold	1,350	—	1,350
Total cash and short-term investments	4,006	4,932	(926)

Investment securities:
AFS securities:
GSE and TVA debentures	5,356	3,481	1,875
GSE MBS	569	269	300
Private-label RMBS	288	319	(31)
Total AFS securities	6,213	4,069	2,144
HTM securities:
GSE debentures	—	100	(100)
Other U.S. obligations - guaranteed MBS	2,843	2,895	(52)
GSE MBS	3,341	3,268	73
Private-label RMBS	58	72	(14)
Private-label ABS	10	11	(1)
Total HTM securities	6,252	6,346	(94)
Total investment securities	12,465	10,415	2,050

Total cash and investments, carrying value	$16,471	$15,347	$1,124

Cash and Short-Term Investments. Cash and short-term investments totaled $4.0 billion at June 30, 2016, a decrease of 19% compared to December 31, 2015. Cash and short-term investments as a percent of total assets were 8% at June 30, 2016, compared to 10% at December 31, 2015.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities, which consist primarily of GSE and TVA debentures, totaled $6.2 billion at June 30, 2016, a net increase of 53% compared to $4.1 billion at December 31, 2015. The increase is due to the Bank's resumption of purchases of these debentures after the Finance Agency's clarification of the core mission asset ratio in July 2015. Net unrealized gains on AFS securities at June 30, 2016 were $23 million. At June 30, 2016, the percentage of non-MBS AFS securities due in one year or less was 24%, due after one year through five years was 40%, and due after five years was 36%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities, which consist substantially of MBS, totaled $6.3 billion at June 30, 2016, a decrease of 1.5% compared to December 31, 2015. At June 30, 2016, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.6 billion; however, unrealized losses on those securities totaled only $16 million. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $49.7 billion at June 30, 2016, a net increase of $1.5 billion or 3% compared to December 31, 2015. This increase was due to an increase in consolidated obligations to fund our asset growth as well as an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. At June 30, 2016, the carrying values of our discount notes and CO bonds totaled $15.9 billion and $32.5 billion, respectively, compared to $19.3 billion and $27.9 billion, respectively, at December 31, 2015. The carrying value of our discount notes was 33% of total consolidated obligations at June 30, 2016, compared to 41% at December 31, 2015. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy.

The following table presents a breakdown of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2016		December 31, 2015
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$15,937	33%	$19,267	41%
CO bonds	17,242	36%	14,493	31%
Total due in 1 year or less	33,179	69%	33,760	72%
Long-term CO bonds	15,211	31%	13,374	28%
Total consolidated obligations	$48,390	100%	$47,134	100%

We are focused on maintaining a liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). See Notes to Financial Statements - Note 3 - Available-for-Sale Securities, Note 4 - Held-to-Maturity Securities, Note 6 - Advances, and Note 10 - Consolidated Obligations for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

Derivatives. As of June 30, 2016 and December 31, 2015, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $127 million and $50 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $130 million and $81 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' underlying interest-rate index.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2016	December 31, 2015
Advances	$10,296	$9,448
Investments	6,093	4,024
Mortgage loans	509	213
CO bonds	9,349	11,623
Discount notes	847	100
Total notional	$27,094	$25,408

Total Capital. Total capital was $2.3 billion at June 30, 2016, a net decrease of $117 million or 5% compared to December 31, 2015. This decrease is due primarily to the reclassification of all of the capital stock held by captive insurance company members to MRCS resulting from the Final Membership Rule.

The following table presents a percentage breakdown of the components of GAAP capital.

Components of GAAP capital	June 30, 2016	December 31, 2015
Capital stock	62%	64%
Retained earnings	37%	35%
AOCI	1%	1%
Total GAAP capital	100%	100%

The change in the percentage composition of our total GAAP capital is primarily due to the reclassification of all of the capital stock held by captive insurance company members to MRCS effective with the Final Membership Rule.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation of GAAP to regulatory capital	June 30, 2016	December 31, 2015
Total GAAP capital	$2,269	$2,386
Exclude: AOCI	(15)	(23)
Add: MRCS	178	14
Total regulatory capital	$2,432	$2,377
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.0 billion at June 30, 2016. During the first six months of 2016, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $170.9 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	June 30, 2016		December 31, 2015
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and thrifts	$664	42%	$643	41%
Credit unions	205	13%	197	13%
Total depository institutions	869	55%	840	54%
Insurance companies:
Captive insurance companies	—	—%	179	12%
Other insurance companies	531	34%	509	33%
Total insurance companies	531	34%	688	45%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,400	89%	1,528	99%

MRCS:
Captive insurance companies	164	10%	—	—%
Former members (1)	14	1%	14	1%
Total MRCS	178	11%	14	1%

Total regulatory capital stock	$1,578	100%	$1,542	100%

(1)
Balances at June 30, 2016 and December 31, 2015 include $2 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. These captive insurers collectively held $152 million of MRCS as of June 30, 2016.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. These captive insurers collectively held $12 million of MRCS as of June 30, 2016.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations to us of members or former members. In general, the level of excess stock fluctuates with our members' demand for advances. The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	June 30, 2016	December 31, 2015
Member capital stock not subject to outstanding redemption requests	$234	$204
Member capital stock subject to outstanding redemption requests	—	—
MRCS	13	4
Total excess capital stock	$247	$208

Excess stock as a percentage of regulatory capital stock	16%	13%

Capital Distributions. On July 28, 2016, our board of directors declared a cash dividend of 4.25% (annualized) on our putable-Class B-1 capital stock and 3.40% (annualized) on our putable-Class B-2 capital stock.

Adequacy of Capital. At June 30, 2016, our regulatory capital ratio was 4.68%, and our leverage capital ratio was 7.01%, both in excess of the regulatory requirement. See Notes to Financial Statements - Note 12 - Capital for more information.

We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at June 30, 2016 and December 31, 2015 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2016	December 31, 2015
Credit risk	$287	$262
Market risk	119	127
Operations risk	121	116
Total risk-based capital requirement	$527	$505

Permanent capital	$2,432	$2,377

The increase in our risk-based capital requirement was primarily caused by an increase in the credit risk capital component as a result of our purchases during the six months ended June 30, 2016 of GSE debentures and short-term investments. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

At June 30, 2016, mortgage loan principal previously paid in full by our MPP servicers of $4 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

We also performed our loan loss analysis at December 31, 2015 under an adverse scenario whereby we increased the haircut on our underlying collateral values to 45% from 25% for delinquent conventional loans, including individually evaluated loans. While holding all other assumptions constant, such scenario would have increased our allowance by approximately $0.4 million at December 31, 2015. We consider a haircut of 45% on the modeled values to result in the lowest collateral value that is reasonably possible to occur over the loss emergence period of 24 months. We continue to monitor the appropriateness of this adverse scenario on a quarterly basis.
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

Other-Than-Temporary Impairment Analysis. We evaluate our AFS and HTM investment securities on a quarterly basis to determine if any unrealized losses are other-than-temporary. Our evaluation is based in part on the creditworthiness of the issuers, and in part on the underlying collateral within the structure of the security and the cash flows expected to be collected on the security. An OTTI has occurred if our cash flow analysis determines that a credit loss exists, i.e., the present value of the cash flows expected to be collected is less than the security's amortized cost, irrespective of whether management will be required to sell such security.

The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the three months ended June 30, 2016, as well as the related current credit enhancement as of June 30, 2016. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates (2)	Default Rates (2)	Loss Severities (2)
Private-label RMBS:
Total Prime	$368	13%	7%	24%	4%
Total Alt-A	1	17%	2%	34%	11%
Total private-label RMBS	$369	13%	7%	24%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	22%	43%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $9 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

In addition to evaluating our private-label RMBS under a best estimate scenario, we perform a cash flow analysis for each of these securities under a more stressful housing price scenario. This more stressful scenario is primarily based on a short-term housing price forecast that is 5% lower than the best estimate scenario, followed by a recovery path with annual rates of housing price growth that are 33% lower than the best estimate.

The actual OTTI-related credit losses recognized in earnings for the three months ended June 30, 2016 totaled $93 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the three months ended June 30, 2016 totaled $127 thousand.

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

Legislative and Regulatory Developments.

Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Act, which requires implementation of regulations or guidelines to (i) prohibit incentive-based payment arrangements that encourage inappropriate risks for certain financial institutions by providing excessive compensation, or that could lead to material financial loss; and (ii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. The proposed rule would supplement existing Finance Agency executive compensation rules.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the largest covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2. In addition, the proposed rule would prohibit us from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by "senior executive officers" and "significant risk-takers" (each as defined in the proposed rule, and together, "covered persons") that could lead to a material financial loss to the Bank.

Further, if adopted in its current form, the proposed rule would, among other things, impose requirements with respect to incentive-based compensation arrangements for covered persons related to:

•
mandatory deferrals of 50 percent and 40 percent of annual and "long-term" incentive-based compensation payments for senior executive officers and significant risk-takers, respectively, over no less than three years for annual incentive-based compensation and over one additional year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

The FHLBanks provided comments on the proposed rule on July 22, 2016. The proposed rule would require modifications to the design and operation of FHLBank compensation policies and practices, including incentive compensation policies and practices, if adopted as proposed.

Joint Proposed Rule Regarding Net Stable Funding Ratio. On May 3, 2016, the FRB, the Department of Treasury and the FDIC jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio ("NSFR"), for large and internationally active banking organizations. The NSFR will require institutions to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have more than $50 billion, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLBank advances, would be assigned 50% liquidity credit for purposes of calculating compliance with the NSFR. That level of liquidity credit could reduce FHLBank members’ demand for advances during a period of widespread economic and financial stress.
The Council of FHLBanks submitted comments on the proposed rule on August 2, 2016.

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

Advances. Advances, at par, to our insurance company members were 54% and 53% of total advances at June 30, 2016 and December 31, 2015, respectively. On March 18, 2016, the board of directors modified the initial borrowing limit for insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. As of June 30, 2016, we had advances outstanding, at par, of $534.9 million to two of our insurance company members whose total credit products exceeded 25% of their general account assets, net of money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 cannot, per the Final Membership Rule, exceed 40% of the member's total assets. As of June 30, 2016, one such captive insurance company member exceeded that limit and therefore is not eligible for additional credit products until its outstanding borrowings fall below the limit. Under the Final Membership Rule, captive insurance companies that became members after September 12, 2014 are no longer eligible for new or renewed credit extensions.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2016, our top two borrowers held 20% of total advances outstanding, at par, and our top five borrowers held 42% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio at June 30, 2016 included securities purchased under agreements to resell that mature overnight and are secured by U.S. Treasuries. In addition, our short-term investment portfolio includes unsecured credit exposure to United States branches and agency offices of foreign commercial banks that is limited to federal funds sold and interest-bearing deposits.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

June 30, 2016	AA	A	Total
Domestic	$—	$475	$475
Canada	—	220	220
Australia	880	—	880
Total unsecured credit exposure	$880	$695	$1,575

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 291% of total regulatory capital at June 30, 2016. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
June 30, 2016	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$225	$—	$—	$225
Securities purchased under agreements to resell	—	2,000	—	—	—	2,000
Federal funds sold	—	880	470	—	—	1,350
Total short-term investments	—	2,880	695	—	—	3,575
AFS securities:
GSE and TVA debentures	—	5,356	—	—	—	5,356
GSE MBS	—	569	—	—	—	569
Private-label RMBS	—	—	—	—	288	288
Total AFS securities	—	5,925	—	—	288	6,213
HTM securities:
Other U.S. obligations - guaranteed RMBS	—	2,843	—	—	—	2,843
GSE MBS	—	3,341	—	—	—	3,341
Private-label RMBS	—	9	12	9	28	58
Private-label ABS	—	—	9	—	1	10
Total HTM securities	—	6,193	21	9	29	6,252
Total investments, carrying value	$—	$14,998	$716	$9	$317	$16,040

Percentage of total	—%	94%	4%	—%	2%	100%

December 31, 2015
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,481	—	—	—	3,481
GSE MBS	—	269	—	—	—	269
Private-label RMBS	—	—	—	—	319	319
Total AFS securities	—	3,750	—	—	319	4,069
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	—	2,895	—	—	—	2,895
GSE MBS	—	3,268	—	—	—	3,268
Private-label RMBS	—	12	13	11	36	72
Private-label ABS	—	—	10	—	1	11
Total HTM securities	—	6,275	23	11	37	6,346
Total investments, carrying value	$—	$10,025	$23	$11	$356	$10,415

Percentage of total	—%	97%	—%	—%	3%	100%

Mortgage Loans Held for Portfolio.

PMI. As of June 30, 2016, we had PMI coverage on $874 million or 11% of our conventional MPP mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$9	$88	$97	$10	$62	$72
Additions	1	9	10	1	11	12
Claims paid	—	—	—	(1)	—	(1)
Distributions to PFIs	(1)	—	(1)	—	—	—
Balance, end of period	$9	$97	$106	$10	$73	$83

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$9	$83	$92	$10	$52	$62
Additions	1	14	15	1	21	22
Claims paid	—	—	—	(1)	—	(1)
Distributions to PFIs	(1)	—	(1)	—	—	—
Balance, end of period	$9	$97	$106	$10	$73	$83

SMI. As of June 30, 2016, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.3 billion. Two mortgage insurance companies provide all of the SMI coverage.

Mortgage Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults. As of June 30, 2016, 97% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination and 84% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default.

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

June 30, 2016	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Liability positions with credit exposure
Cleared derivatives (1)	$17,162	$(178)	$304	$126
Total derivative positions with credit exposure to non-member counterparties	17,162	(178)	304	126
Member institutions (2)	233	1	—	1
Subtotal - derivative positions with credit exposure	17,395	$(177)	$304	$127
Derivative positions without credit exposure	9,699
Total derivative positions	$27,094

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	VaR
June 30, 2016	$119
December 31, 2015	127

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios. We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	June 30, 2016
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,241	$2,298	$2,310	$2,300	$2,265
Percent change in MVE from base	(3.0)%	(0.5)%	0%	(0.4)%	(1.9)%
MVE/Book value of equity (2)	91.6%	93.9%	94.4%	94.0%	92.6%
Duration of equity (3)	(0.9)	(2.0)	(0.1)	1.0	2.1

	December 31, 2015
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,406	$2,438	$2,375	$2,322	$2,255
Percent change in MVE from base	1.3%	2.7%	0%	(2.2)%	(5.1)%
MVE/Book value of equity (2)	100.3%	101.6%	99.0%	96.8%	94.0%
Duration of equity (3)	(2.9)	1.2	2.4	2.6	3.2

(1)	Given the current environment of low interest rates, we have adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The decline in the MVE/Book value of equity from December 31, 2015 to June 30, 2016 can primarily be attributed to the change in market value of the assets and liabilities in response to changes in the market environment and changes in certain pricing assumptions.

(3)
The decrease in the base case duration of equity compared to December 31, 2015 was partly due to changes in the market rate environment. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our assets shortened more than the duration of liabilities, which shortened the duration of equity.

Duration Gap. The base case duration gap was (0.5) months at June 30, 2016, compared to 0.7 months at December 31, 2015. The causes of this change are the same as the causes of the change in the duration of equity.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2015 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2016, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 11, 2016	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 11, 2016	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

August 11, 2016	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer