Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Indianapolis
filed 2016-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2016
Class B Stock, par value $100	16,198,619

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$658,314	$4,931,602
Interest-bearing deposits	155,359	161
Securities purchased under agreements to resell	2,250,000	—
Federal funds sold	1,450,000	—
Available-for-sale securities (Notes 3 and 5)	6,349,317	4,069,149
Held-to-maturity securities (estimated fair values of $6,072,716 and $6,405,865, respectively) (Notes 4 and 5)	6,000,371	6,345,337
Advances (Note 6)	26,473,137	26,908,908
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(1,125), respectively (Notes 7 and 8)	9,269,930	8,145,790
Accrued interest receivable	94,380	88,377
Premises, software, and equipment, net	36,995	38,501
Derivative assets, net (Note 9)	140,239	49,867
Other assets	31,227	30,412

Total assets	$52,909,269	$50,608,104

Liabilities:
Deposits	$578,232	$556,764
Consolidated obligations (Note 10):
Discount notes	16,392,571	19,251,376
Bonds	32,740,146	27,861,617
Total consolidated obligations, net	49,132,717	47,112,993
Accrued interest payable	90,595	81,836
Affordable Housing Program payable (Note 11)	23,669	31,103
Derivative liabilities, net (Note 9)	94,250	80,614
Mandatorily redeemable capital stock (Note 12)	179,219	14,063
Other liabilities	470,722	344,934
Total liabilities	50,569,404	48,222,307

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 14,354,794 and 15,277,692, respectively	1,435,480	1,527,769
Class B-2 issued and outstanding shares: 22,843 and 371, respectively	2,284	37
Total capital stock	1,437,764	1,527,806
Retained earnings:
Unrestricted	717,694	705,449
Restricted	144,199	129,664
Total retained earnings	861,893	835,113
Total accumulated other comprehensive income (Note 13)	40,208	22,878
Total capital	2,339,865	2,385,797

Total liabilities and capital	$52,909,269	$50,608,104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income:
Advances	$55,487	$32,584	$155,243	$90,263
Prepayment fees on advances, net	6	7	205	299
Interest-bearing deposits	252	51	650	158
Securities purchased under agreements to resell	2,769	468	4,992	935
Federal funds sold	1,655	718	7,165	1,882
Available-for-sale securities	18,218	8,556	47,997	23,382
Held-to-maturity securities	30,638	28,353	84,427	87,100
Mortgage loans held for portfolio	67,994	68,676	205,165	195,076
Other interest income, net	434	(784)	1,171	(739)
Total interest income	177,453	138,629	507,015	398,356

Interest Expense:
Consolidated obligation discount notes	16,485	4,834	47,588	11,307
Consolidated obligation bonds	109,368	85,536	309,767	242,455
Deposits	190	20	412	62
Mandatorily redeemable capital stock	1,880	135	4,748	391
Total interest expense	127,923	90,525	362,515	254,215

Net interest income	49,530	48,104	144,500	144,141
Provision for (reversal of) credit losses	85	(180)	(132)	(568)

Net interest income after provision for credit losses	49,445	48,284	144,632	144,709

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(75)	(29)	(168)	(61)
Net other-than-temporary impairment losses, credit portion	(75)	(29)	(168)	(61)
Net gains (losses) on derivatives and hedging activities	(4,826)	(659)	(9,716)	4,724
Service fees	227	256	970	644
Standby letters of credit fees	165	162	570	501
Other, net (Note 16)	339	308	1,089	5,747
Total other income (loss)	(4,170)	38	(7,255)	11,555

Other Expenses:
Compensation and benefits	11,274	10,181	33,195	31,879
Other operating expenses	6,307	5,493	17,643	16,126
Federal Housing Finance Agency	661	595	2,110	1,905
Office of Finance	785	621	2,373	2,271
Other	272	350	778	1,090
Total other expenses	19,299	17,240	56,099	53,271

Income before assessments	25,976	31,082	81,278	102,993

Affordable Housing Program assessments	2,786	3,121	8,603	10,338

Net income	$23,190	$27,961	$72,675	$92,655

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$23,190	$27,961	$72,675	$92,655

Other Comprehensive Income (Loss):
Net change in unrealized gains (losses) on available-for-sale securities	24,784	(13,280)	23,878	(14,684)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	75	29	168	61
Net change in fair value not in excess of cumulative non-credit losses	(131)	(86)	(79)	(192)
Unrealized gains (losses)	564	(2,615)	(5,733)	(4,146)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	508	(2,672)	(5,644)	(4,277)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	6	9	22	33
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	6	9	22	33

Pension benefits, net	(310)	(413)	(926)	(1,240)

Total other comprehensive income (loss)	24,988	(16,356)	17,330	(20,168)

Total comprehensive income	$48,178	$11,605	$90,005	$72,487

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2015 and 2016
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			74,124	18,531	92,655	(20,168)	72,487

Proceeds from issuance of capital stock	1,423	142,347					142,347
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)
Cash dividends on capital stock (4.08% annualized)			(48,307)	—	(48,307)		(48,307)

Balance, September 30, 2015	14,530	$1,452,993	$697,976	$124,001	$821,977	$26,492	$2,301,462

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			58,140	14,535	72,675	17,330	90,005

Proceeds from issuance of capital stock	930	93,014					93,014
Shares reclassified to mandatorily redeemable capital stock, net	(1,830)	(183,056)					(183,056)

Distributions on mandatorily redeemable capital stock			(1,072)	—	(1,072)		(1,072)
Cash dividends on capital stock (4.25% annualized)			(44,823)	—	(44,823)		(44,823)

Balance, September 30, 2016	14,378	$1,437,764	$717,694	$144,199	$861,893	$40,208	$2,339,865

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$72,675	$92,655
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	42,947	41,702
Prepayment fees on advances, net of related swap termination fees	(526)	(1,862)
Changes in net derivative and hedging activities	30,601	35,970
Net other-than-temporary impairment losses, credit portion	168	61
Provision for (reversal of) credit losses	(132)	(568)
Changes in:
Accrued interest receivable	(6,133)	(3,197)
Other assets	652	(3,331)
Accrued interest payable	8,759	6,645
Other liabilities	23,258	24,809
Total adjustments, net	99,594	100,229

Net cash provided by operating activities	172,269	192,884

Investing Activities:
Net changes in:
Interest-bearing deposits	(335,205)	(21,831)
Securities purchased under agreements to resell	(2,250,000)	(750,000)
Federal funds sold	(1,450,000)	(270,000)
Available-for-sale securities:
Proceeds from maturities	641,054	60,350
Purchases	(2,643,720)	(79,866)
Held-to-maturity securities:
Proceeds from maturities	1,035,530	1,144,000
Purchases	(845,844)	(316,868)
Advances:
Principal repayments	106,942,904	65,787,838
Disbursements to members	(106,464,271)	(69,257,792)
Mortgage loans held for portfolio:
Principal collections	1,202,287	1,027,539
Purchases from members	(2,307,678)	(2,306,586)
Purchases of premises, software, and equipment	(2,830)	(3,248)

Net cash used in investing activities	(6,477,773)	(4,986,464)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Financing Activities:
Changes in deposits	20,808	(336,453)
Net payments on derivative contracts with financing elements	(28,417)	(45,278)
Net proceeds from issuance of consolidated obligations:
Discount notes	273,582,542	58,752,115
Bonds	26,104,166	17,396,692
Payments for matured and retired consolidated obligations:
Discount notes	(276,449,167)	(56,898,077)
Bonds	(21,226,935)	(14,047,300)
Proceeds from issuance of capital stock	93,014	142,347
Payments for redemption/repurchase of mandatorily redeemable capital stock	(18,972)	(1,489)
Payments for redemption/repurchase of capital stock	—	(240,335)
Dividend payments on capital stock	(44,823)	(48,307)

Net cash provided by financing activities	2,032,216	4,673,915

Net increase (decrease) in cash and due from banks	(4,273,288)	(119,665)

Cash and due from banks at beginning of period	4,931,602	3,550,939

Cash and due from banks at end of period	$658,314	$3,431,274

Supplemental Disclosures:
Interest payments	$302,462	$234,740
Purchases of securities, traded but not yet settled	230,700	—
Affordable Housing Program payments	16,037	14,254
Capitalized interest on certain held-to-maturity securities	875	1,245
Par value of shares reclassified to mandatorily redeemable capital stock, net	183,056	—

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

Our significant accounting policies and certain other disclosures are set forth in Note 1 - Summary of Significant Accounting Policies in our 2015 Form 10-K. There have been no significant changes to these policies through September 30, 2016, with the exception of the change in accounting principle.

Change in Accounting Principle. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of unamortized debt issuance costs related to a recognized debt liability from assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates include derivatives and hedging activities, fair value estimates, the provision for credit losses, and OTTI. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

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

This guidance becomes effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach to all derivative instruments that meet the specific conditions. We elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license. If the arrangement contains a software license, the license element of the arrangement should be accounted for as internal-use software; otherwise, the arrangement should be accounted for as a service contract.

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance to enhance the consolidation analysis for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The new guidance primarily emphasizes: (i) risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling interest in a VIE; and (iii) potentially changing consolidation exclusions for entities in several industries that typically make use of limited partnerships or VIEs.

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance.

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows to reduce current and potential future diversity in practice regarding eight specific cash flow issues.
This guidance is effective for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. We are in the process of evaluating this guidance. Although the adoption of this guidance will have no effect on our financial condition or results of operations, its effect on the statement of cash flows has not yet been determined.
Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. The amendments require entities to measure expected losses instead of incurred losses. Such measurement must be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost basis to be presented at the net amount expected to be collected over the contractual term of the financial asset. The guidance also requires, among other provisions, the following:

•
The statement of income must reflect the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases in expected credit losses that have taken place during the period;

•
Entities must determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination in a manner similar to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price;

•
Entities must record credit losses relating to AFS debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost; and

•	Public entities must further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

This guidance is effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach whereby a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In addition, the guidance requires the use of a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which OTTI had been recognized before the effective date. We are in the process of evaluating this guidance. Therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host contracts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

This guidance becomes effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are adopted. We are in the process of evaluating this guidance. Therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued new guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, applied to each prior reporting period presented; or (ii) a modified retrospective method, with the cumulative effect of initially applying this guidance recognized at the date of initial adoption.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2016	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$5,065,910	$—	$17,906	$(6,042)	$5,077,774
GSE MBS	979,749	—	12,603	(492)	991,860
Private-label RMBS	255,098	(215)	24,800	—	279,683
Total AFS securities	$6,300,757	$(215)	$55,309	$(6,534)	$6,349,317

December 31, 2015
GSE and TVA debentures	$3,478,617	$—	$5,467	$(3,542)	$3,480,542
GSE MBS	271,249	—	477	(2,305)	269,421
Private-label RMBS	288,957	(304)	30,533	—	319,186
Total AFS securities	$4,038,823	$(304)	$36,477	$(5,847)	$4,069,149

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$1,005,402	$(5,018)	$180,075	$(1,024)	$1,185,477	$(6,042)
GSE MBS	—	—	83,648	(492)	83,648	(492)
Private-label RMBS	—	—	3,353	(215)	3,353	(215)
Total impaired AFS securities	$1,005,402	$(5,018)	$267,076	$(1,731)	$1,272,478	$(6,749)

December 31, 2015
GSE and TVA debentures	$578,809	$(2,774)	$107,349	$(768)	$686,158	$(3,542)
GSE MBS	183,508	(2,305)	—	—	183,508	(2,305)
Private-label RMBS	—	—	4,179	(304)	4,179	(304)
Total impaired AFS securities	$762,317	$(5,079)	$111,528	$(1,072)	$873,845	$(6,151)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$1,095,395	$1,097,760	$820,210	$821,413
Due after 1 year through 5 years	1,973,214	1,982,605	1,921,544	1,924,567
Due after 5 years through 10 years	1,755,805	1,758,956	637,007	635,356
Due after 10 years	241,496	238,453	99,856	99,206
Total non-MBS	5,065,910	5,077,774	3,478,617	3,480,542
Total MBS	1,234,847	1,271,543	560,206	588,607
Total AFS securities	$6,300,757	$6,349,317	$4,038,823	$4,069,149

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. There were no sales of AFS securities during the three or nine months ended September 30, 2016 or 2015. As of September 30, 2016, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2016	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,765,248	$—	$2,765,248	$8,589	$(10,573)	$2,763,264
GSE MBS	3,171,926	—	3,171,926	77,872	(2,210)	3,247,588
Private-label RMBS	53,831	—	53,831	33	(441)	53,423
Private-label ABS	9,476	(110)	9,366	34	(959)	8,441
Total MBS and ABS	6,000,481	(110)	6,000,371	86,528	(14,183)	6,072,716

Total HTM securities	$6,000,481	$(110)	$6,000,371	$86,528	$(14,183)	$6,072,716

December 31, 2015
GSE debentures	$100,000	$—	$100,000	$2	$—	$100,002
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,894,867	—	2,894,867	13,113	(12,148)	2,895,832
GSE MBS	3,267,647	—	3,267,647	63,687	(2,333)	3,329,001
Private-label RMBS	72,107	—	72,107	116	(939)	71,284
Private-label ABS	10,848	(132)	10,716	61	(1,031)	9,746
Total MBS and ABS	6,245,469	(132)	6,245,337	76,977	(16,451)	6,305,863

Total HTM securities	$6,345,469	$(132)	$6,345,337	$76,979	$(16,451)	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$254,215	$(667)	$1,477,024	$(9,906)	$1,731,239	$(10,573)
GSE MBS	896,530	(1,431)	218,277	(779)	1,114,807	(2,210)
Private-label RMBS	20,106	(37)	17,480	(404)	37,586	(441)
Private-label ABS	—	—	8,440	(1,035)	8,440	(1,035)
Total MBS and ABS	1,170,851	(2,135)	1,721,221	(12,124)	2,892,072	(14,259)
Total impaired HTM securities	$1,170,851	$(2,135)	$1,721,221	$(12,124)	$2,892,072	$(14,259)

December 31, 2015
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,271,907	$(6,147)	$603,045	$(6,001)	$1,874,952	$(12,148)
GSE MBS	566,277	(1,744)	224,436	(589)	790,713	(2,333)
Private-label RMBS	16,206	(102)	24,958	(837)	41,164	(939)
Private-label ABS	—	—	9,746	(1,102)	9,746	(1,102)
Total MBS and ABS	1,854,390	(7,993)	862,185	(8,529)	2,716,575	(16,522)
Total impaired HTM securities	$1,854,390	$(7,993)	$862,185	$(8,529)	$2,716,575	$(16,522)

(1)
For private-label ABS, total unrealized losses do not agree to total gross unrecognized holding losses at September 30, 2016 and December 31, 2015 of $959 and $1,031, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $110 and $132, respectively, and gross unrecognized holding gains on previously OTTI securities of $34 and $61, respectively.

Contractual Maturity. The only non-MBS HTM security held at December 31, 2015 matured in 2016. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery of amortized cost. If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the security's amortized cost and its estimated fair value at the statement of condition date. For those impaired securities that meet neither of these conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of the security as described in Note 1 - Summary of Significant Accounting Policies and Note 6 - Other-Than-Temporary Impairment in our 2015 Form 10-K.

OTTI - Significant Inputs. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 1% to an increase of 10% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 3% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the three months ended September 30, 2016 on the one security for which an OTTI was determined to have occurred, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended September 30, 2016
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Prime - 2006	11%	15%	35%	0%

Results of OTTI Evaluation Process. As a result of our analysis, on one security initially impaired prior to January 1, 2015, OTTI credit losses of $75 and $168 were recognized for the three and nine months ended September 30, 2016, respectively, and OTTI credit losses of $29 and $61 were recognized for the three and nine months ended September 30, 2015, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

OTTI Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of September 30, 2016 are considered temporary.

Note 6 - Advances

We had advances outstanding, as presented below by year of contractual maturity, with current interest rates ranging from 0.28% to 7.53%.

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$89	2.58
Due in 1 year or less	10,710,689	0.76	11,969,004	0.63
Due after 1 year through 2 years	2,986,418	1.79	2,678,669	1.50
Due after 2 years through 3 years	1,885,480	1.95	2,511,090	1.83
Due after 3 years through 4 years	2,776,421	1.58	1,705,052	2.44
Due after 4 years through 5 years	1,892,448	1.48	2,638,688	1.22
Thereafter	6,077,380	1.12	5,304,876	1.30
Total advances, par value	26,328,836	1.19	26,807,468	1.13
Fair-value hedging adjustments	120,049		69,829
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	24,252		31,611
Total advances	$26,473,137		$26,908,908

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Overdrawn demand and overnight deposit accounts	$—	$89	$—	$89
Due in 1 year or less	17,027,539	17,669,284	10,889,189	12,224,004
Due after 1 year through 2 years	2,686,418	2,540,919	2,981,418	2,601,169
Due after 2 years through 3 years	1,825,980	2,309,925	1,880,480	2,491,090
Due after 3 years through 4 years	1,802,421	1,635,052	2,776,421	1,700,052
Due after 4 years through 5 years	1,220,948	1,553,688	2,181,448	2,635,688
Thereafter	1,765,530	1,098,511	5,619,880	5,155,376
Total advances, par value	$26,328,836	$26,807,468	$26,328,836	$26,807,468

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. As a result, all of their outstanding advances as of September 30, 2016 totaling $328,500 are due in one year or less.

Credit Risk Exposure and Security Terms. At September 30, 2016 and December 31, 2015, we had a total of $14.7 billion and $14.8 billion, respectively, of advances outstanding, at par, to single borrowers with balances that were greater than or equal to $1.0 billion. These advances, representing 56% and 55%, respectively, of total advances at par outstanding on those dates, were made to eight borrowers. At September 30, 2016 and December 31, 2015, we held sufficient collateral to secure the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and by type.

Term	September 30, 2016	December 31, 2015
Fixed-rate long-term mortgages	$7,887,336	$6,811,266
Fixed-rate medium-term (1) mortgages	1,169,663	1,170,789
Total mortgage loans held for portfolio, UPB	9,056,999	7,982,055
Unamortized premiums	207,333	162,875
Unamortized discounts	(1,566)	(1,832)
Fair-value hedging adjustments	8,014	3,817
Allowance for loan losses	(850)	(1,125)
Total mortgage loans held for portfolio, net	$9,269,930	$8,145,790

(1)	Defined as a term of 15 years or less at origination.

Type	September 30, 2016	December 31, 2015
Conventional	$8,532,055	$7,371,032
Government -guaranteed or -insured	524,944	611,023
Total mortgage loans held for portfolio, UPB	$9,056,999	$7,982,055

Product	September 30, 2016	December 31, 2015
MPP	$8,673,185	$7,543,183
MPF	383,814	438,872
Total mortgage loans held for portfolio, UPB	$9,056,999	$7,982,055

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

Credit Products. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At September 30, 2016 and December 31, 2015, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At September 30, 2016 and December 31, 2015, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the nine months ended September 30, 2016 or 2015.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Mortgage Loans.

MPP Credit Enhancements. The following table presents the activity in the LRA.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2016	2015	2016	2015
Balance of LRA, beginning of period	$105,565	$82,624	$91,552	$61,949
Additions	11,722	5,721	27,140	27,229
Claims paid	(301)	(393)	(786)	(940)
Distributions to PFIs	(38)	(66)	(958)	(352)
Balance of LRA, end of period	$116,948	$87,886	$116,948	$87,886

The following table presents the estimated impact of credit enhancements on the allowance for MPP loan losses.

MPP Credit Waterfall	September 30, 2016	December 31, 2015
Estimated incurred losses remaining after borrower's equity, before credit enhancements	$6,453	$6,132
Portion of estimated losses recoverable from PMI	(1,490)	(1,477)
Portion of estimated losses recoverable from LRA (1)	(902)	(550)
Portion of estimated losses recoverable from SMI	(3,411)	(3,245)
Allowance for unrecoverable PMI/SMI	100	140
Allowance for MPP loan losses	$750	$1,000

(1)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

MPF Credit Enhancements. CE fees paid to PFIs totaled $74 and $233 for the three and nine months ended September 30, 2016, respectively, compared with $87 and $271 for the three and nine months ended September 30, 2015, respectively. Performance-based CE fees may be withheld to cover losses allocated to us.

Any losses that occur in a pool will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of September 30, 2016 and December 31, 2015, our exposure under the FLA was $3,509 and $3,482, respectively. The PFIs’ CE obligations available to cover losses in excess of the FLA totaled $26,862 as of both September 30, 2016 and December 31, 2015. Any estimated losses that would be absorbed by the CE obligation are not included in our allowance for loan losses. The resulting allowance for MPF loan losses at September 30, 2016 and December 31, 2015 was $100 and $125, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present our key credit quality indicators for mortgage loans held for portfolio.

Delinquency Status as of September 30, 2016	Conventional	Government	Total
Past due:
30-59 days	$38,105	$15,837	$53,942
60-89 days	10,128	3,474	13,602
90 days or more	29,939	1,667	31,606
Total past due	78,172	20,978	99,150
Total current	8,696,450	512,925	9,209,375
Total mortgage loans, recorded investment	$8,774,622	$533,903	$9,308,525

Other Delinquency Statistics as of September 30, 2016
In process of foreclosure (1)	$19,276	$—	$19,276
Serious delinquency rate (2)	0.34%	0.31%	0.34%
Past due 90 days or more still accruing interest (3)	$24,702	$1,667	$26,369
On non-accrual status	6,456	—	6,456

Delinquency Status as of December 31, 2015	Conventional	Government	Total
Past due:
30-59 days	$41,704	$21,402	$63,106
60-89 days	11,609	5,099	16,708
90 days or more	37,938	3,123	41,061
Total past due	91,251	29,624	120,875
Total current	7,467,866	592,118	8,059,984
Total mortgage loans, recorded investment	$7,559,117	$621,742	$8,180,859

Other Delinquency Statistics as of December 31, 2015
In process of foreclosure (1)	$23,602	$—	$23,602
Serious delinquency rate (2)	0.50%	0.50%	0.50%
Past due 90 days or more still accruing interest (3)	$30,764	$3,123	$33,887
On non-accrual status	8,374	—	8,374

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The table below presents a rollforward of our allowance for loan losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance for Loan Losses	2016	2015	2016	2015
Balance, beginning of period	$850	$1,350	$1,125	$2,500
Charge-offs, net of recoveries	(85)	(45)	(143)	(807)
Provision for (reversal of) loan losses	85	(180)	(132)	(568)
Balance, end of period	$850	$1,125	$850	$1,125

The tables below present our allowance for loan losses by impairment methodology and the recorded investment in mortgage loans by impairment methodology.

Allowance for Loan Losses by Impairment Methodology	September 30, 2016	December 31, 2015
Conventional loans collectively evaluated for impairment	$761	$1,011
Conventional loans individually evaluated for impairment (1)	89	114
Total allowance for loan losses	$850	$1,125

Recorded Investment by Impairment Methodology
Conventional loans collectively evaluated for impairment	$8,758,314	$7,541,817
Conventional loans individually evaluated for impairment (1)	16,308	17,300
Total recorded investment	$8,774,622	$7,559,117

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of September 30, 2016 and December 31, 2015 of $3,034 and $4,639, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of September 30, 2016 and December 31, 2015 includes $17 and $68, respectively, for these potential claims.

Individually Evaluated Impaired Loans. The tables below present the impaired conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of individually impaired loans and related interest income recognized.

	September 30, 2016			December 31, 2015
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$15,930	$15,954	$—	$16,426	$16,389	$—
MPP conventional loans with allowance for loan losses	378	382	72	874	863	46
Total	$16,308	$16,336	$72	$17,300	$17,252	$46

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended		Three Months Ended
	September 30, 2016		September 30, 2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,620	$187	$17,724	$216
MPP conventional loans with allowance for loan losses	377	6	880	13
Total	$16,997	$193	$18,604	$229

	Nine Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,929	$574	$18,347	$671
MPP conventional loans with allowance for loan losses	380	34	883	92
Total	$17,309	$608	$19,230	$763
The table below presents the recorded investment of the performing and non-performing TDRs. Non-performing represents loans on non-accrual status only.

	September 30, 2016			December 31, 2015
Recorded Investment	Performing	Non-Performing	Total	Performing	Non-Performing	Total
MPP conventional loans	$14,724	$1,584	$16,308	$14,997	$2,303	$17,300
MPF conventional loans	157	—	157	160	—	160

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2016	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,263,105	$16,733	$296,870
Total derivatives designated as hedging instruments	24,263,105	16,733	296,870
Derivatives not designated as hedging instruments:
Interest-rate swaps	980,947	567	634
Interest-rate caps/floors	356,500	103	—
Interest-rate forwards	219,200	—	546
MDCs	220,100	533	42
Total derivatives not designated as hedging instruments	1,776,747	1,203	1,222
Total derivatives before adjustments	$26,039,852	17,936	298,092
Netting adjustments (1)		(178,543)	(178,543)
Cash collateral and related accrued interest(1)		300,846	(25,299)
Total derivatives, net		$140,239	$94,250

December 31, 2015
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,602,221	$32,179	$208,811
Total derivatives designated as hedging instruments	24,602,221	32,179	208,811
Derivatives not designated as hedging instruments:
Interest-rate swaps	252,417	421	77
Interest-rate caps/floors	340,500	62	1
Interest-rate forwards	106,300	51	82
MDCs	106,958	102	82
Total derivatives not designated as hedging instruments	806,175	636	242
Total derivatives before adjustments	$25,408,396	32,815	209,053
Netting adjustments (1)		(51,807)	(51,807)
Cash collateral and related accrued interest(1)		68,859	(76,632)
Total derivatives, net		$49,867	$80,614

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2016 and December 31, 2015 was $326,295 and $146,301, respectively. Cash collateral received from counterparties at September 30, 2016 and December 31, 2015 was $150 and $810, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$4,914	$123,874	$20,122	$174,280
Cleared	12,489	173,630	12,540	34,609
Total gross recognized amount	17,403	297,504	32,662	208,889
Gross amounts of netting adjustments and cash collateral
Uncleared	(4,914)	(30,212)	(17,858)	(93,830)
Cleared	127,217	(173,630)	34,910	(34,609)
Total gross amounts of netting adjustments and cash collateral	122,303	(203,842)	17,052	(128,439)
Net amounts after netting adjustments and cash collateral
Uncleared	—	93,662	2,264	80,450
Cleared	139,706	—	47,450	—
Total net amounts after netting adjustments and cash collateral	139,706	93,662	49,714	80,450
Derivative instruments not meeting netting requirements (1)	533	588	153	164
Total derivatives, at estimated fair value	$140,239	$94,250	$49,867	$80,614

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2016	2015	2016	2015
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(4,680)	$38	$(7,257)	$6,479
Total net gain (loss) related to fair-value hedge ineffectiveness	(4,680)	38	(7,257)	6,479
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	174	(344)	(1,239)	521
Interest-rate caps/floors	7	(42)	(40)	(193)
Interest-rate forwards	(1,411)	(2,434)	(6,748)	(3,782)
Net interest settlements	(48)	103	(172)	595
MDCs	1,132	2,020	5,740	1,104
Total net gain (loss) on derivatives not designated as hedging instruments	(146)	(697)	(2,459)	(1,755)
Net gains (losses) on derivatives and hedging activities	$(4,826)	$(659)	$(9,716)	$4,724

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2016	Derivative	Item	Ineffectiveness	Income (1)
Advances	$63,062	$(63,144)	$(82)	$(21,698)
AFS securities	46,587	(55,011)	(8,424)	(23,443)
CO bonds	(16,709)	20,535	3,826	4,365
Total	$92,940	$(97,620)	$(4,680)	$(40,776)

Three Months Ended September 30, 2015
Advances	$(73,324)	$72,760	$(564)	$(39,511)
AFS securities	(19,310)	19,056	(254)	(24,419)
CO bonds	14,118	(13,262)	856	14,487
Total	$(78,516)	$78,554	$38	$(49,443)

Nine Months Ended September 30, 2016
Advances	$(56,653)	$56,834	$181	$(75,602)
AFS securities	(64,668)	52,251	(12,417)	(75,534)
CO Bonds	4,087	892	4,979	14,632
Total	$(117,234)	$109,977	$(7,257)	$(136,504)

Nine Months Ended September 30, 2015
Advances	$(62,544)	$64,252	$1,708	$(118,180)
AFS securities	1,531	(2,772)	(1,241)	(73,151)
CO Bonds	24,355	(18,343)	6,012	45,728
Total	$(36,658)	$43,137	$6,479	$(145,603)

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

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2016 was $118,960, for which we have posted collateral, including accrued interest, with an estimated fair value of $25,299 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $588 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $5,000 of collateral (at estimated fair value) to our uncleared derivative counterparties at September 30, 2016.

For cleared derivatives, the clearinghouse determines initial margin requirements, and credit ratings are not generally factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. We were not required by our clearing agents to post additional initial margin at September 30, 2016.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

We are the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf); we are also jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations totaled $967.7 billion and $905.2 billion at September 30, 2016 and December 31, 2015, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2016	December 31, 2015
Book value (1)	$16,392,571	$19,251,376
Par value	16,405,036	19,267,423

Weighted average effective interest rate	0.37%	0.31%

(1)	Amounts include impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,911,160	0.72	$14,492,585	0.48
Due after 1 year through 2 years	6,196,240	1.11	3,909,310	1.16
Due after 2 years through 3 years	2,512,330	1.65	1,468,570	1.56
Due after 3 years through 4 years	1,901,815	2.84	1,034,375	2.56
Due after 4 years through 5 years	889,980	2.33	1,683,800	3.18
Thereafter	5,335,000	2.98	5,278,000	3.21
Total CO bonds, par value	32,746,525	1.40	27,866,640	1.39
Unamortized premiums	28,431		27,253
Unamortized discounts	(12,892)		(13,185)
Unamortized concessions (1)	(13,140)		(11,113)
Fair-value hedging adjustments	(8,778)		(7,978)
Total CO bonds	$32,740,146		$27,861,617

(1)	Amounts include impact of change in accounting principle. See Note 1 - Summary of Significant Accounting Policies and Change in Accounting Principle for additional information.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our participation in CO bonds outstanding by redemption feature and contractual maturity or next call date.

Redemption Feature	September 30, 2016	December 31, 2015
Non-callable / non-putable	$26,043,525	$21,550,640
Callable	6,703,000	6,316,000
Total CO bonds, par value	$32,746,525	$27,866,640

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$22,366,160	$20,690,585
Due after 1 year through 2 years	5,208,240	3,209,310
Due after 2 years through 3 years	2,230,330	919,570
Due after 3 years through 4 years	1,399,815	697,375
Due after 4 years through 5 years	476,980	1,219,800
Thereafter	1,065,000	1,130,000
Total CO bonds, par value	$32,746,525	$27,866,640

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2016	2015	2016	2015
Balance at beginning of period	$25,923	$35,120	$31,103	$36,899
Assessment (expense)	2,786	3,121	8,603	10,338
Subsidy usage, net (1)	(5,040)	(5,258)	(16,037)	(14,254)
Balance at end of period	$23,669	$32,983	$23,669	$32,983

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present the activity, contractual year of redemption and distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2016	2015	2016	2015
Liability at beginning of period	$177,603	$14,341	$14,063	$15,673
Reclassification from capital stock	4,158	—	183,056	—
Redemptions/repurchases	(2,576)	(157)	(18,972)	(1,489)
Accrued distributions	34	—	1,072	—
Liability at end of period	$179,219	$14,184	$179,219	$14,184

MRCS Contractual Year of Redemption	September 30, 2016	December 31, 2015
Year 1 (1)	$17,806	$8,996
Year 2	5,054	—
Year 3	13	5,054
Year 4	—	13
Year 5 (2)	4,158	—
Thereafter (2)	152,188	—
Total MRCS	$179,219	$14,063

(1)
Balances at September 30, 2016 and December 31, 2015 include $6,218 and $2,479, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)	Represents the five-year redemption period of outstanding Class B stock held by the captive insurance companies following their termination of membership by February 19, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2016	2015	2016	2015
Recorded as interest expense	$1,880	$135	$4,748	$391
Recorded as distributions from retained earnings	34	—	1,072	—
Total	$1,914	$135	$5,820	$391

Capital Requirements. We are subject to capital requirements under our capital plan and the Finance Agency regulations as disclosed in Note 15 - Capital in our 2015 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2016 and December 31, 2015. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2016		December 31, 2015
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$629,606	$2,478,876	$505,364	$2,376,982

Regulatory permanent capital-to-asset ratio	4.00%	4.69%	4.00%	4.70%
Regulatory permanent capital	$2,116,371	$2,478,876	$2,024,805	$2,376,982

Leverage ratio	5.00%	7.03%	5.00%	7.04%
Leverage capital	$2,645,463	$3,718,314	$2,531,007	$3,565,473

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI for the three and nine months ended September 30, 2015 and 2016.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, June 30, 2015	$14,674	$36,567	$(151)	$(8,242)	$42,848
OCI before reclassifications:
Net change in unrealized gains (losses)	(13,280)	(2,615)	—	—	(15,895)
Net change in fair value	—	(86)	—	—	(86)
Accretion of non-credit losses	—	—	9	—	9
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	29	—	—	29
Pension benefits, net	—	—	—	(413)	(413)
Total other comprehensive income (loss)	(13,280)	(2,672)	9	(413)	(16,356)

Balance, September 30, 2015	$1,394	$33,895	$(142)	$(8,655)	$26,492

Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220
OCI before reclassifications:
Net change in unrealized gains (losses)	24,784	564	—	—	25,348
Net change in fair value	—	(131)	—	—	(131)
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	75	—	—	75
Pension benefits, net	—	—	—	(310)	(310)
Total other comprehensive income (loss)	24,784	508	6	(310)	24,988

Balance, September 30, 2016	$23,975	$24,585	$(110)	$(8,242)	$40,208

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660
OCI before reclassifications:
Net change in unrealized gains (losses)	(14,684)	(4,146)	—	—	(18,830)
Net change in fair value	—	(192)	—	—	(192)
Accretion of non-credit losses	—	—	33	—	33
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	61	—	—	61
Pension benefits, net	—	—	—	(1,240)	(1,240)
Total other comprehensive income (loss)	(14,684)	(4,277)	33	(1,240)	(20,168)

Balance, September 30, 2015	$1,394	$33,895	$(142)	$(8,655)	$26,492

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878
OCI before reclassifications:
Net change in unrealized gains (losses)	23,878	(5,733)	—	—	18,145
Net change in fair value	—	(79)	—	—	(79)
Accretion of non-credit losses	—	—	22	—	22
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	168	—	—	168
Pension benefits, net	—	—	—	(926)	(926)
Total other comprehensive income (loss)	23,878	(5,644)	22	(926)	17,330

Balance, September 30, 2016	$23,975	$24,585	$(110)	$(8,242)	$40,208

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$38,109	$11,421	$49,530	$30,844	$17,260	$48,104
Provision for (reversal of) credit losses	—	85	85	—	(180)	(180)
Other income (loss)	(3,927)	(243)	(4,170)	425	(387)	38
Other expenses	16,357	2,942	19,299	15,269	1,971	17,240
Income before assessments	17,825	8,151	25,976	16,000	15,082	31,082
Affordable Housing Program assessments	1,971	815	2,786	1,612	1,509	3,121
Net income	$15,854	$7,336	$23,190	$14,388	$13,573	$27,961

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$103,599	$40,901	$144,500	$93,511	$50,630	$144,141
Provision for (reversal of) credit losses	—	(132)	(132)	—	(568)	(568)
Other income (loss)	(6,387)	(868)	(7,255)	14,098	(2,543)	11,555
Other expenses	47,583	8,516	56,099	45,941	7,330	53,271
Income before assessments	49,629	31,649	81,278	61,668	41,325	102,993
Affordable Housing Program assessments	5,438	3,165	8,603	6,205	4,133	10,338
Net income	$44,191	$28,484	$72,675	$55,463	$37,192	$92,655

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2016	$43,639,339	$9,269,930	$52,909,269
December 31, 2015	42,462,314	8,145,790	50,608,104

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

	September 30, 2016
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$658,314	$658,314	$658,314	$—	$—	$—
Interest-bearing deposits	155,359	155,359	155,028	331	—	—
Securities purchased under agreements to resell	2,250,000	2,250,000	—	2,250,000	—	—
Federal funds sold	1,450,000	1,450,000	—	1,450,000	—	—
AFS securities	6,349,317	6,349,317	—	6,069,634	279,683	—
HTM securities	6,000,371	6,072,716	—	6,010,852	61,864	—
Advances	26,473,137	26,436,078	—	26,436,078	—	—
Mortgage loans held for portfolio, net	9,269,930	9,622,451	—	9,596,652	25,799	—
Accrued interest receivable	94,380	94,380	—	94,380	—	—
Derivative assets, net	140,239	140,239	—	17,936	—	122,303
Grantor trust assets (included in other assets)	17,022	17,022	17,022	—	—	—

Liabilities:
Deposits	578,232	578,232	—	578,232	—	—
Consolidated Obligations:
Discount notes	16,392,571	16,405,036	—	16,405,036	—	—
Bonds	32,740,146	33,270,810	—	33,270,810	—	—
Accrued interest payable	90,595	90,595	—	90,595	—	—
Derivative liabilities, net	94,250	94,250	—	298,092	—	(203,842)
MRCS	179,219	179,219	179,219	—	—	—

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

					Netting
September 30, 2016	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$5,077,774	$—	$5,077,774	$—	$—
GSE MBS	991,860	—	991,860	—	—
Private-label RMBS	279,683	—	—	279,683	—
Total AFS securities	6,349,317	—	6,069,634	279,683	—
Derivative assets:
Interest-rate related	139,706	—	17,403	—	122,303
Interest-rate forwards	—	—	—	—	—
MDCs	533	—	533	—	—
Total derivative assets, net	140,239	—	17,936	—	122,303
Grantor trust assets (included in other assets)	17,022	17,022	—	—	—
Total assets at recurring estimated fair value	$6,506,578	$17,022	$6,087,570	$279,683	$122,303

Derivative liabilities:
Interest-rate related	$93,662	$—	$297,504	$—	$(203,842)
Interest-rate forwards	546	—	546	—	—
MDCs	42	—	42	—	—
Total derivative liabilities, net	94,250	—	298,092	—	(203,842)
Total liabilities at recurring estimated fair value	$94,250	$—	$298,092	$—	$(203,842)

Mortgage loans held for portfolio (2)	$3,844	$—	$—	$3,844	$—
Total assets at non-recurring estimated fair value	$3,844	$—	$—	$3,844	$—

December 31, 2015
AFS securities:
GSE and TVA debentures	$3,480,542	$—	$3,480,542	$—	$—
GSE MBS	269,421	—	269,421	—	—
Private-label RMBS	319,186	—	—	319,186	—
Total AFS securities	4,069,149	—	3,749,963	319,186	—
Derivative assets:
Interest-rate related	49,714	—	32,662	—	17,052
Interest-rate forwards	51	—	51	—	—
MDCs	102	—	102	—	—
Total derivative assets, net	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	—	—	—
Total assets at recurring estimated fair value	$4,134,426	$15,410	$3,782,778	$319,186	$17,052

Derivative liabilities:
Interest-rate related	$80,450	$—	$208,889	$—	$(128,439)
Interest-rate forwards	82	—	82	—	—
MDCs	82	—	82	—	—
Total derivative liabilities, net	80,614	—	209,053	—	(128,439)
Total liabilities at recurring estimated fair value	$80,614	$—	$209,053	$—	$(128,439)

Mortgage loans held for portfolio (3)	$4,449	$—	$—	$4,449	$—
Total assets at non-recurring estimated fair value	$4,449	$—	$—	$4,449	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2)	Amounts are as of the date the fair value adjustment was recorded during the nine months ended September 30, 2016.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Rollforward - AFS private-label RMBS	2016	2015	2016	2015
Balance, beginning of period	$288,143	$364,719	$319,186	$401,050
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	2,064	2,580	7,364	5,941
Net gains (losses) on changes in fair value in other income (loss)	(75)	(29)	(168)	(61)
Non-credit portion in OCI
Net change in fair value not in excess of cumulative non-credit losses in OCI	(131)	(86)	(79)	(192)
Unrealized gains (losses) in OCI	564	(2,615)	(5,733)	(4,146)
Reclassification of non-credit portion in OCI to other income (loss)	75	29	168	61
Purchases, issuances, sales and settlements:
Settlements	(10,957)	(22,296)	(41,055)	(60,351)
Balance, end of period	$279,683	$342,302	$279,683	$342,302

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,989	$2,550	$6,336	$5,879

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2016
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$109,959	$197,282	$307,241
Unused lines of credit (1)	1,060,111	—	1,060,111
Commitments to fund or purchase mortgage loans (2)	220,100	—	220,100
Unsettled CO bonds, at par	262,000	—	262,000
Unsettled Discount Notes, at par	400	—	400

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Pledged Collateral. At September 30, 2016 and December 31, 2015, we had pledged cash collateral, at par, of $326,287 and $146,280, respectively, to counterparties and clearing agents. At September 30, 2016 and December 31, 2015, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. These payments, net of legal fees and litigation expenses, totaled $0 and $60 for the three and nine months ended September 30, 2016 compared to $0 and $4,732 for the three and nine months ended September 30, 2015, respectively, and were recorded in other income. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

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

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Flagstar Bank, FSB	Par value	% of Total	Par value	% of Total	UPB	% of Total
September 30, 2016	$171,535	11%	$2,460,000	9%	$265,464	3%
December 31, 2015	169,881	11%	3,541,000	13%	337,498	4%

(1)	Represents UPB of mortgage loans purchased from related party.

We received net proceeds from issuances of capital stock to Flagstar Bank, FSB of $0 and $1,654 during the three and nine months ended September 30, 2016, respectively, as compared to net payments to that member for repurchases of capital stock of $0 and $42,275 during the three and nine months ended September 30, 2015, respectively. We had net advances to (repayments from) Flagstar Bank, FSB of $(183,700) and $(1,081,000) during the three and nine months ended September 30, 2016, respectively, and $(174,000) and $1,510,000 during the three and nine months ended September 30, 2015, respectively. We did not acquire any mortgage loans from related parties during the three or nine months ended September 30, 2016 or 2015.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Transactions with Directors' Financial Institutions. The following table presents the aggregate outstanding balances with respect to transactions with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances		Mortgage Loans Held for Portfolio (1)
Date	Par value	% of Total	Par value	% of Total	UPB	% of Total
September 30, 2016	$50,760	3%	$785,973	3%	$215,112	2%
December 31, 2015	34,457	2%	374,122	1%	208,137	3%

(1)	Represents UPB of mortgage loans purchased from directors' financial institutions.

The par values at September 30, 2016 include outstanding capital stock and advances of $13,045 and $205,357, respectively, to a member that became a director's financial institution through a merger during the nine months ended September 30, 2016. Those par values also include outstanding capital stock and advances of $3,960 and $88,000, respectively, to a member that became a director's financial institution through the director's election to our board of directors effective January 1, 2016. Additionally, the par values at September 30, 2016 include outstanding capital stock and advances of $1,395 and $17,700, respectively, to a member that became a director's financial institution through a change in a director's affiliation during the nine months ended September 30, 2016.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions with Directors' Financial Institutions	2016	2015	2016	2015
Net advances (repayments)	$6,681	$(24,426)	$170,642	$(27,046)
Mortgage loans purchased	10,891	12,062	31,308	33,186

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
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our 2015 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

In September, 2016, the FOMC maintained the federal funds target range at 0.25% to 0.50%, noting an improvement in economic activity. Favorable signs include solid job gains and growth of household spending. However, business fixed investment continued to be soft, which partially offset the favorable factors. The FOMC noted that the inflation rate remains below the 2 percent objective. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on U.S. Treasuries edged higher during the third quarter of 2016. The 10-year yield increased approximately 5 bps to 1.6% at September 30, 2016.

U.S. GDP increased at an annual rate of 2.9% for the third quarter of 2016 based on the "advance" estimate by the Bureau of Economic Analysis. Personal consumption spending, nonresidential fixed investment, private inventory investment, federal government spending, and exports were cited as contributors to GDP growth during this period.
The U.S. Bureau of Labor Statistics reported continued job growth nationally in September, 2016. Gains in professional and business services and in health care were cited as drivers of job growth. The unemployment rate of 5.0% continued a pattern of little change since August, 2015. The preliminary September, 2016 unemployment rates for Indiana and Michigan were 4.6% and 4.5%, respectively, comparable to their rates for the previous month.
Indiana University’s Center for Econometric Model Research projects Indiana's unemployment rate to remain fairly stable through 2018, though manufacturing employment is projected to begin to decline. The University of Michigan Research Seminar in Quantitative Economics anticipates Michigan’s job growth rate remaining near 1.0% through 2018. The report cites professional and business services, construction, and trade-transportation-utilities as key job producers during the forecast period.
Freddie Mac’s September 20, 2016 Outlook projects the total home sales level for 2016 to be the highest since 2006. Favorable homebuyer affordability measures have helped to bolster sales, as the impact of rising home prices has been more than offset by declining interest rates. This trend is projected to gradually reverse should home prices continue to increase and interest rates begin to rise.

Impact on Operating Results. Market interest rates and trends affect our funding costs and yields on earning assets, including advances, purchased mortgage loans, and our investment portfolio. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios.

Lending and investing activity by our member financial institutions is a key driver for our balance sheet and income growth. Local economic factors, particularly relating to the housing market, influence demand for advances and MPP sales activity by our member financial institutions in Indiana and Michigan. Recent economic data for Indiana and Michigan suggest improving conditions and positive trends, though at a modest pace.

See Results of Operations and Changes in Financial Condition herein for a detailed discussion of our results.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Statement of Condition:
Advances	$26,473	$26,465	$25,443	$26,909	$24,297
Cash and investments (1)	16,864	16,471	16,503	15,347	14,145
Mortgage loans held for portfolio, net	9,270	8,772	8,313	8,146	8,084
Total assets (2)	52,909	52,001	50,507	50,608	46,736
Discount notes (2)	16,393	15,920	15,055	19,251	14,425
CO bonds (2)	32,740	32,467	31,958	27,862	28,873
Total consolidated obligations (2)	49,133	48,387	47,013	47,113	43,298
MRCS	179	178	193	14	14
Capital stock, Class B putable	1,438	1,400	1,375	1,528	1,453
Retained earnings (3)	862	854	845	835	822
AOCI	40	15	17	23	26
Total capital	2,340	2,269	2,237	2,386	2,301

Statement of Income:
Net interest income	$49	$47	$49	$52	$48
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(4)	(2)	(1)	(2)	—
Other expenses	19	18	19	19	17
Affordable Housing Program assessments	3	3	3	3	3
Net income	$23	$24	$26	$28	$28

Selected Financial Ratios:
Net interest margin (2) (4)	0.38%	0.36%	0.40%	0.43%	0.42%
Return on average equity (5)	4.03%	4.15%	4.63%	4.87%	4.89%
Return on average assets (2) (5)	0.18%	0.18%	0.21%	0.24%	0.24%
Weighted average dividend rate (6)	4.25%	4.25%	4.25%	4.25%	4.25%
Dividend payout ratio (7)	63.28%	68.28%	58.74%	53.61%	56.88%
Total capital ratio (8)	4.42%	4.36%	4.43%	4.71%	4.92%
Total regulatory capital ratio (9)	4.69%	4.68%	4.78%	4.70%	4.90%
Average equity to average assets (2)	4.41%	4.32%	4.62%	4.83%	4.92%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

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

(7)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, would be 65%, 57%, 56%, 54% and 47%, respectively.

(8)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(9)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Comparative Highlights	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net interest income	$49	$48	$1	3%	$145	$144	$1	—%
Provision for (reversal of) credit losses	—	—	—	147%	—	(1)	1	77%
Net interest income after provision for credit losses	49	48	1	2%	145	145	—	—%
Other income (loss)	(4)	—	(4)	NM(1)	(7)	11	(18)	(163%)
Other expenses	19	17	2	12%	56	53	3	5%
Income before assessments	26	31	(5)	(16%)	82	103	(21)	(21%)
AHP assessments	3	3	—	(11%)	9	10	(1)	(17%)
Net income	23	28	(5)	(17%)	73	93	(20)	(22%)
Total other comprehensive income (loss)	25	(17)	42	253%	17	(21)	38	186%
Total comprehensive income	$48	$11	$37	315%	$90	$72	$18	24%

(1)	Not meaningful.

The decrease in net income for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to net unrealized losses on derivatives and hedging activities.

The decrease in net income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to net unrealized losses on derivatives and hedging activities and, to a lesser extent, lower net proceeds from litigation settlements related to certain private-label RMBS.

The increase in total OCI for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to an increase in the unrealized gains on non-OTTI AFS securities.

Changes in Financial Condition for the Nine Months Ended September 30, 2016. The following table presents the changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2016	December 31, 2015	$ Change	% Change
Advances	$26,473	$26,909	$(436)	(2%)
Mortgage loans held for portfolio, net	9,270	8,146	1,124	14%
Cash and investments (1)	16,864	15,347	1,517	10%
Other assets (2)	302	206	96	46%
Total assets (2)	$52,909	$50,608	$2,301	5%

Consolidated obligations (2)	$49,133	$47,113	$2,020	4%
MRCS	179	14	165	1,174%
Other liabilities	1,257	1,095	162	15%
Total liabilities (2)	50,569	48,222	2,347	5%
Capital stock, Class B putable	1,438	1,528	(90)	(6%)
Retained earnings (3)	862	835	27	3%
AOCI	40	23	17	76%
Total capital	2,340	2,386	(46)	(2%)
Total liabilities and capital (2)	$52,909	$50,608	$2,301	5%

Total regulatory capital (4)	$2,479	$2,377	$102	4%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	December 31, 2015 balances reclassified for change in accounting principle related to unamortized concessions on consolidated obligations.

(3)	Includes restricted retained earnings at September 30, 2016 and December 31, 2015 of $144 million and $130 million, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at September 30, 2016 compared to December 31, 2015 was attributable to a net increase in investments and mortgage loans partially offset by a net decrease in advances.

The increase in total liabilities at September 30, 2016 compared to December 31, 2015 was attributable to a net increase in consolidated obligations to fund our asset growth and, to a lesser extent, an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

The decrease in total capital at September 30, 2016 compared to December 31, 2015 was due to the reclassification of all of the capital stock held by captive insurance company members to MRCS as a result of the Final Membership Rule.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015.

Net Interest Income. The following table presents average daily balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,245	$4	0.41%	$3,780	$1	0.12%
Investment securities (2)	12,241	49	1.59%	9,823	36	1.49%
Advances (3)	25,972	55	0.85%	23,801	33	0.54%
Mortgage loans held for portfolio (3)	9,015	68	3.00%	8,043	69	3.39%
Other assets (interest-earning) (4)	382	1	0.71%	193	(1)	(1.51%)
Total interest-earning assets	51,855	177	1.36%	45,640	138	1.21%
Other assets (5)	38			419
Total assets	$51,893			$46,059

Liabilities and Capital:
Interest-bearing deposits	$645	—	0.12%	$667	—	0.01%
Discount notes	16,154	17	0.41%	13,048	4	0.15%
CO bonds (3)	31,879	109	1.36%	29,643	86	1.14%
MRCS	176	2	4.24%	14	—	3.76%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	48,854	128	1.04%	43,372	90	0.83%
Other liabilities	749			419
Total capital	2,290			2,268
Total liabilities and capital	$51,893			$46,059

Net interest income		$49			$48

Net spread on interest-earning assets less interest-bearing liabilities			0.32%			0.38%

Net interest margin (6)			0.38%			0.42%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,228	$12	0.38%	$3,516	$3	0.11%
Investment securities (2)	11,836	132	1.49%	10,029	110	1.47%
Advances (3)	25,772	156	0.81%	22,406	91	0.54%
Mortgage loans held for portfolio (3)	8,583	205	3.19%	7,609	195	3.43%
Other assets (interest-earning) (4)	325	2	0.75%	216	(1)	(0.36%)
Total interest-earning assets	50,744	507	1.33%	43,776	398	1.22%
Other assets (5)	280			332
Total assets	$51,024			$44,108

Liabilities and Capital:
Interest-bearing deposits	$598	—	0.09%	$711	—	0.01%
Discount notes	16,251	47	0.39%	11,609	11	0.13%
CO Bonds (3)	31,085	310	1.33%	28,558	243	1.14%
MRCS	144	5	4.41%	15	—	3.49%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	48,078	362	1.01%	40,893	254	0.83%
Other liabilities	676			841
Total capital	2,270			2,374
Total liabilities and capital	$51,024			$44,108

Net interest income		$145			$144

Net spread on interest-earning assets less interest-bearing liabilities			0.32%			0.39%

Net interest margin (6)			0.38%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.06			1.07

(1)	Annualized.

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

Yields. The yield on total interest-earning assets for the three months ended September 30, 2016 was 1.36%, an increase of 15 bps compared to the three months ended September 30, 2015, resulting primarily from higher yields on advances and investment securities, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of MPP loans, resulting in accelerated amortization of purchased premiums on our newer loans. The cost of total interest-bearing liabilities for the three months ended September 30, 2016 was 1.04%, an increase of 21 bps from the prior year period due to higher funding costs on consolidated obligations and accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage portfolios which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.32% for the three months ended September 30, 2016 from 0.38% for the three months ended September 30, 2015.

The yield on total interest-earning assets for the nine months ended September 30, 2016 was 1.33%, an increase of 11 bps compared to the nine months ended September 30, 2015, resulting primarily from higher yields on advances, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of MPP loans, resulting in accelerated amortization of purchased premiums on our newer loans. The cost of total interest-bearing liabilities for the nine months ended September 30, 2016 was 1.01%, an increase of 18 bps from the prior year period due to higher funding costs on consolidated obligations and accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage portfolios which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.32% for the nine months ended September 30, 2016 from 0.39% for the nine months ended September 30, 2015.

Additionally, the cost of interest-bearing liabilities was higher by $2 million and $5 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, as a result of higher interest expense on MRCS due to a reclassification of all of the captive insurance company members' capital stock to MRCS effective with the Final Membership Rule.

Average Balances. The average balances of interest-earning assets for the three and nine months ended September 30, 2016 increased compared to the same periods in 2015, largely related to advances and investment securities. The average amount of advances outstanding increased by 9% and 15% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 generally due to members' higher funding needs. The increase in the average balances of investments was due primarily to purchases of GSE debentures and MBS. Additionally, the average amount of mortgage loans held for portfolio outstanding increased by 12% and 13% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due to purchases from members under MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The change in the provision for credit losses for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was not material.

Other Income (Loss). The following table presents the components of other income ($ amounts in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components	2016	2015	2016	2015
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(5)	(1)	(10)	5
Other
Litigation settlements, net (1)	—	—	—	5
Other miscellaneous	1	1	3	1
Total other income (loss)	$(4)	$—	$(7)	$11

(1)	See Notes to Financial Statements - Note 16 - Commitments and Contingencies for additional information on litigation settlements.

The decrease in total other income for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to net unrealized losses on derivatives and hedging activities and, in addition, for the nine month period, lower net proceeds from litigation settlements related to certain private-label RMBS.

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

The Bank uses interest rate swaps to hedge the risk of changes in the fair value of certain of its advances, consolidated obligations and AFS securities due to changes in the benchmark interest rate (LIBOR). These hedging relationships are designated as fair value hedges. To the extent these relationships qualify for hedge accounting, changes in the estimated fair value of the derivative and changes in the fair value of the hedged item that are attributable to the hedged risk are recorded in earnings. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility.

For those hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest rate swaps, i.e., hedge ineffectiveness, were net losses of $5 million and $8 million for the three and nine months ended September 30, 2016, respectively, compared to a net gain of $38 thousand and $6 million for the three and nine months ended September 30, 2015, respectively.

To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded net losses of $146 thousand and $2 million for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $697 thousand and $1 million for the three and nine months ended September 30, 2015, respectively.

The tables below present the net effect of derivatives on net interest income and other income (loss) within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended September 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$1
Net interest settlements (2)	(22)	(24)	—	5	—	(41)
Total net interest income	(22)	(23)	—	5	—	(40)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(9)	—	4	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	(9)	—	4	—	(5)
Total net effect of derivatives and hedging activities	$(22)	$(32)	$—	$9	$—	$(45)

Three Months Ended September 30, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$2	$—	$(2)	$—	$—
Net interest settlements (2)	(40)	(24)	—	15	—	(49)
Total net interest income	(40)	(22)	—	13	—	(49)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	—	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	(1)
Net gains (losses) on derivatives and hedging activities	—	—	(1)	—	—	(1)
Total net effect of derivatives and hedging activities	$(40)	$(22)	$(1)	$13	$—	$(50)

Nine Months Ended September 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$7	$(1)	$—	$—	$6
Net interest settlements (2)	(76)	(76)	—	15	—	(137)
Total net interest income	(76)	(69)	(1)	15	—	(131)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(13)	—	5	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(1)	—	(1)	—	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(13)	(1)	5	—	(10)
Total net effect of derivatives and hedging activities	$(77)	$(82)	$(2)	$20	$—	$(141)

Nine Months Ended September 30, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$8	$(1)	$(4)	$—	$3
Net interest settlements (2)	(118)	(73)	—	46	—	(145)
Total net interest income	(118)	(65)	(1)	42	—	(142)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(1)	—	6	—	6
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(3)	2	—	(1)
Net gains (losses) on derivatives and hedging activities	1	(1)	(3)	8	—	5
Total net effect of derivatives and hedging activities	$(117)	$(66)	$(4)	$50	$—	$(137)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2016	2015	2016	2015
Compensation and benefits	$11	$10	$33	$32
Other operating expenses	7	6	18	16
Finance Agency and Office of Finance expenses	1	1	4	4
Other	—	—	1	1
Total other expenses	$19	$17	$56	$53

The increase in other operating expenses for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to higher professional fees and services as well as software amortization and maintenance fees.

Total Other Comprehensive Income (Loss). Total other comprehensive income for the three and nine months ended September 30, 2016 consisted primarily of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the three and nine months ended September 30, 2015 consisted primarily of unrealized losses on OTTI and other AFS securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional Segment	2016	2015	2016	2015
Net interest income	$38	$31	$104	$94
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(4)	—	(6)	14
Other expenses	16	15	48	46
Income before assessments	18	16	50	62
Total assessments	2	2	6	6
Net income	$16	$14	$44	$56

The increase in net income for the traditional segment for the three months ended September 30, 2016 compared to the same period in 2015 was due to higher interest income primarily as a result of a higher average balance of advances and investments outstanding. This was partially offset by net unrealized losses on derivatives and hedging activities.

The decrease in net income for the traditional segment for the nine months ended September 30, 2016 compared to the same period in 2015 was due to net unrealized losses on derivatives and hedging activities as well as lower net proceeds from litigation settlements related to certain private-label RMBS. This decrease was partially offset by higher net interest income primarily as a result of a higher average balance of advances and investments outstanding.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participation interests purchased from 2012 to 2014 through the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Segment	2016	2015	2016	2015
Net interest income	$11	$17	$41	$50
Provision for (reversal of) credit losses	—	—	—	(1)
Other income (loss)	—	—	(1)	(3)
Other expenses	3	2	8	7
Income before assessments	8	15	32	41
Total assessments	1	1	3	4
Net income	$7	$14	$29	$37

The decrease in net income for the mortgage loans segment for the three and nine months ended September 30, 2016 compared to the same periods in 2015 was primarily due to a decrease in net interest income resulting from an increase in prepayments of MPP loans causing accelerated amortization of purchased premiums on our newer loans. The decrease also resulted from higher funding costs and the accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. Partially offsetting this decrease was an increase in the average balance of mortgage loans outstanding.

Analysis of Financial Condition

Total Assets. The table below presents our major asset categories ($ amounts in millions).

	September 30, 2016		December 31, 2015
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$26,473	50%	$26,909	53%
Mortgage loans held for portfolio, net	9,270	17%	8,146	16%
Cash and short-term investments	4,514	9%	4,932	10%
Investment securities	12,350	23%	10,415	21%
Other assets (1)	302	1%	206	—%
Total assets	$52,909	100%	$50,608	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $52.9 billion as of September 30, 2016, a net increase of $2.3 billion or 5% compared to December 31, 2015. This increase was primarily due to an increase in investment securities and mortgage loans held for portfolio. These increases were partially offset by a decrease in advances and cash and short-term investments, which altered the mix of our assets during the period.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $26.5 billion at September 30, 2016, a net decrease of $436 million or 2% compared to December 31, 2015. This decrease was primarily due to repayments by depository institution members and repayments by, and restrictions upon new or renewed advances to, captive insurance companies as a result of the Final Membership Rule.

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

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership are no longer eligible for new or renewed advances and shall have their membership terminated by February 19, 2017. Upon termination, all of their outstanding advances shall be repaid.

The table below presents advances by type of financial institution ($ amounts in millions).

	September 30, 2016		December 31, 2015
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings associations	$9,547	36%	$10,167	38%
Credit unions	2,279	9%	2,194	8%
Total depository institutions	11,826	45%	12,361	46%
Insurance companies:
Captive insurance companies (1)	329	1%	825	3%
Captive insurance companies (2)	3,495	14%	3,506	13%
Other insurance companies	10,584	40%	9,948	37%
Total insurance companies	14,408	55%	14,279	53%

Total members	26,234	100%	26,640	99%

Former members	95	—%	167	1%

Total advances	$26,329	100%	$26,807	100%

(1)	Consists of those whose membership terminates by February 19, 2017.

(2)	Consists of those whose membership terminates by February 19, 2021.

Certain of our advances may be prepaid by the member without incurring a prepayment or termination fee. At September 30, 2016 and December 31, 2015, we had $7.1 billion and $6.5 billion, respectively, of such advances outstanding, at par, which represent 27% and 24% of total advances, respectively. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences and regulatory considerations. During the nine months ended September 30, 2016, we purchased $2.2 billion of conventional mortgage loans through MPP Advantage.

The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under its housing goals regulation, the Finance Agency will establish low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program and will determine their housing goals performance. In 2015, our conventional mortgage purchase volume exceeded $2.5 billion. The Finance Agency determined with respect to 2015, however, that it would not require us to submit a housing plan, which could otherwise have been required under the regulation if we exceeded the mortgage purchase threshold and fail to meet the low-income housing goals. In anticipation that our 2016 conventional mortgage purchase volume may exceed $2.5 billion, in July 2016, our Board of Directors authorized the Bank to purchase up to $3.0 billion of conventional mortgage loans from our members in 2016. Subsequent to September 30, 2016, our conventional mortgage purchase volume for the year has exceeded $2.5 billion.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2016		December 31, 2015
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,176	13%	$1,424	18%
Conventional Advantage	7,050	78%	5,596	70%
FHA	447	5%	523	7%
Total MPP	8,673	96%	7,543	95%
MPF Program:
Conventional	306	3%	351	4%
Government	78	1%	88	1%
Total MPF Program	384	4%	439	5%

Total mortgage loans held for portfolio	$9,057	100%	$7,982	100%

The increase in the UPB of mortgage loans held for portfolio in 2016 of $1.1 billion was due to purchases of mortgage loans under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease since all purchases are currently under MPP Advantage.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity was $6 million at both September 30, 2016 and December 31, 2015. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at September 30, 2016 and $1 million at December 31, 2015. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Cash and Investments. The following table presents the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	September 30, 2016	December 31, 2015	Change
Cash and short-term investments:
Cash and due from banks	$658	$4,932	$(4,274)
Interest-bearing deposits	156	—	156
Securities purchased under agreements to resell	2,250	—	2,250
Federal funds sold	1,450	—	1,450
Total cash and short-term investments	4,514	4,932	(418)

Investment securities:
AFS securities:
GSE and TVA debentures	5,078	3,481	1,597
GSE MBS	992	269	723
Private-label RMBS	280	319	(39)
Total AFS securities	6,350	4,069	2,281
HTM securities:
GSE debentures	—	100	(100)
Other U.S. obligations - guaranteed MBS	2,765	2,895	(130)
GSE MBS	3,172	3,268	(96)
Private-label RMBS	54	72	(18)
Private-label ABS	9	11	(2)
Total HTM securities	6,000	6,346	(346)
Total investment securities	12,350	10,415	1,935

Total cash and investments, carrying value	$16,864	$15,347	$1,517

Cash and Short-Term Investments. Cash and short-term investments totaled $4.5 billion at September 30, 2016, a decrease of 8% compared to December 31, 2015. Cash and short-term investments as a percent of total assets were 9% at September 30, 2016, compared to 10% at December 31, 2015.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities, which consist primarily of GSE and TVA debentures, totaled $6.4 billion at September 30, 2016, a net increase of 56% compared to $4.1 billion at December 31, 2015. The increase is due to the Bank's resumption of purchases of these debentures after the Finance Agency's clarification in July 2015 of the components, measurement and thresholds of the core mission asset ratio. Net unrealized gains on AFS securities at September 30, 2016 were $49 million. At September 30, 2016, the percentage of non-MBS AFS securities due in one year or less was 22%, due after one year through five years was 39%, and due after five years was 39%. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities, which consist substantially of MBS, totaled $6.0 billion at September 30, 2016, a decrease of 5% compared to December 31, 2015. At September 30, 2016, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.9 billion; however, unrealized losses on those securities totaled only $14 million. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Total Liabilities. Total liabilities were $50.6 billion at September 30, 2016, a net increase of $2.3 billion or 5% compared to December 31, 2015. This increase was due to an increase in consolidated obligations to fund our asset growth and, to a lesser extent, an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

Deposits (Liabilities). Total deposits were $578 million at September 30, 2016, an increase of 4% compared to December 31, 2015. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. At September 30, 2016, the carrying values of our discount notes and CO bonds totaled $16.4 billion and $32.7 billion, respectively, compared to $19.3 billion and $27.9 billion, respectively, at December 31, 2015. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2016		December 31, 2015
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$16,405	33%	$19,267	41%
CO bonds	15,911	32%	14,493	31%
Total due in 1 year or less	32,316	65%	33,760	72%
Long-term CO bonds	16,835	35%	13,374	28%
Total consolidated obligations	$49,151	100%	$47,134	100%

We are focused on maintaining a liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). See Notes to Financial Statements - Note 3 - Available-for-Sale Securities, Note 4 - Held-to-Maturity Securities, Note 6 - Advances, and Note 10 - Consolidated Obligations for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

Derivatives. As of September 30, 2016 and December 31, 2015, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $140 million and $50 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $94 million and $81 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' underlying interest-rate index.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2016	December 31, 2015
Advances	$9,745	$9,448
Investments	6,284	4,024
Mortgage loans	439	213
CO bonds	8,725	11,623
Discount notes	847	100
Total notional	$26,040	$25,408

Total Capital. Total capital at September 30, 2016 was $2.3 billion, a net decrease of $46 million or 2% compared to December 31, 2015. This decrease is due primarily to the reclassification of all of the capital stock held by captive insurance company members to MRCS resulting from the Final Membership Rule.

The following table presents a percentage breakdown of the components of GAAP capital.

Components of GAAP capital	September 30, 2016	December 31, 2015
Capital stock	61%	64%
Retained earnings	37%	35%
AOCI	2%	1%
Total GAAP capital	100%	100%

The change in the percentage composition of our total GAAP capital is primarily due to the reclassification of all of the capital stock held by captive insurance company members to MRCS effective with the Final Membership Rule.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation of GAAP to regulatory capital	September 30, 2016	December 31, 2015
Total GAAP capital	$2,340	$2,386
Exclude: AOCI	(40)	(23)
Add: MRCS	179	14
Total regulatory capital	$2,479	$2,377

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.5 billion at September 30, 2016. During the first nine months of 2016, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $299.7 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	September 30, 2016		December 31, 2015
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings associations	$673	42%	$643	41%
Credit unions	208	13%	197	13%
Total depository institutions	881	55%	840	54%
Insurance companies:
Captive insurance companies	—	—%	179	12%
Other insurance companies	557	34%	509	33%
Total insurance companies	557	34%	688	45%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,438	89%	1,528	99%

MRCS:
Captive insurance companies	164	10%	—	—%
Former members (1)	15	1%	14	1%
Total MRCS	179	11%	14	1%

Total regulatory capital stock	$1,617	100%	$1,542	100%

(1)
Balances at September 30, 2016 and December 31, 2015 include $6 million and $2 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2017. These captive insurers collectively held $12 million of MRCS as of September 30, 2016.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014 and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their membership terminated by February 19, 2021. These captive insurers collectively held $152 million of MRCS as of September 30, 2016.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us. In general, the level of excess stock fluctuates with our members' level of advances. The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	September 30, 2016	December 31, 2015
Member capital stock not subject to outstanding redemption requests	$267	$204
Member capital stock subject to outstanding redemption requests	3	—
MRCS	22	4
Total excess capital stock	$292	$208

Excess stock as a percentage of regulatory capital stock	18%	13%

Capital Distributions. On October 27, 2016, our board of directors declared a cash dividend of 4.25% (annualized) on our putable-Class B-1 capital stock and 3.40% (annualized) on our putable-Class B-2 capital stock.

Adequacy of Capital. At September 30, 2016, our regulatory capital ratio was 4.69%, and our leverage capital ratio was 7.03%, both in excess of the regulatory requirement. See Notes to Financial Statements - Note 12 - Capital for more information.
We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2016 and December 31, 2015 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2016	December 31, 2015
Credit risk	$346	$262
Market risk	138	127
Operations risk	146	116
Total risk-based capital requirement	$630	$505

Permanent capital	$2,479	$2,377

The increase in our total risk-based capital requirement was primarily caused by an increase in the credit risk component that was mainly the result of the net increase in our outstanding balance of mortgage loans. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

At September 30, 2016, mortgage loan principal previously paid in full by our MPP servicers of $3 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

Other-Than-Temporary Impairment Analysis. We evaluate our AFS and HTM investment securities on a quarterly basis to determine if any unrealized losses are other-than-temporary. Our evaluation is based in part on the creditworthiness of the issuers, and in part on the security's underlying collateral and expected cash flows. An OTTI has occurred if our cash flow analysis determines that a credit loss exists, i.e., the present value of the cash flows expected to be collected is less than the security's amortized cost, irrespective of whether management will be required to sell such security.

The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the three months ended September 30, 2016, as well as the related current credit enhancement as of September 30, 2016. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS (2)			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$353	14%	7%	24%	4%
Total Alt-A	1	18%	2%	28%	14%
Total private-label RMBS	$354	14%	7%	24%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	21%	41%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $8 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended September 30, 2016 totaled $75 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the three months ended September 30, 2016 totaled $106 thousand.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations, financial condition or cash flows.

Legislative and Regulatory Developments.

FHLBanks - Minority and Women Inclusion. On October 27, 2016, the Finance Agency published proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion, in part by expanding recordkeeping and reporting requirements. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all FHLBank business and activities, including management, employment and contracting.
The proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks in their annual reports to the Finance Agency to provide extensive data on contracting and detailed descriptions of their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. We are currently assessing the potential effects of the proposed amendments.

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement recent statutory amendments to the Bank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions not covered by the National Credit Union Share Insurance Fund ("privately-insured credit unions"), provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions, with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLBank membership, or a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance. If the regulator fails or refuses to respond to the credit union’s request within six months, the credit union would be required to provide to the FHLBank written confirmation of its failure to receive a response.

Comments are due on the proposed rule by November 28, 2016. Based upon guidance provided by the Finance Agency following the amendment to the Bank Act and before the issuance of the proposed rule, we have admitted three privately-insured credit unions as members.

FHLBank Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action that has been initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bonds cover expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into prior to the publication of a final rule.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would materially impact us.
FHLBank New Business Activities. On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of new business activities ("NBAs") for which an FHLBank must seek approval from the Finance Agency, and would establish more certain timelines for Finance Agency review and approval of NBA notices. The proposed rule also would clarify the protocol for Finance Agency review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a NBA or require prior approval from the Finance Agency. Instead, the Finance Agency would review new collateral types as part of its annual examinations of the FHLBanks.

On October 24, 2016, the FHLBanks provided comments on the proposed rule, primarily relating to certain procedures described in the proposed rule. We do not anticipate that the proposed rule, if adopted, would materially impact us.
Mandatory Contractual Stay Requirements for Qualified Financial Contracts ("QFCs"). On August 19, 2016, the OCC issued a proposed rule, which, if adopted, would require certain systemically important financial institutions ("SIFIs") regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements (known as "repos") and reverse repos, and securities lending and borrowing agreements. On May 3, 2016, the FRB issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations ("GSIBs") and their affiliates that are subject to regulation in the U.S. In addition, on October 26, 2016, the FDIC issued a parallel proposed rule applicable to certain FDIC-supervised institutions.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and on the OCC proposed rule on October 18, 2016, primarily seeking clarification of an exemption and the recognition of a safe harbor for the use of certain International Swaps and Derivatives Association stay protocols in connection with QFCs. We do not anticipate that the proposed rule, if adopted, would materially impact us, but it would require us to amend any covered QFCs entered into with FRB-regulated GSIBs or OCC-regulated SIFIs.

European Union ("EU") Market Abuse Regulation. The EU issued updated Market Abuse Regulations ("MAR") that became effective July 3, 2016 and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges. The MAR differ in certain respects from U.S. regulations. The MAR apply to issuers with securities admitted to trading on EU exchanges, including EU exchanges on which FHLBank CO bonds are listed. The MAR contain an exemption to the requirements for certain public bodies and central banks of third world countries. The FHLBanks and the Office of Finance are examining whether this exemption applies to them, given their GSE status. If the exemption does not apply, we anticipate that the most significant impact of the MAR on us will be more stringent and detailed recordkeeping and notification requirements.

Financial Industry Regulatory Authority ("FINRA") Rule 4210 Establishing Margin Requirements for the TBA Market. On June 15, 2016, the SEC approved a proposed rule promulgated by FINRA to require the margining of certain TBA transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e., initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A "Covered Agency Transaction" includes (certain terms are defined under FINRA rules):

•
TBA transactions inclusive of ARM transactions and Specified Pool Transactions (as defined in the proposed rule), for which the difference between the trade date and contractual settlement date is greater than one business day; and

•	CMOs issued in conformity with a program of an agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that the securities are issued by certain US government agencies or a GSE and the FINRA member makes a written risk limit determination for each such counterparty.

Under the rule, we are exempt from posting initial margin but would be required to post variation margin to a FINRA-member counterparty in connection with covered transactions if we have more than $10 million in gross open positions with the counterparty. FINRA members will be required to comply with the new margin requirements beginning in December 2017.

We are currently assessing the financial and operational impacts of this rule.
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

Advances and Other Credit Products. Advances, at par, to our insurance company members were 55% and 53% of total advances at September 30, 2016 and December 31, 2015, respectively. On March 18, 2016, our board of directors modified the initial borrowing limit for insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. As of September 30, 2016, we had advances outstanding, at par, of $475.0 million to one of our insurance company members whose total credit products exceeded 25% of its general account assets, net of money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 cannot, per the Final Membership Rule, exceed 40% of the member's total assets. As of September 30, 2016, one such captive insurance company member exceeded that limit and therefore is not eligible for additional credit products until its outstanding borrowings fall below the limit. Under the Final Membership Rule, captive insurance companies that became members after September 12, 2014 are no longer eligible for new or renewed credit extensions.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2016, our top two borrowers held 21% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio at September 30, 2016 included securities purchased under agreements to resell that mature overnight and are secured by U.S. Treasuries. In addition, our short-term investment portfolio includes unsecured credit exposure to United States branches and agency offices of foreign commercial banks that is limited to federal funds sold and interest-bearing deposits.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

September 30, 2016	AA	A	Total
Domestic	$—	$705	$705
Canada	—	270	270
Australia	630	—	630
Total unsecured credit exposure	$630	$975	$1,605

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 292% of total regulatory capital at September 30, 2016. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
September 30, 2016	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$156	$—	$—	$156
Securities purchased under agreements to resell	—	2,250	—	—	—	2,250
Federal funds sold	—	630	820	—	—	1,450
Total short-term investments	—	2,880	976	—	—	3,856
AFS securities:
GSE and TVA debentures	—	5,078	—	—	—	5,078
GSE MBS	—	992	—	—	—	992
Private-label RMBS	—	—	—	—	280	280
Total AFS securities	—	6,070	—	—	280	6,350
HTM securities:
Other U.S. obligations - guaranteed RMBS	—	2,765	—	—	—	2,765
GSE MBS	—	3,172	—	—	—	3,172
Private-label RMBS	—	8	11	6	29	54
Private-label ABS	—	—	8	—	1	9
Total HTM securities	—	5,945	19	6	30	6,000

Total investments, carrying value	$—	$14,895	$995	$6	$310	$16,206

Percentage of total	—%	92%	6%	—%	2%	100%

December 31, 2015
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,481	—	—	—	3,481
GSE MBS	—	269	—	—	—	269
Private-label RMBS	—	—	—	—	319	319
Total AFS securities	—	3,750	—	—	319	4,069
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed RMBS	—	2,895	—	—	—	2,895
GSE MBS	—	3,268	—	—	—	3,268
Private-label RMBS	—	12	13	11	36	72
Private-label ABS	—	—	10	—	1	11
Total HTM securities	—	6,275	23	11	37	6,346

Total investments, carrying value	$—	$10,025	$23	$11	$356	$10,415

Percentage of total	—%	97%	—%	—%	3%	100%

Mortgage Loans Held for Portfolio.

PMI. As of September 30, 2016, we had PMI coverage on $1.3 billion or 16% of our conventional MPP mortgage loans. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$9	$97	$106	$10	$73	$83
Additions	—	12	12	—	5	5
Claims paid	(1)	—	(1)	—	—	—
Distributions to PFIs	—	—	—	—	—	—
Balance, end of period	$8	$109	$117	$10	$78	$88

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$9	$83	$92	$10	$52	$62
Additions	1	26	27	1	26	27
Claims paid	(1)	—	(1)	(1)	—	(1)
Distributions to PFIs	(1)	—	(1)	—	—	—
Balance, end of period	$8	$109	$117	$10	$78	$88

SMI. As of September 30, 2016, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.2 billion. Two mortgage insurance companies provide all of the SMI coverage.

The following table presents the lowest credit ratings from S&P, Moody's, and Fitch, stated in terms of the S&P equivalent, for our SMI companies and the estimated SMI exposure as of September 30, 2016 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
MGIC	BBB-	$13
Genworth	BB+	4
Total		$17

Mortgage Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults. As of September 30, 2016, 97% of the borrowers in our conventional loan portfolio had FICO® scores greater than 680 at origination, and 84% had an LTV ratio of 80% or lower.

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

September 30, 2016	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Cleared derivatives (1)	$263	$—	$—	$—
Liability positions with credit exposure
Cleared derivatives (1)	16,995	(162)	301	139
Total derivative positions with credit exposure to non-member counterparties	17,258	(162)	301	139
Member institutions (2)	161	1	—	1
Subtotal - derivative positions with credit exposure	17,419	$(161)	$301	$140
Derivative positions without credit exposure	8,621
Total derivative positions	$26,040

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	VaR
September 30, 2016	$138
December 31, 2015	127

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios. We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	September 30, 2016
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,125	$2,261	$2,384	$2,381	$2,338
Percent change in MVE from base	(10.9)%	(5.1)%	0%	(0.1)%	(1.9)%
MVE/Book value of equity (2)	84.4%	89.8%	94.6%	94.5%	92.8%
Duration of equity (3)	(1.3)	(8.6)	(1.9)	1.1	2.4

	December 31, 2015
	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,406	$2,438	$2,375	$2,322	$2,255
Percent change in MVE from base	1.3%	2.7%	0%	(2.2)%	(5.1)%
MVE/Book value of equity (2)	100.3%	101.6%	99.0%	96.8%	94.0%
Duration of equity (3)	(2.9)	1.2	2.4	2.6	3.2

(1)	Given the current environment of low interest rates, we have adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The decline in the MVE/Book value of equity from December 31, 2015 to September 30, 2016 can primarily be attributed to the change in market value of the assets and liabilities in response to changes in the market environment and changes in certain pricing assumptions.

(3)
The changes in the duration of equity compared to December 31, 2015 were partly due to changes in the market rate environment and updated modeling assumptions. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our assets shortened more than the duration of liabilities, which shortened the duration of equity.

Duration Gap. The base case duration gap was (1.3) months at September 30, 2016, compared to 0.7 months at December 31, 2015. The causes of this change are the same as the causes of the change in the duration of equity.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2015 Form 10-K for more information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2016, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2016	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 10, 2016	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Senior Vice President - Chief Financial Officer

November 10, 2016	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer