Form 10-K
period 2016-12-31
Federal Home Loan Bank of Indianapolis
filed 2017-03-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
Registrant's Class B stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $1.6 billion. At February 28, 2017, 16,829,548 shares of Class B stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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
CICA: Community Investment Cash Advances
CIP: Community Investment Program
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
DB plan: Pentegra Defined Benefit Pension Plan for Financial Institutions
DC plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions
DDCP: Directors' Deferred Compensation Plan
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
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan
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

•	demand for our advances and purchases of mortgage loans resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	federal or state regulatory developments impacting suitability or eligibility of membership classes;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

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

•
political events, including administrative, legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSE's generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;

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

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms.

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

Our Bank was organized under the authority of the Bank Act. We are wholly owned by our member institutions. All federally- insured depository institutions (including commercial banks, savings associations and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, and certain types of insurance companies are eligible to become members of our Bank if they have a principal place of business, or are domiciled in, our district states of Michigan or Indiana. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period.

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

These operating segments are (i) traditional, which consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits; and (ii) mortgage loans, which consist of mortgage loans purchased from our members through our MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans that were originated by certain of its PFIs under the MPF Program. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 18 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including advances, letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets.

Our primary credit product is advances. Members utilize advances for a wide variety of purposes including:

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

•
Fixed-rate Amortizing Advances, which are fixed-rate advances that require principal payments either monthly, annually, or based on a specified amortization schedule with a balloon payment of remaining principal at maturity.

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

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2016, our top five borrowers accounted for 43% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, advances to borrowers that are no longer members may remain outstanding until maturity, subject to certain regulatory requirements.

December 31, 2016	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$3,350	12%
Flagstar Bank, FSB	2,980	11%
Jackson National Life Insurance Company	2,376	8%
Tuebor Captive Insurance Company LLC	1,660	6%
IAS Services LLC	1,650	6%
Subtotal - largest borrowers	12,016	43%
Next five largest borrowers	5,601	20%
Others	10,515	37%
Total advances, par value	$28,132	100%

December 31, 2015	Advances Outstanding	% of Total
Flagstar Bank, FSB	$3,541	13%
Lincoln National Life Insurance Company	2,605	10%
Jackson National Life Insurance Company	1,971	7%
Tuebor Captive Insurance Company LLC	1,857	7%
IAS Services LLC	1,650	6%
Subtotal - largest borrowers	11,624	43%
Next five largest borrowers	4,631	17%
Others	10,552	40%
Total advances, par value	$26,807	100%

For the years ended December 31, 2016, 2015, and 2014, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one customer that exceeded 10% of our total interest income.

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

With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority status afforded the FHLBanks under Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members. However, we monitor applicable states' laws, and our security interests in collateral posted by insurance company members have express statutory protections in the jurisdictions where our members are domiciled. In addition, we take all necessary action under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral when appropriate.

Collateral Status Categories. We take collateral under a blanket, specific listings or possession status depending on the credit quality of the borrower, the type of institution, and our lien position on assets owned by the member (i.e., blanket, specific, or partially subordinated). The blanket status is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under the specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under possession status are required to place the collateral in possession with our Bank or a third-party custodian in amounts sufficient to secure all outstanding obligations.

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs, which are currently defined as FDIC-insured depository institutions with average total assets not exceeding $1.1 billion over the three years preceding the transaction date. This limit is subject to annual adjustment by the Director based on the Consumer Price Index and is rounded to the nearest million. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank.

We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate those policies do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. With respect to the home mortgage lending rules adopted by the CFPB for residential loans originated on or after January 10, 2014, we accept loans that comply with or are exempt from the ability-to-pay requirements as collateral.

In order to help mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. Standard requirements range from 100% for deposits (cash) to 140% - 155% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 103% to 190%; less traditional types of collateral have standard over-collateralization ratios up to 360%.

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

Our portfolio of short-term investments in highly-rated entities ensures the availability of funds to meet our members' credit needs. Our short-term investment portfolio typically includes securities purchased under agreements to resell, which are secured by United States Treasuries or Agency MBS passthroughs, and unsecured federal funds sold. Each may be purchased with either overnight or term maturities. In the aggregate, the FHLBanks may represent a significant percentage of the federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.

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

Mortgage Loans. Mortgage loans consist of residential mortgage loans purchased from our members through our MPP and participating interests purchased in 2012-2014 from the FHLBank of Topeka in residential mortgage loans that were originated by certain of its members under the MPF Program. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. These programs are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations. For additional information, please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Mortgage Loans Held for Portfolio.

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

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. Furthermore, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending. All loans purchased through our MPP with applications dated on or after January 10, 2014 must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

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

Mortgage Loan Concentration. Our board of directors has established a limit that restricts the current outstanding balance (as determined at the last reported month end balance) of MPP loans previously purchased from any one PFI to 50% of the total MPP portfolio balance.

For the years ended December 31, 2016, 2015, and 2014, no mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income, based upon a PFI's average balance of MPP loans outstanding, at par, and imputing the amount of interest income for that PFI. See Item 1A. Risk Factors - A Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration for additional information.

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

SMI. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, depending on the SMI contract terms, and subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed $35 million of total initial principal to be sold on a "best-efforts" basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage (ranges from 200 - 400 bps), as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied NRSRO credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are releasable LRA funds available. We absorb any non-credit losses greater than the available LRA. We do not have SMI coverage on loans purchased under MPP Advantage.

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

We typically receive a 0.25% fee on cash-out refinancing transactions with LTVs between 75% and 80%. Our current guidelines do not allow cash-out refinance loans above 80% LTV. We also adjust the market price we pay for loans depending upon market conditions. We continue to evaluate the scope and rate of such fees as they evolve in the industry. We do not pay a PFI any fees other than the servicing fee when the PFI retains the servicing rights.

Servicing. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. As of December 31, 2016 based on the total UPB of MPP loans, 15% were serviced by CMC Funding Inc., 11% were serviced by Rushmore Loan Management Services, and 11% were serviced by Northpointe Bank, with the remaining 63% serviced by PFIs or other servicers with no one organization servicing over 10%.

Those PFIs that retain servicing rights receive a monthly servicing fee, must be approved by us, and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those rights at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, BNY Mellon. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

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

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts released to the PFI over a period of time in accordance with each MCC) or SMI are made prior to the claims process. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA funds. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA has been depleted but is still being funded, based on our contractual arrangement, we and/or the SMI provider are entitled to reimbursement from those funds as they are received, up to the full reimbursable amount of the claim. These claim payments would be reflected as additional deductions from the LRA as they were paid. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for additional information.

Housing Goals. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under its housing goals regulation, the Finance Agency may establish low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program. If we exceed this volume threshold and fail to meet any affordable housing goals established by the Finance Agency that were determined by the Director to have been feasible, we may be required to submit a housing plan to the Finance Agency.

In 2015, our conventional mortgage purchase volume exceeded $2.5 billion. The Finance Agency determined with respect to 2015, however, that it would not require us to submit a housing plan, which could otherwise have been required under the regulation. With pre-approval from our board of directors, we purchased $3.0 billion of conventional mortgage loans through MPP Advantage during the year ended December 31, 2016. The Finance Agency similarly determined with respect to 2016 that it will not require us to submit a housing plan.

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

While the primary liability for consolidated obligations issued to provide funds for a particular FHLBank rests with that FHLBank, consolidated obligations are the joint and several obligations of all of the FHLBanks under Section 11(a). Although each FHLBank is a GSE, consolidated obligations are not obligations of, and are not guaranteed by, the United States government. Consolidated obligations are backed only by the financial resources of all of the FHLBanks. Our consolidated obligations are rated Aaa by Moody's and AA+ by S&P. The aggregate par amount of the FHLBank System's outstanding consolidated obligations was approximately $989.3 billion at December 31, 2016. The par amount of the consolidated obligations for which we are the primary obligor was $50.3 billion at December 31, 2016.

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

Office of Finance. The issuance of consolidated obligations is facilitated and executed by the Office of Finance, which also services all outstanding debt, provides information on capital market developments to the FHLBanks, and manages our relationship with the NRSROs with respect to consolidated obligations. The Office of Finance also prepares and publishes the FHLBanks' combined quarterly and annual financial reports.

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. Through its oversight of the United States financial markets, the United States Treasury can also affect debt issuance for the FHLBanks. See Item 1. Business - Supervision and Regulation - Government Corporations Control Act for additional information.

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

◦
Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability; and

◦
Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims.

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

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our ERMP establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are only permitted to execute derivative transactions to manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities they want to purchase and the preferences of member institutions for the types of advances they want to hold and the types of mortgage loans they want to sell. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for more information.

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

Federal and State Banking Laws. We are generally not subject to the state and federal banking laws affecting United States retail depository financial institutions. However, the Bank Act requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving financial instruments and loans that involve fraud or possible fraud. In addition, we are required to maintain an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network pursuant to the Bank Secrecy Act and the USA Patriot Act.

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with all applicable laws. Federal law requires that, when a mortgage loan (defined to include any consumer credit transaction secured by the principal dwelling of the consumer) is sold or transferred, the new creditor shall, within 30 days of the sale or transfer, notify the borrower of the following: the identity, address and telephone number of the new creditor; the date of transfer; how to contact an agent or party with the authority to act on behalf of the new creditor; the location of the place where the transfer is recorded; and any other relevant information regarding the new creditor. In accordance with this statute, we provide the appropriate notice to borrowers whose mortgage loans we purchase under our MPP and have established procedures to ensure compliance with this notice requirement. In the case of the participating interests in mortgage loans we purchased from the FHLBank of Topeka under the MPF Program, the FHLBank of Chicago (as the MPF Provider) issued the appropriate notice to the affected borrowers and established its own procedures to ensure compliance with the notice requirement.

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

Membership

Our membership territory is comprised of the states of Michigan and Indiana. In 2016, we gained 12 new members and, due to mergers and consolidations, lost 15 members, for a net loss of 3 members.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2016	% of Total	December 31, 2015	% of Total
Commercial banks and savings associations	210	53%	222	56%
Credit unions	121	31%	114	29%
Insurance companies	60	15%	58	14%
CDFIs	3	1%	3	1%
Total member institutions	394	100%	397	100%

Competition

We operate in a highly competitive environment. Member demand for advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Other suppliers may include the United States government, deposit insurers, the Federal Reserve Banks, investment banks, commercial banks, and in certain circumstances other FHLBanks. An example of this occurs when a financial holding company has subsidiary banks that are members of different FHLBanks and can, therefore, choose to take advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, members' creditworthiness and regulatory restrictions, and collateral availability and valuation.

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

Employees

As of December 31, 2016, we had 216 full-time employees and 2 part-time employees. Employees are not represented by a collective bargaining unit.

Available Information

Our Annual and Quarterly Reports on Forms 10-K and 10-Q, together with our Current Reports on Form 8-K, are filed with the SEC through the EDGAR filing system. A link to EDGAR is available through our public website at www.fhlbi.com by selecting "News" and then "Investor Relations."

We have a Code of Conduct that is applicable to all directors, officers, and employees and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Our 2017 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com by selecting "Resources" and "Bulletins, Publications and Presentations".

Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on September 9, 2016. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Annual Report on Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Conduct or our 2017 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms. We have identified the following risk factors that could have a material adverse effect on our Bank.

Changes in the Legal and Regulatory Environment for FHLBanks, Other Housing GSEs or Our Members May Adversely Affect Our Business, Demand for Advances, the Cost of Debt Issuance, and the Value of FHLBank Membership

We could be materially adversely affected by the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the CFPB, the Financial Stability Oversight Council ("FSOC"), the Comptroller General, the FASB or other federal or state financial regulatory bodies; or judicial decisions that modify the present regulatory environment. Likewise, whenever federal elections result in a new President and the related executive branch appointments and changes in the balance of political parties’ representation in Congress, there is uncertainty as to potential administrative, regulatory and legislative actions that may materially adversely affect our business. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for more information.

Changes that restrict the growth or alter the risk profile of our current business or prohibit the creation of new products or services could negatively impact our earnings. For example, our earnings could be negatively impacted by regulatory changes that (i) further restrict the types, characteristics or volume of mortgages that we may purchase through our MPP or (ii) reduce the economic value of MPP to our members. In addition, the regulatory environment affecting our members could be changed in a manner that would negatively impact their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank. Changes to the regulatory environment that affect our debt underwriters, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. Similarly, regulatory actions or public policy changes, including those that give preference to certain sectors, business models, regulated entities, or activities, could negatively impact us. For example, changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorship may impact funding costs for the FHLBanks, which could negatively affect our business and results of operations. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or any of the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive their debt instruments as bearing increased risk.

The Finance Agency requires the FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to an FHLBank's cash outflows under two hypothetical scenarios for the treatment of maturing advances. This regulatory guidance is designed to provide sufficient liquidity to protect against temporary disruptions in the capital markets that affect the FHLBanks' access to funding. To satisfy these two scenarios, we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options. In certain circumstances we may also need to fund shorter-term advances with short-term discount notes that have maturities beyond those of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spreads. To the extent these increased prices make our advances less competitive, advance levels and net interest income may be negatively affected. In addition, issuance of additional regulatory liquidity requirements in the future could adversely affect our business activities and operations.

The CFPB rules include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage loan. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the CFPB rules. A mortgage borrower can assert these defenses and causes of action against the original mortgage lender, and against purchasers and other assignees of the mortgage loan, which would include us as loan purchaser under our AMA programs or if we were to direct a servicer to foreclose on mortgage loan collateral. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not QMs or otherwise) would be expected to retain such loans as assets. If we were to make advances secured, in part, by non-safe harbor QMs and subsequently liquidate such collateral, we could be subject to these defenses to foreclosure or causes of action for damages by mortgage borrowers. This risk, in turn, could reduce the value of our advances collateral, potentially reducing our likelihood of full repayment on our advances if we were required to sell such collateral.

Other provisions in the Dodd-Frank Act could affect us and our members, depending on how the various federal regulators decide to implement this law through the issuance of regulations and their enforcement activities. For example, in November 2015, the Finance Agency, along with other prudential regulators, published a final rule on minimum margin requirements (both initial and variation margin) for "covered swap entities," which include the FHLBanks. This final rule took effect on April 1, 2016, with a March 1, 2017 implementation date for our increased variation margin requirements.

In addition, on June 15, 2016, the SEC approved a proposed rule promulgated by FINRA to require the margining of certain TBA transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e., initial margin) and variation margin on transactions that are "Covered Agency Transactions," subject to certain exemptions. A "Covered Agency Transaction" includes:

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

Materially greater margin requirements could adversely affect the availability and pricing of our derivative transactions, making derivative trades more costly and less attractive as risk management tools.

Other provisions of the Dodd-Frank Act may indirectly affect us due to its effects on our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members or financial counterparties. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, its full effect remains uncertain until after the required reports to Congress are issued and implementing regulations are adopted.

Comparable solvency frameworks have been enacted by several members of the European Union pursuant to the European Bank Recovery and Resolution Directive ("BRRD") developed by the Financial Stability Board. We engage in financial transactions with counterparties which are domiciled in countries that have adopted the BRRD. The failure of any such counterparty could subject our transactions with such party to the BRRD solvency framework, the results of which may not be wholly predictable.

In addition, the federal banking regulators are undertaking rulemaking from the Basel Committee on Bank Supervision. The FDIC, OCC, and FRB have established new minimum capital standards for financial institutions that incorporate (which in some cases may further strengthen) the Basel III regulatory capital reforms. The new capital framework could require some of our members to divest assets in order to comply with more stringent capital requirements, thereby tending to decrease their need for advances. The capital requirements may also reduce investor demand for consolidated obligations.

In 2014, the FRB, OCC and FDIC jointly adopted a rule that incorporates (and in some cases increases) Basel III liquidity requirements. The liquidity coverage ratio ("LCR") rule requires certain non-banking financial organizations ("Covered Organizations") to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress, based on certain assumptions about outflow rates for HQLAs. If the Covered Organization qualifies as an "advanced approaches" banking organization, the HQLA requirements are also applied on a consolidated basis to each United States-based banking subsidiary of such Covered Organization with more than $10.0 billion in assets. HQLAs must be unencumbered, although they may be pledged as part of a blanket lien to a U.S. central bank or GSE, as long as they do not currently support credit or access to payment services extended to the Covered Organization by such central bank or GSE. HQLAs are divided into three classes or levels. FHLBank consolidated obligations are considered "Level 2A" liquidity assets; as such they can be counted for liquidity purposes, but are subject to a 15% haircut and are capped at 40% of the liquidity requirement. This haircut could make it more costly for any Covered Organization to hold consolidated obligations, which could reduce demand for them. The LCR rule provisions became fully effective as of January 1, 2017. There continues to be uncertainty about the extent to which implementation of these requirements by our members, investors, and debt underwriters may affect us.

Economic Conditions and Policy Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations

Our business, liquidity, financial condition, and results of operations are sensitive to general domestic and international business and economic conditions, such as changes in the money supply, inflation, volatility in both debt and equity capital markets, and the strength of the local economies in which we conduct business.

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

The FOMC continues to maintain its policy of reinvesting principal payments from its holdings of agency debt and agency MBS in agency MBS and of rolling over maturing United States Treasury securities at auction. These policies are intended to help maintain accommodative financial conditions. However, the FRB's continuing substantial participation in both short-term and MBS markets could adversely affect us through lower yields on our investments, higher costs of debt, and disruption of member demand for our products.

Additionally, we are affected by the global economy through member ownership and investments, and through capital markets exposures. Global political, economic, and business uncertainty has led to increased volatility in capital markets and has the potential to drive volatility in the future. SEC guidance pertaining to prime money market funds resulted in a significant increase in demand for government funds and agency debt, as well as FHLBank discount notes. While this increased demand for discount notes reduced our funding costs, a reversal of such demand could reduce their attractiveness. Political events, including the United Kingdom's decision to leave the European Union and the results of the 2016 U.S. Presidential and Congressional elections, also ignited market volatility. Continued economic uncertainties could lead to further global capital market volatility, lower credit availability, and weaker economic growth. As a result, our business could be exposed to unfavorable market conditions, lower demand for mission-related assets, lower earnings, or reduced ability to pay dividends or redeem or repurchase capital stock.

Our business and results of operations are sensitive to the condition of the housing and mortgage markets, as well as general business and economic conditions. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance trends, could reduce the value of collateral securing member credit and the fair value of our MBS. This change could increase the possibility of under-collateralization, increasing the risk of loss in case of a member's failure, or could increase the risk of loss on our MBS because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans and possible additional realized losses if we were forced to liquidate our MPP portfolio.

Our district is comprised of the states of Michigan and Indiana. Increases in unemployment and foreclosure rates or decreases in job or income growth rates in either state could result in less demand for mission-related assets and therefore lower earnings. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary -Economic Environment for more information.

A Failure or Interruption in Our Information Systems, Information Systems of Third-Party Vendors or Service Providers, or a Cybersecurity Event Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

We rely heavily on our information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks are vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. There is no assurance that our business continuity plans, including our security measures, will provide fully effective security or prevent a failure or interruption in our operations. If we experience a significant failure or interruption in our business continuity or certain information systems, or a significant cybersecurity event, or if we fail to implement key information technology initiatives, we may be unable to conduct and manage our business functions effectively.

Despite our policies, procedures, and controls, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other critical services to external third-party vendors and service providers, including the Office of Finance, derivatives clearing organizations, and loan servicers. Compromised security at those vendors and third parties could expose us to cyber attacks or other breaches. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. In addition, any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our funding and hedging activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We have purchased participating interests in MPF Program mortgage loans that the FHLBank of Topeka acquired from its PFIs. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF Program mortgage loans. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our MPF business could be adversely impacted, which could negatively affect our financial condition, profitability and cash flows. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors that are engaged in the operation of the MPF Program were to experience operational or technical difficulties.

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions in the past, and the United States government's measures to mitigate their effects, including increased capital requirements on dealers' inventory and other regulatory changes affecting dealers, have changed the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue our debt. Any further disruption in the debt market could have an adverse impact on our interest spreads, opportunity to call and reissue existing debt or roll over maturing debt, or ability to meet the Finance Agency's mandates on FHLBank liquidity.

A Loss of Significant Borrowers, PFIs or Acceptable Loan Servicers Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration

The loss of any large borrower could adversely impact our profitability and our ability to achieve business objectives. The loss of a large borrower could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, resolution of a financially distressed member, or regulatory changes. As of December 31, 2016, our top two borrowers, Lincoln National Life Insurance Company and Flagstar Bank, FSB, held $3.4 billion and $3.0 billion, respectively, or a total of 23% of total advances outstanding, at par.

At December 31, 2016, 28% of our outstanding par value of MPP loans had been purchased from two PFIs. One of these PFIs originates mortgages on properties in several states, while the other PFI originates mortgages on properties principally in Michigan and Indiana. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Therefore, our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. Federal banking regulations and Dodd-Frank Act capital requirements are causing mortgage servicing rights to be transitioned to non-depository institutions, which may reduce the availability of buyers of mortgage servicing rights. A scarcity of mortgage servicers could adversely affect our results of operations.

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

Uncertainty remains regarding possible longer-term effects resulting from rating actions. Any future downgrades in our credit ratings and outlook, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs or disruptions in our access to capital markets, including additional collateral posting requirements for certain derivative instrument transactions. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit losses from member products, investment securities and unsecured counterparties.

Member Products.

Advances. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) properly assign or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly if market price and interest rate volatility adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation scenario. In some cases, we may not be able to liquidate the collateral in a timely manner.

A deterioration of residential or commercial real estate property values could further affect the mortgages pledged as collateral for advances. In order to remain fully collateralized, we may require members to pledge additional collateral, when deemed necessary. If members are unable to fully collateralize their obligations with us, our advances could decrease further, negatively affecting our results of operations or ability to pay dividends or redeem or repurchase capital stock.

Mortgage Loans. Since the inception of the MPP, we have acquired only traditional fixed-rate loans with fixed terms of up to 30 years. If delinquencies in fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, as applicable, on mortgage loans purchased through our MPP or the participating interests in MPF Program loans acquired from the FHLBank of Topeka or another MPF FHLBank.

We are the beneficiary of third-party PMI and SMI (where applicable) coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, however, one of our PMI providers is paying 75% of the claim amounts and another one is paying 71.5% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us or further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience higher losses on mortgage loans.

We are also exposed to credit losses from servicers for mortgage loans purchased under our MPP or through participating interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the changes in Federal Reserve holdings of MBS and the effect of existing, new or proposed governmental actions (including mortgage loan modification programs). Future declines in the housing price forecast, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional OTTI charges or unrealized losses on private-label RMBS, which could adversely affect our financial condition, operating results, or ability to pay dividends or redeem or repurchase capital stock.

We are also exposed to credit losses from third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors. Our results of operations could be adversely impacted if one or more of these providers fails to fulfill its contractual obligations to us.

Unsecured Counterparties. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties or through derivatives clearing organizations. A counterparty default could result in losses if our credit exposure to that counterparty is not fully collateralized or if our credit obligations associated with derivative positions are over-collateralized. The insolvency or other inability of a significant counterparty, including a clearing organization, to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations, as well as our ability to engage in routine derivative transactions. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage some aspects of our interest rate risk.

Our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of financial institutions that transact business with our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. Consequently, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find suitable counterparties for routine business transactions.

Changes in Interest Rates Could Have an Adverse Effect on Our Earnings

Our ability to prepare for changes in interest rates, or to hedge related exposures such as basis risk, significantly affects the success of our asset and liability management activities and our level of net interest income.

The effect of interest rate changes can be exacerbated by prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by borrowers in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase, which may result in increased premium amortization expense and a decrease in the yield of our mortgage assets as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, our balance of consolidated obligations may remain outstanding. Conversely, increases in interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our interest spread.

In prior years, adverse conditions in the housing and mortgage markets, along with a large drop in market interest rates, allowed us to call a portion of our debt and reissue it at a lower cost, resulting in mortgage spreads that were wider than historic norms and, therefore, resulted in higher earnings. More recently, however, we have had fewer opportunities to achieve those wider spreads in that manner. In addition, the outstanding balance of the investment securities that were purchased at higher spreads, as well as the earnings from those investments, have been decreasing. Going forward, we expect these trends to continue to have a moderating effect on our earnings.

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings

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

Likewise, our MPP is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. In addition, PFIs face increased origination competition from originators that are not members of our Bank. Increased competition can result in a smaller share of the mortgages available for purchase through our MPP and, therefore, lower earnings.

We also compete with Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO bonds and discount notes. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. There can be no assurance that our supply of funds through issuance of consolidated obligations will be sufficient to meet our future operational needs.

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates and Risk Management -Operational Risk Management for more information.

A Significant or Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

The processing of foreclosures continues to be slow in certain states due to prolonged foreclosure proceedings resulting from changes in state foreclosure laws, court procedures, post-foreclosure application of state eviction laws and the pipeline of foreclosures resulting from these delays. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures. The foregoing factors continue to have a noticeable effect on the scheduling and enforcement of court-ordered foreclosure sales.

A significant or prolonged delay of mortgage foreclosure proceedings may have adverse effects on our mortgage investments' revenue and expenses and the market value of the underlying collateral, which could adversely affect our business, financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, and Attract New Members

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. If we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue, even if the statutory redemption period had expired for some or all of such stock. Violations of our capital requirements could also restrict our ability to pay dividends, lend, invest, or purchase mortgage loans or participating interests in mortgage loans, or other business activities. Additionally, the Finance Agency could direct us to call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their ability to continue doing business with us.

The formula for calculating risk-based capital includes factors that depend on interest rates and other market metrics outside our control and could cause the minimum requirement to increase to a point exceeding our capital level. Further, if our retained earnings were to become inadequate, the Finance Agency could initiate restrictions consistent with those associated with a failure of a minimum capital requirement.

The Dodd-Frank Act requires certain financial companies with total consolidated assets of more than $10.0 billion and that are regulated by a primary federal financial regulatory agency to conduct annual stress tests to determine whether the companies have the capital necessary to absorb losses under adverse economic conditions. The Finance Agency has implemented annual stress testing for the FHLBanks. We must report the results of our stress tests to the Finance Agency and the FRB on an annual basis, and we must also publicly disclose a summary of stress test results for the "severely adverse" scenario on an annual basis.

The severity of the hypothetical scenarios devised by the Finance Agency and the FRB and employed in these stress tests is not defined by law or regulation, and is thus subject to the regulators' discretion. Nonetheless, the results of the stress testing process may affect our approach to managing and deploying capital. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, modify our business strategies, or decrease our exposure to various asset classes.

The stability of our capital is also important in maintaining the value of membership in our Bank. Failure to pay dividends or redeem or repurchase stock at par, or a call upon our members to purchase additional stock to restore capital, could make it more difficult for us to attract new members or retain existing members.

Restrictions on the Redemption, Repurchase, or Transfer of the Bank's Capital Stock Could Result in an Illiquid Investment for the Holder

Under the GLB Act, Finance Agency regulations, and our capital plan, our capital stock may be redeemed upon the expiration of a five-year redemption period, subject to certain conditions. Capital stock may become subject to redemption following the redemption period after a member (i) provides a written redemption notice to the Bank; (ii) gives notice of intention to withdraw from membership; (iii) attains nonmember status by merger or acquisition, charter termination, or other involuntary membership termination; or (iv) has its Bank capital stock transferred by a receiver or other liquidating agent for that member to a nonmember entity. In addition, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

There is no guarantee, however, that we will be able to redeem shareholders' capital stock, even at the end of the prescribed redemption period, or to repurchase their excess capital stock. If a redemption or repurchase of capital stock would cause us to fail to meet our minimum regulatory capital requirements, Finance Agency regulations and our capital plan would prohibit the redemption or repurchase. Moreover, only capital stock that is not required to meet a member's membership capital stock requirement or to support a member or nonmember shareholder's outstanding activity with the Bank (excess capital stock) may be redeemed at the end of the redemption period. Restrictions on the redemption or repurchase of our capital stock could result in an illiquid investment for holders of our stock. In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that we would allow a member or nonmember shareholder to transfer any excess capital stock to another member or nonmember shareholder at any time.

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operation and the value of membership in our Bank. Moreover, a Finance Agency regulation provides for an FHLBank System-wide annual minimum contribution to AHP of $100 million, and we could be liable for a pro rata share of that amount (based on the FHLBanks' combined net earnings for the previous year), up to 100% of our net earnings for the previous year. Thus, our ability to pay dividends to our members or to redeem or repurchase capital stock could be affected by the financial condition of one or more of the other FHLBanks.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease to various tenants the remaining 52,000 square feet. We also maintain two leased off-site backup facilities of approximately 6,800 square feet and 200 square feet, respectively, that are on electrical distribution grids that are separate from each other and from our office building. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk Management for additional information.

In the opinion of management, our physical properties are suitable and adequate. All of our properties are insured to approximately replacement cost. In the event we were to need more space, our lease terms with tenants generally provide the ability to move tenants to comparable space at other locations at our cost for moving and outfitting any replacement space to meet our tenants' needs.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms.

No Trading Market

Our Class B capital stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of Class B stock from time to time in order to meet minimum stock purchase requirements under our capital plan. Our Class B stock may be redeemed, at a par value of $100 per share, up to five years after we receive a written redemption request by a member, subject to regulatory limits and the satisfaction of any ongoing stock purchase requirements applicable to the member. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.

Our Class B common stock is registered under the Exchange Act. None of our capital stock is registered under the Securities Act because our shares of capital stock are "exempt securities" under the Securities Act, and therefore purchases and sales of stock by our members are not subject to registration under the Securities Act.

Number of Shareholders

As of February 28, 2017, we had 395 shareholders and $1.7 billion par value of regulatory capital stock, which includes Class B common stock and MRCS issued and outstanding.

Dividends

A cooperative enterprise enjoys the benefits of an integrated customer/shareholder base; however, there are certain tensions inherent in our membership structure that are unusual and unique to the FHLBanks. Because only member institutions and certain former members can own shares of our capital stock and, by statute and regulation, stock can be issued and repurchased only at par, there is no open market for our stock and no opportunity for stock price appreciation. As a result, return on equity can be received only in the form of dividends.

Dividends may, but are not required to, be paid on our Class B capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2016, our excess stock was 0.49% of our total assets.

Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, our relationship with our members and the stability of our current capital stock position and membership.

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

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2017
Quarter 1	$15,545	$1,824	$17,369	4.25%	$19	$54	$73	3.40%

2016
Quarter 4	$14,966	$1,844	$16,810	4.25%	$11	$57	$68	3.40%
Quarter 3	14,637	1,804	16,441	4.25%	—	74	74	3.40%
Quarter 2	14,384	1,930	16,314	4.25%	—	87	87	3.40%
Quarter 1	15,797	29	15,826	4.25%	—	98	98	3.40%

2015
Quarter 4	$15,179	$14	$15,193	4.25%	$—	$111	$111	3.40%
Quarter 3	15,905	17	15,922	4.25%	—	115	115	3.40%
Quarter 2	15,393	11	15,404	4.00%	—	115	115	3.20%
Quarter 1	17,003	10	17,013	4.00%	2	124	126	3.20%

(1)
Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

ITEM 6. SELECTED FINANCIAL DATA

We use certain acronyms and terms in this Item that are defined in the Glossary of Terms. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of selected financial information derived from audited financial statements as of and for the years ended as indicated ($ amounts in millions).

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Condition:
Advances	$28,096	$26,909	$20,789	$17,337	$18,130
Mortgage loans held for portfolio, net	9,501	8,146	6,820	6,168	5,994
Cash and investments (1)	16,008	15,347	14,090	14,099	16,950
Total assets	53,907	50,608	41,853	37,764	41,220
Discount notes	16,802	19,251	12,568	7,435	8,924
CO bonds	33,467	27,862	25,503	26,584	27,408
Total consolidated obligations	50,269	47,113	38,071	34,019	36,332
MRCS	170	14	16	17	451
Capital stock	1,493	1,528	1,551	1,610	1,634
Retained earnings (2)	887	835	777	730	584
AOCI	56	23	47	22	(10)
Total capital	2,436	2,386	2,375	2,362	2,208

Statement of Income:
Net interest income	$198	$196	$184	$223	$239
Provision for (reversal of) credit losses	—	—	(1)	(4)	8
Net OTTI credit losses	—	—	—	(2)	(4)
Other income (loss), excluding net OTTI credit losses	6	10	13	71	(9)
Other expenses	78	72	68	68	60
AHP assessments	13	13	13	25	18
Net income	$113	$121	$117	$203	$140

Selected Financial Ratios:
Net interest margin (3)	0.39%	0.44%	0.47%	0.56%	0.58%
Return on average equity (4)	4.92%	5.13%	4.72%	8.82%	6.77%
Return on average assets	0.22%	0.27%	0.30%	0.51%	0.34%
Weighted average dividend rate (5)	4.25%	4.12%	4.18%	3.50%	3.13%
Dividend payout ratio (6)	53.87%	52.48%	58.96%	28.37%	35.15%
Total capital ratio (7)	4.52%	4.71%	5.68%	6.25%	5.36%
Total regulatory capital ratio (8)	4.73%	4.70%	5.60%	6.24%	6.48%
Average equity to average assets	4.46%	5.23%	6.29%	5.75%	5.04%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Net interest income expressed as a percentage of average interest-earning assets.

(4)	Net income expressed as a percentage of average total capital.

(5)	Dividends paid in cash during the year divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(6)	Dividends paid in cash during the year divided by net income for the year. The ratio for the year ended December 31, 2014 includes a supplemental dividend of 2.0% related to 2013 results.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms.

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

We group our products and services within two operating segments:

•
Traditional, which consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities) and (iii) correspondent services and deposits; and

•
Mortgage loans, which consist of (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program.

Economic Environment. The Bank’s financial performance is influenced by the level and volatility of market interest rates, national and regional economic conditions, and the strength of housing markets.

In December 2016, the FOMC increased the federal funds target range by 25 bps to a range of 0.50% to 0.75%, citing expanding economic activity, an improving labor market and increasing household expenditures. The previous target range increase occurred in December 2015, following nearly ten years without an increase. In February 2017, the FOMC announced it is maintaining the federal funds target range, based on a strengthening labor market and a moderate pace of economic expansion. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on U.S. Treasuries rose during the fourth quarter of 2016, with the 10-year yield increasing to 2.45% at the end of the quarter, 84 bps higher than at the end of the third quarter of 2016.

U.S. GDP increased 1.6% during 2016 according to the Bureau of Economic Analysis' second estimate. Positive contributions from personal consumption expenditures, residential fixed investment, and federal, state and local government spending were cited as sources for 2016 growth. However, the growth rate for 2016 was lower than the 2.6% increase recorded for 2015, partially attributed to a downturn in private inventory investment, decelerations in personal consumption expenditures and residential fixed investment, and a downturn in nonresidential fixed investment.

The U.S. Bureau of Labor Statistics reported continued job growth during the fourth quarter of 2016, citing job growth in health care and social assistance. The U.S. unemployment rate was 4.8% for January, 2017. Indiana and Michigan’s preliminary unemployment rates for January, 2017 were 4.0% and 5.0%, respectively.

Freddie Mac’s November 2016 Economic and Housing Research Outlook anticipates that rising interest rates will reduce activity in the housing market. The mortgage market is projected to sustain a more significant adverse impact from rising interest rates. The report suggests that a fiscal stimulus could ease the expected adverse impact of anticipated rising rates.

Indiana University’s Business Research Center projects an average annual income growth rate for Indiana of 4.7% through 2019, slightly higher than its projection of 4.6% average annual growth nationally for the same period. The unemployment rate is projected to remain fairly stable through 2019. The University of Michigan Research Seminar in Quantitative Economics projects continuing job growth in the range of 0.9% to 1.2% through 2018. The report cites professional and business services together with the construction industry as the drivers of the continued recovery, and notes an expectation for a slight decline of manufacturing jobs.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. The national economic data suggests positive trends moving at a fairly slow pace. These positive economic trends are expected to drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our mortgage program. However, borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Local economic factors, particularly relating to the housing and mortgage markets, influence demand for advances and MPP sales activity by our member institutions. Economic data for Indiana and Michigan suggest improving conditions, though at a modest pace.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2016 and 2015. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2016	2015	$ Change	% Change
Net interest income	$198	$196	$2	1%
Provision for (reversal of) credit losses	—	—	—	90%
Net interest income after provision for credit losses	198	196	2	1%
Other income	6	10	(4)	(46%)
Other expenses	78	72	6	8%
Income before assessments	126	134	(8)	(6%)
AHP assessments	13	13	—	(2%)
Net income	113	121	(8)	(7%)
Total other comprehensive income (loss)	33	(24)	57	241%
Total comprehensive income	$146	$97	$49	51%

The decrease in net income for the year ended December 31, 2016 compared to 2015 was primarily due to higher other expenses and lower net proceeds from litigation settlements related to certain private-label RMBS, partially offset by higher net interest income.

The increase in total other comprehensive income for the year ended December 31, 2016 compared to 2015 was primarily due to unrealized gains on non-OTTI AFS securities in 2016 compared to unrealized losses on those securities in 2015.

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

Total other comprehensive loss for the year ended December 31, 2015 compared to total other comprehensive income in 2014 was primarily due to unrealized losses on AFS securities in 2015 compared to unrealized gains on those securities in 2014.

Changes in Financial Condition for the Year Ended December 31, 2016. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2016	December 31, 2015	$ Change	% Change
Advances	$28,096	$26,909	$1,187	4%
Mortgage loans held for portfolio, net	9,501	8,146	1,355	17%
Cash and Investments (1)	16,008	15,347	661	4%
Other assets (2)	302	206	96	46%
Total assets (2)	$53,907	$50,608	$3,299	7%

Consolidated obligations (2)	$50,269	$47,113	$3,156	7%
MRCS	170	14	156	1,109%
Other liabilities	1,032	1,095	(63)	(6%)
Total liabilities (2)	51,471	48,222	3,249	7%
Capital stock, Class B putable	1,493	1,528	(35)	(2%)
Retained earnings (3)	887	835	52	6%
AOCI	56	23	33	146%
Total capital	2,436	2,386	50	2%
Total liabilities and capital (2)	$53,907	$50,608	$3,299	7%

Total regulatory capital (4)	$2,550	$2,377	$173	7%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS and HTM securities.

(2)	December 31, 2015 balances reclassified for change in accounting principle related to concessions on consolidated obligations.

(3)	Includes restricted retained earnings at December 31, 2016 and 2015 of $152 million and $130 million, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at December 31, 2016 compared to December 31, 2015 was primarily attributable to an increase in mortgage loans and advances.

The increase in total liabilities was attributable to a net increase in consolidated obligations to fund our asset growth, and to a lesser extent, an increase in MRCS reflecting a reclassification of all of the captive insurers' capital stock as a result of the Final Membership Rule.

The increase in total capital was primarily due to growth of retained earnings and members' purchases of additional capital stock, partially offset by the reclassification of all of the captive insurers' capital stock to MRCS.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

Events in the capital and housing markets in the last several years have created opportunities for us to generate spreads well above historical levels on certain types of transactions. The frequency and value of higher-spread investment opportunities have diminished, however, despite low costs for our consolidated obligations. Going forward, we expect the spreads on our assets to continue to normalize.

During recent years, growth in our advances business has occurred in both depository and insurance sectors. However, we continue to face pressures in advances growth from alternative sources of wholesale funds available to our membership, consolidation in the financial services industry and the loss of business with captive insurance companies. Although we believe that advances outstanding to our member institutions could continue to increase, we do not expect a significant change during 2017 in our total balance of advances.

Mortgage loans held for portfolio increased 17% during 2016, reflecting increased purchase volumes from some PFIs as well as purchases from members that began selling mortgages to us in 2016 under MPP Advantage. Factors affecting the volume of mortgage loans purchased include interest rates, competition, the general level of housing activity in the United States, the level of mortgage refinancing activity, and consumer product preferences. Should interest rates continue to trend upward, activity in the mortgage market, particularly refinancing, would be expected to slow, and our mortgage purchase volume would be expected to decline. However, the impact of a decline in purchase volume would be eased by a slower pace of portfolio attrition. We anticipate modest growth of our purchased mortgage portfolio in 2017.

Our investment securities portfolio increased 14% during 2016 as a result of purchases of GSE debentures and MBS, while our private-label RMBS portfolio continued to run off. Since our MBS portfolio ratio has declined below the 300% regulatory capital limitation, we expect a slight increase in our GSE MBS investments as capacity for MBS purchases becomes available. We also expect a continued increase in our GSE debenture portfolio during 2017.

The cost of our consolidated obligations will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors. SEC guidance limiting the ability of prime money market funds to invest in commercial paper has created a pricing advantage for FHLBank funding and has led to increased demand for FHLBank debt instruments by money market funds.

In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums on mortgage assets could also cause volatility in our earnings. However, we do not anticipate any major changes in the composition of our statement of condition that would increase earnings sensitivity to changes in the market environment.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility due to basis risk since we use the OIS curve in place of the LIBOR rate curve as the discount rate to estimate the fair values of collateralized LIBOR-based interest-rate related derivatives while the hedged items are still valued using the LIBOR rate curve.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support and staffing. We expect operating expenses to increase in 2017 due to continued initiatives to enhance our member service capabilities, operating systems and operations risk management.

Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, our relationship with our members and the stability of our current capital stock position and membership.

Analysis of Results of Operations for the Years Ended December 31, 2016, 2015 and 2014.

Net Interest Income. Net interest income, which is primarily the interest income on advances, mortgage loans held for portfolio, short-term investments, and investment securities less the interest expense on consolidated obligations and interest-bearing deposits, is our primary source of earnings.

The following table present average daily balances, interest income and expense, and average yields of our major categories of interest-earning assets and the sources funding those interest-earning assets ($ amounts in millions).

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,215	$17	0.40%	$3,698	$4	0.12%	$3,090	$2	0.07%
Investment securities (1)	11,872	182	1.53%	10,012	149	1.48%	10,543	154	1.46%
Advances (2)	25,974	220	0.85%	22,988	127	0.55%	18,693	107	0.58%
Mortgage loans held for portfolio (2)	8,792	274	3.12%	7,734	264	3.42%	6,333	231	3.65%
Other assets (interest-earning) (3)	313	2	0.63%	213	—	(0.17%)	271	1	0.26%
Total interest-earning assets	51,166	695	1.36%	44,645	544	1.22%	38,930	495	1.27%
Other assets (4)	326			378			299
Total assets	$51,492			$45,023			$39,229

Liabilities and Capital:
Interest-bearing deposits	$597	1	0.12%	$706	—	0.01%	$765	—	0.01%
Discount notes	16,129	64	0.40%	12,617	19	0.16%	8,513	7	0.08%
CO bonds (2)	31,662	425	1.34%	28,546	328	1.15%	26,456	303	1.15%
MRCS (5)	152	7	4.35%	15	1	3.53%	17	1	6.01%
Other borrowings	—	—	—%	—	—	—%	—	—	—%
Total interest-bearing liabilities	48,540	497	1.02%	41,884	348	0.83%	35,751	311	0.87%
Other liabilities	653			782			1,009
Total capital	2,299			2,357			2,469
Total liabilities and capital	$51,492			$45,023			$39,229

Net interest income		$198			$196			$184

Net spread on interest-earning assets less interest-bearing liabilities			0.34%			0.39%			0.40%

Net interest margin (6)			0.39%			0.44%			0.47%

Average interest-earning assets to interest-bearing liabilities	1.05			1.07			1.09

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

Changes in both volume and interest rates determine changes in net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes. The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$1	$12	$13	$—	$2	$2
Investment securities	15	18	33	(8)	3	(5)
Advances	18	75	93	24	(4)	20
Mortgage loans held for portfolio	34	(24)	10	49	(16)	33
Other assets (interest earning)	—	2	2	—	(1)	(1)
Total	68	83	151	65	(16)	49
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1	—	—	—
Discount notes	7	38	45	4	8	12
CO bonds	38	59	97	24	1	25
MRCS	6	—	6	—	—	—
Total	51	98	149	28	9	37
Increase (decrease) in net interest income	$17	$(15)	$2	$37	$(25)	$12

Yields. The yield on total interest-earning assets for the year ended December 31, 2016 was 1.36%, an increase of 14 bps compared to 2015, resulting primarily from higher yields on advances and investment securities, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of our higher-yielding MPP loans, resulting in accelerated amortization of purchased premiums on our newer loans. The cost of total interest-bearing liabilities for the year ended December 31, 2016 was 1.02%, an increase of 19 bps from the prior year period due to higher funding costs on consolidated obligations and accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds that funded our mortgage portfolios and which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.34% for the year ended December 31, 2016 from 0.39% for the year ended December 31, 2015.

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

Average Balances. The average balances of interest-earning assets for the year ended December 31, 2016 increased compared to 2015, largely related to advances, investment securities and mortgage loans. The average amount of advances outstanding increased by 13% for the year ended December 31, 2016, compared to 2015 generally due to members' higher funding needs. The increase in the average balances of investment securities was due primarily to purchases of GSE debentures and MBS. Additionally, the average amount of mortgage loans held for portfolio outstanding increased by 14% for the year ended December 31, 2016, compared to 2015 due to higher purchases from members under MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Higher average balances of interest-earning assets, net of interest-bearing liabilities, more than offset the impact of lower yields for the year ended December 31, 2015 compared to 2014. The increase in interest-earning assets was largely related to advances and mortgage loans held for portfolio. The average amount of advances outstanding increased 23% for the year ended December 31, 2015 compared to 2014 due primarily to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased 22% for the year ended December 31, 2015, compared to 2014 due to increased purchases under MPP Advantage. The increase in average interest-bearing liabilities was primarily due to an increase in consolidated obligations to fund the increases in advances and mortgage loans and included an increase in the funding mix from CO bonds to discount notes.

Prepayment Fees. The following table presents advance prepayment fees and the associated swap termination fees recognized in interest income at the time of the prepayments ($ amounts in millions).

	Years Ended December 31,
Recognized prepayment/termination fees	2016	2015	2014
Prepayment fees on advances	$—	$—	$3
Associated swap termination fees	—	1	(1)
Prepayment fees on advances, net	$—	$1	$2

The following table presents deferred advance prepayment fees and deferred swap termination fees associated with those advance prepayments ($ amounts in millions).

	Years Ended December 31,
Deferred prepayment/termination fees	2016	2015	2014
Deferred prepayment fees on advances - adjustment to interest coupon on modified advance	$2	$3	$24
Deferred prepayment fees on advances - amortized over life of modified advance	—	—	—
Deferred prepayment fees on advances	2	3	24
Deferred associated swap termination fees - amortized over life of modified advance	(1)	(3)	(24)
Deferred prepayment fees on advances, net	$1	$—	$—

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the year ended December 31, 2016 compared to 2015 was due to a lower reversal of estimated MPP losses resulting from modeling updates.

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

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2016	2015	2014
Total OTTI losses	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—
Net OTTI credit losses	—	—	—
Net gains (losses) on derivatives and hedging activities	2	3	(4)
Other
Litigation settlements, net (1)	—	5	14
Other miscellaneous	4	2	3
Total other income	$6	$10	$13

(1)	See Notes to Financial Statements - Note 20 - Commitments and Contingencies and Item 3. Legal Proceedings for additional information on litigation settlements.

The decrease in total other income for the year ended December 31, 2016 compared to 2015 was primarily due to lower net proceeds from litigation settlements related to certain of our private label RMBS.

The decrease in total other income for the year ended December 31, 2015 compared to 2014 was primarily due to lower net proceeds from litigation settlements related to certain of our private-label RMBS, partially offset by net gains on derivative and hedging activities.

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

For those hedging relationships that qualified for hedge accounting, the differences between the changes in the estimated fair value of the hedged items and the changes in the estimated fair value of the associated interest rate swaps, i.e. hedge ineffectiveness, was a gain of $4 million for the years ended December 31, 2016 and 2015, respectively, and a loss of $12 million for the year ended December 31, 2014.

To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $2 million, a net loss of $1 million, and a net gain of $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The primary driver of this fluctuation was the net interest settlements in 2014 on certain interest rate swaps hedging consolidated obligations that failed effectiveness testing. Those relationships were re-designated in the fourth quarter of 2014, and therefore the related interest settlements have since been reported in net interest income.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Year Ended December 31, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$9	$(2)	$—	$—	$7
Net interest settlements (2)	(91)	(94)	—	17	—	(168)
Total net interest income	(91)	(85)	(2)	17	—	(161)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(1)	—	4	—	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(2)	—	—	(2)
Net gains (losses) on derivatives and hedging activities	1	(1)	(2)	4	—	2
Total net effect of derivatives and hedging activities	$(90)	$(86)	$(4)	$21	$—	$(159)

Year Ended December 31, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$12	$(1)	$(4)	$—	$7
Net interest settlements (2)	(155)	(98)	—	57	—	(196)
Total net interest income	(155)	(86)	(1)	53	—	(189)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	(4)	—	6	—	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(3)	2	—	(1)
Net gains (losses) on derivatives and hedging activities	2	(4)	(3)	8	—	3
Total net effect of derivatives and hedging activities	$(153)	$(90)	$(4)	$61	$—	$(186)

Year Ended December 31, 2014
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$11	$(1)	$(1)	$—	$9
Net interest settlements (2)	(150)	(98)	—	73	—	(175)
Total net interest income	(150)	(87)	(1)	72	—	(166)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	—	—	(11)	—	(12)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	(1)	(3)	12	—	8
Net gains (losses) on derivatives and hedging activities	(1)	(1)	(3)	1	—	(4)
Total net effect of derivatives and hedging activities	$(151)	$(88)	$(4)	$73	$—	$(170)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for additional information.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2016	2015	2014
Compensation and benefits	$46	$43	$42
Other operating expenses	25	22	20
Finance Agency and Office of Finance expenses	6	6	5
Other	1	1	1
Total other expenses	$78	$72	$68

The increase in total other expenses for the year ended December 31, 2016 compared to 2015 was driven primarily by increases in compensation and benefits and other operating expenses. The increase in compensation and benefits was due to merit increases, higher head count, and higher incentive compensation achievement. The increase in other operating expenses was primarily due to higher professional fees and services.

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

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For each of the years ended December 31, 2016, 2015 and 2014, our assessments to fund the Office of Finance totaled approximately $3 million.

Finance Agency Expenses. The FHLBanks are assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For each of the years ended December 31, 2016, 2015 and 2014, our Finance Agency assessments totaled approximately $3 million.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For each of the years ended December 31, 2016, 2015 and 2014, our AHP expense was approximately $13 million. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the FHLBanks' aggregate 10% contribution was less than $100 million, each FHLBank would be required to contribute an additional pro rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2016, 2015 or 2014.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2016, 2015 or 2014.

Total Other Comprehensive Income (Loss). Total other comprehensive income (loss) for the years ended 2016, 2015 and 2014 was $33 million, $(24) million and $25 million, respectively. Total other comprehensive income for the year ended December 31, 2016 consisted primarily of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the year ended December 31, 2015 consisted primarily of decreases in the fair value of AFS securities, primarily agency AFS securities, and, to a lesser extent, an increase in the amortized cost basis of OTTI AFS MBS not offset by an increase in the fair value. Total other comprehensive income for the year ended December 31, 2014 consisted primarily of unrealized gains on AFS securities, including OTTI AFS securities.

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

	Years Ended December 31,
Traditional Segment	2016	2015	2014
Net interest income	$144	$128	$120
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	7	13	16
Other expenses	66	62	59
Income before assessments	85	79	77
Total assessments	9	8	8
Net income	$76	$71	$69

The increase in net income for the traditional segment for the year ended December 31, 2016 compared to 2015 was due to higher interest income primarily as a result of higher yields on and a higher average balance of advances and investments outstanding. This increase was partially offset by lower net proceeds from litigation settlements related to certain private-label RMBS.

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

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans Segment	2016	2015	2014
Net interest income	$54	$68	$64
Provision for (reversal of) credit losses	—	—	(1)
Other income (loss)	(1)	(3)	(3)
Other expenses	12	10	9
Income before assessments	41	55	53
Total assessments	4	5	5
Net income	$37	$50	$48

The decrease in net income for the mortgage loans segment for the year ended December 31, 2016 compared to 2015 was primarily due to a decrease in net interest income resulting from higher prepayments of MPP loans causing accelerated amortization of purchased premiums on our newer loans. The decrease also resulted from higher funding costs and the accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. Partially offsetting this decrease was an increase in the average balance of mortgage loans outstanding.

The increase in net income for the mortgage loans segment for the year ended December 31, 2015 compared to 2014 was primarily due to higher net interest income, resulting primarily from the higher average balance of mortgage loans outstanding.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2016		December 31, 2015
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$28,096	52%	$26,909	53%
Mortgage loans held for portfolio, net	9,501	18%	8,146	16%
Cash and short-term investments	4,128	8%	4,932	10%
Investment securities	11,880	22%	10,415	21%
Other assets (1)	302	—%	206	—%
Total assets	$53,907	100%	$50,608	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $53.9 billion as of December 31, 2016, an increase of 7% compared to December 31, 2015. This increase of $3.3 billion was primarily due to an increase in advances, mortgage loans and investments. The mix of our total assets changed slightly during 2016, primarily due to the growth of our mortgage loan portfolio.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2016, our growth in non-advance assets did not exceed 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs related to their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $28.1 billion at December 31, 2016, a net increase of 4% compared to December 31, 2015. This increase was primarily due to members' higher funding needs and included a net increase of 7% to depository institutions and a net increase of 4% to insurance companies, in spite of the decline in advances outstanding to captive insurers resulting from the Final Membership Rule. See Notes to Financial Statements - Note 7 - Advances for more information.

In accordance with the Final Membership Rule, on or before February 19, 2017, the memberships of the eight captive insurers that were admitted as members on or after September 12, 2014 were terminated and all of their outstanding advances were repaid.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2016		December 31, 2015
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving associations	$10,805	39%	$10,167	38%
Credit unions	2,385	8%	2,194	8%
Total depository institutions	13,190	47%	12,361	46%
Insurance companies:
Captive insurance companies (1)	56	—%	825	3%
Captive insurance companies (2)	3,310	12%	3,506	13%
Other insurance companies	11,482	41%	9,948	37%
Total insurance companies	14,848	53%	14,279	53%

Total members	28,038	100%	26,640	99%

Former members	94	—%	167	1%

Total advances	$28,132	100%	$26,807	100%

(1)	Consists of those whose membership terminated on or before February 19, 2017.

(2)	Consists of those whose membership must terminate no later than February 19, 2021.

A breakdown of advances outstanding by primary product type is presented below ($ amounts in millions).

	December 31, 2016		December 31, 2015
Product Type	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)	$19,226	69%	$17,781	67%
Amortizing/mortgage matched	596	2%	861	3%
Other (2)	381	1%	1,149	4%
Total fixed-rate	20,203	72%	19,791	74%
Adjustable/variable-rate indexed	7,929	28%	7,016	26%
Total advances	$28,132	100%	$26,807	100%

(1)	Includes fixed-rate bullet and putable advances.

(2)	Includes callable and symmetrical advances.

When a borrower prepays an advance, future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. At December 31, 2016, we had $7.8 billion, or 28%, of advances outstanding, at par, that can be prepaid without incurring prepayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

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

In 2010, we began offering MPP Advantage for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing coverage from SMI providers. The only substantive difference between our original MPP and MPP Advantage for conventional mortgage loans is the credit enhancement structure. Upon implementation of MPP Advantage, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. See Item 1. Business - Operating Segments - Mortgage Loans for more detailed information about the credit enhancement structures for our original MPP and MPP Advantage.

In 2012 - 2014, we purchased participating interests from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs through their participation in the MPF Program.

To continue to meet the needs of our members and maintain an appropriate level of mortgage loans held for portfolio on our statement of condition, in December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2016		December 31, 2015
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,096	12%	$1,424	18%
Conventional Advantage	7,412	80%	5,596	70%
FHA	422	4%	523	7%
Total MPP	8,930	96%	7,543	95%
MPF Program:
Conventional	288	3%	351	4%
Government	75	1%	88	1%
Total MPF Program	363	4%	439	5%
Total mortgage loans held for portfolio	$9,293	100%	$7,982	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases of new mortgage loans under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the aggregate outstanding balance of mortgage loans purchased under our original MPP and MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrowers' equity, but before credit enhancements, was $9 million at December 31, 2016 and $6 million at December 31, 2015. The increase from December 31, 2015 to December 31, 2016 was primarily the result of periodic updates to our third-party credit and prepayment model. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was $750 thousand at December 31, 2016 and $1 million at December 31, 2015. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for more information.

Cash and Investments. We maintain our investment portfolio for liquidity purposes, to use balance sheet capacity and to supplement our earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community investments and to cover operating expenses. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

	December 31,
Components of Cash and Investments	2016	2015	2014
Cash and short-term investments:
Cash and due from banks	$547	$4,932	$3,551
Interest-bearing deposits	150	—	1
Securities purchased under agreements to resell	1,781	—	—
Federal funds sold	1,650	—	—
Total cash and short-term investments	4,128	4,932	3,552

Investment securities:
AFS securities:
GSE and TVA debentures	4,715	3,481	3,155
GSE MBS	1,076	269	—
Private-label RMBS	269	319	401
Total AFS securities	6,060	4,069	3,556
HTM securities:
GSE debentures	—	100	269
Other U.S. obligations - guaranteed MBS	2,679	2,895	3,032
GSE MBS	3,082	3,268	3,568
Private-label RMBS	50	72	100
Private-label ABS	9	11	13
Total HTM securities	5,820	6,346	6,982
Total investment securities	11,880	10,415	10,538

Total cash and investments, carrying value	$16,008	$15,347	$14,090

Cash and Short-Term Investments. Cash and short-term investments totaled $4.1 billion at December 31, 2016, a decrease of 16% compared to December 31, 2015. Cash and short-term investments as a percent of total assets were 8% at December 31, 2016 compared to 10% at December 31, 2015. The concentration of cash at December 31, 2015 and 2014 was due to a lack of short-term investments that met our minimum return thresholds on those dates. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for more information.

Investment Securities. AFS securities totaled $6.1 billion at December 31, 2016, a net increase of 49% compared to $4.1 billion at December 31, 2015. The increase resulted from purchases of GSE debentures and MBS, partially offset by principal paydowns of private-label RMBS. Net unrealized gains on AFS securities totaled $66 million at December 31, 2016, an increase of $36 million compared to December 31, 2015, primarily due to higher volume and changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due in one year or less decreased to 21% at December 31, 2016 from 24% at December 31, 2015, and the percentage due after one year through five years decreased to 39% at December 31, 2016 from 55% at December 31, 2015. The changes were due to the passage of time and new purchases during 2016 of longer-term securities. The percentage due after 5 years through 10 years increased to 37% at December 31, 2016 from 18% at December 31, 2015. AFS securities totaled $4.1 billion and $3.6 billion at December 31, 2015 and 2014, respectively, a net increase of 14%. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities for more information.

HTM securities totaled $5.8 billion at December 31, 2016, a net decrease of 8% compared to $6.3 billion at December 31, 2015, primarily due to principal paydowns. At December 31, 2016, the estimated fair value of our HTM securities in an unrealized loss position totaled $3.4 billion, an increase of 27% from $2.7 billion at December 31, 2015, primarily due to changes in interest rates, credit spreads and volatility. However, the unrealized losses only increased from $17 million at December 31, 2015 to $23 million at December 31, 2016. HTM securities totaled $6.3 billion at December 31, 2015, a decrease of 9% compared to $7.0 billion at December 31, 2014 primarily due to principal paydowns. See Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments - Long-Term Investments for more information on our investment securities.

Interest Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

AFS Securities	December 31, 2016	December 31, 2015
Non-MBS fixed rate	$4,693	$3,479
MBS:
Fixed-rate	1,061	276
Variable-rate	239	284
Total MBS	1,300	560

Total AFS securities, at amortized cost	$5,993	$4,039

HTM Securities	December 31, 2016	December 31, 2015
Non-MBS variable-rate	$—	$100
MBS and ABS:
Fixed-rate	1,512	1,956
Variable-rate	4,308	4,290
Total MBS and ABS	5,820	6,246

Total HTM securities, at amortized cost	$5,820	$6,346

Issuer Concentration. As of December 31, 2016, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our total capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions).

	December 31, 2016
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Fannie Mae debentures	$1,981	$1,981
Federal Farm Credit Bank debentures	1,574	1,574
Freddie Mac debentures	1,091	1,091
MBS:
Ginnie Mae	2,679	2,671
Fannie Mae	3,045	3,055
Freddie Mac	1,113	1,141
Subtotal	11,483	11,513
All other issuers	397	396
Total investment securities	$11,880	$11,909

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for short-term investments ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$974	$1,856	$1,740	$145	$4,715
GSE MBS (1)	—	—	1,042	34	1,076
Private-label RMBS (1)	—	—	—	269	269
Total AFS securities	974	1,856	2,782	448	6,060

HTM securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	1	2,678	2,679
GSE MBS (1)	39	853	1,097	1,093	3,082
Private-label RMBS (1)	—	1	—	49	50
Manufactured housing loan ABS (1)	—	—	—	8	8
Home equity loan ABS (1)	—	—	—	1	1
Total HTM securities	39	854	1,098	3,829	5,820

Total investment securities	1,013	2,710	3,880	4,277	11,880

Short-term investments:
Interest-bearing deposits	150	—	—	—	150
Securities purchased under agreements to resell	1,781	—	—	—	1,781
Federal funds sold	1,650	—	—	—	1,650
Total short-term investments	3,581	—	—	—	3,581

Total investments, carrying value	$4,594	$2,710	$3,880	$4,277	$15,461

Yield on AFS securities	4.10%	1.68%	2.28%	4.52%
Yield on HTM securities	2.69%	3.66%	1.06%	1.52%
Yield on total investment securities	4.05%	2.30%	1.93%	1.83%

(1)
Year of redemption on our MBS and ABS securities is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities, Notes to Financial Statements - Note 5 - Held-to-Maturity Securities and Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment for more information about our investments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments for more information on the credit quality of our investments.

Total Liabilities. Total liabilities were $51.5 billion at December 31, 2016, an increase of 7% compared to December 31, 2015. This increase was due to an increase in consolidated obligations to fund our asset growth and, to a lesser extent, an increase in MRCS reflecting a reclassification of all of the capital stock held by captive insurance company members as a result of the Final Membership Rule.

Deposits (Liabilities). Total deposits were $0.5 billion at December 31, 2016, a decrease of 6% compared to December 31, 2015. The balances of these custodial accounts can fluctuate from period to period. These deposits represent a relatively small portion of our funding and vary depending upon market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' investment preferences with respect to the maturity of their investments, and member liquidity.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2016		December 31, 2015
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$16,820	34%	$19,267	41%
CO bonds	16,234	32%	14,493	31%
Total due in 1 year or less	33,054	66%	33,760	72%
Long-term CO bonds	17,274	34%	13,374	28%
Total consolidated obligations	$50,328	100%	$47,134	100%

We maintain a liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). See Notes to Financial Statements - Note 4 - Available-for-Sale Securities, Note 5 - Held-to-Maturity Securities, Note 7 - Advances, and Note 13 - Consolidated Obligations for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2016 and 2015, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $135 million and $50 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $25 million and $81 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2016	December 31, 2015
Advances	$9,382	$9,448
Investments	6,244	4,024
Mortgage loans	548	213
CO bonds	8,865	11,623
Discount notes	773	100
Total notional	$25,812	$25,408

Total Capital. Total capital at December 31, 2016 was $2.4 billion, a net increase of $50 million, or 2%, compared to December 31, 2015. This increase is due to the growth of retained earnings, an increase in AOCI and members' purchases of additional capital stock, partially offset by the reclassification of all of the captive insurers' capital stock to MRCS.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2016	December 31, 2015
Capital stock	61%	64%
Retained earnings	37%	35%
AOCI	2%	1%
Total GAAP capital	100%	100%

The change in the percentage composition of our total GAAP capital is primarily due to the reclassification of all of the capital stock held by captive insurance company members to MRCS effective with the Final Membership Rule.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amount in millions).

Reconciliation	December 31, 2016	December 31, 2015
Total GAAP capital	$2,436	$2,386
Exclude: AOCI	(56)	(23)
Add: MRCS	170	14
Total regulatory capital	$2,550	$2,377

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.1 billion at December 31, 2016. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2016, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $363.0 billion.

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

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access consolidated obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in specific assets; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under two hypothetical adverse scenarios.

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

	December 31, 2016	December 31, 2015
Liquidity deposit reserves	$26,945	$29,468
Less: total deposits	524	557
Excess liquidity deposit reserves	$26,421	$28,911

We must maintain assets that are free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding from among the following types of qualifying assets:

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

The following table presents the aggregate amount of our qualifying assets to the total amount of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2016	December 31, 2015
Aggregate qualifying assets	$53,670	$50,459
Less: total consolidated obligations outstanding	50,269	47,113
Aggregate qualifying assets in excess of consolidated obligations	$3,401	$3,346

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.07

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Our operating assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities was $239 million for the year ended December 31, 2016, compared to $251 million for the year ended December 31, 2015 and $214 million for the year ended December 31, 2014.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	December 31, 2016		December 31, 2015
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings association	$691	41%	$643	41%
Credit unions	212	14%	197	13%
Total depository institutions	903	55%	840	54%
Insurance companies:
Captive insurance companies	—	—%	179	12%
Other insurance companies	590	35%	509	33%
Total insurance companies	590	35%	688	45%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,493	90%	1,528	99%

MRCS:
Captive insurance companies	155	9%	—	—%
Former members (1)	15	1%	14	1%
Total MRCS	170	10%	14	1%

Total regulatory capital stock	$1,663	100%	$1,542	100%

(1)
Balances at December 31, 2016 and 2015 include $6 million and $2 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

At December 31, 2016, we had $170 million in non-member capital stock subject to mandatory redemption, compared to $14 million at December 31, 2015. The increase was due to the reclassification of all of the captive insurers' capital stock to MRCS as a result of the Final Membership Rule. See Notes to Financial Statements - Note 15 - Capital for additional information.

The captive insurance companies whose membership must be terminated, and whose outstanding Class B stock must be repurchased or redeemed, no later than February 19, 2017 collectively held $3 million of MRCS as of December 31, 2016. Such stock was repurchased on or before February 19, 2017. The captive insurance companies whose membership must be terminated no later than February 19, 2021 and whose outstanding Class B stock must be repurchased, or redeemed after a five-year redemption period, collectively held $152 million of MRCS as of December 31, 2016.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us. In general, the level of excess stock fluctuates with our members' level of advances.

Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $265 million at December 31, 2016, which was 0.5% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends.

Under our capital plan, we are not required to redeem or repurchase excess stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may repurchase, and have repurchased from time to time, excess stock without a member request, upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	December 31, 2016	December 31, 2015
Member capital stock not subject to outstanding redemption requests	$238	$204
Member capital stock subject to outstanding redemption requests	2	—
MRCS	25	4
Total excess capital stock	$265	$208

Excess stock as a percentage of regulatory capital stock	16%	13%

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the Bank Act, each class of FHLBank stock is considered putable by the member. However, there are significant statutory and regulatory restrictions on our obligation to redeem, or right to repurchase, the outstanding stock, including the following:

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

Additionally, we may not redeem or repurchase shares of capital stock from any member if (i) the principal or interest due on any consolidated obligation has not been paid in full when due; (ii) we fail to certify in writing to the Finance Agency that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations; (iii) we notify the Finance Agency that we cannot provide the foregoing certification, project that we will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of our obligations; (iv) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations; or (v) we enter or negotiate to enter into an agreement with one or more FHLBanks to obtain financial assistance to meet our current obligations.

In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to require our members to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements.

Our board of directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with our minimum capital requirements, and each member must comply promptly with any such requirement. However, a member could reduce its outstanding business with us as an alternative to purchasing stock.

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if any of the restrictions on capital stock redemption discussed above have occurred), the Bank is liquidated, merged involuntarily, or merges upon our board of directors' approval or consent with one or more other FHLBanks, the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of our shareholders.

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

On February 21, 2017, our board of directors declared a cash dividend of 4.25% (annualized) on our capital stock putable-Class B-1 and 3.40% (annualized) on our capital stock putable-Class B-2.

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

As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2016 and 2015 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2016	December 31, 2015
Credit risk	$346	$262
Market risk	239	127
Operations risk	176	116
Total risk-based capital requirement	$761	$505

Permanent capital	$2,550	$2,377

The increase in our total risk-based capital requirement was primarily caused by an increase in both the credit risk and market risk components. The increase in credit risk was mainly the result of the net increase in our outstanding balance of mortgage loans while the increase in market risk was due to changes in the market environment, including interest rates, spreads and volatility. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

By regulation, the Finance Agency may mandate us to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, a Finance Agency rule authorizes the Director to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth certain factors that the Director may consider in making this determination.

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	December 31, 2016
Letters of credit outstanding	$255
Unused lines of credit (1)	1,036
Commitments to fund additional advances (2)	77
Commitments to fund or purchase mortgage loans, net (3)	99
Unsettled CO bonds, at par	815
Unsettled Discount Notes, at par	250

(1)	Maximum line of credit amount is $50 million.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days and are reported net of participating interests sold to other FHLBanks.

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

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to us to satisfy the loan. As the servicers progress through the liquidation process, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition. After foreclosure and liquidation in the name of the servicer of these mortgage loans, the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicers may submit claims to us for any remaining losses. At December 31, 2016, $3 million of principal previously paid in full by the servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 20 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2016	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual obligations:
Long-term debt (1)	$16,234	$8,841	$2,725	$5,708	$33,508
Operating leases	—	—	—	—	—
Benefit payments (2)	—	2	1	6	9
MRCS (3)	9	5	—	156	170
Total	$16,243	$8,848	$2,726	$5,870	$33,687

(1)
Includes CO bonds reported at par and based on contractual maturities but excludes discount notes due to their short-term nature. See Notes to Financial Statements - Note 13 - Consolidated Obligations for more information on consolidated obligations.

(2)
Amounts represent estimated future benefit payments due in accordance with the provisions of our SERP. See Notes to Financial Statements - Note 17 - Employee and Director Retirement and Deferred Compensation Plans for more information.

(3)	See Notes to Financial Statements - Note 15 - Capital for more information.

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
We have developed a systematic approach for reviewing the adequacy of the allowance for loan losses. Using this methodology, we perform a review designed to identify probable impairment as well as determine a reasonable estimate of loss, if any. This review consists of a separate review of (i) performing conventional loans collectively evaluated for impairment, (ii) delinquent conventional loans collectively evaluated for impairment, and (iii) certain other conventional loans individually evaluated for impairment. FHA loans are government-guaranteed and, consequently, we have determined that no allowance for losses is necessary for such loans.
For performing conventional loans current to 179 days past due and collectively evaluated for impairment, our analysis incorporates the use of a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.
For delinquent conventional loans past due 180 days or more and collectively evaluated for impairment, we evaluate the pools based on current and historical information and events.
Certain conventional mortgage loans that are impaired, primarily TDRs, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of the allowance for individually evaluated loans considers loan-specific attribute data similar to loans evaluated on a collective basis.
Our allowance for loan losses also includes specifically identified probable claims by servicers for any remaining losses of principal on delinquent loans that were previously paid in full by the servicers, and thus no longer included in the UPB on the statement of condition. We individually evaluate the properties included in this balance and obtain HUD statements, sales listings or other evidence of current expected liquidation amounts.
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
These estimates require significant judgments, especially considering the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity increasingly imprecise. Because of variability in the data underlying the assumptions made in the process of determining the allowance for credit losses, estimates of the portfolio's inherent risks will change as warranted by changes in the economy. The degree to which any particular change would affect the allowance for credit losses would depend on the severity of the change.
We considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $4.7 million. However, such increase would be substantially offset by credit enhancements. After evaluating this adverse scenario, we determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

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

The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the year ended December 31, 2016, as well as the related current credit enhancement as of December 31, 2016. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS (2)			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$334	12%	7%	23%	4%
Total Alt-A	1	12%	3%	15%	11%
Total private-label RMBS	$335	12%	7%	23%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	23%	39%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $8 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended December 31, 2016 totaled $29 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period totaled $54 thousand.

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

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment herein.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our results of operations or financial condition.

Legislative and Regulatory Developments.

Finance Agency Final Rule on AMA. On December 19, 2016, the Finance Agency published the final AMA rule, which governs an FHLBank's authority to purchase and hold certain types of mortgage loans acquired from its PFIs. The final rule, which became effective January 18, 2017:

•
expands the types of assets that qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits, as well as certificates representing interests in whole loans, under certain conditions;

•
enhances the credit risk sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of an NRSRO ratings model. The assets delivered must now be credit enhanced by the PFI up to the "AMA investment grade" level determined by the FHLBank, instead of a specific NRSRO rating; and

•	retains the option of allowing a PFI to meet its credit enhancement obligation by purchasing loan-level SMI or pool-level insurance once an FHLBank has established standards for qualified insurers.

We do not anticipate that the final AMA rule will materially impact our MPP volume or cost of operation.

Finance Agency Final Rule on New Business Activities. On December 19, 2016, the Finance Agency issued a final rule, effective January 18, 2017, that reduces the scope of new business activities ("NBA") for which an FHLBank must seek the Finance Agency's prior approval. In addition, the final rule establishes certain timelines and clarifies the protocol for Finance Agency review and approval of NBA notices. Further, under the final rule, an FHLBank's acceptance of new types of legally permissible collateral does not constitute an NBA or require the Finance Agency's prior approval. Instead, the Finance Agency will review an FHLBank's new collateral types as part of the annual examination process.

We do not anticipate that the final rule on NBAs will materially impact us.

Finance Agency Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the Finance Agency published a notice of proposed rulemaking regarding amendments to its Minority and Women Inclusion regulation. These proposed amendments would update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all FHLBank business and activities, including management, employment and contracting. The proposed amendments, if adopted, would clarify the scope of the FHLBanks' obligation to promote diversity and ensure inclusion.

Specifically, the proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

The Bank submitted a joint comment letter with the other FHLBanks and the OF on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The amendments, if adopted as proposed, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.

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

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors has established a Risk Appetite Statement that summarizes the amount, level and type of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement incorporates high level qualitative and quantitative risk limits and tolerances from our ERMP, which serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related policies approved by our board of directors, including the Operational Risk Management Policy, the Model Risk Management Policy, the Credit Policy, the Capital Markets Policy, and the Enterprise Information Security Policy.

Effective risk management programs not only include conformance of specific risk management practices to the ERMP and other key risk-related policy requirements but also the active involvement of our board of directors. Our board of directors has established a Risk Oversight Committee that provides focus, direction and accountability for our risk management process. Further, pursuant to the ERMP, the following internal management committees focus on risk management, among other duties:

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

•	Identifies and understands current and emerging risks and opportunities - makes course corrections as circumstances and events dictate;

•	Provides direction and guidance in development of strategic business plans; and

•	Oversees the actions of the following committees.

•	Risk Committee

•	Oversees the identification, monitoring, measurement, evaluation and reporting of risks; and

•
Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management.

•	Information Security Steering Committee

•	Oversees the Bank's Information Security Program, which includes enterprise information security, cybersecurity, physical security, business continuity, and vendor management.

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

Advances. We manage our exposure to credit risk on advances primarily through a combination of our security interests in assets pledged by our borrowers and ongoing reviews of our borrowers' financial strength.

Section 10(a) of the Bank Act prohibits us from making an advance without sufficient collateral to secure the advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before an advance is made by filing UCC financing statements in the appropriate jurisdictions. Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control increasing when a borrower's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support advances and work with members to improve the accuracy of valuations.

Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial strength of the borrower and/or the amount of our credit products outstanding.

As of December 31, 2016 and 2015, advances to our insurance company members represented 53% of our total advances, at par. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

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

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2016, we had no advances outstanding to a depository member whose total credit products exceeded 50% of its adjusted assets.

On March 18, 2016, the board of directors modified the initial borrowing limit for insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of December 31, 2016, we had advances outstanding, at par, of $495 million to two of our insurance company members whose total credit products exceeded 25% of their general account assets, net of money borrowed.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 cannot, per the Final Membership Rule, exceed 40% of the member's total assets. As of December 31, 2016, one such captive insurance company member exceeded that limit and therefore is not eligible for additional credit products until its outstanding borrowings fall below the percentage limit. Under the Final Membership Rule, captive insurance companies that became members on or after September 12, 2014 are no longer eligible for new or renewed credit extensions.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2016, our top two borrowers held 23% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

In addition to our internal credit risk management policies and procedures, Section 10(e) of the Bank Act affords priority of any security interest granted to us, by a member or such member's affiliate, over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, except for claims held by bona fide purchasers for value or by parties that are secured by prior perfected security interests, provided that such claims would otherwise be entitled to priority under applicable law. Moreover, with respect to federally-insured depository institution borrowers, our claims are given certain preferences pursuant to the receivership provisions of the Federal Deposit Insurance Act. With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we monitor applicable states' laws, and our security interests in collateral posted by insurance company members have express statutory protections in the jurisdictions where our members are domiciled. In addition, we take all necessary action under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral as appropriate.

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

The primary features of these three collateral status categories are:

Blanket:

•	only certain financially sound depository institutions are eligible;

•	institutions that have granted a blanket lien to another creditor are ineligible;

•	review and approval by credit services management is required;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides periodic reports of all eligible collateral.

Specific Listings:

•	applicable to depository institutions that demonstrate potential weakness in their financial condition or seek lower over-collateralization requirements;

•	may be available to institutions that have granted a blanket lien to another creditor if an inter-creditor or subordination agreement is executed;

•	member retains possession of eligible whole loan collateral pledged to us;

•	member executes a written security agreement and agrees to hold such collateral for our benefit; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

Possession:

•	applicable to all insurance companies and those depository institutions demonstrating less financial strength than those approved for specific listings;

•	required for all de novo institutions and institutions that have granted a blanket lien to another creditor but have not executed an inter-creditor or subordination agreement;

•	safekeeping for securities pledged as collateral can be with us or a third-party custodian that we have pre-approved;

•	original notes and other documents related to whole loans pledged as collateral are held with a third-party custodian that we have pre-approved; and

•	member provides loan level detail on the pledged collateral on at least a monthly basis.

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

The following table provides information regarding credit products outstanding with member and non-member borrowers based on their reporting status at December 31, 2016, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2016, and does not include all assets against which we have liens via our security agreements and UCC filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	55	$7,170	$4,472	$—	$11,642	$7,187	$2,521
Specific listings	74	13,692	1,942	1,720	17,354	12,604	6,751
Possession	36	4,012	9,383	10,226	23,621	17,146	15,082
Hybrid (3)	38	6,835	1,751	1,852	10,438	7,168	4,033
Total	203	$31,709	$17,548	$13,798	$63,055	$44,105	$28,387

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

Short-Term Investments. Our short-term investment portfolio typically includes federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio also typically includes securities purchased under agreements to resell, which are secured by United States Treasuries or Agency MBS passthroughs and mature overnight. Although we are permitted to purchase these securities in terms of up to 275 days, most such purchases mature overnight.

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

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2016, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the NRSRO long-term credit ratings of the counterparty, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

December 31, 2016	AA	A	Total
Domestic	$—	$910	$910
Canada	—	230	230
Australia	660	—	660
Total unsecured credit exposure	$660	$1,140	$1,800

Long-Term Investments. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Our long-term investments also include private-label RMBS and ABS, which are directly or indirectly secured by underlying mortgage loans. Investments in private-label RMBS and ABS may be purchased as long as the investments are rated with an S&P equivalent rating of AAA at the time of purchase. However, we are subject to credit risk on these investments. To mitigate that risk, each of the private-label RMBS and ABS contains one or more of the following forms of credit protection:

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

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2016, were California (66%), New York (6%), Florida (4%), Connecticut (3%), and Virginia (2%).

A Finance Agency regulation provides that the total of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, consisting of retained earnings, Class B capital stock, and MRCS, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments were 282% of total regulatory capital at December 31, 2016. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
December 31, 2016	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$150	$—	$—	$150
Securities purchased under agreements to resell	—	1,781	—	—	—	1,781
Federal funds sold	—	660	990	—	—	1,650
Total short-term investments	—	2,441	1,140	—	—	3,581
AFS securities:
GSE and TVA debentures	—	4,715	—	—	—	4,715
GSE MBS	—	1,076	—	—	—	1,076
Private-label RMBS	—	—	—	—	269	269
Total AFS securities	—	5,791	—	—	269	6,060
HTM securities:
Other U.S. obligations - guaranteed MBS	—	2,679	—	—	—	2,679
GSE MBS	—	3,082	—	—	—	3,082
Private-label RMBS	—	7	11	5	27	50
Private-label ABS	—	—	8	—	1	9
Total HTM securities	—	5,768	19	5	28	5,820

Total investments, carrying value	$—	$14,000	$1,159	$5	$297	$15,461

Percentage of total	—%	91%	7%	—%	2%	100%

December 31, 2015
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Total short-term investments	—	—	—	—	—	—
AFS securities:
GSE and TVA debentures	—	3,481	—	—	—	3,481
GSE MBS	—	269	—	—	—	269
Private-label RMBS	—	—	—	—	319	319
Total AFS securities	—	3,750	—	—	319	4,069
HTM securities:
GSE debentures	—	100	—	—	—	100
Other U.S. obligations - guaranteed MBS	—	2,895	—	—	—	2,895
GSE MBS	—	3,268	—	—	—	3,268
Private-label RMBS	—	12	13	11	36	72
Private-label ABS	—	—	10	—	1	11
Total HTM securities	—	6,275	23	11	37	6,346

Total investments, carrying value	$—	$10,025	$23	$11	$356	$10,415

Percentage of total	—%	97%	—%	—%	3%	100%

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

Credit Enhancements. Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2016, we had PMI coverage on $1.3 billion or 16% of our conventional MPP mortgage loans.

The following table presents the lowest credit rating of S&P, Moody's and Fitch, stated in terms of the S&P equivalent and the related PMI coverage amount on seriously delinquent loans held in our portfolio as of December 31, 2016 ($ amounts in millions).

		Seriously Delinquent Loans (1)

			PMI Coverage
Mortgage Insurance Company	Credit Rating	UPB	Outstanding
MGIC	BBB-	$2	$1
Republic Mortgage Insurance Company	NR	1	1
Radian Guaranty, Inc.	BBB-	1	—
Genworth	BB+	1	—
United Guaranty Residential Insurance Corporation	BBB+	—	—
All others	NR, BBB+	1	—
Total		$6	$2

(1)	Includes loans that are 90 days or more past due or in the process of foreclosure.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is used for credit enhancement of conventional mortgage loans purchased under MPP Advantage. At this time, substantially all of the additions are from MPP Advantage, and substantially all of the claims paid and distributions are from the original MPP.

The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	2016			2015
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of year	$9	$83	$92	$10	$52	$62
Additions	1	36	37	1	31	32
Claims paid	(1)	—	(1)	(2)	—	(2)
Distributions to PFIs	(1)	—	(1)	—	—	—
Balance, end of year	$8	$119	$127	$9	$83	$92

SMI. Losses that exceed LRA funds are covered by SMI (for original MPP loans) up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of LRA funds and SMI.

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

Credit Risk Exposure to SMI Providers. As of December 31, 2016, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $1.1 billion.

The following table presents the lowest credit rating from S&P, Moody's and Fitch, stated in terms of the S&P equivalent, for our SMI companies and the estimated SMI exposure as of December 31, 2016 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
MGIC	BBB-	$12
Genworth	BB+	4
Total		$16

Finance Agency credit-risk-sharing regulations that authorize the use of SMI previously required that the providers be rated with at least an S&P equivalent rating of AA- at the time the loans were purchased. Upon a deterioration in the mortgage markets, we were unable to meet the Finance Agency regulation's rating requirement because no mortgage insurers that underwrite SMI were rated in the second highest rating category or better by any NRSRO. On August 5, 2011, the Finance Agency extended a temporary waiver of this requirement until the AMA regulation was amended. Under this extended waiver, we were required to continue evaluating the claims-paying ability of SMI providers, determine whether to hold additional retained earnings, and take any other steps necessary to mitigate any attendant risk associated with using an SMI provider having a rating below the standard established by the AMA regulation. On January 18, 2017, certain amendments to the AMA regulation took effect, whereby we are no longer required to maintain coverage with SMIs that have any particular rating from an NRSRO. Instead, we are permitted to accept credit enhancement in the form of SMI coverage provided by qualified insurers that we have approved under written financial and operational standards that we are required to develop within one year of the amendments’ effective date.

We evaluate the recoverability related to PMI/SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI/SMI providers related to outstanding and unpaid claims. Given the below-investment grade credit ratings of most of our mortgage insurers, we continue to closely monitor their financial conditions. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses for our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses.

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

Credit Enhancements. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

(i) Borrower equity;
(ii) PMI (when applicable);
(iii) FLA, which functions as a tracking mechanism for determining our potential loss exposure under each pool prior to the PFI’s CE Obligation; and
(iv) CE Obligation, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS deemed to be investment-grade.

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2016, we had PMI coverage on $33 million or 12% of our conventional MPF mortgage loans.

FLA and CE Obligation. If losses occur in a pool, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2016, our exposure under the FLA was $4 million, and CE obligations available to cover losses in excess of the FLA were $18 million. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

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

	December 31, 2016
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$4	82.0%	9.9%	3.6%	4.5%
620-659	99	87.2%	5.4%	2.2%	5.2%
660 or higher	8,693	99.2%	0.4%	0.1%	0.3%
Total	$8,796	99.0%	0.5%	0.1%	0.4%

Weighted Average FICO® Score	760

Loan-to-Value Ratio (2)	December 31, 2016
< = 60%	16%
> 60% to 70%	16%
> 70% to 80%	53%
> 80% to 90% (3)	10%
> 90% (3)	5%
Total	100%

Weighted Average LTV Ratio	73%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

As of December 31, 2016, 99% of the borrowers in our conventional loan portfolio had FICO® scores greater than 660 at origination, and 85% had an LTV ratio of 80% or lower. We believe these measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP and MPF Loan Concentration. The following table presents the percentage of UPB of MPP and MPF conventional loans outstanding at December 31, 2016 for the five largest state concentrations, with comparable percentages at December 31, 2015.

By State	December 31, 2016	December 31, 2015
Indiana	31%	31%
Michigan	29%	28%
California	14%	12%
Colorado	3%	3%
Virginia	3%	3%
All others	20%	23%
Total	100%	100%

The mortgage loans purchased through the MPP and the participating interests purchased through the MPF Program are currently dispersed across 50 states and the District of Columbia. No single zip code represented more than 1% of mortgage loans outstanding at December 31, 2016 or 2015. The median original size of each mortgage loan in our MPP and MPF portfolios was approximately $150 thousand and $141 thousand at December 31, 2016 and 2015, respectively.

MPP and MPF Credit Performance. The UPB of our MPP and MPF conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions).

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Past Due, Non-Accrual and Restructured Loans
Real estate mortgages past due 90 days or more and still accruing interest	$27	$34	$50	$80	$107
Non-accrual loans (1) (2)	5	9	7	1	2
TDRs (3)	14	15	14	17	15

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$1	$3	$5	$10	$3
Charge-offs	—	(1)	(1)	(1)	(1)
Provision for (reversal of) loan losses	—	(1)	(1)	(4)	8
Allowance for loan losses, end of the year	$1	$1	$3	$5	$10

(1)	The interest income shortfall on non-accrual loans was less than $1 million for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

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

(4)
Our allowance for loan losses also included potential claims by servicers for any remaining losses on $3 million, $5 million, $6 million, and $14 million and $16 million of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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

The serious delinquency rate for government-guaranteed or -insured mortgages was 0.46% and 0.50% at December 31, 2016 and 2015, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 0.32% at December 31, 2016, compared to 0.50% at December 31, 2015. Both rates were below the national serious delinquency rate.

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

December 31, 2016	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$2,421	$11	$—	$11
Uncleared derivatives - A	4	—	—	—
Cleared derivatives (1)	15,748	89	35	124
Liability positions with credit exposure
Cleared derivatives (1)	13	—	—	—
Total derivative positions with credit exposure to non-member counterparties	18,186	100	35	135
Member institutions (2)	53	—	—	—
Subtotal - derivative positions with credit exposure	18,239	$100	$35	$135
Derivative positions without credit exposure	7,573
Total derivative positions	$25,812

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Our enterprise risk management function and business units complete a comprehensive annual risk and control assessment that serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls in order for the residual risks to be assessed with the appropriate strategy to accept, transfer, or mitigate the residual risk. The risk assessment process provides management and the board of directors with a detailed and transparent view of our identified risks and internal control structure.

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

To date, we have not experienced any material losses relating to cyber attacks or other information security breaches. Our risk and exposure to these events remains heightened because of, among other reasons, the evolving nature of these threats, our role in the financial services industry, and the outsourcing of some of our business operations. As a result, we have implemented a Cyber Risk Management Program designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Cyber Risk Management Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Protective security controls are in place for critical infrastructure services including access controls, boundary defense, data protection, local administrator restrictions, maintenance, physical security, secure configurations, and secure network engineering. Detective controls, including continuous security monitoring and intrusion detection, are used to identify cyber risk events. Responsive controls are part of our Business Continuity Plan and Information Security Incident Response Plan to ensure we can implement appropriate activities when a cyber risk event is detected. Periodically, we engage external third parties to assess our Cyber Risk Management Program and perform vulnerability and penetration testing to validate the effectiveness of the program.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As used in this Item, unless the context otherwise requires, the terms "we," "us," "ours," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms.

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets and liabilities, including derivatives, or our net earnings will decline as a result of changes in interest rates or financial market volatility. Market risk includes the risks related to:

•	movements in interest rates over time;

•	movements in mortgage prepayment speeds over time;

•	advance prepayments;

•	actual and implied interest rate volatility;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the consolidated obligation and LIBOR yield curves);

•	the change in the relationship of FHLBank System debt spreads to relevant indices, primarily LIBOR (commonly referred to as "basis" risk); and

•	the change in the relationship between fixed rates and variable rates.

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

Years Ended	VaR	High	Low	Average
December 31, 2016	$239	$239	$110	$150
December 31, 2015	127	149	106	125

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

December 31, 2016	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,545	$2,634	$2,604	$2,546	$2,467
Percent change in MVE from base	(2.3)%	1.1%	0%	(2.2)%	(5.3)%
MVE/book value of equity (2)	97.7%	101.1%	99.9%	97.7%	94.7%
Duration of equity (3)	(5.3)	(0.1)	1.7	2.8	3.4

December 31, 2015	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,406	$2,438	$2,375	$2,322	$2,255
Percent change in MVE from base	1.3%	2.7%	0%	(2.2)%	(5.1)%
MVE/book value of equity (2)	100.3%	101.6%	99.0%	96.8%	94.0%
Duration of equity (3)	(2.9)	1.2	2.4	2.6	3.2

(1)	Given the current environment of low interest rates, we have adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the MVE/book value of equity profile from December 31, 2015 can primarily be attributed to the change in market value of the assets and liabilities in response to changes in the market environment and updates to certain modeling assumptions.

(3)
The changes in the duration of equity compared to December 31, 2015 were partly due to changes in the market rate environment and updated modeling assumptions. This resulted in the shortening of the duration of both assets and liabilities; however, the duration of our assets shortened more than the duration of liabilities, which shortened the duration of equity particularly in the down rate shocks. Changes in duration of equity due to interest rate shocks are determined using 50 bp increments.

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

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap was 0.03% at December 31, 2016, compared to 0.06% at December 31, 2015.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2016	December 31, 2015
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair-value	$8,273	$8,247
		Economic	128	134
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the Advance.	Fair-value	976	894
		Economic	—	3
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	5	5
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair-value	—	150
		Economic		15
Sub-total advances			9,382	9,448
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair-value	4,762	3,411
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable rate index and offsets option risk in the investment.	Fair-value	1,117	272
Interest-rate cap	Offsets the interest-rate cap embedded in a variable rate investment.	Economic	365	341
Sub-total investments			6,244	4,024
Mortgage loans:
Interest-rate swaption	Provides the option to enter into an interest-rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge.	Economic	350	—
Forward settlement agreement	Protects against changes in market value of fixed rate MDCs resulting from changes in interest rates.	Economic	99	106
Sub-total mortgage loans			449	106
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair-value	6,030	10,259
		Economic	—	—
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair-value	2,815	1,294
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair-value	20	70
Sub-total CO bonds			8,865	11,623
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	773	100
Sub-total discount notes			773	100
Stand-alone derivatives:
MDCs	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	99	107
Sub-total stand-alone derivatives			99	107
Total notional			$25,812	$25,408

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

	December 31, 2016			December 31, 2015
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$5,755	$5,631	98%	$3,754	$3,750	100%
Total variable-rate	239	—	—%	285	—	—%
Total AFS securities, amortized cost	$5,994	$5,631	94%	$4,039	$3,750	93%

Advances:
Total fixed-rate	$20,203	$9,377	46%	$19,791	$9,308	47%
Total variable-rate	7,929	5	—%	7,016	140	2%
Total advances, par value	$28,132	$9,382	33%	$26,807	$9,448	35%

CO bonds:
Total fixed-rate	$19,583	$8,845	45%	$22,312	$11,484	51%
Total variable-rate	13,925	20	—%	5,555	140	3%
Total CO bonds, par value	$33,508	$8,865	26%	$27,867	$11,624	42%

Discount notes:
Total fixed-rate	$16,820	$775	5%	$19,267	$100	1%
Total variable-rate	—	—	—%	—	—	—%
Total discount notes, par value	$16,820	$775	5%	$19,267	$100	1%

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

Quarterly Results

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2016 and 2015 are included in the tables below ($ amounts in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2016
Statement of Income	2016	2016	2016	2016	Total
Total interest income	$162	$168	$177	$188	$695
Total interest expense	113	122	128	134	497
Net interest income	49	46	49	54	198
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	49	46	49	54	198
Total other income (loss)	(1)	(2)	(4)	13	6
Total other expenses	19	18	19	22	78
Income before assessments	29	26	26	45	126
AHP assessments	3	2	3	5	13
Net income	$26	$24	$23	$40	$113

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2015
Statement of Income	2015	2015	2015	2015	Total
Total interest income	$127	$133	$138	$146	$544
Total interest expense	78	86	90	94	348
Net interest income	49	47	48	52	196
Provision for (reversal of) credit losses	1	(1)	—	—	—
Net interest income after provision for credit losses	48	48	48	52	196
Total other income (loss)	4	8	—	(2)	10
Total other expenses	18	18	17	19	72
Income before assessments	34	38	31	31	134
AHP assessments	3	4	3	3	13
Net income	$31	$34	$28	$28	$121

Deposits

The following table presents the average amount of, and the average rate paid on, each category of deposits that exceeds 10% of average total deposits ($ amounts in millions).

	Years Ended December 31,
Category of Deposit	2016	2015	2014
Interest-bearing overnight deposits:
Average balance	$176	$291	$388
Average rate paid	0.14%	0.01%	0.01%
Interest-bearing demand deposits:
Average balance	$415	$414	$373
Average rate paid	0.09%	0.01%	0.01%

We had no individual time deposits in amounts of $100 thousand or more at December 31, 2016 or 2015.

Short-term Borrowings

The table below presents certain information for each category of our short-term borrowings for which the average balance outstanding during each year exceeded 30% of capital at year end ($ amounts in millions).

	Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2016	2015	2014	2016	2015	2014
Outstanding at year end	$16,802	$19,252	$12,568	$7,499	$7,632	$7,956
Weighted average rate at year end	0.51%	0.31%	0.12%	0.66%	0.28%	0.11%
Daily average outstanding for the year	$16,129	$12,617	$8,513	$8,656	$8,484	$9,531
Weighted average rate for the year	0.40%	0.16%	0.08%	0.52%	0.19%	0.11%
Highest outstanding at any month end	$19,511	$19,252	$12,568	$10,247	$10,164	$10,840

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

As of December 31, 2016, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

On March 9, 2017, the board of directors adopted a Key Employee Severance Policy, effective as of that date. For additional information, please refer to Item 11 - Executive Compensation - Potential Payments Upon Termination or Change in Control - Key Employee Severance Policy.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms. Additional acronyms and terms that are only used in this Item 10 are defined within Item 10.

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

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board of directors. A Finance Agency Order issued June 9, 2016 provides that we have seventeen seats on our board of directors for 2017, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board of directors as a whole and to determine whether the capabilities of the board of directors would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2016 director elections, our board of directors listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

Nomination of Member Directors. The Bank Act and Finance Agency regulations require that member director nominees meet certain statutory and regulatory criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a United States citizen. These criteria are the only eligibility criteria that member directors must meet, and we are not permitted to establish additional eligibility or qualifications criteria for member directors or nominees.

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

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating an individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. The Bank Act prohibits an independent director from serving as an officer of an FHLBank or as a director, officer, or employee of a member of the applicable FHLBank, or of a recipient of an advance from an FHLBank.

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

Pursuant to the Bank Act and Finance Agency regulations, the Executive/Governance Committee of the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com, by clicking on "Resources," "Corporate Governance" and "Board of Directors." Our members may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent director nominees may qualify to serve as our directors is based upon the nominees' satisfaction of the regulatorily prescribed eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board of directors then submits the slated independent director candidates to the Finance Agency for its review and comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because member directors are nominated by our members. As noted, our board of directors, after review by the Executive/Governance Committee and consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board of directors, by a majority vote of the remaining directors, shall elect an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility and, as to independent directors, his or her qualifications. Before electing an independent director, the FHLBank must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board of directors, the FHLBank must send a notice to its members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. In April 2016, in accordance with Finance Agency regulations, our board of directors conducted an election to fill the unexpired term resulting from a vacancy in one Indiana member director position.

2016 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2016 was the fourth quarter election of two Indiana member directors and three independent directors. In 2016 the nomination of member directors was conducted electronically; for independent directors, the 2016 nomination was conducted both electronically and by mail. The 2016 election for both types of directorships was conducted electronically. No meeting of the members was held with regard to the election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The 2016 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Our directors are listed in the table below, including those who served in 2016 or serve as of March 10, 2017.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
James D. MacPhee, Chair (1)	69	1/1/2008	12/31/2018	Member (MI)
Dan L. Moore, Vice Chair (1)	66	1/1/2011	12/31/2018	Member (IN)
Jonathan P. Bradford (2)	67	4/24/2007	12/31/2020	Independent
Charlotte C. Decker	53	1/1/2017	12/31/2020	Independent
Matthew P. Forrester	60	1/1/2010	12/31/2017	Member (IN)
Karen F. Gregerson	56	1/1/2013	12/31/2020	Member (IN)
Michael J. Hannigan, Jr.	72	4/24/2007	12/31/2017	Independent
Carl E. Liedholm	76	1/1/2009	12/31/2020	Independent
James L. Logue III	64	4/24/2007	12/31/2017	Independent
Robert D. Long	62	4/24/2007	12/31/2019	Independent
Michael J. Manica	68	1/1/2016	12/31/2019	Member (MI)
Christine Coady Narayanan (3)	53	1/1/2008	12/31/2019	Independent
Jeffrey A. Poxon	70	6/15/2006	12/31/2017	Member (IN)
John L. Skibski	52	1/1/2008	12/31/2019	Member (MI)
Thomas R. Sullivan	66	1/1/2011	12/31/2018	Member (MI)
Larry A. Swank	74	1/1/2009	12/31/2018	Independent
Ryan M. Warner	60	1/1/2017	12/31/2020	Member (IN)
Maurice F. Winkler III	61	1/1/2009	12/31/2016	Member (IN)

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

Each of our directors serves on one or more committees of our board. The following table presents the committees on which each director serves as of March 10, 2017 as well as whether the director is the chair (C), vice chair (VC), member (x), Ex-Officio member (EO), or alternate (A) of the respective committee.

Name	Executive / Governance	Finance/Budget	Affordable Housing	Human Resources	Audit	Risk Oversight	Information Technology
James D. MacPhee	C	EO	EO	EO	EO	EO	EO
Dan L. Moore	VC	x	x
Jonathan P. Bradford	x		C				x
Charlotte C. Decker		x				x	x
Matthew P. Forrester		x			VC		x
Karen F. Gregerson				x	x		C
Michael J. Hannigan, Jr.	x		x				x
Carl E. Liedholm		C	x			x
James L. Logue III			x	x			VC
Robert D. Long				x	C		x
Michael J. Manica		VC			x		x
Christine Coady Narayanan	x			C	x
Jeffrey A. Poxon	x		x			VC
John L. Skibski	x					C
Thomas R. Sullivan				VC		x
Larry A. Swank	A	x	VC
Ryan M. Warner		x		x	x

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

James D. MacPhee is the Vice Chair of the board of directors of Kalamazoo County State Bank in Schoolcraft, Michigan, after having served as a director and its CEO from 1991 through his retirement in December 2015. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is a past chair of the latter organization and currently serves on its Executive Committee. He holds an associate's degree in business from Kalamazoo Valley Community College and attended a two-year accelerated executive management program at the University of Michigan (Ross School of Business).

Dan L. Moore is the President and CEO of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore is a member of the OCC Mutual Savings Association Advisory Committee and a member of the Board of Directors of Indiana University Health - Morgan Hospital. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

Jonathan P. Bradford is the owner and President of Development and Construction Resources, LLC in Grand Rapids, Michigan, which provides consulting services for non-profit companies engaged in affordable housing and community development activities. In addition, Mr. Bradford is Vice President of the board of the Michigan Non-Profit Housing Corporation, which owns several multi-family housing developments in Grand Rapids and Detroit, Michigan. Mr. Bradford retired in September 2015 as President and CEO of Inner City Christian Federation, in Grand Rapids, Michigan, a position he had held since 1981. Inner City Christian Federation is involved in the development of affordable housing, as well as housing education and counseling. As President and CEO of Inner City Christian Federation, Mr. Bradford developed the organization's real estate development financing system and guided the development of over 500 housing units and approximately 70,000 square feet of commercial space. Mr. Bradford holds a bachelor of arts degree from Calvin College and a master of social work degree from the University of Michigan with a concentration in housing and community development policy and planning. He is also licensed in the State of Michigan as a residential building contractor.

Charlotte C. Decker is Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, and has held that position since December 2014. Ms. Decker also served as a Senior Consultant for Data Consulting Group, an information technology consulting services company in Detroit, Michigan, from August 2014 through December 2015. Prior to that, she was Vice President - Chief Technology Officer for Auto Club Group, an insurance and financial services company in Dearborn, Michigan, from September 2008 to June 2014. In addition, she was a Director of Global Computing for General Motors Corporation in Detroit, Michigan, from 2004 to 2007. Ms. Decker holds a bachelor of science degree, a master of science degree, and a master of business administration degree, all from the University of Michigan.

Matthew P. Forrester is the Regional Chairman of German American Bancorp, the banking subsidiary of German American Bancorp, Inc., a NASDAQ-listed financial services holding company, and has held that position since March 1, 2016. Before that appointment, he had served since 1999 as President and CEO of River Valley Financial Bank in Madison, Indiana, and River Valley Bancorp, a NASDAQ-listed bank holding company in Madison, Indiana. River Valley Bancorp merged into German American Bancorp, Inc. effective March 1, 2016. Prior to 1999, Mr. Forrester was Chief Financial Officer of Home Loan Bank in Fort Wayne, Indiana, and Senior Vice President and Treasurer for its holding company, Home Bancorp, for 14 years. Before joining Home Loan Bank, Mr. Forrester served as an examiner for the Indiana Department of Financial Institutions for 3 years. Mr. Forrester holds a bachelor of arts degree from Wabash College and a master of business administration degree from St. Francis College.

Karen F. Gregerson is the President and CEO of The Farmers Bank in Frankfort, Indiana, and President of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to those positions in April 2016. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she had held since 1997. Ms. Gregerson holds a bachelor of science degree from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology.

Michael J. Hannigan, Jr. has been employed in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate and financial consulting company in Carmel, Indiana, and has held that position since 2007 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc., a residential real estate company. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has served as a director and founding partner of several companies engaged in residential development, home building, private water utility service, industrial development, and private capital acquisition. Mr. Hannigan is a director and member of the Executive Committee of the Indiana Builders Association, a trade association. He holds a bachelor of business administration degree from the University of Notre Dame. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over forty years of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm holds a bachelor of arts degree from Pomona College and a doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters.

James L. Logue III is the Senior Vice President and Chief Strategy Officer of Cinnaire Corp., formerly Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan. He previously served as Chief Operating Officer of that company since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 40 years' experience in affordable housing, finance, commercial real estate and economic development matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at HUD in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C. In addition, he serves on the Community Care Board of Sparrow Health System, a locally owned and governed health system in Lansing, Michigan. Mr. Logue holds a bachelor of arts degree from Kean College.

Robert D. Long retired from KPMG, LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Since December 2014, Mr. Long has been a member of the board, Chair of the Audit Committee and Audit Committee financial expert for Celadon Group, Inc., an NYSE-listed transportation and logistics company. From 2010 to 2015, Mr. Long was a member of the board and Chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. From 2009 to 2014, Mr. Long was a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. He holds a bachelor of science degree from Indiana University.

Michael J. Manica is the Executive Vice President and a director of United Community Financial Corporation, a bank holding company, and is President, CEO and director of its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held those positions since March 2014. Before his appointment as President and CEO, Mr. Manica had served as President and Chief Operating Officer and director since 2000. His career with United Bank of Michigan began in 1980. He was previously employed at the FDIC. Mr. Manica serves as Vice Chair of the Michigan Bankers Association. He holds a bachelor of arts degree from the University of Michigan and completed the Graduate School of Banking program at the University of Wisconsin.

Christine Coady Narayanan is the President and CEO of Opportunity Resource Fund, with offices in Lansing and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit CDFI engaged in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. She holds an associate degree from Lansing Community College and a bachelor of arts degree from Spring Arbor University.

Jeffrey A. Poxon is an Associate Vice President - Investment Officer of Purdue Federal Credit Union in West Lafayette, Indiana, and has held that position since October 2014. Mr. Poxon retired in 2012 as the Vice President - Investment Research of The Lafayette Life Insurance Company in Cincinnati, Ohio, a member of the Western & Southern Financial Group, having previously served as its Chief Investment Officer. Mr. Poxon had been with Lafayette Life since 1979, was appointed Chief Investment Officer in 1987, and was promoted to Senior Vice President in 1995. From 1992 until November 2014, he served as a director of LSB Financial Corporation, Lafayette, Indiana and a director of its banking subsidiary, Lafayette Savings Bank, FSB in Lafayette, Indiana. He holds a bachelor of science degree and a master of science degree from Purdue University - Krannert School of Management.

John L. Skibski is the Executive Vice President and Chief Financial Officer of MBT Financial Corp., a NASDAQ-listed bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 25 years' experience in banking in various financial controls capacities. He holds a bachelor of business administration degree and a master of business administration degree from the University of Toledo.

Thomas R. Sullivan is a director of Mercantile Bank Corp., a NASDAQ-listed bank holding company, and Mercantile Bank of Michigan, its banking subsidiary, after having served as Chair of the board of directors of Mercantile Bank Corp. from June 2014 until his retirement as Chair in May 2015. From 2000 through June 2014, Mr. Sullivan was President, CEO, and a director of Firstbank Corporation, a NASDAQ-listed multi-bank holding company in Alma, Michigan, and a director of each of its subsidiary banks. Mr. Sullivan was also President and Chief Executive Officer of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over forty years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan holds a bachelor of science degree from Wayne State University, and has attended several banking schools.

Larry A. Swank is Founder, CEO and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as CEO of Sterling Group, Inc. since 1979, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing and storage units. Mr. Swank's company manages over 55 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1997 and as a member of its Executive Board from 1997 to 2012. He has served as Chair of that association's Housing Finance Committee on three separate occasions.

Ryan M. Warner is President of Bippus State Bank in Huntington, Indiana. Mr. Warner has held this position since 1987, and has been employed by Bippus State Bank since 1977. Mr. Warner currently serves as President of the Huntington County Economic Development board of directors and Chairman of the board of directors of Parkview Huntington Hospital. Mr. Warner received an associate degree in accounting from International Business College, and completed the Graduate School of Banking program at the University of Wisconsin.

Maurice F. Winkler III is a director of Horizon Bancorp, a NASDAQ-listed bank holding company, and Horizon Bank, N.A., its banking subsidiary, a position he has held since July 2015. From 1996 until July 2015, Mr. Winkler was President and Chief Executive Officer of Peoples Bancorp, a bank holding company, and its banking subsidiary, Peoples Federal Savings Bank of DeKalb County in Auburn, Indiana. He was also a director of Peoples Bancorp from 1993 through July 2015. Mr. Winkler served as Chief Financial Officer of the bank and its holding company from 1987 to 1996. Mr. Winkler has over 30 years' experience in banking. He previously served on the board of directors of the Indiana Bankers Association. Mr. Winkler holds a bachelor of science degree from Purdue University. During 2016, Mr. Winkler served on the Finance and Human Resources Committees.

Audit Committee and Audit Committee Financial Expert. Our board of directors has a standing Audit Committee that was comprised of the following directors as of December 31, 2016:

Robert D. Long, Chair, independent director
Karen F. Gregerson, Vice Chair
Matthew P. Forrester
Michael J. Manica
Christine Coady Narayanan, independent director
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is an Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm. Our board of directors has determined that Mr. Long is "independent" under the New York Stock Exchange rules definition, but has further determined that no member director may qualify as "independent" under that definition due to the cooperative ownership structure of our Bank by its member institutions. For further discussion about the board of directors' analysis of director independence, see Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on September 9, 2016. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. During 2016, the Audit Committee met 12 times and, among other matters, also:

•	reviewed the scope of and overall plans for the external and internal audit programs;

•	reviewed and recommended board approval of our policy with regard to the hiring of former employees of the independent registered public accounting firm;

•	reviewed and approved our policy for the pre-approval of audit and permitted non-audit services by the independent registered public accounting firm;

•	received reports pursuant to our policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters; and

•
reviewed the adequacy of our internal controls, including for purposes of evaluating the fair presentation of our financial statements in connection with certifications made by our principal executive officer, principal financial officer and principal accounting officer.

The Sarbanes-Oxley Act of 2002 requires that the Audit Committee establish and maintain procedures for the confidential submission of employee concerns regarding questionable accounting, internal controls or auditing matters. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any related concerns we receive, including automated notifications from the EthicsPoint reporting system which was implemented to assist the Audit Committee in administering the anonymous complaint procedures. The Audit Committee will continue to ensure that the Bank is in compliance with all applicable rules and regulations with respect to the submission to the Audit Committee of anonymous complaints. We encourage employees and third-party individuals and organizations to report concerns about our accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.

The Audit Committee is directly responsible for the appointment and oversight of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC"), and annually reviews PwC's qualifications, independence and performance in connection with the Committee's determination of whether to retain PwC or engage another firm as our independent auditor. In the course of these reviews, the Audit Committee considers, among other factors:

•	PwC's historical and recent performance of our audit, including the results of an internal survey of PwC's service and quality;

•	an analysis of PwC's known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board reports on PwC and its peer firms;

•	the appropriateness of PwC's fees, on both an absolute basis and as compared to its peer firms;

•	PwC's tenure as our independent auditor and its familiarity with our operations and businesses, accounting policies and practices and internal control over financial reporting; and

•	PwC's and its assigned team's capability, capacity, and expertise in auditing the breadth and complexity of our operations.

The Audit Committee has reviewed and approved the amount of fees paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence. PwC has served as our independent registered public accounting firm since 1990. Based on its review, the Audit Committee recommended, and the board of directors appointed, PwC as our independent registered public accounting firm for the year ended December 31, 2016.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee.

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

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with management, our internal auditors and PwC. The Audit Committee also oversaw our internal auditors' review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 16 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective examinations; their views regarding the appropriateness of management's estimates, judgments, selection of accounting policies, and systems of internal controls; and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, to include the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the SEC.

The 2017 Audit Committee is comprised of the following directors as of March 10, 2017:

Robert D. Long, Chair, independent director
Matthew P. Forrester, Vice Chair
Karen F. Gregerson
Michael J. Manica
Christine Coady Narayanan, independent director
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

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

Name	Age	Position
Cindy L. Konich (1)	60	President - Chief Executive Officer ("CEO")
William D. Miller (2)	59	Executive Vice President - Chief Risk Officer ("CRO")
Gregory L. Teare (3)	63	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (4)	52	Senior Vice President - Treasurer
LaVonne C. Cate (5)	66	Senior Vice President - Chief Administrative Officer
Jonathan W. Griffin (6)	46	Senior Vice President - Chief Credit and Marketing Officer
Mary M. Kleiman (7)	57	Senior Vice President - General Counsel and Chief Compliance Officer
Gregory J. McKee (8)	43	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (9)	60	Senior Vice President - Chief Accounting Officer ("CAO")
Deron J. Streitenberger (10)	49	Senior Vice President - Chief Business Operations Officer ("CBOO")

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

(2)
Mr. Miller was promoted to Executive Vice President - CRO effective January 2017, after having been appointed by our board of directors as Senior Vice President - CRO in February 2014. Mr. Miller was named First Vice President - Chief Investment Officer in May 2013. Mr. Miller joined our Bank as First Vice President - Director of Capital Markets in July 2011. Mr. Miller holds an MBA.

(3)
Mr. Teare was promoted to Executive Vice President - CFO effective January 2017, after having been appointed by our board of directors as Senior Vice President - CFO in February 2015. He was previously appointed by our board of directors as Senior Vice President - Chief Banking Officer in September 2008. Mr. Teare holds an MBA.

(4)
Mr. Brandt was appointed by our board of directors as Senior Vice President - Treasurer effective January 4, 2016. Previously, Mr. Brandt was Vice President - Liquidity and Funding at BMO Harris Bank from July 2015 to December 2015. Prior to that, he was Managing Principal of North Center Management Partners LLC from December 2014 to July 2015. Mr. Brandt also served as Vice President - Finance at Metropolitan Capital Bank & Trust and Metropolitan Capital Investment Banc, Inc. from September 2013 to November 2014, and as a Managing Director of Incapital LLC from October 2011 to June 2013. Mr. Brandt was also an officer of the Federal Home Loan Bank of Chicago from September 2002 to October 2011, advancing to the level of Executive Vice President. Mr. Brandt holds an MBA.

(5)
Ms. Cate was promoted to Senior Vice President - Chief Administrative Officer effective January 2015, after having served as First Vice President beginning in January 2012. She had served as Director of Human Resources and Administration beginning in July 2007. Ms. Cate holds a bachelor of science degree and is a Senior Professional in Human Resources ("SPHR"). Ms. Cate retired effective August 5, 2016.

(6)
Mr. Griffin was promoted to Senior Vice President - Chief Credit and Marketing Officer effective January 2015. Mr. Griffin was appointed as Chief Credit and Marketing Officer in September 2011. Mr. Griffin holds an MBA and is a CFA.

(7)
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

(8)
Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Director of Internal Audit in January 2006. Mr. McKee holds an MBA and is a CPA.

(9)	Mr. Short was appointed by our board of directors as Senior Vice President - CAO in August 2009. Mr. Short holds an MBA and is a CPA.

(10)
Mr. Streitenberger was appointed as Senior Vice President - CBOO in November 2015 after having been appointed as Senior Vice President - Chief Information / MPP Operations Officer, in February 2015. He was previously promoted to Senior Vice President - Chief Information Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Chief Information Officer in June 2013. Before joining our Bank, Mr. Streitenberger served as Vice President - Shared Services at Inmar Corporation from 2012 to 2013. Before joining Inmar Corporation, he was Vice President - Chief Information Officer at Republic Financial Indemnity Group from 1998 to 2012. Mr. Streitenberger holds an MBA.

Code of Conduct

We have a Code of Conduct that is applicable to all directors, officers and employees of our Bank, including our principal executive officer, our principal financial officer, our principal accounting officer, and the members of our Affordable Housing Advisory Council. The Code of Conduct is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. Interested persons may also request a copy by contacting us, Attention: Corporate Secretary, FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms. Additional acronyms and terms that are only used in this Item 11 are defined within Item 11.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for fiscal year 2016.

As of December 31, 2016, the HR Committee was comprised of the following directors:

Christine Coady Narayanan, Chair
Thomas R. Sullivan, Vice Chair
Michael J. Hannigan, Jr.
Robert D. Long
Dan L. Moore
Maurice F. Winkler III
James D. MacPhee, Ex-Officio Voting Member

The HR Committee is comprised of the following directors as of March 10, 2017:

Christine Coady Narayanan, Chair
Thomas R. Sullivan, Vice Chair
Karen F. Gregerson
James L. Logue III
Robert D. Long
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been required under clause (iii), but for the fact that the individual was not serving as an Executive Officer of our Bank at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2016).

NEO	Title
Cindy L. Konich	President - Chief Executive Officer ("CEO") - PEO
Gregory L. Teare	Executive Vice President - Chief Financial Officer ("CFO") - PFO
William D. Miller	Executive Vice President - Chief Risk Officer ("CRO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")
Deron J. Streitenberger	Senior Vice President - Chief Business Operations Officer ("CBOO")

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2016) and reports its recommendations to the board of directors. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board of directors in the governance of our Bank, including nominations of the Chair and Vice Chair of the board of directors and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board of directors, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (nine times in 2016) and reports its recommendations to the board of directors.

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

Further, in June 2016, six federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered institutions," which include the FHLBanks, from entering into incentive-based compensation arrangements that encourage inappropriate risks or that could lead to a material financial loss. This proposed rule replaces a similar proposed rule published in 2011. As applied to the FHLBanks, covered persons under the 2016 proposed rule include senior management responsible for the oversight of firm-wide activities or material business lines or control functions, as well as non-executive employees: (i) whose annual incentive compensation is at least one-third of their total annual compensation and who are among the top two percent of the highest-compensated persons in the organization; (ii) whose positions give them the authority to commit or expose 0.5 percent or more of the organization's capital; or (iii) who are otherwise identified as "significant risk-takers" by the organization or the applicable regulatory agency. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

•	appropriate balance between risk and reward;

•	effective risk management and controls; and

•	effective governance.

In addition, the proposed rule would impose requirements with respect to incentive-based compensation arrangements for covered persons related to:

•
mandatory deferrals of annual and "long-term" incentive-based compensation for senior executive officers and significant risk-takers of 50 percent and 40 percent, respectively, over no less than three years for annual incentive-based compensation and over one additional year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawback of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

The proposed rule would also require board of directors to obtain: (i) input on the effectiveness of risk measures and adjustments used to balance risk and reward in incentive-based compensation; and (ii) at least annually, from management and from the internal audit or risk management function of the organization, a written assessment of the effectiveness of the organization's incentive-based compensation program and related compliance and control processes in providing risk-taking incentives that are consistent with the organization's risk profile.

Our current compensation policies and practices, among other things:

•	prohibit excessive compensation to covered persons;

•	prohibit incentive compensation that encourages inappropriate risks, which could lead to material financial loss;

•	require reports to the Finance Agency describing the structure of our incentive-based compensation arrangements for covered persons;

•	require policies and procedures to help ensure compliance with the requirements and prohibitions of the rule; and

•	require mandatory deferrals of 50% of incentive compensation over three years for certain executive officers.

The Finance Agency's rule on golden parachute payments ("Golden Parachute Rule") sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Under this rule, golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, under the appointment of a conservator or receiver or in a troubled condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual.

Compensation Philosophy and Objectives. In 2016, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors continues to review these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. We are not able to offer equity-based compensation because we are a cooperative, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to three of the NEOs identified in this Report) and other retirement benefits (as to all NEOs). This approach will generally lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors. The President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends to the Finance/Budget Committee (previously to the Budget/Information Technology Committee), for approval by the board of directors, the percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget. The benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board of directors after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for the board of directors' review and approval.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last six years, McLagan, an AON company, was engaged to work with the HR Committee to evaluate and update our salary benchmarks for certain positions, including the NEOs' positions, in our Bank. The salary and benefit benchmarks we use to establish reasonable and competitive compensation for our employees are the competitor groups identified by McLagan. The competitor groups are comprised of selected firms that elected to participate in McLagan's Financial Industry Salary Survey. The firms included in the competitor groups can change year-to-year, based on changes in the composition of the McLagan survey participants, changes in financial metrics of firms that elected to participate in the survey for that year, and McLagan's analysis. The primary competitor group is comprised of the other 10 FHLBanks and a number of large regional/commercial banks and other financial companies ("Primary Competitor Group"). The benchmark jobs used from the other FHLBanks are comprised of their comparable position at our Bank (e.g., CEO to CEO). The benchmark jobs used from the other regional/commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at a large regional bank compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank.

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

The following institutions are in the Primary Competitor Group, as determined for 2016 compensation decisions.

ABN AMRO	Hancock Bank
AIB	HSBC Synovus
Ally Financial Inc.	Huntington Bancshares, Inc.
Associated Bank	ING
Australia & New Zealand Banking Group	Investors Bancorp, Inc
Banco Bilbao Vizcaya Argentaria	JPMorgan
Bank Hapoalim	KBC Bank
Bank of America	KeyCorp
Bank of Ireland Corporate Banking	Landesbank Baden-Wuerttemberg
Bank of the West	Lloyds Banking Group
Bayerische Landesbank	M&T Bank Corporation
BBVA Compass	Macquarie Bank
BMO Financial Group	Mizuho Bank
BNP Paribas	Mizuho Capital Markets
BOK Financial Corporation	Mizuho Trust & Banking Co. (USA)
Branch Banking & Trust Co.	MUFG Securities
Capital One	MUFG Union Bank
CIBC World Markets	National Australia Bank
Citigroup	Natixis
Citizens Financial Group	Nomura Securities
City National Bank	Nord/LB
Comerica	Nordea Bank
Commerce Bank	OCBC Bank
Commerzbank	People's United Bank, National Association
Commonwealth Bank of Australia	PNC Bank
Crédit Agricole CIB	Rabobank
Credit Industriel et Commercial	Regions Financial Corporation
Cullen Frost Bankers, Inc.	Royal Bank of Canada
DBS Bank	Royal Bank of Scotland Group
DnB Bank	Santander Bank, NA
DVB Bank	Siemens Financial Services
DZ Bank	Societe Generale
East West Bancorp	Standard Chartered Bank
Espirito Santo Investment	State Street Bank & Trust Company
Fannie Mae	SunTrust Banks
Federal Home Loan Bank of Atlanta	SVB Financial Group
Federal Home Loan Bank of Boston	Synovus
Federal Home Loan Bank of Chicago	TD Ameritrade
Federal Home Loan Bank of Cincinnati	TD Securities
Federal Home Loan Bank of Dallas	The Bank Of New York Mellon
Federal Home Loan Bank of Des Moines	The Bank of Nova Scotia
Federal Home Loan Bank of New York	The CIT Group
Federal Home Loan Bank of Pittsburgh	The Northern Trust Corporation
Federal Home Loan Bank of San Francisco	U.S. Bancorp
Federal Home Loan Bank of Topeka	Umpqua Holding Corporation
Fifth Third Bank	UniCredit
First Citizens Bank	Webster Bank
First Niagara	Wells Fargo Bank
Freddie Mac	Westpac Banking Corporation
Haitong	Zions Bancorporation

The following institutions are in the Secondary Competitor Group, as determined for 2016 for compensation decisions.

IBERIABANK Corp.	Western Alliance Bancorp
UMB Financial Corp.	BancorpSouth Inc.
Texas Capital Bancshares Inc.	Trustmark Corp.
Fulton Financial Corp.	United Bankshares Inc.
F.N.B. Corp.	Old National Bancorp
PrivateBancorp Inc.	Sterling Bancorp
MB Financial Inc.	Hilltop Holdings Inc.
Bank of Hawaii Corp.	International Bancshares Corp.
Washington Federal Inc.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by the board of directors or HR Committee. The Human Resources Director assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the President - CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board of directors. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the board of directors and the Finance/Budget Committee when establishing the goals and anticipated payout terms for the incentive compensation plans. The Chief Risk Officer oversees the Enterprise Risk Management ("ERM") department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee (as well as the Executive/Governance Committee with respect to the President - CEO's compensation) routinely reviews our policies and practices of compensating our employees, including non-executive officers, and have determined that none of these policies or practices result in any risk that is reasonably likely to have a material adverse effect on our Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features that operate to mitigate risk and reduce the likelihood of employees engaging in excessive risk-taking behavior with respect to the compensation-related aspects of their jobs. In addition, the material plans and programs operate within a strong governance, review and regulatory structure that serves and supports risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2016 consisted of:

(1)	base salaries;

(2)	annual and deferred incentive opportunities;

(3)	retirement benefits;

(4)	perquisites and other benefits; and

(5)	potential payments upon termination or change in control.

The board of directors has structured the compensation programs to comply with Internal Revenue Code ("IRC") Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to IRC Section 409A, and such benefits do not comply with IRC Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. The Key Employee Severance Agreement ("KESA") between our Bank and our President-CEO contains provisions that "gross-up" certain benefits paid thereunder in the event she should become liable for an excise tax on such benefits. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

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

The President - CEO's base salary is established annually by the board of directors after review and recommendation by the Executive/Governance Committee. Our board of directors has concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position and the extent to which the President - CEO is responsible for the overall performance of our Bank. In setting the President - CEO's base salary, the Executive/Governance Committee and board of directors have discretion to consider a wide range of factors, including the President - CEO's individual performance, the overall performance of our Bank, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Though a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and board of directors also consider the amount and relative percentage of the President - CEO's total compensation that is derived from her base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and board of directors have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and board of directors consider all the factors as a whole in determining the President - CEO's base salary. For 2016 the Executive/Governance Committee recommended, and the board of directors approved, a market adjustment and merit increase for Ms. Konich's base salary totaling 14.0%.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO, who has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amount and relative percentage of total compensation that are derived by the NEOs from their base salaries. Based upon her subjective evaluation and weighting of the various factors, and after discussion with the HR Committee, in late 2015 Ms. Konich approved the following increases to the NEOs' base salaries for 2016: Mr. Teare, 6.5%; Mr. Miller, 3.0%; Mr. Short, 3.0%; and Mr. Streitenberger, 6.0%.

In October 2016, the HR Committee recommended and the board of directors approved for the 2017 salary budget affecting all employees (i) merit and market-based increases averaging 3.0% of annual base salaries and (ii) promotional and equity adjustments averaging an additional 1.5% of annual base salaries. These approved amounts were used in adjusting base salaries for 2017 and were incorporated into our 2017 operating budget as recommended by our Budget/IT Committee and approved by our board of directors on November 18, 2016, except that NEO base salary increases above 3% for 2017 were not taken from the pool of merit and market-based increases previously described in this paragraph. Based on the factors described above and consideration of McLagan's recommendations, the Executive/Governance Committee recommended and the board of directors approved a market adjustment and merit increase for Ms. Konich's annual base salary totaling 7.0%, resulting in a 2017 base salary of $829,530, effective December 26, 2016. In addition, after consultation with the HR Committee, Ms. Konich, as President - CEO, approved the following increases to the NEOs' base salaries for 2017, effective December 26, 2016.

NEO	Increase % for 2017	Base Salary for 2017
Gregory L. Teare	10.0%	$410,072
William D. Miller	7.0%	345,176
K. Lowell Short, Jr.	3.0%	313,014
Deron J. Streitenberger	4.0%	327,470

Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plan has a measurement framework that rewards profits, member product usage and risk management, consistent with our mission.

As discussed below, our incentive plan is performance-based and represents a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders. We have used a similar structure for annual incentive goals for our senior officers since 1989.

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

The HR Committee determines appropriate performance goals and the relative weight to be accorded to each goal under the Incentive Plan, subject to approval by the board of directors. The Incentive Plan effectively combined short-term and long-term incentive plans that were in place for NEOs for 2011 and prior years (collectively, "2008 Plan") into one incentive plan for all employees, except for those in Internal Audit. The migration from the 2008 Plan to the Incentive Plan occurred from 2012 through 2015 as described below. The 2008 Plan and the Incentive Plan, both as amended, are on file with the SEC. The following sections describe the incentive compensation arrangements for the NEOs under the Incentive Plan.

In accordance with Incentive Plan guidelines, performance goals are established for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The performance goals are taken into consideration in determining the value of awards for Level I Participants, which may be Annual Awards and Deferred Awards, and for other Incentive Plan Participants (Annual Awards only). The board of directors defines "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award is earned. The board of directors may adjust the performance goals to ensure the purposes of the Plan are served, but made no such adjustments during 2014, 2015 or 2016.

Under the Incentive Plan, the board of directors establishes a maximum award for eligible Participants before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation (generally defined as the Participant's annual earned base salary or wages for hours worked).

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that 50% of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Fully Meets Expectations" or "Satisfactory" individual performance rating (or, for 2016 and subsequent years, the numerical equivalent of such rating in our performance measurement structure) over the Performance Period and, subject to certain limited exceptions, active employment on the last day of such period. The remaining 50% of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement of additional performance goals relating to our profitability, retained earnings and prudential management objectives during the Deferral Performance Period. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Awards.

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for each of the Performance Periods 2012, 2013, 2014, and 2015.

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP	30.0%	50.0%	70.0%	15.0%	25.0%	35.0%	15.0%	25.0%	35.0%

(1)
As noted, Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for the 2016 Performance Period.

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	75.0%	100.0%	25.0%	37.5%	50.0%	25.0%	37.5%	50.0%
EVP/SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

(1)
As noted, Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for the 2017 Performance Period.

	Total Incentive as % of Compensation			50% of Total Incentive Earned and Vested at Year-End			50% of Total Incentive Deferred (1) for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

(1)
As noted, Deferred Awards are subject to additional performance goals during the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award.

2015 Annual Award. Pursuant to the Incentive Plan, the board of directors established the 2015 Annual Award Performance Period Goals, consisting of 4 mission goals, and 10 components within these goals, for all participants, including the NEOs. These goals were tied to profitability, member products, IT performance and risk management performance. Our performance for 2015 resulted in a total weighted average payout of 82% (81% for ERM).

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain achievement levels and the actual percent of base salary payout achieved for 2015 (based on the total weighted average achievement) are presented below. As noted, 50% of each NEO's 2015 Award was deferred for a three-year period.

2015 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Achievement Level - Paid in 2016

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Cindy L. Konich	25%	37.5%	50%	41%	$280,355
Gregory L. Teare	15%	25%	35%	29%	97,547
William D. Miller (2)	15%	25%	35%	28%	87,630
K. Lowell Short, Jr.	15%	25%	35%	29%	83,894
Deron J. Streitenberger	15%	25%	35%	29%	84,341

(1)	These amounts were paid on March 4, 2016.

(2)	The weighted value of certain goals were different for Mr. Miller (ERM) resulting in a different percentage of earned base salary.

2016 Annual Award. Pursuant to the Incentive Plan, on November 20, 2015, the board of directors established Annual Award Performance Period Goals for 2016 for Level I Participants relating to specific mission goals for profitability, member advances growth, MPP performance, information technology and CIP advances originated. The following table presents the weights, specific achievement levels and actual results for each 2016 mission goal.

2016 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum	Actual Result	Attainment Percentage (Interpolated)	Weighted Average Achievement	Weighted Average Achievement (ERM)
Profitability (2)	25%	25%	410 bps	520 bps	580 bps	> target	85%	21%	21%
Member Advances Growth (3)	25%	15%	0.0%	2.8%	7.6%	maximum	100%	25%	15%
MPP Performance (4)	30%	30%	MPP production of at least $1 billion	MPP production of at least $2 billion	Achieve Target and complete first trade on a Structured Agreement	maximum	100%	30%	30%
Information Technology (5)	15%	20%	Complete Community Investment Technology Objective (6)	Achieve Threshold and complete End-of-Life Project (7)	Achieve Target and Implement CBS 3.0 (8)	maximum	100%	15%	20%
CIP Advances Originated (9)	5%	10%	$50 million	$100 million	$150 million	maximum	100%	5%	10%
Total	100%	100%						96%	96%

(1)	For all Level I Participants, excluding those in ERM.

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

(4)
MPP production, including FHA and conventional loans, will be the amount of all Master Delivery Contracts purchased by the Bank in 2016, without giving effect to whole or participating interests in loans acquired by other parties in 2016. Assumes no capital requirement for MPP. Excludes AMA obtained from or through other Federal Home Loan Banks. It also assumes no material change in AMA authority under the Finance Agency's regulation, policy, directive, guidance, or law. "Structured Agreement" means an arrangement or agreement whereby the Bank may sell interests in mortgage loans purchased from members through MPP to one or more third parties, or arrange for one or more third parties to acquire such interests directly from one or more members through MPP.

(5)
Status and reporting on this Information Technology goal and its attainment will be provided in writing by the Chief Information Officer, CAO, and CFO, and will be confirmed by the President-CEO. The Chief Information Officer, CAO, CFO, and the President-CEO will advise the Committee designated in Section 1.3 of the Plan of unanticipated developments that could be expected to materially change the Bank’s ability to achieve this Goal. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the Senior Vice President-Chief Administrative Officer will be substituted.

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

(8)
CBS 3.0 means the Calypso enhancements necessary to support long-term securities investments, other than MBS. Successful delivery of this Technology Objective requires that, on or before December 31, 2016, Calypso is the system of record for long-term securities investments, other than mortgage-backed securities.

(9)
CIP Advances are newly-originated CICA, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Bank Act.

The following table presents the percent of base salary that an NEO may have earned for certain achievement levels and the actual percent of base salary earned for the 2016 Annual Award (based on the total weighted average achievement).

2016 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Achievement Level - Paid in 2017

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary (1)	Amount (2)
Cindy L. Konich	25.0%	37.5%	50%	48%	$373,085
Gregory L. Teare	17.5%	26.25%	35%	34%	125,583
William D. Miller (3)	17.5%	26.25%	35%	34%	108,670
K. Lowell Short, Jr. (4)	17.5%	26.25%	35%	34%	102,372
Deron J. Streitenberger	17.5%	26.25%	35%	34%	106,068

(1)	As noted, 50% of each NEO's 2016 Award was deferred.

(2)	These amounts were paid on March 3, 2017.

(3)
Although the weighted value of certain goals were different for Mr. Miller (ERM), his resulting percentage of earned base salary was the same as the other NEOs, excluding Ms. Konich. Mr. Miller elected to defer 10% of this Annual Award in accordance with the terms of the SETP described below.

(4)	Mr. Short elected to defer 20% of this Annual Award in accordance with the SETP.

2017 Annual Award. On November 18, 2016, the board of directors established Annual Award Performance Goals for 2017 for Level I Participants relating to specific mission goals for profitability, member advances growth, MPP performance, CIP advances originated, achievement of ERM objectives and achievement of Office of Minority and Women Inclusion ("OMWI") objectives. The weights and specific achievement levels for each 2017 mission goal are presented below.

2017 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum
Profitability (2)	20%	15%	290 bps	480 bps	660 bps
Member Advances
Member Advances Growth (3)	15%	10%	0%	1.3%	3.5%
Number of Members that Increase Average Daily Advance Balance (4)	10%	10%	115 members	120 members	140 members
MPP Performance
Mortgage Delinquency Rate (5)	12.5%	7.5%	0.75%	1.00%	1.25%
Member Participation (6)	12.5%	7.5%	100 members	107 members	110 members
CIP Advances Originated (7)	10%	10%	$50MM	$100MM	$150MM
ERM Objectives (8)	10%	30%	Achieve One ERM Objective	Achieve Two ERM Objectives	Achieve Three ERM Objectives
Minority and Women Inclusion (9)	10%	10%	Achieve One Diversity and Inclusion Objective	Achieve Two Diversity and Inclusion Objectives	Achieve Three Diversity and Inclusion Objectives
Total	100%	100%

(1)	For all Level I Participants, excluding those in ERM.

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

(3)
Member advances growth is calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2017 and all captive insurance company members will be excluded from the calculation. Goal assumes no material change in membership eligibility under FHFA's regulation, policy, directive, guidance, or law.

(4)
Member average daily advance balances are calculated for each member individually. This goal compares: (a) the average daily balance of advances outstanding at par to the member during calendar 2016, to (b) the average daily balance of advances outstanding at par to the same member during calendar 2017. Each member for which (b) is greater than (a) is counted as one member for purposes of this goal. Members that become non-members in 2017 will be excluded from the calculation.

(5)
Mortgage Delinquency Rate is the difference between (a) the 90 day MBA National Delinquency rate, expressed as a percentage, minus (b) the Bank's MPP conventional mortgage loan portfolio 90 day delinquency rate, expressed as a percentage. The measure is calculated as the simple average of four quarterly calculations.

(6)	Member participation is calculated by counting each member that delivers a mortgage loan through the Mortgage Purchase Program during 2017.

(7)
CIP Advances are newly-originated CICA, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Federal Home Loan Bank Act.

(8)
The Board has established three ERM Objectives for 2017. The first ERM Objective, develop Capital Adequacy and Loss Absorption Analysis, requires ERM to develop a process and perform an analysis of the Bank's capital adequacy and loss absorption capacity. The second ERM Objective, enhance ERM Oversight of Bank Information Security, requires ERM to establish and implement processes and procedures to enhance the Bank's ability to identify, measure, monitor, and evaluate information security risk and cybersecurity risk. The third ERM Objective, Acquired Member Asset Risk Analysis, requires ERM to develop and implement an integrated approach to evaluate the Bank's credit and market risk posed by its Acquired Member Assets portfolio. ERM will demonstrate its achievement of each ERM Objective by reporting on them to the Risk Committee and Risk Oversight Committee.

(9)
The Bank has established three Diversity and Inclusion (D&I) objectives for 2017. The first D&I Objective, Diversity Strategy, requires the Bank to develop a diversity and inclusion strategy for the Bank. The second D&I Objective, Employee Engagement, requires the Bank to host a diversity and inclusion employee engagement event. The third D&I Objective, Training, requires the Bank to hold diversity and inclusion training. Status and reporting on this Goal and its attainment will be provided in writing by the Bank's Minority and Women Inclusion Officer and CFO, and will be confirmed by the President - CEO. If one or more of these designated positions are open at the time any of the foregoing approvals are required, the General Counsel will be substituted.

The weights and specific goals for the 2017 Performance Period differ in some respects from those used for the 2016 Performance Period. The threshold, target and/or maximum performance levels for profitability, advances growth and MPP performance were revised for 2017. The threshold and target performance levels for profitability were reduced for 2017 compared to 2016 (to 290 bps from 410 bps, and to 480 bps from 520 bps, respectively), while the maximum performance level for profitability was increased for 2017 compared to 2016 (to 660 bps from 580 bps) to align those performance levels with our 2017 strategic financial forecast.

With respect to advances, the target and maximum mission goals for member advances growth were reduced for 2017 compared to 2016 (to 1.3% from 2.8%, and to 3.5% from 7.6%, respectively) to align those performance levels with our 2017 strategic financial forecast. The board of directors also established a new mission goal for 2017 relating to the number of members that increase their average daily advances balance for 2017 compared to 2016, to encourage the use of our advances products by a larger portion of our members. The combined weighted value of these two advances mission goals for 2017 is the same (25%) as the weighted value of the 2016 advances growth mission goal.

The threshold and target performance levels for the MPP mission goals for 2017 relate to: (i) the average of mortgage delinquency rates for the MPP conventional mortgage loan portfolio compared to national delinquency rates; and (ii) the number of members delivering loans to us through MPP during 2017, while the MPP mission goal for 2016 related to MPP production targets and a goal of completing at least one trade under a new form of structured transaction. The combined weighted value of the 2017 MPP mission goals is 25%, while the 2016 MPP goal had a weighted value of 30%. These adjustments in MPP-related goals were made to align the performance levels with our 2017 strategic financial forecast and evolving business strategies, and to reflect management's expectations of mortgage market conditions for 2017.

The threshold, target and maximum performance levels for CIP advances originated are unchanged for 2017 compared to 2016, although for 2017 the board of directors increased the weighted value of this mission goal from 5% to 10%. The board of directors also established new mission goals for 2017 relating to the achievement of up to three specific ERM objectives and the achievement of up to three specific OMWI objectives to reflect the importance of these objectives to the board and to the Bank as a whole. While the 2016 Performance Period goals included threshold, target and maximum achievement mission goals for information technology, the board of directors elected not to include performance goals for that category for the 2017 Performance Period to reflect strategic priorities for 2017.

The board of directors established separate weighted values for the 2017 Performance Period goals for ERM, as it did for the 2016 Performance Period.

2012 Deferred Award (Paid in 2016). Under the Incentive Plan, 50% of each Level I Participant's 2012 Award ("2012 Deferred Award") was deferred for a three-year period that ended December 31, 2015 ("2013-2015 Deferral Performance Period"). All conditions for payment of the 2012 Deferred Award were satisfied, including the achievement of specific Bank performance goals relating to our profitability, retained earnings and prudential management standards for the 2013-2015 Deferral Performance Period.

The following table presents the payouts to the NEOs who were Level I Participants when the 2012 Deferred Award was made by applying the actual achievement levels to the performance goals for the 2012 Deferred Award.

2012 Incentive Plan - 2013-2015 Performance Period
% of Original Award - Paid in 2016

NEO (1)	Incentive Award for 2012	Percentage Deferred	Deferred Incentive Award	Total Achievement	Payout (2)
Cindy L. Konich	$240,430	50%	$120,215	125%	$150,269
Gregory L. Teare	158,576	50%	79,288	125%	99,110
K. Lowell Short, Jr.	160,464	50%	80,232	125%	100,290

(1)	Mr. Miller and Mr. Streitenberger were not Level I participants when the 2012 Deferred Award was made, and therefore were not eligible for such award.

(2)	These amounts were paid on March 4, 2016.
2013 Deferred Award (Paid in 2017). Under the Incentive Plan, 50% of each Level I Participant's 2013 Award ("2013 Deferred Award") was deferred for a three-year period that ended December 31, 2016 ("2014-2016 Deferral Performance Period"). As noted, the 2013 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2014-2016 Deferral Performance Period and certain other conditions. The following table presents the performance goals for the 2013 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2014-2016 Incentive Mission Goals	Weighted Value (1)	Threshold (2)	Target (2)	Maximum (2)	Actual Result	Achievement %	Weighted Average Achievement
Profitability - Potential Dividend over our Cost of Funds (3)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (4)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Standards	30%	Achieve Two Prudential Standards	(a)	Achieve Three Prudential Standards	maximum	125%	37%
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end for calendar years 2014 through 2016
Without Board pre-approval, do not purchase more than $2.5 billion of conventional MPP assets per plan year
Award to Bank members the annual AHP funding requirement in each plan year, pursuant to the AHP Implementation Plan
					Total Achievement		125%

(1)	For Level I Participants.

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

Each of the Level I Participants listed below received an average performance rating for the 2014-2016 Deferral Performance Period of at least "Fully Meets Expectations" or "Satisfactory" (or, for 2016 and subsequent years, the numerical equivalent of such rating in our performance measurement structure), and each was employed by the Bank on the last day of the 2014-2016 Deferral Performance Period, thereby satisfying the two remaining conditions for payment of the 2013 Deferred Award.

The following table presents the payouts to the NEOs who were Level I Participants when the 2013 Deferred Award was made by applying the achievement levels described above to the performance goals for the 2013 Deferred Award.

2013 Incentive Plan - 2014-2016 Performance Period
% of Original Award - Paid in 2017

NEO (1)	Incentive Award for 2013	Percentage Deferred	Deferred Incentive Award	Total Achievement	Payout (2)
Cindy L. Konich	$355,202	50%	$177,601	125%	$222,001
Gregory L. Teare	153,480	50%	76,740	125%	95,925
K. Lowell Short, Jr.	153,868	50%	76,934	125%	96,168

(1)	Mr. Miller, and Mr. Streitenberger were not Level I participants when the 2013 Deferred Awards were made.

(2)	These amounts were paid on March 3, 2017.

2017 Deferred Award. In addition, the board of directors established Deferred Award Performance Goals for Level I Participants (which include all of our NEOs) for the three-year period ending December 31, 2020 ("2018-2020 Deferral Performance Period"), relating to our profitability, retained earnings and prudential management standards. The mission goals, weighted values and performance levels for the 2018-2020 Deferral Performance Period are substantially similar to those previously established by the board of directors for the 2015-2017, 2016-2018 and 2017-2019 Deferral Performance Periods.

The table below presents the mission goals, weighted values and performance levels for the 2018-2020 Deferral Performance Period.

2018 - 2020 Mission Goals		Threshold (2)	Target (2)	Maximum (2)
	Weighted Value (1)
Profitability (3)	35%	25 bps	50 bps	150 bps
Retained Earnings (4)	35%	3.5%	3.9%	4.3%
Prudential Standards: (5)	30%	Achieve One Prudential Standard	(a)	Achieve Two Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2018 through 2020.
Award to FHLBI members the annual AHP Competitive funding requirement in each plan year, pursuant to the AHP Implementation Plan.

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional Performance Goals for the Deferral Performance Period. Depending on the Bank's performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
For purposes of this goal, profitability has the same definition as for the 2017 mission goals (set forth above). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.

(4)
Total retained earnings divided by mortgage assets, calculated as total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(5)
For each of the three-year Deferral Performance Periods ending December 31, 2017, 2018 and 2019, the Threshold and Maximum performance levels for the Prudential Standards goal were 2 and 3, respectively.

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

Retirement Benefits. We have established and maintain a comprehensive retirement program for NEOs. During 2016, we provided qualified and non-qualified defined benefit plans and qualified and non-qualified defined contribution plans to certain of our NEOs. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans - In General. Our retirement program is comprised of two qualified retirement plans: the DB plan (for eligible employees hired before February 1, 2010) and the DC Plan (for all eligible employees).

In response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by executives, in 1993 we established the SERP. In order to grandfather the SERP under the laws in effect prior to the effective date of the IRC Section 409A regulations, the SERP was frozen, effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to the Section 409A regulations. The Frozen SERP and 2005 SERP are collectively referred to as the "SERPs." The 2005 SERP was amended in 2008 to clarify that, for employees hired on or after July 1, 2008 who have previously accrued Pentegra retirement benefits, the 2005 SERP will only restore benefits earned while at our Bank. The 2005 SERP was also amended in 2008 to reflect the conforming changes otherwise reflected in the July 2008 board of directors resolution, including the decision not to include as compensation any long-term incentive plan payments or any compensation deferred from a prior year when calculating the benefit payable under the 2005 SERP.

The DB Plan, the SERPs and the DC Plan have all been amended and restated from time to time to comply with changes in laws and regulations of the Internal Revenue Service ("IRS") and to modify certain benefit features. In November 2015, we established the SETP, effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation.

The DB Plan and SERPs provide benefits based on a combination of a participant's length of service, age and annual compensation. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the participant's deferral and compensation.

DB Plan and SERPs. All employees who met the eligibility requirements and were hired before February 1, 2010, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits are based upon compensation up to the annual compensation limit established by the IRS, which was $265,000 in 2016. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2016 was $210,000, payable as a single life annuity at normal retirement age. The SERPs, as non-qualified retirement plans, restore retirement benefits that a participant would otherwise receive, absent these limitations imposed by the IRS. In this respect, the SERPs are an extension of our retirement commitment to the NEO participants (and certain other employees) as highly-compensated employees because they preserve and restore the full pension benefits that are not payable from the DB Plan, due to IRS limitations regarding compensation, years of service or benefits payable. In determining whether a participant is entitled to a restoration of retirement benefits, the SERPs utilize the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRS limitations, the participant's lost benefits are payable under the terms of the SERPs.

The DB Plan was amended, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including one NEO) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including two NEOs) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as shown below in the Pension Benefits Table, as of December 31, 2016, three NEOs are enrolled in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the SERP.

During 2010 our board of directors discontinued eligibility in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 is enrolled in that plan, while participants in the Grandfathered DB Plan or Amended DB Plan as of January 31, 2010 continue to be eligible for the Grandfathered DB Plan or Amended DB Plan and accrue benefits thereunder until termination of employment.

The following sections describe the differences in the benefits provided under these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERPs. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008.

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	30	35
$1,000,000	$750,000	$875,000
1,100,000	825,000	962,500
1,200,000	900,000	1,050,000

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

Sample High 5-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20
$300,000	$67,500	$90,000
400,000	90,000	120,000
500,000	112,500	150,000
600,000	135,000	180,000
700,000	157,500	210,000

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

With respect to all employees hired before February 1, 2010:

•
Eligible compensation includes salary (before any employee contributions to tax qualified plans), short-term incentive , bonus (including Annual Awards under the Incentive Plan), and any other compensation that is reflected on the IRS Form W-2 (but not including long-term incentive payments or any compensation deferred from a prior year, including Deferred Awards under the Incentive Plan).

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

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2016 an employee could contribute up to $18,000 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,000 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $53,000 per year could have been contributed to a participant's account in 2016, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $265,000 of annual compensation could have been taken into account in computing eligible compensation in 2016. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Any Bank employee who is a participant in the DC Plan is, upon approval by the board of directors, eligible to become a participant in the SETP. Each DC Plan participant who is an officer with a title of First Vice President or a higher officer level (which includes all NEOs) is automatically eligible to become a SETP participant. We intend that the SETP constitute a deferred compensation arrangement that complies with IRC Section 409A regulations. Effective January 1, 2016, the SETP permits a participant to elect to have all or a portion of his or her base salary and/or annual incentive plan payment withheld and credited to the participant's deferral contribution account. The SETP provides that, subject to certain limitations, the Bank will match the participant's contribution each plan year. The plan permits participants to self-direct the investment of their deferred contribution account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. The benefits are paid out of an investment account established for each participant under a grantor trust that we have established out of our general assets.  The assets of the grantor trust are subject to the claims of our general creditors.  The trust will be maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make SETP benefit payments in the future. Any rights created under the SETP are unsecured contractual rights against the Bank.

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

In addition, we provide as a taxable benefit to the NEOs and certain other officers spouse/guest travel to board of directors meetings and preapproved industry activities (limited to two events per year unless otherwise approved by the President - CEO, or by the Chief Internal Audit Officer in the case of the President - CEO).

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

The Severance Pay Plan does not apply to NEOs who have entered into a KESA with the Bank or who are participants under the Bank's Key Employee Severance Policy ("KESP"), if a qualifying event has triggered payment under the terms of the KESA or the KESP. As of the date of this Report, Ms. Konich is the only NEO with whom we have a KESA, but all other NEOs are participants under the KESP. If any NEO's employment is terminated but a qualifying event under the KESA or the KESP, as applicable, has not occurred, the provisions of the Severance Pay Plan apply.

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

The following table lists the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2016, absent a qualifying event that would result in payments under Ms. Konich's KESA.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$21,624	52	$829,530	$851,154
Gregory L. Teare	9	11,367	36	283,896	295,263
William D. Miller	6	3,468	24	159,312	162,780
K. Lowell Short, Jr.	8	10,104	32	192,624	202,728
Deron J. Streitenberger	4	7,208	16	100,760	107,968

The amounts listed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These payments and benefits include:

•	accrued salary and vacation pay;

•	distribution of benefits under the DB Plan; and

•	distribution of plan balances under the DC Plan.

The amounts listed above also do not include payments from the SETP or the SERPs. Account balances for the SETP may be found in the Non-Qualified Deferred Compensation Table. Amounts payable from the SERPs may be found in the Pension Benefits Table.

Key Employee Severance Agreement and Key Employee Severance Policy. In general, key employee severance arrangements in the form of agreements or a board-approved policy are intended to promote retention of certain officers in the event of discussions concerning a possible reorganization or change in control of the Bank, to ensure that merger or reorganization opportunities are evaluated objectively, and to provide compensation and other benefits to covered employees under certain circumstances in the event of a consolidation, change in control or reorganization of the Bank. As described in the following paragraphs, these arrangements provide for payment and, in some cases, continued and/or increased benefits if the officer's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank. If we were not in compliance with all applicable regulatory capital or regulatory leverage requirements at the time payment under the KESA or KESP becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements. Moreover, if we were insolvent, have had a receiver or conservator appointed, or were in "troubled condition" at the time payment under an arrangement becomes due, the Finance Agency could deem such a payment to be subject to its rules limiting golden parachute payments.

Key Employee Severance Agreement. Ms. Konich's KESA was entered into during 2007. Under the terms of her agreement, Ms. Konich is entitled to a lump sum payment equal to a multiplier of her three preceding calendar years':

•	base salary (less salary deferrals), bonus, and other cash compensation;

•	salary deferrals and employer matching contributions under the DC Plan and SETP; and

•	taxable portion of automobile allowance, if any.

Ms. Konich is entitled to a multiplier of 2.99, if she terminates for "good reason" during a period beginning 12 months before and ending 24 months after a reorganization, or if she is terminated without "cause" within 12 months before and 24 months after a reorganization. This agreement also provides that benefits payable to Ms. Konich pursuant to the SERPs would be calculated as if she were 3 years older and had 3 more years of benefit service. The agreement with Ms. Konich also provides her with coverage under our medical and dental insurance plans in effect at the time of termination for 36 months (subject to her payment of the employee portion of the cost of such coverage).

We do not believe payments to Ms. Konich under the agreement would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $2.7 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2016, the value of the payments for her would have been approximately as follows in the table below.

Provision	Cindy L. Konich
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$3,110,206
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	190,955
Additional amount under the SERPs equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	1,978,173
Medical and dental insurance coverage for 36 months	43,367
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of contract	$5,337,701

(1)
The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

During part of 2016 and in prior years, Mr. Teare, Mr. Miller and Mr. Short each had a KESA. Their respective KESAs provided, among other things, for lump sum payments if the NEO had been terminated for “good reason” within 24 months after a reorganization, or if the NEO had been terminated without “cause” within 12 months before or 24 months after a reorganization. The KESAs with Mr. Teare, Mr. Miller and Mr. Short, however, terminated in August 2016 according to their terms with no triggering event having occurred. Therefore, they are no longer entitled to any payments or other benefits under their respective KESAs.

Key Employee Severance Policy. On March 9, 2017, the board of directors adopted the KESP, effective as of that date, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP include all NEOs other than Ms. Konich. Mr. Teare and Mr. Miller are Level 1 Participants, and Mr. Short and Mr. Streitenberger are Level 2 Participants.

Under the KESP, if the covered employee terminates for "good reason" within six months before or 24 months after a reorganization, or if the covered employee is terminated without "cause" within six months before or 24 months after a reorganization, the covered employee is entitled to a lump-sum payment equal to a multiple (2.0 for Level 1 Participants, 1.5 for Level 2 Participants and 1.0 for Level 3 Participants) of the average of his or her three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and gross bonus (inclusive of amounts deferred under a qualified or nonqualified plan); provided that, for any calendar year in which the covered employee received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. All amounts payable under the KESP are capped at an amount equal to one dollar ($1) less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code.

In addition, to the extent the covered employee is eligible, he or she will continue after a compensated termination to be covered by the Bank’s medical and dental insurance plans in effect immediately prior to the compensated termination, subject to the covered employee’s payment of the employee’s portion of the cost of such coverage. The coverage will continue for Level 1, Level 2 and Level 3 Participants for 24 months, 18 months and 12 months, respectively. In the event the covered employee is ineligible under the terms of such plans for continuing coverage or such plans shall have been modified, the Bank will provide through other sources coverage which is substantially equivalent to the coverage provided immediately prior to the compensated termination, subject to the covered employee’s payment of a comparable portion of the cost of such coverage as under the Bank’s medical and dental insurance plans. The KESP also provides for outplacement services for all covered employees.

Pursuant to the Executive Compensation Rule, we have submitted the KESP to the Finance Agency for its review and non-objection.

Summary Compensation Table for 2016

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Cindy L. Konich President - CEO (PEO)	2016	$775,242	$—	$595,086	$2,996,000	$46,515	$4,412,843
	2015	680,030	—	430,624	1,943,000	15,900	3,069,554
	2014	638,477	—	411,903	3,294,000	26,954	4,371,334
Gregory L. Teare SVP - CFO (PFO)	2016	372,788	—	221,508	153,000	22,367	769,663
	2015	342,491	—	196,657	97,000	15,900	652,048
	2014	276,029	—	162,690	169,000	15,285	623,004
William D. Miller SVP - CRO (4)	2016	322,582	—	108,670	—	19,355	450,607
	2015	313,170	—	87,630	—	15,900	416,700
	2014	303,725	30,404	97,952	—	54,304	486,385
K. Lowell Short, Jr. SVP - CAO	2016	303,888	—	198,540	93,000	18,233	613,661
	2015	294,557	—	184,184	62,000	15,900	556,641
	2014	276,626	—	163,742	103,000	15,600	558,968
Deron J. Streitenberger SVP - CBOO (5)	2016	314,860	—	106,068	—	15,900	436,828
	2015	296,124	—	84,341	—	4,798	385,263

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

(2)
These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERPs, as applicable. No NEO received preferential or above-market earnings on deferred compensation. Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value.

(3)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

(4)	In November 2014, Mr. Miller was paid a bonus of $30,404 related to his contributions to the successful implementation of a new core banking system.

(5)	Mr. Streitenberger was not an Executive Officer during 2014.

Non-Equity Incentive Plan Compensation - 2016

		Annual Incentive		Deferred Incentive		Total Non-Equity
Name	Year	Amounts Earned	Date Paid (1)	Amounts Earned	Date Paid	Incentive Compensation
Cindy L. Konich	2016	$373,085	3/3/2017	$222,001	3/3/2017	$595,086
	2015	280,355	3/4/2016	150,269	3/4/2016	430,624
	2014	301,284	3/6/2015	110,619	3/6/2015	411,903
Gregory L. Teare	2016	125,583	3/3/2017	95,925	3/3/2017	221,508
	2015	97,547	3/4/2016	99,110	3/4/2016	196,657
	2014	90,401	3/6/2015	72,289	3/6/2015	162,690
William D. Miller	2016	108,670	3/3/2017	(a)	(a)	108,670
	2015	87,630	3/4/2016	(b)	(b)	87,630
	2014	97,952	3/6/2015	(c)	(c)	97,952
K. Lowell Short, Jr.	2016	102,372	3/3/2017	96,168	3/3/2017	198,540
	2015	83,894	3/4/2016	100,290	3/4/2016	184,184
	2014	90,596	3/6/2015	73,146	3/6/2015	163,742
Deron J. Streitenberger (2)	2016	106,068	3/3/2017	(a)	(a)	106,068
	2015	84,341	3/4/2016	(b)	(b)	84,341

(1)	Mr. Miller and Mr. Short elected to defer 10% and 20%, respectively, of their 2016 Annual Incentive. The amounts deferred were not paid on the date indicated.

(2)	Mr. Streitenberger was not an Executive Officer during 2014.

(a)	Mr. Miller and Mr. Streitenberger were not Level 1 participants in the Incentive Plan when the 2013 Deferred Awards were made.

(b)	Mr. Miller and Mr. Streitenberger were not Level I participants in the Incentive Plan when the 2012 Deferred Awards were made.

(c)	Mr. Miller was not a participant in the deferred compensation incentive for 2012-2014.

All Other Compensation - 2016

Name	Year	Bank Contribution to DC Plan (1)	Gross-ups for Payment of Taxes	Perquisites and Other Personal Benefits	Total All Other Compensation
Cindy L. Konich	2016	$46,515	$—	$—	$46,515
	2015	15,900	—	—	15,900
	2014	15,600	690	10,664	26,954
Gregory L. Teare	2016	22,367	—	—	22,367
	2015	15,900	—	—	15,900
	2014	15,285	—	—	15,285
William D. Miller	2016	19,355	—	—	19,355
	2015	15,900	—	—	15,900
	2014	15,600	11,963	26,741	54,304
K. Lowell Short, Jr.	2016	18,233	—	—	18,233
	2015	15,900	—	—	15,900
	2014	15,600	—	—	15,600
Deron J. Streitenberger (2)	2016	15,900	—	—	15,900
	2015	4,798	—	—	4,798

(1)	Includes Bank contributions to the SETP, as appropriate.

(2)	Mr. Streitenberger was not an Executive Officer during 2014.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Grants of Plan-Based Awards Table for 2016

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	$9,691	$290,716	$387,621
	Incentive Plan - Deferred	12/1/2011	279,814	373,085	466,357
Gregory L. Teare	Incentive Plan - Annual	12/1/2011	3,262	97,857	130,476
	Incentive Plan - Deferred	12/1/2011	94,187	125,583	156,979
William D. Miller	Incentive Plan - Annual	12/1/2011	5,645	84,678	112,904
	Incentive Plan - Deferred	12/1/2011	81,502	108,670	135,837
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	2,659	79,771	106,361
	Incentive Plan - Deferred	12/1/2011	76,779	102,372	127,965
Deron J. Streitenberger	Incentive Plan - Annual	12/1/2011	2,755	82,651	110,201
	Incentive Plan - Deferred	12/1/2011	79,551	106,068	132,586

(1)	The Grant Date shown is the original adoption date of the Incentive Plan. The 2016 Awards were granted in November 2015, effective January 1, 2016.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the threshold for the smallest of each of the 5 components of the 2016 Annual Award Performance Period Goals. If the threshold for the smallest weighted of the 5 components was achieved, but the threshold for all of the other components was not reached, the payout would be 2.50% of the maximum Annual Award for Ms. Konich, 5.00% for Mr. Miller, and 2.50% for Mr. Teare, Mr. Short, and Mr. Streitenberger (1.25% x earned base pay for Ms. Konich, 1.75% x earned based base pay for Miller, and 0.87% for Mr. Teare, Mr. Short, and Mr. Streitenberger). There was no guaranteed payout under the 2016 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2016 table previously presented shows the amounts actually earned and paid under the 2016 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the three-year deferral period (2016-2018). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2016 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.

Pension Benefits Table for 2016

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Cindy L. Konich	DB Plan	32	$2,254,000	$—
	SERPs	32	10,552,000	—
Gregory L. Teare (3)	DB Plan	14	505,000	—
	SERPs	8	215,000	—
K. Lowell Short, Jr.	DB Plan	6	276,000	—
	2005 SERP	6	119,000	—

(1)	Mr. Miller and Mr. Streitenberger are not participants in the DB Plan or the SERPs.

(2)	For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(3)	Mr. Teare earned six years of credited service in the DB Plan as an employee of the Federal Home Loan Bank of Seattle.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates.

The present value of the accumulated benefits is based upon a retirement age of 65, using the RP-2014 white collar worker annuitant tables (with Scale MP-2016) projected five years, a discount rate of 4.14% for the DB Plan, and a discount rate of 4.00% for the SERPs for 2016.

Non-Qualified Deferred Compensation

Name (1)	Executive Contributions in Last FY (2016) $	Bank Contributions in Last FY (2016) $	Aggregate Earnings in Last FY (2016) $	Aggregate Withdrawals / Distributions $	Aggregate Balance at Last FYE (12/31/2016) $
(a)	(b)(2)	(c)(3)	(d)	(e)	(f)(4)
Cindy L. Konich	$42,579	$30,615	$4,229	$—	$77,423
Gregory L. Teare	20,217	6,467	111	—	26,795
William D. Miller	29,156	3,455	1,919	—	34,531
K. Lowell Short, Jr.	32,960	2,333	2,250	—	37,544

(1)	Mr. Streitenberger elected not to make any contributions to the SETP.

(2)	The amounts in this column do not reflect amounts an NEO may have elected to defer related to the 2016 Annual Award paid on March 3, 2017.

(3)	The amounts in this column are also disclosed as a component of "All Other Compensation" in the Summary Compensation Table.

(4)	No amount reported in this column has been reported in the Summary Compensation Table for prior years.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits provided, however, that they are permitted to withdraw all or a portion of the amount in their account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2016.

Director Compensation

Finance Agency regulations provide that each FHLBank may pay its directors reasonable compensation for the time required of them and their necessary expenses in the performance of their duties, as determined by a compensation policy to be adopted annually by the FHLBank's board of directors. The Director annually reviews the compensation and expenses of FHLBank directors and has the authority to determine that the compensation and/or expenses paid to directors are not reasonable. In such case, the Director could order the FHLBank to refrain from making any further payments; however, such an order would only be applied prospectively and would not affect any compensation earned but unpaid or expenses incurred but not yet reimbursed.

2016 Compensation. In October 2015, after consideration of McLagan's market research data, the compensation and reimbursement policy in effect for 2014 and 2015, a director fee comparison among the FHLBanks and our ability to recruit and retain highly-qualified directors, our board of directors adopted a director compensation and travel expense policy for 2016 ("2016 Policy"). Under the 2016 Policy, compensation was comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to the combined fee cap shown below. The fees were intended to compensate directors for:

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

Member marketing meetings and customer appreciation events were not counted in calculating the in-person meeting fees. Additional compensation was paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees were subject to forfeiture and penalties in certain circumstances for excessive absences. In addition, the 2016 Policy authorized a reduction of a director's quarterly retainer fee if a majority of disinterested directors determined that such director's performance, ethical conduct or attendance was significantly deficient. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Director fees were paid at the end of each quarter.

The following table summarizes the payment terms of the 2016 Policy as approved by the board of directors.

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$250	$4,693	$15,625	$—	$125,000	(a)
Vice Chair	250	3,923	13,125	—	105,000
Audit Committee Chair	250	3,539	11,875	10,000	105,000
Finance Committee Chair	250	3,539	11,875	10,000	105,000
HR Committee Chair	250	3,539	11,875	10,000	105,000
Budget/IT Committee Chair	250	3,539	11,875	10,000	105,000
Affordable Housing Committee Chair	250	3,539	11,875	10,000	105,000
Risk Oversight Committee Chair	250	3,539	11,875	10,000	105,000
All other directors	250	3,539	11,875	—	95,000

(1)	It has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2016, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and, like the other Committee Chairs, was eligible to receive $10,000 for serving as a Committee Chair. Because serving as the Chair of the Executive/Governance Committee is a duty of the Chair of the board of directors, this amount is not reflected in the Additional Committee Chair Fee column but rather is reflected in the Per-day In-Person Fee and Quarterly Retainer Fee columns.

Director Compensation Table for 2016

Name	Fees Earned or Paid-in Cash	Total
(a)	(b)	(h) (1)
Jonathan P. Bradford	$105,000	$105,000
Matthew P. Forrester	105,000	105,000
Karen F. Gregerson	95,000	95,000
Michael J. Hannigan, Jr.	95,000	95,000
Carl E. Liedholm	105,000	105,000
James L. Logue III	95,000	95,000
Robert D. Long	105,000	105,000
James D. MacPhee	125,000	125,000
Michael J. Manica	95,000	95,000
Dan L. Moore	105,000	105,000
Christine Coady Narayanan	105,000	105,000
Jeffrey A. Poxon	95,000	95,000
John L. Skibski	105,000	105,000
Thomas R. Sullivan	95,000	95,000
Larry A. Swank	95,000	95,000
Maurice F. Winkler III	95,000	95,000
Total	$1,620,000	$1,620,000

(1)
The amounts listed in this table do not reflect any reduction for 2016 compensation deferred by a director under the DDCP described below, or earnings on such deferred compensation. Four directors elected to defer all or a portion of their 2016 compensation pursuant to the DDCP.

We provide various travel and accident insurance coverages for all of our directors, officers and employees. Our total annual premium for these coverages for all directors, officers and employees was $5,472 for 2016.

We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Total travel and related meeting expenses reimbursed to or paid for directors, together with other meeting expenses, totaled $330,219 for the year ended December 31, 2016.

Directors' Deferred Compensation Plan. In November 2015, we established the DDCP, effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year ("Plan Year") for their services as directors. We intend that the DDCP constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may become a participant in the DDCP. We make no matching contributions under the DDCP.

All contributions credited to a participant’s account will be invested in an irrevocable grantor trust ("Trust") established to provide for the Plan’s benefits. The DDCP is administered by an administrative committee appointed by our board of directors, currently the HR Committee of the board. The Trust will be maintained such that the DDCP at all times for purposes of the Employee Retirement Income Security Act of 1974 will be unfunded and constitutes a mere promise by the Bank to make DDCP benefit payments in the future. Any rights created under the DDCP are unsecured contractual rights against the Bank. The Bank establishes an investment account for each participant under the Trust, which at all times remains an asset of the Bank, subject to claims of the Bank’s general creditors. The DDCP permits participants to allocate their investment account among investment options established by the HR Committee or the board. No above-market or preferential earnings are paid on any earnings under the DDCP. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods.

2017 Compensation. In October 2016, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2017 (“2017 Policy”). Under the 2017 Policy, compensation is comprised of per-day attendance fees for mandatory in-person meetings, per-call fees for participating in conference calls, and quarterly retainer fees, subject to the combined fee cap shown below. The fees are intended to compensate directors for:

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

Member marketing meetings and customer appreciation events are not counted in calculating the in-person meeting fees. Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Director per-day and per-call fees are subject to forfeiture and penalties in certain circumstances for excessive absences. In addition, the 2017 Policy authorizes a reduction of a director’s quarterly retainer fee if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2017 Policy provides that director fees are to be paid at the end of each quarter.

The following table summarizes the payment terms of the 2017 Policy as approved by the board of directors.

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$300	$5,273	$14,875	$10,000	$129,000	(a)
Vice Chair	300	4,818	13,625	—	109,000
Audit Committee Chair	300	4,318	12,250	10,000	108,000
Finance/Budget Committee Chair	300	4,318	12,250	10,000	108,000
Human Resources Committee Chair	300	4,318	12,250	10,000	108,000
Information Technology Committee Chair	300	4,318	12,250	10,000	108,000
Affordable Housing Committee Chair	300	4,318	12,250	10,000	108,000
Risk Oversight Committee Chair	300	4,318	12,250	10,000	108,000
All other directors	300	4,318	12,250	—	98,000

(1)	As noted above, it has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2017, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and, like the other Committee Chairs, is eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2017, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	1,799,576	10.7%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,253,921	7.5%
Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,217,500	7.2%
Total	4,270,997	25.4%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2017.

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares
German American Bancorp	Matthew P. Forrester	130,451	0.78%
The Farmers Bank	Karen F. Gregerson	13,950	0.08%
First State Bank	James D. MacPhee	2,346	0.01%
Kalamazoo County State Bank	James D. MacPhee	3,090	0.02%
United Bank of Michigan	Michael J. Manica	39,600	0.24%
Home Bank SB	Dan L. Moore	20,526	0.12%
Purdue Federal Credit Union	Jeffrey A. Poxon	26,945	0.16%
Monroe Bank & Trust	John L. Skibski	41,482	0.25%
Mercantile Bank of Michigan	Thomas R. Sullivan	80,258	0.48%
Bippus State Bank	Ryan M. Warner	7,875	0.05%
Total		366,523	2.19%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms.

Related Parties

We are a cooperative institution and owning shares of our Class B stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors may serve as officers and/or directors of our members, and we conduct our advances and AMA business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to and purchase mortgage loans from members with officers or directors who may serve as our directors. However, such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

Also, in the normal course of business, some of our member directors and independent directors are officers of entities that may directly or indirectly participate in our AHP. All AHP transactions, however, including those involving (i) a member (or its affiliate) that owns more than 5% of the Bank's capital stock, (ii) a member with an officer or director who is a director of our Bank, or (iii) an entity with an officer, director or general partner who serves as a director of our Bank (and that has a direct or indirect interest in the AHP transaction), are subject to the same eligibility and other program criteria and requirements and the same Finance Agency regulations governing AHP operations.

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

Director Independence

General. As of the date of this Form 10-K, we have 17 directors: pursuant to the Bank Act, nine were elected or re-elected as member directors by our member institutions and eight were elected or re-elected as "independent directors" by our member institutions. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of the nine member directors, however, is a senior officer or director of an institution that is our member and is encouraged to engage in transactions with us on a regular basis.

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

SEC Rules Regarding Independence. SEC rules require our board of directors to adopt a standard of independence with which to evaluate our directors. Pursuant thereto, our board adopted the independence standards of the New York Stock Exchange ("NYSE") to determine which of our directors are "independent," which members of our Audit Committee are not "independent," and whether our Audit Committee's financial expert is "independent."

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Mses. Decker and Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of our Bank (and thus the member is an equity holder in our Bank), that each such institution routinely engages in transactions with us (which may include advances, MPP and AHP transactions), and that such transactions occur frequently and are encouraged in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that, under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with our Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, we believe it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with our Bank by any director's institution at a specific time.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2016, and 2015, by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2016	2015
Audit fees	$676	$660
Audit-related fees	150	47
Tax fees	—	—
All other fees	6	20
Total fees	$832	$727

Audit fees were incurred for professional services rendered for the audits of our financial statements. Audit-related fees were incurred for assurance and related services primarily related to accounting consultations and control advisory services. All other fees were incurred for other advisory services rendered.

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

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2016, and 2015
Statements of Income for the Years Ended December 31, 2016, 2015, and 2014
Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
Statements of Capital for the Years Ended December 31, 2014, 2015 and 2016
Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
Notes to Financial Statements

(b) Exhibits

The exhibits to this Annual Report on Form 10-K are listed below.

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

3.2*
Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective February 18, 2016, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 11, 2016

4*
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

10.2*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2016, incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 11, 2016

10.3	Federal Home Loan Banks Amended and Restated P&I Funding and Contingency Plan Agreement

10.4*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 0-51404) filed on August 5, 2011

10.5*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 20, 2015, effective as of January 1, 2016, incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 13, 2016

10.6*+
Federal Home Loan Bank of Indianapolis 2011 Executive Incentive Compensation Plan (STI), effective January 1, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 3, 2011

10.7*+
2016 Directors' Deferred Compensation Plan, effective January 1, 2016, as adopted by the board of directors on November 20, 2015, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 11, 2016

Exhibit Number	Description

10.8*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, as adopted by the board of directors on November 20, 2015, incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 21, 2015

10.9*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on November 17, 2016

10.10*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 18, 2016, effective as of January 1, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 51404) filed on December 15, 2016

10.11+	Key Employee Severance Policy, effective March 9, 2017, as adopted by the board of directors on March 9, 2017

12	Computation of Ratio of Earnings to Fixed Charges

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2016, dated January 20, 2017

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32
Certification of the President - Chief Executive Officer, Executive Vice President - Chief Financial Officer, and Senior Vice President - Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 10, 2017
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 10, 2017
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 10, 2017
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ JAMES D. MACPHEE*	Chair of the board of directors	March 10, 2017
James D. MacPhee

/s/ DAN L. MOORE*	Vice Chair of the board of directors	March 10, 2017
Dan L. Moore

/s/ JONATHAN P. BRADFORD*	Director	March 10, 2017
Jonathan P. Bradford

/s/ CHARLOTTE C. DECKER*	Director	March 10, 2017
Charlotte C. Decker

/s/ MATTHEW P. FORRESTER*	Director	March 10, 2017
Matthew P. Forrester

/s/ KAREN F. GREGERSON*	Director	March 10, 2017
Karen F. Gregerson

/s/ MICHAEL J. HANNIGAN, JR.*	Director	March 10, 2017
Michael J. Hannigan, Jr.

Signature	Title	Date

/s/ CARL E. LIEDHOLM*	Director	March 10, 2017
Carl E. Liedholm

/s/ JAMES L. LOGUE III*	Director	March 10, 2017
James L. Logue III

/s/ ROBERT D. LONG*	Director	March 10, 2017
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 10, 2017
Michael J. Manica

/s/ CHRISTINE COADY NARAYANAN*	Director	March 10, 2017
Christine Coady Narayanan

/s/ JEFFREY A. POXON*	Director	March 10, 2017
Jeffrey A. Poxon

/s/ JOHN L. SKIBSKI*	Director	March 10, 2017
John L. Skibski

/s/ THOMAS R. SULLIVAN*	Director	March 10, 2017
Thomas R. Sullivan

/s/ LARRY A. SWANK*	Director	March 10, 2017
Larry A. Swank

/s/ RYAN M. WARNER*	Director	March 10, 2017
Ryan M. Warner

* By:	/s/ K. LOWELL SHORT, JR.
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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2016. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Indianapolis (the "Bank") at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
March 10, 2017
Indianapolis, Indiana

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31, 2016	December 31, 2015
Assets:
Cash and due from banks (Note 3)	$546,612	$4,931,602
Interest-bearing deposits	150,225	161
Securities purchased under agreements to resell	1,781,309	—
Federal funds sold	1,650,000	—
Available-for-sale securities (Notes 4 and 6)	6,059,835	4,069,149
Held-to-maturity securities (estimated fair values of $5,848,692 and $6,405,865, respectively) (Notes 5 and 6)	5,819,573	6,345,337
Advances (Note 7)	28,095,953	26,908,908
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(1,125), respectively (Notes 8 and 9)	9,501,397	8,145,790
Accrued interest receivable	93,716	88,377
Premises, software, and equipment, net (Note 10)	37,638	38,501
Derivative assets, net (Note 11)	134,848	49,867
Other assets	36,294	30,412

Total assets	$53,907,400	$50,608,104

Liabilities:
Deposits (Note 12):	$524,073	$556,764
Consolidated obligations (Note 13):
Discount notes	16,801,763	19,251,376
Bonds	33,467,279	27,861,617
Total consolidated obligations, net	50,269,042	47,112,993
Accrued interest payable	98,411	81,836
Affordable Housing Program payable (Note 14)	26,598	31,103
Derivative liabilities, net (Note 11)	25,225	80,614
Mandatorily redeemable capital stock (Note 15)	170,043	14,063
Other liabilities	357,812	344,934
Total liabilities	51,471,204	48,222,307

Commitments and contingencies (Note 20)

Capital (Note 15):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 14,897,390 and 15,277,692, respectively	1,489,739	1,527,769
Class B-2 issued and outstanding shares: 28,416 and 371, respectively	2,842	37
Total capital stock	1,492,581	1,527,806
Retained earnings:
Unrestricted	734,982	705,449
Restricted	152,265	129,664
Total retained earnings	887,247	835,113
Total accumulated other comprehensive income (Note 16)	56,368	22,878
Total capital	2,436,196	2,385,797

Total liabilities and capital	$53,907,400	$50,608,104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Interest Income:
Advances	$219,061	$126,216	$105,857
Prepayment fees on advances, net	477	696	1,689
Interest-bearing deposits	808	217	217
Securities purchased under agreements to resell	6,481	1,534	261
Federal funds sold	10,494	2,821	1,819
Available-for-sale securities	69,106	32,858	26,529
Held-to-maturity securities	112,959	115,752	127,282
Mortgage loans held for portfolio	274,343	264,199	231,132
Other interest income (loss), net	1,162	(570)	497
Total interest income	694,891	543,723	495,283
Interest Expense:
Consolidated obligation discount notes	64,370	19,750	7,046
Consolidated obligation bonds	425,006	327,932	303,179
Deposits	709	94	81
Mandatorily redeemable capital stock	6,613	522	997
Other interest expense	—	—	—
Total interest expense	496,698	348,298	311,303

Net interest income	198,193	195,425	183,980
Provision for (reversal of) credit losses	(45)	(456)	(1,233)

Net interest income after provision for credit losses	198,238	195,881	185,213

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(197)	(61)	(270)
Net other-than-temporary impairment losses, credit portion	(197)	(61)	(270)
Net gains (losses) on derivatives and hedging activities	2,272	2,832	(3,779)
Service fees	1,200	967	867
Standby letters of credit fees	736	657	536
Other, net (Note 20)	1,647	6,086	15,339
Total other income	5,658	10,481	12,693

Other Expenses:
Compensation and benefits	45,647	42,307	42,017
Other operating expenses	24,945	22,382	19,584
Federal Housing Finance Agency	2,955	2,703	2,780
Office of Finance	3,020	3,118	2,586
Other	1,032	1,384	1,277
Total other expenses	77,599	71,894	68,244

Income before assessments	126,297	134,468	129,662

Affordable Housing Program assessments	13,291	13,499	13,066

Net income	$113,006	$120,969	$116,596

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2016	2015	2014

Net income	$113,006	$120,969	$116,596

Other Comprehensive Income (Loss):

Net change in unrealized gains (losses) on available-for-sale securities	39,371	(15,981)	15,761

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	197	61	270
Net change in fair value not in excess of cumulative non-credit losses	(156)	(238)	(163)
Unrealized gains (losses)	(3,332)	(7,766)	12,129
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(3,291)	(7,943)	12,236

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	29	43	66
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	29	43	66

Pension benefits, net (Note 17)	(2,619)	99	(3,123)

Total other comprehensive income (loss)	33,490	(23,782)	24,940

Total comprehensive income	$146,496	$97,187	$141,536

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2014, 2015, and 2016
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2013	16,099	$1,609,931	$647,624	$82,151	$729,775	$21,720	$2,361,426

Total comprehensive income			93,277	23,319	116,596	24,940	141,536

Proceeds from issuance of capital stock	1,746	174,555					174,555
Repurchase/redemption of capital stock	(2,335)	(233,458)					(233,458)
Shares reclassified to mandatorily redeemable capital stock, net	—	(47)					(47)

Cash dividends on capital stock (4.18% annualized)			(68,742)	—	(68,742)		(68,742)

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			96,775	24,194	120,969	(23,782)	97,187

Proceeds from issuance of capital stock	2,171	217,160					217,160
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Cash dividends on capital stock (4.12% annualized)			(63,485)	—	(63,485)		(63,485)

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			90,405	22,601	113,006	33,490	146,496

Proceeds from issuance of capital stock	1,478	147,831					147,831
Shares reclassified to mandatorily redeemable capital stock, net	(1,830)	(183,056)					(183,056)

Distributions on mandatorily redeemable capital stock			(1,072)	—	(1,072)		(1,072)
Cash dividends on capital stock (4.25% annualized)			(59,800)	—	(59,800)		(59,800)

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$113,006	$120,969	$116,596
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	57,040	52,556	28,526
Prepayment fees on advances, net of related swap termination fees	(526)	(2,508)	(23,540)
Changes in net derivative and hedging activities	22,701	56,171	68,927
Net other-than-temporary impairment losses, credit portion	197	61	270
Provision for (reversal of) credit losses	(45)	(456)	(1,233)
Gain on sale of foreclosed assets	—	—	(13)
Changes in:
Accrued interest receivable	(5,541)	(5,650)	(3,762)
Other assets	(2,674)	(5,853)	17,511
Accrued interest payable	16,597	4,802	(3,723)
Other liabilities	38,187	30,702	13,949
Total adjustments, net	125,936	129,825	96,912

Net cash provided by operating activities	238,942	250,794	213,508

Investing Activities:
Net change in:
Interest-bearing deposits	(39,205)	55,309	120,159
Securities purchased under agreements to resell	(1,781,309)	—	—
Federal funds sold	(1,650,000)	—	—
Available-for-sale securities:
Proceeds from maturities	855,927	82,567	83,349
Purchases	(2,906,310)	(635,954)	—
Held-to-maturity securities:
Proceeds from maturities	1,351,512	1,577,327	1,028,628
Purchases	(983,718)	(802,687)	(871,671)
Advances:
Principal repayments	146,368,448	96,180,660	68,608,959
Disbursements to members	(147,692,939)	(102,357,927)	(72,107,377)
Mortgage loans held for portfolio:
Principal collections	1,701,633	1,323,072	914,600
Purchases from members	(3,074,847)	(2,663,395)	(1,568,641)
Purchases of premises, software, and equipment	(4,957)	(4,494)	(5,621)
Loans to other Federal Home Loan Banks:
Principal repayments	300,000	—	—
Disbursements	(300,000)	—	—

Net cash used in investing activities	(7,855,765)	(7,245,522)	(3,797,615)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2016	2015	2014
Financing Activities:
Changes in deposits	22,268	(528,048)	14,139
Net payments on derivative contracts with financing elements	(32,898)	(57,828)	(60,697)
Net proceeds from issuance of consolidated obligations:
Discount notes	331,383,919	101,485,730	49,396,384
Bonds	31,636,349	22,234,991	18,699,951
Payments for matured and retired consolidated obligations:
Discount notes	(333,840,103)	(94,808,634)	(44,263,839)
Bonds	(25,997,585)	(19,862,550)	(19,840,650)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	—	22,000
Principal repayments	—	—	(22,000)
Proceeds from issuance of capital stock	147,831	217,160	174,555
Payments for redemption/repurchase of capital stock	—	(240,335)	(233,458)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(28,148)	(1,610)	(1,161)
Dividend payments on capital stock	(59,800)	(63,485)	(68,742)

Net cash provided by financing activities	3,231,833	8,375,391	3,816,482

Net increase (decrease) in cash and due from banks	(4,384,990)	1,380,663	232,375

Cash and due from banks, at beginning of year	4,931,602	3,550,939	3,318,564

Cash and due from banks, at end of year	$546,612	$4,931,602	$3,550,939

Supplemental Disclosures:
Interest payments	$415,261	$321,227	$304,783
Purchases of securities, traded but not yet settled	120,266	179,580	—
Affordable Housing Program payments	17,796	19,295	18,945
Capitalized interest on certain held-to-maturity securities	975	1,483	3,279
Par value of shares reclassified to mandatorily redeemable capital stock, net	183,056	—	47
Net transfers of mortgage loans to real estate owned	—	—	117

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2016 and 2015, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2016, 2015, and 2014. We use certain acronyms and terms throughout these Notes to Financial Statements, which are defined in the Glossary of Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

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

Each member must purchase a minimum amount of our capital stock based on the amount of its total mortgage assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain institutions that own our capital stock as a result of merger or acquisition of an FHLBank member) hold our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock may, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 15 - Capital. See Note 21 - Related Party and Other Transactions for more information about transactions with related parties.

The FHLBanks' Office of Finance was established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations, consisting of bonds and discount notes, and to prepare and publish the FHLBanks' combined quarterly and annual financial reports.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The accompanying financial statements have been prepared in accordance with GAAP and SEC requirements.

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal recurring nature.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates include derivative and hedging activities, fair value estimates, the provision for credit losses, and OTTI. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

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

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition. We did not have any investments classified as trading during the years ended December 31, 2016, 2015 or 2014.

HTM Securities. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM. The carrying value includes adjustments made to the cost basis of the security for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses) and OCI (non-credit losses).

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

AFS Securities. Securities that have readily determinable fair values and are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities that have been hedged and for which the hedging relationship qualifies as a fair-value hedge. For these securities, we record the portion of the change in fair value attributable to the risk being hedged in other income (loss) as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value of the securities in OCI. For AFS securities that are OTTI, changes in fair value, net of any credit loss, are recorded in OCI as the non-credit portion.

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on MBS and ABS at an individual security level using the retrospective level-yield method (retrospective interest method) over the estimated remaining cash flows of each security. This method requires that we estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been used since the acquisition date. We amortize purchased premiums and accrete purchased discounts on all other investment securities at an individual security level using a contractual level-yield methodology, under which prepayments are only taken into account as they actually occur.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss) as net realized gains from sale of securities.

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

Recognition of OTTI. If either of the first two conditions above is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the statement of condition date. For those impaired securities that meet neither of these two conditions, we perform a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security.

If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, a credit loss is recorded, and the carrying value of the debt security is adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is capped at the amount of that security's unrealized loss. The new amortized cost basis of the OTTI security, which reflects the credit loss, will not be adjusted for subsequent recoveries of fair value.

The total OTTI loss is presented in other income (loss) with an offset for the portion recognized in OCI. The remaining amount represents the credit loss.

Subsequent Accounting for OTTI. If the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional OTTI. The total amount of additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount of non-credit losses remaining in AOCI, is reclassified out of AOCI and into other income (loss).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subsequent increases and decreases (if not an additional OTTI) in the estimated fair value of OTTI AFS securities are netted against the non-credit component of OTTI recognized previously in AOCI. For HTM securities, the OTTI in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future projected cash flows (with no effect on earnings unless the security is subsequently sold, matures or additional OTTI is recognized). For debt securities classified as AFS, we do not accrete the OTTI in AOCI to the carrying value because the subsequent measurement basis for these securities is estimated fair value.

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

Variable Interest Entities. We do not have any special purpose entities or any other type of off-balance sheet conduits. We have investments in VIEs that consist of senior interests in private-label RMBS and ABS. The carrying amounts of the investments are included in HTM or AFS securities. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to the carrying value.

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

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and, therefore, consolidation is not required for our investments in VIEs as of December 31, 2016 or 2015. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2016, 2015, or 2014. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

Advances. We carry advances at amortized cost net of unamortized premiums, discounts, prepayment and swap termination fees, unearned commitment fees, and fair-value hedging adjustments. We amortize/accrete premiums, discounts, hedging basis adjustments, deferred prepayment fees, and deferred swap termination fees, and recognize unearned commitment fees on advances, to interest income using a contractual level-yield methodology. When an advance is prepaid, any remaining premium or discount is recognized in earnings. We record interest on advances to interest income as earned.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. We record prepayment fees net of any hedge accounting basis adjustments.

Advance Modifications. When we fund a new advance concurrent with, or within a short period of time after, the prepayment of an original advance, we determine whether the transaction is effectively either (i) two separate transactions (the prepayment of an original advance and the disbursement of a new advance), defined as an advance extinguishment, or (ii) the continuation of the original advance as modified, defined as an advance modification. We account for an advance as an extinguishment if both of the following criteria are met: (i) the effective yield of the advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks who is not prepaying, and (ii) modifications of the original advance are determined to be more than minor, i.e., if the present value of the cash flows under the terms of the new advance is at least 10% different from the present value of the remaining cash flows under the terms of the original advance or through an evaluation of qualitative factors which may include changes in the interest rate exposure to the member by moving from a fixed to an adjustable rate advance. In all other instances, the advance is accounted for as a modification.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

If the transaction is determined to be an advance extinguishment, we recognize income from nonrefundable prepayment fees, net of swap termination fees, in the period that the extinguishment occurs. Alternatively, if no prepayment fees are received (e.g., the member requests that we embed the prepayment fee into the rate of the new advance), the difference between the present value of the cash flows of the new advance and that of a current market rate advance of comparable terms is recognized in current income, and the basis of the new advance is adjusted accordingly.

If the transaction is determined to be an advance modification, the income from nonrefundable prepayment fees, net of swap termination fees, associated with the modification of the original advance is not recognized in current income but is (i) deferred and netted against the carrying value of the modified advance and amortized on a level-yield basis when the prepayment fee is received up front or (ii) recorded as an adjustment to the interest coupon accrual of the modified advance based on the incremental bps representing the above market rate on the advance (i.e., the prepayment fee amount that is embedded into the rate of the modified advance). Amortization is included in interest income on advances. If the modified advance is hedged in a qualifying hedge relationship, the modified advance is marked to fair value, and subsequent fair value changes attributable to the hedged risk are recorded in other income (loss).

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of premiums paid to and discounts received from a PFI, deferred loan fees or costs, hedging basis adjustments, and the allowance for loan losses.

Premiums and Discounts. We defer and amortize/accrete premiums and discounts, certain loan fees or costs, and hedging basis adjustments to interest income using the contractual level-yield interest method. When a loan with a related premium or discount is prepaid, any remaining premium or discount is recognized in interest income in the period in which the loan is prepaid. For partial prepayments, a proportionate share of any remaining premium or discount is recognized in interest income in the period in which the prepayment occurs.

Loan Participations. We may sell participating interests in MPP loans acquired from our PFIs to other FHLBanks. The sale of these participating interests meets the accounting requirements for a sale and, therefore, the participating interests have been de-recognized from our reported mortgage loan balances. The portion of the participation fees received related to our upfront costs is recognized immediately into income, while the remaining portion related to our ongoing costs is deferred and amortized over the remaining life of the loans.

MPP Credit Enhancements. For conventional mortgage loans under our original MPP, credit enhancement is provided through allocating a portion of the periodic interest payments on the loans into an LRA. In addition, the PFI selling conventional loans to us is required to purchase SMI, paid through periodic interest payments, as an enhancement to cover credit losses over and above those covered by the LRA, but the covered losses are limited to the terms of the policy. For conventional mortgage loans under our MPP Advantage, credit enhancement is provided through depositing a portion of the purchase price into the LRA. The LRA is segregated by pools of loans and is available to cover losses in the applicable pool after borrower's equity and PMI. Claims for losses are first charged against the pool's LRA until extinguished, then borne by the Bank. The LRA is reported in other liabilities.

MPF Credit Enhancement Fees. For conventional MPF mortgage loan participations, PFIs retain a portion of the credit risk on the loans they sold to us by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE fee for assuming credit risk, and, in some instances, all or a portion of the CE fee may be performance-based. To the extent the Bank experiences losses in a pool, it may be able to recapture CE fees paid to that PFI to offset those losses. All CE fees are paid monthly based on the remaining UPB of the loans in a pool. CE fees are recorded as an offset to mortgage loan interest income.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A government-guaranteed or -insured mortgage loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the contractual obligation of the loan servicer to pay defaulted interest at the contractual rate and to repurchase the loans when certain criteria are met.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) credit products (advances, letters of credit, and other extensions of credit to members); (ii) term securities purchased under agreements to resell and term federal funds sold; (iii)government-guaranteed or insured mortgage loans held for portfolio; and (iv) conventional mortgage loans held for portfolio.

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

Troubled Debt Restructuring. TDRs related to MPP loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. If a borrower is having financial difficulty and a concession has been granted by the PFI with our approval, the loan modification is considered a TDR. No other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

MPP loans discharged in Chapter 7 bankruptcy proceedings without a reaffirmation of the debt are considered TDRs unless they have SMI policies. Loans discharged in Chapter 7 bankruptcy proceedings with SMI policies are also considered to be TDRs unless (i) we will not suffer more than an insignificant delay in receiving all principal and interest due or (ii) we are not relinquishing a legal right to pursue the borrower for deficiencies for those loans not affirmed.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

TDRs related to MPF Program loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Such TDRs generally involve modifying the borrower's monthly payment for a period of up to 36 months. Loans discharged in Chapter 7 bankruptcy proceedings without a reaffirmation of the debt are also considered TDRs.

For both the MPP and the MPF Program, modifications of government loans are not considered or accounted for as TDRs because we anticipate no loss of principal or interest accrued at the original contract rate, without significant delay, due to the government-guarantee or insurance.

Impairment Methodology. A loan is considered impaired when, based on current and historical information and events, it is probable that not all amounts due according to the contractual terms of the loan agreement will be collected.

Loans that are considered collateral dependent are subject to individual evaluation instead of collective evaluation. Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). We consider all collateral dependent loans to be impaired and, therefore, measure impairment based on the fair value of the underlying collateral less costs to sell.

Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. A charge-off is recorded if it is determined that the recorded investment (including UPB, accrued interest, unamortized premiums or discounts, and hedging adjustments) in a loan will not be fully recovered. We record a charge-off on a conventional mortgage loan against the loan loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the settlement of a claim against any of the credit enhancements, delinquency in excess of 180 days, and filing for bankruptcy protection. We charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

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

Derivatives are typically executed at the same time as the acquisition of the hedged item. The hedging relationship is generally designated at the trade date. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase mortgage loans, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. Derivatives are recorded beginning on the trade date.

Cash flows associated with derivatives are reported as cash flows from operating activities in the statement of cash flows unless the derivatives contain financing elements, in which case they are reflected as cash flows from financing activities. Derivative instruments that include non-standard terms, or require an upfront cash payment, or both, often contain a financing element.

Changes in the estimated fair value of derivatives are recorded in earnings regardless of how changes in the estimated fair value of the assets or liabilities being hedged may be recorded.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting. Two approaches to hedge accounting include:

(i)
Long-haul hedge accounting - The application of long-haul hedge accounting requires us to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of hedged items or forecasted transactions and whether those derivatives may be expected to remain highly effective in future periods.

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Therefore, the derivative is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability. For all existing hedging relationships entered into prior to April 1, 2008, we continue to use the short-cut method of accounting provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any new hedging relationships.

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

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in earnings, but not offset by corresponding changes in the fair value of the hedged assets, liabilities, or firm commitments.

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as an adjustment to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) designating the derivative as a qualifying hedging instrument is no longer appropriate.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Embedded Derivatives. We may issue consolidated obligations, disburse advances, or purchase financial instruments in which a derivative instrument is embedded. In order to determine whether an embedded derivative must be bifurcated from the host instrument and separately valued, we must assess, upon execution of the transaction, whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the consolidated obligation, advance or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If we determine that (i) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (ii) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge, and the host contract is accounted for based on the guidance applicable to instruments of that type that are not hedged. However, if (i) the entire contract (the host contract and the embedded derivative) is required to be measured at fair value, with changes in fair value reported in earnings (such as an investment security classified as trading), or (ii) we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value, and no portion of the contract is designated as a hedging instrument.

Financial Instruments Meeting Netting Requirements. We present certain financial instruments, including our derivative asset and liability positions as well as cash collateral received or pledged, on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements).

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

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over their respective estimated useful lives, which range from 1 to 40 years. We capitalize improvements and major renewals, but expense maintenance and repairs when incurred. We depreciate building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the building. In addition, we capitalize software development costs for internal use software with an estimated economic useful life of at least one year. If capitalized, we use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in other income (loss). Any loss on abandonment of premises, software, and equipment is included in other operating expenses.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost, adjusted for concessions, accretion of discounts, amortization of premiums, principal payments, and fair-value hedging adjustments.

Discounts and Premiums. We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO bonds to interest expense using the contractual level-yield interest method over the term to contractual maturity of the corresponding CO bonds. Any remaining premium or discount is recognized upon prepayment.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued on our behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using the level-yield interest method, over the term to contractual maturity of the corresponding consolidated obligations. The amortization of those concessions is included in interest expense. Any remaining unamortized concessions are recognized upon prepayment.

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

Employee Retirement and Deferred Compensation Plans. We recognize the minimum required contribution to the DB plan as expense ratably over the plan year to which it relates. Without a prefunding election, any contribution made in excess of the minimum required contribution is recorded as an expense in the period in which the contribution is made.

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

Gains on Litigation Settlements. Litigation settlement gains, net of related legal fees and litigation expenses, are recorded in other income when realized. A litigation settlement gain is considered realized when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, a settlement gain is considered realized when we enter into a signed agreement not subject to appeal, the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized, we consider potential litigation settlement gains to be gain contingencies and, therefore, they are not recorded in the statement of income. The related legal fees and litigation expenses are contingent-based fees and are only incurred and recorded upon a litigation settlement.

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

Affordable Housing Program Assessments. The Bank Act requires each FHLBank to establish and fund an AHP, which provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low- to moderate-income households. Each period, we charge/(credit) the required funding for AHP to earnings and increase/(decrease) the associated liability. We typically make the AHP subsidy available to members as a grant. As an alternative, we can issue AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and a charge against the AHP liability are recorded for the present value of the variation in the cash flow caused by the difference between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance.

Cash Flows. We consider cash and due from banks on the statement of condition as cash and cash equivalents within the statement of cash flows because of their highly liquid nature. Federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits are not treated as cash and cash equivalents, but instead are treated as short-term investments. Accordingly, their associated cash flows are reported in the investing activities section of the statement of cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance

Change in Accounting Principle. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires a reclassification on the statement of condition of unamortized debt issuance costs related to a recognized debt liability from assets to a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

The guidance became effective for the interim and annual periods beginning on January 1, 2016 and was adopted retrospectively. As a result, unamortized concessions on consolidated obligations that were included in other assets at December 31, 2015 were reclassified as a reduction to the corresponding consolidated obligations. The reclassification resulted in a reduction in consolidated obligation discount notes of $920 and CO bonds of $11,113 at December 31, 2015. Accordingly, total assets and total liabilities were each reduced at December 31, 2015 by $12,033. The adoption of this guidance had no effect on our results of operations or cash flows.

Recently Adopted Accounting Guidance.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

This guidance is effective for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach to all derivative instruments that meet the specific conditions. We elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

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

The guidance was effective for the interim and annual periods beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis. On February 18, 2015, the FASB issued amended guidance to enhance the consolidation analysis for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and MBS transactions). The amended guidance primarily emphasizes: (i) risk of loss when determining a controlling financial interest, such that a reporting organization may no longer have to consolidate a legal entity in certain circumstances based solely on its fee arrangement when certain criteria are met; (ii) reducing the frequency of the application of related-party guidance when determining a controlling interest in a VIE; and (iii) potentially changing consolidation exclusions for entities in several industries that typically make use of limited partnerships or VIEs.

The guidance was effective for the interim and annual periods beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. On August 27, 2014, the FASB issued guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern, and to provide related footnote disclosures if such doubt exists. This guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year after the date the financial statements are issued or available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period.

This guidance was effective for the year ended December 31, 2016. The adoption of this guidance had no effect on our financial statement disclosures.

Recently Issued Accounting Guidance.
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments on the statement of cash flows to reduce current and potential future diversity in practice regarding eight specific cash flow issues.
This guidance is effective for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. However, we plan to adopt this guidance on the effective date. This guidance should be applied using a retrospective transition method to each period presented. Although the adoption of this guidance will have no effect on our financial condition or results of operations, its effect on our statement of cash flows has not yet been determined. However, based on a preliminary analysis, it appears that only one of the specific issues in the guidance may be applicable to our statement of cash flows.
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

The amended guidance requires a financial asset, or a group of financial assets, measured at amortized cost basis to be presented at the net amount expected to be collected over the contractual term of the financial asset. The guidance also requires, among other provisions, the following:

•
The statement of income must reflect the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases in expected credit losses that have taken place during the period.

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

This guidance is effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted as of the interim and annual reporting periods beginning after December 15, 2018. However, we plan to adopt this guidance on the effective date. This guidance should be applied using a modified-retrospective approach whereby a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In addition, the guidance requires the use of a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which OTTI had been recognized before the effective date. We are in the process of evaluating this guidance, but expect the adoption to result in an increase to the allowance for credit losses, including an allowance for debt securities, primarily due to the requirement to measure losses for the entire estimated life of the financial asset. The impact on our financial condition, results of operations, and cash flows will depend upon the composition of financial assets held at the adoption date as well as the economic conditions and forecasts at that time.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

This amended guidance is effective for the interim and annual periods beginning on January 1, 2017. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are adopted. The adoption of this guidance on January 1, 2017 had no effect on our financial condition, results of operations, or cash flows.

Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, in an operating or finance lease, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize a lease asset and lease liability. Under previous guidance, a lessee was not required to recognize a lease asset and lease liability arising from an operating lease on the statement of condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

This guidance is effective for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. However, we plan to adopt this guidance on the effective date. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. Upon adoption, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities on the statement of condition, but we do not expect its effect on our financial condition, results of operations, or cash flows to be material.

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

•
separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the statement of condition or in the accompanying notes to the financial statements; and

•
elimination of the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

The guidance is effective for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. However, we plan to adopt this guidance on the effective date. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the statement of condition as of the beginning of the period of adoption. We are in the process of evaluating this guidance, but we currently expect its adoption to have no effect on our financial condition, results of operations, or cash flows.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance by one year. In 2016, the FASB issued additional amendments to clarify certain aspects of the guidance; however, the amendments do not change the core principle in the guidance.

The guidance is effective for interim and annual periods beginning on January 1, 2018. Early adoption is permitted only as of the interim and annual reporting periods beginning after January 1, 2017. However, we do not plan to adopt this guidance early. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, applied to each prior reporting period presented; or (ii) a modified retrospective method, with the cumulative effect of initially applying this guidance recognized at the date of initial adoption. Given that the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP provisions, we do not currently expect the adoption of this guidance to have a material effect on our financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $101,311, $81,853, and $717 for the years ended December 31, 2016, 2015, and 2014, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with the Federal Reserve Banks of $29,118 and $29,859 at December 31, 2016 and 2015, respectively.

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2016	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,693,211	$—	$25,624	$(4,201)	$4,714,634
GSE MBS	1,058,037	—	18,279	(234)	1,076,082
Private-label RMBS	242,181	(263)	27,201	—	269,119
Total AFS securities	$5,993,429	$(263)	$71,104	$(4,435)	$6,059,835

December 31, 2015
GSE and TVA debentures	$3,478,617	$—	$5,467	$(3,542)	$3,480,542
GSE MBS	271,249	—	477	(2,305)	269,421
Private-label RMBS	288,957	(304)	30,533	—	319,186
Total AFS securities	$4,038,823	$(304)	$36,477	$(5,847)	$4,069,149

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$525,722	$(3,604)	$176,104	$(597)	$701,826	$(4,201)
GSE MBS	—	—	78,704	(234)	78,704	(234)
Private-label RMBS	—	—	3,002	(263)	3,002	(263)
Total impaired AFS securities	$525,722	$(3,604)	$257,810	$(1,094)	$783,532	$(4,698)

December 31, 2015
GSE and TVA debentures	$578,809	$(2,774)	$107,349	$(768)	$686,158	$(3,542)
GSE MBS	183,508	(2,305)	—	—	183,508	(2,305)
Private-label RMBS	—	—	4,179	(304)	4,179	(304)
Total impaired AFS securities	$762,317	$(5,079)	$111,528	$(1,072)	$873,845	$(6,151)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$972,508	$974,215	$820,210	$821,413
Due after 1 year through 5 years	1,841,488	1,855,517	1,921,544	1,924,567
Due after 5 years through 10 years	1,734,156	1,740,029	637,007	635,356
Due after 10 years	145,059	144,873	99,856	99,206
Total non-MBS	4,693,211	4,714,634	3,478,617	3,480,542
Total MBS	1,300,218	1,345,201	560,206	588,607
Total AFS securities	$5,993,429	$6,059,835	$4,038,823	$4,069,149

Realized Gains and Losses. There were no sales of AFS securities during the years ended December 31, 2016, 2015, or 2014.
As of December 31, 2016, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2016	Cost (1)	OTTI	Value	Gains	Losses	Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,678,437	$—	$2,678,437	$5,412	$(12,720)	$2,671,129
GSE MBS	3,082,343	—	3,082,343	46,480	(8,841)	3,119,982
Private-label RMBS	49,748	—	49,748	61	(533)	49,276
Private-label ABS	9,148	(103)	9,045	40	(780)	8,305
Total MBS and ABS	5,819,676	(103)	5,819,573	51,993	(22,874)	5,848,692

Total HTM securities	$5,819,676	$(103)	$5,819,573	$51,993	$(22,874)	$5,848,692

December 31, 2015
GSE debentures	$100,000	$—	$100,000	$2	$—	$100,002
MBS and ABS:
Other U.S. obligations -guaranteed MBS	2,894,867	—	2,894,867	13,113	(12,148)	2,895,832
GSE MBS	3,267,647	—	3,267,647	63,687	(2,333)	3,329,001
Private-label RMBS	72,107	—	72,107	116	(939)	71,284
Private-label ABS	10,848	(132)	10,716	61	(1,031)	9,746
Total MBS and ABS	6,245,469	(132)	6,245,337	76,977	(16,451)	6,305,863

Total HTM securities	$6,345,469	$(132)	$6,345,337	$76,979	$(16,451)	$6,405,865

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2016	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$367,474	$(997)	$1,426,182	$(11,723)	$1,793,656	$(12,720)
GSE MBS	1,281,827	(7,915)	320,141	(926)	1,601,968	(8,841)
Private-label RMBS	18,166	(62)	15,770	(471)	33,936	(533)
Private-label ABS	—	—	8,304	(843)	8,304	(843)
Total MBS and ABS	1,667,467	(8,974)	1,770,397	(13,963)	3,437,864	(22,937)

Total impaired HTM securities	$1,667,467	$(8,974)	$1,770,397	$(13,963)	$3,437,864	$(22,937)

December 31, 2015
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,271,907	$(6,147)	$603,045	$(6,001)	$1,874,952	$(12,148)
GSE MBS	566,277	(1,744)	224,436	(589)	790,713	(2,333)
Private-label RMBS	16,206	(102)	24,958	(837)	41,164	(939)
Private-label ABS	—	—	9,746	(1,102)	9,746	(1,102)
Total MBS and ABS	1,854,390	(7,993)	862,185	(8,529)	2,716,575	(16,522)

Total impaired HTM securities	$1,854,390	$(7,993)	$862,185	$(8,529)	$2,716,575	$(16,522)

(1)
For private-label ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at December 31, 2016 and 2015 of $780 and $1,031, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $103 and $132, respectively, and gross unrecognized holding gains on previously OTTI securities of $40 and $61, respectively.

Contractual Maturity. The only non-MBS HTM security held at December 31, 2015 matured in 2016. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

Note 6 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI, as described in Note 1 - Summary of Significant Accounting Policies, our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position.

To ensure consistency in the determination of OTTI for private-label RMBS and ABS, all FHLBanks use a common framework and formal governance process to determine and approve the key OTTI modeling assumptions used for purposes of our cash flow analysis for substantially all of these securities. For one manufactured housing loan ABS for which underlying collateral data is not readily available, alternative procedures are used to evaluate this security for OTTI.

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

Significant Inputs. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 3.0% to an increase of 10.0% over a twelve-month period. For the vast majority of markets, the projected short-term housing price changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2016 on the one security for which an OTTI was determined to have occurred, as well as the related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss. The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the classification by the rating agency at the time of origination.

	Significant Modeling Assumptions for OTTI private-label RMBS			Current Credit
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancement
Prime - 2006	9%	13%	29%	0%

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Results of Evaluation Process - Private-label RMBS and ABS. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery.

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the statement of condition date. We did not have any such change in intent during the years ended December 31, 2016, 2015, or 2014.

For those remaining securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, we recognized credit losses of $197, $61, and $270 during the years ended December 31, 2016, 2015, and 2014, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2016	2015	2014
Balance at beginning of year	$60,673	$69,626	$72,287
Additions:
Additional credit losses for which OTTI was previously recognized (1)	197	61	270
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(9,356)	(9,014)	(2,931)
Balance at end of year	$51,514	$60,673	$69,626

(1)	Relates to all securities impaired prior to January 1, 2016, 2015, and 2014, respectively.

The following table presents the December 31, 2016 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date. Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

	December 31, 2016
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$284,942	$242,181	$269,119
Private-label ABS - subprime	599	574	471	510	—	—	—
Total	$599	$574	$471	$510	$284,942	$242,181	$269,119

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2016 are considered temporary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to LIBOR or another specified index. Longer-term advances may be available subject to market conditions for both fixed-rate and adjustable-rate products.

The following table presents advances outstanding by year of contractual maturity.

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$89	2.58
Due in 1 year or less	12,598,864	0.91	11,969,004	0.63
Due after 1 year through 2 years	2,752,629	1.74	2,678,669	1.50
Due after 2 years through 3 years	1,920,962	2.10	2,511,090	1.83
Due after 3 years through 4 years	2,605,198	1.38	1,705,052	2.44
Due after 4 years through 5 years	2,009,395	1.47	2,638,688	1.22
Thereafter	6,244,912	1.20	5,304,876	1.30
Total advances, par value	28,131,960	1.22	26,807,468	1.13
Fair-value hedging adjustments	(57,716)		69,829
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	21,709		31,611
Total advances	$28,095,953		$26,908,908

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

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Overdrawn demand and overnight deposit accounts	$—	$89	$—	$89
Due in 1 year or less	19,390,714	17,669,284	12,767,364	12,224,004
Due after 1 year through 2 years	2,502,629	2,540,919	2,757,629	2,601,169
Due after 2 years through 3 years	1,856,463	2,309,925	1,915,962	2,491,090
Due after 3 years through 4 years	1,548,998	1,635,052	2,605,198	1,700,052
Due after 4 years through 5 years	900,095	1,553,688	2,535,895	2,635,688
Thereafter	1,933,061	1,098,511	5,549,912	5,155,376
Total advances, par value	$28,131,960	$26,807,468	$28,131,960	$26,807,468

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, are no longer eligible for new or renewed advances and shall have their membership terminated no later than February 19, 2017. Upon termination, all of their outstanding advances shall be repaid. As a result, all of their outstanding advances as of December 31, 2016 totaling $56 million are classified as due in one year or less.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their membership terminated no later than February 19, 2021. Prior to termination, new advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. The outstanding advances to these captive insurers mature on various dates through 2025.

Interest-Rate Payment Terms. The following table presents the par value of advances outstanding by interest-rate payment terms and contractual maturity dates.

Interest-Rate Payment Term and Contractual Maturity	December 31, 2016	December 31, 2015
Fixed-rate
Due in 1 year or less	$11,463,644	$10,760,223
Due after 1 year	8,739,245	9,031,344
Total fixed-rate	20,202,889	19,791,567
Adjustable-rate
Due in 1 year or less	1,135,220	1,208,871
Due after 1 year	6,793,851	5,807,030
Total adjustable-rate	7,929,071	7,015,901
Total advances, par value	$28,131,960	$26,807,468

Credit Risk Exposure and Security Terms. We lend to members according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to secure its advances.

At December 31, 2016 and 2015, our top five borrowers held 43% of total advances outstanding, at par. We held sufficient collateral to secure the advances to these borrowers.

See Note 9 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist of residential loans acquired from our members through the MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in residential loans that were originated by certain of its PFIs through their participation in the MPF Program offered by the FHLBank of Chicago. The MPP and MPF Program loans are fixed rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by federal agencies.

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million.

The following tables present information on mortgage loans held for portfolio by term, type, and product.

Term	December 31, 2016	December 31, 2015
Fixed-rate long-term mortgages	$8,086,412	$6,811,266
Fixed-rate medium-term (1) mortgages	1,206,978	1,170,789
Total mortgage loans held for portfolio, UPB	9,293,390	7,982,055
Unamortized premiums	210,116	162,875
Unamortized discounts	(2,383)	(1,832)
Fair-value hedging adjustments	1,124	3,817
Allowance for loan losses	(850)	(1,125)
Total mortgage loans held for portfolio, net	$9,501,397	$8,145,790

(1)	Defined as a term of 15 years or less at origination.

Type	December 31, 2016	December 31, 2015
Conventional	$8,796,407	$7,371,032
Government -guaranteed or -insured	496,983	611,023
Total mortgage loans held for portfolio, UPB	$9,293,390	$7,982,055

Product
MPP	$8,930,194	$7,543,183
MPF Program	363,196	438,872
Total mortgage loans held for portfolio, UPB	$9,293,390	$7,982,055

See Note 9 - Allowance for Credit Losses for information related to our credit risk on mortgage loans and allowance methodology for loan losses.

Note 9 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell and term federal funds sold; government-guaranteed or -insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our members' capital stock in our Bank serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. To ensure that we are sufficiently protected, we evaluate and determine whether a member may retain physical possession of its collateral that is pledged to us or must specifically deliver the collateral to us or our safekeeping agent. We can also require additional or substitute collateral to protect our security interest. We continue to evaluate and update our collateral guidelines, as necessary, based on current market conditions.

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

We determine the estimated value of the collateral required to secure each member's credit products by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At December 31, 2016 and 2015, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2016 and 2015, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2016, 2015, or 2014.

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

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. These assets have maturities ranging from 1 to 270 days. Given their short-term nature, credit risk is minimal and, as such, we have not established an allowance for credit losses for these products.

Government-Guaranteed or -Insured Mortgage Loans. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, VA, RHA, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by guarantees or insurance. Based upon our assessment of our servicers, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2016 or 2015.

Conventional Mortgage Loans. We invest in conventional mortgage loans primarily through the MPP. Additionally, we hold participating interests in conventional mortgage loans that were originated by PFIs of the FHLBank of Topeka through the MPF Program.

Conventional MPP. Our management of credit risk considers the several layers of loss protection that are defined in our agreements with the PFIs. Our loss protection consists of the following loss layers, in order of priority, (i) borrower equity; (ii) PMI up to coverage limits (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) available funds remaining in the LRA; and (iv) SMI coverage (as applicable) purchased by the seller from a third-party provider naming the Bank as the beneficiary, up to the policy limits. Any losses not absorbed by the loss protection are borne by the Bank.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Beginning with MPP Advantage, we discontinued the use of SMI for all loan purchases and replaced it with a fixed LRA. The fixed LRA is established for a pool of loans and funded with a portion of each loan's purchase proceeds. The LRA is used to cover losses in the pool beyond those covered by an individual loan's PMI (as applicable), but is limited to covering losses of that specific pool of loans only. Any excess funds are ultimately distributed to the member in accordance with a step-down schedule that is established upon execution of an MCC, subject to performance of the related loan pool.

The following table presents the activity in the LRA.

LRA Activity	2016	2015	2014
Balance of LRA, beginning of year	$91,552	$61,949	$45,330
Additions	37,202	31,573	19,422
Claims paid	(1,054)	(1,576)	(2,314)
Distributions to PFIs	(1,156)	(394)	(489)
Balance of LRA, end of year	$126,544	$91,552	$61,949

In a sale of a participating interest to another FHLBank, a pro-rata portion of the fixed LRA is assumed by the participating FHLBank. Such LRA balance is held as a liability by the participating FHLBank for its use in loss mitigation. As a result, available funds remaining in our LRA include our pro-rata portion only of the fixed LRA associated with the participating interests retained by us.

We determine our allowance for loan losses based on our best estimate of probable losses over the loss emergence period. We use the MPP portfolio's delinquency migration (movement of loans through the various stages of delinquency) to determine whether a loss event is probable. Once a loss event is deemed to be probable, we utilize a systematic methodology that incorporates all credit enhancements and servicer advances to establish the allowance for loan losses. Although we do not reserve for any estimated losses that would be recovered from the credit enhancements, as part of the estimate of the recoverable credit enhancements, we evaluate the recovery and collectability of amounts under our PMI/SMI policies.

The following table presents the estimated impact of credit enhancements on the allowance for MPP loan losses.

MPP Credit Waterfall	December 31, 2016	December 31, 2015
Estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$8,689	$6,132
Portion of estimated incurred losses recoverable from PMI	(1,981)	(1,477)
Portion of estimated incurred losses recoverable from LRA (2)	(2,418)	(550)
Portion of estimated incurred losses recoverable from SMI	(3,590)	(3,245)
Allowance for unrecoverable PMI/SMI	50	140
Allowance for MPP loan losses	$750	$1,000

(1)
After conducting a study of the length of time delinquent mortgage loans remain outstanding and updating our analysis in the fourth quarter of 2016, we continue to use a loss emergence period of 24 months.

(2)
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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Conventional MPF Program. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. The loss layers, in order of priority, are (i) borrower equity; (ii) PMI, (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) FLA, which represents the first layer or portion of credit losses that we absorb after the borrower's equity, PMI, and recoverable CE fees; and (iv) the CE Obligation of a PFI, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS deemed to be investment-grade. Any losses not absorbed by the loss protection are shared among the participating FHLBanks based upon the applicable percentage of participation.

The allowance for MPF Program conventional loans is determined by analyzing the portfolio's delinquency migration and charge-offs over a historical period to determine the probability of default and loss severity rates. The analysis of conventional loans evaluated for impairment (i) considers loan pool-specific attribute data; (ii) applies estimated default probabilities and loss severities; and (iii) incorporates the applicable credit enhancements in order to determine our best estimate of probable losses.

Collectively Evaluated Mortgage Loans.

MPP. For performing conventional loans current to 179 days past due and collectively evaluated for impairment, we use a recognized third-party credit and prepayment model to estimate potential ranges of credit loss exposure. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

For delinquent conventional loans past due 180 days or more and collectively evaluated for impairment, we evaluate the pools based on current and historical information and events. This loan loss analysis incorporates third-party modeled values and considers MPP pool-specific attribute data, estimated liquidation values of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

MPF Program. Our loan loss analysis includes collectively evaluating conventional loans for impairment within each pool. The measurement of the allowance for loan losses consists of (i) evaluating homogeneous pools of current and delinquent mortgage loans; and (ii) estimating credit losses in the pool based upon the default probability ratios, loss severity rates, FLAs and CE obligations. Additional analyses include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions.

Individually Evaluated Mortgage Loans.

The measurement of our allowance for loans individually evaluated for loss considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party model.

We also individually evaluate any remaining exposure to delinquent MPP conventional loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The fair value of the collateral is obtained from HUD statements, sales listings or other evidence of current expected liquidation amounts.

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

Delinquency Status as of December 31, 2016	Conventional	Government	Total
Past due:
30-59 days	$46,118	$17,183	$63,301
60-89 days	11,044	3,548	14,592
90 days or more	29,098	2,350	31,448
Total past due	86,260	23,081	109,341
Total current	8,949,441	482,316	9,431,757
Total mortgage loans, recorded investment	$9,035,701	$505,397	$9,541,098

Other Delinquency Statistics as of December 31, 2016
In process of foreclosure (1)	$17,749	$—	$17,749
Serious delinquency rate (2)	0.32%	0.46%	0.33%
Past due 90 days or more still accruing interest (3)	$25,375	$2,350	$27,725
On non-accrual status	$4,699	$—	$4,699

Delinquency Status as of December 31, 2015	Conventional	Government	Total
Past due:
30-59 days	$41,704	$21,402	$63,106
60-89 days	11,609	5,099	16,708
90 days or more	37,938	3,123	41,061
Total past due	91,251	29,624	120,875
Total current	7,467,866	592,118	8,059,984
Total mortgage loans, recorded investment	$7,559,117	$621,742	$8,180,859

Other Delinquency Statistics as of December 31, 2015
In process of foreclosure (1)	$23,602	$—	$23,602
Serious delinquency rate (2)	0.50%	0.50%	0.50%
Past due 90 days or more still accruing interest (3)	$30,764	$3,123	$33,887
On non-accrual status	$8,374	$—	$8,374

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Servicers repurchase many government loans, including FHA loans, when certain criteria are met.

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

Rollforward of Allowance for Loan Losses	2016	2015	2014
Balance, beginning of period	$1,125	$2,500	$4,500
Charge-offs, net of recoveries	(230)	(919)	(767)
Provision for (reversal of) loan losses	(45)	(456)	(1,233)
Balance, end of period	$850	$1,125	$2,500

Allowance for Loan Losses by Impairment Methodology	December 31, 2016	December 31, 2015
Conventional loans collectively evaluated for impairment	$750	$1,011
Conventional loans individually evaluated for impairment (1)	100	114
Total allowance for loan losses	$850	$1,125

Recorded Investment by Impairment Methodology
Conventional loans collectively evaluated for impairment	$9,020,194	$7,541,817
Conventional loans individually evaluated for impairment (1)	15,507	17,300
Total recorded investment	$9,035,701	$7,559,117

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of December 31, 2016 and 2015 of $2,814 and $4,639, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of December 31, 2016 and 2015 includes $70 and $68, respectively, for these potential claims.

Individually Evaluated Impaired Loans. The tables below present the conventional loans individually evaluated for impairment. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of these loans and related interest income recognized.

	December 31, 2016			December 31, 2015
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$15,158	$15,219	$—	$16,426	$16,389	$—
MPP conventional loans with allowance for loan losses	349	358	30	874	863	46
Total	$15,507	$15,577	$30	$17,300	$17,252	$46

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	Years Ended December 31,
	2016		2015		2014
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$16,623	$758	$17,967	$872	$13,255	$959
MPP conventional loans with allowance for loan losses	353	39	881	105	6,016	102
Total	$16,976	$797	$18,848	$977	$19,271	$1,061

Due to the minimal change in the terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment in TDRs was not materially different than the post-modification recorded investment.

Note 10 - Premises, Software and Equipment

The following table presents information on our premises, software and equipment.

Type	December 31, 2016	December 31, 2015
Premises	$14,958	$14,852
Computer software	38,497	35,818
Data processing equipment	7,505	7,408
Furniture and equipment	3,920	3,400
Other	513	434
Premises, software and equipment, in service	65,393	61,912
Accumulated depreciation and amortization	(30,121)	(24,340)
Premises, software and equipment, in service, net	35,272	37,572
Capitalized assets in progress	2,366	929
Premises, software and equipment, net	$37,638	$38,501

For the years ended December 31, 2016, 2015, and 2014, the depreciation and amortization expense for premises, software and equipment was $5,820, $5,461, and $3,481, respectively, including amortization of computer software costs of $4,055, $3,633, and $1,791, respectively.

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

Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) act as an intermediary between our members and counterparties. Finance Agency regulation and our Capital Markets Policy prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments. However, the use of derivatives is an integral part of our financial management strategy.

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate we receive or pay in most interest-rate swaps is LIBOR.

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

Interest-Rate Swaptions. A swaption is an option on a swap that gives the buyer the right, but not the obligation, to enter into a specified interest-rate swap with the following agreed upon terms with the seller: option premium, time until expiration, fixed vs. floating rates, and notional amount. When used as a hedge, a swaption can protect the buyer against sudden adverse moves in interest rates. To protect against the adverse effects of a sudden decrease in interest rates, a receiver swaption may be utilized in which the buyer has the option to enter into a swap to receive the fixed rate and pay the floating rate. To protect against the adverse effects of a sudden increase in interest rates, a payer swaption may be utilized in which the buyer has the option to enter into a swap to pay the fixed rate and receive the floating rate.

Forward Contracts. Forward contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. We may use forward contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by us are considered derivatives. We may hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date and price.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (i) assets and liabilities on the statements of condition, or (ii) firm commitments. We also formally assess (both at the hedge's inception and at least quarterly), using regression analyses, whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We have the following types of hedged items:

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

Advances. We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to manage the repricing and/or options characteristics of advances in order to match more closely the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance or an adjustable-rate advance with embedded options, we may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed-rate and receive a variable-rate effectively converting the fixed-rate advance to an adjustable-rate advance. This type of hedge is typically treated as a fair-value hedge. In addition, we may hedge a callable, prepayable or putable advance by entering into a cancellable interest-rate swap.

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in prepayment speeds. We manage the interest-rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. We issue both callable and noncallable debt and prepayment-linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. Interest-rate swaps, to the extent the payments on the mortgages loans result in a simultaneous reduction of the notional amount of the swaps, may qualify for fair-value hedge accounting.

We may also purchase interest rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not qualify for fair-value hedge accounting. These derivatives are marked to market value through earnings.

Consolidated Obligations. We may enter into derivatives to hedge the interest-rate risk associated with our debt issues. We manage the risk and volatility arising from changing market prices of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

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

Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are treated as an economic hedge and are market to market through earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments, or cash flows received and paid. The notional amount of derivatives also reflects the extent of our involvement in the various classes of financial instruments but represents neither the actual amounts exchanged nor our overall exposure to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged. The following table presents the notional amount and estimated fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and the related accrued interest.

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2016	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$23,998,498	$230,705	$102,201
Total derivatives designated as hedging instruments	23,998,498	230,705	102,201
Derivatives not designated as hedging instruments:
Interest-rate swaps	901,344	1,430	31
Swaptions	350,000	2	50
Interest-rate caps/floors	364,500	322	2
Interest-rate forwards	99,100	339	352
MDCs	99,002	303	471
Total derivatives not designated as hedging instruments	1,813,946	2,396	906

Total derivatives before adjustments	$25,812,444	233,101	103,107
Netting adjustments (1)		(133,089)	(133,089)
Cash collateral and related accrued interest (1)		34,836	55,207
Total derivatives, net		$134,848	$25,225

December 31, 2015
Derivatives designated as hedging instruments:
Interest-rate swaps	$24,602,221	$32,179	$208,811
Total derivatives designated as hedging instruments	24,602,221	32,179	208,811
Derivatives not designated as hedging instruments:
Interest-rate swaps	252,417	421	77
Interest-rate caps/floors	340,500	62	1
Interest-rate forwards	106,300	51	82
MDCs	106,958	102	82
Total derivatives not designated as hedging instruments	806,175	636	242

Total derivatives before adjustments	$25,408,396	32,815	209,053
Netting adjustments (1)		(51,807)	(51,807)
Cash collateral and related accrued interest (1)		68,859	(76,632)
Total derivatives, net		$49,867	$80,614

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2016 and 2015 was $35,422 and $146,301, respectively. Cash collateral received from counterparties at December 31, 2016 and 2015 was $55,793 and $810, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$86,606	$45,449	$20,122	$174,280
Cleared	145,853	56,835	12,540	34,609
Total gross recognized amount	232,459	102,284	32,662	208,889
Gross amounts of netting adjustments and cash collateral
Uncleared	(76,255)	(21,047)	(17,858)	(93,830)
Cleared	(21,998)	(56,835)	34,910	(34,609)
Total gross amounts of netting adjustments and cash collateral	(98,253)	(77,882)	17,052	(128,439)
Net amounts after netting adjustments and cash collateral
Uncleared	10,351	24,402	2,264	80,450
Cleared	123,855	—	47,450	—
Total net amounts after netting adjustments and cash collateral	134,206	24,402	49,714	80,450
Derivative instruments not meeting netting requirements (1)	642	823	153	164
Total derivatives, at estimated fair value	$134,848	$25,225	$49,867	$80,614

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Years Ended December 31,
Type of Hedge	2016	2015	2014
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$4,488	$4,146	$(12,268)
Total net gain (loss) related to fair-value hedge ineffectiveness	4,488	4,146	(12,268)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(196)	1,497	3,911
Swaptions	(290)	—	—
Interest-rate caps/floors	87	(251)	(1,016)
Interest-rate forwards	(207)	(3,372)	(8,662)
Net interest settlements	(381)	392	8,756
MDCs	(1,229)	420	5,500
Total net gain (loss) on derivatives not designated as hedging instruments	(2,216)	(1,314)	8,489

Net gains (losses) on derivatives and hedging activities	$2,272	$2,832	$(3,779)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on the derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2016	Derivative	Item	Ineffectiveness	Income (1)
Advances	$118,029	$(117,201)	$828	$(91,219)
AFS securities	193,305	(194,083)	(778)	(94,018)
CO bonds	(30,252)	34,690	4,438	16,888
Total	$281,082	$(276,594)	$4,488	$(168,349)

Year Ended December 31, 2015
Advances	$22,761	$(21,196)	$1,565	$(155,082)
AFS securities	42,219	(46,145)	(3,926)	(98,063)
CO bonds	1,696	4,811	6,507	56,976
Total	$66,676	$(62,530)	$4,146	$(196,169)

Year Ended December 31, 2014
Advances	$4,645	$(5,633)	$(988)	$(149,951)
AFS securities	12,410	(12,742)	(332)	(97,981)
CO bonds	55,277	(66,225)	(10,948)	72,795
Total	$72,332	$(84,600)	$(12,268)	$(175,137)

(1)
Includes the effect of derivatives in fair-value hedging relationships on net interest income that is recorded in the interest income/expense line item of the respective hedged items. Excludes the interest income/expense of the respective hedged items, which fully offsets the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships are reported in other income (loss). These amounts do not include the effect of amortization/accretion related to fair value hedging activities.

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

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with collateral delivery thresholds on most of our uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement and held by the member institution for our benefit.

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2016 was $20,699, for which we have posted collateral, including accrued interest, with an estimated fair value of $585 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $823 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $3,290 of collateral (at estimated fair value) to our uncleared derivative counterparties at December 31, 2016.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Cleared Derivatives. For cleared derivatives, the clearinghouse is our counterparty and, therefore, our credit risk exposure is with a central counterparty rather than individual counterparties. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The additional requirement that we post initial and variation margin through the clearing agent for the benefit of the clearinghouse exposes us to institutional credit risk in the event that the clearing agent or clearinghouse fails to meet its obligations.

The clearinghouse determines margin requirements, into which credit ratings are not generally factored. However, clearing agents may require additional margin to be posted based on credit considerations, including but not limited to credit rating downgrades. At December 31, 2016, we were not required by our clearing agents to post additional margin.

Note 12 - Deposits

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The WAIR paid on interest-bearing deposits were 0.12% during the year ended December 31, 2016, and 0.01% during each of the years ended December 31, 2015 and 2014.

The following table presents interest-bearing and non-interest-bearing deposits.

Type	December 31, 2016	December 31, 2015
Interest-bearing:
Demand and overnight	$494,880	$526,898
Time	50	—
Other	25	7
Total interest-bearing	494,955	526,905
Non-interest-bearing:
Other (1)	29,118	29,859
Total non-interest-bearing	29,118	29,859
Total deposits	$524,073	$556,764

(1)	Includes pass-through deposit reserves from members.

Note 13 - Consolidated Obligations

Consolidated obligations consist of CO bonds and discount notes. CO bonds may be issued to raise short, intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are issued primarily to raise short-term funds and have original maturities of up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

The FHLBanks issue consolidated obligations through the Office of Finance as our agent under the oversight of the Finance Agency and the United States Secretary of the Treasury. In connection with each debt issuance, each FHLBank specifies the amount of debt to be issued on its behalf. Each FHLBank records as a liability the specific portion of consolidated obligations issued on its behalf and for which it is the primary obligor.

In addition to being the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf); we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at December 31, 2016 and 2015 totaled $989.3 billion and $905.2 billion, respectively. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of that FHLBank. Although an FHLBank has never paid the principal or interest payments due on a consolidated obligation on behalf of another FHLBank, if that event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement for any payments made on behalf of another FHLBank and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that such other FHLBank is unable to satisfy its repayment obligations to the paying FHLBank, then the Finance Agency may allocate the outstanding liability of such other FHLBank among the remaining FHLBanks on a pro-rata basis in proportion to their participation in all outstanding consolidated obligations, or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. We do not believe that it is probable that we will be asked or required to make principal or interest payments on behalf of another FHLBank.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2016	December 31, 2015
Book value (1)	$16,801,763	$19,251,376
Par value	$16,819,659	$19,267,423

Weighted-average effective interest rate	0.51%	0.31%

(1)	Amounts include impact of change in accounting principle. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance for additional information.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$16,234,460	0.85	$14,492,585	0.48
Due after 1 year through 2 years	6,122,190	0.96	3,909,310	1.16
Due after 2 years through 3 years	2,718,945	1.65	1,468,570	1.56
Due after 3 years through 4 years	1,684,530	3.17	1,034,375	2.56
Due after 4 years through 5 years	1,040,000	2.17	1,683,800	3.18
Thereafter	5,708,000	2.92	5,278,000	3.21
Total CO bonds, par value	33,508,125	1.44	27,866,640	1.39
Unamortized premiums	27,462		27,253
Unamortized discounts	(12,059)		(13,185)
Unamortized concessions and issuance costs (1)	(13,705)		(11,113)
Fair-value hedging adjustments	(42,544)		(7,978)
Total CO bonds	$33,467,279		$27,861,617

(1)	Amounts include impact of change in accounting principle. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance for additional information.

Consolidated obligations are issued with either fixed-rate or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, such as LIBOR. To meet the specific needs of certain investors in CO bonds, both fixed-rate and variable-rate CO bonds may contain features that result in complex coupon payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

CO bonds may also be callable. Such bonds may be redeemed in whole or in part, at our discretion, on predetermined call dates according to the terms of the offerings.

The following tables present our participation in CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	December 31, 2016	December 31, 2015
Non-callable / non-putable	$25,627,125	$21,550,640
Callable	7,881,000	6,316,000
Total CO bonds, par value	$33,508,125	$27,866,640

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$23,825,460	$20,690,585
Due after 1 year through 2 years	4,675,190	3,209,310
Due after 2 years through 3 years	2,240,945	919,570
Due after 3 years through 4 years	1,257,530	697,375
Due after 4 years through 5 years	474,000	1,219,800
Thereafter	1,035,000	1,130,000
Total CO bonds, par value	$33,508,125	$27,866,640

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Interest-Rate Payment Types. CO bonds, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following features:

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

•	Conversion CO bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

The following table presents CO bonds by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2016	December 31, 2015
Fixed-rate	$18,928,125	$22,121,640
Step-up	655,000	120,000
Simple variable-rate	13,905,000	5,485,000
Ratchet	20,000	70,000
Conversion	—	70,000
Total CO bonds, par value	$33,508,125	$27,866,640

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

We had no outstanding principal in AHP-related advances at December 31, 2016 or 2015. The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2016	2015	2014
Balance at beginning of year	$31,103	$36,899	$42,778
Assessment (expense)	13,291	13,499	13,066
Subsidy usage, net (1)	(17,796)	(19,295)	(18,945)
Balance at end of year	$26,598	$31,103	$36,899

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

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

Stock Redemption and Repurchase. In accordance with the Bank Act, our Class B stock is considered putable by the member. Members can redeem Class B stock, subject to certain restrictions, by giving five years' written notice. Any member that withdraws from membership may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that was held as a condition of membership, as set forth in our capital plan, unless the member has canceled or revoked its notice of withdrawal prior to the end of the five-year redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

We may repurchase, at our sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on our obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its Class B stock repurchased or redeemed will depend, in part, on whether we are in compliance with those restrictions.

Consistent with our capital plan, we are not required to redeem activity-based stock until the the expiration of the notice of redemption, or until the activity to which the capital stock relates no longer remains outstanding, whichever is later. If activity-based stock becomes excess stock (i.e., the amount of stock held by a member or former member in excess of our stock ownership requirement for that institution) as a result of an activity no longer remaining outstanding, we may redeem the excess stock at our discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the five-year redemption period. However, our capital plan provides that we will charge a cancellation fee to a member that cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

At December 31, 2016 and 2015, certain members had requested redemptions of their Class B stock, but the related stock was not considered mandatorily redeemable and reclassified to MRCS because the requesting member may revoke its request, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to merger, acquisition or charter termination, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their membership terminated no later than February 19, 2017. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed. As a result, effective with the Final Membership Rule, we reclassified their total outstanding Class B stock of $25,585 to MRCS.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their membership terminated no later than February 19, 2021. Upon termination, all of their outstanding Class B stock shall be repurchased or redeemed after a five-year redemption period. As a result, effective with the Final Membership Rule, we reclassified their total outstanding Class B stock of $153,313 to MRCS.

The following table presents the activity related to MRCS.

MRCS Activity	2016	2015	2014
Liability at beginning of year	$14,063	$15,673	$16,787
Reclassifications from capital stock	183,056	—	47
Redemptions/repurchases	(28,148)	(1,610)	(1,161)
Accrued distributions	1,072	—	—
Liability at end of year	$170,043	$14,063	$15,673

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of the end of the five-year redemption period or year one if the stock represents the activity-based stock purchase requirement of a non-member.

Contractual Year of Redemption	December 31, 2016	December 31, 2015
Year 1(1)	$8,630	$8,996
Year 2	5,054	—
Year 3	13	5,054
Year 4	—	13
Year 5	4,158	—
Thereafter (2)	152,188	—
Total MRCS	$170,043	$14,063

(1)
Balances at December 31, 2016 and 2015 include $5,609 and $2,479, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding. Balances at December 31, 2016 and 2015 also include $3,021 and $0, respectively, of Class B stock held by certain captive insurance companies which shall be repurchased or redeemed no later than February 19, 2017 in accordance with the Final Membership Rule.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies following their termination of membership no later than February 19, 2021, in accordance with the Final Membership Rule.

When a member's membership status changes to a non-member, the member's capital stock is reclassified to MRCS. If such change occurs during a quarterly period, but not at the beginning or the end of a quarterly period, any dividends for that quarterly period are allocated between distributions from retained earnings for the shares held as capital stock during that period and interest expense for the shares held as MRCS during that period. Therefore, the distributions from retained earnings represent dividends to former members for only the portion of the period that they were members. The amounts recorded to interest expense represent dividends to former members for the portion of that period and subsequent periods that they were not members.

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2016	2015	2014
Recorded as interest expense	$6,613	$522	$997
Recorded as distributions from retained earnings	1,072	—	—
Total	$7,685	$522	$997

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations:

(i)
Risk-based capital. We must maintain at all times permanent capital, defined as Class B stock (including MRCS) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with Finance Agency regulations. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.

(ii)
Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least 4%. Total regulatory capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. For regulatory capital purposes, AOCI is not considered capital.

(iii)
Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$760,946	$2,549,871	$505,364	$2,376,982

Regulatory permanent capital-to-asset ratio	4.00%	4.73%	4.00%	4.70%
Regulatory permanent capital	$2,156,296	$2,549,871	$2,024,805	$2,376,982

Leverage ratio	5.00%	7.10%	5.00%	7.04%
Leverage capital	$2,695,370	$3,824,806	$2,531,007	$3,565,473

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2013	$317	$25,936	$(241)	$(4,292)	$21,720

OCI before reclassifications:
Net change in unrealized gains (losses)	15,761	12,129	—	—	27,890
Net change in fair value	—	(163)	—	—	(163)
Accretion of non-credit losses	—	—	66	—	66
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	270	—	—	270
Pension benefits, net	—	—	—	(3,123)	(3,123)
Total other comprehensive income (loss)	15,761	12,236	66	(3,123)	24,940

Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660

OCI before reclassifications:
Net change in unrealized gains (losses)	(15,981)	(7,766)	—	—	(23,747)
Net change in fair value	—	(238)	—	—	(238)
Accretion of non-credit losses	—	—	43	—	43
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	61	—	—	61
Pension benefits, net	—	—	—	99	99
Total other comprehensive income (loss)	(15,981)	(7,943)	43	99	(23,782)

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

OCI before reclassifications:
Net change in unrealized gains (losses)	39,371	(3,332)	—	—	36,039
Net change in fair value	—	(156)	—	—	(156)
Accretion of non-credit losses	—	—	29	—	29
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	197	—	—	197
Pension benefits, net	—	—	—	(2,619)	(2,619)
Total other comprehensive income (loss)	39,371	(3,291)	29	(2,619)	33,490

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 17 - Employee and Director Retirement and Deferred Compensation Plans

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

Under the DB plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits to employees of that employer only. Also, in the event that a participating employer is unable to meet its contribution or funding requirements, the required contributions for the other participating employers (including us) could increase proportionately.

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

The DB plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2016 and 2015 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB plan is for the plan year ended June 30, 2015. Our contributions to the DB plan for the fiscal years ended December 31, 2016 and 2015 were not more than 5% of the total contributions to the DB plan for the plan years ended June 30, 2015 and 2014, respectively. Our contributions to the DB plan for the fiscal year ended December 31, 2014 were more than 5% of the total contributions to the DB plan for the plan year ended June 30, 2013.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB plan's funded status.

DB Plan Net Pension Cost and Funded Status	2016		2015		2014
Net pension cost charged to compensation and benefits expense for the year ended December 31	$5,772		$5,412		$7,000

DB plan funded status as July 1	104%	(a)	107%	(b)	111%
Our funded status as of July 1	113%		118%		113%

(a)
The DB plan's funded status as of July 1, 2016 is preliminary and may increase because the participating employers were permitted to make designated contributions for the plan year ended June 30, 2016 through March 15, 2017. Any such contributions will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year ended June 30, 2017 is filed (no later than April 2018).

(b)	The DB plan's final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year ended June 30, 2016 is filed (no later than April 2017).

Qualified Defined Contribution Plan. We participate in a tax-qualified, defined contribution plan for financial institutions administered by Pentegra Retirement Services. This DC plan covers our officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,488, $1,344, and $1,265 in the years ended December 31, 2016, 2015, and 2014, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in a single-employer, non-qualified, unfunded supplemental executive retirement plan for financial institutions administered by Pentegra Retirement Services. This SERP restores all of the defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made. However, we may elect to make contributions to a related grantor trust that was established to indirectly fund the SERP in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2016	2015	2014
Projected benefit obligation at beginning of year	$15,099	$14,074	$9,904
Service cost	808	839	625
Interest cost	735	665	526
Actuarial loss	4,055	1,485	3,720
Benefits paid	(675)	(1,964)	(701)
Projected benefit obligation at end of year	$20,022	$15,099	$14,074

The measurement date used to determine the current year's benefit obligation was December 31, 2016. The following table presents key assumptions used for the actuarial calculations to determine the benefit obligation for our SERP.

	December 31, 2016	December 31, 2015
Discount rate	4.00%	4.20%
Compensation increases	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $13,744 and $10,677 as of December 31, 2016 and 2015, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the grantor trust, included as a component of other assets, had a total fair value of $17,536 and $15,410 at December 31, 2016 and 2015, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents components of the net periodic benefit cost and the amounts recognized in OCI for our SERP.

	Years Ended December 31,
	2016	2015	2014
Net periodic benefit cost:
Service cost	$808	$839	$625
Interest cost	735	665	526
Amortization of prior service benefit	—	(11)	(11)
Amortization of net actuarial loss	1,436	1,595	608
Net periodic benefit cost recognized in compensation and benefits	2,979	3,088	1,748

Amounts recognized in OCI:
Actuarial loss	4,055	1,485	3,720
Amortization of net actuarial loss	(1,436)	(1,595)	(608)
Amortization of prior service benefit	—	11	11
Net loss (income) recognized in OCI	2,619	(99)	3,123

Total recognized in compensation and benefits and in OCI	$5,598	$2,989	$4,871

The following table presents key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2016	2015	2014
Discount rate	4.20%	3.90%	4.85%
Compensation increases	5.50%	5.50%	5.50%

The following table presents pension benefits reported in AOCI related to the SERP.

	December 31, 2016	December 31, 2015
Net actuarial loss	$(9,935)	$(7,316)
Net pension benefits reported in AOCI	$(9,935)	$(7,316)

The following table presents the amounts that will be amortized from AOCI into net periodic benefit cost during the year ended December 31, 2017.

Year Ended December 31, 2017
Net actuarial loss	$1,316
Net amount to be amortized	$1,316

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2017 is projected to be approximately $3,046.

The following table presents the estimated future benefit payments.

For the Years Ending December 31,
2017	$471
2018	569
2019	675
2020	691
2021	771
2022 - 2026	6,031

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Executive Thrift Plan. Effective January 1, 2016, we offer the SETP, a voluntary, non-qualified, unfunded deferred compensation plan that permits certain officers and approved employees of the Bank to elect to defer certain components of their compensation. The SETP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. The SETP provides that, subject to certain limitations, the Bank will make matching contributions to the participant's deferred contribution account each plan year. For the year ended December 31, 2016, we contributed $47 to the SETP and our obligation at December 31, 2016 was $248.

Directors' Deferred Compensation Plan. Effective January 1, 2016, we offer the DDCP, a voluntary, non-qualified, unfunded deferred compensation plan that permits our directors to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may participate in the DDCP. We make no matching contributions under the DDCP. Our obligation under the DDCP at December 31, 2016 was $333.

The following table presents the compensation earned and deferred by our directors under the DDCP:

Year Ended December 31, 2016
Compensation earned	$1,620
Compensation deferred	319

Note 18 - Segment Information

We have identified two operating segments:

•
Traditional, which consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities, and HTM securities), and correspondent services and deposits; and

•
Mortgage Loans, which consists of mortgage loans purchased from our members through our MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans that were originated by certain of its PFIs under the MPF Program.

These segments reflect our two primary mission asset activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways we provide services to members.

Traditional net income is derived primarily from interest income on advances, investments and the borrowing costs related to those assets, net interest settlements related to interest rate swaps, and related premium and discount amortization. Traditional also includes the costs related to holding deposits for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with mortgage loans. Mortgage loan net income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing costs related to those loans.

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to the traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances and investments as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct compensation, benefits and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program, and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP have been allocated to each segment based upon each segment's proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

Year Ended December 31, 2016	Traditional	Mortgage Loans	Total
Net interest income	$144,695	$53,498	$198,193
Provision for (reversal of) credit losses	—	(45)	(45)
Other income (loss)	6,674	(1,016)	5,658
Other expenses	65,746	11,853	77,599
Income before assessments	85,623	40,674	126,297
Affordable Housing Program assessments	9,224	4,067	13,291
Net income	$76,399	$36,607	$113,006

Year Ended December 31, 2015
Net interest income	$128,175	$67,250	$195,425
Provision for (reversal of) credit losses	—	(456)	(456)
Other income (loss)	13,272	(2,791)	10,481
Other expenses	62,211	9,683	71,894
Income before assessments	79,236	55,232	134,468
Affordable Housing Program assessments	7,976	5,523	13,499
Net income	$71,260	$49,709	$120,969

Year Ended December 31, 2014
Net interest income	$119,832	$64,148	$183,980
Provision for (reversal of) credit losses	—	(1,233)	(1,233)
Other income (loss)	15,685	(2,992)	12,693
Other expenses	59,542	8,702	68,244
Income before assessments	75,975	53,687	129,662
Affordable Housing Program assessments	7,697	5,369	13,066
Net income	$68,278	$48,318	$116,596

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
December 31, 2016	$44,406,003	$9,501,397	$53,907,400
December 31, 2015	42,462,314	8,145,790	50,608,104

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

Fair Value Hierarchy. GAAP establishes a fair value hierarchy and requires us to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of the market observability of the estimated fair value measurement for the asset or liability.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the years ended December 31, 2016, 2015, or 2014.

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

	December 31, 2016
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$546,612	$546,612	$546,612	$—	$—	$—
Interest-bearing deposits	150,225	150,225	150,072	153	—	—
Securities purchased under agreements to resell	1,781,309	1,781,309	—	1,781,309	—	—
Federal funds sold	1,650,000	1,650,000	—	1,650,000	—	—
AFS securities	6,059,835	6,059,835	—	5,790,716	269,119	—
HTM securities	5,819,573	5,848,692	—	5,791,111	57,581	—
Advances	28,095,953	28,059,477	—	28,059,477	—	—
Mortgage loans held for portfolio, net	9,501,397	9,587,394	—	9,567,140	20,254	—
Accrued interest receivable	93,716	93,716	—	93,716	—	—
Derivative assets, net	134,848	134,848	—	233,101	—	(98,253)
Grantor trust assets (included in other assets)	18,117	18,117	18,117	—	—	—

Liabilities:
Deposits	524,073	524,073	—	524,073	—	—
Consolidated Obligations:
Discount notes	16,801,763	16,819,659	—	16,819,659	—	—
Bonds	33,467,279	33,614,346	—	33,614,346	—	—
Accrued interest payable	98,411	98,411	—	98,411	—	—
Derivative liabilities, net	25,225	25,225	—	103,107	—	(77,882)
MRCS	170,043	170,043	170,043	—	—	—

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

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring fair value measurements for those securities were classified as level 3 within the fair value hierarchy as of December 31, 2016 and 2015.

AFS and HTM Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trader screen, thus falling under the market approach.

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

•	Spread adjustment to the LIBOR swap curve. The spreads are calculated for various structures of advances using current internal advance pricing indications; or

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

The estimated fair value for certain single-family nonperforming loans represents an estimate of the prices we would receive if we were to sell these loans in the nonperforming whole-loan market. These nonperforming loans are 90 days or greater delinquent. We use pricing indications provided by a third-party vendor that transacts whole loan sales within this market segment as an estimate of fair value for these loans. These nonperforming loans are classified as Level 3 in the fair value hierarchy.

We record non-recurring fair value adjustments to reflect partial charge-offs on impaired mortgage loans. We estimate the fair value of these assets using a current property value obtained from a third-party model.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

We determine the estimated fair value of CO bonds by using prices received from up to three designated third-party pricing vendors. These pricing vendors use various proprietary models. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates the resolution of potentially erroneous prices identified by us.

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices. As of December 31, 2016, three prices were received for substantially all of our CO bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

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

					Netting
December 31, 2016	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,714,634	$—	$4,714,634	$—	$—
GSE MBS	1,076,082	—	1,076,082	—	—
Private-label RMBS	269,119	—	—	269,119	—
Total AFS securities	6,059,835	—	5,790,716	269,119	—
Derivative assets:
Interest-rate related	134,206	—	232,459	—	(98,253)
Interest-rate forwards	339	—	339	—	—
MDCs	303	—	303	—	—
Total derivative assets, net	134,848	—	233,101	—	(98,253)
Grantor trust assets (included in other assets)	18,117	18,117	—	—	—
Total assets at recurring estimated fair value	$6,212,800	$18,117	$6,023,817	$269,119	$(98,253)

Derivative liabilities:
Interest-rate related	$24,402	$—	$102,284	$—	$(77,882)
Interest-rate forwards	352	—	352	—	—
MDCs	471	—	471	—	—
Total derivative liabilities, net	25,225	—	103,107	—	(77,882)
Total liabilities at recurring estimated fair value	$25,225	$—	$103,107	$—	$(77,882)

Mortgage loans held for portfolio (2)	$3,492	$—	$—	$3,492	$—
Total assets at non-recurring estimated fair value	$3,492	$—	$—	$3,492	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2015	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$3,480,542	$—	$3,480,542	$—	$—
GSE MBS	269,421	—	269,421	—	—
Private-label RMBS	319,186	—	—	319,186	—
Total AFS securities	4,069,149	—	3,749,963	319,186	—
Derivative assets:
Interest-rate related	49,714	—	32,662	—	17,052
Interest-rate forwards	51	—	51	—	—
MDCs	102	—	102	—	—
Total derivative assets, net	49,867	—	32,815	—	17,052
Grantor trust assets (included in other assets)	15,410	15,410	—	—	—
Total assets at recurring estimated fair value	$4,134,426	$15,410	$3,782,778	$319,186	$17,052

Derivative liabilities:
Interest-rate related	$80,450	$—	$208,889	$—	$(128,439)
Interest-rate forwards	82	—	82	—	—
MDCs	82	—	82	—	—
Total derivative liabilities, net	80,614	—	209,053	—	(128,439)
Total liabilities at recurring estimated fair value	$80,614	$—	$209,053	$—	$(128,439)

Mortgage loans held for portfolio (3)	$4,449	$—	$—	$4,449	$—
Total assets at non-recurring estimated fair value	$4,449	$—	$—	$4,449	$—

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty.

(2) Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2016.
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

Level 3 Rollforward - AFS private-label RMBS	2016	2015	2014
Balance, beginning of year	$319,186	$401,050	$469,685
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	9,348	8,708	2,748
Net losses on changes in fair value in other income (loss)	(197)	(61)	(270)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(156)	(238)	(163)
Unrealized gains (losses) in OCI	(3,332)	(7,766)	12,129
Reclassification of non-credit portion in OCI to other income (loss)	197	61	270
Purchases, issuances, sales and settlements:
Settlements	(55,927)	(82,568)	(83,349)
Balance, end of year	$269,119	$319,186	$401,050

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$8,291	$8,647	$2,478

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 20 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2016
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$63,400	$191,827	$255,227
Unused lines of credit (1)	1,035,880	—	1,035,880
Commitments to fund additional advances (2)	76,500	—	76,500
Commitments to fund or purchase mortgage loans, net (3)	99,002	—	99,002
Unsettled CO bonds, at par	815,000	—	815,000
Unsettled discount notes, at par	250,000	—	250,000
(1) Maximum line of credit amount per member is $50,000.
(2) Generally for periods up to six months.
(3) Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $4,446 at December 31, 2016.

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

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to fund or purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as derivative assets or derivative liabilities at their estimated fair value and are reported net of participating interests sold to other FHLBanks.

Pledged Collateral. At December 31, 2016 and 2015, we had pledged cash collateral, at par, of $35,421 and $146,280, respectively, to counterparties and clearing agents. At December 31, 2016 and 2015, we had not pledged any securities as collateral.

Lease Commitments. We recorded net rental and related costs of $212, $185, and $160 for the years ended December 31, 2016, 2015, and 2014, respectively, to other operating expenses. Total future minimum lease payments were $645 at December 31, 2016.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. These payments totaled $60, $4,732, and $13,950 net of legal fees and litigation expenses, for the years ended December 31, 2016, 2015, and 2014, respectively, and were recorded in other income. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded.

Additional discussion of other commitments and contingencies is provided in Note 7 - Advances; Note 8 - Mortgage Loans Held for Portfolio; Note 11 - Derivatives and Hedging Activities; Note 13 - Consolidated Obligations; Note 15 - Capital; and Note 19 - Estimated Fair Values.

Note 21 - Related Party and Other Transactions

Transactions with Related Parties. We are a cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. Former members (including certain non-members) are required to maintain their investment in our capital stock until their outstanding business transactions with us have matured or are paid off and their capital stock is redeemed in accordance with our capital plan and regulatory requirements. See Note 15 - Capital for more information.

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Under the Bank Act and Finance Agency regulations, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31 of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Due to these statutory limits on members' voting rights and the number of members in our Bank, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2016. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

Under GAAP, transactions with related parties also include transactions with management. Management is defined as persons who are responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions by which those objectives are to be pursued. For this purpose, management typically includes those who serve on our board of directors. The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may also serve as directors of the Bank, i.e., directors' financial institutions. However, Finance Agency regulations require that transactions with directors' financial institutions be made on the same terms as those with any other member. Therefore, all of our transactions with directors' financial institutions are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members.

The following table presents the aggregate outstanding balances with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances
Date	Par value	% of Total	Par value	% of Total
December 31, 2016	$50,810	3%	$627,105	2%
December 31, 2015	34,457	2%	374,122	1%

The par values at December 31, 2016 include outstanding capital stock and advances to members that became directors' financial institutions during the year ended December 31, 2016 through a merger, the director's election to our board of directors effective January 1, 2016, and a change in a director's affiliation.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2016	2015	2014
Net capital stock issuances (redemptions and repurchases)	$1,516	$(12,588)	$(11,333)
Net advances (repayments)	11,274	112,976	(4,748)
Mortgage loan purchases	39,083	39,590	36,893

Transactions with Members and Former Members. Substantially all advances are made to members, and all whole mortgage loans held for portfolio are purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to advances or mortgage loan purchases. Such transactions with members are entered into in the ordinary course of business. In addition, we may purchase investments in federal funds sold, securities purchased under agreements to resell, certificates of deposit, and MBS from members or their affiliates. All purchases are transacted at market prices without preference to the status of the counterparty or the issuer of the security as a member, nonmember, or affiliate thereof.

Under our AHP, we provide subsidies to members, which may be in the form of direct grants or below-market interest rate advances. All AHP subsidies are made in the ordinary course of business. Under our CIP and additional CICA programs, we provide subsidies in the form of below-market interest rate advances to members or standby letters of credit to members for community lending and economic development projects. All CICA subsidies are made in the ordinary course of business.

Transactions with Other FHLBanks. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. The following tables present the loans to and borrowings from other FHLBanks.

	Years Ended December 31,
Loans to other FHLBanks	2016	2015	2014
Disbursements	$(300,000)	$—	$—
Principal repayments	300,000	—	—

Borrowings from other FHLBanks
Proceeds from borrowings	$—	$—	$22,000
Principal repayments	—	—	(22,000)

There were no loans to or borrowings from other FHLBanks outstanding at December 31, 2016 or 2015.

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in the Statements of Income.

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
CICA: Community Investment Cash Advances
CIP: Community Investment Program
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
DB plan: Pentegra Defined Benefit Pension Plan for Financial Institutions
DC plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions
DDCP: Directors' Deferred Compensation Plan
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
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and a similar frozen plan
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan
SMI: Supplemental Mortgage Insurance
TBA: To Be Announced
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UCC: Uniform Commercial Code
UPB: Unpaid Principal Balance
VA: Department of Veterans Affairs
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate