Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Indianapolis
filed 2017-05-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2017
Class B Stock, par value $100	18,185,294

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
CEO: Chief Executive Officer
CFI: Community Financial Institution
CFPB: Consumer Financial Protection Bureau
CFTC: United States Commodity Futures Trading Commission
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CME: CME Clearing
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

KESA: Key Employee Severance Agreement between our Bank and an NEO
LCH: LCH.Clearnet LLC
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

•	ability to access the capital markets and raise capital market funding on acceptable terms;

•	changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;

•	changes in the level of government guarantees provided to other United States and international financial institutions;

•	competition from other entities borrowing funds in the capital markets;

•	dealer commitment to supporting the issuance of our consolidated obligations;

•	ability of one or more of the FHLBanks to repay its portion of the consolidated obligations, or otherwise meet its financial obligations;

•	ability to attract and retain skilled personnel;

•	ability to develop, implement and support technology and information systems sufficient to manage our business effectively;

•	nonperformance of counterparties to uncleared and cleared derivative transactions;

•	changes in terms of derivative agreements and similar agreements;

•	loss arising from natural disasters, acts of war or acts of terrorism;

•	changes in or differing interpretations of accounting guidance; and

•	other risk factors identified in our filings with the SEC.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$117,422	$546,612
Interest-bearing deposits	215,602	150,225
Securities purchased under agreements to resell	2,300,000	1,781,309
Federal funds sold	1,780,000	1,650,000
Available-for-sale securities (Notes 3 and 5)	6,915,452	6,059,835
Held-to-maturity securities (estimated fair values of $5,758,150 and $5,848,692, respectively) (Notes 4 and 5)	5,730,228	5,819,573
Advances (Note 6)	29,670,770	28,095,953
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(850), respectively (Notes 7 and 8)	9,632,820	9,501,397
Accrued interest receivable	97,076	93,716
Premises, software, and equipment, net	37,323	37,638
Derivative assets, net (Note 9)	136,879	134,848
Other assets	35,359	36,294

Total assets	$56,668,931	$53,907,400

Liabilities:
Deposits	$525,426	$524,073
Consolidated obligations (Note 10):
Discount notes	18,399,575	16,801,763
Bonds	34,469,799	33,467,279
Total consolidated obligations, net	52,869,374	50,269,042
Accrued interest payable	102,106	98,411
Affordable Housing Program payable (Note 11)	27,203	26,598
Derivative liabilities, net (Note 9)	5,489	25,225
Mandatorily redeemable capital stock (Note 12)	166,930	170,043
Other liabilities	434,962	357,812
Total liabilities	54,131,490	51,471,204

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 15,524,573 and 14,897,390, respectively	1,552,457	1,489,739
Class B-2 issued and outstanding shares: 16,266 and 28,416, respectively	1,627	2,842
Total capital stock	1,554,084	1,492,581
Retained earnings:
Unrestricted	744,718	734,982
Restricted	158,590	152,265
Total retained earnings	903,308	887,247
Total accumulated other comprehensive income (Note 13)	80,049	56,368
Total capital	2,537,441	2,436,196

Total liabilities and capital	$56,668,931	$53,907,400

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Interest Income:
Advances	$74,281	$48,510
Prepayment fees on advances, net	18	168
Interest-bearing deposits	335	164
Securities purchased under agreements to resell	818	1,587
Federal funds sold	7,697	2,197
Available-for-sale securities	24,382	13,857
Held-to-maturity securities	25,463	26,276
Mortgage loans held for portfolio	75,976	69,412
Other interest income, net	585	285
Total interest income	209,555	162,456

Interest Expense:
Consolidated obligation discount notes	25,496	15,932
Consolidated obligation bonds	122,551	96,081
Deposits	752	75
Mandatorily redeemable capital stock	1,753	997
Total interest expense	150,552	113,085

Net interest income	59,003	49,371
Provision for credit losses	151	25

Net interest income after provision for credit losses	58,852	49,346

Other Income (Loss):
Total other-than-temporary impairment losses	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(82)	—
Net other-than-temporary impairment losses, credit portion	(82)	—
Net gains (losses) on derivatives and hedging activities	(4,375)	(2,097)
Service fees	218	363
Standby letters of credit fees	188	184
Other, net	386	348
Total other income (loss)	(3,665)	(1,202)

Other Expenses:
Compensation and benefits	11,764	10,828
Other operating expenses	5,711	5,311
Federal Housing Finance Agency	826	789
Office of Finance	1,309	955
Other	243	264
Total other expenses	19,853	18,147

Income before assessments	35,334	29,997

Affordable Housing Program assessments	3,709	3,100

Net income	$31,625	$26,897

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$31,625	$26,897

Other Comprehensive Income (Loss):

Net change in unrealized gains (losses) on available-for-sale securities	22,756	(213)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	82	—
Net change in fair value not in excess of cumulative non-credit losses	(83)	24
Unrealized gains (losses)	592	(5,791)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	591	(5,767)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Accretion of non-credit portion	6	8
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	6	8

Pension benefits, net	328	242

Total other comprehensive income (loss)	23,681	(5,730)

Total comprehensive income	$55,306	$21,167

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2016 and 2017
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			21,517	5,380	26,897	(5,730)	21,167

Proceeds from issuance of capital stock	263	26,264					26,264
Shares reclassified to mandatorily redeemable capital stock, net	(1,789)	(178,898)					(178,898)

Distributions on mandatorily redeemable capital stock			(1,038)	—	(1,038)		(1,038)
Cash dividends on capital stock (4.25% annualized)			(15,798)	—	(15,798)		(15,798)

Balance, March 31, 2016	13,752	$1,375,172	$710,130	$135,044	$845,174	$17,148	$2,237,494

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			25,300	6,325	31,625	23,681	55,306

Proceeds from issuance of capital stock	615	61,503					61,503

Cash dividends on capital stock (4.25% annualized)			(15,564)	—	(15,564)		(15,564)

Balance, March 31, 2017	15,541	$1,554,084	$744,718	$158,590	$903,308	$80,049	$2,537,441

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$31,625	$26,897
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	23,407	8,487
Prepayment fees on advances, net of related swap termination fees	—	160
Changes in net derivative and hedging activities	5,136	14,499
Net other-than-temporary impairment losses, credit portion	82	—
Provision for credit losses	151	25
Changes in:
Accrued interest receivable	(3,373)	(6,448)
Other assets	(80)	(41)
Accrued interest payable	3,717	4,590
Other liabilities	(4,462)	4,008
Total adjustments, net	24,578	25,280

Net cash provided by operating activities	56,203	52,177

Investing Activities:
Net change in:
Interest-bearing deposits	(54,925)	(138,600)
Securities purchased under agreements to resell	(518,691)	(200,000)
Federal funds sold	(130,000)	(3,090,000)
Available-for-sale securities:
Proceeds from maturities	213,828	15,797
Purchases	(975,896)	(1,200,000)
Held-to-maturity securities:
Proceeds from maturities	245,375	378,989
Purchases	(156,272)	(561,376)
Advances:
Principal repayments	47,667,609	35,173,986
Disbursements to members	(49,261,521)	(33,616,985)
Mortgage loans held for portfolio:
Principal collections	281,627	292,075
Purchases from members	(436,317)	(449,770)
Purchases of premises, software, and equipment	(1,180)	(1,185)

Net cash used in investing activities	(3,126,363)	(3,397,069)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Financing Activities:
Changes in deposits	3,603	(15,577)
Net payments on derivative contracts with financing elements	(7,267)	(9,397)
Net proceeds from issuance of consolidated obligations:
Discount notes	49,173,379	45,481,808
Bonds	6,935,723	10,370,069
Payments for matured and retired consolidated obligations:
Discount notes	(47,578,774)	(49,682,290)
Bonds	(5,928,520)	(6,287,110)
Proceeds from issuance of capital stock	61,503	26,264
Payments for redemption/repurchase of mandatorily redeemable capital stock	(3,113)	(1,451)
Dividend payments on capital stock	(15,564)	(15,798)

Net cash provided by (used in) financing activities	2,640,970	(133,482)

Net decrease in cash and due from banks	(429,190)	(3,478,374)

Cash and due from banks at beginning of period	546,612	4,931,602

Cash and due from banks at end of period	$117,422	$1,453,228

Supplemental Disclosures:
Interest payments	$120,769	$85,522
Purchases of securities, traded but not yet settled	217,647	102,580
Affordable Housing Program payments	3,104	5,968
Capitalized interest on certain held-to-maturity securities	219	302
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	178,898

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with our audited financial statements and notes thereto, which are included in our 2016 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in our 2016 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2017, except for our policy on derivatives, which has been updated to reflect changes made to the CME rulebook.

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

We use two clearinghouses for all cleared derivative transactions, LCH and CME. Effective January 3, 2017, CME made certain amendments to its rulebook, including changing the legal characterization of variation margin payments to be daily settled contracts, rather than cash collateral. Variation margin payments related to LCH contracts continue to be characterized as cash collateral. Initial margin continues to be considered by both clearinghouses as cash collateral.

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

This amended guidance was effective for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance on January 1, 2017 had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Recently Issued Accounting Guidance.

Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities purchased at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. No change is required for securities purchased at a discount.

This guidance is effective beginning on January 1, 2019. Early adoption is permitted. The guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating this guidance; therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement, and allow only the service cost component to be eligible for capitalization.

This guidance is effective for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit. We are in the process of evaluating this guidance; therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2017	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$5,008,287	$—	$41,347	$(1,112)	$5,048,522
GSE MBS	1,587,270	—	23,284	(1,295)	1,609,259
Private-label RMBS	230,142	(264)	27,793	—	257,671
Total AFS securities	$6,825,699	$(264)	$92,424	$(2,407)	$6,915,452

December 31, 2016
GSE and TVA debentures	$4,693,211	$—	$25,624	$(4,201)	$4,714,634
GSE MBS	1,058,037	—	18,279	(234)	1,076,082
Private-label RMBS	242,181	(263)	27,201	—	269,119
Total AFS securities	$5,993,429	$(263)	$71,104	$(4,435)	$6,059,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$473,269	$(1,112)	$—	$—	$473,269	$(1,112)
GSE MBS	151,453	(1,295)	—	—	151,453	(1,295)
Private-label RMBS	—	—	2,768	(264)	2,768	(264)
Total impaired AFS securities	$624,722	$(2,407)	$2,768	$(264)	$627,490	$(2,671)

December 31, 2016
GSE and TVA debentures	$525,722	$(3,604)	$176,104	$(597)	$701,826	$(4,201)
GSE MBS	—	—	78,704	(234)	78,704	(234)
Private-label RMBS	—	—	3,002	(263)	3,002	(263)
Total impaired AFS securities	$525,722	$(3,604)	$257,810	$(1,094)	$783,532	$(4,698)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities by contractual maturity are presented below. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$765,657	$766,471	$972,508	$974,215
Due after 1 year through 5 years	2,185,175	2,209,961	1,841,488	1,855,517
Due after 5 years through 10 years	1,881,763	1,896,125	1,734,156	1,740,029
Due after 10 years	175,692	175,965	145,059	144,873
Total non-MBS	5,008,287	5,048,522	4,693,211	4,714,634
Total MBS	1,817,412	1,866,930	1,300,218	1,345,201
Total AFS securities	$6,825,699	$6,915,452	$5,993,429	$6,059,835

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2017. As of March 31, 2017, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
March 31, 2017	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,725,842	$—	$2,725,842	$3,787	$(12,932)	$2,716,697
GSE MBS	2,948,608	—	2,948,608	45,092	(7,038)	2,986,662
Private-label RMBS	47,110	—	47,110	190	(515)	46,785
Private-label ABS	8,765	(97)	8,668	39	(701)	8,006
Total HTM securities	$5,730,325	$(97)	$5,730,228	$49,108	$(21,186)	$5,758,150

December 31, 2016
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,678,437	$—	$2,678,437	$5,412	$(12,720)	$2,671,129
GSE MBS	3,082,343	—	3,082,343	46,480	(8,841)	3,119,982
Private-label RMBS	49,748	—	49,748	61	(533)	49,276
Private-label ABS	9,148	(103)	9,045	40	(780)	8,305
Total HTM securities	$5,819,676	$(103)	$5,819,573	$51,993	$(22,874)	$5,848,692

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$534,985	$(1,652)	$1,395,431	$(11,280)	$1,930,416	$(12,932)
GSE MBS	762,845	(6,254)	298,696	(784)	1,061,541	(7,038)
Private-label RMBS	12,980	(43)	19,520	(472)	32,500	(515)
Private-label ABS	—	—	8,006	(759)	8,006	(759)
Total impaired HTM securities	$1,310,810	$(7,949)	$1,721,653	$(13,295)	$3,032,463	$(21,244)

December 31, 2016
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$367,474	$(997)	$1,426,182	$(11,723)	$1,793,656	$(12,720)
GSE MBS	1,281,827	(7,915)	320,141	(926)	1,601,968	(8,841)
Private-label RMBS	18,166	(62)	15,770	(471)	33,936	(533)
Private-label ABS	—	—	8,304	(843)	8,304	(843)
Total impaired HTM securities	$1,667,467	$(8,974)	$1,770,397	$(13,963)	$3,437,864	$(22,937)

(1)
For private-label ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at March 31, 2017 and December 31, 2016 of $701 and $780, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $97 and $103, respectively, and gross unrecognized holding gains on previously OTTI securities of $39 and $40, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position.

Significant Inputs. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 5% to an increase of 10% over a twelve-month period. For the vast majority of housing markets, the changes range from 0% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the three months ended March 31, 2017 on the one security for which an OTTI was determined to have occurred, as well as the related current credit enhancement.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended March 31, 2017
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Prime - 2006	9%	14%	28%	0%

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery of amortized cost.

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value at the statement of condition date. We did not have any such change in intent or likelihood during the three months ended March 31, 2017.

For those remaining securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, on one security previously impaired, OTTI credit losses of $82 and $0 were recognized for the three months ended March 31, 2017 and 2016. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2017 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$14,094,490	1.04	$12,598,864	0.91
Due after 1 year through 2 years	2,490,071	1.81	2,752,629	1.74
Due after 2 years through 3 years	2,308,763	1.78	1,920,962	2.10
Due after 3 years through 4 years	2,280,800	1.56	2,605,198	1.38
Due after 4 years through 5 years	2,023,695	1.55	2,009,395	1.47
Thereafter	6,528,054	1.32	6,244,912	1.20
Total advances, par value	29,725,873	1.30	28,131,960	1.22
Fair-value hedging adjustments	(74,109)		(57,716)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	19,006		21,709
Total advances	$29,670,770		$28,095,953

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Due in 1 year or less	$21,266,590	$19,390,714	$14,194,990	$12,767,364
Due after 1 year through 2 years	2,337,471	2,502,629	2,505,071	2,757,629
Due after 2 years through 3 years	1,798,763	1,856,463	2,582,363	1,915,962
Due after 3 years through 4 years	1,378,500	1,548,998	2,599,800	2,605,198
Due after 4 years through 5 years	961,395	900,095	2,165,095	2,535,895
Thereafter	1,983,154	1,933,061	5,678,554	5,549,912
Total advances, par value	$29,725,873	$28,131,960	$29,725,873	$28,131,960

In accordance with the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 repaid all of their outstanding advances and had their memberships terminated by February 19, 2017.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their memberships terminated no later than February 19, 2021. Prior to termination, new advances to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets. The outstanding advances to these captive insurers mature on various dates through 2025.

Credit Risk Exposure and Security Terms. At March 31, 2017 and December 31, 2016, our top five borrowers held 45% and 43%, respectively, of total advances outstanding, at par. We held sufficient collateral to secure the advances to these borrowers.

See Note 8 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type, and product.

Term	March 31, 2017	December 31, 2016
Fixed-rate long-term mortgages	$8,231,608	$8,086,412
Fixed-rate medium-term (1) mortgages	1,192,369	1,206,978
Total mortgage loans held for portfolio, UPB	9,423,977	9,293,390
Unamortized premiums	211,725	210,116
Unamortized discounts	(2,650)	(2,383)
Fair-value hedging adjustments	618	1,124
Allowance for loan losses	(850)	(850)
Total mortgage loans held for portfolio, net	$9,632,820	$9,501,397

(1)	Defined as a term of 15 years or less at origination.

Type	March 31, 2017	December 31, 2016
Conventional	$8,946,252	$8,796,407
Government-guaranteed or -insured	477,725	496,983
Total mortgage loans held for portfolio, UPB	$9,423,977	$9,293,390

Product	March 31, 2017	December 31, 2016
MPP	$9,075,506	$8,930,194
MPF Program	348,471	363,196
Total mortgage loans held for portfolio, UPB	$9,423,977	$9,293,390

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on mortgage loans and allowance methodology for loan losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2016 Form 10-K.

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA.

	Three Months Ended March 31,
LRA Activity	2017	2016
Balance of LRA, beginning of period	$126,544	$91,552
Additions	5,446	5,407
Claims paid	(102)	(209)
Distributions to PFIs	(84)	(87)
Balance of LRA, end of period	$131,804	$96,663

The following table presents the estimated impact of credit enhancements on the allowance for MPP loan losses.

MPP Credit Waterfall	March 31, 2017	December 31, 2016
Estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$8,480	$8,689
Portion of estimated incurred losses recoverable from PMI	(1,935)	(1,981)
Portion of estimated incurred losses recoverable from LRA (2)	(2,150)	(2,418)
Portion of estimated incurred losses recoverable from SMI	(3,695)	(3,590)
Allowance for unrecoverable PMI/SMI	50	50
Allowance for MPP loan losses	$750	$750

(1)	Based on a loss emergence period of 24 months.

(2)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of March 31, 2017	Conventional	Government	Total
Past due:
30-59 days	$40,967	$12,515	$53,482
60-89 days	9,783	3,142	12,925
90 days or more	29,098	2,419	31,517
Total past due	79,848	18,076	97,924
Total current	9,107,904	467,722	9,575,626
Total mortgage loans, recorded investment	$9,187,752	$485,798	$9,673,550

Other Delinquency Statistics as of March 31, 2017
In process of foreclosure (1)	$17,548	$—	$17,548
Serious delinquency rate (2)	0.32%	0.50%	0.33%
Past due 90 days or more still accruing interest (3)	$25,127	$2,419	$27,546
On non-accrual status	6,042	—	6,042

Delinquency Status as of December 31, 2016	Conventional	Government	Total
Past due:
30-59 days	$46,118	$17,183	$63,301
60-89 days	11,044	3,548	14,592
90 days or more	29,098	2,350	31,448
Total past due	86,260	23,081	109,341
Total current	8,949,441	482,316	9,431,757
Total mortgage loans, recorded investment	$9,035,701	$505,397	$9,541,098

Other Delinquency Statistics as of December 31, 2016
In process of foreclosure (1)	$17,749	$—	$17,749
Serious delinquency rate (2)	0.32%	0.46%	0.33%
Past due 90 days or more still accruing interest (3)	$25,375	$2,350	$27,725
On non-accrual status	4,699	—	4,699

(1)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2016 Form 10-K.

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Servicers purchase many government loans, including FHA loans, when certain criteria are met.

(3)
Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be on non-accrual status. For additional discussion, see Note 1 - Summary of Significant Accounting Policies in our 2016 Form 10-K.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

	Three Months Ended March 31,
Rollforward of Allowance for Loan Losses	2017	2016
Balance, beginning of period	$850	$1,125
Charge-offs, net of recoveries	(151)	(300)
Provision for loan losses	151	25
Balance, end of period	$850	$850

Allowance for Loan Losses by Impairment Methodology	March 31, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$722	$750
Conventional loans individually evaluated for impairment (1)	128	100
Total allowance for loan losses	$850	$850

Recorded Investment by Impairment Methodology
Conventional loans collectively evaluated for impairment	$9,171,604	$9,020,194
Conventional loans individually evaluated for impairment (1)	16,148	15,507
Total recorded investment	$9,187,752	$9,035,701

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of March 31, 2017 and December 31, 2016 of $2,396 and $2,814, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of March 31, 2017 and December 31, 2016 includes $92 and $70, respectively, for these potential claims.

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

	March 31, 2017			December 31, 2016
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$15,750	$15,823	$—	$15,158	$15,219	$—
MPP conventional loans with allowance for loan losses	398	407	36	349	358	30
Total	$16,148	$16,230	$36	$15,507	$15,577	$30

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$15,569	$193	$16,914	$212
MPP conventional loans with allowance for loan losses	400	6	706	11
Total	$15,969	$199	$17,620	$223

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. We record derivative instruments, related cash collateral (including initial and variation margin received or pledged/posted) and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met. The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2017	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$25,373,179	$258,838	$88,462
Total derivatives designated as hedging instruments	25,373,179	258,838	88,462
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,779,700	447	225
Swaptions	550,000	38	—
Interest-rate caps/floors	364,500	366	—
Interest-rate forwards	95,700	11	7
MDCs	96,249	305	30
Total derivatives not designated as hedging instruments	2,886,149	1,167	262
Total derivatives before adjustments	$28,259,328	260,005	88,724
Netting adjustments (1)		(80,558)	(80,558)
Cash collateral and variation margin for daily settled contracts (1)		(42,568)	(2,677)
Total derivatives, net		$136,879	$5,489

December 31, 2016
Derivatives designated as hedging instruments:
Interest-rate swaps	$23,998,498	$230,705	$102,201
Total derivatives designated as hedging instruments	23,998,498	230,705	102,201
Derivatives not designated as hedging instruments:
Interest-rate swaps	901,344	1,430	31
Swaptions	350,000	2	50
Interest-rate caps/floors	364,500	322	2
Interest-rate forwards	99,100	339	352
MDCs	99,002	303	471
Total derivatives not designated as hedging instruments	1,813,946	2,396	906
Total derivatives before adjustments	$25,812,444	233,101	103,107
Netting adjustments (1)		(133,089)	(133,089)
Cash collateral (1)		34,836	55,207
Total derivatives, net		$134,848	$25,225

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives for which variation margin payments are characterized as daily settled contracts). Cash collateral pledged to counterparties at March 31, 2017 and December 31, 2016 totaled $51,815 and $35,422, respectively. Cash collateral received from counterparties at March 31, 2017 and December 31, 2016 totaled $58,065 and $55,793, respectively. Variation margin for daily settled contracts totaled $33,642 at March 31, 2017. See Note 1 - Summary of Significant Accounting Policies for more information.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$94,209	$38,681	$86,606	$45,449
Cleared	165,480	50,006	145,853	56,835
Total gross recognized amount	259,689	88,687	232,459	102,284
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	(86,503)	(33,229)	(76,255)	(21,047)
Cleared (1)	(36,623)	(50,006)	(21,998)	(56,835)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts	(123,126)	(83,235)	(98,253)	(77,882)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	7,706	5,452	10,351	24,402
Cleared	128,857	—	123,855	—
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	136,563	5,452	134,206	24,402
Derivative instruments not meeting netting requirements (2)	316	37	642	823
Total derivatives, at estimated fair value	$136,879	$5,489	$134,848	$25,225

(1)	Variation margin for daily settled contracts totaled $33,642 at March 31, 2017.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended March 31,
Type of Hedge	2017	2016
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(3,974)	$(443)
Total net gain (loss) related to fair-value hedge ineffectiveness	(3,974)	(443)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(22)	(1,215)
Swaptions	(139)	—
Interest-rate caps/floors	46	(31)
Interest-rate forwards	(168)	(2,474)
Net interest settlements	(147)	(112)
MDCs	79	2,178
Total net gain (loss) on derivatives not designated as hedging instruments	(351)	(1,654)
Other (1)	(50)	—
Net gains (losses) on derivatives and hedging activities	$(4,375)	$(2,097)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2017	Derivative	Item	Ineffectiveness	Income (1)
Advances	$15,736	$(14,528)	$1,208	$(11,479)
AFS securities	17,075	(20,083)	(3,008)	(16,865)
CO bonds	(5,552)	3,378	(2,174)	3,388
Total	$27,259	$(31,233)	$(3,974)	$(24,956)

Three Months Ended March 31, 2016
Advances	$(93,046)	$94,206	$1,160	$(27,963)
AFS securities	(59,616)	59,694	78	(26,391)
CO bonds	12,345	(14,026)	(1,681)	5,627
Total	$(140,317)	$139,874	$(443)	$(48,727)

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

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2017 was $9,733, for which we have posted collateral, including accrued interest, with an estimated fair value of $4,790 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $37 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $500 of collateral (at estimated fair value) to our uncleared derivative counterparties at March 31, 2017.

For cleared derivatives, the clearinghouse is our counterparty. We use two clearinghouses for all cleared derivative transactions, LCH and CME. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the clearinghouse exposes us to institutional credit risk in the event that the clearing agent or clearinghouse fails to meet its obligations.

Effective January 3, 2017, CME made certain amendments to its rulebook, including changing the legal characterization of variation margin payments to be daily settled contracts, rather than cash collateral. Variation margin payments related to LCH contracts continue to be characterized as cash collateral. Initial margin continues to be considered by both clearinghouses as cash collateral.

For cleared derivatives, the clearinghouse determines margin requirements, into which credit ratings are not generally factored. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At March 31, 2017, we were not required by our clearing agents to post any additional margin.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 10 - Consolidated Obligations

In addition to being the primary obligor for our portion of consolidated obligations (i.e., those issued on our behalf), we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at March 31, 2017 and December 31, 2016 totaled $959.3 billion and $989.3 billion, respectively.

Discount Notes. The following table presents our participation in discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2017	December 31, 2016
Book value	$18,399,575	$16,801,763
Par value	18,422,959	16,819,659

Weighted average effective interest rate	0.67%	0.51%

CO Bonds. The following table presents our participation in CO bonds outstanding by contractual maturity.

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,071,980	0.97	$16,234,460	0.85
Due after 1 year through 2 years	7,578,435	1.09	6,122,190	0.96
Due after 2 years through 3 years	3,545,400	2.02	2,718,945	1.65
Due after 3 years through 4 years	1,595,230	2.76	1,684,530	3.17
Due after 4 years through 5 years	945,200	2.00	1,040,000	2.17
Thereafter	5,777,000	2.93	5,708,000	2.92
Total CO bonds, par value	34,513,245	1.55	33,508,125	1.44
Unamortized premiums	28,784		27,462
Unamortized discounts	(12,413)		(12,059)
Unamortized concessions	(13,927)		(13,705)
Fair-value hedging adjustments	(45,890)		(42,544)
Total CO bonds	$34,469,799		$33,467,279

The following tables present our participation in CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2017	December 31, 2016
Non-callable / non-putable	$25,935,445	$25,627,125
Callable	8,577,800	7,881,000
Total CO bonds, par value	$34,513,245	$33,508,125

Year of Contractual Maturity or Next Call Date
Due in 1 year or less	$23,133,780	$23,825,460
Due after 1 year through 2 years	6,457,435	4,675,190
Due after 2 years through 3 years	2,679,400	2,240,945
Due after 3 years through 4 years	923,230	1,257,530
Due after 4 years through 5 years	319,400	474,000
Thereafter	1,000,000	1,035,000
Total CO bonds, par value	$34,513,245	$33,508,125

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 11 - Affordable Housing Program

We had no outstanding principal in AHP-related advances at March 31, 2017 or December 31, 2016. The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2017	2016
Balance at beginning of period	$26,598	$31,103
Assessment (expense)	3,709	3,100
Subsidy usage, net (1)	(3,104)	(5,968)
Balance at end of period	$27,203	$28,235

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 12 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity related to MRCS.

	Three Months Ended March 31,
MRCS Activity	2017	2016
Liability at beginning of period	$170,043	$14,063
Reclassification from capital stock	—	178,898
Redemptions/repurchases	(3,113)	(1,451)
Accrued distributions	—	1,038
Liability at end of period	$166,930	$192,548

In accordance with the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 had their memberships terminated by February 19, 2017. As a result, all of their outstanding Class B stock, totaling $3,021 at December 31, 2016, was repurchased on or before February 19, 2017.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their memberships terminated no later than February 19, 2021. Upon termination, all of their outstanding Class B stock shall be repurchased, or redeemed after a five-year redemption period.

As a result of, and effective with, the Final Membership Rule in February 2016, we reclassified all of the outstanding Class B stock of our captive insurance company members totaling $178,898 to MRCS.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present the contractual year of redemption and distributions related to MRCS.

MRCS Contractual Year of Redemption	March 31, 2017	December 31, 2016
Year 1 (1)	$5,517	$8,630
Year 2	5,054	5,054
Year 3	13	13
Year 4	—	—
Year 5	4,158	4,158
Thereafter (2)	152,188	152,188
Total MRCS	$166,930	$170,043

(1)
Balances at March 31, 2017 and December 31, 2016 include $5,517 and $5,609, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of outstanding Class B stock held by certain captive insurance companies following their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

	Three Months Ended March 31,
MRCS Distributions	2017	2016
Recorded as interest expense	$1,753	$997
Recorded as distributions from retained earnings	—	1,038
Total	$1,753	$2,035

Capital Requirements. We are subject to capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2016 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at March 31, 2017 and December 31, 2016. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2017		December 31, 2016
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$816,224	$2,624,322	$760,946	$2,549,871

Regulatory permanent capital-to-asset ratio	4.00%	4.63%	4.00%	4.73%
Regulatory permanent capital	$2,266,757	$2,624,322	$2,156,296	$2,549,871

Leverage ratio	5.00%	6.95%	5.00%	7.10%
Leverage capital	$2,833,447	$3,936,483	$2,695,370	$3,824,806

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

OCI before reclassifications:
Net change in unrealized gains (losses)	(213)	(5,791)	—	—	(6,004)
Net change in fair value	—	24	—	—	24
Accretion of non-credit losses	—	—	8	—	8
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	242	242
Total other comprehensive income (loss)	(213)	(5,767)	8	242	(5,730)

Balance, March 31, 2016	$(116)	$24,462	$(124)	$(7,074)	$17,148

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	22,756	592	—	—	23,348
Net change in fair value	—	(83)	—	—	(83)
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	82	—	—	82
Pension benefits, net	—	—	—	328	328
Total other comprehensive income (loss)	22,756	591	6	328	23,681

Balance, March 31, 2017	$62,224	$27,529	$(97)	$(9,607)	$80,049

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$41,536	$17,467	$59,003	$33,072	$16,299	$49,371
Provision for credit losses	—	151	151	—	25	25
Other income (loss)	(3,674)	9	(3,665)	(942)	(260)	(1,202)
Other expenses	16,795	3,058	19,853	15,410	2,737	18,147
Income before assessments	21,067	14,267	35,334	16,720	13,277	29,997
Affordable Housing Program assessments	2,282	1,427	3,709	1,772	1,328	3,100
Net income	$18,785	$12,840	$31,625	$14,948	$11,949	$26,897

We measure the performance of each segment based upon the net interest spread of the underlying portfolio(s). Therefore, each segment's performance begins with net interest income. Direct other income and expense items also affect each segment's results. Direct other income/expense related to the Traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances and investments as well as all other income and expense not associated with mortgage loans. The Mortgage Loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct compensation, benefits and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program and volume-driven costs associated with master servicing and quality control fees. The assessments related to AHP have been allocated to each segment based upon its proportionate share of income before assessments.

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2017	$47,036,111	$9,632,820	$56,668,931
December 31, 2016	44,406,003	9,501,397	53,907,400

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

	March 31, 2017
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$117,422	$117,422	$117,422	$—	$—	$—
Interest-bearing deposits	215,602	215,602	215,342	260	—	—
Securities purchased under agreements to resell	2,300,000	2,300,003	—	2,300,003	—	—
Federal funds sold	1,780,000	1,780,000	—	1,780,000	—	—
AFS securities	6,915,452	6,915,452	—	6,657,781	257,671	—
HTM securities	5,730,228	5,758,150	—	5,703,359	54,791	—
Advances	29,670,770	29,650,174	—	29,650,174	—	—
Mortgage loans held for portfolio, net	9,632,820	9,701,437	—	9,683,065	18,372	—
Accrued interest receivable	97,076	97,076	—	97,076	—	—
Derivative assets, net	136,879	136,879	—	260,005	—	(123,126)
Grantor trust assets (included in other assets)	19,771	19,771	19,771	—	—	—

Liabilities:
Deposits	525,426	525,426	—	525,426	—	—
Consolidated Obligations:
Discount notes	18,399,575	18,422,959	—	18,422,959	—	—
Bonds	34,469,799	34,619,093	—	34,619,093	—	—
Accrued interest payable	102,106	102,106	—	102,106	—	—
Derivative liabilities, net	5,489	5,489	—	88,724	—	(83,235)
MRCS	166,930	166,930	166,930	—	—	—

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

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $33,642 at March 31, 2017 for which variation margin payments are characterized as daily settled contracts).

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2016 Form 10-K. No changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2017	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$5,048,522	$—	$5,048,522	$—	$—
GSE MBS	1,609,259	—	1,609,259	—	—
Private-label RMBS	257,671	—	—	257,671	—
Total AFS securities	6,915,452	—	6,657,781	257,671	—
Derivative assets:
Interest-rate related	136,563	—	259,689	—	(123,126)
Interest-rate forwards	11	—	11	—	—
MDCs	305	—	305	—	—
Total derivative assets, net	136,879	—	260,005	—	(123,126)
Grantor trust assets (included in other assets)	19,771	19,771	—	—	—
Total assets at recurring estimated fair value	$7,072,102	$19,771	$6,917,786	$257,671	$(123,126)

Derivative liabilities:
Interest-rate related	$5,452	$—	$88,687	$—	$(83,235)
Interest-rate forwards	7	—	7	—	—
MDCs	30	—	30	—	—
Total derivative liabilities, net	5,489	—	88,724	—	(83,235)
Total liabilities at recurring estimated fair value	$5,489	$—	$88,724	$—	$(83,235)

Mortgage loans held for portfolio (2)	$4,208	$—	$—	$4,208	$—
Total assets at non-recurring estimated fair value	$4,208	$—	$—	$4,208	$—

December 31, 2016
AFS securities:
GSE and TVA debentures	$4,714,634	$—	$4,714,634	$—	$—
GSE MBS	1,076,082	—	1,076,082	—	—
Private-label RMBS	269,119	—	—	269,119	—
Total AFS securities	6,059,835	—	5,790,716	269,119	—
Derivative assets:
Interest-rate related	134,206	—	232,459	—	(98,253)
Interest-rate forwards	339	—	339	—	—
MDCs	303	—	303	—	—
Total derivative assets, net	134,848	—	233,101	—	(98,253)
Grantor trust assets (included in other assets)	18,117	18,117	—	—	—
Total assets at recurring estimated fair value	$6,212,800	$18,117	$6,023,817	$269,119	$(98,253)

Derivative liabilities:
Interest-rate related	$24,402	$—	$102,284	$—	$(77,882)
Interest-rate forwards	352	—	352	—	—
MDCs	471	—	471	—	—
Total derivative liabilities, net	25,225	—	103,107	—	(77,882)
Total liabilities at recurring estimated fair value	$25,225	$—	$103,107	$—	$(77,882)

Mortgage loans held for portfolio (3)	$3,492	$—	$—	$3,492	$—
Total assets at non-recurring estimated fair value	$3,492	$—	$—	$3,492	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $33,642 at March 31, 2017 for which variation margin payments are characterized as daily settled contracts).

(2)	Amounts are as of the date the fair value adjustment was recorded during the three months ended March 31, 2017.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2016.

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

	Three Months Ended March 31,
Level 3 Rollforward - AFS private-label RMBS	2017	2016
Balance, beginning of period	$269,119	$319,186
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	1,871	3,136
Net losses on changes in fair value in other income (loss)	(82)	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	(83)	24
Unrealized gains (losses) in OCI	592	(5,791)
Reclassification of non-credit portion in OCI to other income (loss)	82	—
Purchases, issuances, sales and settlements:
Settlements	(13,828)	(15,797)
Balance, end of period	$257,671	$300,758

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,789	$2,276

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2017
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$124,082	$179,422	$303,504
Unused lines of credit (1)	1,057,023	—	1,057,023
Commitments to fund additional advances (2)	156,000	—	156,000
Commitments to fund or purchase mortgage loans, net (3)	96,249	—	96,249
Unsettled CO bonds, at par	622,825	—	622,825

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Pledged Collateral. At March 31, 2017 and December 31, 2016, we had pledged cash collateral, at par, of $51,815 and $35,421, respectively, to counterparties and clearing agents. Additionally, at March 31, 2017, variation margin for daily settled contracts totaled $33,642. At March 31, 2017 and December 31, 2016, we had not pledged any securities as collateral.

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

Note 17 - Related Party and Other Transactions

Transactions with Related Parties. The following table presents the aggregate outstanding balances with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	Capital Stock and MRCS		Advances
Date	Par value	% of Total	Par value	% of Total
March 31, 2017	$37,862	2%	$496,108	2%
December 31, 2016	50,810	3%	627,105	2%

The par values at March 31, 2017 reflect changes in the composition of directors' financial institutions effective January 1, 2017, due to changes in board membership resulting from the 2016 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2017	2016
Net capital stock issuances (redemptions and repurchases)	$1,210	$—
Net advances (repayments)	(12,249)	51,506
Mortgage loans purchases	3,448	5,693

Transactions with Other FHLBanks. In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2016 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

As used in this Item, unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item that are defined in the Glossary of Terms.

Unless otherwise stated, amounts disclosed in this Item are rounded to the nearest million; therefore, dollar amounts of less than one million may not be reflected and, due to rounding, may not appear to agree to the amounts presented in thousands in the Financial Statements and related Notes to Financial Statements. Amounts used to calculate dollar and percentage changes are based on numbers in thousands. Accordingly, calculations based upon the disclosed amounts (millions) may not produce the same results.

Executive Summary

Overview. We are a regional wholesale bank that: makes secured loans in the form of advances to our members; purchases whole mortgage loans from our members; purchases other investments; and provides other financial services to our members.

We are wholly owned by our member institutions. All members are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Pursuant to our capital plan, members may be required to purchase additional stock to support their use of our products and services.

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

In March 2017, the FOMC increased the federal funds target rate by 25 bps from 0.75% to 1.0%, citing a strengthening labor market and a moderate pace of economic activity expansion. Positive trends in household spending and job gains were cited but were partially offset by a softening of business fixed investment and net exports. The FOMC noted that the inflation rate is near, but remains below, the 2% objective. The FOMC also stated its intent to maintain its accommodative policy of reinvesting principal payments received from its agency debt and MBS holdings. Yields on U.S. Treasuries were fairly stable during the first quarter of 2017, with the 10-year yield ranging from 2.32% to 2.61%, ending the quarter at 2.40%.

U.S. GDP increased at an annual rate of 0.7% during the first quarter of 2017 based on the "advance" estimate. This estimate lags the fourth quarter of 2016 increase of 2.1% as well as the 1.6% GDP growth for 2016, according to the Bureau of Economic Analysis. Nonresidential fixed investment, exports and personal consumption expenditures were cited as positive contributors to GDP for the first quarter of 2017. Private inventory investment, together with slowing federal, state and local government spending, negatively impacted growth for the quarter.

The U.S. Bureau of Labor Statistics reported modest job growth nationally during the first quarter of 2017, citing growth in mining and the professional and business services sectors as contributors. The March 2017 U.S. unemployment rate of 4.5% continued a pattern of slowly declining rates since March 2015. Indiana and Michigan’s preliminary unemployment rates for March 2017 were 3.9% and 5.1%, respectively. Each state's preliminary rate is lower than its rate for the first two months of the quarter.

Freddie Mac’s March 27, 2017 Outlook cited the improvement in economic growth as a driver of a strong housing market in 2016. However, rising interest rates are expected to slow the pace of mortgage originations, primarily in the refinance market. Housing affordability was noted as having the potential to constrain purchase activity as home prices are increasing at a higher rate than household income growth.

Indiana University’s Center for Economic Model Research projects an annual income growth rate for Indiana of 4.5% through 2019, slightly above its national projection of 4.4% for the same period. Indiana’s unemployment rate is projected to increase slowly from its 2016 rate of 4.1% through 2019. The University of Michigan Research Seminar in Quantitative Economics projects Michigan’s job growth rate to taper off following a strong 2016, settling in the 0.7% to 1.1% range through 2018. Professional and business services along with construction are expected to drive employment growth.

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

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. Positive economic trends can be expected to drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our MPP. However, borrowing patterns between our insurance company members and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of our core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to growth in advances.

Local economic factors relating to the housing market, including interest rates and housing affordability, influence demand for advances and MPP sales activity by our member financial institutions in Indiana and Michigan.

See Results of Operations and Changes in Financial Condition herein for a detailed discussion of our results.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Statement of Condition:
Advances	$29,671	$28,096	$26,473	$26,465	$25,443
Mortgage loans held for portfolio, net	9,633	9,501	9,270	8,772	8,313
Cash and investments (1)	17,059	16,008	16,864	16,471	16,503
Total assets	56,669	53,907	52,909	52,001	50,507
Discount notes	18,399	16,802	16,393	15,920	15,055
CO bonds	34,470	33,467	32,740	32,467	31,958
Total consolidated obligations	52,869	50,269	49,133	48,387	47,013
MRCS	167	170	179	178	193
Capital stock	1,554	1,493	1,438	1,400	1,375
Retained earnings (2)	903	887	862	854	845
AOCI	80	56	40	15	17
Total capital	2,537	2,436	2,340	2,269	2,237

Statement of Income:
Net interest income	$59	$54	$49	$46	$49
Provision for credit losses	—	—	—	—	—
Other income (loss)	(3)	13	(4)	(2)	(1)
Other expenses	20	22	19	18	19
AHP assessments	4	5	3	2	3
Net income	$32	$40	$23	$24	$26

Selected Financial Ratios:
Net interest margin (3)	0.43%	0.41%	0.38%	0.36%	0.40%
Return on average equity (4)	5.18%	6.73%	4.03%	4.15%	4.63%
Return on average assets (4)	0.23%	0.30%	0.18%	0.18%	0.21%
Weighted average dividend rate (5)	4.25%	4.25%	4.25%	4.25%	4.25%
Dividend payout ratio (6)	49.21%	37.14%	63.28%	68.28%	58.74%
Total capital ratio (7)	4.48%	4.52%	4.42%	4.36%	4.43%
Total regulatory capital ratio (8)	4.63%	4.73%	4.69%	4.68%	4.78%
Average equity to average assets	4.46%	4.51%	4.41%	4.32%	4.62%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized.

(5)	Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends (i.e., excludes MRCS).

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, would be 39%, 65%, 65%, 57% and 56%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2017 and 2016. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Comparative Highlights	2017	2016	$ Change	% Change
Net interest income	$59	$49	$10	20%
Provision for credit losses	—	—	—	497%
Net interest income after provision for credit losses	59	49	10	19%
Other income (loss)	(3)	(1)	(2)	(205%)
Other expenses	20	18	2	9%
Income before assessments	36	30	6	18%
AHP assessments	4	3	1	20%
Net income	32	27	5	18%
Total other comprehensive income (loss)	24	(6)	30	513%
Total comprehensive income	$56	$21	$35	161%

The increase in net income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher net interest income, partially offset by higher net losses on derivatives and hedging activities.

The increase in total OCI for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase in the unrealized gains on non-OTTI AFS securities.

Changes in Financial Condition for the Three Months Ended March 31, 2017. The following table presents the comparative highlights of the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2017	December 31, 2016	$ Change	% Change
Advances	$29,671	$28,096	$1,575	6%
Mortgage loans held for portfolio, net	9,633	9,501	132	1%
Cash and investments (1)	17,059	16,008	1,051	7%
Other assets	306	302	4	1%
Total assets	$56,669	$53,907	$2,762	5%

Consolidated obligations	$52,869	$50,269	$2,600	5%
MRCS	167	170	(3)	(2%)
Other liabilities	1,096	1,032	64	6%
Total liabilities	54,132	51,471	2,661	5%
Capital stock, Class B putable	1,554	1,493	61	4%
Retained earnings (2)	903	887	16	2%
AOCI	80	56	24	42%
Total capital	2,537	2,436	101	4%
Total liabilities and capital	$56,669	$53,907	$2,762	5%

Total regulatory capital (3)	$2,624	$2,550	$74	3%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at March 31, 2017 and December 31, 2016 of $158 million and $152 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at March 31, 2017 compared to December 31, 2016 was attributable to a net increase in advances and investments. The increase in total liabilities at March 31, 2017 compared to December 31, 2016 was attributable to a net increase in consolidated obligations to fund our asset growth. The increase in total capital at March 31, 2017 compared to December 31, 2016 was primarily as a result of members' purchases of additional capital stock, other comprehensive income and the growth of retained earnings.

Analysis of Results of Operations for the Three Months Ended March 31, 2017 and 2016.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,866	$9	0.71%	$4,198	$4	0.36%
Investment securities (2)	12,250	50	1.65%	11,237	40	1.44%
Advances (3)	28,074	74	1.07%	26,168	49	0.75%
Mortgage loans held for portfolio (3)	9,571	76	3.22%	8,216	69	3.40%
Other assets (interest-earning) (4)	268	1	1.39%	276	—	0.65%
Total interest-earning assets	55,029	210	1.54%	50,095	162	1.30%
Other assets (5)	516			493
Total assets	$55,545			$50,588

Liabilities and Capital:
Interest-bearing deposits	$565	1	0.54%	$560	—	0.05%
Discount notes	17,790	25	0.58%	17,294	16	0.37%
CO bonds (3)	33,856	123	1.47%	29,667	96	1.30%
MRCS	169	2	4.22%	75	1	5.33%
Total interest-bearing liabilities	52,380	151	1.16%	47,596	113	0.95%
Other liabilities	690			654
Total capital	2,475			2,338
Total liabilities and capital	$55,545			$50,588

Net interest income		$59			$49

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.35%

Net interest margin (6)			0.43%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Annualized.

(2)
Consists of AFS and HTM securities. The average balances of investment securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value of AFS securities that are included as a component of OCI, nor do they reflect OTTI-related non-credit losses. Interest income/expense includes the effect of associated derivative transactions.

(3)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on advances.

(4)
Consists of interest-bearing deposits, loans to other FHLBanks (if applicable), and grantor trust assets that are carried at estimated fair value. Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.

(5)	Includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(6)	Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Yields. The yield on total interest-earning assets for the three months ended March 31, 2017 was 1.54%, an increase of 24 bps compared to the same period in 2016, resulting primarily from higher yields on advances and investment securities, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to declining mortgage rates in 2016. The cost of total interest-bearing liabilities for the three months ended March 31, 2017 was 1.16%, an increase of 21 bps from the prior year period due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the three months ended March 31, 2017 from 0.35% for the three months ended March 31, 2016.

Average Balances. The average balances of interest-earning assets for the three months ended March 31, 2017 increased compared to the same period in 2016, largely due to advances, mortgage loans and investment securities. The average amount of advances outstanding increased by 7%, generally driven by member funding needs. The increase in the average balances of investment securities was due primarily to purchases of GSE debentures and GSE MBS. Additionally, the average outstanding amount of mortgage loans held for portfolio increased by 16% due to strong demand by our members for MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The change in the provision for credit losses for the three months ended March 31, 2017 compared to the same period in 2016 was insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2017	2016
Total OTTI losses	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—
Net OTTI credit losses	—	—
Net gains (losses) on derivatives and hedging activities	(4)	(2)
Other	1	1
Total other income (loss)	$(3)	$(1)

The decrease in total other income for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to net losses on derivatives and hedging activities.

Net Gains (Losses) on Derivatives and Hedging Activities. Our net gains (losses) on derivatives and hedging activities fluctuate due to volatility in the overall interest rate environment as we hedge our asset and liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged items. However, there may be instances when we terminate these instruments prior to the maturity, call or put date. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for more information.

For those hedging relationships that qualified for hedge accounting, the differences between the changes in the estimated fair value of the hedged items and the changes in the estimated fair value of the associated interest rate swaps, i.e., hedge ineffectiveness, resulted in a net loss of $4 million for the three months ended March 31, 2017, compared to a net loss of $443 thousand for the same period in 2016.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $351 thousand for the three months ended March 31, 2017, compared to a net loss of $2 million for the same period in 2016.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended March 31, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(11)	(17)	—	3	—	—	(25)
Total net interest income	(11)	(16)	—	3	—	—	(24)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(3)	—	(2)	—	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—	—
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(3)	—	(2)	—	—	(4)
Total net effect of derivatives and hedging activities	$(10)	$(19)	$—	$1	$—	$—	$(28)

Three Months Ended March 31, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$—	$—	$3
Net interest settlements (2)	(28)	(26)	—	5	—	(49)
Total net interest income	(28)	(23)	—	5	—	(46)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2	—	—	(2)	—	—
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(2)	—	—	—	—	(2)
Net gains (losses) on derivatives and hedging activities	—	—	—	(2)	—	(2)
Total net effect of derivatives and hedging activities	$(28)	$(23)	$—	$3	$—	$(48)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2017	2016
Compensation and benefits	$12	$11
Other operating expenses	6	5
Finance Agency and Office of Finance expenses	2	2
Other	—	—
Total other expenses	$20	$18

The increase in compensation and benefits for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a limited medical insurance premium reprieve during the first quarter of 2016. The increase in other operating expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher software maintenance and professional fees.

Total Other Comprehensive Income (Loss). Total other comprehensive income (loss) for the three months ended March 31, 2017 consisted primarily of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the three months ended March 31, 2016 consisted primarily of unrealized losses on OTTI AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The Traditional segment consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities), and (iii) correspondent services and deposits. The following table presents the financial performance of our Traditional segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional	2017	2016
Net interest income	$42	$33
Provision for credit losses	—	—
Other income (loss)	(3)	(1)
Other expenses	17	15
Income before assessments	22	17
Total assessments	3	2
Net income	$19	$15

The increase in net income for the Traditional segment for the three months ended March 31, 2017 compared to the same period in 2016 was due to higher net interest income primarily as a result of a higher average balance of, and higher spreads on, both advances and investments outstanding. This increase was partially offset by net losses on derivatives and hedging activities and higher expenses.

Mortgage Loans. The Mortgage Loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our Mortgage Loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2017	2016
Net interest income	$17	$16
Provision for credit losses	—	—
Other income (loss)	—	—
Other expenses	3	3
Income before assessments	14	13
Total assessments	1	1
Net income	$13	$12

The increase in net income for the Mortgage Loans segment for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher net interest income resulting from an increase in the average outstanding balance of mortgage loans.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2017		December 31, 2016
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$29,671	52%	$28,096	52%
Mortgage loans held for portfolio, net	9,633	17%	9,501	18%
Cash and short-term investments	4,413	8%	4,128	8%
Investment securities	12,646	22%	11,880	22%
Other assets (1)	306	1%	302	—%
Total assets	$56,669	100%	$53,907	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $56.7 billion as of March 31, 2017, a net increase of $2.8 billion or 5% compared to December 31, 2016, driven primarily by an increase in both advances and investment securities.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $29.7 billion at March 31, 2017, a net increase of $1.6 billion or 6% compared to December 31, 2016. This increase was primarily due to increased advances to depository institution members.

In accordance with the Final Membership Rule, by February 19, 2017, the memberships of the eight captive insurers that were admitted as members on or after September 12, 2014 were terminated and all of their outstanding advances were fully repaid.

The table below presents advances by type of financial institution ($ amounts in millions).

	March 31, 2017		December 31, 2016
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$12,199	41%	$10,805	39%
Credit unions	2,324	8%	2,385	8%
Total depository institutions	14,523	49%	13,190	47%
Insurance companies:
Captive insurance companies (1)	—	—%	56	—%
Captive insurance companies (2)	3,126	11%	3,310	12%
Other insurance companies	11,983	40%	11,482	41%
Total insurance companies	15,109	51%	14,848	53%

Total members	29,632	100%	28,038	100%

Former members	95	—%	94	—%

Total advances	$29,727	100%	$28,132	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

When a borrower prepays an advance, the Bank's future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. At March 31, 2017, we had $7.8 billion, or 26%, of advances outstanding, at par, that may be prepaid without prepayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loan purchases is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences and regulatory considerations.

To continue to meet the needs of our members and maintain an appropriate level of mortgage loans held for portfolio on our statement of condition, in December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2017		December 31, 2016
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$1,031	11%	$1,096	12%
Conventional Advantage	7,639	81%	7,412	80%
FHA	406	4%	422	4%
Total MPP	9,076	96%	8,930	96%
MPF Program:
Conventional	276	3%	288	3%
Government	72	1%	75	1%
Total MPF Program	348	4%	363	4%

Total mortgage loans held for portfolio	$9,424	100%	$9,293	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $8 million at March 31, 2017 and $9 million at December 31, 2016. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at March 31, 2017 and December 31, 2016. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	March 31, 2017	December 31, 2016	Change
Cash and short-term investments:
Cash and due from banks	$117	$547	$(430)
Interest-bearing deposits	216	150	66
Securities purchased under agreements to resell	2,300	1,781	519
Federal funds sold	1,780	1,650	130
Total cash and short-term investments	4,413	4,128	285

Investment securities:
AFS securities:
GSE and TVA debentures	5,049	4,715	334
GSE MBS	1,610	1,076	534
Private-label RMBS	257	269	(12)
Total AFS securities	6,916	6,060	856
HTM securities:
Other U.S. obligations - guaranteed MBS	2,726	2,679	47
GSE MBS	2,948	3,082	(134)
Private-label RMBS and ABS	56	59	(3)
Total HTM securities	5,730	5,820	(90)
Total investment securities	12,646	11,880	766

Total cash and investments, carrying value	$17,059	$16,008	$1,051

Cash and Short-Term Investments. Cash and short-term investments totaled $4.4 billion at March 31, 2017, an increase of 7% compared to December 31, 2016. Cash and short-term investments as a percent of total assets were 8% at March 31, 2017 and December 31, 2016.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities totaled $6.9 billion at March 31, 2017, a net increase of 14% compared to $6.1 billion at December 31, 2016. The increase resulted from purchases of GSE debentures and GSE MBS, partially offset by maturities of GSE debentures and principal paydowns of private-label RMBS. Net unrealized gains on AFS securities at March 31, 2017 were $90 million, an increase of $23 million compared to December 31, 2016, primarily due to increased volume and changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due in one year or less decreased to 15% at March 31, 2017 from 21% at December 31, 2016, and the percentage due after one year through five years increased to 44% at March 31, 2017 from 39% at December 31, 2016. The percentage due after 5 years through 10 years increased to 38% at March 31, 2017 from 37% at December 31, 2016. The changes were due primarily to purchases of longer-term securities during 2017. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $5.7 billion at March 31, 2017, a net decrease of 2% compared to $5.8 billion at December 31, 2016, primarily due to principal paydowns. At March 31, 2017, the estimated fair value of our HTM securities in an unrealized loss position totaled $3.0 billion, a decrease of 12% from $3.4 billion at December 31, 2016, primarily due to changes in interest rates, credit spreads and volatility. The unrealized losses decreased from $23 million at December 31, 2016 to $21 million at March 31, 2017. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Interest Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

Interest Rate Payment Terms	March 31, 2017	December 31, 2016
AFS Securities:
Total non-MBS fixed-rate	$5,008	$4,693
MBS:
Fixed-rate	1,590	1,061
Variable-rate	227	239
Total MBS	1,817	1,300

Total AFS securities, at amortized cost	$6,825	$5,993

HTM Securities:
MBS and ABS:
Fixed-rate	$1,434	$1,512
Variable-rate	4,296	4,308
Total MBS and ABS	5,730	5,820

Total HTM securities, at amortized cost	$5,730	$5,820

There was no meaningful change in the mix of fixed- and variable-rate securities at March 31, 2017 compared to December 31, 2016.

Total Liabilities. Total liabilities were $54.1 billion at March 31, 2017, a net increase of 5% compared to December 31, 2016. This increase was due to an increase in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $525 million at March 31, 2017, an increase of 0.3% compared to December 31, 2016. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2017		December 31, 2016
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$18,423	35%	$16,820	34%
CO bonds	15,072	28%	16,234	32%
Total due in 1 year or less	33,495	63%	33,054	66%
Long-term CO bonds	19,441	37%	17,274	34%
Total consolidated obligations	$52,936	100%	$50,328	100%

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

Derivatives. As of March 31, 2017 and December 31, 2016, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $137 million and $135 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $5 million and $25 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item, whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2017	December 31, 2016
Advances	$9,499	$9,382
Investments	7,116	6,244
Mortgage loans	742	548
CO bonds	9,254	8,865
Discount notes	1,648	773
Total notional	$28,259	$25,812

Total Capital. Total capital at March 31, 2017 was $2.5 billion, a net increase of $101 million or 4% compared to December 31, 2016. This increase is due to members' purchases of additional capital stock, OCI and the growth of retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2017	December 31, 2016
Capital stock	61%	61%
Retained earnings	36%	37%
AOCI	3%	2%
Total GAAP capital	100%	100%

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2017	December 31, 2016
Total GAAP capital	$2,537	$2,436
Exclude: AOCI	(80)	(56)
Add: MRCS	167	170
Total regulatory capital	$2,624	$2,550

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.4 billion at March 31, 2017. During the first three months of 2017, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $56.1 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	March 31, 2017		December 31, 2016
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$736	43%	$691	41%
Credit unions	214	12%	212	14%
Total depository institutions	950	55%	903	55%
Insurance companies	604	35%	590	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,554	90%	1,493	90%

MRCS:
Captive insurance companies (1)	—	—%	3	—%
Captive insurance companies (2)	152	9%	152	9%
Former members (3)	15	1%	15	1%
Total MRCS	167	10%	170	10%

Total regulatory capital stock	$1,721	100%	$1,663	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

(3)
Balances at March 31, 2017 and December 31, 2016 include $6 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed or repurchased until the associated credit products and other obligations are no longer outstanding.

Our remaining captive insurance company members that do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their memberships terminated no later than February 19, 2021. Upon termination, all of their outstanding Class B capital stock shall be repurchased, or redeemed after a five-year redemption period.

Excess Stock. Excess stock is capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us. In general, the level of excess stock fluctuates with our members' level of advances. The following table presents the composition of our excess stock ($ amounts in millions).

Components of Excess Stock	March 31, 2017	December 31, 2016
Member capital stock not subject to outstanding redemption requests	$215	$238
Member capital stock subject to outstanding redemption requests	4	2
MRCS	27	25
Total excess capital stock	$246	$265

Excess stock as a percentage of regulatory capital stock	14%	16%

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $246 million at March 31, 2017, which was 0.4% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so.

Capital Distributions. On April 27, 2017, our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the Finance Agency's risk-based capital requirement. As presented in the following table, we were in compliance with the requirement at March 31, 2017 and December 31, 2016 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2017	December 31, 2016
Credit risk	$357	$346
Market risk	271	239
Operations risk	188	176
Total risk-based capital requirement	$816	$761

Permanent capital	$2,624	$2,550

The increase in the total risk-based capital requirement was primarily caused by an increase in both the credit risk and market risk components. The increase in credit risk was mainly the result of the net increase in our outstanding balance of GSE debentures while the increase in market risk was due to changes in portfolio composition and market environment, including interest rates, spreads and volatility. The operations risk capital component is calculated as 30% of the credit and market risk capital components.

Off-Balance Sheet Arrangements

At March 31, 2017, $2 million of principal previously paid in full by our MPP servicers remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

See Notes to Financial Statements - Note 16 - Commitments and Contingencies for information on additional commitments and contingencies.

Critical Accounting Policies and Estimates

We determined that four of our accounting policies are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies relate to:

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

A full discussion of our critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2016 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the estimated fair value of the underlying collateral, further reduced by estimated liquidation costs.

We also performed our loan loss analysis at December 31, 2016 considering an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $4.7 million. However, such increase would be substantially offset by credit enhancements. After evaluating this adverse scenario, we determined that the likelihood of incurring losses resulting from this scenario during the next 24 months was not probable. Therefore, the allowance for loan losses is based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.
Other-Than-Temporary Impairment. The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the three months ended March 31, 2017, as well as the related current credit enhancement as of March 31, 2017 ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS (2)			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$317	12%	7%	23%	4%
Total Alt-A	1	11%	4%	13%	10%
Total private-label RMBS	$318	12%	7%	23%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	23%	42%	100%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $8 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Insured by monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended March 31, 2017 totaled $82 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period totaled $100 thousand.

Additional information regarding OTTI of our private-label RMBS and ABS is provided in Notes to Financial Statements - Note 5 - Other-Than-Temporary Impairment.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our financial condition, results of operations or cash flows.

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

•	retains the option of allowing a PFI to meet its credit enhancement obligation by purchasing loan-level SMI or pool- level insurance once an FHLBank has established standards for qualified insurers.

The final AMA rule has not materially impacted our MPP volume or operating costs, and we do not anticipate that it will do so.

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

The final rule on NBAs has not materially impacted us, and we do not anticipate that it will do so.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2016 Form 10-K for more information.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products. As of March 31, 2017 and December 31, 2016, advances to our insurance company members represented 51% and 53%, respectively, of our total advances, at par. In 2016, the board of directors modified the initial borrowing limit for insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require additional management approval as provided in our credit policy. Approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of March 31, 2017, no insurance company member (excluding captive insurers) had total credit products outstanding in excess of this threshold.

The Final Membership Rule did not require us to terminate any credit extensions that were outstanding on the effective date. However, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 cannot, under the Final Membership Rule, exceed 40% of the member's total assets. As of March 31, 2017, we had advances outstanding, at par, of $1.7 billion to one captive insurance company member whose total credit products exceeded the percentage limit and therefore is not eligible for additional credit products until its outstanding borrowings fall below 40%.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2017, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 45% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio typically includes federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio also typically includes securities purchased under agreements to resell which are secured by United States Treasuries or Agency MBS passthroughs. Although we are permitted to purchase these securities for terms of up to 275 days, most mature overnight.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

March 31, 2017	AA	A	Total
Domestic	$—	$825	$825
Canada	—	240	240
Sweden	680	—	680
Australia	250	—	250
Total unsecured credit exposure	$930	$1,065	$1,995

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. Total regulatory capital consists of retained earnings, Class B capital stock and MRCS. These investments totaled 290% of total regulatory capital at March 31, 2017. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, grouped by credit rating and investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any subsequent changes in ratings, outlook, or watch status ($ amounts in millions).

					Below
					Investment
March 31, 2017	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$216	$—	$—	$216
Securities purchased under agreements to resell	—	2,300	—	—	—	2,300
Federal funds sold	—	930	850	—	—	1,780
Total short-term investments	—	3,230	1,066	—	—	4,296
Long-term investments:
GSE and TVA debentures	—	5,049	—	—	—	5,049
GSE MBS	—	4,558	—	—	—	4,558
Other U.S. obligations - guaranteed RMBS	—	2,726	—	—	—	2,726
Private-label RMBS and ABS	—	7	18	5	283	313
Total long-term investments	—	12,340	18	5	283	12,646

Total investments, carrying value	$—	$15,570	$1,084	$5	$283	$16,942

Percentage of total	—%	92%	6%	—%	2%	100%

Mortgage Loans Held for Portfolio. See Risk Management - Mortgage Loans Held for Portfolio of our 2016 Form 10-K for information on loss allocation structures, mortgage insurance, and state concentrations for mortgage loans.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Balance, beginning of period	$8	$119	$127	$9	$83	$92
Additions	—	5	5	—	5	5
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	—	—	—	—	—
Balance, end of period	$8	$124	$132	$9	$88	$97

Derivatives. The following table presents key information on derivative counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2017	Notional Amount	Net Estimated Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$2,486	$13	$(9)	$4
Uncleared derivatives - A	4,064	51	(47)	4
Cleared derivatives (2)	17,298	116	13	129
Liability positions with credit exposure
Cleared derivatives (2)	13	—	—	—
Total derivative positions with credit exposure to non-member counterparties	23,861	180	(43)	137
Member institutions (3)	82	—	—	—
Subtotal - derivative positions with credit exposure	23,943	$180	$(43)	$137
Derivative positions without credit exposure	4,316
Total derivative positions	$28,259

(1)	Includes variation margin for daily settled contracts of $34 million at March 31, 2017.

(2)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(3)	Includes MDCs from member institutions (MPP).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As used in this Item, unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management. We use certain acronyms and terms throughout this Item which are defined in the Glossary of Terms.

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including duration of equity, duration gap, convexity, VaR, earnings at risk, and changes in MVE. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

Date	VaR
March 31, 2017	$271
December 31, 2016	239

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios. We also monitor the sensitivities of MVE and duration of equity to potential interest-rate scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

March 31, 2017	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,716	$2,735	$2,708	$2,646	$2,560
Percent change in MVE from base	0.3%	1.0%	0%	(2.3)%	(5.5)%
MVE/Book value of equity (2)	100.4%	101.1%	100.1%	97.8%	94.7%
Duration of equity (3)	(1.7)	0.9	1.7	2.9	3.6

December 31, 2016	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,545	$2,634	$2,604	$2,546	$2,467
Percent change in MVE from base	(2.3)%	1.1%	0%	(2.2)%	(5.3)%
MVE/Book value of equity (2)	97.7%	101.1%	99.9%	97.7%	94.7%
Duration of equity (3)	(5.3)	(0.1)	1.7	2.8	3.4

(1)	Given the current low interest rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the MVE/book value of equity from December 31, 2016 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition.

(3)
The changes in the duration of equity compared to December 31, 2016 were partly due to changes in the market rate environment and changes in portfolio composition. These changes mostly impacted the risk profiles in down interest rate shocks. We use interest rate shocks in 50 bp increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.03% at March 31, 2017 and December 31, 2016.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2016 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2017, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2016 Form 10-K.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1*
Federal Home Loan Banks Amended and Restated P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2017

10.2*+
Key Employee Severance Policy, effective March 9, 2017, as adopted by the board of directors on March 9, 2017, incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2017

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 11, 2017	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 11, 2017	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

May 11, 2017	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer