Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Indianapolis
filed 2017-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2017
Class B Stock, par value $100	18,949,958

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$92,082	$546,612
Interest-bearing deposits	334,432	150,225
Securities purchased under agreements to resell	2,527,000	1,781,309
Federal funds sold	2,575,000	1,650,000
Available-for-sale securities (Notes 3 and 5)	7,071,810	6,059,835
Held-to-maturity securities (estimated fair values of $5,675,036 and $5,848,692, respectively) (Notes 4 and 5)	5,633,192	5,819,573
Advances (Note 6)	32,253,350	28,095,953
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(850), respectively (Notes 7 and 8)	9,894,442	9,501,397
Accrued interest receivable	99,055	93,716
Premises, software, and equipment, net	36,871	37,638
Derivative assets, net (Note 9)	155,301	134,848
Other assets	39,441	36,294

Total assets	$60,711,976	$53,907,400

Liabilities:
Deposits	$674,476	$524,073
Consolidated obligations (Note 10):
Discount notes	21,036,075	16,801,763
Bonds	35,281,636	33,467,279
Total consolidated obligations, net	56,317,711	50,269,042
Accrued interest payable	117,220	98,411
Affordable Housing Program payable (Note 11)	24,629	26,598
Derivative liabilities, net (Note 9)	2,394	25,225
Mandatorily redeemable capital stock (Note 12)	166,835	170,043
Other liabilities	685,280	357,812
Total liabilities	57,988,545	51,471,204

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 17,002,171 and 14,897,390, respectively	1,700,217	1,489,739
Class B-2 issued and outstanding shares: 16,266 and 28,416, respectively	1,627	2,842
Total capital stock	1,701,844	1,492,581
Retained earnings:
Unrestricted	759,041	734,982
Restricted	166,126	152,265
Total retained earnings	925,167	887,247
Total accumulated other comprehensive income (Note 13)	96,420	56,368
Total capital	2,723,431	2,436,196

Total liabilities and capital	$60,711,976	$53,907,400

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income:
Advances	$94,618	$51,246	$168,899	$99,756
Prepayment fees on advances, net	84	31	102	199
Interest-bearing deposits	636	234	971	398
Securities purchased under agreements to resell	2,887	636	3,705	2,223
Federal funds sold	9,333	3,313	17,030	5,510
Available-for-sale securities	29,337	15,922	53,719	29,779
Held-to-maturity securities	28,415	27,513	53,878	53,789
Mortgage loans held for portfolio	78,304	67,759	154,280	137,171
Other interest income, net	266	452	851	737
Total interest income	243,880	167,106	453,435	329,562

Interest Expense:
Consolidated obligation discount notes	41,758	15,171	67,254	31,103
Consolidated obligation bonds	134,222	104,318	256,773	200,399
Deposits	1,079	147	1,831	222
Mandatorily redeemable capital stock	1,756	1,871	3,509	2,868
Total interest expense	178,815	121,507	329,367	234,592

Net interest income	65,065	45,599	124,068	94,970
Provision for (reversal of) credit losses	130	(242)	281	(217)

Net interest income after provision for credit losses	64,935	45,841	123,787	95,187

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(111)	(93)	(193)	(93)
Net other-than-temporary impairment losses, credit portion	(111)	(93)	(193)	(93)
Net gains (losses) on derivatives and hedging activities	(4,710)	(2,793)	(9,085)	(4,890)
Service fees	244	380	462	743
Standby letters of credit fees	217	221	405	405
Other, net (Note 16)	527	402	913	750
Total other income (loss)	(3,833)	(1,883)	(7,498)	(3,085)

Other Expenses:
Compensation and benefits	10,995	11,093	22,759	21,921
Other operating expenses	6,309	6,025	12,020	11,336
Federal Housing Finance Agency	777	660	1,603	1,449
Office of Finance	700	633	2,009	1,588
Other	263	242	506	506
Total other expenses	19,044	18,653	38,897	36,800

Income before assessments	42,058	25,305	77,392	55,302

Affordable Housing Program assessments	4,381	2,717	8,090	5,817

Net income	$37,677	$22,588	$69,302	$49,485

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$37,677	$22,588	$69,302	$49,485

Other Comprehensive Income (Loss):

Net change in unrealized gains (losses) on available-for-sale securities	14,854	(693)	37,610	(906)

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	73	93	155	93
Net change in fair value not in excess of cumulative non-credit losses	85	28	2	52
Unrealized gains (losses)	990	(506)	1,582	(6,297)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	1,148	(385)	1,739	(6,152)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Reclassification of non-credit portion to other income (loss)	38	—	38	—
Accretion of non-credit portion	6	8	12	16
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	44	8	50	16

Pension benefits, net	325	(858)	653	(616)

Total other comprehensive income (loss)	16,371	(1,928)	40,052	(7,658)

Total comprehensive income	$54,048	$20,660	$109,354	$41,827

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2016 and 2017
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			39,588	9,897	49,485	(7,658)	41,827

Proceeds from issuance of capital stock	515	51,539					51,539
Shares reclassified to mandatorily redeemable capital stock, net	(1,789)	(178,898)					(178,898)

Distributions on mandatorily redeemable capital stock			(1,038)	—	(1,038)		(1,038)
Cash dividends on capital stock (4.25% annualized)			(30,182)	—	(30,182)		(30,182)

Balance, June 30, 2016	14,004	$1,400,447	$713,817	$139,561	$853,378	$15,220	$2,269,045

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			55,441	13,861	69,302	40,052	109,354

Proceeds from issuance of capital stock	2,092	209,263					209,263

Cash dividends on capital stock (4.25% annualized)			(31,382)	—	(31,382)		(31,382)

Balance, June 30, 2017	17,018	$1,701,844	$759,041	$166,126	$925,167	$96,420	$2,723,431

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$69,302	$49,485
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	39,903	25,429
Prepayment fees on advances, net of related swap termination fees	—	(526)
Changes in net derivative and hedging activities	(10,381)	25,847
Net other-than-temporary impairment losses, credit portion	193	93
Provision for (reversal of) credit losses	281	(217)
Changes in:
Accrued interest receivable	(5,456)	(9,222)
Other assets	(812)	430
Accrued interest payable	18,813	6,382
Other liabilities	3,393	12,886
Total adjustments, net	45,934	61,102

Net cash provided by operating activities	115,236	110,587

Investing Activities:
Net change in:
Interest-bearing deposits	(214,162)	(464,022)
Securities purchased under agreements to resell	(745,691)	(2,000,000)
Federal funds sold	(925,000)	(1,350,000)
Available-for-sale securities:
Proceeds from maturities	726,741	230,099
Purchases	(1,347,941)	(2,242,700)
Held-to-maturity securities:
Proceeds from maturities	603,556	636,471
Purchases	(423,325)	(699,192)
Advances:
Principal repayments	111,970,703	68,037,610
Disbursements to members	(116,127,479)	(67,480,894)
Mortgage loans held for portfolio:
Principal collections	571,048	685,139
Purchases from members	(991,250)	(1,305,002)
Purchases of premises, software, and equipment	(2,206)	(1,896)

Net cash used in investing activities	(6,905,006)	(5,954,387)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Financing Activities:
Changes in deposits	138,364	106,621
Net payments on derivative contracts with financing elements	(10,079)	(16,540)
Net proceeds from issuance of consolidated obligations:
Discount notes	108,963,689	153,113,474
Bonds	12,522,925	17,767,472
Payments for matured and retired consolidated obligations:
Discount notes	(104,740,562)	(156,449,992)
Bonds	(10,713,770)	(13,182,770)
Proceeds from issuance of capital stock	209,263	51,539
Payments for redemption/repurchase of mandatorily redeemable capital stock	(3,208)	(16,396)
Dividend payments on capital stock	(31,382)	(30,182)

Net cash provided by financing activities	6,335,240	1,343,226

Net decrease in cash and due from banks	(454,530)	(4,500,574)

Cash and due from banks at beginning of period	546,612	4,931,602

Cash and due from banks at end of period	$92,082	$431,028

Supplemental Disclosures:
Interest payments	$242,369	$188,309
Purchases of securities, traded but not yet settled	455,289	56,556
Affordable Housing Program payments	10,059	10,997
Capitalized interest on certain held-to-maturity securities	817	655
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	178,898

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would substantially duplicate the disclosures in the financial statements, and notes thereto, included in our 2016 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2016 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in our 2016 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2017, except for our policy on derivatives, which has been updated to reflect changes made to the CME rulebook.

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

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host contracts. The amendments require entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

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

These amendments are effective beginning on January 1, 2019. Early adoption is permitted; however, we plan to adopt the amendments on the effective date. The amendments should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are in the process of evaluating these amendments; therefore, their effect on our financial condition, results of operations, and cash flows has not yet been determined.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.

These amendments are effective for interim and annual periods beginning on January 1, 2018. Early adoption is permitted; however, we plan to adopt the amendments on the effective date. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit. The adoption of these amendments will result in a reclassification on the income statement only. As such, it will have no effect on our financial condition, results of operations, or cash flows.

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify existing guidance on the classification of certain cash receipts and payments on the statement of cash flows to reduce current and potential future diversity in practice regarding eight specific cash flow issues.
These amendments are effective for interim and annual periods beginning on January 1, 2018. Early adoption is permitted; however, we plan to adopt the amendments on the effective date. These amendments should be applied using a retrospective transition method to each period presented. The adoption of these amendments will have no effect on our financial condition, results of operations, or cash flows.
Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2017	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,681,231	$—	$46,946	$(128)	$4,728,049
GSE MBS	2,069,238	—	30,337	(77)	2,099,498
Private-label RMBS	215,586	(106)	28,783	—	244,263
Total AFS securities	$6,966,055	$(106)	$106,066	$(205)	$7,071,810

December 31, 2016
GSE and TVA debentures	$4,693,211	$—	$25,624	$(4,201)	$4,714,634
GSE MBS	1,058,037	—	18,279	(234)	1,076,082
Private-label RMBS	242,181	(263)	27,201	—	269,119
Total AFS securities	$5,993,429	$(263)	$71,104	$(4,435)	$6,059,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$40,168	$(128)	$—	$—	$40,168	$(128)
GSE MBS	49,795	(77)	—	—	49,795	(77)
Private-label RMBS	—	—	2,649	(106)	2,649	(106)
Total impaired AFS securities	$89,963	$(205)	$2,649	$(106)	$92,612	$(311)

December 31, 2016
GSE and TVA debentures	$525,722	$(3,604)	$176,104	$(597)	$701,826	$(4,201)
GSE MBS	—	—	78,704	(234)	78,704	(234)
Private-label RMBS	—	—	3,002	(263)	3,002	(263)
Total impaired AFS securities	$525,722	$(3,604)	$257,810	$(1,094)	$783,532	$(4,698)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$338,025	$338,371	$972,508	$974,215
Due after 1 year through 5 years	2,251,296	2,273,386	1,841,488	1,855,517
Due after 5 years through 10 years	1,839,988	1,863,092	1,734,156	1,740,029
Due after 10 years	251,922	253,200	145,059	144,873
Total non-MBS	4,681,231	4,728,049	4,693,211	4,714,634
Total MBS	2,284,824	2,343,761	1,300,218	1,345,201
Total AFS securities	$6,966,055	$7,071,810	$5,993,429	$6,059,835

Realized Gains and Losses. There were no sales of AFS securities during the three or six months ended June 30, 2017. As of June 30, 2017, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
June 30, 2017	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,848,319	$—	$2,848,319	$7,496	$(6,294)	$2,849,521
GSE MBS	2,731,973	—	2,731,973	45,066	(3,783)	2,773,256
Private-label RMBS	44,676	—	44,676	218	(358)	44,536
Private-label ABS	8,277	(53)	8,224	32	(533)	7,723
Total HTM securities	$5,633,245	$(53)	$5,633,192	$52,812	$(10,968)	$5,675,036

December 31, 2016
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,678,437	$—	$2,678,437	$5,412	$(12,720)	$2,671,129
GSE MBS	3,082,343	—	3,082,343	46,480	(8,841)	3,119,982
Private-label RMBS	49,748	—	49,748	61	(533)	49,276
Private-label ABS	9,148	(103)	9,045	40	(780)	8,305
Total HTM securities	$5,819,676	$(103)	$5,819,573	$51,993	$(22,874)	$5,848,692

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$467,766	$(2,648)	$1,031,269	$(3,646)	$1,499,035	$(6,294)
GSE MBS	569,000	(3,488)	142,130	(295)	711,130	(3,783)
Private-label RMBS	7,561	(3)	18,143	(355)	25,704	(358)
Private-label ABS	—	—	7,724	(554)	7,724	(554)
Total impaired HTM securities	$1,044,327	$(6,139)	$1,199,266	$(4,850)	$2,243,593	$(10,989)

December 31, 2016
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$367,474	$(997)	$1,426,182	$(11,723)	$1,793,656	$(12,720)
GSE MBS	1,281,827	(7,915)	320,141	(926)	1,601,968	(8,841)
Private-label RMBS	18,166	(62)	15,770	(471)	33,936	(533)
Private-label ABS	—	—	8,304	(843)	8,304	(843)
Total impaired HTM securities	$1,667,467	$(8,974)	$1,770,397	$(13,963)	$3,437,864	$(22,937)

(1)
For private-label ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at June 30, 2017 and December 31, 2016 of $533 and $780, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $53 and $103, respectively, and gross unrecognized holding gains on previously OTTI securities of $32 and $40, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$1,779	3.38	$—	—
Due in 1 year or less	16,238,103	1.24	12,598,864	0.91
Due after 1 year through 2 years	2,374,373	1.78	2,752,629	1.74
Due after 2 years through 3 years	2,791,702	1.74	1,920,962	2.10
Due after 3 years through 4 years	2,098,808	1.63	2,605,198	1.38
Due after 4 years through 5 years	2,084,100	1.69	2,009,395	1.47
Thereafter	6,699,872	1.46	6,244,912	1.20
Total advances, par value	32,288,737	1.42	28,131,960	1.22
Fair-value hedging adjustments	(51,704)		(57,716)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	16,317		21,709
Total advances	$32,253,350		$28,095,953

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Overdrawn demand and overnight deposit accounts	$1,779	$—	$1,779	$—
Due in 1 year or less	23,793,604	19,390,714	16,419,603	12,767,364
Due after 1 year through 2 years	1,967,873	2,502,629	2,374,373	2,757,629
Due after 2 years through 3 years	2,066,702	1,856,463	3,029,302	1,915,962
Due after 3 years through 4 years	1,326,508	1,548,998	2,565,308	2,605,198
Due after 4 years through 5 years	870,300	900,095	2,416,500	2,535,895
Thereafter	2,261,971	1,933,061	5,481,872	5,549,912
Total advances, par value	$32,288,737	$28,131,960	$32,288,737	$28,131,960

In accordance with the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 repaid all of their outstanding advances and had their memberships terminated by February 19, 2017.

Under the Final Membership Rule, captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their memberships terminated no later than February 19, 2021. Prior to termination, new or renewed extensions of credit to such members will be subject to certain restrictions relating to maturity dates and the ratio of advances to the captive insurer's total assets and may be subject to additional restrictions at our discretion. The outstanding advances to these captive insurers mature on various dates through 2025.

Credit Risk Exposure and Security Terms. At June 30, 2017 and December 31, 2016, our top five borrowers held 45% and 43%, respectively, of total advances outstanding, at par. We held sufficient collateral to secure the advances to these borrowers.

See Note 9 - Allowance for Credit Losses in our 2016 Form 10-K for information related to credit risk on advances and allowance methodology for credit losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position.

Significant Inputs. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 5% to an increase of 11% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 1% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the three months ended June 30, 2017 on the two securities for which an OTTI was determined to have occurred, as well as the related current credit enhancement.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended June 30, 2017
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Prime - 2006	9%	13%	33%	0%
Subprime - 1998 (1)	7%	41%	40%	0%

(1)	Modeling assumptions assume no payout from monoline bond insurers.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery of amortized cost.

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value at the statement of condition date. We did not have any such change in intent or likelihood during the three and six months ended June 30, 2017.

For those remaining securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, on two securities previously OTTI, credit losses were recognized for the three and six months ended June 30, 2017 of $111 and $193, respectively. OTTI credit losses were recognized on one security for the three and six months ended June 30, 2016 of $93. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of June 30, 2017 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type, and product.

Term	June 30, 2017	December 31, 2016
Fixed-rate long-term mortgages	$8,499,668	$8,086,412
Fixed-rate medium-term (1) mortgages	1,174,779	1,206,978
Total mortgage loans held for portfolio, UPB	9,674,447	9,293,390
Unamortized premiums	221,789	210,116
Unamortized discounts	(2,593)	(2,383)
Fair-value hedging adjustments	1,649	1,124
Allowance for loan losses	(850)	(850)
Total mortgage loans held for portfolio, net	$9,894,442	$9,501,397

(1)	Defined as a term of 15 years or less at origination.

Type	June 30, 2017	December 31, 2016
Conventional	$9,212,060	$8,796,407
Government-guaranteed or -insured	462,387	496,983
Total mortgage loans held for portfolio, UPB	$9,674,447	$9,293,390

Product	June 30, 2017	December 31, 2016
MPP	$9,339,161	$8,930,194
MPF Program	335,286	363,196
Total mortgage loans held for portfolio, UPB	$9,674,447	$9,293,390

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

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2017	2016	2017	2016
Liability, beginning of period	$130,728	$96,663	$125,683	$91,552
Additions	6,536	10,011	11,767	15,418
Claims paid	(146)	(276)	(248)	(485)
Distributions to PFIs	(277)	(833)	(361)	(920)
Liability, end of period	$136,841	$105,565	$136,841	$105,565

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the impact of credit enhancements on the allowance for MPP loan losses.

MPP Credit Waterfall	June 30, 2017	December 31, 2016
Estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$7,432	$8,689
Portion of estimated incurred losses recoverable from PMI	(1,791)	(1,981)
Portion of estimated incurred losses recoverable from LRA (2)	(1,876)	(2,418)
Portion of estimated incurred losses recoverable from SMI	(3,065)	(3,590)
Allowance for unrecoverable PMI/SMI	50	50
Allowance for MPP loan losses	$750	$750

(1)	Based on a loss emergence period of 24 months.

(2)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of June 30, 2017	Conventional	Government	Total
Past due:
30-59 days	$36,986	$11,767	$48,753
60-89 days	8,966	2,326	11,292
90 days or more	22,679	1,463	24,142
Total past due	68,631	15,556	84,187
Total current	9,396,980	454,736	9,851,716
Total mortgage loans, recorded investment	$9,465,611	$470,292	$9,935,903

Other Delinquency Statistics as of June 30, 2017
In process of foreclosure (1)	$13,833	$—	$13,833
Serious delinquency rate (2)	0.24%	0.31%	0.24%
Past due 90 days or more still accruing interest (3)	$19,543	$1,463	$21,006
On non-accrual status	$4,022	$—	$4,022

Delinquency Status as of December 31, 2016	Conventional	Government	Total
Past due:
30-59 days	$46,118	$17,183	$63,301
60-89 days	11,044	3,548	14,592
90 days or more	29,098	2,350	31,448
Total past due	86,260	23,081	109,341
Total current	8,949,441	482,316	9,431,757
Total mortgage loans, recorded investment	$9,035,701	$505,397	$9,541,098

Other Delinquency Statistics as of December 31, 2016
In process of foreclosure (1)	$17,749	$—	$17,749
Serious delinquency rate (2)	0.32%	0.46%	0.33%
Past due 90 days or more still accruing interest (3)	$25,375	$2,350	$27,725
On non-accrual status	$4,699	$—	$4,699

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

(2)
Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total recorded investment in mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Our servicers repurchase seriously delinquent government loans, including FHA loans, when certain criteria are met.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance for Loan Losses	2017	2016	2017	2016
Balance, beginning of period	$850	$850	$850	$1,125
Charge-offs, net of recoveries	(130)	242	(281)	(58)
Provision for (reversal of) loan losses	130	(242)	281	(217)
Balance, end of period	$850	$850	$850	$850

Allowance for Loan Losses by Impairment Methodology	June 30, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$730	$750
Conventional loans individually evaluated for impairment (1)	120	100
Total allowance for loan losses	$850	$850

Recorded Investment by Impairment Methodology	June 30, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$9,450,390	$9,020,194
Conventional loans individually evaluated for impairment (1)	15,221	15,507
Total recorded investment	$9,465,611	$9,035,701

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of June 30, 2017 and December 31, 2016 of $3,273 and $2,814, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of June 30, 2017 and December 31, 2016 includes $73 and $70, respectively, for these potential claims.

Individually Evaluated Impaired Loans. The tables below present the conventional loans individually evaluated for impairment with and without an allowance for loan losses. The first table presents the recorded investment, UPB and related allowance associated with these loans, while the next table presents the average recorded investment of these loans and related interest income recognized. Due to the minimal change in terms of modified loans (i.e., no principal forgiven), our pre-modification recorded investment in TDRs was not materially different than the post-modification recorded investment.

	June 30, 2017			December 31, 2016
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$13,945	$14,007	$—	$15,158	$15,219	$—
MPP conventional loans with allowance for loan losses	1,276	1,279	47	349	358	30
Total	$15,221	$15,286	$47	$15,507	$15,577	$30

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$14,537	$161	$16,474	$175
MPP conventional loans with allowance for loan losses	1,279	19	1,268	17
Total	$15,816	$180	$17,742	$192

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$14,475	$354	$16,330	$387
MPP conventional loans with allowance for loan losses	1,283	25	1,272	28
Total	$15,758	$379	$17,602	$415
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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2017	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$26,869,481	$215,237	$91,410
Total derivatives designated as hedging instruments	26,869,481	215,237	91,410
Derivatives not designated as hedging instruments:
Interest-rate swaps	131,500	255	17
Swaptions	200,000	—	—
Interest-rate caps/floors	323,500	189	—
Interest-rate forwards	154,000	392	—
MDCs	153,159	20	491
Total derivatives not designated as hedging instruments	962,159	856	508
Total derivatives before adjustments	$27,831,640	216,093	91,918
Netting adjustments (1)		(89,505)	(89,505)
Cash collateral and variation margin for daily settled contracts (1)		28,713	(19)
Total derivatives, net		$155,301	$2,394

December 31, 2016
Derivatives designated as hedging instruments:
Interest-rate swaps	$23,998,498	$230,705	$102,201
Total derivatives designated as hedging instruments	23,998,498	230,705	102,201
Derivatives not designated as hedging instruments:
Interest-rate swaps	901,344	1,430	31
Swaptions	350,000	2	50
Interest-rate caps/floors	364,500	322	2
Interest-rate forwards	99,100	339	352
MDCs	99,002	303	471
Total derivatives not designated as hedging instruments	1,813,946	2,396	906
Total derivatives before adjustments	$25,812,444	233,101	103,107
Netting adjustments (1)		(133,089)	(133,089)
Cash collateral (1)		34,836	55,207
Total derivatives, net		$134,848	$25,225

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty (including fair value adjustments on derivatives for which variation margin payments are characterized as daily settled contracts). Cash collateral pledged to counterparties at June 30, 2017 and December 31, 2016 totaled $92,236 and $35,422, respectively. Cash collateral received from counterparties at June 30, 2017 and December 31, 2016 totaled $43,756 and $55,793, respectively. Variation margin for daily settled contracts totaled $19,748 at June 30, 2017. See Note 1 - Summary of Significant Accounting Policies for more information.

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$81,432	$36,230	$86,606	$45,449
Cleared	134,249	55,197	145,853	56,835
Total gross recognized amount	215,681	91,427	232,459	102,284
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	(69,910)	(34,327)	(76,255)	(21,047)
Cleared (1)	9,118	(55,197)	(21,998)	(56,835)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts	(60,792)	(89,524)	(98,253)	(77,882)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	11,522	1,903	10,351	24,402
Cleared	143,367	—	123,855	—
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	154,889	1,903	134,206	24,402
Derivative instruments not meeting netting requirements (2)	412	491	642	823
Total derivatives, at estimated fair value	$155,301	$2,394	$134,848	$25,225

(1)	Variation margin for daily settled contracts totaled $19,748 at June 30, 2017.

(2)	Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2017	2016	2017	2016
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(3,859)	$(2,134)	$(7,833)	$(2,577)
Total net gain (loss) related to fair-value hedge ineffectiveness	(3,859)	(2,134)	(7,833)	(2,577)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(66)	(198)	(88)	(1,413)
Swaptions	(38)	—	(177)	—
Interest-rate caps/floors	(177)	(16)	(131)	(47)
Interest-rate forwards	(773)	(2,863)	(941)	(5,337)
Net interest settlements	(144)	(12)	(291)	(124)
MDCs	397	2,430	476	4,608
Total net gain (loss) on derivatives not designated as hedging instruments	(801)	(659)	(1,152)	(2,313)
Other (1)	(50)	—	(100)	—
Net gains (losses) on derivatives and hedging activities	$(4,710)	$(2,793)	$(9,085)	$(4,890)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2017	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(24,561)	$23,769	$(792)	$(8,912)
AFS securities	(42,407)	40,147	(2,260)	(13,928)
CO bonds	10,380	(11,187)	(807)	4,377
Total	$(56,588)	$52,729	$(3,859)	$(18,463)

Three Months Ended June 30, 2016
Advances	$(26,669)	$25,772	$(897)	$(25,941)
AFS securities	(51,639)	47,568	(4,071)	(25,700)
CO bonds	8,451	(5,617)	2,834	4,640
Total	$(69,857)	$67,723	$(2,134)	$(47,001)

Six Months Ended June 30, 2017
Advances	$(8,825)	$9,241	$416	$(20,391)
AFS securities	(25,332)	20,064	(5,268)	(30,793)
CO Bonds	4,828	(7,809)	(2,981)	7,765
Total	$(29,329)	$21,496	$(7,833)	$(43,419)

Six Months Ended June 30, 2016
Advances	$(119,715)	$119,978	$263	$(53,904)
AFS securities	(111,255)	107,262	(3,993)	(52,091)
CO Bonds	20,796	(19,643)	1,153	10,267
Total	$(210,174)	$207,597	$(2,577)	$(95,728)

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

For our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2017 was $6,480, for which we have posted collateral, including accrued interest, with an estimated fair value of $8,173 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $491 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we could have been required to deliver up to an additional $500 of collateral (at estimated fair value) to our uncleared derivative counterparties at June 30, 2017.

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

For cleared derivatives, the clearinghouse determines margin requirements, into which credit ratings are not generally factored. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At June 30, 2017, we were not required by our clearing agents to post any additional margin.

Note 10 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at June 30, 2017 and December 31, 2016 totaled $1.0 trillion and $989.3 billion, respectively.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2017	December 31, 2016
Book value	$21,036,075	$16,801,763
Par value	21,072,353	16,819,659

Weighted average effective interest rate	0.96%	0.51%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,708,530	1.12	$16,234,460	0.85
Due after 1 year through 2 years	8,357,605	1.31	6,122,190	0.96
Due after 2 years through 3 years	3,300,980	2.08	2,718,945	1.65
Due after 3 years through 4 years	1,458,370	2.51	1,684,530	3.17
Due after 4 years through 5 years	993,820	2.06	1,040,000	2.17
Thereafter	6,495,000	2.87	5,708,000	2.92
Total CO bonds, par value	35,314,305	1.66	33,508,125	1.44
Unamortized premiums	28,092		27,462
Unamortized discounts	(12,116)		(12,059)
Unamortized concessions	(13,989)		(13,705)
Fair-value hedging adjustments	(34,656)		(42,544)
Total CO bonds	$35,281,636		$33,467,279

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our participation in CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2017	December 31, 2016
Non-callable / non-putable	$26,086,305	$25,627,125
Callable	9,228,000	7,881,000
Total CO bonds, par value	$35,314,305	$33,508,125

Year of Contractual Maturity or Next Call Date	June 30, 2017	December 31, 2016
Due in 1 year or less	$23,234,530	$23,825,460
Due after 1 year through 2 years	7,629,605	4,675,190
Due after 2 years through 3 years	2,212,980	2,240,945
Due after 3 years through 4 years	827,370	1,257,530
Due after 4 years through 5 years	381,820	474,000
Thereafter	1,028,000	1,035,000
Total CO bonds, par value	$35,314,305	$33,508,125

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2017	2016	2017	2016
Liability at beginning of period	$27,203	$28,235	$26,598	$31,103
Assessment (expense)	4,381	2,717	8,090	5,817
Subsidy usage, net (1)	(6,955)	(5,029)	(10,059)	(10,997)
Liability at end of period	$24,629	$25,923	$24,629	$25,923

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

We had no outstanding principal in AHP-related advances at June 30, 2017 or December 31, 2016.

Note 12 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2017	2016	2017	2016
Liability at beginning of period	$166,930	$192,548	$170,043	$14,063
Reclassification from capital stock	—	—	—	178,898
Redemptions/repurchases	(95)	(14,945)	(3,208)	(16,396)
Accrued distributions	—	—	—	1,038
Liability at end of period	$166,835	$177,603	$166,835	$177,603

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

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of: (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2017	December 31, 2016
Year 1 (1)	$10,476	$8,630
Year 2	—	5,054
Year 3	13	13
Year 4	73	—
Year 5	4,085	4,158
Thereafter (2)	152,188	152,188
Total MRCS	$166,835	$170,043

(1)
Balances at June 30, 2017 and December 31, 2016 include $5,422 and $5,609, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of outstanding Class B stock held by certain captive insurance companies which begins immediately upon their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

The following table presents the distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2017	2016	2017	2016
Recorded as interest expense	$1,756	$1,871	$3,509	$2,868
Recorded as distributions from retained earnings	—	—	—	1,038
Total	$1,756	$1,871	$3,509	$3,906

Capital Requirements. We are subject to capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2016 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at June 30, 2017 and December 31, 2016. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	June 30, 2017		December 31, 2016
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$851,196	$2,793,846	$760,946	$2,549,871

Regulatory permanent capital-to-asset ratio	4.00%	4.60%	4.00%	4.73%
Regulatory permanent capital	$2,428,479	$2,793,846	$2,156,296	$2,549,871

Leverage ratio	5.00%	6.90%	5.00%	7.10%
Leverage capital	$3,035,599	$4,190,769	$2,695,370	$3,824,806

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI for the three and six months ended June 30, 2016 and 2017.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, March 31, 2016	$(116)	$24,462	$(124)	$(7,074)	$17,148

OCI before reclassifications:
Net change in unrealized gains (losses)	(693)	(506)	—	—	(1,199)
Net change in fair value	—	28	—	—	28
Accretion of non-credit losses	—	—	8	—	8
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	93	—	—	93
Pension benefits, net	—	—	—	(858)	(858)
Total other comprehensive income (loss)	(693)	(385)	8	(858)	(1,928)

Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220

Balance, March 31, 2017	$62,224	$27,529	$(97)	$(9,607)	$80,049

OCI before reclassifications:
Net change in unrealized gains (losses)	14,854	990	—	—	15,844
Net change in fair value	—	85	—	—	85
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	73	38	—	111
Pension benefits, net	—	—	—	325	325
Total other comprehensive income (loss)	14,854	1,148	44	325	16,371

Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878
OCI before reclassifications:
Net change in unrealized gains (losses)	(906)	(6,297)	—	—	(7,203)
Net change in fair value	—	52	—	—	52
Accretion of non-credit losses	—	—	16	—	16
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	93	—	—	93
Pension benefits, net	—	—	—	(616)	(616)
Total other comprehensive income (loss)	(906)	(6,152)	16	(616)	(7,658)

Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368
OCI before reclassifications:
Net change in unrealized gains (losses)	37,610	1,582	—	—	39,192
Net change in fair value	—	2	—	—	2
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	155	38	—	193
Pension benefits, net	—	—	—	653	653
Total other comprehensive income (loss)	37,610	1,739	50	653	40,052

Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$47,255	$17,810	$65,065	$32,418	$13,181	$45,599
Provision for (reversal of) credit losses	—	130	130	—	(242)	(242)
Other income (loss)	(3,329)	(504)	(3,833)	(1,518)	(365)	(1,883)
Other expenses	16,031	3,013	19,044	15,816	2,837	18,653
Income before assessments	27,895	14,163	42,058	15,084	10,221	25,305
Affordable Housing Program assessments	2,965	1,416	4,381	1,695	1,022	2,717
Net income	$24,930	$12,747	$37,677	$13,389	$9,199	$22,588

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$88,791	$35,277	$124,068	$65,490	$29,480	$94,970
Provision for (reversal of) credit losses	—	281	281	—	(217)	(217)
Other income (loss)	(7,003)	(495)	(7,498)	(2,460)	(625)	(3,085)
Other expenses	32,826	6,071	38,897	31,226	5,574	36,800
Income before assessments	48,962	28,430	77,392	31,804	23,498	55,302
Affordable Housing Program assessments	5,247	2,843	8,090	3,467	2,350	5,817
Net income	$43,715	$25,587	$69,302	$28,337	$21,148	$49,485

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2017	$50,817,534	$9,894,442	$60,711,976
December 31, 2016	44,406,003	9,501,397	53,907,400

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

	June 30, 2017
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$92,082	$92,082	$92,082	$—	$—	$—
Interest-bearing deposits	334,432	334,432	334,192	240	—	—
Securities purchased under agreements to resell	2,527,000	2,527,005	—	2,527,005	—	—
Federal funds sold	2,575,000	2,575,000	—	2,575,000	—	—
AFS securities	7,071,810	7,071,810	—	6,827,547	244,263	—
HTM securities	5,633,192	5,675,036	—	5,622,777	52,259	—
Advances	32,253,350	32,212,637	—	32,212,637	—	—
Mortgage loans held for portfolio, net	9,894,442	9,996,869	—	9,982,042	14,827	—
Accrued interest receivable	99,055	99,055	—	99,055	—	—
Derivative assets, net	155,301	155,301	—	216,093	—	(60,792)
Grantor trust assets (included in other assets)	20,233	20,233	20,233	—	—	—

Liabilities:
Deposits	674,476	674,476	—	674,476	—	—
Consolidated Obligations:
Discount notes	21,036,075	21,072,353	—	21,072,353	—	—
Bonds	35,281,636	35,464,780	—	35,464,780	—	—
Accrued interest payable	117,220	117,220	—	117,220	—	—
Derivative liabilities, net	2,394	2,394	—	91,918	—	(89,524)
MRCS	166,835	166,835	166,835	—	—	—

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

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $19,748 at June 30, 2017 for which variation margin payments are characterized as daily settled contracts).

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

					Netting
June 30, 2017	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,728,049	$—	$4,728,049	$—	$—
GSE MBS	2,099,498	—	2,099,498	—	—
Private-label RMBS	244,263	—	—	244,263	—
Total AFS securities	7,071,810	—	6,827,547	244,263	—
Derivative assets:
Interest-rate related	154,889	—	215,681	—	(60,792)
Interest-rate forwards	392	—	392	—	—
MDCs	20	—	20	—	—
Total derivative assets, net	155,301	—	216,093	—	(60,792)
Grantor trust assets (included in other assets)	20,233	20,233	—	—	—
Total assets at recurring estimated fair value	$7,247,344	$20,233	$7,043,640	$244,263	$(60,792)

Derivative liabilities:
Interest-rate related	$1,903	$—	$91,427	$—	$(89,524)
Interest-rate forwards	—	—	—	—	—
MDCs	491	—	491	—	—
Total derivative liabilities, net	2,394	—	91,918	—	(89,524)
Total liabilities at recurring estimated fair value	$2,394	$—	$91,918	$—	$(89,524)

Mortgage loans held for portfolio (2)	$4,107	$—	$—	$4,107	$—
Total assets at non-recurring estimated fair value	$4,107	$—	$—	$4,107	$—

December 31, 2016
AFS securities:
GSE and TVA debentures	$4,714,634	$—	$4,714,634	$—	$—
GSE MBS	1,076,082	—	1,076,082	—	—
Private-label RMBS	269,119	—	—	269,119	—
Total AFS securities	6,059,835	—	5,790,716	269,119	—
Derivative assets:
Interest-rate related	134,206	—	232,459	—	(98,253)
Interest-rate forwards	339	—	339	—	—
MDCs	303	—	303	—	—
Total derivative assets, net	134,848	—	233,101	—	(98,253)
Grantor trust assets (included in other assets)	18,117	18,117	—	—	—
Total assets at recurring estimated fair value	$6,212,800	$18,117	$6,023,817	$269,119	$(98,253)

Derivative liabilities:
Interest-rate related	$24,402	$—	$102,284	$—	$(77,882)
Interest-rate forwards	352	—	352	—	—
MDCs	471	—	471	—	—
Total derivative liabilities, net	25,225	—	103,107	—	(77,882)
Total liabilities at recurring estimated fair value	$25,225	$—	$103,107	$—	$(77,882)

Mortgage loans held for portfolio (3)	$3,492	$—	$—	$3,492	$—
Total assets at non-recurring estimated fair value	$3,492	$—	$—	$3,492	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $19,748 at June 30, 2017 for which variation margin payments are characterized as daily settled contracts).

(2)	Amounts are as of the date the fair value adjustment was recorded during the six months ended June 30, 2017.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward - AFS private-label RMBS	2017	2016	2017	2016
Balance, beginning of period	$257,671	$300,758	$269,119	$319,186
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	1,785	2,164	3,656	5,300
Net losses on changes in fair value in other income (loss)	(73)	(93)	(155)	(93)
Net change in fair value not in excess of cumulative non-credit losses in OCI	85	28	2	52
Unrealized gains (losses) in OCI	990	(506)	1,582	(6,297)
Reclassification of non-credit portion in OCI to other income (loss)	73	93	155	93
Purchases, issuances, sales and settlements:
Settlements	(16,268)	(14,301)	(30,096)	(30,098)
Balance, end of period	$244,263	$288,143	$244,263	$288,143

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,712	$2,071	$3,501	$4,347

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2017
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$121,273	$175,095	$296,368
Unused lines of credit (1)	1,082,709	—	1,082,709
Commitments to fund additional advances (2)	55,000	—	55,000
Commitments to fund or purchase mortgage loans, net (3)	153,159	—	153,159
Unsettled CO bonds, at par	616,400	—	616,400

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Pledged Collateral. At June 30, 2017 and December 31, 2016, we had pledged cash collateral, at par, of $92,222 and $35,421, respectively, to counterparties and clearing agents. Additionally, at June 30, 2017, variation margin for daily settled contracts totaled $19,748. At June 30, 2017 and December 31, 2016, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded. Cash settlement payments, net of legal fees and litigation expenses, totaled $178 for both the three and six months ended June 30, 2017, compared to $60 for the both the three and six months ended June 30, 2016, and were recorded in other income.

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

	Capital Stock and MRCS		Advances
Date	Par value	% of Total	Par value	% of Total
June 30, 2017	$40,227	2%	$573,208	2%
December 31, 2016	50,810	3%	627,105	2%

The par values at June 30, 2017 reflect changes in the composition of directors' financial institutions effective January 1, 2017, due to changes in board membership resulting from the 2016 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions with Directors' Financial Institutions	2017	2016	2017	2016
Net capital stock issuances (redemptions and repurchases)	$2,364	$629	$3,574	$629
Net advances (repayments)	77,100	112,390	64,851	163,961
Mortgage loans purchases	10,570	13,930	14,047	18,996

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

Economic Environment. The Bank’s financial performance is influenced by the level and volatility of market interest rates, national and regional economic conditions, and the strength of the housing markets.

In June 2017, the FOMC increased the target range for the federal funds rate by 25 bps from 1.0% to 1.25%. Solid job gains, a declining unemployment rate, increasing household spending, and expanding business fixed investment were noted as support for increasing the federal funds target range. The FOMC intends to maintain its policy of reinvesting principal payments received from its agency debt and MBS holdings in the near term, but the FOMC anticipates implementing a balance sheet normalization this year, which would gradually reduce the Federal Reserve’s balance of securities by decreasing the amount of principal payments reinvested. Yields on U.S. Treasuries were fairly stable during the second quarter of 2017, with the 10-year yield ranging from 2.14% to 2.41%, and ending the quarter at 2.30%.

U.S. GDP increased at an annual rate of 2.6% during the second quarter of 2017 based on the advance estimate by the Bureau of Economic Analysis. The second quarter increase in real GDP reflected growth from personal consumption expenditures, nonresidential fixed investment and exports, partially offset by decreases in private residential fixed investment and private inventory investment.

The U.S. Bureau of Labor Statistics reported modest job growth nationally during the second quarter of 2017, with a preliminary estimate of payroll employment increasing by 581,000 during the period. The quarter-end unemployment rate of 4.5% is down slightly from the end of the first quarter. Employment growth in health care, social assistance, financial activities, and mining were cited as contributors to employment growth. Indiana and Michigan’s preliminary unemployment rates for June 2017 were 3.0% and 3.8%, respectively. Each state’s preliminary rate for June represented the lowest monthly rate year-to-date.

Freddie Mac’s June 23, 2017 Outlook noted several favorable economic factors that led to strong home sales and construction during the first quarter of 2017. The home sales market is projected to be strong for the year, despite slowing activity during April and a modest slowing of housing starts in May. However, mortgage lending is projected to slow in coming years as mortgage rates are projected to remain above the level where refinancing activity would be expected to increase.

Indiana University’s Center for Economic Model Research projects an annual income growth rate for Indiana of 4.4% through 2020, slightly higher than its 4.2% projection for the national income growth rate. Indiana’s unemployment rate is projected to increase from 4.0% for the first quarter of 2017 to 4.3% by the end of 2020. The University of Michigan Research Seminar in Quantitative Economics projects Michigan’s job growth rate to range between 0.6% and 1.1% during 2017 and 2018, following a peak of 3.0% for the fourth quarter of 2016. Professional and business services, along with construction and private education, are expected to drive job growth, overcoming modest declines projected in the manufacturing sector.

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

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. Positive economic trends can be expected to drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our MPP. However, borrowing patterns between our insurance company members and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of our core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to growth in advances. Local economic factors relating to the housing market, including interest rates and housing affordability, may also influence demand for advances and MPP sales activity by our member financial institutions in Indiana and Michigan.

See Results of Operations and Changes in Financial Condition herein for a detailed discussion of our results.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Statement of Condition:
Advances	$32,253	$29,671	$28,096	$26,473	$26,465
Mortgage loans held for portfolio, net	9,894	9,633	9,501	9,270	8,772
Cash and investments (1)	18,234	17,059	16,008	16,864	16,471
Total assets	60,712	56,669	53,907	52,909	52,001
Discount notes	21,036	18,399	16,802	16,393	15,920
CO bonds	35,282	34,470	33,467	32,740	32,467
Total consolidated obligations	56,318	52,869	50,269	49,133	48,387
MRCS	167	167	170	179	178
Capital stock	1,702	1,554	1,493	1,438	1,400
Retained earnings (2)	925	903	887	862	854
AOCI	96	80	56	40	15
Total capital	2,723	2,537	2,436	2,340	2,269

Statement of Income:
Net interest income	$65	$59	$54	$49	$46
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(4)	(3)	13	(4)	(2)
Other expenses	19	21	22	19	18
AHP assessments	4	4	5	3	2
Net income	$38	$31	$40	$23	$24

Selected Financial Ratios:
Net interest margin (3)	0.44%	0.43%	0.41%	0.38%	0.36%
Return on average equity (4)	5.77%	5.18%	6.73%	4.03%	4.15%
Return on average assets (4)	0.25%	0.23%	0.30%	0.18%	0.18%
Weighted average dividend rate (5)	4.25%	4.25%	4.25%	4.25%	4.25%
Dividend payout ratio (6)	41.98%	49.21%	37.14%	63.28%	68.28%
Total capital ratio (7)	4.49%	4.48%	4.52%	4.42%	4.36%
Total regulatory capital ratio (8)	4.60%	4.63%	4.73%	4.69%	4.68%
Average equity to average assets	4.41%	4.46%	4.51%	4.41%	4.32%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized.

(5)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, would be 50%, 39%, 65%, 65% and 57%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Comparative Highlights	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net interest income	$65	$46	$19	43%	$124	$95	$29	31%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	65	46	19	42%	124	95	29	30%
Other income (loss)	(4)	(2)	(2)		(7)	(3)	(4)
Other expenses	19	18	1		40	37	3
Income before assessments	42	26	16	66%	77	55	22	40%
AHP assessments	4	3	1		8	6	2
Net income	38	23	15	67%	69	49	20	40%
Total other comprehensive income (loss)	16	(2)	18		40	(8)	48
Total comprehensive income	$54	$21	$33	162%	$109	$41	$68	161%

The increase in net income for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was primarily due to higher net interest income, partially offset by net losses on derivatives and hedging activities.

The increase in total OCI for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was primarily due to an increase in the unrealized gains on non-OTTI AFS securities.

Changes in Financial Condition for the Six Months Ended June 30, 2017. The following table presents the comparative highlights of the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2017	December 31, 2016	$ Change	% Change
Advances	$32,253	$28,096	$4,157	15%
Mortgage loans held for portfolio, net	9,894	9,501	393	4%
Cash and investments (1)	18,234	16,008	2,226	14%
Other assets	331	302	29	9%
Total assets	$60,712	$53,907	$6,805	13%

Consolidated obligations	$56,318	$50,269	$6,049	12%
MRCS	167	170	(3)	(2%)
Other liabilities	1,504	1,032	472	46%
Total liabilities	57,989	51,471	6,518	13%
Capital stock, Class B putable	1,702	1,493	209	14%
Retained earnings (2)	925	887	38	4%
AOCI	96	56	40	71%
Total capital	2,723	2,436	287	12%
Total liabilities and capital	$60,712	$53,907	$6,805	13%

Total regulatory capital (3)	$2,794	$2,550	$244	10%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at June 30, 2017 and December 31, 2016 of $166 million and $152 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at June 30, 2017 compared to December 31, 2016 was primarily driven by an increase in advances outstanding. The increase in total liabilities at June 30, 2017 compared to December 31, 2016 was attributable to a net increase in consolidated obligations to fund our asset growth. The increase in total capital at June 30, 2017 compared to December 31, 2016 was primarily a result of additional capital stock issued to members, other comprehensive income and the growth of retained earnings.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,045	$12	0.97%	$4,241	$4	0.37%
Investment securities (2)	12,634	57	1.83%	12,025	43	1.45%
Advances (3)	31,016	95	1.22%	25,174	51	0.82%
Mortgage loans held for portfolio (3)	9,738	78	3.23%	8,512	68	3.20%
Other assets (interest-earning) (4)	377	1	0.96%	318	1	0.87%
Total interest-earning assets	58,810	243	1.66%	50,270	167	1.34%
Other assets (5)	420			310
Total assets	$59,230			$50,580

Liabilities and Capital:
Interest-bearing deposits	$555	1	0.78%	$587	—	0.10%
Discount notes	20,390	42	0.82%	15,307	15	0.40%
CO bonds (3)	34,786	134	1.55%	31,701	104	1.32%
MRCS	167	1	4.22%	179	2	4.20%
Total interest-bearing liabilities	55,898	178	1.28%	47,774	121	1.02%
Other liabilities	722			623
Total capital	2,610			2,183
Total liabilities and capital	$59,230			$50,580

Net interest income		$65			$46

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.32%

Net interest margin (6)			0.44%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,956	$21	0.84%	$4,219	$8	0.37%
Investment securities (2)	12,443	107	1.74%	11,631	83	1.44%
Advances (3)	29,553	169	1.15%	25,671	100	0.78%
Mortgage loans held for portfolio (3)	9,655	154	3.22%	8,364	137	3.30%
Other assets (interest-earning) (4)	323	2	1.14%	297	1	0.77%
Total interest-earning assets	56,930	453	1.61%	50,182	329	1.32%
Other assets (5)	468			402
Total assets	$57,398			$50,584

Liabilities and Capital:
Interest-bearing deposits	$560	2	0.66%	$574	—	0.08%
Discount notes	19,097	67	0.71%	16,300	31	0.38%
CO Bonds (3)	34,324	257	1.51%	30,684	200	1.31%
MRCS	168	3	4.22%	127	3	4.53%
Total interest-bearing liabilities	54,149	329	1.23%	47,685	234	0.99%
Other liabilities	706			639
Total capital	2,543			2,260
Total liabilities and capital	$57,398			$50,584

Net interest income		$124			$95

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.33%

Net interest margin (6)			0.44%			0.38%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Annualized.

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

The increase in net interest income for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was due to higher spreads and asset growth.

Yields. The yield on total interest-earning assets for the three months ended June 30, 2017 was 1.66%, an increase of 32 bps compared to the same period in 2016, resulting primarily from higher yields on advances and investment securities. The cost of total interest-bearing liabilities for the three months ended June 30, 2017 was 1.28%, an increase of 26 bps from the prior year period due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the three months ended June 30, 2017 from 0.32% for the three months ended June 30, 2016.

The yield on total interest-earning assets for the six months ended June 30, 2017 was 1.61%, an increase of 29 bps compared to the same period in 2016, resulting primarily from higher yields on advances and investment securities, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to declining mortgage rates in 2016. The cost of total interest-bearing liabilities for the six months ended June 30, 2017 was 1.23%, an increase of 24 bps from the prior year period due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the six months ended June 30, 2017 from 0.33% for the six months ended June 30, 2016.

Average Balances. The average balances of interest-earning assets for both the three and six months ended June 30, 2017 increased compared to the respective periods in 2016, largely due to advances, mortgage loans and investment securities. The average amount of advances outstanding increased for the three and six months ended June 30, 2017 by 23% and 15%, respectively, generally driven by member funding needs. The average outstanding amount of mortgage loans held for portfolio increased for the three and six months ended June 30, 2017 by 14% and 15%, respectively, due to strong demand by our members for MPP Advantage. Additionally, the increase in the average balances of investment securities was due primarily to purchases of GSE debentures and GSE MBS. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2017	2016	2017	2016
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(5)	(3)	(9)	(5)
Other	1	1	2	2
Total other income (loss)	$(4)	$(2)	$(7)	$(3)

The decrease in total other income for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was primarily due to net losses on derivatives and hedging activities.

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

For those hedging relationships that qualified for hedge accounting, the differences between the changes in the estimated fair value of the hedged items and the changes in the estimated fair value of the associated interest rate swaps, i.e., hedge ineffectiveness, resulted in a net loss for the three and six months ended June 30, 2017 of $4 million and $8 million, respectively, compared to a net loss of $2 million and $3 million, respectively, for the same periods in 2016. The increase in losses was due primarily to marginal mismatches in coupon durations on, and the increase in volume of, swapped GSE debentures. There is no offsetting hedge ineffectiveness on the related funding due to the issuance of floating rate notes.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $1 million for both the three and six months ended June 30, 2017, compared to net losses of $1 million and $2 million, respectively, for the same periods in 2016.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended June 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$—	$—	$—	$—
Net interest settlements (2)	(9)	(14)	—	5	—	—	(18)
Total net interest income	(9)	(14)	—	5	—	—	(18)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(2)	—	(1)	—	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)	(2)	(1)	(1)	—	—	(5)
Total net effect of derivatives and hedging activities	$(10)	$(16)	$(1)	$4	$—	$—	$(23)

Three Months Ended June 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$3	$—	$—	$—	$3
Net interest settlements (2)	(26)	(26)	—	5	—	(47)
Total net interest income	(26)	(23)	—	5	—	(44)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(4)	—	3	—	(2)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	(1)
Net gains (losses) on derivatives and hedging activities	(1)	(4)	(1)	3	—	(3)
Total net effect of derivatives and hedging activities	$(27)	$(27)	$(1)	$8	$—	$(47)

Six Months Ended June 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(20)	(31)	—	8	—	—	(43)
Total net interest income	(20)	(30)	—	8	—	—	(42)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(5)	—	(3)	—	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	(5)	(1)	(3)	—	—	(9)
Total net effect of derivatives and hedging activities	$(20)	$(35)	$(1)	$5	$—	$—	$(51)

Six Months Ended June 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$6	$(1)	$—	$—	$5
Net interest settlements (2)	(54)	(52)	—	10	—	(96)
Total net interest income	(54)	(46)	(1)	10	—	(91)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(4)	—	1	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(1)	—	(1)	—	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(4)	(1)	1	—	(5)
Total net effect of derivatives and hedging activities	$(55)	$(50)	$(2)	$11	$—	$(96)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2017	2016	2017	2016
Compensation and benefits	$11	$11	$24	$22
Other operating expenses	6	6	12	11
Finance Agency and Office of Finance expenses	2	1	4	3
Other	—	—	—	1
Total other expenses	$19	$18	$40	$37

The increase in compensation and benefits for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in personnel. The increase in other operating expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher contractual services and professional fees as a result of strategic and operational initiatives.

Total Other Comprehensive Income (Loss). Total other comprehensive income for the three and six months ended June 30, 2017 consisted substantially of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the three and six months ended June 30, 2016 consisted primarily of unrealized losses on OTTI and non-OTTI AFS securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2017	2016	2017	2016
Net interest income	$47	$32	$89	$65
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(4)	(1)	(7)	(2)
Other expenses	16	15	34	31
Income before assessments	27	16	48	32
Total assessments	2	2	5	4
Net income	$25	$14	$43	$28

The increase in net income for the Traditional segment for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was due to higher net interest income, primarily as a result of a higher average balance of, and higher spreads on, both advances and investments outstanding. This increase was partially offset by net losses on derivatives and hedging activities and higher expenses.

Mortgage Loans. The Mortgage Loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our Mortgage Loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2017	2016	2017	2016
Net interest income	$18	$14	$35	$30
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	(1)
Other expenses	3	3	6	6
Income before assessments	15	11	29	23
Total assessments	2	1	3	2
Net income	$13	$10	$26	$21

The increase in net income for the Mortgage Loans segment for the three and six months ended June 30, 2017 compared to the respective periods in 2016 was primarily due to higher net interest income resulting from an increase in the average outstanding balance of mortgage loans held for portfolio.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2017		December 31, 2016
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$32,253	54%	$28,096	52%
Mortgage loans held for portfolio, net	9,894	16%	9,501	18%
Cash and short-term investments	5,529	9%	4,128	8%
Investment securities	12,705	21%	11,880	22%
Other assets (1)	331	—%	302	—%
Total assets	$60,712	100%	$53,907	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $60.7 billion as of June 30, 2017, a net increase of $6.8 billion or 13% compared to December 31, 2016, driven primarily by an increase in advances outstanding.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $32.3 billion at June 30, 2017, a net increase of $4.2 billion or 15% compared to December 31, 2016. This increase was primarily due to an increase in short-term advances to depository institution members.

Advances due in one year or less increased from 45% of the total outstanding, at par, at December 31, 2016 to 50% of the total outstanding, at par, at June 30, 2017, reflecting members' increased demand for short-term funding. See Notes to Financial Statements - Note 6 - Advances for more information.

In accordance with the Final Membership Rule, by February 19, 2017, the memberships of the eight captive insurers that were admitted as members on or after September 12, 2014 were terminated and all of their outstanding advances were fully repaid.

The table below presents advances by type of financial institution ($ amounts in millions).

	June 30, 2017		December 31, 2016
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,020	47%	$10,805	39%
Credit unions	2,487	8%	2,385	8%
Total depository institutions	17,507	55%	13,190	47%
Insurance companies:
Captive insurance companies (1)	—	—%	56	—%
Captive insurance companies (2)	3,051	9%	3,310	12%
Other insurance companies	11,637	36%	11,482	41%
Total insurance companies	14,688	45%	14,848	53%

Total members	32,195	100%	28,038	100%

Former members	94	—%	94	—%

Total advances	$32,289	100%	$28,132	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

When a borrower prepays an advance, the Bank's future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. At June 30, 2017, we had $8.2 billion, or 25%, of advances outstanding, at par, that may be prepaid without prepayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment.

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

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2017		December 31, 2016
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$966	10%	$1,096	12%
Conventional Advantage	7,979	82%	7,412	80%
FHA	394	4%	422	4%
Total MPP	9,339	96%	8,930	96%
MPF Program:
Conventional	267	3%	288	3%
Government	68	1%	75	1%
Total MPF Program	335	4%	363	4%

Total mortgage loans held for portfolio	$9,674	100%	$9,293	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $7 million at June 30, 2017 and $9 million at December 31, 2016. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at June 30, 2017 and December 31, 2016. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	June 30, 2017	December 31, 2016	Change
Cash and short-term investments:
Cash and due from banks	$92	$547	$(455)
Interest-bearing deposits	335	150	185
Securities purchased under agreements to resell	2,527	1,781	746
Federal funds sold	2,575	1,650	925
Total cash and short-term investments	5,529	4,128	1,401

Investment securities:
AFS securities:
GSE and TVA debentures	4,728	4,715	13
GSE MBS	2,100	1,076	1,024
Private-label RMBS	244	269	(25)
Total AFS securities	7,072	6,060	1,012
HTM securities:
Other U.S. obligations - guaranteed MBS	2,848	2,679	169
GSE MBS	2,732	3,082	(350)
Private-label RMBS and ABS	53	59	(6)
Total HTM securities	5,633	5,820	(187)
Total investment securities	12,705	11,880	825

Total cash and investments, carrying value	$18,234	$16,008	$2,226

Cash and Short-Term Investments. Cash and short-term investments totaled $5.5 billion at June 30, 2017, an increase of 34% compared to December 31, 2016. Cash and short-term investments as a percent of total assets were 9% at June 30, 2017 compared to 8% at December 31, 2016.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities totaled $7.1 billion at June 30, 2017, a net increase of 17% compared to $6.1 billion at December 31, 2016. The increase resulted substantially from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%. Net unrealized gains on AFS securities at June 30, 2017 were $106 million, an increase of $39 million compared to December 31, 2016, primarily due to increased volume and changes in interest rates, credit spreads and volatility. The percentage of non-MBS AFS securities due in one year or less decreased to 7% at June 30, 2017 from 21% at December 31, 2016, and the percentage due after one year through five years increased to 48% at June 30, 2017 from 39% at December 31, 2016. The percentage due after 5 years through 10 years increased to 39% at June 30, 2017 from 37% at December 31, 2016. The changes were due primarily to reinvestments in longer-term securities during 2017. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $5.6 billion at June 30, 2017, a net decrease of 3% compared to $5.8 billion at December 31, 2016, primarily due to principal paydowns. At June 30, 2017, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.2 billion, a decrease of 35% from $3.4 billion at December 31, 2016, primarily due to changes in interest rates, credit spreads and volatility. The unrealized losses decreased from $23 million at December 31, 2016 to $11 million at June 30, 2017. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Interest Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

Interest Rate Payment Terms	June 30, 2017	December 31, 2016
AFS Securities:
Total non-MBS fixed-rate	$4,681	$4,693
MBS:
Fixed-rate	2,072	1,061
Variable-rate	213	239
Total MBS	2,285	1,300

Total AFS securities, at amortized cost	$6,966	$5,993

HTM Securities:
MBS and ABS:
Fixed-rate	$1,330	$1,512
Variable-rate	4,303	4,308
Total MBS and ABS	5,633	5,820

Total HTM securities, at amortized cost	$5,633	$5,820

Fixed-rate AFS MBS at June 30, 2017 increased significantly compared to December 31, 2016, but substantially all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $58.0 billion at June 30, 2017, a net increase of 13% compared to December 31, 2016. This increase was due to an increase in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $674 million at June 30, 2017, an increase of 29% compared to December 31, 2016. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2017		December 31, 2016
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$21,072	37%	$16,820	34%
CO bonds	14,709	26%	16,234	32%
Total due in 1 year or less	35,781	63%	33,054	66%
Long-term CO bonds	20,606	37%	17,274	34%
Total consolidated obligations	$56,387	100%	$50,328	100%

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

Derivatives. As of June 30, 2017 and December 31, 2016, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $155 million and $135 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $2 million and $25 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item, whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2017	December 31, 2016
Advances	$9,867	$9,382
Investments	7,189	6,244
Mortgage loans	507	548
CO bonds	10,269	8,865
Discount notes	—	773
Total notional	$27,832	$25,812

Total Capital. Total capital at June 30, 2017 was $2.7 billion, a net increase of $287 million or 12% compared to December 31, 2016. This increase is due to members' purchases of additional capital stock, OCI and the growth of retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2017	December 31, 2016
Capital stock	62%	61%
Retained earnings	34%	37%
AOCI	4%	2%
Total GAAP capital	100%	100%

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2017	December 31, 2016
Total GAAP capital	$2,723	$2,436
Exclude: AOCI	(96)	(56)
Add: MRCS	167	170
Total regulatory capital	$2,794	$2,550

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $5.5 billion at June 30, 2017. During the first six months of 2017, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $121.5 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	June 30, 2017		December 31, 2016
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$865	46%	$691	41%
Credit unions	221	12%	212	14%
Total depository institutions	1,086	58%	903	55%
Insurance companies	616	33%	590	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,702	91%	1,493	90%

MRCS:
Captive insurance companies (1)	—	—%	3	—%
Captive insurance companies (2)	152	8%	152	9%
Former members (3)	15	1%	15	1%
Total MRCS	167	9%	170	10%

Total regulatory capital stock	$1,869	100%	$1,663	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

(3)
Balances at June 30, 2017 and December 31, 2016 include $5 million and $6 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed or repurchased until the associated credit products and other obligations are no longer outstanding.

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

Components of Excess Stock	June 30, 2017	December 31, 2016
Member capital stock not subject to outstanding redemption requests	$229	$238
Member capital stock subject to outstanding redemption requests	4	2
MRCS	33	25
Total excess capital stock	$266	$265

Excess stock as a percentage of regulatory capital stock	14%	16%
Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock totaled $266 million at June 30, 2017, which was 0.4% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so, subject to these regulatory limitations.

Capital Distributions. On July 27, 2017, our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the Finance Agency's risk-based capital requirement. As presented in the following table, we were in compliance with the requirement at June 30, 2017 and December 31, 2016 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2017	December 31, 2016
Credit risk	$366	$346
Market risk	289	239
Operations risk	196	176
Total risk-based capital requirement	$851	$761

Permanent capital	$2,794	$2,550

The increase in the total risk-based capital requirement was primarily caused by an increase in both the credit risk and market risk components. The increase in credit risk was mainly the result of longer maturities of our GSE debentures while the increase in market risk was due to changes in portfolio composition and market environment, including interest rates, spreads and volatility. The operations risk capital component is calculated as 30% of the credit and market risk capital components. For information concerning the Finance Agency's proposed rule on FHLBank capital requirements, see Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments in this Item 2.

Off-Balance Sheet Arrangements

At June 30, 2017, principal previously paid in full by our MPP servicers totaling $3 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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

We also performed our loan loss analysis at December 31, 2016 considering an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by only $4.7 million. Additionally, such increase would be substantially offset by credit enhancements. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.
Other-Than-Temporary Impairment. The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the three months ended June 30, 2017, as well as the related current credit enhancement as of June 30, 2017 ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS (2)			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$299	12%	7%	24%	4%
Total Alt-A	1	11%	4%	11%	11%
Total private-label RMBS	$300	12%	7%	24%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	30%	42%	—%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $7 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Modeling assumptions assume no payout from monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended June 30, 2017 totaled $111 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period totaled $135 thousand. The adverse scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities.

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

Legislative and Regulatory Developments.

Finance Agency Final Rule on Minority and Women Inclusion. On July 13, 2017, the Finance Agency issued a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks' obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own ("MWDOB") in all FHLBank business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with the FHLBank, and contracting. The final rule encourages the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements and to track the cumulative spend associated with such diverse subcontracting arrangements. In addition, the final rule requires each FHLBank to:

•
develop stand-alone, board-approved diversity and inclusion strategic plans or incorporate diversity and inclusion principles into its existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	amend its policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•	establish a process to grant or deny requests for accommodations to employees and job applicants based on their religious beliefs or practices;

•
provide information in its annual reports to the Finance Agency about its efforts to advance diversity and inclusion through identifying and selecting MWDOB firms for participation in financial transactions with the FHLBank, identifying ways in which it may give consideration to MWDOB business with the FHLBank when reviewing and evaluating vendor contract proposals, and enhancing customer access by MWDOB businesses (including through the FHLBank's affordable housing and community investment programs;

•	report data regarding the number of diverse individuals currently in supervisory or managerial positions and its strategies for promoting the diversity of supervisors and managers;

•
classify and provide additional data in its annual reports about the number of, and amounts paid under, its MWDOB contracts, as well as demographic data regarding the categories of MWDOB entities to which it awards vendor contracts; and

•
provide data to the Finance Agency regarding the type of contracts it considers exempt from these diversity and inclusion requirements, as well as the criteria and rationale for establishing such exemptions and an analysis of any potential negative or adverse impact such exemptions might have on contracting opportunities for MWDOB businesses or diverse individuals.

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that will be required of each FHLBank.

Finance Agency Final Rule on Membership for Non-Federally-Insured Credit Unions. On June 5, 2017, the Finance Agency issued a final rule on FHLBank membership, implementing 2015 statutory amendments to the Bank Act that authorizes FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided certain prerequisites are met. The final rule generally treats these credit unions the same as other depository institutions with regard to membership criteria, with an additional requirement that each credit union obtain: (1) an affirmative statement from its state regulator that it meets the requirements for federal insurance as of the date of its application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding the credit union’s eligibility for federal insurance; or (3) if the state regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

The final rule became effective July 5, 2017. We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Proposed Rule on Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits were calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a separate rulemaking.
We are evaluating the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

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

Advances and Other Credit Products. We manage our exposure to credit risk on advances primarily through a combination of our security interests in assets pledged by our borrowers and ongoing reviews of our borrowers' financial strength. Credit analyses are performed on existing borrowers, with the frequency and scope determined by the financial strength of the borrower and/or the amount of our credit products outstanding to that borrower. We establish limits and other requirements for advances and other credit products.

As of June 30, 2017 and December 31, 2016, advances to our insurance company members represented 45% and 53%, respectively, of our total advances, at par. In 2016, our board of directors modified the initial borrowing limit for our insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. As of June 30, 2017, no insurance company member (excluding captive insurers) had total credit products outstanding in excess of this threshold.

The Final Membership Rule did not require us to terminate any credit extensions to captive insurance companies that were outstanding on the effective date. However, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of June 30, 2017, we had advances outstanding, at par, of $1.7 billion to one captive insurance company member whose total credit products exceeded the percentage limit. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2017, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 45% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

June 30, 2017	AA	A	Total
Domestic	$—	$965	$965
Canada	—	255	255
Sweden	970	—	970
Australia	720	—	720
Total unsecured credit exposure	$1,690	$1,220	$2,910

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. Total regulatory capital consists of retained earnings, Class B capital stock and MRCS. These investments totaled 286% of total regulatory capital at June 30, 2017. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
June 30, 2017	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$335	$—	$—	$335
Securities purchased under agreements to resell	—	2,527	—	—	—	2,527
Federal funds sold	—	1,690	885	—	—	2,575
Total short-term investments	—	4,217	1,220	—	—	5,437
Long-term investments:
GSE and TVA debentures	—	4,728	—	—	—	4,728
GSE MBS	—	4,832	—	—	—	4,832
Other U.S. obligations - guaranteed RMBS	—	2,848	—	—	—	2,848
Private-label RMBS and ABS	—	6	17	5	269	297
Total long-term investments	—	12,414	17	5	269	12,705

Total investments, carrying value	$—	$16,631	$1,237	$5	$269	$18,142

Percentage of total	—%	92%	7%	—%	1%	100%

Mortgage Loans Held for Portfolio. See Risk Management - Mortgage Loans Held for Portfolio of our 2016 Form 10-K for information on loss allocation structures, mortgage insurance, and state concentrations for mortgage loans.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$8	$123	$131	$9	$88	$97
Additions	—	6	6	1	9	10
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	—	—	(1)	—	(1)
Liability, end of period	$8	$129	$137	$9	$97	$106

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$8	$118	$126	$9	$83	$92
Additions	—	11	11	1	14	15
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	—	—	(1)	—	(1)
Liability, end of period	$8	$129	$137	$9	$97	$106

Derivatives. The following table presents key information on derivative counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2017	Notional Amount	Net Estimated Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$2,713	$12	$(8)	$4
Uncleared derivatives - A	3,681	40	(36)	4
Uncleared derivatives - BBB	78	—	—	—
Cleared derivatives (2)	13,103	80	54	134
Liability positions with credit exposure
Bilateral derivatives - A	3,777	(5)	9	4
Cleared derivatives (2)	2,738	(1)	10	9
Total derivative positions with credit exposure to non-member counterparties	26,090	126	29	155
Member institutions (3)	7	—	—	—
Subtotal - derivative positions with credit exposure	26,097	$126	$29	$155
Derivative positions without credit exposure	1,735
Total derivative positions	$27,832

(1)	Includes variation margin for daily settled contracts of $20 million at June 30, 2017.

(2)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(3)	Includes MDCs from member institutions (MPP).

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

Date	VaR
June 30, 2017	$289
December 31, 2016	239

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

June 30, 2017	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,720	$2,846	$2,823	$2,760	$2,679
Percent change in MVE from base	(3.6)%	0.8%	0%	(2.2)%	(5.1)%
MVE/Book value of equity (2)	94.1%	98.5%	97.7%	95.5%	92.7%
Duration of equity (3)	(5.2)	(0.9)	1.7	2.7	3.2

December 31, 2016
MVE	$2,545	$2,634	$2,604	$2,546	$2,467
Percent change in MVE from base	(2.3)%	1.1%	0%	(2.2)%	(5.3)%
MVE/Book value of equity (2)	97.7%	101.1%	99.9%	97.7%	94.7%
Duration of equity (3)	(5.3)	(0.1)	1.7	2.8	3.4

(1)	Given the current low interest rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the MVE/book value of equity from December 31, 2016 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition.

(3)	We use interest rate shocks in 50 bp increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.04% at June 30, 2017 compared to 0.03% at December 31, 2016.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2016 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2017, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2017	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 10, 2017	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

August 10, 2017	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer