Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Indianapolis
filed 2017-11-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2017
Class B Stock, par value $100	19,836,564

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$69,564	$546,612
Interest-bearing deposits	301,459	150,225
Securities purchased under agreements to resell	2,720,698	1,781,309
Federal funds sold	2,835,000	1,650,000
Available-for-sale securities (Notes 3 and 5)	6,983,996	6,059,835
Held-to-maturity securities (estimated fair values of $5,839,280 and $5,848,692, respectively) (Notes 4 and 5)	5,807,104	5,819,573
Advances (Note 6)	32,952,801	28,095,953
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(850), respectively (Notes 7 and 8)	10,195,650	9,501,397
Accrued interest receivable	96,910	93,716
Premises, software, and equipment, net	36,368	37,638
Derivative assets, net (Note 9)	141,727	134,848
Other assets	36,522	36,294

Total assets	$62,177,799	$53,907,400

Liabilities:
Deposits	$489,911	$524,073
Consolidated obligations (Note 10):
Discount notes	22,380,509	16,801,763
Bonds	35,902,425	33,467,279
Total consolidated obligations, net	58,282,934	50,269,042
Accrued interest payable	115,966	98,411
Affordable Housing Program payable (Note 11)	27,808	26,598
Derivative liabilities, net (Note 9)	1,404	25,225
Mandatorily redeemable capital stock (Note 12)	165,161	170,043
Other liabilities	263,528	357,812
Total liabilities	59,346,712	51,471,204

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 17,780,387 and 14,897,390, respectively	1,778,039	1,489,739
Class B-2 issued and outstanding shares: 11,271 and 28,416, respectively	1,127	2,842
Total capital stock	1,779,166	1,492,581
Retained earnings:
Unrestricted	774,252	734,982
Restricted	174,275	152,265
Total retained earnings	948,527	887,247
Total accumulated other comprehensive income (Note 13)	103,394	56,368
Total capital	2,831,087	2,436,196

Total liabilities and capital	$62,177,799	$53,907,400

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income:
Advances	$111,513	$55,487	$280,412	$155,243
Prepayment fees on advances, net	1,077	6	1,179	205
Interest-bearing deposits	924	252	1,895	650
Securities purchased under agreements to resell	1,329	2,769	5,034	4,992
Federal funds sold	13,844	1,655	30,874	7,165
Available-for-sale securities	32,590	18,218	86,309	47,997
Held-to-maturity securities	32,932	30,638	86,810	84,427
Mortgage loans held for portfolio	79,295	67,994	233,575	205,165
Other interest income, net	534	434	1,385	1,171
Total interest income	274,038	177,453	727,473	507,015

Interest Expense:
Consolidated obligation discount notes	54,701	16,485	121,955	47,588
Consolidated obligation bonds	147,521	109,368	404,294	309,767
Deposits	1,324	190	3,155	412
Mandatorily redeemable capital stock	1,768	1,880	5,277	4,748
Other interest expense	—	—	—	—
Total interest expense	205,314	127,923	534,681	362,515

Net interest income	68,724	49,530	192,792	144,500
Provision for (reversal of) credit losses	(90)	85	191	(132)

Net interest income after provision for credit losses	68,814	49,445	192,601	144,632

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(14)	(75)	(207)	(168)
Net other-than-temporary impairment losses, credit portion	(14)	(75)	(207)	(168)
Net gains (losses) on derivatives and hedging activities	(3,745)	(4,826)	(12,830)	(9,716)
Service fees	232	227	694	970
Standby letters of credit fees	130	165	535	570
Other, net (Note 16)	409	339	1,322	1,089
Total other income (loss)	(2,988)	(4,170)	(10,486)	(7,255)

Other Expenses:
Compensation and benefits	11,753	11,274	34,512	33,195
Other operating expenses	6,813	6,307	18,833	17,643
Federal Housing Finance Agency	785	661	2,388	2,110
Office of Finance	804	785	2,813	2,373
Other	200	272	706	778
Total other expenses	20,355	19,299	59,252	56,099

Income before assessments	45,471	25,976	122,863	81,278

Affordable Housing Program assessments	4,724	2,786	12,814	8,603

Net income	$40,747	$23,190	$110,049	$72,675

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$40,747	$23,190	$110,049	$72,675

Other Comprehensive Income (Loss):

Net change in unrealized gains on available-for-sale securities	5,007	24,784	42,617	23,878

Non-credit portion of other-than-temporary impairment losses on available-for-sale securities:
Reclassification of non-credit portion to other income (loss)	11	75	166	168
Net change in fair value not in excess of cumulative non-credit losses	(5)	(131)	(3)	(79)
Unrealized gains (losses)	1,617	564	3,199	(5,733)
Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	1,623	508	3,362	(5,644)

Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Reclassification of non-credit portion to other income (loss)	4	—	42	—
Accretion of non-credit portion	—	6	12	22
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	4	6	54	22

Pension benefits, net	340	(310)	993	(926)

Total other comprehensive income	6,974	24,988	47,026	17,330

Total comprehensive income	$47,721	$48,178	$157,075	$90,005

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2016 and 2017
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			58,140	14,535	72,675	17,330	90,005

Proceeds from issuance of capital stock	930	93,014					93,014
Shares reclassified to mandatorily redeemable capital stock, net	(1,830)	(183,056)					(183,056)

Distributions on mandatorily redeemable capital stock			(1,072)	—	(1,072)		(1,072)
Cash dividends on capital stock (4.25% annualized)			(44,823)	—	(44,823)		(44,823)

Balance, September 30, 2016	14,378	$1,437,764	$717,694	$144,199	$861,893	$40,208	$2,339,865

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			88,039	22,010	110,049	47,026	157,075

Proceeds from issuance of capital stock	2,866	286,585					286,585

Cash dividends on capital stock (4.25% annualized)			(48,769)	—	(48,769)		(48,769)

Balance, September 30, 2017	17,792	$1,779,166	$774,252	$174,275	$948,527	$103,394	$2,831,087

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$110,049	$72,675
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	57,454	42,947
Prepayment fees on advances, net of related swap termination fees	—	(526)
Changes in net derivative and hedging activities	376	30,601
Net other-than-temporary impairment losses, credit portion	207	168
Provision for (reversal of) credit losses	191	(132)
Changes in:
Accrued interest receivable	(3,327)	(6,133)
Other assets	232	652
Accrued interest payable	17,557	8,759
Other liabilities	19,193	23,258
Total adjustments, net	91,883	99,594

Net cash provided by operating activities	201,932	172,269

Investing Activities:
Net change in:
Interest-bearing deposits	(166,306)	(335,205)
Securities purchased under agreements to resell	(939,389)	(2,250,000)
Federal funds sold	(1,185,000)	(1,450,000)
Available-for-sale securities:
Proceeds from maturities	942,491	641,054
Purchases	(1,910,989)	(2,643,720)
Held-to-maturity securities:
Proceeds from maturities	920,737	1,035,530
Purchases	(911,505)	(845,844)
Advances:
Principal repayments	192,773,340	106,942,904
Disbursements to members	(197,645,975)	(106,464,271)
Mortgage loans held for portfolio:
Principal collections	911,928	1,202,287
Purchases from members	(1,637,664)	(2,307,678)
Purchases of premises, software, and equipment	(3,173)	(2,830)

Net cash used in investing activities	(8,851,505)	(6,477,773)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Financing Activities:
Changes in deposits	(40,952)	20,808
Net payments on derivative contracts with financing elements	(17,358)	(28,417)
Net proceeds from issuance of consolidated obligations:
Discount notes	161,660,654	273,582,542
Bonds	17,978,166	26,104,166
Payments for matured and retired consolidated obligations:
Discount notes	(156,102,609)	(276,449,167)
Bonds	(15,538,310)	(21,226,935)
Proceeds from issuance of capital stock	286,585	93,014
Payments for redemption/repurchase of capital stock	—	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(4,882)	(18,972)
Dividend payments on capital stock	(48,769)	(44,823)

Net cash provided by financing activities	8,172,525	2,032,216

Net decrease in cash and due from banks	(477,048)	(4,273,288)

Cash and due from banks at beginning of period	546,612	4,931,602

Cash and due from banks at end of period	$69,564	$658,314

Supplemental Disclosures:
Interest payments	$395,802	$302,462
Purchases of securities, traded but not yet settled	17,034	230,700
Affordable Housing Program payments	11,604	16,037
Capitalized interest on certain held-to-maturity securities	1,669	875
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	183,056

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

Our significant accounting policies and certain other disclosures are set forth in our 2016 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2017, except for our policy on derivatives, which has been updated to reflect changes made to the CME rulebook.

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

Recently Issued Accounting Guidance.

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in OCI. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.

•	Measurement of the hedged item in a partial-term fair value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged.

•
Consideration only of how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk.

This guidance is effective beginning January 1, 2019. Early adoption is permitted; however, we plan to adopt the guidance on the effective date. The amended presentation and disclosure guidance is applicable only prospectively. We are in the process of evaluating this guidance; therefore, its effect on our financial condition, results of operations, and cash flows has not yet been determined.

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

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. On March 10, 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer disaggregate the service cost component from the other components of net pension and benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net pension and benefit cost in the income statement.

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

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance in our 2016 Form 10-K for information related to this guidance.

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

Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance in our 2016 Form 10-K for information related to this guidance.

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

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance in our 2016 Form 10-K for information related to this guidance.

The guidance is effective for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. However, we plan to adopt this guidance on the effective date. We expect its adoption to have no effect on our financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued new guidance on revenue from contracts with customers. See Note 2 - Changes in Accounting Principle and Recently Adopted and Issued Accounting Guidance in our 2016 Form 10-K for information related to this guidance.

The guidance is effective for interim and annual periods beginning on January 1, 2018. Early adoption is permitted only as of the interim and annual reporting periods beginning after January 1, 2017. However, we do not plan to adopt this guidance early. Given that the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP provisions, we do not expect the adoption of this guidance to have a material effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2017	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,478,116	$—	$47,055	$(198)	$4,524,973
GSE MBS	2,192,026	—	35,228	—	2,227,254
Private-label RMBS	201,469	(100)	30,400	—	231,769
Total AFS securities	$6,871,611	$(100)	$112,683	$(198)	$6,983,996

December 31, 2016
GSE and TVA debentures	$4,693,211	$—	$25,624	$(4,201)	$4,714,634
GSE MBS	1,058,037	—	18,279	(234)	1,076,082
Private-label RMBS	242,181	(263)	27,201	—	269,119
Total AFS securities	$5,993,429	$(263)	$71,104	$(4,435)	$6,059,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$82,225	$(198)	$—	$—	$82,225	$(198)
GSE MBS	—	—	—	—	—	—
Private-label RMBS	—	—	2,576	(100)	2,576	(100)
Total impaired AFS securities	$82,225	$(198)	$2,576	$(100)	$84,801	$(298)

December 31, 2016
GSE and TVA debentures	$525,722	$(3,604)	$176,104	$(597)	$701,826	$(4,201)
GSE MBS	—	—	78,704	(234)	78,704	(234)
Private-label RMBS	—	—	3,002	(263)	3,002	(263)
Total impaired AFS securities	$525,722	$(3,604)	$257,810	$(1,094)	$783,532	$(4,698)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$146,750	$146,900	$972,508	$974,215
Due after 1 year through 5 years	2,356,721	2,380,328	1,841,488	1,855,517
Due after 5 years through 10 years	1,763,264	1,785,456	1,734,156	1,740,029
Due after 10 years	211,381	212,289	145,059	144,873
Total non-MBS	4,478,116	4,524,973	4,693,211	4,714,634
Total MBS	2,393,495	2,459,023	1,300,218	1,345,201
Total AFS securities	$6,871,611	$6,983,996	$5,993,429	$6,059,835

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. There were no sales of AFS securities during the three or nine months ended September 30, 2017. As of September 30, 2017, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2017	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,171,027	$—	$3,171,027	$7,439	$(8,901)	$3,169,565
GSE MBS	2,588,959	—	2,588,959	36,752	(2,641)	2,623,070
Private-label RMBS	39,315	—	39,315	242	(266)	39,291
Private-label ABS	7,852	(49)	7,803	35	(484)	7,354
Total HTM securities	$5,807,153	$(49)	$5,807,104	$44,468	$(12,292)	$5,839,280

December 31, 2016
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,678,437	$—	$2,678,437	$5,412	$(12,720)	$2,671,129
GSE MBS	3,082,343	—	3,082,343	46,480	(8,841)	3,119,982
Private-label RMBS	49,748	—	49,748	61	(533)	49,276
Private-label ABS	9,148	(103)	9,045	40	(780)	8,305
Total HTM securities	$5,819,676	$(103)	$5,819,573	$51,993	$(22,874)	$5,848,692

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$722,599	$(5,868)	$915,850	$(3,033)	$1,638,449	$(8,901)
GSE MBS	545,539	(2,356)	138,174	(285)	683,713	(2,641)
Private-label RMBS	7,236	(5)	11,904	(261)	19,140	(266)
Private-label ABS	—	—	7,354	(498)	7,354	(498)
Total impaired HTM securities	$1,275,374	$(8,229)	$1,073,282	$(4,077)	$2,348,656	$(12,306)

December 31, 2016
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$367,474	$(997)	$1,426,182	$(11,723)	$1,793,656	$(12,720)
GSE MBS	1,281,827	(7,915)	320,141	(926)	1,601,968	(8,841)
Private-label RMBS	18,166	(62)	15,770	(471)	33,936	(533)
Private-label ABS	—	—	8,304	(843)	8,304	(843)
Total impaired HTM securities	$1,667,467	$(8,974)	$1,770,397	$(13,963)	$3,437,864	$(22,937)

(1)
For private-label ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at September 30, 2017 and December 31, 2016 of $484 and $780, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $49 and $103, respectively, and gross unrecognized holding gains on previously OTTI securities of $35 and $40, respectively.

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate for OTTI our individual AFS and HTM investment securities that have been previously OTTI or are in an unrealized loss position.

Significant Inputs. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 6% to an increase of 13% over a twelve-month period. For the vast majority of housing markets, the changes range from an increase of 1% to an increase of 6%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the three months ended September 30, 2017 on the two securities for which an OTTI was determined to have occurred, as well as the related current credit enhancement.

	Significant Modeling Assumptions for OTTI private-label RMBS for the three months ended September 30, 2017
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement
Prime - 2006	9%	11%	26%	0%
Subprime - 1998 (1)	8%	40%	42%	0%

(1)	Modeling assumptions assume no payout from monoline bond insurers.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation, we consider whether we intend to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery of amortized cost.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

If either of these conditions is met, we recognize an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value at the statement of condition date. We did not have any such change in intent or likelihood during the three and nine months ended September 30, 2017.

For those remaining securities that meet neither of these conditions, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our analysis, on two securities previously OTTI, credit losses were recognized for the three and nine months ended September 30, 2017 of $14 and $207, respectively. OTTI credit losses were recognized on one security for the three and nine months ended September 30, 2016 of $75 and $168, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of September 30, 2017 are considered temporary.

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$2,139	2.50	$—	—
Due in 1 year or less	16,384,199	1.31	12,598,864	0.91
Due after 1 year through 2 years	2,522,835	1.78	2,752,629	1.74
Due after 2 years through 3 years	2,812,894	1.78	1,920,962	2.10
Due after 3 years through 4 years	1,934,836	1.65	2,605,198	1.38
Due after 4 years through 5 years	2,239,416	1.74	2,009,395	1.47
Thereafter	7,108,276	1.55	6,244,912	1.20
Total advances, par value	33,004,595	1.48	28,131,960	1.22
Fair-value hedging adjustments	(65,397)		(57,716)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	13,603		21,709
Total advances	$32,952,801		$28,095,953

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Overdrawn demand and overnight deposit accounts	$2,139	$—	$2,139	$—
Due in 1 year or less	24,015,209	19,390,714	16,549,199	12,767,364
Due after 1 year through 2 years	2,468,685	2,502,629	2,522,835	2,757,629
Due after 2 years through 3 years	1,914,894	1,856,463	3,292,494	1,915,962
Due after 3 years through 4 years	1,111,436	1,548,998	2,242,836	2,605,198
Due after 4 years through 5 years	1,194,116	900,095	2,820,216	2,535,895
Thereafter	2,298,116	1,933,061	5,574,876	5,549,912
Total advances, par value	$33,004,595	$28,131,960	$33,004,595	$28,131,960

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

Credit Risk Exposure and Security Terms. At September 30, 2017 and December 31, 2016, our top five borrowers held 44% and 43%, respectively, of total advances outstanding, at par. We held sufficient collateral to secure the advances to these borrowers.

See Note 9 - Allowance for Credit Losses in our 2016 Form 10-K for information related to credit risk on advances and allowance methodology for credit losses.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type, and product.

Term	September 30, 2017	December 31, 2016
Fixed-rate long-term mortgages	$8,809,613	$8,086,412
Fixed-rate medium-term (1) mortgages	1,156,400	1,206,978
Total mortgage loans held for portfolio, UPB	9,966,013	9,293,390
Unamortized premiums	230,943	210,116
Unamortized discounts	(2,493)	(2,383)
Fair-value hedging adjustments	2,037	1,124
Allowance for loan losses	(850)	(850)
Total mortgage loans held for portfolio, net	$10,195,650	$9,501,397

(1)	Defined as a term of 15 years or less at origination.

Type	September 30, 2017	December 31, 2016
Conventional	$9,525,624	$8,796,407
Government-guaranteed or -insured	440,389	496,983
Total mortgage loans held for portfolio, UPB	$9,966,013	$9,293,390

Product	September 30, 2017	December 31, 2016
MPP	$9,646,276	$8,930,194
MPF Program	319,737	363,196
Total mortgage loans held for portfolio, UPB	$9,966,013	$9,293,390

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

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2017	2016	2017	2016
Liability, beginning of period	$136,841	$105,565	$125,683	$91,552
Additions	7,616	11,722	19,383	27,140
Claims paid	(87)	(301)	(335)	(786)
Distributions to PFIs	(317)	(38)	(678)	(958)
Liability, end of period	$144,053	$116,948	$144,053	$116,948

The following table presents the impact of credit enhancements on the allowance for MPP loan losses.

MPP Credit Waterfall	September 30, 2017	December 31, 2016
Estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$6,837	$8,689
Portion of estimated incurred losses recoverable from PMI	(1,417)	(1,981)
Portion of estimated incurred losses recoverable from LRA (2)	(2,140)	(2,418)
Portion of estimated incurred losses recoverable from SMI	(2,580)	(3,590)
Allowance for unrecoverable PMI/SMI	50	50
Allowance for MPP loan losses	$750	$750

(1)	Based on a loss emergence period of 24 months.

(2)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of September 30, 2017	Conventional	Government	Total
Past due:
30-59 days	$36,588	$9,867	$46,455
60-89 days	8,396	2,023	10,419
90 days or more	22,241	1,705	23,946
Total past due	67,225	13,595	80,820
Total current	9,723,583	434,276	10,157,859
Total mortgage loans, recorded investment	$9,790,808	$447,871	$10,238,679

Other Delinquency Statistics as of September 30, 2017
In process of foreclosure (1)	$13,205	$—	$13,205
Serious delinquency rate (2)	0.23%	0.38%	0.23%
Past due 90 days or more still accruing interest (3)	$18,203	$1,705	$19,908
On non-accrual status	$4,892	$—	$4,892

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Delinquency Status as of December 31, 2016	Conventional	Government	Total
Past due:
30-59 days	$46,118	$17,183	$63,301
60-89 days	11,044	3,548	14,592
90 days or more	29,098	2,350	31,448
Total past due	86,260	23,081	109,341
Total current	8,949,441	482,316	9,431,757
Total mortgage loans, recorded investment	$9,035,701	$505,397	$9,541,098

Other Delinquency Statistics as of December 31, 2016
In process of foreclosure (1)	$17,749	$—	$17,749
Serious delinquency rate (2)	0.32%	0.46%	0.33%
Past due 90 days or more still accruing interest (3)	$25,375	$2,350	$27,725
On non-accrual status	$4,699	$—	$4,699

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance for Loan Losses	2017	2016	2017	2016
Balance, beginning of period	$850	$850	$850	$1,125
Charge-offs	(80)	(176)	(601)	(586)
Recoveries	170	91	410	443
Provision for (reversal of) loan losses	(90)	85	191	(132)
Balance, end of period	$850	$850	$850	$850

Allowance for Loan Losses by Impairment Methodology	September 30, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$717	$750
Conventional loans individually evaluated for impairment (1)	133	100
Total allowance for loan losses	$850	$850

Recorded Investment by Impairment Methodology	September 30, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$9,776,540	$9,020,194
Conventional loans individually evaluated for impairment (1)	14,268	15,507
Total recorded investment in conventional loans	$9,790,808	$9,035,701

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of September 30, 2017 and December 31, 2016 of $2,095 and $2,814, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of September 30, 2017 and December 31, 2016 includes $99 and $70, respectively, for these potential claims.

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

	September 30, 2017			December 31, 2016
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$12,685	$12,762	$—	$15,158	$15,219	$—
MPP conventional loans with allowance for loan losses	1,583	1,581	34	349	358	30
Total	$14,268	$14,343	$34	$15,507	$15,577	$30

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$13,287	$158	$16,620	$187
MPP conventional loans with allowance for loan losses	1,587	24	377	6
Total	$14,874	$182	$16,997	$193

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$13,827	$512	$16,929	$574
MPP conventional loans with allowance for loan losses	1,594	49	380	34
Total	$15,421	$561	$17,309	$608

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2017	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$27,909,622	$215,255	$81,191
Total derivatives designated as hedging instruments	27,909,622	215,255	81,191
Derivatives not designated as hedging instruments:
Interest-rate swaps	326,777	204	47
Swaptions	250,000	—	—
Interest-rate caps/floors	254,500	160	—
Interest-rate forwards	134,800	524	—
MDCs	133,530	23	189
Total derivatives not designated as hedging instruments	1,099,607	911	236
Total derivatives before adjustments	$29,009,229	216,166	81,427
Netting adjustments (1)		(80,004)	(80,004)
Cash collateral and variation margin for daily settled contracts (1)		5,565	(19)
Total derivatives, net		$141,727	$1,404

December 31, 2016
Derivatives designated as hedging instruments:
Interest-rate swaps	$23,998,498	$230,705	$102,201
Total derivatives designated as hedging instruments	23,998,498	230,705	102,201
Derivatives not designated as hedging instruments:
Interest-rate swaps	901,344	1,430	31
Swaptions	350,000	2	50
Interest-rate caps/floors	364,500	322	2
Interest-rate forwards	99,100	339	352
MDCs	99,002	303	471
Total derivatives not designated as hedging instruments	1,813,946	2,396	906
Total derivatives before adjustments	$25,812,444	233,101	103,107
Netting adjustments (1)		(133,089)	(133,089)
Cash collateral (1)		34,836	55,207
Total derivatives, net		$134,848	$25,225

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty (including fair value adjustments on derivatives for which variation margin payments are characterized as daily settled contracts). Cash collateral pledged to counterparties at September 30, 2017 and December 31, 2016 totaled $77,352 and $35,422, respectively. Cash collateral received from counterparties at September 30, 2017 and December 31, 2016 totaled $49,004 and $55,793, respectively. Variation margin for daily settled contracts totaled $22,764 at September 30, 2017. See Note 1 - Summary of Significant Accounting Policies for more information.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$82,942	$33,549	$86,606	$45,449
Cleared	132,677	47,689	145,853	56,835
Total gross recognized amount	215,619	81,238	232,459	102,284
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	(75,246)	(32,334)	(76,255)	(21,047)
Cleared (1)	807	(47,689)	(21,998)	(56,835)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts	(74,439)	(80,023)	(98,253)	(77,882)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	7,696	1,215	10,351	24,402
Cleared	133,484	—	123,855	—
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	141,180	1,215	134,206	24,402
Derivative instruments not meeting netting requirements (2)	547	189	642	823
Total derivatives, at estimated fair value	$141,727	$1,404	$134,848	$25,225

(1)	Variation margin for daily settled contracts totaled $22,764 at September 30, 2017.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2017	2016	2017	2016
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(3,319)	$(4,680)	$(11,152)	$(7,257)
Total net gain (loss) related to fair-value hedge ineffectiveness	(3,319)	(4,680)	(11,152)	(7,257)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	(28)	174	(116)	(1,239)
Swaptions	(23)	—	(200)	—
Interest-rate caps/floors	(30)	7	(161)	(40)
Interest-rate forwards	(1,145)	(1,411)	(2,086)	(6,748)
Net interest settlements	(16)	(48)	(307)	(172)
MDCs	870	1,132	1,346	5,740
Total net gain (loss) on derivatives not designated as hedging instruments	(372)	(146)	(1,524)	(2,459)
Other (1)	(54)	—	(154)	—
Net gains (losses) on derivatives and hedging activities	$(3,745)	$(4,826)	$(12,830)	$(9,716)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2017	Derivative	Item	Ineffectiveness	Income (1)
Advances	$13,244	$(12,245)	$999	$(6,248)
AFS securities	1,139	(5,750)	(4,611)	(9,697)
CO bonds	(8,490)	8,783	293	3,529
Total	$5,893	$(9,212)	$(3,319)	$(12,416)

Three Months Ended September 30, 2016
Advances	$63,062	$(63,144)	$(82)	$(21,698)
AFS securities	46,587	(55,011)	(8,424)	(23,443)
CO bonds	(16,709)	20,535	3,826	4,365
Total	$92,940	$(97,620)	$(4,680)	$(40,776)

Nine Months Ended September 30, 2017
Advances	$4,419	$(3,004)	$1,415	$(26,639)
AFS securities	(24,193)	14,314	(9,879)	(40,490)
CO bonds	(3,662)	974	(2,688)	11,294
Total	$(23,436)	$12,284	$(11,152)	$(55,835)

Nine Months Ended September 30, 2016
Advances	$(56,653)	$56,834	$181	$(75,602)
AFS securities	(64,668)	52,251	(12,417)	(75,534)
CO bonds	4,087	892	4,979	14,632
Total	$(117,234)	$109,977	$(7,257)	$(136,504)

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

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2017 was $1,234, for which we have posted collateral, including accrued interest, with an estimated fair value of $19 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $189 that are not subject to credit support agreements containing credit risk-related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at September 30, 2017.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

For cleared derivatives, the clearinghouse is our counterparty. We use LCH and CME as clearinghouses for all cleared derivative transactions. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the clearinghouse exposes us to institutional credit risk in the event that the clearing agent or clearinghouse fails to meet its obligations.

Effective January 3, 2017, CME made certain amendments to its rulebook, including changing the legal characterization of variation margin payments to be daily settled contracts, rather than cash collateral. Variation margin payments related to LCH contracts continue to be characterized as cash collateral. Initial margin continues to be considered by both clearinghouses as cash collateral.

For cleared derivatives, the clearinghouse determines margin requirements, into which credit ratings are not generally factored. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At September 30, 2017, we were not required by our clearing agents to post any additional margin.

Note 10 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at September 30, 2017 and December 31, 2016 totaled $1.0 trillion and $989.3 billion, respectively.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2017	December 31, 2016
Book value	$22,380,509	$16,801,763
Par value	22,418,417	16,819,659

Weighted average effective interest rate	1.05%	0.51%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,378,240	1.19	$16,234,460	0.85
Due after 1 year through 2 years	9,161,005	1.38	6,122,190	0.96
Due after 2 years through 3 years	4,195,195	2.19	2,718,945	1.65
Due after 3 years through 4 years	1,174,200	2.25	1,684,530	3.17
Due after 4 years through 5 years	1,183,500	2.21	1,040,000	2.17
Thereafter	5,852,500	2.95	5,708,000	2.92
Total CO bonds, par value	35,944,640	1.71	33,508,125	1.44
Unamortized premiums	27,943		27,462
Unamortized discounts	(12,604)		(12,059)
Unamortized concessions	(14,147)		(13,705)
Fair-value hedging adjustments	(43,407)		(42,544)
Total CO bonds	$35,902,425		$33,467,279

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2017	December 31, 2016
Non-callable / non-putable	$26,802,640	$25,627,125
Callable	9,142,000	7,881,000
Total CO bonds, par value	$35,944,640	$33,508,125

Year of Contractual Maturity or Next Call Date	September 30, 2017	December 31, 2016
Due in 1 year or less	$22,787,240	$23,825,460
Due after 1 year through 2 years	8,673,005	4,675,190
Due after 2 years through 3 years	2,533,195	2,240,945
Due after 3 years through 4 years	563,200	1,257,530
Due after 4 years through 5 years	339,500	474,000
Thereafter	1,048,500	1,035,000
Total CO bonds, par value	$35,944,640	$33,508,125

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2017	2016	2017	2016
Liability at beginning of period	$24,629	$25,923	$26,598	$31,103
Assessment (expense)	4,724	2,786	12,814	8,603
Subsidy usage, net (1)	(1,545)	(5,040)	(11,604)	(16,037)
Liability at end of period	$27,808	$23,669	$27,808	$23,669

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

We had no outstanding principal in AHP-related advances at September 30, 2017 or December 31, 2016.

Note 12 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2017	2016	2017	2016
Liability at beginning of period	$166,835	$177,603	$170,043	$14,063
Reclassification from capital stock	—	4,158	—	183,056
Redemptions/repurchases	(1,674)	(2,576)	(4,882)	(18,972)
Accrued distributions	—	34	—	1,072
Liability at end of period	$165,161	$179,219	$165,161	$179,219

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

MRCS Contractual Year of Redemption	September 30, 2017	December 31, 2016
Year 1 (1)	$8,802	$8,630
Year 2	13	5,054
Year 3	—	13
Year 4	4,158	—
Year 5	—	4,158
Thereafter (2)	152,188	152,188
Total MRCS	$165,161	$170,043

(1)
Balances at September 30, 2017 and December 31, 2016 include $3,748 and $5,609, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of outstanding Class B stock held by certain captive insurance companies which begins immediately upon their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

The following table presents the distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2017	2016	2017	2016
Recorded as interest expense	$1,768	$1,880	$5,277	$4,748
Recorded as distributions from retained earnings	—	34	—	1,072
Total	$1,768	$1,914	$5,277	$5,820

Capital Requirements. We are subject to capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2016 Form 10-K. As presented in the following table, we were in compliance with the Finance Agency's capital requirements at September 30, 2017 and December 31, 2016. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	September 30, 2017		December 31, 2016
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$826,409	$2,892,854	$760,946	$2,549,871

Regulatory permanent capital-to-asset ratio	4.00%	4.65%	4.00%	4.73%
Regulatory permanent capital	$2,487,112	$2,892,854	$2,156,296	$2,549,871

Leverage ratio	5.00%	6.98%	5.00%	7.10%
Leverage capital	$3,108,890	$4,339,281	$2,695,370	$3,824,806

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, June 30, 2016	$(809)	$24,077	$(116)	$(7,932)	$15,220

OCI before reclassifications:
Net change in unrealized gains (losses)	24,784	564	—	—	25,348
Net change in fair value	—	(131)	—	—	(131)
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	75	—	—	75
Pension benefits, net	—	—	—	(310)	(310)
Total other comprehensive income (loss)	24,784	508	6	(310)	24,988

Balance, September 30, 2016	$23,975	$24,585	$(110)	$(8,242)	$40,208

Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

OCI before reclassifications:
Net change in unrealized gains (losses)	5,007	1,617	—	—	6,624
Net change in fair value	—	(5)	—	—	(5)
Accretion of non-credit losses	—	—	—	—	—
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	11	4	—	15
Pension benefits, net	—	—	—	340	340
Total other comprehensive income (loss)	5,007	1,623	4	340	6,974

Balance, September 30, 2017	$82,085	$30,300	$(49)	$(8,942)	$103,394

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

OCI before reclassifications:
Net change in unrealized gains (losses)	23,878	(5,733)	—	—	18,145
Net change in fair value	—	(79)	—	—	(79)
Accretion of non-credit losses	—	—	22	—	22
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	168	—	—	168
Pension benefits, net	—	—	—	(926)	(926)
Total other comprehensive income (loss)	23,878	(5,644)	22	(926)	17,330

Balance, September 30, 2016	$23,975	$24,585	$(110)	$(8,242)	$40,208

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	42,617	3,199	—	—	45,816
Net change in fair value	—	(3)	—	—	(3)
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	166	42	—	208
Pension benefits, net	—	—	—	993	993
Total other comprehensive income (loss)	42,617	3,362	54	993	47,026

Balance, September 30, 2017	$82,085	$30,300	$(49)	$(8,942)	$103,394

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$51,584	$17,140	$68,724	$38,109	$11,421	$49,530
Provision for (reversal of) credit losses	—	(90)	(90)	—	85	85
Other income (loss)	(2,738)	(250)	(2,988)	(3,927)	(243)	(4,170)
Other expenses	17,163	3,192	20,355	16,357	2,942	19,299
Income before assessments	31,683	13,788	45,471	17,825	8,151	25,976
Affordable Housing Program assessments	3,345	1,379	4,724	1,971	815	2,786
Net income	$28,338	$12,409	$40,747	$15,854	$7,336	$23,190

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$140,375	$52,417	$192,792	$103,599	$40,901	$144,500
Provision for (reversal of) credit losses	—	191	191	—	(132)	(132)
Other income (loss)	(9,741)	(745)	(10,486)	(6,387)	(868)	(7,255)
Other expenses	49,989	9,263	59,252	47,583	8,516	56,099
Income before assessments	80,645	42,218	122,863	49,629	31,649	81,278
Affordable Housing Program assessments	8,592	4,222	12,814	5,438	3,165	8,603
Net income	$72,053	$37,996	$110,049	$44,191	$28,484	$72,675

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2017	$51,982,149	$10,195,650	$62,177,799
December 31, 2016	44,406,003	9,501,397	53,907,400

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

	September 30, 2017
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$69,564	$69,564	$69,564	$—	$—	$—
Interest-bearing deposits	301,459	301,459	301,028	431	—	—
Securities purchased under agreements to resell	2,720,698	2,720,700	—	2,720,700	—	—
Federal funds sold	2,835,000	2,835,000	—	2,835,000	—	—
AFS securities	6,983,996	6,983,996	—	6,752,227	231,769	—
HTM securities	5,807,104	5,839,280	—	5,792,635	46,645	—
Advances	32,952,801	32,921,166	—	32,921,166	—	—
Mortgage loans held for portfolio, net	10,195,650	10,322,485	—	10,307,585	14,900	—
Accrued interest receivable	96,910	96,910	—	96,910	—	—
Derivative assets, net	141,727	141,727	—	216,166	—	(74,439)
Grantor trust assets (included in other assets)	20,995	20,995	20,995	—	—	—

Liabilities:
Deposits	489,911	489,911	—	489,911	—	—
Consolidated Obligations:
Discount notes	22,380,509	22,418,417	—	22,418,417	—	—
Bonds	35,902,425	36,074,208	—	36,074,208	—	—
Accrued interest payable	115,966	115,966	—	115,966	—	—
Derivative liabilities, net	1,404	1,404	—	81,427	—	(80,023)
MRCS	165,161	165,161	165,161	—	—	—

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

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $22,764 at September 30, 2017 for which variation margin payments are characterized as daily settled contracts).

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

					Netting
September 30, 2017	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,524,973	$—	$4,524,973	$—	$—
GSE MBS	2,227,254	—	2,227,254	—	—
Private-label RMBS	231,769	—	—	231,769	—
Total AFS securities	6,983,996	—	6,752,227	231,769	—
Derivative assets:
Interest-rate related	141,180	—	215,619	—	(74,439)
Interest-rate forwards	524	—	524	—	—
MDCs	23	—	23	—	—
Total derivative assets, net	141,727	—	216,166	—	(74,439)
Grantor trust assets (included in other assets)	20,995	20,995	—	—	—
Total assets at recurring estimated fair value	$7,146,718	$20,995	$6,968,393	$231,769	$(74,439)

Derivative liabilities:
Interest-rate related	$1,215	$—	$81,238	$—	$(80,023)
Interest-rate forwards	—	—	—	—	—
MDCs	189	—	189	—	—
Total derivative liabilities, net	1,404	—	81,427	—	(80,023)
Total liabilities at recurring estimated fair value	$1,404	$—	$81,427	$—	$(80,023)

Mortgage loans held for portfolio (2)	$3,593	$—	$—	$3,593	$—
Total assets at non-recurring estimated fair value	$3,593	$—	$—	$3,593	$—

December 31, 2016
AFS securities:
GSE and TVA debentures	$4,714,634	$—	$4,714,634	$—	$—
GSE MBS	1,076,082	—	1,076,082	—	—
Private-label RMBS	269,119	—	—	269,119	—
Total AFS securities	6,059,835	—	5,790,716	269,119	—
Derivative assets:
Interest-rate related	134,206	—	232,459	—	(98,253)
Interest-rate forwards	339	—	339	—	—
MDCs	303	—	303	—	—
Total derivative assets, net	134,848	—	233,101	—	(98,253)
Grantor trust assets (included in other assets)	18,117	18,117	—	—	—
Total assets at recurring estimated fair value	$6,212,800	$18,117	$6,023,817	$269,119	$(98,253)

Derivative liabilities:
Interest-rate related	$24,402	$—	$102,284	$—	$(77,882)
Interest-rate forwards	352	—	352	—	—
MDCs	471	—	471	—	—
Total derivative liabilities, net	25,225	—	103,107	—	(77,882)
Total liabilities at recurring estimated fair value	$25,225	$—	$103,107	$—	$(77,882)

Mortgage loans held for portfolio (3)	$3,492	$—	$—	$3,492	$—
Total assets at non-recurring estimated fair value	$3,492	$—	$—	$3,492	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $22,764 at September 30, 2017 for which variation margin payments are characterized as daily settled contracts).

(2)	Amounts are as of the date the fair value adjustment was recorded during the nine months ended September 30, 2017.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Level 3 Rollforward - AFS private-label RMBS	2017	2016	2017	2016
Balance, beginning of period	$244,263	$288,143	$269,119	$319,186
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	1,644	2,064	5,300	7,364
Net losses on changes in fair value in other income (loss)	(11)	(75)	(166)	(168)
Net change in fair value not in excess of cumulative non-credit losses in OCI	(5)	(131)	(3)	(79)
Unrealized gains (losses) in OCI	1,617	564	3,199	(5,733)
Reclassification of non-credit portion in OCI to other income (loss)	11	75	166	168
Purchases, issuances, sales and settlements:
Settlements	(15,750)	(10,957)	(45,846)	(41,055)
Balance, end of period	$231,769	$279,683	$231,769	$279,683

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,633	$1,989	$5,134	$6,336

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2017
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$83,851	$168,773	$252,624
Unused lines of credit (1)	1,028,459	—	1,028,459
Commitments to fund additional advances (2)	10,500	—	10,500
Commitments to fund or purchase mortgage loans, net (3)	133,530	—	133,530
Unsettled CO bonds, at par	615,000	—	615,000
Unsettled discount notes, at par	20,362	—	20,362

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Pledged Collateral. At September 30, 2017 and December 31, 2016, we had pledged cash collateral, at par, of $77,339 and $35,421, respectively, to counterparties and clearing agents. Additionally, at September 30, 2017, variation margin for daily settled contracts totaled $22,764. At September 30, 2017 and December 31, 2016, we had not pledged any securities as collateral.

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
In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded. Cash settlement payments, net of legal fees and litigation expenses, totaled $134 and $312 for the three and nine months ended September 30, 2017, respectively, compared to $0 and $60 for the three and nine months ended September 30, 2016, respectively, and were recorded in other income.

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

	Capital Stock and MRCS		Advances
Date	Par value	% of Total	Par value	% of Total
September 30, 2017	$40,317	2%	$555,508	2%
December 31, 2016	50,810	3%	627,105	2%

The par values at September 30, 2017 reflect changes in the composition of directors' financial institutions effective January 1, 2017, due to changes in board membership resulting from the 2016 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions with Directors' Financial Institutions	2017	2016	2017	2016
Net capital stock issuances (redemptions and repurchases)	$90	$887	$3,664	$1,516
Net advances (repayments)	(17,700)	36,681	47,151	200,642
Mortgage loans purchases	11,187	10,891	25,234	29,887

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

In September 2017, the FOMC maintained the target range for the federal funds rate of 1% to 1.25%. Positive economic growth measures, including job gains, rising economic activity, a low unemployment rate, increasing household spending, and expanding business fixed investment were noted as supporting an increase to the federal funds target range. However, measures of inflation have declined and are below the 2 percent benchmark, leading to the FOMC’s decision to maintain the federal funds target range. The FOMC intends to maintain its policy of reinvesting principal payments from its holdings of agency debt, and agency MBS into agency MBS. However, during October 2017, the FOMC initiated a balance sheet normalization, which is designed to gradually reduce the Federal Reserve’s balance of securities by decreasing the amount of principal payments reinvested. Yields on U.S. Treasuries were fairly stable during the third quarter of 2017, with the 10-year yield ranging from 2.06% to 2.39%, and ending the quarter at 2.33%.
U.S. GDP increased at an annual rate of 3.0% during the third quarter of 2017 based on the advance estimate by the Bureau of Economic Analysis. The third quarter increase in real GDP reflected growth from personal consumption expenditures, private inventory investment, nonresidential fixed investment and exports, partially offset by negative contributions from residential fixed investment and state and local government spending.
The U.S. Bureau of Labor Statistics reported that the unemployment rate declined to 4.2% in September, 2017, despite job losses related to hurricanes in southeast U.S. and a slight decline in nonfarm payroll employment. Health care, transportation and warehousing, professional and business services, social assistance, and financial activities were cited as contributors to employment growth. Indiana and Michigan’s preliminary unemployment rates for September 2017 were 3.8% and 4.3%, respectively.
Freddie Mac’s October, 2017 Outlook focused on the impact of the three recent major hurricanes on the housing market. Prior to the hurricanes, concerns were raised about the slow pace of home construction activity. With many homes damaged or destroyed in the aftermath of the hurricanes, there will be more pressure on the already tight housing inventory. Further, the construction labor market is also tight, which could slow the pace of repairing or replacing houses affected by the hurricanes. The potential for a growing number of mortgage delinquencies and defaults in the affected regions was also cited as a potential concern. However, this assessment of the housing market concluded with a reminder that the hurricanes directly impacted a relatively small segment of the U.S. housing market.
Indiana University’s Center for Economic Model Research projects an annual income growth rate for Indiana of 4.2% through 2020, slightly lower than its 4.3% projection for the national income growth rate. Indiana’s unemployment rate is projected to increase from 3.3% for the second quarter of 2017 to 4.3% by the end of 2020. The University of Michigan Research Seminar in Quantitative Economics projects Michigan’s job growth rate to range between 0.6% and 1.1% during 2017 and 2018, following a peak of 3.0% for the fourth quarter of 2016. Professional and business services, along with leisure and hospitality, and transportation are expected to drive job growth overcoming modest declines projected in the manufacturing sector.
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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Statement of Condition:
Advances	$32,953	$32,253	$29,671	$28,096	$26,473
Mortgage loans held for portfolio, net	10,196	9,894	9,633	9,501	9,270
Cash and investments (1)	18,718	18,234	17,059	16,008	16,864
Total assets	62,178	60,712	56,669	53,907	52,909
Discount notes	22,381	21,036	18,399	16,802	16,393
CO bonds	35,902	35,282	34,470	33,467	32,740
Total consolidated obligations	58,283	56,318	52,869	50,269	49,133
MRCS	165	167	167	170	179
Capital stock	1,779	1,702	1,554	1,493	1,438
Retained earnings (2)	949	925	903	887	862
AOCI	103	96	80	56	40
Total capital	2,831	2,723	2,537	2,436	2,340

Statement of Income:
Net interest income	$69	$64	$59	$54	$49
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(3)	(4)	(3)	13	(4)
Other expenses	20	19	20	22	19
AHP assessments	5	4	4	5	3
Net income	$41	$37	$32	$40	$23

Selected Financial Ratios:
Net interest margin (3)	0.45%	0.44%	0.43%	0.41%	0.38%
Return on average equity (4)	5.95%	5.77%	5.18%	6.73%	4.03%
Return on average assets (4)	0.26%	0.25%	0.23%	0.30%	0.18%
Weighted average dividend rate (5)	4.25%	4.25%	4.25%	4.25%	4.25%
Dividend payout ratio (6)	42.67%	41.98%	49.21%	37.14%	63.28%
Total capital ratio (7)	4.55%	4.49%	4.48%	4.52%	4.42%
Total regulatory capital ratio (8)	4.65%	4.60%	4.63%	4.73%	4.69%
Average equity to average assets	4.44%	4.41%	4.46%	4.51%	4.41%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized.

(5)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, would be 46%, 50%, 39%, 65% and 65%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Comparative Highlights	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net interest income	$69	$49	$20	39%	$192	$144	$48	33%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	69	49	20	39%	192	144	48	33%
Other income (loss)	(3)	(4)	1		(10)	(7)	(3)
Other expenses	20	19	1		59	56	3
Income before assessments	46	26	20	75%	123	81	42	51%
AHP assessments	5	3	2		13	8	5
Net income	41	23	18	76%	110	73	37	51%
Total other comprehensive income (loss)	7	25	(18)		47	17	30
Total comprehensive income	$48	$48	$—	(1%)	$157	$90	$67	75%

The increase in net income for the three months ended September 30, 2017 compared to the respective period in 2016 was primarily due to higher net interest income as a result of asset growth and higher spreads. The increase in net income for the nine months ended September 30, 2017 compared to the respective period in 2016 was also primarily due to higher net interest income as a result of asset growth and higher spreads, but was partially offset by higher expenses and net losses on derivatives and hedging activities.

The decrease in total OCI for the three months ended September 30, 2017 compared to the respective period in 2016 was primarily due to lower unrealized gains on non-OTTI AFS securities. The increase in total OCI for the nine months ended September 30, 2017 compared to the respective period in 2016 was primarily due to a increase in the unrealized gains on AFS securities.

Changes in Financial Condition for the Nine Months Ended September 30, 2017. The following table presents the comparative highlights of the changes in our financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2017	December 31, 2016	$ Change	% Change
Advances	$32,953	$28,096	$4,857	17%
Mortgage loans held for portfolio, net	10,196	9,501	695	7%
Cash and investments (1)	18,718	16,008	2,710	17%
Other assets	311	302	9	3%
Total assets	$62,178	$53,907	$8,271	15%

Consolidated obligations	$58,283	$50,269	$8,014	16%
MRCS	165	170	(5)	(3%)
Other liabilities	899	1,032	(133)	(13%)
Total liabilities	59,347	51,471	7,876	15%
Capital stock, Class B putable	1,779	1,493	286	19%
Retained earnings (2)	949	887	62	7%
AOCI	103	56	47	83%
Total capital	2,831	2,436	395	16%
Total liabilities and capital	$62,178	$53,907	$8,271	15%

Total regulatory capital (3)	$2,893	$2,550	$343	13%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at September 30, 2017 and December 31, 2016 of $174 million and $152 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at September 30, 2017 compared to December 31, 2016 was primarily driven by an increase in advances outstanding. The increase in total liabilities at September 30, 2017 compared to December 31, 2016 was attributable to a net increase in consolidated obligations to fund our asset growth. The increase in total capital at September 30, 2017 compared to December 31, 2016 was primarily a result of additional capital stock issued to members in connection with the increase in advances.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,126	$15	1.17%	$4,245	$4	0.41%
Investment securities (2)	12,790	66	2.03%	12,241	49	1.59%
Advances (3)	32,183	113	1.39%	25,972	55	0.85%
Mortgage loans held for portfolio (3)	10,066	79	3.13%	9,015	68	3.00%
Other assets (interest-earning) (4)	424	1	1.36%	382	1	0.71%
Total interest-earning assets	60,589	274	1.79%	51,855	177	1.36%
Other assets (5)	397			38
Total assets	$60,986			$51,893

Liabilities and Capital:
Interest-bearing deposits	$546	1	0.96%	$645	—	0.12%
Discount notes	21,014	55	1.03%	16,154	17	0.41%
CO bonds (3)	35,840	147	1.63%	31,879	109	1.36%
MRCS	166	2	4.22%	176	2	4.24%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	57,566	205	1.41%	48,854	128	1.04%
Other liabilities	710			749
Total capital	2,710			2,290
Total liabilities and capital	$60,986			$51,893

Net interest income		$69			$49

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.32%

Net interest margin (6)			0.45%			0.38%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,013	$36	0.96%	$4,228	$12	0.38%
Investment securities (2)	12,560	173	1.84%	11,836	132	1.49%
Advances (3)	30,439	282	1.24%	25,772	156	0.81%
Mortgage loans held for portfolio (3)	9,793	233	3.19%	8,583	205	3.19%
Other assets (interest-earning) (4)	357	3	1.23%	325	2	0.75%
Total interest-earning assets	58,162	727	1.67%	50,744	507	1.33%
Other assets (5)	445			280
Total assets	$58,607			$51,024

Liabilities and Capital:
Interest-bearing deposits	$555	3	0.76%	$598	—	0.09%
Discount notes	19,743	122	0.83%	16,251	48	0.39%
CO bonds (3)	34,835	405	1.55%	31,085	310	1.33%
MRCS	167	5	4.22%	144	5	4.41%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	55,300	535	1.29%	48,078	363	1.01%
Other liabilities	708			676
Total capital	2,599			2,270
Total liabilities and capital	$58,607			$51,024

Net interest income		$192			$144

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.32%

Net interest margin (6)			0.44%			0.38%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

(1)	Annualized.

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

The increase in net interest income for the three and nine months ended September 30, 2017 compared to the respective periods in 2016 was due to asset growth and higher spreads.

Yields. The average yield on total interest-earning assets for the three months ended September 30, 2017 was 1.79%, an increase of 43 bps compared to the same period in 2016, resulting primarily from higher yields on advances and investment securities. The average cost of total interest-bearing liabilities for the three months ended September 30, 2017 was 1.41%, an increase of 37 bps from the prior year period due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the three months ended September 30, 2017 from 0.32% for the three months ended September 30, 2016.

The average yield on total interest-earning assets for the nine months ended September 30, 2017 was 1.67%, an increase of 34 bps compared to the same period in 2016, resulting primarily from higher yields on advances and investment securities. The average cost of total interest-bearing liabilities for the nine months ended September 30, 2017 was 1.29%, an increase of 28 bps from the prior year period due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the nine months ended September 30, 2017 from 0.32% for the nine months ended September 30, 2016.

Average Balances. The average balances of interest-earning assets for both the three and nine months ended September 30, 2017 increased compared to the respective periods in 2016, largely due to advances, mortgage loans and investment securities. The average amount of advances outstanding increased for the three and nine months ended September 30, 2017 by 24% and 18%, respectively, generally driven by member funding needs. The average outstanding amount of mortgage loans held for portfolio increased for the three and nine months ended September 30, 2017 by 12% and 14%, respectively, due to strong demand by our members for MPP Advantage. The increase in the average balances of investment securities was due primarily to purchases of GSE MBS in 2017 and purchases of GSE debentures in 2016. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the three and nine months ended September 30, 2017 compared to the respective periods in 2016 was insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2017	2016	2017	2016
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(4)	(5)	(13)	(10)
Other	1	1	3	3
Total other income (loss)	$(3)	$(4)	$(10)	$(7)

The changes in total other income for the three and nine months ended September 30, 2017 compared to the respective periods in 2016 was primarily due to fluctuations in the net losses on derivatives and hedging activities.

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

For those hedging relationships that qualified for hedge accounting, the differences between the changes in the estimated fair value of the hedged items and the changes in the estimated fair value of the associated interest rate swaps, i.e., hedge ineffectiveness, resulted in a net loss for the three and nine months ended September 30, 2017 of $3 million and $11 million, respectively, compared to a net loss of $5 million and $8 million, respectively, for the same periods in 2016. The increase in losses for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly FNMA Delegated Underwriting and Servicing (DUS) MBS. There is less offsetting hedge ineffectiveness on the related funding due to the increased issuance of floating rate notes.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $1 million and $2 million for the three and nine months ended September 30, 2017, respectively, compared to net losses of $146 thousand and $2 million, respectively, for the same periods in 2016.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended September 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$—	$—	$—	$—
Net interest settlements (2)	(7)	(9)	—	3	—	—	(13)
Total net interest income	(7)	(9)	—	3	—	—	(13)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(5)	—	1	—	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	(1)	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(5)	—	1	(1)	—	(4)
Total net effect of derivatives and hedging activities	$(6)	$(14)	$—	$4	$(1)	$—	$(17)

Three Months Ended September 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$1
Net interest settlements (2)	(22)	(24)	—	5	—	(41)
Total net interest income	(22)	(23)	—	5	—	(40)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(9)	—	4	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	(9)	—	4	—	(5)
Total net effect of derivatives and hedging activities	$(22)	$(32)	$—	$9	$—	$(45)

Nine Months Ended September 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(27)	(40)	—	11	—	—	(56)
Total net interest income	(27)	(39)	—	11	—	—	(55)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(10)	—	(2)	—	—	(11)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	(1)	—	(2)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(10)	(1)	(2)	(1)	—	(13)
Total net effect of derivatives and hedging activities	$(26)	$(49)	$(1)	$9	$(1)	$—	$(68)

Nine Months Ended September 30, 2016	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$7	$(1)	$—	$—	$6
Net interest settlements (2)	(76)	(76)	—	15	—	(137)
Total net interest income	(76)	(69)	(1)	15	—	(131)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(13)	—	5	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	(1)	—	(1)	—	—	(2)
Net gains (losses) on derivatives and hedging activities	(1)	(13)	(1)	5	—	(10)
Total net effect of derivatives and hedging activities	$(77)	$(82)	$(2)	$20	$—	$(141)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2017	2016	2017	2016
Compensation and benefits	$12	$11	$35	$33
Other operating expenses	7	7	19	18
Finance Agency and Office of Finance expenses	1	1	5	4
Other	—	—	—	1
Total other expenses	$20	$19	$59	$56

The increase in compensation and benefits for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase in personnel. The increase in other operating expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher contractual services and professional fees as a result of strategic and operational initiatives.

Total Other Comprehensive Income (Loss). Total other comprehensive income for the three and nine months ended September 30, 2017 consisted substantially of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the three and nine months ended September 30, 2016 also consisted substantially of unrealized gains on non-OTTI AFS securities, with a partial offset of unrealized losses on OTTI AFS securities for the nine month period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2017	2016	2017	2016
Net interest income	$52	$38	$140	$104
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(2)	(4)	(9)	(6)
Other expenses	17	16	50	48
Income before assessments	33	18	81	50
Total assessments	4	2	9	6
Net income	$29	$16	$72	$44

The increase in net income for the Traditional segment for the three and nine months ended September 30, 2017 compared to the respective periods in 2016 was due to higher net interest income, primarily as a result of a higher average balance of, and higher spreads on, both advances and investment securities. The increase for the nine month period was partially offset by higher expenses and net losses on derivatives and hedging activities.

Mortgage Loans. The Mortgage Loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our Mortgage Loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2017	2016	2017	2016
Net interest income	$17	$11	$52	$41
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(1)	—	(1)	(1)
Other expenses	3	3	9	8
Income before assessments	13	8	42	32
Total assessments	1	1	4	3
Net income	$12	$7	$38	$29

The increase in net income for the Mortgage Loans segment for the three and nine months ended September 30, 2017 compared to the respective periods in 2016 was primarily due to higher net interest income resulting from an increase in the average outstanding balance of mortgage loans held for portfolio, a decrease in amortization of concession fees on called consolidated obligations, and a decrease in amortization of purchased premium resulting from lower prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2017		December 31, 2016
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$32,953	53%	$28,096	52%
Mortgage loans held for portfolio, net	10,196	16%	9,501	18%
Cash and short-term investments	5,927	10%	4,128	8%
Investment securities	12,791	21%	11,880	22%
Other assets (1)	311	—%	302	—%
Total assets	$62,178	100%	$53,907	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $62.2 billion as of September 30, 2017, a net increase of $8.3 billion or 15% compared to December 31, 2016, driven primarily by an increase in advances outstanding. The mix of our total assets changed slightly, primarily due to the growth in advances.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options. Advances at carrying value totaled $33.0 billion at September 30, 2017, a net increase of $4.9 billion or 17% compared to December 31, 2016. This increase was primarily due to an increase in short-term advances to depository institution members.

Advances due in one year or less increased from 45% of the total outstanding, at par, at December 31, 2016 to 50% of the total outstanding, at par, at September 30, 2017, reflecting members' increased demand for short-term funding. See Notes to Financial Statements - Note 6 - Advances for more information.

In accordance with the Final Membership Rule, by February 19, 2017, the memberships of the eight captive insurers that were admitted as members on or after September 12, 2014 were terminated and all of their outstanding advances were fully repaid.

The table below presents advances by type of financial institution ($ amounts in millions).

	September 30, 2017		December 31, 2016
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,180	46%	$10,805	39%
Credit unions	2,944	9%	2,385	8%
Total depository institutions	18,124	55%	13,190	47%
Insurance companies:
Captive insurance companies (1)	—	—%	56	—%
Captive insurance companies (2)	3,114	9%	3,310	12%
Other insurance companies	11,708	36%	11,482	41%
Total insurance companies	14,822	45%	14,848	53%

Total members	32,946	100%	28,038	100%

Former members	59	—%	94	—%

Total advances	$33,005	100%	$28,132	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

When a borrower prepays an advance, the Bank's future income will be lower if the principal portion of the prepaid advance is reinvested in lower-yielding assets that continue to be funded by higher-cost debt. At September 30, 2017, we had $8.9 billion, or 27%, of advances outstanding, at par, that may be prepaid without prepayment or termination fees. All other advances may only be prepaid if the borrower pays a fee that is sufficient to make us financially indifferent to the prepayment.

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

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2017		December 31, 2016
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Original	$907	9%	$1,096	12%
Conventional Advantage	8,363	84%	7,412	80%
FHA	376	4%	422	4%
Total MPP	9,646	97%	8,930	96%
MPF Program:
Conventional	256	2%	288	3%
Government	64	1%	75	1%
Total MPF Program	320	3%	363	4%

Total mortgage loans held for portfolio	$9,966	100%	$9,293	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $7 million at September 30, 2017 and $9 million at December 31, 2016. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at September 30, 2017 and December 31, 2016. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

During the third quarter of 2017, major hurricanes caused substantial damage to property in several states on the southeastern coasts of the United States. In response to those hurricanes, the Bank communicated to its mortgage loan servicers that special relief would be available for borrowers in Federal Emergency Management Agency ("FEMA") designated disaster areas. Under this relief, mortgage loan servicers are authorized to grant forbearance or temporarily suspend mortgage payments for up to 90 days for borrowers whose income is affected by the disaster or for borrowers whose property is located in a FEMA designated disaster area. Mortgage loan servicers were also directed to suspend collections and foreclosure proceedings in these areas for 90 days. Based on the circumstances of individual borrowers, additional forbearance time may be granted.

The Bank has sought to analyze the potential impact of the hurricanes on the Bank’s mortgage loans held for portfolio. Because all or a portion of any incurred losses would be covered by the credit enhancements in place and because there is no concentration of the Bank's loans in the affected states, we do not expect that any net losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations. Based on the limited information currently available, we did not record any additional allowance for loan losses as of September 30, 2017. If additional information becomes available indicating that any losses are probable and the amount of the loss can be reasonably estimated, we will record an appropriate addition to the allowance at that time.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	September 30, 2017	December 31, 2016	Change
Cash and short-term investments:
Cash and due from banks	$70	$547	$(477)
Interest-bearing deposits	301	150	151
Securities purchased under agreements to resell	2,721	1,781	940
Federal funds sold	2,835	1,650	1,185
Total cash and short-term investments	5,927	4,128	1,799

Investment securities:
AFS securities:
GSE and TVA debentures	4,525	4,715	(190)
GSE MBS	2,227	1,076	1,151
Private-label RMBS	232	269	(37)
Total AFS securities	6,984	6,060	924
HTM securities:
Other U.S. obligations - guaranteed MBS	3,171	2,679	492
GSE MBS	2,589	3,082	(493)
Private-label RMBS and ABS	47	59	(12)
Total HTM securities	5,807	5,820	(13)
Total investment securities	12,791	11,880	911

Total cash and investments, carrying value	$18,718	$16,008	$2,710

Cash and Short-Term Investments. Cash and short-term investments totaled $5.9 billion at September 30, 2017, an increase of 44% compared to December 31, 2016. Cash and short-term investments as a percent of total assets were 10% at September 30, 2017 compared to 8% at December 31, 2016.

The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Investment Securities. AFS securities totaled $7.0 billion at September 30, 2017, a net increase of 15% compared to $6.1 billion at December 31, 2016. The increase resulted substantially from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%. Net unrealized gains on AFS securities at September 30, 2017 were $112 million, an increase of $46 million compared to December 31, 2016, primarily due to increased volume and changes in interest rates, credit spreads and volatility.

The percentage of non-MBS AFS securities due in one year or less decreased to 3% at September 30, 2017 from 21% at December 31, 2016, and the percentage due after one year through five years increased to 53% at September 30, 2017 from 39% at December 31, 2016. The changes were due primarily to reinvestments in longer-term securities during 2017. See Notes to Financial Statements - Note 3 - Available-for-Sale Securities for more information.

HTM securities totaled $5.8 billion at September 30, 2017, relatively unchanged from December 31, 2016. At September 30, 2017, the estimated fair value of our HTM securities totaled $5.8 billion, of which $2.3 billion was in an unrealized loss position, a decrease of 32% from $3.4 billion at December 31, 2016, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses decreased from $23 million at December 31, 2016 to $12 million at September 30, 2017. See Notes to Financial Statements - Note 4 - Held-to-Maturity Securities for more information.

See Risk Management - Credit Risk Management - Investments - Long-Term Investments herein for more information on our investment securities.

Interest Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

Interest Rate Payment Terms	September 30, 2017	December 31, 2016
AFS Securities:
Total non-MBS fixed-rate	$4,478	$4,693
MBS:
Fixed-rate	2,195	1,061
Variable-rate	199	239
Total MBS	2,394	1,300

Total AFS securities, at amortized cost	$6,872	$5,993

HTM Securities:
MBS and ABS:
Fixed-rate	$1,213	$1,512
Variable-rate	4,594	4,308
Total MBS and ABS	5,807	5,820

Total HTM securities, at amortized cost	$5,807	$5,820

Fixed-rate AFS MBS at September 30, 2017 increased significantly compared to December 31, 2016, but substantially all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $59.3 billion at September 30, 2017, a net increase of 15% compared to December 31, 2016. This increase was due to a net increase in consolidated obligations to fund our asset growth.

Deposits (Liabilities). Total deposits were $490 million at September 30, 2017, an decrease of 7% compared to December 31, 2016. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

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

The carrying value of consolidated obligations outstanding at September 30, 2017 totaled $58.3 billion, a net increase of $8.0 billion or 16% from December 31, 2016, primarily due to an increase in discount notes to fund short-term advances. Access to short-term debt markets has been reliable because institutional investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBanks' short-term debt as an asset of choice, which has led to advantageous funding opportunities and utilization by the FHLBanks of debt maturing in one year or less.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2017		December 31, 2016
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,418	38%	$16,820	34%
CO bonds	14,378	25%	16,234	32%
Total due in 1 year or less	36,796	63%	33,054	66%
Long-term CO bonds	21,566	37%	17,274	34%
Total consolidated obligations	$58,362	100%	$50,328	100%

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

Derivatives. As of September 30, 2017 and December 31, 2016, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $142 million and $135 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $1 million and $25 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item, whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2017	December 31, 2016
Advances	$10,047	$9,382
Investments	7,046	6,244
Mortgage loans	518	548
CO bonds	11,100	8,865
Discount notes	298	773
Total notional	$29,009	$25,812

Total Capital. Total capital at September 30, 2017 was $2.8 billion, a net increase of $395 million or 16% compared to December 31, 2016. This increase was due primarily to additional capital stock issued to members in connection with the increase in advances. Other comprehensive income and the growth of retained earnings also contributed to the increase.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2017	December 31, 2016
Capital stock	63%	61%
Retained earnings	33%	37%
AOCI	4%	2%
Total GAAP capital	100%	100%

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2017	December 31, 2016
Total GAAP capital	$2,831	$2,436
Exclude: AOCI	(103)	(56)
Add: MRCS	165	170
Total regulatory capital	$2,893	$2,550

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $5.9 billion at September 30, 2017. During the first nine months of 2017, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $179.6 billion.

We have not identified any trends, demands, commitments, events or uncertainties that are likely to materially increase or decrease our liquidity.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	September 30, 2017		December 31, 2016
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$895	46%	$691	41%
Credit unions	232	12%	212	14%
Total depository institutions	1,127	58%	903	55%
Insurance companies	652	33%	590	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,779	91%	1,493	90%

MRCS:
Captive insurance companies (1)	—	—%	3	—%
Captive insurance companies (2)	152	8%	152	9%
Former members (3)	13	1%	15	1%
Total MRCS	165	9%	170	10%

Total regulatory capital stock	$1,944	100%	$1,663	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

(3)
Balances at September 30, 2017 and December 31, 2016 include $4 million and $6 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed or repurchased until the associated credit products and other obligations are no longer outstanding.

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

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	September 30, 2017	December 31, 2016
Member capital stock not subject to outstanding redemption requests	$262	$238
Member capital stock subject to outstanding redemption requests	4	2
MRCS	28	25
Total excess capital stock	$294	$265

Excess stock as a percentage of regulatory capital stock	15%	16%

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our total excess stock at September 30, 2017 was 0.5% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so, subject to these regulatory limitations.

Capital Distributions. On October 26, 2017, our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the Finance Agency's risk-based capital requirement. As presented in the following table, we were in compliance with the requirement at September 30, 2017 and December 31, 2016 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2017	December 31, 2016
Credit risk	$369	$346
Market risk	266	239
Operations risk	191	176
Total risk-based capital requirement	$826	$761

Permanent capital	$2,893	$2,550

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

Off-Balance Sheet Arrangements

At September 30, 2017, principal previously paid in full by our MPP servicers totaling $2 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 8 - Allowance for Credit Losses for more information.

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
Other-Than-Temporary Impairment. The following table presents the significant modeling assumptions used to determine whether a security was OTTI during the three months ended September 30, 2017, as well as the related current credit enhancement as of September 30, 2017 ($ amounts in millions).

		Significant Modeling Assumptions for all private-label RMBS and ABS (2)			Current Credit Enhancement (2)
Classification	UPB (1)	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$278	13%	7%	23%	4%
Total Alt-A	—	10%	5%	11%	11%
Total private-label RMBS	$278	13%	7%	23%	4%

Home equity loan ABS:
Total subprime - home equity loans (3)	$1	7%	30%	41%	—%

(1)	Excludes one manufactured housing loan ABS, with a UPB of $7 million, for which underlying collateral data is not readily available and alternative procedures are used to evaluate for OTTI.

(2)	Weighted average based on UPB.

(3)	Modeling assumptions assume no payout from monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended September 30, 2017 totaled $14 thousand. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period were virtually unchanged. The adverse scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities.

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

Legislative and Regulatory Developments.

Information Security Management Advisory Bulletin. On September 28, 2017, the Finance Agency issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The advisory bulletin describes three main components of an information security program and reflects the expectation that each FHLBank will use a risk-based approach to implement its information security program. The advisory bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs relating to enhancements to our information security program.

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

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs and substantially increase the amount of tracking, monitoring, and reporting that will be required of each FHLBank.

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

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

FRB and FDIC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts ("QFCs"). On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions ("GSIB") regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the FDIC adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions.  These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. We do not expect these final rules to materially affect our financial condition or results of operations.

LIBOR Transition.  In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced the FCA’s intention to cease sustaining LIBOR after 2021. The Federal Reserve Board had previously convened the Alternative Reference Rates Committee (“ARRC”) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC proposed an alternative rate in June 2017, and in August 2017, the Federal Reserve Board requested public comment on a proposal to begin publishing that and two other alternative rates beginning in 2018. We are not able to predict whether LIBOR will cease to be available after 2021, or whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR.  Because we routinely engage in transactions involving financial instruments that reference LIBOR, these developments could have a material impact on us.

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

Advances and Other Credit Products. As of September 30, 2017 and December 31, 2016, advances to our insurance company members represented 45% and 53%, respectively, of our total advances, at par. In 2016, our board of directors modified the initial borrowing limit for our insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. As of September 30, 2017, no insurance company member (excluding captive insurers) had total credit products outstanding in excess of this threshold.

The Final Membership Rule did not require us to terminate any credit extensions to captive insurance companies that were outstanding on the effective date. However, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of September 30, 2017, we had advances outstanding, at par, of $1.7 billion to one captive insurance company member whose total credit products exceeded the percentage limit. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2017, our top borrower held 16% of total advances outstanding, at par, and our top five borrowers held 44% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

September 30, 2017	AA	A	Total
Domestic	$—	$971	$971
Canada	—	400	400
Sweden	750	265	1,015
Australia	750	—	750
Total unsecured credit exposure	$1,500	$1,636	$3,136

Long-Term Investments. A Finance Agency regulation provides that the total value of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. Total regulatory capital consists of retained earnings, Class B capital stock and MRCS. These investments totaled 286% of total regulatory capital at September 30, 2017. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
September 30, 2017	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$301	$—	$—	$301
Securities purchased under agreements to resell	—	2,721	—	—	—	2,721
Federal funds sold	—	1,500	1,335	—	—	2,835
Total short-term investments	—	4,221	1,636	—	—	5,857
Long-term investments:
GSE and TVA debentures	—	4,525	—	—	—	4,525
GSE MBS	—	4,816	—	—	—	4,816
Other U.S. obligations - guaranteed RMBS	—	3,171	—	—	—	3,171
Private-label RMBS and ABS	—	4	17	2	255	278
Total long-term investments	—	12,516	17	2	255	12,790

Total investments, carrying value	$—	$16,737	$1,653	$2	$255	$18,647

Percentage of total	—%	90%	9%	—%	1%	100%

Mortgage Loans Held for Portfolio. See Risk Management - Mortgage Loans Held for Portfolio of our 2016 Form 10-K for information on loss allocation structures, mortgage insurance, and state concentrations for mortgage loans.

LRA. The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$8	$129	$137	$9	$97	$106
Additions	—	7	7	—	12	12
Claims paid	—	—	—	(1)	—	(1)
Distributions to PFIs	—	—	—	—	—	—
Liability, end of period	$8	$136	$144	$8	$109	$117

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$8	$118	$126	$9	$83	$92
Additions	—	18	18	1	26	27
Claims paid	—	—	—	(1)	—	(1)
Distributions to PFIs	—	—	—	(1)	—	(1)
Liability, end of period	$8	$136	$144	$8	$109	$117

Derivatives. The following table presents key information on derivative counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

September 30, 2017	Notional Amount	Net Estimated Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparties and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$2,303	$11	$(8)	$3
Uncleared derivatives - A	6,689	45	(41)	4
Uncleared derivatives - BBB	—	—	—	—
Cleared derivatives (2)	16,965	85	49	134
Liability positions with credit exposure
Uncleared derivatives - A	2,684	(5)	6	1
Cleared derivatives (2)	—	—	—	—
Total derivative positions with credit exposure to non-member counterparties	28,641	136	6	142
Total derivative positions with credit exposure to member institutions (3)	20	—	—	—
Subtotal - derivative positions with credit exposure	28,661	$136	$6	$142
Derivative positions without credit exposure	348
Total derivative positions	$29,009

(1)	Includes variation margin for daily settled contracts of $23 million at September 30, 2017.

(2)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(3)	Includes MDCs from member institutions (MPP).

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

Date	VaR
September 30, 2017	$266
December 31, 2016	239

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

September 30, 2017	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,234	$3,096	$2,976	$2,869	$2,758
Percent change in MVE from base	8.7%	4.0%	0%	(3.6)%	(7.3)%
MVE/Book value of equity (2)	107.9%	103.3%	99.3%	95.8%	92.1%
Duration of equity (3)	3.4	4.4	3.7	3.8	4.0

December 31, 2016
MVE	$2,545	$2,634	$2,604	$2,546	$2,467
Percent change in MVE from base	(2.3)%	1.1%	0%	(2.2)%	(5.3)%
MVE/Book value of equity (2)	97.7%	101.1%	99.9%	97.7%	94.7%
Duration of equity (3)	(5.3)	(0.1)	1.7	2.8	3.4

(1)	Given the current low interest rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2016 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition. The changes in the MVE sensitivity from December 31, 2016 was primarily due to an update of the vendor prepayment model used in market risk modeling.

(3)	We use interest rate shocks in 50 bp increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.13% at September 30, 2017 compared to 0.03% at December 31, 2016.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2016 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2017, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 9, 2017	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 9, 2017	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

November 9, 2017	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer