Form 10-K
period 2017-12-31
Federal Home Loan Bank of Indianapolis
filed 2018-03-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
Registrant's Class B stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2017, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $1.9 billion. At February 28, 2018, 20,395,278 shares of Class B stock were outstanding.

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
CE: Credit Enhancement
CFI: Community Financial Institution, an FDIC-insured depository institution with average total assets below an annually adjusted limit by the Director based on the Consumer Price Index
CFPB: Consumer Financial Protection Bureau
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
OIS: Overnight-Indexed Swap
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
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and/or a similar frozen plan
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended
SMI: Supplemental Mortgage Insurance
TBA: To Be Announced, which represents a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TDR: Troubled Debt Restructuring
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

◦
changes in the general level of housing activity in the United States and particularly our district states of Michigan and Indiana, the level of refinancing activity and consumer product preferences; and

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K. This Form 10-K, including the Business section and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our financial statements and notes, which are included in Item 8.

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Background Information

The Federal Home Loan Bank of Indianapolis is a regional wholesale bank that serves its member financial institutions in Michigan and Indiana. We are one of 11 regional FHLBanks across the United States, which, along with the Office of Finance, compose the FHLBank System established in 1932. Each FHLBank is a federal instrumentality of the United States of America that is privately capitalized and funded, receives no Congressional appropriations and operates as an independent entity with its own board of directors, management, and employees.

Our mission is to provide reliable and readily available liquidity to our member institutions in support of housing finance and community investment. Our advance and mortgage purchase programs provide funding to assist members with asset/liability management, interest-rate risk management, mortgage pipelines, and other liquidity needs. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost advances that help support affordable housing and economic development initiatives.

We are wholly owned by our member institutions. All federally- insured depository institutions (including commercial banks, savings associations and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, certain non-federally insured credit unions and non-captive insurance companies are eligible to become members of our Bank if they have a principal place of business, or are domiciled, in our district states of Michigan or Indiana. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period. Our capital stock is not publicly-traded; it is purchased by members from us and redeemed or repurchased by us at the stated par value. With written approval from us, a member may transfer any of its excess capital stock in our Bank to another member at par value.

As a financial cooperative, our members are also our primary customers. We are generally limited to making advances to and purchasing mortgage loans from members; however, by regulation, we are also permitted to make advances to and purchase loans from Housing Associates, but they may not purchase our stock and have no voting rights. We do not lend directly to, or purchase mortgage loans directly from, the general public.

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

Each FHLBank was organized under the authority of the Bank Act as a GSE, i.e., an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

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

As an FHLBank, we seek to maintain a balance between our public policy mission and our goal of providing adequate returns on our members' capital.

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

These operating segments are (i) traditional, which consists of credit products, investments, and correspondent services and deposits; and (ii) mortgage loans, which consist substantially of mortgage loans purchased from our members through our MPP. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 18 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including advances, letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets.

Our primary credit product is advances. Members utilize advances for a wide variety of purposes including, but not limited to:

•	funding for single-family mortgages and multi-family mortgages held in portfolio, including both conforming and non-conforming mortgages (as determined in accordance with secondary market criteria);

•	temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	funding for commercial real estate loans and, especially with respect to CFIs, funding for small business, small farm, and small agri-business portfolio loans;

•	acquiring or holding MBS;

•	short-term liquidity;

•	asset/liability and interest-rate risk management;

•	a cost-effective alternative to holding short-term investments to meet contingent liquidity needs;

•	a competitively priced alternative source of funds, especially with respect to smaller members with less diverse funding sources; and

•	low-cost funding to help support affordable housing and economic development initiatives.

We offer standby letters of credit, typically for up to 10 years in term, which are rated Aaa by Moody's and AA+ by S&P. Letters of credit are performance contracts that guarantee the performance of a member to a third party and are subject to the same collateralization and borrowing limits that are applicable to advances. Letters of credit may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, or liquidity. We also offer a standby letter of credit product to collateralize public deposits.

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

•
Fixed-rate Amortizing Advances, which are fixed-rate advances that require principal payments either monthly, annually, or based on a specified amortization schedule and may have a balloon payment of remaining principal at maturity.

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

Advances Concentration. Credit risk can be magnified if a lender's portfolio is concentrated in a few borrowers. At December 31, 2017, our top five borrowers accounted for 45% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these customers.

The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions). At our discretion, and provided the borrower meets our contractual requirements, advances to borrowers that are no longer members may remain outstanding until maturity, subject to certain regulatory requirements.

December 31, 2017	Advances Outstanding	% of Total
Flagstar Bank, FSB	$5,665	17%
Lincoln National Life Insurance Company	2,900	8%
Jackson National Life Insurance Company	2,621	8%
Chemical Bank	2,337	7%
American United Life Insurance Company	1,671	5%
Subtotal - largest borrowers	15,194	45%
Next five largest borrowers	6,802	19%
Others	12,173	36%
Total advances, par value	$34,169	100%

December 31, 2016	Advances Outstanding	% of Total
Lincoln National Life Insurance Company	$3,350	12%
Flagstar Bank, FSB	2,980	11%
Jackson National Life Insurance Company	2,376	8%
Tuebor Captive Insurance Company LLC	1,660	6%
IAS Services LLC	1,650	6%
Subtotal - largest borrowers	12,016	43%
Next five largest borrowers	5,601	20%
Others	10,515	37%
Total advances, par value	$28,132	100%

For the years ended December 31, 2017, 2016, and 2015, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one customer that exceeded 10% of our total interest income.

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

With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority status afforded the FHLBanks under Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to insurance company members. However, our security interests in collateral posted by insurance company members have express statutory protections in the jurisdictions where our members are domiciled. In addition, we monitor applicable states' laws, and take all necessary action to obtain and maintain a prior perfected security interest in the collateral, including by taking possession or control of the collateral when appropriate.

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

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection, including (in the case of members and former members) the borrower's stock in our Bank.

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

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after their purchase;

•	whole mortgages or other whole loans, except for:

◦	those acquired under the MPP or the MPF Program;

◦	certain investments targeted to low-income persons or communities; and

◦	certain foreign housing loans authorized under Section 12(b) of the Bank Act; and

•	non-United States dollar denominated securities.

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

For the years ended December 31, 2017, 2016, and 2015, no mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income. See Item 1A. Risk Factors - A Loss of Significant Borrowers, PFIs, Acceptable Loan Servicers or Other Financial Counterparties Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration for additional information.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using an NRSRO credit risk model. The model is used to evaluate each MCC or pool of MCCs to ensure the LRA percentage as credit enhancement is sufficient. The model evaluates the characteristics of the loans the PFIs actually delivered for the likelihood of timely payment of principal and interest. The model's results are based on numerous standard borrower and loan attributes, such as the LTV ratio, loan purpose (such as purchase of home, refinance, or cash-out refinance), type of documentation, income and debt expense ratios and credit scores. Based on the credit assessment, we are required to hold risk-based capital to help mitigate the potential credit risk in accordance with the Finance Agency regulations.

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

•
Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflects our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 6 to 20 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 20 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum five-year lock-out period after the pool is closed to acquisitions.

•
MPP Advantage. The LRA for MPP Advantage differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and is based on the principal amount purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 120 bps of the principal amount. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first five years after the pool is closed to acquisitions. We absorb any losses in excess of available LRA funds.

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

Those PFIs that retain servicing rights receive a monthly servicing fee and may be required to undergo a review by a third-party quality control contractor that advises the PFIs of any deficiencies in servicing procedures or processes and then notifies us so that we can monitor the PFIs' performance. The PFIs that retain servicing rights can sell those rights at a later date with our approval. Servicing activities, whether retained or released, are subject to review by our master servicer, BNY Mellon. If we deem servicing to be inadequate, we can require that the servicing of those loans be transferred to a servicer that is acceptable to us.

The servicers are responsible for all aspects of servicing, including, among other responsibilities, the administration of any foreclosure and claims processes from the date we purchase the loan until the loan has been fully satisfied. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. As the servicer progresses through the process from foreclosure to liquidation, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process.

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

In 2016 and 2015, our conventional mortgage purchase volume exceeded $2.5 billion. The Finance Agency determined with respect to those two years, however, that it would not require us to submit a housing plan, which could otherwise have been required under the regulation.

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

Consolidated Obligation Discount Notes. We also issue discount notes to provide short-term funds. These securities can have maturities that range from one day to one year, and are offered daily through a discount note selling group and other authorized securities dealers. Discount notes are generally sold below their face values and are redeemed at par when they mature.

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

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our Enterprise Risk Management Policy establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are only permitted to execute derivative transactions to manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

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

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLBank Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBanks. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chair of the SEC, and the Director. The Federal Housing Finance Oversight Board functions as an advisory body to the Director. The Finance Agency's operating expenses are funded by assessments on the FHLBanks, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly information on our financial condition and results of operations, the Finance Agency conducts annual on-site examinations and performs periodic on- and off-site reviews in order to assess our safety and soundness.

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

GLB Act Amendments to the Bank Act. The GLB Act amended the Bank Act to require that each FHLBank maintain a capital structure comprised of Class A stock, Class B stock, or both. A member can redeem Class A stock upon six months' prior written notice to its FHLBank. A member can redeem Class B stock upon five years' prior written notice to its FHLBank. Class B stock has a higher weighting than Class A stock for purposes of calculating the minimum leverage requirement applicable to each FHLBank.

The Bank Act requires that each FHLBank maintain permanent capital and total capital in sufficient amounts to comply with specified, minimum risk-based capital and leverage capital requirements. From time to time, for reasons of safety and soundness, the Finance Agency may require one or more individual FHLBanks to maintain more permanent capital or total capital than is required by the regulations. Failure to comply with these requirements or the minimum capital requirements could result in the imposition of operating agreements, cease and desist orders, civil money penalties, and other regulatory action, including involuntary merger, liquidation, or reorganization as authorized by the Bank Act.

HERA Amendments to the Bank Act. In addition to establishing the Finance Agency, HERA eliminated regulatory authority to appoint directors to our board. HERA also eliminated regulatory authority to cap director fees (subject to the Finance Agency's review of reasonableness of such compensation), but placed additional controls over executive compensation.

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

Federal and State Banking Laws. We are generally not subject to the state and federal banking laws affecting United States retail depository financial institutions. However, the Bank Act requires the FHLBanks to submit reports to the Finance Agency concerning transactions involving loans and other financial instruments that involve fraud or possible fraud. In addition, we are required to maintain an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network pursuant to the Bank Secrecy Act and the USA Patriot Act.

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

Membership

Our membership territory is comprised of the states of Michigan and Indiana. In 2017, we gained 4 new members and lost 16 members (10 depositories as a result of in-district mergers and consolidations as well as 6 captive insurance companies), for a net loss of 12 members.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2017	% of Total	December 31, 2016	% of Total
Commercial banks and savings associations	201	53%	210	53%
Credit unions	123	32%	121	31%
Insurance companies	55	14%	60	15%
CDFIs	3	1%	3	1%
Total member institutions	382	100%	394	100%

Competition

We operate in a highly competitive environment. Member demand for advances is affected by, among other factors, the cost and availability of other sources of funds, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Other suppliers may include the United States government, the Federal Reserve Banks, corporate credit unions, the Central Liquidity Facility, investment banks, commercial banks, and in certain circumstances other FHLBanks. An example of this occurs when a financial holding company has subsidiary banks that are members of different FHLBanks and can, therefore, choose to take advances from the FHLBank with the best terms. Larger institutions may have access to all of these alternatives as well as independent access to the national and global credit markets. The availability of alternative funding sources can be affected by a variety of factors, including market conditions, member creditworthiness, regulatory restrictions, and collateral availability and valuation.

Likewise, our MPP is subject to significant competition. The most direct competition for mortgage purchases comes from other buyers or guarantors of government-guaranteed or conventional, conforming fixed-rate mortgage loans, such as Ginnie Mae, Fannie Mae and Freddie Mac.

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

Employees

As of December 31, 2017, we had 238 full-time employees and 3 part-time employees. Employees are not represented by a collective bargaining unit.

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

Our 2018 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com by selecting "Resources" and "Bulletins, Publications and Presentations".

Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on March 24, 2017. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Annual Report on Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Conduct or our 2018 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

We have identified the following risk factors that could have a material adverse effect on our Bank.

Changes in the Legal and Regulatory Environment for FHLBanks, Other Housing GSEs or Our Members May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership

We could be materially adversely affected by: the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, its Office of Inspector General, the SEC, the CFTC, the CFPB, the Financial Stability Oversight Council, the Comptroller General, the FASB or other federal or state financial regulatory bodies; or judicial decisions that alter the present regulatory environment. Likewise, whenever federal elections result in changes in the executive branch or in the balance of political parties’ representation in Congress, there is uncertainty as to potential administrative, regulatory and legislative actions that may materially adversely affect our business.

Changes that restrict the growth or alter the risk profile of our current business or prohibit the creation of new products or services could negatively impact our earnings. For example, our earnings could be negatively impacted by regulatory changes that (i) further restrict the types, characteristics or volume of mortgages that we may purchase through our MPP or otherwise reduce the economic value of MPP to our members, or (ii) require us to change the composition of our assets and liabilities. In addition, the regulatory environment affecting our members could be changed in a manner that would negatively impact their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank. Changes to the regulatory environment that affect our debt underwriters, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. Similarly, regulatory actions or public policy changes, including those that give preference to certain sectors, business models, regulated entities, or activities, could negatively impact us. For example, changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorship or as a result of legislative or regulatory changes, may impact funding costs for the FHLBanks, which could negatively affect our business and results of operations. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or any of the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive these issuers or their debt instruments as bearing increased risk.

The Finance Agency requires the FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to an FHLBank's cash outflows under two hypothetical scenarios for the treatment of maturing advances. This regulatory guidance is designed to provide sufficient liquidity to protect against temporary disruptions in the capital markets that affect the FHLBanks' access to funding. To satisfy these two scenarios, we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options. In certain circumstances we may also need to fund shorter-term advances with short-term discount notes that have maturities beyond those of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spreads. To the extent these increased prices make our advances less competitive, advance levels and net interest income may be negatively affected. In addition, issuance of new regulatory liquidity requirements or guidance in the future could substantially change the amount and characteristics of liquidity that we are required to maintain, which could adversely affect our business, profitability and results of operations.

The CFPB rules include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage loan. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the CFPB rules. A mortgage borrower can assert these defenses and causes of action against the original mortgage lender and against purchasers and other assignees of the mortgage loan, which would include us if we were to purchase a loan under our AMA programs or if we were to direct a servicer to foreclose on mortgage loan collateral. In addition, mortgage lenders unable to sell mortgage loans (whether because they are not qualified mortgages or otherwise) would be expected to retain such loans as assets. If we were to make advances secured, in part, by non-safe harbor qualified mortgages and subsequently liquidate such collateral, we could be subject to these defenses to foreclosure or causes of action for damages by mortgage borrowers. This risk, in turn, could reduce the value of our advances collateral, potentially reducing our likelihood of full repayment on our advances if we were required to sell such collateral.

Regulatory reform since the most recent financial crisis has tended to increase the amount of margin collateral that we must provide to collateralize certain kinds of financial transactions, and has broadened the categories of transactions for which we are required to post margin. For example, the Dodd-Frank Act and related regulatory reform has increased the margin we must provide for cleared and uncleared derivative transactions, and Financial Industry Regulatory Authority Rule 4210 will require us to exchange margin on certain MBS transactions beginning in June 2018. Materially greater margin requirements - due to Dodd-Frank Act derivatives regulatory reform, Financial Industry Regulatory Authority Rule 4210, or otherwise - could adversely affect the availability and pricing of our derivative transactions, making such trades more costly and less attractive as risk management tools. New and expanded margin requirements on derivatives and MBS could also change our risk exposure to our counterparties and may require us to enhance further our systems and processes.

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

Solvency frameworks comparable to the Dodd-Frank Act have been enacted by several members of the European Union pursuant to the European Bank Recovery and Resolution Directive ("BRRD") developed by the Financial Stability Board. We engage in financial transactions with counterparties which are domiciled in countries that have adopted the BRRD. The failure of any such counterparty could subject our transactions with such party to the BRRD solvency framework, the results of which may not be wholly predictable.

In addition, the federal banking regulators are undertaking rulemaking from the Basel Committee on Bank Supervision. The FDIC, OCC, and FRB have established new minimum capital standards for financial institutions that incorporate (which in some cases may further strengthen) the Basel III regulatory capital reforms. Similarly, in 2014, the FRB, OCC and FDIC jointly adopted a rule that incorporates (and in some cases increases) Basel III liquidity requirements. The liquidity coverage ratio ("LCR") rule requires certain non-banking financial organizations ("Covered Organizations") to maintain sufficient amounts of high quality liquid assets ("HQLA") to withstand a 30-day run on the Covered Organization following severe economic stress, based on certain assumptions about outflow rates for HQLAs. If the Covered Organization qualifies as an "advanced approaches" banking organization, the HQLA requirements are also applied on a consolidated basis to each United States-based banking subsidiary of such Covered Organization with more than $10.0 billion in assets. HQLAs must be unencumbered, although they may be pledged as part of a blanket lien to a U.S. central bank or GSE, as long as they do not currently support credit or access to payment services extended to the Covered Organization by such central bank or GSE. HQLAs are divided into three classes or levels. FHLBank consolidated obligations are considered "Level 2A" liquidity assets; as such they can be counted for liquidity purposes, but are subject to a 15% haircut and are capped at 40% of the liquidity requirement. This haircut could make it more costly for any Covered Organization to hold consolidated obligations, which could reduce demand for them. On the other hand, these changes appear to have increased demand for FHLBank advances from the largest depository institution members of the FHLBank System, but do not appear to have affected our members. The LCR rule provisions became fully effective as of January 1, 2017.

The combined effect of these new and amended rules may create unanticipated risks as well. For example, it is thought that the largest members of the FHLBank System have increased their advances levels to meet new Basel III regulatory requirements. At the same time, changes to SEC guidance pertaining to prime money market funds appears to have resulted in a significant increase in demand for government funds and agency debt, as well as FHLBank discount notes. These developments could influence regulatory guidance, particularly with respect to liquidity. We cannot predict what effects, if any, these developments will have on the FHLBank System as a whole or upon our Bank, nor can we predict what additional regulatory actions may be taken as a result.

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

A Failure or Interruption in Our Information Systems, Information Systems of Third-Party Vendors or Service Providers; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or a Cybersecurity Event Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

We rely heavily on our information systems and other technology to conduct and manage our business, which inherently involves large financial transactions with our members and other counterparties. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks are vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. In addition, our operations rely on the availability and functioning of our main office, our business resumption center and other facilities. There is no assurance that our business continuity plans, including our security measures, will provide fully effective security or prevent a failure or interruption in our operations. If we experience a significant failure or interruption in our business continuity, disaster recovery or certain information systems, or a significant cybersecurity event, we may be unable to conduct and manage our business functions effectively, we may incur significant expenses in remediating such incidents, and we may suffer reputational harm. Moreover, any of these occurrences could result in increased regulatory scrutiny of our operations.

Despite our policies, procedures, controls and initiatives, some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other critical services to third-party vendors and service providers, including the Office of Finance, derivatives clearing organizations, and loan servicers. Compromised security at any of those third parties could expose us to cyber attacks or other breaches. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or with increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. In addition, any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our advances, MPP, funding and hedging activities. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions in the past, and the United States government's measures to mitigate their effects, including increased capital requirements on dealers' inventory and other regulatory changes affecting dealers, have changed the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue our debt. Any further disruption in the debt market could have an adverse impact on our interest spreads, opportunities to call and reissue existing debt or roll over maturing debt, or ability to meet the Finance Agency's mandates on FHLBank liquidity.

A Loss of Significant Borrowers, PFIs, Acceptable Loan Servicers or Other Financial Counterparties Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration

The loss of any large borrower or PFI could adversely impact our profitability and our ability to achieve business objectives. The loss of a large borrower or PFI could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, loss of market share to non-depository institutions, resolution of a financially distressed member, or regulatory changes. As of December 31, 2017, our top two borrowers, Flagstar Bank, FSB and Lincoln National Life Insurance Company, held $5.7 billion and $2.9 billion, respectively, or a total of 25% of total advances outstanding, at par.

At December 31, 2017, 28% of our outstanding par value of MPP loans had been purchased from two PFIs. One of these PFIs originates mortgages on properties in several states, while the other PFI originates mortgages on properties principally in Michigan. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Therefore, our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

The number of counterparties that meet our internal and regulatory standards for derivative, repurchase, federal funds sold, TBA, and other financial transactions, such as broker-dealers and their affiliates, has decreased over time. Since the Dodd-Frank Act, however, the requirements for posting margin or other collateral to financial counterparties has tended to increase both in terms of the amount of collateral to be posted and the types of transactions for which margin is now required. Continuing consolidation in the financial services industry has also reduced the number of high-quality counterparties available to us. These factors tend to increase the risk exposure that we have to any one counterparty, and as such may tend to increase our reliance upon each of our counterparties. A failure of any one of our major financial counterparties, or continuing market consolidation, could affect our profitability, results of operations, and ability to enter into additional transactions with existing counterparties without exceeding internal or regulatory risk limits.

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

Uncertainty remains regarding possible longer-term effects resulting from rating actions. Any future downgrades in our credit ratings and outlook, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs, additional collateral posting requirements for certain derivative instrument transactions, or disruptions in our access to capital markets. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit losses from member products, investment securities and unsecured counterparties.

Member Products.

Advances. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to our Bank or (ii) properly assign or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly if market price and interest-rate volatility adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation scenario. In some cases, we may not be able to liquidate the collateral in a timely manner.

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

We are the beneficiary of third-party PMI and SMI (where applicable) coverage on conventional mortgage loans we acquire through our MPP, upon which we rely in part to reduce the risk of losses on those loans. As a result of actions by their respective state insurance regulators, however, certain of our PMI providers are paying less than 100% of the claim amounts. The remaining amounts are deferred until the funds are available or the PMI provider is liquidated. It is possible that insurance regulators may impose restrictions on the ability of our other PMI/SMI providers to pay claims. If our PMI/SMI providers further reduce the portion of mortgage insurance claims they will pay to us or further delay or condition the payment of mortgage insurance claims, or if additional adverse actions are taken by their state insurance regulators, we could experience higher losses on mortgage loans.

We are also exposed to credit losses from servicers for mortgage loans purchased under our MPP or through participating interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the changes in Federal Reserve holdings of MBS and the effect of existing, new or proposed governmental actions. Future declines in the housing price forecast, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in additional OTTI charges or unrealized losses on private-label RMBS, which could adversely affect our operating results, or ability to pay dividends or redeem or repurchase capital stock.

We are also exposed to credit losses from third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors. Our results of operations could be adversely impacted if one or more of these providers fails to fulfill its contractual obligations to us.

Unsecured Counterparties. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties or through derivatives clearing organizations. A counterparty default could result in losses if our credit exposure to that counterparty is not fully collateralized or if our credit obligations associated with derivative positions are over-collateralized. The insolvency or other inability of a significant counterparty, including a clearing organization, to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations, as well as our ability to engage in routine derivative transactions. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage some aspects of our interest-rate risk.

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

Changes in Interest Rates or Changes in the Differences Between Short-Term Rates and Long-Term Rates Could Have an Adverse Effect on Our Earnings

Our ability to prepare for changes in interest rates, or to hedge related exposures such as basis risk, significantly affects the success of our asset and liability management activities and our level of net interest income.

The effect of interest rate changes can be exacerbated by prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by borrowers in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase, which may result in increased premium amortization expense and a decrease in the yield of our mortgage assets as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, our balance of consolidated obligations may remain outstanding. Conversely, increases in interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our interest spread. A flattening yield curve, in which the difference between short-term interest rates and long-term interest rates is lower relative to prior market conditions, will tend to reduce the net interest margin on new loans added to the MPP portfolio.

In prior years, adverse conditions in the housing and mortgage markets, along with a large drop in market interest rates, allowed us to call a portion of our debt and reissue it at a lower cost, resulting in mortgage spreads that were wider than historic norms and, consequently, higher earnings. More recently, however, we have had fewer opportunities to achieve those wider spreads in that manner. In addition, the outstanding balance of the investment securities that were purchased at higher spreads, as well as the earnings from those investments, have been decreasing. Going forward, we expect these trends to continue to have a moderating effect on our earnings.

Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations

Many of our assets and liabilities are indexed to LIBOR. On July 27, 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA has indicated it will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Further, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the FRB and the Federal Reserve Bank of New York. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates.

The transition from LIBOR-referenced assets and liabilities to assets and liabilities indexed to a new reference rate also carries risks. The infrastructure necessary to manage hedging in the alternative reference rate still needs to be built out, and the transition in the markets, and adjustments in our systems, could be disruptive, with disruptions potentially beginning before the currently-planned phase-out of FCA's support of LIBOR. A mechanism does not yet exist to convert the credit and tenor features of LIBOR into any proposed replacement rate, nor has a market been established which could facilitate such conversion. Moreover, there is no guarantee that, if such a market were created and functioning at the time of the transition, the transition will be successful. Similarly, the transition from one reference rate to another could have accounting effects. For example, such transition could have an effect on our hedge effectiveness, which could affect our results of operations. Additionally, our risk management measuring, monitoring and valuation tools factor in LIBOR as a reference rate. Disruptions in the market for LIBOR, and its regulatory framework, could have unanticipated effects on our risk management activities as well.

Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. We expect that other market participants, including our member institutions, derivatives clearing organizations, and other financial counterparties are also monitoring the LIBOR transition, but we cannot predict how such institutions will react to the transition, or what effects such reactions will have on us. We are not able to predict at this time whether LIBOR will cease to be available after 2021, whether the alternative rates the FRB proposes to publish will become market benchmarks in place of LIBOR, whether the transitions to the new reference rates will be successful, or what the impact of such a transition will be on the Bank's business, financial condition or results of operations.

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings

We operate in a highly competitive environment. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including deposits. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, the Federal Reserve Banks, corporate credit unions, the Central Liquidity Facility, investment banks, commercial banks, and in certain circumstances other FHLBanks. Large institutions may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for advances and can vary as a result of several factors, including market conditions, members' creditworthiness, and availability of collateral. Lower demand for advances could negatively impact our earnings.

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

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models are less dependable when the economic environment is outside of historical experience, as has been the case in recent years. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates and Risk Management -Operational Risk Management for more information.

A Prolonged Delay in the Initiation or Completion of Foreclosure Proceedings on Mortgage Loans May Have an Adverse Effect on Our Business, Financial Condition and Results of Operations

The processing of foreclosures continues to be slow in certain states due to prolonged foreclosure proceedings resulting from changes in state foreclosure laws, court procedures, post-foreclosure application of state eviction laws and the pipeline of foreclosures resulting from these delays. In addition, inadequate court budgets in certain states could further delay the processing of foreclosures. The foregoing factors continue to have a noticeable effect on the scheduling and enforcement of court-ordered foreclosure sales.

A prolonged delay of mortgage foreclosure proceedings may have adverse effects on our mortgage investments' income and expenses and the market value of the underlying collateral, which could adversely affect our business, financial condition, or results of operations.

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

The formula for calculating risk-based capital includes factors that depend on interest rates and other market metrics outside our control and could cause our minimum requirement to increase to a point exceeding our capital level. Further, if our retained earnings were to become inadequate, the Finance Agency could initiate restrictions consistent with those associated with a failure of a minimum capital requirement.

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

There is no guarantee, however, that we will be able to redeem shareholders' capital stock, even at the end of the prescribed redemption period, or to repurchase their excess capital stock. If a redemption or repurchase of capital stock would cause us to fail to meet our minimum regulatory capital requirements, Finance Agency regulations and our capital plan would prohibit the redemption or repurchase. Moreover, only capital stock that is not required to meet a member's membership capital stock requirement or to support a member or nonmember shareholder's outstanding activity with the Bank (excess capital stock) may be redeemed at the end of the redemption period. Restrictions on the redemption or repurchase of our capital stock could result in an illiquid investment for holders of our stock. In addition, because our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that we would allow a member or nonmember shareholder to transfer any excess capital stock to another member or nonmember shareholder at any time.

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

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 65,000 square feet. We lease or hold for lease to various tenants the remaining 52,000 square feet. We also maintain two leased off-site backup facilities of approximately 6,800 square feet and 200 square feet, respectively, that are on electrical distribution grids that are separate from each other and from our office building. In addition, we maintain a third leased off-site backup facility that we plan to begin using as our business resumption center in 2018. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk Management for additional information.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Our Class B common stock is registered under the Exchange Act. Because our shares of capital stock are "exempt securities" under the Securities Act, purchases and sales of stock by our members are not subject to registration under the Securities Act.

Number of Shareholders

As of February 28, 2018, we had 392 shareholders and $2.0 billion par value of regulatory capital stock, which includes Class B common stock and MRCS issued and outstanding.

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

Dividends may, but are not required to, be paid on our Class B capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2017, our excess stock was 0.54% of our total assets.

Our board of directors' decisions to declare dividends are influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

Our capital plan provides for two sub-series of Class B capital stock: Class B-1 and Class B-2. Class B-1 is stock held by our members that is not subject to a redemption request, while Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently equal to 80% of the amount of the Class B-1 dividend and can only be changed by an amendment to our capital plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by a member during the dividend payment period (applicable quarter). For more information, see Notes to Financial Statements - Note 15 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.

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

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2018
Quarter 1 (2)	$11,481	$1,014	$12,495	2.50%	$6	$20	$26	2.00%
Quarter 1 (2)	19,518	1,723	21,241	4.25%	10	34	44	3.40%

2017
Quarter 4	$18,564	$1,724	$20,288	4.25%	$11	$44	$55	3.40%
Quarter 3	17,373	1,703	19,076	4.25%	14	52	66	3.40%
Quarter 2	15,803	1,701	17,504	4.25%	15	52	67	3.40%
Quarter 1	15,545	1,824	17,369	4.25%	19	54	73	3.40%

2016
Quarter 4	$14,966	$1,844	$16,810	4.25%	$11	$57	$68	3.40%
Quarter 3	14,637	1,804	16,441	4.25%	—	74	74	3.40%
Quarter 2	14,384	1,930	16,314	4.25%	—	87	87	3.40%
Quarter 1	15,797	29	15,826	4.25%	—	98	98	3.40%

(1)
Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

(2)
Our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock. In addition, our board of directors declared a supplemental cash dividend of 2.50% (annualized) on our Class B-1 capital stock and 2.00% (annualized) on our Class B-2 capital stock.

ITEM 6. SELECTED FINANCIAL DATA

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms. The following table should be read in conjunction with the financial statements and related notes and the discussion set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The table presents a summary of selected financial information derived from audited financial statements as of and for the years ended as indicated ($ amounts in millions).

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Condition:
Advances	$34,055	$28,096	$26,909	$20,789	$17,337
Mortgage loans held for portfolio, net	10,356	9,501	8,146	6,820	6,168
Cash and investments (1)	17,628	16,008	15,347	14,090	14,099
Total assets	62,349	53,907	50,608	41,853	37,764

Discount notes	20,358	16,802	19,251	12,568	7,435
CO bonds	37,896	33,467	27,862	25,503	26,584
Total consolidated obligations	58,254	50,269	47,113	38,071	34,019

MRCS	164	170	14	16	17

Capital stock	1,858	1,493	1,528	1,551	1,610
Retained earnings (2)	976	887	835	777	730
AOCI	112	56	23	47	22
Total capital	2,946	2,436	2,386	2,375	2,362

Statement of Income:
Net interest income	$262	$198	$196	$184	$223
Provision for (reversal of) credit losses	—	—	—	(1)	(4)
Net OTTI credit losses	—	—	—	—	(2)
Other income (loss), excluding net OTTI credit losses	(6)	6	10	13	71
Other expenses	82	78	72	68	68
AHP assessments	18	13	13	13	25
Net income	$156	$113	$121	$117	$203

Selected Financial Ratios:
Net interest margin (3)	0.45%	0.39%	0.44%	0.47%	0.56%
Return on average equity	5.88%	4.92%	5.13%	4.72%	8.82%
Return on average assets	0.26%	0.22%	0.27%	0.30%	0.51%
Weighted average dividend rate (4)	4.25%	4.25%	4.12%	4.18%	3.50%
Dividend payout ratio (5)	43.05%	53.87%	52.48%	58.96%	28.37%
Total capital ratio (6)	4.72%	4.52%	4.71%	5.68%	6.25%
Total regulatory capital ratio (7)	4.81%	4.73%	4.70%	5.60%	6.24%
Average equity to average assets	4.47%	4.46%	5.23%	6.29%	5.75%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Net interest income expressed as a percentage of average interest-earning assets.

(4)	Dividends paid in cash during the year divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(5)	Dividends paid in cash during the year divided by net income for the year. The ratio for the year ended December 31, 2014 includes a supplemental dividend of 2.0% related to 2013 results.

(6)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(7)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Executive Summary

Overview. We are a regional wholesale bank that serves as a financial intermediary between the capital markets and our members. We primarily make secured loans in the form of advances to our members and purchase whole mortgage loans from our members. Additionally, we purchase other investments and provide other financial services to our members. Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called consolidated obligations, which are the joint and several obligation of all FHLBanks. We obtain additional funds from deposits, other borrowings, and the sale of capital stock to our members. As an FHLBank, we are generally designed to expand and contract in asset size as the needs of our members and their communities change over time.

Our primary source of revenue is interest earned on advances, mortgage loans, and long- and short-term investments.

Our net interest income is primarily determined by the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. We use funding and hedging strategies to manage the related interest-rate risk.

Due to our cooperative structure and wholesale nature, we typically earn a narrow net interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

We group our products and services within two operating segments: traditional and mortgage loans.

Economic Environment. The Bank’s financial performance is influenced by a number of national and regional economic and market factors, including the level and volatility of market interest rates, inflation or deflation, monetary policies, and the strength of housing markets.

In the December 2017 FOMC meeting, the FOMC increased the federal funds target range by 0.25% as expected. This was the third increase in 2017, for a total of 1.25% since the tightening cycle began. Several more rate increases are expected by the market during 2018. The FOMC has been able to take a slow and consistent approach to increasing short-term rates as expanding economic activity and a strong labor market have been accompanied by low inflation. The FOMC is still maintaining an accommodative monetary policy, but has begun to reduce its portfolio holdings accumulated during its long quantitative easing cycle. Since 2009, the Federal Reserve has purchased and accumulated over $4 trillion of securities, primarily U.S. Treasury and MBS. The Federal Reserve will continue to reinvest some of the cash flow generated, but intends to reduce its holdings over time. Subsequent to the federal funds target and short-term rate increases, interest rates on longer-maturity U.S. treasuries have increased less than short-term interest rates, resulting in a higher and flattening yield curve.

Real U.S. Gross Domestic Product ("GDP") increased by an annualized rate of 2.5% in the fourth quarter of 2017, moderately lower than the 3.2% increase during the 3rd quarter. The growth deceleration for the quarter has been attributed to a downturn in private inventory investment and increased imports, which is a subtraction in the calculation of GDP. However, this growth marks the current economic expansion at 102 months, compared to a long-term average of 47 months. On an annual basis, real GDP was up 2.3% for all of 2017, according to the advance estimate by the Bureau of Economic Analysis, compared to 1.5% in 2016. Personal consumption expenditures, non-residential fixed investment, and government spending have led GDP growth throughout the year. Strong consumer spending, led by a rebound in the retail sector in the fourth quarter, has been a primary growth factor. The energy sector has experienced a rebound and construction spending remains strong. Manufacturing growth, particularly in light vehicles, has begun to slow in the last quarter of 2017.

Indiana and Michigan’s preliminary unemployment rates for December 2017 improved to 3.4% and 4.7%, respectively. The strong labor market, marked by a 4.1% national unemployment rate in January 2018, has shown regular improvements since the peak unemployment rate of 10% in October 2009. Despite strong continued job growth, wage growth has remained muted throughout most of this expansion cycle. The U.S. economy has produced over two million jobs annually for each of the past five years; however, many of those jobs are part-time or seasonal positions offering lower wages and low or no benefits. This is the likely cause of muted inflation levels despite strong employment and GDP figures through most of the economic cycle. However, markets were surprised with the release of the January 2018 Employment Situation report. The unemployment rate remained unchanged, but wages were up 2.9% from a year earlier, marking the fastest rate of wage growth since 2009.

The housing market has remained strong, showing continued strong price growth, particularly in the starter-home market. Researchers from Zillow, Mortgage Bankers Association, National Association of Realtors and Redfin all forecast that inventories of entry-level homes will remain tight and prices will continue to rise throughout 2018. They all also project rising mortgage rates, contributing to overall less affordable housing than we have enjoyed in recent years.

Indiana University’s Business Research Center projects the average economic growth rate for Indiana to virtually match the rate of national growth through 2020. Personal income growth in the state has lagged national growth levels, though the unemployment rate has been better. Personal income growth through 2020 is forecast to grow at an annual rate of 4.4%. The University of Michigan Research Seminar in Quantitative Economics has reported continued growth in personal income and real disposable income for the state in the past three years and projects continuing improvement in 2018. Michigan is entering its ninth year of economic expansion. Job growth has outpaced the national level through 2016, slowing to an annual rate of +0.9% in the first three quarters of 2017. Projected job growth through 2019 is expected to increase by 1.2%.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios. A flat yield curve, in which the difference between short-term interest rates and long-term interest rates is low, can have an unfavorable impact on our net interest margins.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. Positive economic trends could drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our mortgage program. However, borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Local economic factors, particularly relating to the housing and mortgage markets, influence demand for advances and MPP sales activity by our member institutions.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2017 and 2016. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2017	2016	$ Change	% Change
Net interest income	$262	$198	$64	33%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	262	198	64	33%
Other income (loss)	(6)	6	(12)
Other expenses	82	78	4
Income before assessments	174	126	48	38%
AHP assessments	18	13	5
Net income	156	113	43	38%
Total other comprehensive income (loss)	55	33	22
Total comprehensive income	$211	$146	$65	44%

The increase in net income for the year ended December 31, 2017 compared to 2016 was primarily due to higher net interest income as a result of asset growth and higher spreads, partially offset by net losses on derivatives and hedging activities.

The increase in total other comprehensive income for the year ended December 31, 2017 compared to 2016 was primarily due to larger unrealized gains on non-OTTI AFS securities.

Results of Operations for the Years Ended December 31, 2016 and 2015. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2016	2015	$ Change	% Change
Net interest income	$198	$196	$2	1%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	198	196	2	1%
Other income (loss)	6	10	(4)
Other expenses	78	72	6
Income before assessments	126	134	(8)	(6%)
AHP assessments	13	13	—
Net income	113	121	(8)	(7%)
Total other comprehensive income (loss)	33	(24)	57
Total comprehensive income	$146	$97	$49	51%

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

Changes in Financial Condition for the Year Ended December 31, 2017. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2017	December 31, 2016	$ Change	% Change
Advances	$34,055	$28,096	$5,959	21%
Mortgage loans held for portfolio, net	10,356	9,501	855	9%
Cash and investments (1)	17,628	16,008	1,620	10%
Other assets	310	302	8	2%
Total assets	$62,349	$53,907	$8,442	16%

Consolidated obligations	$58,254	$50,269	$7,985	16%
MRCS	164	170	(6)	(3%)
Other liabilities	985	1,032	(47)	(5%)
Total liabilities	59,403	51,471	7,932	15%
Capital stock	1,858	1,493	365	24%
Retained earnings (2)	976	887	89	10%
AOCI	112	56	56	98%
Total capital	2,946	2,436	510	21%
Total liabilities and capital	$62,349	$53,907	$8,442	16%

Total regulatory capital (3)	$2,998	$2,550	$448	18%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at December 31, 2017 and 2016 of $183 million and $152 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at December 31, 2017 compared to December 31, 2016 was primarily attributable to an increase in advances outstanding.

The increase in total liabilities was attributable to a net increase in consolidated obligations to fund our asset growth.

The increase in total capital was primarily as a result of additional capital stock issued to members in connection with the increase in advances. The growth of retained earnings also contributed to the increase.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

Events in the capital and housing markets in the last several years have provided opportunities for us to generate spreads well above historical levels on certain types of transactions. Lower-cost debt issuances have allowed us to enjoy higher spreads on advances, MPP, MBS and other investments over the past three years, in particular. However, we anticipate spreads normalizing across the balance sheet in coming quarters.

During recent years, our advances business has experienced solid growth in both depository and insurance sectors. However, continued consolidation among our depository members and the run-off from our captive insurance company advances will continue to pressure overall advances levels. Although we believe that advances outstanding to our member institutions could continue to increase, we anticipate more modest growth in our total advances balance in coming quarters.

The steady growth of our mortgage loans held for portfolio over the past several years reflects MPP Advantage purchases outpacing mortgage repayments. Factors that impact the volume of mortgage loans purchased include interest rates, competition, the general level of housing activity in the United States, the level of mortgage refinancing activity, and consumer product preferences. Interest rates are expected to continue to trend upward, which may lead to slowing mortgage market activity, particularly refinancing activity, and a resulting decline in mortgage purchase volume. However, the impact of a decline in purchase volume would be eased by a slower pace of portfolio attrition. We anticipate modest growth in our purchased mortgage portfolio in 2018.

Our investment securities portfolio continued to increase through 2017 as a result of purchases of GSE debentures and agency MBS, while our private-label RMBS portfolio continues to run off. We expect to continue to increase our MBS holdings in 2018, along with an increasing level of non-MBS short-term liquid investments. The Finance Agency has announced that it intends to issue new minimum regulatory liquidity requirements for the FHLBanks in a separate rulemaking or guidance that may increase the Bank's liquidity requirements in the near future. A significant increase in required liquidity could cause a change in the mix of our investment portfolio and have an adverse impact on our earnings and capital adequacy.

Access to debt markets has been reliable. Institutional investors, driven by increased liquidity preferences, risk aversion, and the effects of money market fund reform, increased the market demand for FHLBank debt, which led to advantageous funding opportunities in 2017. The cost of our consolidated obligations in 2018 will depend on several factors, including the direction and level of market interest rates, competition from other issuers of agency debt, changes in the investment preferences of potential buyers of agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

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

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the MVE that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility due to basis risk since we must use the OIS curve in place of the LIBOR rate curve as the discount rate to estimate the fair values of collateralized LIBOR-based interest-rate-related derivatives while the hedged items are still valued using the LIBOR rate curve.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support and staffing. We expect operating expenses to continue to increase modestly through 2019 as we continue to strategically invest in operating and risk management systems and member service capabilities.

Our board of directors' decisions to declare dividends are influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

Analysis of Results of Operations for the Years Ended December 31, 2017, 2016 and 2015.

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

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,919	$50	1.02%	$4,215	$17	0.40%	$3,698	$4	0.12%
Investment securities (1)	12,621	240	1.90%	11,872	182	1.53%	10,012	149	1.48%
Advances (2)	31,209	406	1.30%	25,974	220	0.85%	22,988	127	0.55%
Mortgage loans held for portfolio (2)	9,922	315	3.17%	8,792	274	3.12%	7,734	264	3.42%
Other assets (interest-earning) (3)	364	5	1.47%	313	2	0.63%	213	—	(0.17)%
Total interest-earning assets	59,035	1,016	1.72%	51,166	695	1.36%	44,645	544	1.22%
Other assets (4)	444			326			378
Total assets	$59,479			$51,492			$45,023

Liabilities and Capital:
Interest-bearing deposits	$555	5	0.86%	$597	1	0.12%	$706	—	0.01%
Discount notes	20,116	182	0.91%	16,129	64	0.40%	12,617	19	0.16%
CO bonds (2)	35,302	560	1.59%	31,662	425	1.34%	28,546	328	1.15%
MRCS	167	7	4.22%	152	7	4.35%	15	1	3.53%
Total interest-bearing liabilities	56,140	754	1.34%	48,540	497	1.02%	41,884	348	0.83%
Other liabilities	679			653			782
Total capital	2,660			2,299			2,357
Total liabilities and capital	$59,479			$51,492			$45,023

Net interest income		$262			$198			$196

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.34%			0.39%

Net interest margin (5)			0.45%			0.39%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05			1.07

(1)
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

(4)	Includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(5)	Net interest income expressed as a percentage of the average balance of interest-earning assets.

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

	Years Ended December 31,
	2017 vs. 2016			2016 vs. 2015
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$3	$30	$33	$1	$12	$13
Investment securities	16	42	58	15	18	33
Advances	51	135	186	18	75	93
Mortgage loans held for portfolio	36	5	41	34	(24)	10
Other assets (interest earning)	—	3	3	—	2	2
Total	106	215	321	68	83	151
Increase (decrease) in interest expense:
Interest-bearing deposits	—	4	4	—	1	1
Discount notes	19	99	118	7	38	45
CO bonds	53	82	135	38	59	97
MRCS	—	—	—	6	—	6
Total	72	185	257	51	98	149
Increase (decrease) in net interest income	$34	$30	$64	$17	$(15)	$2

Yields. The average yield on total interest-earning assets for the year ended December 31, 2017 was 1.72%, an increase of 36 bps compared to 2016, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The cost of total interest-bearing liabilities for the year ended December 31, 2017 was 1.34%, an increase of 32 bps from the prior year due to higher funding costs on consolidated obligations. The net effect was an increase in the net interest spread to 0.38% for the year ended December 31, 2017 from 0.34% for the year ended December 31, 2016.

The average yield on total interest-earning assets for the year ended December 31, 2016 was 1.36%, an increase of 14 bps compared to 2015, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities, partially offset by lower yields on mortgage loans. The decrease in the yields on mortgage loans was due to an increase in prepayments of our higher-yielding MPP loans, resulting in accelerated amortization of purchase premiums on our newer loans. The cost of total interest-bearing liabilities for the year ended December 31, 2016 was 1.02%, an increase of 19 bps from the prior year due to higher funding costs on consolidated obligations and accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds that funded our mortgage portfolios and which were reissued at a lower cost. The net effect was a reduction in the net interest spread to 0.34% for the year ended December 31, 2016 from 0.39% for the year ended December 31, 2015.

Average Balances. The average balances of interest-earning assets for the year ended December 31, 2017 increased compared to 2016, largely due to advances and, to a lesser extent, mortgage loans and investment securities. The average amount of advances outstanding increased by 20%, generally due to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased by 13% due to higher purchases from members under MPP Advantage. Additionally, the increase in the average balances of investment securities was due primarily to purchases of agency MBS. The increase in average interest-bearing liabilities for the year ended December 31, 2017, compared to 2016, was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

The average balances of interest-earning assets for the year ended December 31, 2016 increased compared to 2015, largely due to advances, investment securities and mortgage loans. The average amount of advances outstanding increased by 13%, generally due to members' higher funding needs. The increase in the average balances of investment securities was due primarily to purchases of GSE debentures and agency MBS. Additionally, the average amount of mortgage loans held for portfolio outstanding increased by 14% due to higher purchases from members under MPP Advantage. The increase in average interest-bearing liabilities for the year ended December 31, 2016, compared to 2015, was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for (Reversal of) Credit Losses. The change in the provision for (reversal of) credit losses for the year ended December 31, 2017 compared to 2016 was insignificant.

The change in the provision for (reversal of) credit losses for the year ended December 31, 2016 compared to 2015 was due to a lower reversal of estimated MPP losses resulting from modeling updates.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2017	2016	2015
Total OTTI losses	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—
Net OTTI credit losses	—	—	—
Net gains (losses) on derivatives and hedging activities	(9)	2	3
Other
Litigation settlements, net (1)	1	—	5
Other miscellaneous	2	4	2
Total other income (loss)	$(6)	$6	$10

(1)	See Notes to Financial Statements - Note 20 - Commitments and Contingencies and Item 3. Legal Proceedings for additional information on litigation settlements.

The net decrease in total other income for the year ended December 31, 2017 compared to 2016 was primarily due to net losses on derivatives and hedging activities.

The decrease in total other income for the year ended December 31, 2016 compared to 2015 was primarily due to lower net proceeds from litigation settlements related to certain of our private-label RMBS.

OTTI Losses. As described in detail in Notes to Financial Statements - Note 6 - Other-Than-Temporary Impairment, OTTI credit losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. OTTI losses over the past several years have been insignificant due to the continuing economic recovery, particularly in the housing market, and its favorable impact on housing prices.

Net Gains (Losses) on Derivatives and Hedging Activities. Our net gains (losses) on derivatives and hedging activities fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for more information.

The Bank uses interest-rate swaps to hedge the risk of changes in the fair value of certain of its advances, consolidated obligations and AFS securities due to changes in market interest rates. These hedging relationships are designated as fair value hedges. Changes in the estimated fair value of the derivative and, to the extent these relationships qualify for hedge accounting, changes in the fair value of the hedged item that are attributable to the hedged risk are recorded in earnings. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility.

For those hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, resulted in a net loss of $7 million for the year ended December 31, 2017 compared to a net gain of $4 million for each of the years ended December 31, 2016 and 2015. The losses for the year ended December 31, 2017 were primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly Fannie Mae Delegated Underwriting and Servicing (DUS) MBS. There is less offsetting hedge ineffectiveness on the related funding due to the increased issuance of floating rate notes.

To the extent these hedges do not qualify for hedge accounting, or cease to qualify because they are determined to be ineffective, only the change in the fair value of the derivative is recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $2 million for each of the years ended December 31, 2017 and 2016, respectively and a net loss of $1 million for the year ended December 31, 2015.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Year Ended December 31, 2017	Advances		Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—		$2	$(1)	$—	$—	$—	$1
Net interest settlements (2)	(31)		(48)	—	16	—	—	(63)
Total net interest income	(31)		(46)	(1)	16	—	—	(62)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)		(4)	—	(2)	—	—	(7)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—		—	(1)	—	(1)	—	(2)
Other (4)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)		(4)	(1)	(2)	(1)	—	(9)
Total net effect of derivatives and hedging activities	$(32)		$(50)	$(2)	$14	$(1)	$—	$(71)

Year Ended December 31, 2016
Net interest income:
Amortization/accretion of hedging activities (1)	$—		$9	$(2)	$—	$—	$—	$7
Net interest settlements (2)	(91)		(94)	—	17	—	—	(168)
Total net interest income	(91)		(85)	(2)	17	—	—	(161)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1		(1)	—	4	—	—	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—		—	(2)	—	—	—	(2)
Net gains (losses) on derivatives and hedging activities	1		(1)	(2)	4	—	—	2
Total net effect of derivatives and hedging activities	$(90)		$(86)	$(4)	$21	$—	$—	$(159)

Year Ended December 31, 2015
Net interest income:
Amortization/accretion of hedging activities (1)	$—		$12	$(1)	$(4)	$—	$—	$7
Net interest settlements (2)	(155)		(98)	—	57	—	—	(196)
Total net interest income	(155)		(86)	(1)	53	—	—	(189)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	2		(4)	—	6	—	—	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—		—	(3)	2	—	—	(1)
Net gains (losses) on derivatives and hedging activities	2		(4)	(3)	8	—	—	3
Total net effect of derivatives and hedging activities	$(153)		$(90)	$(4)	$61	$—	$—	$(186)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2017	2016	2015
Compensation and benefits	$48	$46	$43
Other operating expenses	26	25	22
Finance Agency and Office of Finance expenses	7	6	6
Other	1	1	1
Total other expenses	$82	$78	$72

The increase in total other expenses for the year ended December 31, 2017 compared to 2016 was due primarily to increases in compensation and benefits, primarily driven by salary increases and higher head count. The increase in headcount was primarily due to strengthening our information security, business continuity and risk management capabilities and reducing our reliance on contractual resources.

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

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For each of the years ended December 31, 2017, 2016 and 2015, our assessments to fund the Office of Finance totaled approximately $4 million, $3 million, and $3 million, respectively.

Finance Agency Expenses. Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For each of the years ended December 31, 2017, 2016 and 2015, our Finance Agency assessments totaled approximately $3 million.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For each of the years ended December 31, 2017, 2016 and 2015, our AHP expense was approximately $18 million, $13 million, and $13 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year to date, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the FHLBanks' aggregate 10% contribution were less than $100 million, each FHLBank would be required to contribute an additional pro rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2017, 2016 or 2015.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2017, 2016 or 2015.

Total Other Comprehensive Income (Loss). Total other comprehensive income (loss) for the years ended 2017, 2016 and 2015 was $55 million, $33 million and $(24) million, respectively. Total other comprehensive income for the years ended December 31, 2017 and 2016 consisted substantially of unrealized gains on non-OTTI AFS securities. Total other comprehensive loss for the year ended December 31, 2015 consisted primarily of decreases in the fair value of AFS securities, primarily agency AFS securities, and, to a lesser extent, an increase in the amortized cost basis of OTTI AFS MBS not offset by an increase in the fair value.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional segment consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities), and (iii) and correspondent services and deposits. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Years Ended December 31,
Traditional	2017	2016	2015
Net interest income	$193	$144	$128
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	(5)	7	13
Other expenses	70	66	62
Income before assessments	118	85	79
Total assessments	12	9	8
Net income	$106	$76	$71

The increase in net income for the traditional segment for the year ended December 31, 2017 compared to 2016 was due to higher net interest income primarily as a result of higher yields on and higher average balances of advances and investments outstanding, partially offset by higher funding costs. This net increase was partially offset by higher expenses and net losses on derivatives and hedging activities.

The increase in net income for the traditional segment for the year ended December 31, 2016 compared to 2015 was due to higher net interest income primarily as a result of higher yields on and higher average balances of advances and investments outstanding, partially offset by higher funding costs. This net increase was partially offset by lower net proceeds from litigation settlements related to certain private-label RMBS.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2017	2016	2015
Net interest income	$69	$54	$68
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	(1)	(1)	(3)
Other expenses	12	12	10
Income before assessments	56	41	55
Total assessments	6	4	5
Net income	$50	$37	$50

The increase in net income for the mortgage loans segment for the year ended December 31, 2017 compared to 2016 was due to higher net interest income resulting from an increase in the average outstanding balance of mortgage loans held for portfolio, a decrease in amortization of concession fees on called consolidated obligations, and a decrease in amortization of purchased premiums resulting from lower prepayments.

The decrease in net income for the mortgage loans segment for the year ended December 31, 2016 compared to 2015 was primarily due to a decrease in net interest income resulting from higher prepayments of MPP loans, which caused accelerated amortization of purchased premiums on our newer loans. The decrease also resulted from higher funding costs and the accelerated amortization of concession fees associated with the exercise of our call option on certain CO bonds funding our mortgage loan portfolio which were reissued at a lower cost. Partially offsetting this decrease was an increase in the average outstanding balance of mortgage loans held for portfolio.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2017		December 31, 2016
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$34,055	55%	$28,096	52%
Mortgage loans held for portfolio, net	10,356	17%	9,501	18%
Cash and short-term investments	4,601	7%	4,128	8%
Investment securities	13,027	21%	11,880	22%
Other assets (1)	310	—%	302	—%
Total assets	$62,349	100%	$53,907	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $62.3 billion as of December 31, 2017, an increase of 16% compared to December 31, 2016. This increase of $8.4 billion was primarily due to an increase in advances. The mix of our total assets changed slightly during 2017, primarily due to the growth in advances.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2017, our growth in non-advance assets did not exceed 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at carrying value totaled $34.1 billion at December 31, 2017, a net increase of 21% compared to December 31, 2016, in spite of the 10% decline in advances outstanding to captive insurers. In accordance with the Final Membership Rule, by February 19, 2017, the memberships of the six captive insurers that were admitted as members on or after September 12, 2014 were terminated and all of their outstanding advances were fully repaid.

Advances to depository members - comprising commercial banks, savings institutions and credit unions - increased by 42%. Advances to insurance company members (excluding captive insurance companies) increased by 8%. The significant increase in advances to depository members resulted in a change in the mix of advances by member type during the year. Advances to depository institutions, as a percent of total advances outstanding, increased from 47% at December 31, 2016 to 55% at December 31, 2017, while advances to all insurance companies decreased from 53% to 45% at those dates.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2017		December 31, 2016
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$15,818	46%	$10,805	39%
Credit unions	2,901	9%	2,385	8%
Total depository institutions	18,719	55%	13,190	47%

Insurance companies:
Captive insurance companies (1)	—	—%	56	—%
Captive insurance companies (2)	3,020	9%	3,310	12%
Other insurance companies	12,389	36%	11,482	41%
Total insurance companies	15,409	45%	14,848	53%

Total members	34,128	100%	28,038	100%

Former members	41	—%	94	—%

Total advances	$34,169	100%	$28,132	100%

(1)	Membership terminated by February 19, 2017.

(2)	Membership must terminate no later than February 19, 2021.

Our advance portfolio includes fixed- and variable-rate advances, as well as callable or prepayable and putable advances. For prepayable advances, the advance can be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

The following table presents the par value of advances outstanding by product type and contractual maturity dates, some of which contain call or put options ($ amounts in millions).

	December 31, 2017		December 31, 2016
Product Type and Contractual Maturity	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$15,950	47%	$11,386	41%
Due after 1 year	6,880	20%	7,245	26%
Total	22,830	67%	18,631	67%

Callable or prepayable
Due in 1 year or less	—	—%	4	—%
Due after 1 year	28	—%	28	—%
Total	28	—%	32	—%

Putable
Due in 1 year or less	28	—%	43	—%
Due after 1 year	1,825	5%	901	3%
Total	1,853	5%	944	3%

Other (2)
Due in 1 year or less	127	—%	31	—%
Due after 1 year	295	1%	565	2%
Total	422	1%	596	2%

Total fixed-rate	25,133	73%	20,203	72%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	37	—%	59	—%
Due after 1 year	2,193	7%	2,346	8%
Total	2,230	7%	2,405	8%

Callable or prepayable
Due in 1 year or less	793	2%	1,076	4%
Due after 1 year	6,013	18%	4,448	16%
Total	6,806	20%	5,524	20%

Total variable-rate	9,036	27%	7,929	28%

Total advances	$34,169	100%	$28,132	100%

(1)	Includes advances without call or put options and callable advances whose lockout dates have not yet passed.

(2)	Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Callable advances with lockout dates that have not yet passed have not been classified as callable or prepayable, but instead as either fixed- or variable-rate. If the lockout dates were ignored, total callable or prepayable advances would total $8.9 billion or 26%, and $7.8 billion or 28%, of advances outstanding, at par, at December 31, 2017 and 2016, respectively.

Advances due in one year or less increased from 45% of the total outstanding, at par, at December 31, 2016 to 50% of the total outstanding, at par, at December 31, 2017, reflecting members' increased demand for short-term funding. However, longer-term advances also grew during the year. See Notes to Financial Statements - Note 7 - Advances for more information.

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

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2017		December 31, 2016
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$8,608	85%	$7,412	80%
Conventional Original	850	8%	1,096	12%
FHA	361	4%	422	4%
Total MPP	9,819	97%	8,930	96%
MPF Program:
Conventional	243	2%	288	3%
Government	62	1%	75	1%
Total MPF Program	305	3%	363	4%

Total mortgage loans held for portfolio	$10,124	100%	$9,293	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the aggregate outstanding balance of mortgage loans purchased under our original MPP and MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrowers' equity, but before credit enhancements, was $5 million at December 31, 2017 and $9 million at December 31, 2016. The decrease from December 31, 2016 to December 31, 2017 was primarily the result of a smaller delinquent loan population and improvements in third-party modeled values. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was $750 thousand at December 31, 2017 and 2016. See Notes to Financial Statements - Note 9 - Allowance for Credit Losses, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP for more information.

During the third quarter of 2017, major hurricanes caused substantial damage to property in several states on the southeastern coasts of the United States. In response to those hurricanes, the Bank communicated to its mortgage loan servicers that special relief would be available for borrowers in Federal Emergency Management Agency ("FEMA") designated disaster areas. Under this relief, mortgage loan servicers are authorized to grant forbearance or temporarily suspend mortgage payments for up to 90 days for borrowers whose income is adversely affected by the disaster or for borrowers whose property is located in a FEMA designated disaster area. Mortgage loan servicers were also directed to suspend collections and foreclosure proceedings in these areas for 90 days. Based on the circumstances of individual borrowers, additional forbearance time may be granted.

The Bank has sought to analyze the potential impact of the hurricanes on the Bank’s mortgage loans held for portfolio. Because all or a portion of any incurred losses would be covered by the credit enhancements in place and because there is no concentration of the Bank's loans in the affected states, we do not expect that any net losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations. Based on the limited information currently available, we did not record any additional allowance for loan losses as of December 31, 2017. If additional information becomes available indicating that any losses are probable and the amount of the loss can be reasonably estimated, we will record an appropriate addition to the allowance at that time.

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

	December 31,
Components of Cash and Investments	2017	2016	2015
Cash and short-term investments:
Cash and due from banks	$55	$547	$4,932
Interest-bearing deposits	660	150	—
Securities purchased under agreements to resell	2,606	1,781	—
Federal funds sold	1,280	1,650	—
Total cash and short-term investments	4,601	4,128	4,932

Investment securities:
AFS securities:
GSE and TVA debentures	4,404	4,715	3,481
GSE MBS	2,507	1,076	269
Private-label RMBS	218	269	319
Total AFS securities	7,129	6,060	4,069
HTM securities:
GSE debentures	—	—	100
Other U.S. obligations - guaranteed MBS	3,299	2,679	2,895
GSE MBS	2,553	3,082	3,268
Private-label RMBS and ABS	46	59	83
Total HTM securities	5,898	5,820	6,346
Total investment securities	13,027	11,880	10,415

Total cash and investments, carrying value	$17,628	$16,008	$15,347

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

Cash and short-term investments totaled $4.6 billion at December 31, 2017, an increase of 11% compared to December 31, 2016. However, cash and short-term investments as a percent of total assets were 7% at December 31, 2017 compared to 8% at December 31, 2016.

Cash and short-term investments totaled $4.1 billion at December 31, 2016, a decrease of 16% compared to December 31, 2015. Cash and short-term investments as a percent of total assets were 8% at December 31, 2016 compared to 10% at December 31, 2015. The concentration of cash at December 31, 2015 was due to a lack of short-term investments that met our minimum return thresholds on that date.

Investment Securities. AFS securities totaled $7.1 billion at December 31, 2017, a net increase of 18% compared to $6.1 billion at December 31, 2016. Because regulatory capital increased during 2017 as a result of additional capital stock issued to support advance growth, we purchased additional GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $122 million at December 31, 2017, an increase of $55 million compared to December 31, 2016, primarily due to changes in interest rates, credit spreads and volatility, and higher volume.

AFS securities totaled $6.1 billion at December 31, 2016, a net increase of 49% compared to $4.1 billion at December 31, 2015. The increase resulted from purchases of GSE debentures and MBS, partially offset by principal paydowns of private-label RMBS. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities for more information.

HTM securities totaled $5.9 billion at December 31, 2017, relatively unchanged from December 31, 2016. At December 31, 2017, the estimated fair value of our HTM securities in an unrealized loss position totaled $2.8 billion, a decrease of 19% from $3.4 billion at December 31, 2016, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses decreased from $23 million at December 31, 2016 to $12 million at December 31, 2017.

HTM securities totaled $5.8 billion at December 31, 2016, a decrease of 8% compared to $6.3 billion at December 31, 2015, primarily due to principal paydowns. See Notes to Financial Statements - Note 5 - Held-to-Maturity Securities for more information.

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by MBS and non-MBS and interest-rate payment terms ($ amounts in millions).

	December 31, 2017		December 31, 2016
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed rate	$4,357	62%	$4,693	78%
MBS:
Fixed-rate	2,463	35%	1,061	18%
Variable-rate	187	3%	239	4%
Total MBS	2,650	38%	1,300	22%

Total AFS securities	$7,007	100%	$5,993	100%

HTM Securities:
MBS and ABS:
Fixed-rate	$1,141	19%	$1,512	26%
Variable-rate	4,757	81%	4,308	74%
Total MBS and ABS	5,898	100%	5,820	100%

Total HTM securities	$5,898	100%	$5,820	100%

Our purchases of MBS AFS in 2017 were substantially fixed rate and our purchases of MBS HTM in 2017 were substantially variable rate, which caused the changes in the mix of fixed- vs. variable-rate securities from December 31, 2016 to December 31, 2017.

Issuer Concentration. As of December 31, 2017, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our total capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions).

	December 31, 2017
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Fannie Mae debentures	$1,621	$1,621
Federal Farm Credit Bank debentures	1,906	1,906
Freddie Mac debentures	701	701
MBS:
Freddie Mac	1,191	1,206
Fannie Mae	3,869	3,876
Ginnie Mae	3,299	3,299
Subtotal	12,587	12,609
All other issuers	440	439
Total investment securities	$13,027	$13,048

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for short-term investments ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$84	$2,337	$1,792	$191	$4,404
GSE MBS (1)	—	—	2,507	—	2,507
Private-label RMBS (1)	—	—	—	218	218
Total AFS securities	84	2,337	4,299	409	7,129

HTM securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	1	3,298	3,299
GSE MBS (1)	—	1,020	503	1,030	2,553
Private-label RMBS and ABS (1)	1	—	7	38	46
Total HTM securities	1	1,020	511	4,366	5,898

Total investment securities	85	3,357	4,810	4,775	13,027

Short-term investments:
Interest-bearing deposits	660	—	—	—	660
Securities purchased under agreements to resell	2,606	—	—	—	2,606
Federal funds sold	1,280	—	—	—	1,280
Total short-term investments	4,546	—	—	—	4,546

Total investments, carrying value	$4,631	$3,357	$4,810	$4,775	$17,573

Yield on AFS securities	3.77%	1.69%	2.58%	4.56%
Yield on HTM securities	3.59%	3.37%	1.76%	1.80%
Yield on total investment securities	3.77%	2.20%	2.50%	2.04%

(1)
Year of redemption on our MBS and ABS is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

The percentage of non-MBS AFS securities due in one year or less decreased to 2% at December 31, 2017 from 21% at December 31, 2016, and the percentage due after one year through five years increased to 53% at December 31, 2017 from 39% at December 31, 2016. The percentage due after 5 years through 10 years increased to 41% at December 31, 2017 from 37% at December 31, 2016. The changes were due to reinvestments in longer-term securities during 2017.

See Notes to Financial Statements - Note 4 - Available-for-Sale Securities, Note 5 - Held-to-Maturity Securities and Note 6 - Other-Than-Temporary Impairment for more information about our investments. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments for more information on the credit quality of our investments.

Total Liabilities. Total liabilities were $59.4 billion at December 31, 2017, an increase of 15% compared to December 31, 2016, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $565 million at December 31, 2017, an increase of 8% compared to December 31, 2016. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

The following table presents the average amount of, and the average rate paid on, each category of deposits that exceeds 10% of average total deposits ($ amounts in millions).

	Years Ended December 31,
Category of Deposit	2017	2016	2015
Interest-bearing overnight deposits:
Average balance	$125	$176	$291
Average rate paid	0.75%	0.14%	0.01%
Interest-bearing demand deposits:
Average balance	$379	$415	$414
Average rate paid	0.71%	0.09%	0.01%

We had no individual time deposits in amounts of $100 thousand or more at December 31, 2017 or 2016.

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

The carrying value of consolidated obligations outstanding at December 31, 2017 totaled $58.3 billion, a net increase of $8.0 billion or 16% from December 31, 2016, which included an increase in discount notes and CO bonds to fund our asset growth.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2017		December 31, 2016
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$20,394	35%	$16,820	34%
CO bonds	14,021	24%	16,234	32%
Total due in 1 year or less	34,415	59%	33,054	66%
Long-term CO bonds	23,962	41%	17,274	34%
Total consolidated obligations	$58,377	100%	$50,328	100%

SEC guidance limiting the ability of prime money market funds to invest in commercial paper created a pricing advantage for FHLBank funding and led to increased demand for FHLBank debt instruments by money market funds.

The table below presents certain information for each category of our short-term borrowings for which the average balance outstanding during each year exceeded 30% of capital at year end ($ amounts in millions).

	Discount Notes			CO Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2017	2016	2015	2017	2016	2015
Outstanding at year end	$20,358	$16,802	$19,252	$6,795	$7,499	$7,632
Weighted average rate at year end	1.22%	0.51%	0.31%	1.26%	0.66%	0.28%
Daily average outstanding for the year	$20,116	$16,129	$12,617	$6,315	$8,656	$8,484
Weighted average rate for the year	0.91%	0.40%	0.16%	0.91%	0.52%	0.19%
Highest outstanding at any month end	$22,413	$19,511	$19,252	$7,279	$10,247	$10,164

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

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2017 and 2016, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $128 million and $135 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $3 million and $25 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2017	December 31, 2016
Advances	$11,296	$9,382
Investments	7,238	6,244
Mortgage loans	144	548
CO bonds	13,524	8,865
Discount notes	298	773
Total notional	$32,500	$25,812

Total Capital. Total capital at December 31, 2017 was $2.9 billion, a net increase of $510 million, or 21%, compared to December 31, 2016. This increase was due primarily to additional capital stock issued to members in connection with the increase in advances. Retained earnings growth and, to a lesser extent, other comprehensive income also contributed to the increase.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2017	December 31, 2016
Capital stock	63%	61%
Retained earnings	33%	37%
AOCI	4%	2%
Total GAAP capital	100%	100%

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2017	December 31, 2016
Total GAAP capital	$2,946	$2,436
Exclude: AOCI	(112)	(56)
Add: MRCS	164	170
Total regulatory capital	$2,998	$2,550

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.6 billion at December 31, 2017. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2017, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $239.9 billion.

In addition, by statute, the United States Secretary of the Treasury may acquire our consolidated obligations up to an aggregate principal amount outstanding of $4.0 billion. The authority provided by this statute may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed would be repaid at the earliest practicable date. As of this date, this authority has not been exercised.

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

	December 31, 2017	December 31, 2016
Liquidity deposit reserves	$32,016	$26,945
Less: total deposits	565	524
Excess liquidity deposit reserves	$31,451	$26,421

We must maintain assets that are free from any lien or pledge in an amount at least equal to the amount of our consolidated obligations outstanding from among the following types of qualifying assets:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	advances;

•	mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States; and

•	investments described in Section 16(a) of the Bank Act, which include, among others, securities that a fiduciary or trustee may purchase under the laws of the state in which the FHLBank is located.

The following table presents the aggregate amount of our qualifying assets to the total amount of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2017	December 31, 2016
Aggregate qualifying assets	$62,093	$53,670
Less: total consolidated obligations outstanding	58,254	50,269
Aggregate qualifying assets in excess of consolidated obligations	$3,839	$3,401

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.07

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance.

We have not identified any trends, demands, commitments or events that are likely to materially increase or decrease our liquidity. However, as discussed in our Outlook, the Finance Agency has announced that it intends to issue new minimum regulatory liquidity requirements for the FHLBanks in a separate rulemaking or guidance that may increase the Bank's liquidity requirements in the near future.

Changes in Cash Flow. The cash flows from our assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. However, our net cash flows from operations have been stable. Net cash provided by operating activities was $264 million for the year ended December 31, 2017, compared to $239 million for the year ended December 31, 2016 and $251 million for the year ended December 31, 2015.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	December 31, 2017		December 31, 2016
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$945	47%	$691	41%
Credit unions	240	12%	212	14%
Total depository institutions	1,185	59%	903	55%
Insurance companies	673	33%	590	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,858	92%	1,493	90%

MRCS:
Captive insurance companies (1)	—	—%	3	—%
Captive insurance companies (2)	152	7%	152	9%
Former members (3)	12	1%	15	1%
Total MRCS	164	8%	170	10%

Total regulatory capital stock	$2,022	100%	$1,663	100%

(1)	Memberships terminated by February 19, 2017.

(2)	Memberships must terminate no later than February 19, 2021.

(3)
Balances at December 31, 2017 and 2016 include $3 million and $6 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Our remaining captive insurance company members that do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership shall have their memberships terminated no later than February 19, 2021. Upon termination, all of their outstanding Class B capital stock will be repurchased or redeemed in accordance with the Final Membership Rule.

Excess Capital Stock. Excess capital stock is capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us. In general, the level of excess capital stock fluctuates with our members' level of advances.

The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	December 31, 2017	December 31, 2016
Member capital stock not subject to outstanding redemption requests	$302	$238
Member capital stock subject to outstanding redemption requests	4	2
MRCS	31	25
Total excess capital stock	$337	$265

Excess capital stock as a percentage of regulatory capital stock	17%	16%

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at December 31, 2017 was 0.5% of our total assets. Therefore, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so, subject to these regulatory limitations.

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

On February 20, 2018, our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock. In addition, our board of directors declared a supplemental cash dividend of 2.50% (annualized) on our Class B-1 capital stock and 2.00% (annualized) on our Class B-2 capital stock.

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

As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2017 and 2016 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2017	December 31, 2016
Credit risk	$360	$346
Market risk	336	239
Operations risk	208	176
Total risk-based capital requirement	$904	$761

Permanent capital	$2,998	$2,550

The increase in our total risk-based capital requirement was primarily caused by an increase in both the credit risk and market risk components. The increase in credit risk was mainly the result of longer maturities of our GSE debentures while the increase in market risk was due to changes in portfolio composition and market environment, including interest rates, spreads and volatility, and an update of the vendor prepayment model used in market risk modeling. The operations risk component is calculated as 30% of the credit and market risk capital components.

By regulation, the Finance Agency may mandate us to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements as defined, in order to promote safe and sound operations. In addition, a Finance Agency rule authorizes the Director to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth several factors that the Director may consider in making this determination.

Under the Dodd-Frank Act, as implemented by the Finance Agency, each FHLBank is required to perform an annual stress test to assess the potential impact of various financial and economic conditions on capital adequacy. Our annual stress test was completed and published in November 2017, based on our financial condition as of December 31, 2016, using the methodology prescribed by the Finance Agency. Our stress test results demonstrated our capital adequacy under the severely adverse economic scenario defined by the Finance Agency.

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

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	December 31, 2017
Letters of credit outstanding	$224
Unused lines of credit (1)	1,084
Commitments to fund additional advances (2)	4
Commitments to fund or purchase mortgage loans, net (3)	71
Unsettled CO bonds, at par	28

(1)	Maximum line of credit amount is $50 million.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

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

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. As the servicer progresses through the process from foreclosure to liquidation, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process and the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicer may submit claims to us for any remaining losses. At December 31, 2017, principal previously paid in full by our MPP servicers totaling $2 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. See Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses for more information. See Notes to Financial Statements - Note 20 - Commitments and Contingencies for information on additional commitments and contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2017	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual obligations:
Long-term debt (1)	$14,021	$14,242	$4,093	$5,627	$37,983
Operating leases	—	1	—	1	2
Benefit payments (2)	3	6	9	4	22
MRCS (3)	8	—	4	152	164
Total	$14,032	$14,249	$4,106	$5,784	$38,171

(1)
Includes CO bonds reported at par and based on contractual maturities but excludes discount notes due to their short-term nature. See Notes to Financial Statements - Note 13 - Consolidated Obligations for more information on consolidated obligations.

(2)
Amounts represent actuarial estimates of future benefit payments in accordance with the provisions of our SERP. See Notes to Financial Statements - Note 17 - Employee and Director Retirement and Deferred Compensation Plans for more information.

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

We determined that four of our accounting policies and estimates are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies pertain to:

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

Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. Fair-value hedge accounting allows for offsetting changes in the estimated fair value attributable to the hedged risk in the hedged item to also be recorded in current period earnings.

Although substantially all of our derivatives qualify for fair-value hedge accounting, we treat all derivatives that do not qualify for fair-value hedge accounting as economic hedges for asset/liability management purposes. The changes in the estimated fair value of these economic hedges are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

The use of estimates based on market prices to determine the derivative's estimated fair value can have a significant impact on current period earnings for all hedges, both those in fair-value hedging relationships and those in economic hedging relationships. Although this estimation and valuation process can cause earnings volatility during the periods the derivative instruments are held, the estimation and valuation process for hedges that qualify for fair-value hedge accounting does not have any net long-term economic effect or result in any net cash flows if the derivative and the hedged item are held to maturity. Since these estimated fair values eventually return to zero (or par value) on the maturity date, the effect of such fluctuations throughout the hedge period is usually only a timing issue.

Fair Value Estimates. We report certain assets and liabilities on the statement of condition at estimated fair value, including investments classified as AFS, grantor trust assets, and all derivatives. "Fair value" is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (i.e., an exit price). We are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and the participants with whom we would transact in that market. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition.

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

We categorize our financial instruments reported at estimated fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Level 1 instruments are those for which inputs to the valuation methodology are observable and are derived from quoted prices (unadjusted) for identical assets or liabilities in active markets that we can access on the measurement date. Level 2 instruments are those for which inputs are observable, either directly or indirectly, and include quoted prices for similar assets and liabilities. Finally, level 3 instruments are those for which inputs are unobservable or are unable to be corroborated by external market data.

To the extent possible, we use observable inputs in our valuation models. However, as certain markets continue to remain illiquid, we may utilize more unobservable inputs if they better reflect market values. With respect to our private-label RMBS, we concluded that, overall, the inputs used to determine fair value are unobservable (i.e., level 3). We have sufficient information to conclude that level 3 is appropriate based on our knowledge of the dislocation of the private-label RMBS market and the distribution of prices received from multiple third-party pricing services, which is generally wider than would be expected if observable inputs were used.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our loan loss allowance policy requires management to determine if it is probable that impairment has occurred in the mortgage loan portfolio as of the statement of condition date and whether the amount of loss can be reasonably estimated. Losses shall not be recognized before it is probable that they have been incurred, even though it may be probable based on past experience that losses will be incurred in the future. Probable impairment occurs when management determines, using current and historical information and events, that it is likely that not all amounts due according to the contractual terms of the loan agreement will be collected by the Bank.

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

These estimates require significant judgments, especially considering the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise. Because of variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio's inherent risks will change as warranted by changes in the economy. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.

We considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $3.1 million. However, such increase would be substantially offset by credit enhancements. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

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

The following table presents the significant modeling assumptions used to determine whether any of our private-label RMBS and ABS was OTTI during the year ended December 31, 2017, as well as the related current credit enhancement ($ amounts in millions).

		Significant Modeling Assumptions (1)			Current Credit Enhancement (3)
Classification (2)	UPB	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$262	13%	7%	22%	4%
Total Alt-A	—	11%	6%	11%	11%
Total private-label RMBS	$262	13%	7%	22%	4%

Home equity loan ABS:
Total subprime - home equity loans (4)	$1	7%	29%	39%	—%

(1)	Weighted average based on UPB.

(2)
The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the rating agency's classification at the time of origination.

(3)
Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss.

(4)	Modeling assumptions assume no payout from monoline bond insurers.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended December 31, 2017 totaled $0. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period totaled $0. The adverse scenario and associated results do not represent our current expectations and, therefore, should not be construed as a prediction of our future results, market conditions or the performance of these securities. Rather, the results from this hypothetical adverse scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected in our OTTI evaluation.

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

Legislative and Regulatory Developments.

Finance Agency Proposed Rule on Capital Requirements. On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBanks calculate credit-risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead would require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit-risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We continue to evaluate the proposed rule and to evaluate the process of converting from the current rule on capital requirements to a new final rule. At this time, we do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations. However, we expect that any final rule could require us to make changes to our systems, which could carry operational and other risks.

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

FRB, FDIC and OCC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts ("QFCs"). On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions ("GSIB") regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as "repos") and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, and November 29, 2017, the FDIC and OCC respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions. These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration, and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities ("Swap Margin Rules") to conform the definition of "eligible master netting agreement" in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

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

The Finance Agency establishes certain risk-related compliance requirements. In addition, our board of directors has established a Risk Appetite Statement that summarizes the amounts, levels and types of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement incorporates high level qualitative and quantitative risk limits and tolerances from our Enterprise Risk Management Policy, which serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related policies approved by our board of directors, including the Operational Risk Management Policy, the Model Risk Management Policy, the Credit Policy, the Capital Markets Policy, and the Enterprise Information Security Policy.

Effective risk management programs include not only conformance of specific risk management practices to the Enterprise Risk Management Policy and other key risk-related policy requirements, but also the active involvement of our board of directors. Our board of directors has established a Risk Oversight Committee that provides focus, direction and accountability for our risk management process. Further, pursuant to the Enterprise Risk Management Policy, the following internal management committees focus on risk management, among other duties:

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

•	Capital Markets Committee

•	Focuses on the Bank's investment and funding activities as they relate to financial performance, risk profile and the Bank's strategic direction; and

•
Deliberates proposed strategies to meet funding needs and achieve financial performance objectives established by the board of directors and senior management, while remaining within established risk control parameters.

•	IT Steering Committee

•	Monitors our technology-related activities, strategies, risk positions and issues; and

•	Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives.

•	Strategy Risk Management Committee

•
Provides strategic direction in the management of key risk exposures and risk policies, and adjudicates strategic risk issues as they arise (credit, market, liquidity, advance lending, AMA, investment portfolio, treasury, operations, regulatory and reputation); and

•	Identifies and understands current and emerging risks and opportunities - makes course corrections as circumstances and events dictate.

Each of the committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent risk-related issues.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate material risks, including both quantitative and qualitative aspects, which could adversely affect achievement of our financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to understand and identify the risks inherent in their respective operations. These assessments evaluate the inherent risks within each of the key processes as well as the controls and strategies in place to manage those risks, identify primary weaknesses, and recommend actions that should be undertaken to address the identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

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

Section 10(a) of the Bank Act prohibits us from making an advance without sufficient collateral to fully secure the advance. Security is provided via thorough underwriting and establishing a perfected position in eligible assets pledged by the borrower as collateral before an advance is made by filing Uniform Commercial Code financing statements in the appropriate jurisdictions. Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control increasing when a borrower's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support advances and work with members to improve the accuracy of valuations.

As of December 31, 2017 and 2016, advances to our insurance company members represented 45% and 53%, respectively, of our total advances, at par. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent significant growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

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

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2017, we had no advances outstanding to a depository member whose total credit products exceeded 50% of its adjusted assets.

On March 18, 2016, our board of directors modified the initial borrowing limit for our insurance company members (excluding captive insurance companies) to 25% of their total general account assets less money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of December 31, 2017, we had advances outstanding, at par, of $325 million to one of our insurance company members whose total credit products exceeded 25% of their general account assets, net of money borrowed.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of December 31, 2017, one such captive insurance company member's total credit products exceeded the percentage limit. Therefore, no new or renewed credit extensions have been extended to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2017, our top borrower held 17% of total advances outstanding, at par, and our top five borrowers held 45% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Additionally, for any CFI, as defined in accordance with the Bank Act, we may also accept secured loans for small business, agricultural and community development activities.

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

The following table provides information regarding credit products outstanding with member and non-member borrowers based on their reporting status at December 31, 2017, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by members and non-members with outstanding credit products at December 31, 2017, and therefore does not include all assets against which we have liens via our security agreements and Uniform Commercial Code filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	56	$7,675	$6,624	$—	$14,299	$8,908	$3,943
Specific listings	77	16,685	2,683	2,995	22,363	16,411	10,238
Possession	31	4,805	10,683	9,788	25,276	18,397	15,650
Hybrid (3)	36	7,306	3,072	2,313	12,691	8,667	4,562
Total	200	$36,471	$23,062	$15,096	$74,629	$52,383	$34,393

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

The Bank conducts regular on-site reviews of collateral pledged by members to confirm the existence of the pledged collateral, confirm that the collateral conforms to our eligibility requirements, and score the collateral for concentration and credit risk. Based on the results of such on-site reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

Credit Review and Monitoring. We monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution borrowers, regulatory financial statements filed with the appropriate state insurance department by insurance company borrowers, SEC filings, and rating agency reports, to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have the ability to obtain borrowers' regulatory examination reports and, when appropriate, may contact borrowers' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for a borrower.

We use models to assign a quarterly financial performance measure for all depository institution borrowers. This measure, combined with other credit monitoring tools and the level of a member's usage of credit products, determines the frequency and depth of underwriting analysis for these institutions.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

Short-Term Investments. Our short-term investment portfolio typically includes federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investment portfolio also typically includes securities purchased under agreements to resell, which are secured by United States Treasuries or Agency MBS passthroughs. Although we are permitted to purchase these securities for terms of up to 275 days, most mature overnight.

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

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight and term federal funds sold up to a total unsecured exposure to a single counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating.

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2017, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposures to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

December 31, 2017	AA	A	Total
Domestic	$—	$1,160	$1,160
Australia	780	—	780
Total unsecured credit exposure	$780	$1,160	$1,940

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

•
Excess spread - the average coupon rate of the underlying mortgage loans in the pool is higher than the coupon rate on the MBS and the spread differential may be used to offset any losses that may be realized;

•
Over-collateralization - the total outstanding balance of the underlying mortgage loans in the pool is greater than the outstanding MBS balance and the excess collateral is available to offset any losses that may be realized; and

•	Insurance wrap - a third-party bond insurance company guarantees timely payment of principal and interest to certain classes of the security.

Our private-label RMBS and ABS are backed by collateral located only in the United States and the District of Columbia. The top five states, by percentage of collateral located in those states as of December 31, 2017, were California (65%), New York (7%), Florida (4%), Connecticut (3%), and Virginia (2%).

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments totaled 288% of total regulatory capital at December 31, 2017. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, grouped by credit rating and investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P, Moody's and Fitch Ratings, Inc., each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any subsequent changes in ratings, outlook, or watch status ($ amounts in millions).

					Below
					Investment
December 31, 2017	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$660	$—	$—	$660
Securities purchased under agreements to resell	—	2,606	—	—	—	2,606
Federal funds sold	—	780	500	—	—	1,280
Total short-term investments	—	3,386	1,160	—	—	4,546
Long-term investments:
GSE and TVA debentures	—	4,404	—	—	—	4,404
GSE MBS	—	5,060	—	—	—	5,060
Other U.S. obligations - guaranteed RMBS	—	3,299	—	—	—	3,299
Private-label RMBS and ABS	—	4	16	2	242	264
Total long-term investments	—	12,767	16	2	242	13,027

Total investments, carrying value	$—	$16,153	$1,176	$2	$242	$17,573

Percentage of total	—%	92%	7%	—%	1%	100%

December 31, 2016
Short-term investments:
Interest-bearing deposits	$—	$—	$150	$—	$—	$150
Securities purchased under agreements to resell	—	1,781	—	—	—	1,781
Federal funds sold	—	660	990	—	—	1,650
Total short-term investments	—	2,441	1,140	—	—	3,581
Long-term investments:
GSE and TVA debentures	—	4,715	—	—	—	4,715
GSE MBS	—	4,158	—	—	—	4,158
Other U.S. obligations - guaranteed RMBS	—	2,679	—	—	—	2,679
Private-label RMBS and ABS	—	7	19	5	297	328
Total long-term investments	—	11,559	19	5	297	11,880

Total investments, carrying value	$—	$14,000	$1,159	$5	$297	$15,461

Percentage of total	—%	91%	7%	—%	2%	100%
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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2017, we had PMI coverage on $1.6 billion or 17% of our conventional MPP mortgage loans, which included coverage of $1.2 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $3.9 million.

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

The following table presents the changes in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	2017			2016
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of year	$8	$118	$126	$9	$83	$92
Additions	1	24	25	1	35	36
Claims paid	(1)	—	(1)	(1)	—	(1)
Distributions to PFIs	(1)	—	(1)	(1)	—	(1)
Liability, end of year	$7	$142	$149	$8	$118	$126

SMI. Losses that exceed available LRA funds are covered by SMI (for original MPP loans) up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of available LRA funds and SMI.

Our current SMI providers are Mortgage Guaranty Insurance Corporation and Genworth Mortgage Insurance Corporation. For pools of loans acquired under the original MPP, we entered into the insurance contracts directly with the SMI providers, including a contract for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. The premiums are the PFI's obligation. As an administrative convenience, we collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider.

Credit Risk Exposure to SMI Providers. As of December 31, 2017, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $851 million.

We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

The following table presents the lowest credit rating from S&P, Moody's and Fitch Ratings, Inc., stated in terms of the S&P equivalent, for our SMI companies and the estimated SMI exposure as of December 31, 2017 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
Mortgage Guaranty Insurance Corporation	BBB	$2
Genworth Mortgage Insurance Corporation	BB+	1
Total		$3

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2017, we had PMI coverage on $28 million or 11% of our conventional MPF Program mortgage loans.

FLA and CE Obligation. If losses occur in a pool, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2017, our exposure under the FLA was $4 million, and CE obligations available to cover losses in excess of the FLA were $2 million. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

MPP and MPF Program Loan Characteristics. Two indicators of credit quality are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults.

The following tables present these two characteristics of our MPP and MPF Program conventional loan portfolios as a percentage of the UPB outstanding ($ amounts in millions).

	December 31, 2017
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$3	76.6%	16.1%	3.0%	4.3%
620-659	78	89.0%	5.1%	1.8%	4.1%
660-699	673	96.6%	2.1%	0.4%	0.9%
700-739	1,883	98.6%	0.9%	0.2%	0.3%
740 or higher	7,064	99.5%	0.4%	0.0%	0.1%
Total	$9,701	99.0%	0.7%	0.1%	0.2%

For borrowers in our conventional loan portfolio at December 31, 2017, 99% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® Score at origination was 761.

LTV Ratio (2)	December 31, 2017
< = 60%	16%
> 60% to 70%	15%
> 70% to 80%	53%
> 80% to 90% (3)	11%
> 90% (3)	5%
Total	100%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2017, 84% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 73%.

We believe these two measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP and MPF Program Loan Concentration. The following table presents the percentage of UPB of MPP and MPF Program conventional loans outstanding at December 31, 2017 for the five largest state concentrations, with comparable percentages at December 31, 2016.

By State	December 31, 2017	December 31, 2016
Indiana	31%	31%
Michigan	31%	29%
California	13%	14%
Virginia	3%	3%
Colorado	2%	3%
All others	20%	20%
Total	100%	100%

The mortgage loans in our MPP and MPF Program portfolios are dispersed across 50 states and the District of Columbia. The median original size of each mortgage loan was approximately $156 thousand and $150 thousand at December 31, 2017 and 2016, respectively.

MPP and MPF Program Credit Performance. The UPB of our MPP and MPF Program conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions).

	As of and for the Years Ended December 31,
	2017	2016	2015	2014	2013
Past Due, Non-Accrual and Restructured Loans
Past due 90 days or more and still accruing interest	$19	$27	$34	$50	$80
Non-accrual loans (1) (2)	3	5	9	7	1
TDRs (3)	14	14	15	14	17

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$1	$1	$3	$5	$10
Charge-offs	—	—	(1)	(1)	(1)
Provision for (reversal of) loan losses	—	—	(1)	(1)	(4)
Allowance for loan losses, end of the year	$1	$1	$1	$3	$5

(1)
Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis).

(2)	The interest income shortfall on non-accrual loans was less than $1 million for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.

(3)
Represents TDRs that are still performing. TDRs related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs. See Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses for more information on modifications and TDRs.

(4)
Our allowance for loan losses also included $2 million, $3 million, $5 million, $6 million, and $14 million of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

The serious delinquency rate for government-guaranteed or -insured mortgages was 0.59% and 0.46% at December 31, 2017 and 2016, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 0.20% at December 31, 2017, compared to 0.32% at December 31, 2016. Both rates were below the national serious delinquency rate.

Although we establish credit enhancements in each mortgage pool purchased under our original MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy), the magnitude of the declines in home prices and increases in the time to complete foreclosures in past years resulted in losses in some of the mortgage pools that have exhausted the LRA; however, credit enhancement support is still available through the SMI coverage. Some of our mortgage pools have loans originated in states and localities (e.g., Florida, Illinois, Pennsylvania, New Jersey and New York) that have had the most lengthy foreclosure processes. We purchased most of these loan pools from institutions that are no longer members of our Bank and, thus, have stopped selling mortgage loans to us. When a mortgage pool's credit enhancements are exhausted, we will incur any additional loan losses in that pool.

Overall, the trends in the credit performance of our mortgage loans held for portfolio over the last five years have been positive.

Derivatives. The Dodd-Frank Act provides statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. Since June 2013, we have been required to clear certain interest-rate swaps that fall within the scope of the first mandatory clearing determination. Beginning in February 2014, certain derivatives designated by the CFTC as "made available to trade" were required to be executed on a swap execution facility.

Our over-the-counter derivative transactions are either (i) held with a counterparty (uncleared derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives).

•
Uncleared Derivatives. We are subject to credit risk due to the potential non-performance by the counterparties to our uncleared derivative transactions. We require collateral agreements with our uncleared derivative counterparties. The exposure thresholds above which collateral must be delivered vary; the threshold is zero in some cases.

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

December 31, 2017	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty (1)	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$2,789	$16	$(12)	$4
Uncleared derivatives - A	164	1	—	1
Cleared derivatives (2)	19,173	132	(9)	123
Total derivative positions with credit exposure to non-member counterparties	22,126	149	(21)	128
Total derivative positions with credit exposure to member institutions (3)	39	—	—	—
Subtotal - derivative positions with credit exposure	22,165	$149	$(21)	$128
Derivative positions without credit exposure	10,335
Total derivative positions	$32,500

(1)	Includes variation margin for daily settled contracts of $25 million at December 31, 2017.

(2)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(3)	Includes MDCs from member institutions (MPP).

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

Operational Risk Management. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events. Our management has established policies, procedures, and controls and acquired insurance coverage to mitigate operational risk. Our Internal Audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies, procedures, applicable regulatory requirements and best practices.

Our enterprise risk management function and business units complete a comprehensive annual risk and control assessment that serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the mitigating internal controls in order for the residual risks to be assessed and the appropriate strategy designed to accept, transfer, avoid or mitigate such risks. The risk assessment process provides management and the board of directors with a detailed and transparent view of our identified risks and related internal control structure.

We use various financial models to quantify financial risks and analyze potential strategies. We maintain a model risk management program that includes a validation program intended to mitigate the risk of loss resulting from model errors or the incorrect use or application of model output, which could potentially lead to inappropriate business or operational decisions.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems, software and networks. As a result, our Cyber Risk Management Program is designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Cyber Risk Management Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Protective security controls, detective controls, and responsive controls are in place for critical infrastructure, systems and services. Periodically, we engage external third parties to assess our Cyber Risk Management Program and perform testing to validate the effectiveness of the program.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate both a business resumption center and a disaster recovery data center, at separate locations, with the objective of being able to fully recover all critical activities in a timely manner. Both facilities are subject to periodic testing to demonstrate the Bank can recover operations in the event of a disaster. We also have a back-up agreement in place with the FHLBank of Cincinnati in the event the Bank's primary and back-up facilities are inoperable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As used in this Item, unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

Market risk is the risk that the market value or estimated fair value of our overall portfolio of assets and liabilities, including derivatives, or our net earnings will decline as a result of changes in interest rates or financial market volatility. Market risk includes the risks related to:

•	movements in interest rates over time;

•	changes in mortgage prepayment speeds over time;

•	advance prepayments;

•	actual and implied interest-rate volatility;

•	the change in the relationship between short-term and long-term interest rates (i.e., the slope of the consolidated obligation and LIBOR yield curves);

•	the change in the relationship of FHLBank System debt spreads to relevant indices, primarily LIBOR (commonly referred to as "basis" risk); and

•	the change in the relationship between fixed rates and variable rates.

The goal of market risk management is to preserve our financial strength at all times, including during periods of significant market volatility and across a wide range of possible interest-rate scenarios. We regularly assess our exposure to changes in interest rates using a diverse set of analyses and measures. As appropriate, we may rebalance our portfolio to help attain our risk management objectives.

Our general approach toward managing interest-rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest-rate sensitivity to within our specified tolerances. Derivative financial instruments, primarily interest-rate swaps, are frequently employed to hedge the interest-rate risk and/or embedded option risk on advances, debt, GSE debentures and agency MBS held as investments.

The prepayment option on an advance can create interest-rate risk. If a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee, thereby substantially reducing market risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Financial Condition - Total Assets - Advances for more information on prepayment fees and their impact on our financial results.

We have significant investments in mortgage loans and MBS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates and other economic factors. We primarily manage the interest-rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage portfolios. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The duration of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

Significant resources, including analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest-rate risk in the balance sheet is properly measured, thus allowing us to monitor the risk against policy and regulatory limits. We use asset and liability models to calculate market values under alternative interest-rate scenarios. The models analyze our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, market data (such as rates, volatility, etc.) and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the models, including discounting curves, spreads for discounting, and prepayment assumptions.

Types of Key Market Risks

Our market risk results from various factors, such as:

•	Interest Rates - parallel and non-parallel shifts in the yield curve;

•	Basis Risk - the risk that changes to one interest-rate index will not perfectly offset changes to another interest-rate index;

•
Volatility - varying values of assets or liabilities with embedded options, such as mortgages and callable bonds, created by the changing expectations of the magnitude or frequency of changes in interest rates;

•
Option-Adjusted Spread - an estimate of the incremental yield spread between a particular financial instrument (i.e., an advance, investment or derivative contract) and a benchmark yield (e,g,, LIBOR). This includes consideration of potential variability in the instrument's cash flows resulting from any options embedded in the instrument, such as prepayment options; and

•
Prepayment Speeds - expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS, variations from which alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

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

Years Ended	VaR	High	Low	Average
December 31, 2017	$336	$336	$227	$275
December 31, 2016	239	239	110	150

Duration of Equity. Duration of equity is a measure of interest-rate risk and is a primary metric used to manage our market risk exposure. It is an estimate of the percentage change in our MVE that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve, the OIS curve, the consolidated obligation curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for scenarios for which the interest-rate curve is 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

As part of our overall interest-rate risk management process, we continue to evaluate strategies to manage interest-rate risk. Certain strategies, if implemented, could have an adverse impact on future earnings.

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

December 31, 2017	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,302	$3,200	$3,096	$3,001	$2,895
Percent change in MVE from base	6.7%	3.4%	0%	(3.1)%	(6.5)%
MVE/book value of equity (2)	106.2%	102.9%	99.5%	96.5%	93.1%
Duration of equity (3)	2.3	3.7	2.9	3.4	3.7

December 31, 2016	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$2,545	$2,634	$2,604	$2,546	$2,467
Percent change in MVE from base	(2.3)%	1.1%	0%	(2.2)%	(5.3)%
MVE/book value of equity (2)	97.7%	101.1%	99.9%	97.7%	94.7%
Duration of equity (3)	(5.3)	(0.1)	1.7	2.8	3.4

(1)	Given the current low interest-rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2016 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition. The changes in the MVE sensitivity from December 31, 2016 was primarily due to an update of the vendor prepayment model used in market risk modeling.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

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

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap was 0.10% at December 31, 2017, compared to 0.03% at December 31, 2016.

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

Hedging Debt Issuance. When CO bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the consolidated obligations market. To reduce funding costs, we may enter into interest-rate swaps concurrently with the issuance of consolidated obligations. A typical hedge of this type occurs when a CO bond is issued, while we simultaneously execute a matching interest rate swap. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO bond. In this transaction we typically pay a variable interest rate, generally LIBOR, which closely matches the interest payments we receive on short-term or variable-rate advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO bonds that we issue. Occasionally, interest rate swaps are executed to hedge discount notes.

Hedging Advances. Interest-rate swaps are also used to increase the flexibility of advance offerings by effectively converting the specific cash flows or characteristics that the borrower prefers into cash flows or characteristics that may be more readily or cost effectively funded in the debt markets.

Hedging Mortgage Loans. We use agency TBAs to hedge MDC positions.

Hedging Investments. Some interest-rate swaps are executed to hedge investments. In addition, interest-rate caps are purchased to reduce the risk inherent in floating-rate instruments that include caps as part of the structure.

Other Hedges. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our Enterprise Risk Management Policy. On an infrequent basis, we may act as an intermediary between certain smaller member institutions and the capital markets by executing interest-rate swaps with members.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2017	December 31, 2016
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$9,335	$8,273
		Economic	29	128
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	1,880	976
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair-value	2	5
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair-value	50	—
Sub-total advances			11,296	9,382
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	4,464	4,762
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	2,528	1,117
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	246	365
Sub-total investments			7,238	6,244
Mortgage loans:
Interest-rate swaption	Provides the option to enter into an interest-rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge.	Economic	—	350
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	73	99
Sub-total mortgage loans			73	449
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	6,916	6,030
		Economic	100	—
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	5,908	2,815
Receive float with embedded features, pay floating interest rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable-rate index and/or offsets embedded option risk in the bond.	Fair-value	—	20
Receive-float, pay-float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	600	—
Sub-total CO bonds			13,524	8,865
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	298	773
Sub-total discount notes			298	773
Stand-alone derivatives:
MDCs	Protects against fair value risk associated with fixed-rate mortgage purchase commitments.	Economic	71	99
Sub-total stand-alone derivatives			71	99
Total notional			$32,500	$25,812

Complex swaps include, but are not limited to, step-up bonds. The level of different types of derivatives is contingent upon and tends to vary with our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2017			December 31, 2016
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$6,820	$6,818	100%	$5,755	$5,631	98%
Total variable-rate	187	—	—%	239	—	—%
Total AFS securities, amortized cost	$7,007	$6,818	97%	$5,994	$5,631	94%

Advances:
Total fixed-rate	$25,133	$11,244	45%	$20,203	$9,377	46%
Total variable-rate	9,036	52	1%	7,929	5	—%
Total advances, par value	$34,169	$11,296	33%	$28,132	$9,382	33%

CO bonds:
Total fixed-rate	$25,033	$12,924	52%	$19,583	$8,845	45%
Total variable-rate	12,950	600	5%	13,925	20	—%
Total CO bonds, par value	$37,983	$13,524	36%	$33,508	$8,865	26%

Discount notes:
Total fixed-rate	$20,394	$300	1%	$16,820	$775	5%
Total variable-rate	—	—	—%	—	—	—%
Total discount notes, par value	$20,394	$300	1%	$16,820	$775	5%

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2017. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "FHLBank") as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "financial statements"). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank's financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 9, 2018

We have served as the FHLBank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31, 2017	December 31, 2016
Assets:
Cash and due from banks (Note 3)	$55,269	$546,612
Interest-bearing deposits	660,342	150,225
Securities purchased under agreements to resell	2,605,460	1,781,309
Federal funds sold	1,280,000	1,650,000
Available-for-sale securities (Notes 4 and 6)	7,128,758	6,059,835
Held-to-maturity securities (estimated fair values of $5,919,299 and $5,848,692, respectively) (Notes 5 and 6)	5,897,668	5,819,573
Advances (Note 7)	34,055,064	28,095,953
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(850), respectively (Notes 8 and 9)	10,356,341	9,501,397
Accrued interest receivable	105,314	93,716
Premises, software, and equipment, net (Note 10)	36,795	37,638
Derivative assets, net (Note 11)	128,206	134,848
Other assets	39,689	36,294

Total assets	$62,348,906	$53,907,400

Liabilities:
Deposits (Note 12)	$564,799	$524,073
Consolidated obligations (Note 13):
Discount notes	20,358,157	16,801,763
Bonds	37,895,653	33,467,279
Total consolidated obligations, net	58,253,810	50,269,042
Accrued interest payable	135,691	98,411
Affordable Housing Program payable (Note 14)	32,166	26,598
Derivative liabilities, net (Note 11)	2,718	25,225
Mandatorily redeemable capital stock (Note 15)	164,322	170,043
Other liabilities	249,894	357,812
Total liabilities	59,403,400	51,471,204

Commitments and contingencies (Note 20)

Capital (Note 15):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 18,566,388 and 14,897,390, respectively	1,856,639	1,489,739
Class B-2 issued and outstanding shares: 11,271 and 28,416, respectively	1,127	2,842
Total capital stock	1,857,766	1,492,581
Retained earnings:
Unrestricted	792,783	734,982
Restricted	183,551	152,265
Total retained earnings	976,334	887,247
Total accumulated other comprehensive income (Note 16)	111,406	56,368
Total capital	2,945,506	2,436,196

Total liabilities and capital	$62,348,906	$53,907,400

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Interest Income:
Advances	$404,494	$219,061	$126,216
Prepayment fees on advances, net	1,369	477	696
Interest-bearing deposits	3,397	808	217
Securities purchased under agreements to resell	6,144	6,481	1,534
Federal funds sold	44,054	10,494	2,821
Available-for-sale securities	121,049	69,106	32,858
Held-to-maturity securities	119,347	112,959	115,752
Mortgage loans held for portfolio	314,827	274,343	264,199
Other interest income (loss), net	1,955	1,162	(570)
Total interest income	1,016,636	694,891	543,723

Interest Expense:
Consolidated obligation discount notes	182,104	64,370	19,750
Consolidated obligation bonds	559,711	425,006	327,932
Deposits	4,784	709	94
Mandatorily redeemable capital stock	7,034	6,613	522
Other interest expense	—	—	—
Total interest expense	753,633	496,698	348,298

Net interest income	263,003	198,193	195,425
Provision for (reversal of) credit losses	51	(45)	(456)

Net interest income after provision for credit losses	262,952	198,238	195,881

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	(207)	(197)	(61)
Net other-than-temporary impairment losses, credit portion	(207)	(197)	(61)
Net gains (losses) on derivatives and hedging activities	(9,258)	2,272	2,832
Service fees	947	1,200	967
Standby letters of credit fees	747	736	657
Other, net (Note 20)	1,775	1,647	6,086
Total other income (loss)	(5,996)	5,658	10,481

Other Expenses:
Compensation and benefits	47,631	45,647	42,307
Other operating expenses	26,349	24,945	22,382
Federal Housing Finance Agency	3,328	2,955	2,703
Office of Finance	3,687	3,020	3,118
Other	1,367	1,032	1,384
Total other expenses	82,362	77,599	71,894

Income before assessments	174,594	126,297	134,468

Affordable Housing Program assessments	18,163	13,291	13,499

Net income	$156,431	$113,006	$120,969

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2017	2016	2015

Net income	$156,431	$113,006	$120,969

Other Comprehensive Income (Loss):

Net change in unrealized gains (losses) on available-for-sale securities	53,051	39,371	(15,981)

Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	2,384	(3,291)	(7,943)

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	52	29	43

Pension benefits, net (Note 17)	(449)	(2,619)	99

Total other comprehensive income (loss)	55,038	33,490	(23,782)

Total comprehensive income	$211,469	$146,496	$97,187

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2015, 2016, and 2017
($ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2014	15,510	$1,550,981	$672,159	$105,470	$777,629	$46,660	$2,375,270

Total comprehensive income			96,775	24,194	120,969	(23,782)	97,187

Proceeds from issuance of capital stock	2,171	217,160					217,160
Repurchase/redemption of capital stock	(2,403)	(240,335)					(240,335)

Cash dividends on capital stock (4.12%)			(63,485)	—	(63,485)		(63,485)

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			90,405	22,601	113,006	33,490	146,496

Proceeds from issuance of capital stock	1,478	147,831					147,831
Shares reclassified to mandatorily redeemable capital stock, net	(1,830)	(183,056)					(183,056)

Distributions on mandatorily redeemable capital stock			(1,072)	—	(1,072)		(1,072)
Cash dividends on capital stock (4.25%)			(59,800)	—	(59,800)		(59,800)

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			125,145	31,286	156,431	55,038	211,469

Proceeds from issuance of capital stock	3,652	365,185					365,185

Cash dividends on capital stock (4.25%)			(67,344)	—	(67,344)		(67,344)

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$156,431	$113,006	$120,969
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	69,111	57,040	52,556
Prepayment fees on advances, net of related swap termination fees	—	(526)	(2,508)
Changes in net derivative and hedging activities	(13,643)	22,701	56,171
Net other-than-temporary impairment losses, credit portion	207	197	61
Provision for (reversal of) credit losses	51	(45)	(456)
Changes in:
Accrued interest receivable	(11,783)	(5,541)	(5,650)
Other assets	(1,867)	(2,674)	(5,853)
Accrued interest payable	37,343	16,597	4,802
Other liabilities	27,890	38,187	30,702
Total adjustments, net	107,309	125,936	129,825

Net cash provided by operating activities	263,740	238,942	250,794

Investing Activities:
Net change in:
Interest-bearing deposits	(464,287)	(39,205)	55,309
Securities purchased under agreements to resell	(824,151)	(1,781,309)	—
Federal funds sold	370,000	(1,650,000)	—
Available-for-sale securities:
Proceeds from maturities	1,041,227	855,927	82,567
Purchases	(2,213,866)	(2,906,310)	(635,954)
Held-to-maturity securities:
Proceeds from maturities	1,245,438	1,351,512	1,577,327
Purchases	(1,325,424)	(983,718)	(802,687)
Advances:
Principal repayments	280,448,048	146,368,448	96,180,660
Disbursements to members	(286,485,558)	(147,692,939)	(102,357,927)
Mortgage loans held for portfolio:
Principal collections	1,245,983	1,701,633	1,323,072
Purchases from members	(2,144,552)	(3,074,847)	(2,663,395)
Purchases of premises, software, and equipment	(5,176)	(4,957)	(4,494)
Loans to other Federal Home Loan Banks:
Principal repayments	100,000	300,000	—
Disbursements	(100,000)	(300,000)	—

Net cash used in investing activities	(9,112,318)	(7,855,765)	(7,245,522)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Financing Activities:
Changes in deposits	73,891	22,268	(528,048)
Net payments on derivative contracts with financing elements	(16,683)	(32,898)	(57,828)
Net proceeds from issuance of consolidated obligations:
Discount notes	216,011,184	331,383,919	101,485,730
Bonds	23,856,245	31,636,349	22,234,991
Payments for matured and retired consolidated obligations:
Discount notes	(212,480,262)	(333,840,103)	(94,808,634)
Bonds	(19,379,260)	(25,997,585)	(19,862,550)
Proceeds from issuance of capital stock	365,185	147,831	217,160
Payments for redemption/repurchase of capital stock	—	—	(240,335)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(5,721)	(28,148)	(1,610)
Dividend payments on capital stock	(67,344)	(59,800)	(63,485)

Net cash provided by financing activities	8,357,235	3,231,833	8,375,391

Net increase (decrease) in cash and due from banks	(491,343)	(4,384,990)	1,380,663

Cash and due from banks at beginning of year	546,612	4,931,602	3,550,939

Cash and due from banks at end of year	$55,269	$546,612	$4,931,602

Supplemental Disclosures:
Interest payments	$525,403	$415,261	$321,227
Purchases of securities, traded but not yet settled	—	120,266	179,580
Affordable Housing Program payments	12,595	17,796	19,295
Capitalized interest on certain held-to-maturity securities	3,282	975	1,483
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	183,056	—

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2017 and 2016, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2017, 2016, and 2015. We use acronyms and terms throughout these Notes to Financial Statements that are defined herein or in the Glossary of Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

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

Each FHLBank is a financial cooperative that provides a readily available, competitively-priced source of funds to its member institutions. Regulated financial depositories and non-captive insurance companies engaged in residential housing finance that have their principal place of business located in, or are domiciled in, our district states of Michigan or Indiana are eligible for membership in our Bank. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, Housing Associates are not members and, as such, are not allowed to hold our capital stock.

Each member must purchase a minimum amount of our capital stock based on the amount of its total mortgage assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) hold our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 15 - Capital. See Note 21 - Related Party and Other Transactions for more information about transactions with related parties.

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

We also provide correspondent services, such as wire transfer, security safekeeping, and settlement services, to our members.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates pertain to derivatives and hedging activity, fair value, the provision for credit losses, and OTTI. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

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

Reclassifications. We have reclassified certain amounts from the prior period to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total capital, net income, total comprehensive income or net cash flows.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits may include certificates of deposit and bank notes not meeting the definition of a security. Securities purchased under agreements to resell are considered short-term collateralized financings. These securities are held in safekeeping in our name by third-party custodians approved by us. If the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in our name, and/or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be reduced accordingly. Federal funds sold consist of short-term, unsecured loans made to investment-grade counterparties.

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition. We did not have any investments classified as trading during the years ended December 31, 2017, 2016 or 2015.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In addition, sales of HTM debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (i) the sale occurs near enough to its maturity date (or call date, if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and any changes in market interest rates would not have a significant effect on the security's fair value, or (ii) the sale occurs after we have already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments or to scheduled payments payable in equal installments (both principal and interest) over its term.

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

Premiums and Discounts. We amortize purchased premiums and accrete purchased discounts on MBS and ABS at an individual security level using the retrospective level-yield method (retrospective interest method) over the estimated remaining cash flows of each security. This method requires that we estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been used since the acquisition date. Changes in interest rates are a significant assumption used in prepayment speed estimates.

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

Investment Securities - Other-Than-Temporary Impairment. On a quarterly basis, we evaluate our individual AFS and HTM securities that have been previously OTTI or are in an unrealized loss position to determine if any such securities are OTTI. A security is in an unrealized loss position (i.e., impaired) when its estimated fair value is less than its amortized cost. We consider an impaired debt security to be OTTI under any of the following conditions:

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

If the present value of the cash flows expected to be collected is less than the amortized cost of the debt security, a credit loss equal to that difference is recorded, and the carrying value of the debt security is adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the remaining amount, if any, related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is capped at the amount of that security's unrealized loss. The new amortized cost basis of the OTTI security, which reflects the credit loss, will not be adjusted for any subsequent recoveries of fair value.

The total OTTI loss is presented in other income (loss) with an offset for the portion recognized in OCI. The remaining amount represents the credit loss.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Additional OTTI. Subsequent to any recognition of OTTI, if the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional credit loss equal to that difference as additional OTTI. The total amount of additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost, less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI, and its fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount of non-credit losses remaining in AOCI, is reclassified out of AOCI and into other income (loss).

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

Interest Income Recognition. As of the initial OTTI measurement date, a new accretable yield is calculated for the OTTI debt security. This yield is then used to calculate the portion of the credit losses included in the amortized cost of the security to be recognized into interest income each period over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

On a quarterly basis, we re-evaluate the estimated cash flows and accretable yield. If there is no additional OTTI and there is either (i) a significant increase in the security's expected cash flows or (ii) a favorable change in the timing and amount of the security's expected cash flows, we adjust the accretable yield on a prospective basis.

Variable Interest Entities. We do not have any special purpose entities or any other type of off-balance sheet conduits. We have investments in VIEs that consist of senior interests in private-label RMBS and ABS. The carrying amounts of the investments are included in HTM or AFS securities. We have no liabilities related to these VIEs. The maximum loss exposure on these VIEs is limited to our carrying value.

On an annual basis, or more frequently as needed, we conduct an evaluation to determine whether we are the primary beneficiary of any VIE. To make this determination, we consider whether we possess both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses, or the right to receive benefits from the VIE, that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, we have determined that we are not the primary beneficiary of a VIE and, therefore, consolidation is not required for our investments in VIEs as of December 31, 2017 or 2016. In addition, we have not provided financial or other support (explicitly or implicitly) to any VIE during the years ended December 31, 2017, 2016, or 2015. Furthermore, we were not previously contractually required to provide, nor do we intend to provide, that support to any VIE in the future.

Advances. We record advances at amortized cost, adjusted for unamortized premiums, discounts, prepayment fees and swap termination fees, unearned commitment fees, and fair-value hedging adjustments. We amortize/accrete premiums, discounts, hedging basis adjustments, deferred prepayment fees, and deferred swap termination fees, and recognize unearned commitment fees on advances, to interest income using a level-yield methodology. When an advance is prepaid, any remaining premium or discount is amortized at the time of prepayment. We record interest on advances to interest income as earned.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower repays certain advances prior to the original maturity. We report prepayment fees net of any swap termination fees and hedge accounting basis adjustments.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We account for the transaction as an extinguishment if both of the following criteria are met: (i) the effective yield of the new advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks who is not prepaying, and (ii) modifications of the original advance are determined to be more than minor, i.e., if the present value of the cash flows under the terms of the new advance is at least 10% different from the present value of the remaining cash flows under the terms of the original advance or through an evaluation of qualitative factors which may include changes in the interest-rate exposure to the member by moving from a fixed to an adjustable rate advance. In all other instances, the transaction is accounted for as an advance modification.

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

If the transaction is determined to be an advance modification, the income from nonrefundable prepayment fees, net of swap termination fees, associated with the modification of the original advance is not recognized in current income but is (i) included in the carrying value of the modified advance and amortized into interest income using a level-yield methodology when the prepayment fee is received up front or (ii) embedded into the rate of the modified advance and recorded as an adjustment to the interest accrual. If the modified advance is hedged in a qualifying hedge relationship, the modified advance is marked to fair value, and subsequent fair value changes attributable to the hedged risk are recorded in other income (loss).

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported at cost, adjusted for premiums paid to and discounts received from PFIs, deferred loan fees or costs, hedging basis adjustments, and the allowance for loan losses.

Premiums and Discounts. We defer and amortize/accrete premiums and discounts, certain loan fees or costs, and hedging basis adjustments to interest income using the contractual level-yield interest method. When a loan is prepaid, any remaining premium or discount is amortized to interest income in the period in which the loan is prepaid and derecognized. For partial prepayments, a proportionate share of any remaining premium or discount is amortized to interest income in the period in which the prepayment occurs.

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). Monthly servicer remittances on MPP loans on an actual/actual basis may also be well secured; however, servicers on actual/actual remittance do not advance principal and interest due until the payments are received from the borrower or when the loan is repaid.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

REO. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to us to satisfy the loan. As the servicer progresses through the process from foreclosure to liquidation, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process. Upon full receipt, the mortgage loan is removed from our statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition.

Under the MPF Program, REO is recorded in other assets and includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. We recognize a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of the transfer from mortgage loans to REO. Any subsequent gains, losses, and carrying costs are included in other expense.

Loan Participations. We may sell participating interests in MPP loans acquired from our PFIs to other FHLBanks. The terms of the sale of these participating interests meet the accounting requirements for a sale and, therefore, the participating interests are de-recognized from our reported mortgage loan balances and a pro-rata portion of the fixed LRA is assumed by the participating FHLBank for its use in loss mitigation. As a result, available funds remaining in our LRA include our pro-rata portion only of the fixed LRA associated with the participating interests retained by us. The portion of the participation fees received related to our upfront costs is recognized immediately into income, while the remaining portion related to our ongoing costs is deferred and amortized to income over the remaining life of the loans.

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment if it is probable that impairment has occurred as of the statement of condition date and the amount of loss can be reasonably estimated. See Note 9 - Allowance for Credit Losses for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) credit products (advances, letters of credit, and other extensions of credit to members); (ii) term securities purchased under agreements to resell and term federal funds sold; (iii) government-guaranteed or -insured mortgage loans held for portfolio; and (iv) conventional mortgage loans held for portfolio.

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

MPP loans discharged in Chapter 7 bankruptcy proceedings without a reaffirmation of the debt are considered TDRs unless they are covered by SMI policies. Loans discharged in Chapter 7 bankruptcy proceedings with SMI policies are also considered to be TDRs unless (i) we will not suffer more than an insignificant delay in receiving all principal and interest due or (ii) we are not relinquishing a legal right to pursue the borrower for deficiencies for those loans not affirmed.

TDRs related to MPF Program loans occur when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Such TDRs generally involve modifying the borrower's monthly payment for a period of up to 36 months. MPF Program loans discharged in Chapter 7 bankruptcy proceedings without a reaffirmation of the debt are also considered TDRs.

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

Loans that are considered collateral dependent are subject to individual evaluation for impairment instead of collective evaluation. Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). We consider all impaired loans to be collateral dependent and, therefore, measure impairment based on the fair value of the underlying collateral less costs to sell.

Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. A charge-off is recorded to the extent that the recorded investment (including UPB, accrued interest, unamortized premiums or discounts, and hedging adjustments) in a loan will not be fully recovered. We record a charge-off on a conventional mortgage loan against the loan loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the settlement of a claim against any of the credit enhancements, delinquency in excess of 180 days, and filing for bankruptcy protection. We charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements.

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

Derivatives are recorded beginning on the trade date and typically executed and designated in a qualifying hedging relationship at the same time as the acquisition of the hedged item. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase mortgage loans, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Qualifying Hedges. Hedging relationships must meet certain criteria to qualify for hedge accounting including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective. Two approaches to hedge accounting include:

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

(ii)
Short-cut hedge accounting - Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the entire change in fair value of the related derivative. Therefore, the derivative is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability. For all existing hedging relationships entered into prior to April 1, 2008, we continue to use the short-cut method of accounting provided they still meet the assumption of "no ineffectiveness." We no longer apply this method to any other hedging relationships.

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

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize only the net interest settlement and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability.

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as an adjustment to the income or expense of the designated hedged item.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) the hedging relationship ceases to be highly effective; (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we elect to discontinue hedge accounting.

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

Discounts and Premiums. We accrete/amortize the discounts and premiums as well as hedging basis adjustments on CO bonds to interest expense using the level-yield interest method over the term to contractual maturity of the corresponding CO bonds. Any remaining unamortized premium or discount is recognized upon prepayment.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued on our behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using the level-yield interest method, to interest expense over the term to contractual maturity of the corresponding consolidated obligations. Any remaining unamortized concessions are recognized upon prepayment.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. When a member withdraws or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership, the member's shares are then subject to redemption, at which time a five-year redemption period commences. Since the shares meet the definition of a mandatorily redeemable financial instrument, the shares are reclassified from capital to liabilities as MRCS at estimated fair value, which is equal to par value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as interest expense.

We reclassify MRCS from liabilities to capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as interest expense.

Employee Retirement and Deferred Compensation Plans. We recognize the minimum required contribution to the DB plan as expense ratably over the plan year to which it relates. Without a prefunding election, any contribution made in excess of the minimum required contribution is recorded as an expense in the quarterly reporting period in which the contribution is made.

Restricted Retained Earnings. In accordance with the Bank's JCE Agreement, we allocate 20% of our net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least 1% of the average balance of our outstanding consolidated obligations for the previous quarter.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Contingent Put and Call Options in Debt Instruments (Accounting Standards Update (ASU) 2016-06). On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host contracts. The amendments require entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks.

This amended guidance was effective for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance on January 1, 2017 had no effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance.

Revenue from Contracts with Customers (ASU 2014-09). On May 28, 2014, the FASB issued new guidance on revenue from contracts with customers. This guidance outlines a comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts.

On August 12, 2015, the FASB issued an amendment to defer the effective date of the guidance by one year. In 2016, the FASB issued additional amendments to clarify certain aspects of the guidance; however, the amendments do not change the core principle in the guidance.

The guidance became effective for interim and annual periods beginning on January 1, 2018. The guidance provides entities with the option of using either of the following two methods upon adoption: (i) a full retrospective method, applied to each prior reporting period presented; or (ii) a modified retrospective method, with the cumulative effect of initially applying this guidance recognized at the date of initial adoption. The adoption of this guidance will have no effect on our financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following provisions:

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

The guidance became effective for the interim and annual periods beginning on January 1, 2018. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the statement of condition as of the beginning of the period of adoption. The adoption of this guidance will have no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). On August 26, 2016, the FASB issued amendments to clarify existing guidance on the classification of certain cash receipts and payments on the statement of cash flows to reduce current and potential future diversity in practice regarding eight specific cash flow issues.

These amendments became effective for interim and annual periods beginning on January 1, 2018. These amendments should be applied using a retrospective transition method to each period presented. The adoption of these amendments will have no effect on our financial condition, results of operations, or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). On March 10, 2017, the FASB issued amendments to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments require that an employer disaggregate the service cost component from the other components of net pension and benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement.

These amendments became effective for interim and annual periods beginning on January 1, 2018. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit cost. The adoption of these amendments will have no effect on our financial condition, results of operations, or cash flows. However, the adoption will result in a reclassification within other expenses on the income statement of the non-service components of our net periodic pension cost.

Leases (ASU 2016-02). On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, in an operating or finance lease, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize a lease asset and lease liability. Under previous guidance, a lessee was not required to recognize a lease asset and lease liability arising from an operating lease on the statement of condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

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

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). On March 30, 2017, the FASB issued amendments to shorten the amortization period for certain callable debt securities purchased at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. No change is required for securities purchased at a discount.

These amendments are effective beginning on January 1, 2019. Early adoption is permitted; however, we plan to adopt the amendments on the effective date. The amendments should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance will have no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in OCI. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

This guidance is effective beginning January 1, 2019. Early adoption is permitted; however, we plan to adopt the guidance on the effective date. We are in the process of evaluating this guidance; but we currently expect its adoption to have no effect on our financial condition, results of operations, or cash flows. However, the amended presentation and disclosure guidance will result in a prospective reclassification on the income statement of the change in fair value of hedging instruments and related hedged items in fair value hedging relationships from other income to interest income.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13). On June 16, 2016, the FASB issued amended guidance for the measurement of credit losses on financial instruments. The amendments require entities to measure expected losses over the entire estimated life of a financial instrument instead of incurred losses. Such measurement must be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

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

This guidance is effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted as of the interim and annual reporting periods beginning after December 15, 2018; however, we plan to adopt this guidance on the effective date. This guidance should be applied using a modified-retrospective approach whereby a cumulative-effect adjustment is recorded to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In addition, the guidance requires the use of a prospective transition approach for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination and for debt securities for which OTTI had been recognized before the effective date. We are in the process of evaluating this guidance, but expect the adoption to result in an increase to the allowance for credit losses, including an allowance for debt securities, primarily due to the requirement to measure losses for the entire estimated life of the financial asset. The impact on our financial condition, results of operations, and cash flows will depend upon the composition of financial assets held at the adoption date as well as the economic conditions and forecasts at that time.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $35,592, $101,311, and $81,853 for the years ended December 31, 2017, 2016, and 2015, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with the Federal Reserve Banks of $51,576 and $29,118 at December 31, 2017 and 2016, respectively.

Note 4 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2017	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,357,250	$—	$46,679	$—	$4,403,929
GSE MBS	2,460,455	—	45,840	—	2,506,295
Private-label RMBS	189,212	(68)	29,390	—	218,534
Total AFS securities	$7,006,917	$(68)	$121,909	$—	$7,128,758

December 31, 2016
GSE and TVA debentures	$4,693,211	$—	$25,624	$(4,201)	$4,714,634
GSE MBS	1,058,037	—	18,279	(234)	1,076,082
Private-label RMBS	242,181	(263)	27,201	—	269,119
Total AFS securities	$5,993,429	$(263)	$71,104	$(4,435)	$6,059,835

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$—	$—	$—	$—	$—	$—
GSE MBS	—	—	—	—	—	—
Private-label RMBS	—	—	2,494	(68)	2,494	(68)
Total impaired AFS securities	$—	$—	$2,494	$(68)	$2,494	$(68)

December 31, 2016
GSE and TVA debentures	$525,722	$(3,604)	$176,104	$(597)	$701,826	$(4,201)
GSE MBS	—	—	78,704	(234)	78,704	(234)
Private-label RMBS	—	—	3,002	(263)	3,002	(263)
Total impaired AFS securities	$525,722	$(3,604)	$257,810	$(1,094)	$783,532	$(4,698)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$83,666	$83,754	$972,508	$974,215
Due after 1 year through 5 years	2,317,516	2,336,699	1,841,488	1,855,517
Due after 5 years through 10 years	1,766,440	1,791,829	1,734,156	1,740,029
Due after 10 years	189,628	191,647	145,059	144,873
Total non-MBS	4,357,250	4,403,929	4,693,211	4,714,634
Total MBS	2,649,667	2,724,829	1,300,218	1,345,201
Total AFS securities	$7,006,917	$7,128,758	$5,993,429	$6,059,835

Realized Gains and Losses. There were no sales of AFS securities during the years ended December 31, 2017, 2016, or 2015. As of December 31, 2017, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 5 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2017	Cost (1)	OTTI	Value	Gains	Losses	Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,299,157	$—	$3,299,157	$6,555	$(6,690)	$3,299,022
GSE MBS	2,553,193	—	2,553,193	26,727	(4,529)	2,575,391
Private-label RMBS	37,889	—	37,889	240	(307)	37,822
Private-label ABS	7,480	(51)	7,429	40	(405)	7,064
Total HTM securities	$5,897,719	$(51)	$5,897,668	$33,562	$(11,931)	$5,919,299

December 31, 2016
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$2,678,437	$—	$2,678,437	$5,412	$(12,720)	$2,671,129
GSE MBS	3,082,343	—	3,082,343	46,480	(8,841)	3,119,982
Private-label RMBS	49,748	—	49,748	61	(533)	49,276
Private-label ABS	9,148	(103)	9,045	40	(780)	8,305
Total HTM securities	$5,819,676	$(103)	$5,819,573	$51,993	$(22,874)	$5,848,692

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2017	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,140,624	$(3,274)	$886,359	$(3,416)	$2,026,983	$(6,690)
GSE MBS	513,244	(2,191)	203,401	(2,338)	716,645	(4,529)
Private-label RMBS	14,712	(26)	11,369	(281)	26,081	(307)
Private-label ABS	—	—	7,064	(416)	7,064	(416)
Total impaired HTM securities	$1,668,580	$(5,491)	$1,108,193	$(6,451)	$2,776,773	$(11,942)

December 31, 2016
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$367,474	$(997)	$1,426,182	$(11,723)	$1,793,656	$(12,720)
GSE MBS	1,281,827	(7,915)	320,141	(926)	1,601,968	(8,841)
Private-label RMBS	18,166	(62)	15,770	(471)	33,936	(533)
Private-label ABS	—	—	8,304	(843)	8,304	(843)
Total impaired HTM securities	$1,667,467	$(8,974)	$1,770,397	$(13,963)	$3,437,864	$(22,937)

(1)
For private-label ABS, the total of unrealized losses does not agree to total gross unrecognized holding losses at December 31, 2017 and 2016 of $405 and $780, respectively. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $51 and $103, respectively, and gross unrecognized holding gains on previously OTTI securities of $40 and $40, respectively.

Contractual Maturity. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

Note 6 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. As described in Note 1 - Summary of Significant Accounting Policies, on a quarterly basis we evaluate our individual AFS and HTM investment securities for OTTI.

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

Our evaluation includes a projection of future cash flows based on an assessment of the structure of each security and certain assumptions (some of which are determined based upon other assumptions) such as:

•	the remaining payment terms for the security;

•	market interest rates;

•	expected housing price changes; and

•	based on underlying loan-level borrower and loan characteristics:

◦	prepayment speed;

◦	default rate; and

◦	loss severity on the collateral supporting our security.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A significant modeling assumption is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0% to an increase of 12.0% over a twelve-month period. For the vast majority of markets, the changes range from an increase of 2.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The following table presents the other significant modeling assumptions used to determine the amount of credit loss recognized in earnings during the year ended December 31, 2017 on the two private-label RMBS for which an OTTI was determined to have occurred, as well as the related current credit enhancement.

	Significant Modeling Assumptions			Current Credit
Classification (1)	Prepayment Rates	Default Rates	Loss Severities	Enhancement (2)
Prime	9%	11%	26%	—%
Subprime (3)	8%	40%	42%	—%

(1)
The classification (prime, Alt-A or subprime) is based on the model used to project the cash flows for the security, which may not be the same as the rating agency's classification at the time of origination.

(2)
Credit enhancement is defined as the percentage of subordinated tranches, excess spread, and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. A credit enhancement percentage of zero reflects a security that has no remaining credit support and is likely to have experienced an actual principal loss.

(3)	Modeling assumptions assume no payout from monoline bond insurers.

Our cash flow analysis uses two third-party models to assess whether the entire amortized cost basis of each of our private-label RMBS and ABS will be recovered. Since the projected cash flows are based on a number of assumptions and expectations, the results of these models can vary significantly with changes in those assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario.

The first third-party model considers borrower characteristics, collateral characteristics and the particular attributes of the loans underlying our securities, in conjunction with the assumptions.

The month-by-month projections of future loan performance derived from the first model are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

In performing the detailed cash flow analysis, we determine the present value of the cash flows expected to be collected, discounted at the security's effective yield. For variable-rate and hybrid private-label RMBS, we use the effective interest rate derived from a variable-rate index (e.g., 12-month LIBOR) plus the contractual spread, plus or minus a fixed spread adjustment. As the implied forward curve of the index changes over time, the effective interest rates derived from that index will also change over time.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation as described in Note 1 - Summary of Significant Accounting Policies, we did not have any change in intent to sell, nor were we required to sell, any OTTI security during the years ended December 31, 2017, 2016, or 2015. Therefore, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our cash flow analysis, we recognized credit losses of $207, $197, and $61 during the years ended December 31, 2017, 2016, and 2015, respectively. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings. The rollforward excludes accretion of credit losses for securities that have not experienced a significant increase in cash flows.

Credit Loss Rollforward	2017	2016	2015
Balance at beginning of year	$51,514	$60,673	$69,626
Additions:
Additional credit losses for which OTTI was previously recognized (1)	207	197	61
Reductions:
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(6,786)	(9,356)	(9,014)
Balance at end of year	$44,935	$51,514	$60,673

(1)	Relates to all securities impaired prior to January 1, 2017, 2016, and 2015, respectively.

The following table presents the December 31, 2017 classification and balances of OTTI securities impaired prior to that date (i.e., life-to-date) but not necessarily as of that date.

	December 31, 2017
	HTM Securities				AFS Securities
				Estimated			Estimated
OTTI Life-to-Date (1)	UPB	Amortized Cost	Carrying Value	Fair Value	UPB	Amortized Cost	Fair Value
Private-label RMBS - prime	$—	$—	$—	$—	$224,574	$189,212	$218,534
Private-label ABS - subprime	552	487	436	476	—	—	—
Total	$552	$487	$436	$476	$224,574	$189,212	$218,534

(1)
Securities are classified based on the originator's classification at the time of origination or based on the classification by the NRSROs upon issuance. Because there is no universally accepted definition of prime, Alt-A or subprime underwriting standards, such classifications are subjective.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2017 are considered temporary.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents advances outstanding by year of contractual maturity.

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$—	—
Due in 1 year or less	16,935,411	1.46	12,598,864	0.91
Due after 1 year through 2 years	2,701,784	1.96	2,752,629	1.74
Due after 2 years through 3 years	2,682,073	1.69	1,920,962	2.10
Due after 3 years through 4 years	2,172,549	1.78	2,605,198	1.38
Due after 4 years through 5 years	2,213,319	1.93	2,009,395	1.47
Thereafter	7,464,333	1.66	6,244,912	1.20
Total advances, par value	34,169,469	1.61	28,131,960	1.22
Fair-value hedging adjustments	(126,137)		(57,716)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	11,732		21,709
Total advances	$34,055,064		$28,095,953

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

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Overdrawn demand and overnight deposit accounts	$—	$—	$—	$—
Due in 1 year or less	25,067,272	19,390,714	17,032,411	12,767,364
Due after 1 year through 2 years	2,412,184	2,502,629	2,701,784	2,757,629
Due after 2 years through 3 years	1,716,873	1,856,463	3,406,673	1,915,962
Due after 3 years through 4 years	928,649	1,548,998	2,718,049	2,605,198
Due after 4 years through 5 years	1,494,529	900,095	2,524,619	2,535,895
Thereafter	2,549,962	1,933,061	5,785,933	5,549,912
Total advances, par value	$34,169,469	$28,131,960	$34,169,469	$28,131,960

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Risk Exposure and Security Terms. We lend to members according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to fully secure its advances. At December 31, 2017 and 2016, our top five borrowers held 45% and 43%, respectively, of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at December 31, 2017 and 2016 that was well in excess of the advances outstanding on those dates, respectively. See Note 9 - Allowance for Credit Losses for information related to credit risk on advances and allowance methodology for credit losses.

Note 8 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist of residential loans acquired from our members through the MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in residential loans that were originated by certain of its PFIs through their participation in the MPF Program offered by the FHLBank of Chicago. The MPP and MPF Program loans are fixed rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on mortgage loans held for portfolio by term and type.

Term	December 31, 2017	December 31, 2016
Fixed-rate long-term mortgages	$8,989,545	$8,086,412
Fixed-rate medium-term (1) mortgages	1,134,303	1,206,978
Total mortgage loans held for portfolio, UPB	10,123,848	9,293,390
Unamortized premiums	234,519	210,116
Unamortized discounts	(2,426)	(2,383)
Fair-value hedging adjustments	1,250	1,124
Allowance for loan losses	(850)	(850)
Total mortgage loans held for portfolio, net	$10,356,341	$9,501,397

(1)	Defined as a term of 15 years or less at origination.

Type	December 31, 2017	December 31, 2016
Conventional	$9,701,600	$8,796,407
Government -guaranteed or -insured	422,248	496,983
Total mortgage loans held for portfolio, UPB	$10,123,848	$9,293,390

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

Credit Products. We manage our exposure to credit products through an integrated approach that generally includes establishing a credit limit for each borrower, and an ongoing review of each borrower's financial condition, coupled with conservative collateral/lending policies to limit the risk of loss while balancing the borrower's needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. We evaluate and update our collateral guidelines, as necessary, based on current market conditions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our members' capital stock in our Bank serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. To ensure that we are sufficiently protected, we evaluate and determine whether a member may retain physical possession of its collateral that is pledged to us or must specifically deliver the collateral to us or our safekeeping agent. We perfect our security interest in all pledged collateral and we can also require additional or substitute collateral to protect our security interest.

We determine the estimated value of the collateral required to secure each member's credit products by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At December 31, 2017 and 2016, we had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of our outstanding extensions of credit.

At December 31, 2017 and 2016, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2017, 2016, or 2015.

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

Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. These assets generally have maturities ranging from 1 to 270 days. Given their short-term nature and the credit quality of the counterparties, credit risk is minimal and, as such, we have not established an allowance for credit losses for these products.

Government-Guaranteed or -Insured Mortgage Loans. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, Department of Veterans Affairs, Rural Housing Service of the Department of Agriculture, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2017 or 2016.

Conventional Mortgage Loans. We invest in conventional mortgage loans primarily through the MPP. Additionally, we hold participating interests in conventional mortgage loans that were originated by PFIs of the FHLBank of Topeka through the MPF Program.

Conventional MPP. Our management of credit risk considers the several layers of loss protection that are defined in our agreements with the PFIs. Our loss protection consists of the following loss layers, in order of priority, (i) borrower equity; (ii) PMI up to coverage limits (when applicable for the acquisition of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) available funds remaining in the LRA; and (iv) SMI coverage (as applicable) purchased by the seller from a third-party provider naming the Bank as the beneficiary, up to the policy limits. Any losses not absorbed by the loss protection are borne by the Bank.

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

Beginning with MPP Advantage, we discontinued the use of SMI for all loan purchases and replaced it with a fixed LRA. The fixed LRA is funded with a portion of each loan's purchase proceeds.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The LRA is segregated by pools of loans and used to cover losses in a pool beyond those covered by an individual loan's PMI (as applicable), but is limited to covering losses of that specific pool only. Any excess funds are ultimately distributed to the member in accordance with a step-down schedule that is established upon execution of an MCC, subject to performance of the related pool.

The following table presents the activity in the LRA, which is reported in other liabilities.

LRA Activity	2017	2016	2015
Liability, beginning of year	$125,683	$91,552	$61,949
Additions	25,350	36,341	31,573
Claims paid	(617)	(1,054)	(1,576)
Distributions to PFIs	(1,701)	(1,156)	(394)
Liability, end of year	$148,715	$125,683	$91,552

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

PFIs retain a portion of the credit risk on the loans they sell by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. PFIs are paid a CE fee for assuming credit risk and, in some instances, all or a portion of the CE fee may be performance-based. To the extent the Bank is responsible for losses in a pool, it may be able to recapture CE fees paid to that PFI to offset those losses. All CE fees are paid monthly based on the remaining UPB of the loans in a pool.

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

Collectively Evaluated Mortgage Loans.

MPP. For performing conventional loans current to 179 days past due and collectively evaluated for impairment, we use a recognized third-party credit model to estimate potential ranges of credit loss exposure. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

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

Individually Evaluated Mortgage Loans.

The measurement of our allowance for loans individually evaluated for loss considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party.

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

	December 31, 2017			December 31, 2016
Individually Evaluated Impaired Loans	Recorded Investment	UPB	Related Allowance for Loan Losses	Recorded Investment	UPB	Related Allowance for Loan Losses
MPP conventional loans without allowance for loan losses (1)	$13,261	$13,343	$—	$15,158	$15,219	$—
MPP conventional loans with allowance for loan losses	1,270	1,272	54	349	358	30
Total	$14,531	$14,615	$54	$15,507	$15,577	$30

(1)
No allowance for loan losses was recorded on these impaired loans after consideration of the underlying loan-specific attribute data, estimated liquidation value of real estate collateral held, estimated costs associated with maintaining and disposing of the collateral, and credit enhancements.

	Years Ended December 31,
	2017		2016		2015
Individually Evaluated Impaired Loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
MPP conventional loans without allowance for loan losses	$14,011	$675	$16,623	$758	$17,967	$872
MPP conventional loans with allowance for loan losses	1,259	69	353	39	881	105
Total	$15,270	$744	$16,976	$797	$18,848	$977

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of December 31, 2017	Conventional	Government	Total
Past due:
30-59 days	$63,670	$11,848	$75,518
60-89 days	9,944	2,121	12,065
90 days or more	19,576	2,555	22,131
Total past due	93,190	16,524	109,714
Total current	9,878,030	412,869	10,290,899
Total mortgage loans, recorded investment (1)	$9,971,220	$429,393	$10,400,613

Delinquency Status as of December 31, 2016
Past due:
30-59 days	$46,118	$17,183	$63,301
60-89 days	11,044	3,548	14,592
90 days or more	29,098	2,350	31,448
Total past due	86,260	23,081	109,341
Total current	8,949,441	482,316	9,431,757
Total mortgage loans, recorded investment (1)	$9,035,701	$505,397	$9,541,098

Other Delinquency Statistics as of December 31, 2017	Conventional	Government	Total
In process of foreclosure (2)	$11,081	$—	$11,081
Serious delinquency rate (3)	0.20%	0.59%	0.21%
Past due 90 days or more still accruing interest (4)	$16,603	$2,555	$19,158
On non-accrual status	$3,464	$—	$3,464

Other Delinquency Statistics as of December 31, 2016
In process of foreclosure (2)	$17,749	$—	$17,749
Serious delinquency rate (3)	0.32%	0.46%	0.33%
Past due 90 days or more still accruing interest (4)	$25,375	$2,350	$27,725
On non-accrual status	$4,699	$—	$4,699

(1)
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of any deferred loan fees or costs, unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct charge-offs. The recorded investment is not net of any valuation allowance.

(2)
Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.

(3)
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

(4)
Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the mortgagor's payment status, we do not consider these loans to be on non-accrual status.

Qualitative Factors. We also assess qualitative factors in the estimation of loan losses. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that is not ascribed to any specific measurable economic or credit event and is intended to address other inherent losses that may not otherwise be captured in our methodology.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. Our loan loss analysis also compares, or benchmarks, our estimated losses, after credit enhancements, to actual losses occurring in the portfolio. As a result of our methodology, our allowance for loan losses reflects our best estimate of the probable losses in our original MPP, MPP Advantage, and MPF Program portfolios.

The following table presents the components of the allowance for loan losses, including the credit enhancement waterfall for MPP.

Components of Allowance	December 31, 2017	December 31, 2016
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$5,360	$8,689
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(995)	(1,981)
LRA (2)	(1,262)	(2,418)
SMI	(2,383)	(3,590)
Total portion recoverable from credit enhancements	(4,640)	(7,989)
Allowance for unrecoverable PMI/SMI	30	50
Allowance for MPP loan losses	750	750
Allowance for MPF Program loan losses	100	100
Total allowance for loan losses	$850	$850

(1)	Based on a loss emergence period of 24 months.

(2)
Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

The tables below present a rollforward of our allowance for loan losses, the allowance for loan losses by impairment methodology, and the recorded investment in mortgage loans by impairment methodology.

Rollforward of Allowance for Loan Losses	2017	2016	2015
Balance, beginning of year	$850	$1,125	$2,500
Charge-offs	(647)	(857)	(1,168)
Recoveries	596	627	249
Provision for (reversal of) loan losses	51	(45)	(456)
Balance, end of year	$850	$850	$1,125

Allowance for Loan Losses by Impairment Methodology	December 31, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$652	$750
Conventional loans individually evaluated for impairment (1)	198	100
Total allowance for loan losses	$850	$850

Recorded Investment by Impairment Methodology	December 31, 2017	December 31, 2016
Conventional loans collectively evaluated for impairment	$9,956,689	$9,020,194
Conventional loans individually evaluated for impairment (1)	14,531	15,507
Total recorded investment in conventional loans	$9,971,220	$9,035,701

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of December 31, 2017 and 2016 of $2,498 and $2,814, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of December 31, 2017 and 2016 includes $144 and $70, respectively, for these potential claims.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 10 - Premises, Software and Equipment

The following table presents information on our premises, software and equipment.

Type	December 31, 2017	December 31, 2016
Premises	$15,242	$14,958
Computer software	38,559	38,497
Data processing equipment	8,846	7,505
Furniture and equipment	4,539	3,920
Other	563	513
Premises, software and equipment, in service	67,749	65,393
Accumulated depreciation and amortization	(36,085)	(30,121)
Premises, software and equipment, in service, net	31,664	35,272
Capitalized assets in progress	5,131	2,366
Premises, software and equipment, net	$36,795	$37,638

For the years ended December 31, 2017, 2016, and 2015, the depreciation and amortization expense for premises, software and equipment was $5,965, $5,820, and $5,461, respectively, including amortization of computer software costs of $4,276, $4,055, and $3,633, respectively.

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate we receive or pay in most interest-rate swaps is indexed to LIBOR.

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

Forward Contracts. Forward contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. We may use forward contracts in order to hedge interest-rate risk. For example, certain MDCs entered into by us are considered derivatives. We may hedge these MDCs by selling TBAs for forward settlement.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advances. We offer a wide range of fixed and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to manage the repricing and/or options characteristics of advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance or an adjustable-rate advance with embedded options, we may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed-rate and receive a variable-rate effectively converting the fixed-rate advance to an adjustable-rate advance. This type of hedge is typically treated as a fair-value hedge. In addition, we may hedge a callable, prepayable or putable advance by entering into a cancellable interest-rate swap.

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

Firm Commitments. Certain MDCs are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. The MDC and the TBA used in the firm commitment hedging strategy are treated as an economic hedge and are marked to market through earnings. When the MDC derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with our uncleared derivatives. The exposure thresholds above which collateral must be delivered vary; the threshold is zero in some cases. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us as evidenced by a written security agreement and held by the member institution for our benefit.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2017 was $644, for which we have posted collateral, including accrued interest, with an estimated fair value of $34 in the normal course of business. In addition, we held other derivative instruments in a net liability position of $49 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at December 31, 2017.

Cleared Derivatives. For cleared derivatives, the clearinghouse is our counterparty. We use LCH and CME as clearinghouses for all cleared derivative transactions. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the clearinghouse exposes us to institutional credit risk in the event that the clearing agent or clearinghouse fails to meet its obligations.

Effective January 3, 2017, CME made certain amendments to its rulebook, including changing the legal characterization of variation margin payments to be daily settled contracts, rather than cash collateral. Variation margin payments related to LCH contracts were characterized as cash collateral until January 16, 2018, when LCH changed the characterization of variation margin payments to be daily settled contracts, consistent with CME. Initial margin continues to be considered by both clearinghouses as cash collateral.

The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2017, we were not required by our clearing agents to post any additional margin.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2017	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,084,068	$298,625	$76,205
Total derivatives designated as hedging instruments	31,084,068	298,625	76,205
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,026,778	1,187	734
Swaptions	—	—	—
Interest-rate caps/floors	245,500	92	—
Interest-rate forwards	72,800	37	1
MDCs	70,831	73	48
Total derivatives not designated as hedging instruments	1,415,909	1,389	783
Total derivatives before adjustments	$32,499,977	300,014	76,988
Netting adjustments (1)		(150,868)	(150,868)
Cash collateral and variation margin for daily settled contracts (1)		(20,940)	76,598
Total derivatives, net		$128,206	$2,718

December 31, 2016
Derivatives designated as hedging instruments:
Interest-rate swaps	$23,998,498	$230,705	$102,201
Total derivatives designated as hedging instruments	23,998,498	230,705	102,201
Derivatives not designated as hedging instruments:
Interest-rate swaps	901,344	1,430	31
Swaptions	350,000	2	50
Interest-rate caps/floors	364,500	322	2
Interest-rate forwards	99,100	339	352
MDCs	99,002	303	471
Total derivatives not designated as hedging instruments	1,813,946	2,396	906
Total derivatives before adjustments	$25,812,444	233,101	103,107
Netting adjustments (1)		(133,089)	(133,089)
Cash collateral (1)		34,836	55,207
Total derivatives, net		$134,848	$25,225

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (including fair value adjustments on derivatives for which variation margin payments are characterized as daily settled contracts). Cash collateral pledged to counterparties at December 31, 2017 and 2016 totaled $16,437 and $35,422, respectively. Cash collateral received from counterparties at December 31, 2017 and 2016 totaled $89,021 and $55,793, respectively. Variation margin for daily settled contracts totaled $24,954 at December 31, 2017.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	December 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$118,932	$27,491	$86,606	$45,449
Cleared	180,972	49,448	145,853	56,835
Total gross recognized amount	299,904	76,939	232,459	102,284
Gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	(113,842)	(24,822)	(76,255)	(21,047)
Cleared (1)	(57,966)	(49,448)	(21,998)	(56,835)
Total gross amounts of netting adjustments, cash collateral and variation margin for daily settled contracts	(171,808)	(74,270)	(98,253)	(77,882)
Net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts
Uncleared	5,090	2,669	10,351	24,402
Cleared	123,006	—	123,855	—
Total net amounts after netting adjustments, cash collateral and variation margin for daily settled contracts	128,096	2,669	134,206	24,402
Derivative instruments not meeting netting requirements (2)	110	49	642	823
Total derivatives, at estimated fair value	$128,206	$2,718	$134,848	$25,225

(1)	Variation margin for daily settled contracts totaled $24,954 at December 31, 2017.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Years Ended December 31,
Type of Hedge	2017	2016	2015
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(7,414)	$4,488	$4,146
Total net gain (loss) related to fair-value hedge ineffectiveness	(7,414)	4,488	4,146
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	122	(196)	1,497
Swaptions	(200)	(290)	—
Interest-rate caps/floors	(228)	87	(251)
Interest-rate forwards	(1,728)	(207)	(3,372)
Net interest settlements	(416)	(381)	392
MDCs	835	(1,229)	420
Total net gain (loss) on derivatives not designated as hedging instruments	(1,615)	(2,216)	(1,314)
Other (1)	(229)	—	—
Net gains (losses) on derivatives and hedging activities	$(9,258)	$2,272	$2,832

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on the derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2017	Derivative	Item	Ineffectiveness	Income (1)
Advances	$61,439	$(62,324)	$(885)	$(31,461)
AFS securities	35,620	(39,843)	(4,223)	(48,144)
CO bonds	(46,299)	43,993	(2,306)	16,289
Total	$50,760	$(58,174)	$(7,414)	$(63,316)

Year Ended December 31, 2016
Advances	$118,029	$(117,201)	$828	$(91,219)
AFS securities	193,305	(194,083)	(778)	(94,018)
CO bonds	(30,252)	34,690	4,438	16,888
Total	$281,082	$(276,594)	$4,488	$(168,349)

Year Ended December 31, 2015
Advances	$22,761	$(21,196)	$1,565	$(155,082)
AFS securities	42,219	(46,145)	(3,926)	(98,063)
CO bonds	1,696	4,811	6,507	56,976
Total	$66,676	$(62,530)	$4,146	$(196,169)

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

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit. The WAIR paid on interest-bearing deposits was 0.86%, 0.12% and 0.01% during the years ended December 31, 2017, 2016 and 2015, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents interest-bearing and non-interest-bearing deposits.

Type	December 31, 2017	December 31, 2016
Interest-bearing:
Demand and overnight	$513,150	$494,880
Time	50	50
Other	23	25
Total interest-bearing	513,223	494,955
Non-interest-bearing:
Other (1)	51,576	29,118
Total non-interest-bearing	51,576	29,118
Total deposits	$564,799	$524,073

(1)	Includes pass-through deposit reserves from members.

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations at December 31, 2017 and 2016 totaled $1.0 trillion and $989.3 billion, respectively. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2017	December 31, 2016
Book value	$20,358,157	$16,801,763
Par value	$20,394,192	$16,819,659

Weighted-average effective interest rate	1.22%	0.51%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,021,190	1.27	$16,234,460	0.85
Due after 1 year through 2 years	9,392,470	1.46	6,122,190	0.96
Due after 2 years through 3 years	4,849,960	2.23	2,718,945	1.65
Due after 3 years through 4 years	1,294,470	2.17	1,684,530	3.17
Due after 4 years through 5 years	2,798,000	2.29	1,040,000	2.17
Thereafter	5,626,500	3.02	5,708,000	2.92
Total CO bonds, par value	37,982,590	1.80	33,508,125	1.44
Unamortized premiums	27,333		27,462
Unamortized discounts	(13,782)		(12,059)
Unamortized concessions	(14,188)		(13,705)
Fair-value hedging adjustments	(86,300)		(42,544)
Total CO bonds	$37,895,653		$33,467,279

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

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	December 31, 2017	December 31, 2016
Non-callable / non-putable	$26,277,590	$25,627,125
Callable	11,705,000	7,881,000
Total CO bonds, par value	$37,982,590	$33,508,125

Year of Contractual Maturity or Next Call Date	December 31, 2017	December 31, 2016
Due in 1 year or less	$24,449,190	$23,825,460
Due after 1 year through 2 years	9,098,470	4,675,190
Due after 2 years through 3 years	2,125,960	2,240,945
Due after 3 years through 4 years	584,470	1,257,530
Due after 4 years through 5 years	579,000	474,000
Thereafter	1,145,500	1,035,000
Total CO bonds, par value	$37,982,590	$33,508,125

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

•	Conversion CO bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2017	December 31, 2016
Fixed-rate	$24,747,590	$18,928,125
Step-up	285,000	655,000
Simple variable-rate	12,950,000	13,905,000
Ratchet	—	20,000
Total CO bonds, par value	$37,982,590	$33,508,125

Note 14 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP, in which the FHLBank provides subsidies in the form of direct grants and below-market-rate advances to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined in a Finance Agency Advisory Bulletin as income before assessments, plus interest expense related to MRCS.

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2017	2016	2015
Liability at beginning of year	$26,598	$31,103	$36,899
Assessment (expense)	18,163	13,291	13,499
Subsidy usage, net (1)	(12,595)	(17,796)	(19,295)
Liability at end of year	$32,166	$26,598	$31,103

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

We made no AHP-related advances during the years ended December 31, 2017, 2016 or 2015 and had no outstanding principal at December 31, 2017 or 2016.

Note 15 - Capital

We are a cooperative whose member and former member institutions own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) own our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. Member shares cannot be purchased or sold except between us and our members or, with our written approval, among our members, at the par value of one hundred dollars per share, as mandated by our capital plan and Finance Agency regulation.

Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. Class B-2 stock consists solely of required stock that is subject to a redemption request. The Class B-2 dividend is presently calculated at 80% of the amount of the Class B-1 dividend; this ratio can only be changed by amendment of our capital plan by our board of directors with approval of the Finance Agency.

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

We may repurchase, at our sole discretion, any member's Class B stock that exceeds the required minimum amount. However, there are significant statutory and regulatory restrictions on our right to repurchase, or obligation to redeem, the outstanding stock. As a result, whether or not a member may have its Class B stock repurchased or redeemed will depend, in part, on whether we are in compliance with those restrictions.

Consistent with our capital plan, we are not required to redeem activity-based stock until the expiration of the notice of redemption, or until the activity to which the capital stock relates no longer remains outstanding, whichever is later. If activity-based stock becomes excess stock (i.e., the amount of stock held by a member or former member in excess of our stock ownership requirement for that institution) as a result of an activity no longer remaining outstanding, we may redeem the excess stock at our discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the five-year redemption period. However, our capital plan provides that we will charge a cancellation fee to a member that cancels or revokes its withdrawal notice. Our board of directors may change the cancellation fee with at least 15 days prior written notice to members.

At December 31, 2017 and 2016, certain members had requested redemptions of their Class B stock, but the related stock totaling $5,144 at December 31, 2017 and 2016 was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to merger, acquisition or charter termination, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

MRCS Activity	2017	2016	2015
Liability at beginning of year	$170,043	$14,063	$15,673
Reclassifications from capital stock	—	183,056	—
Redemptions/repurchases	(5,721)	(28,148)	(1,610)
Accrued distributions	—	1,072	—
Liability at end of year	$164,322	$170,043	$14,063

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

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and do not meet the new definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership, shall have their memberships terminated no later than February 19, 2021. Upon termination, their outstanding Class B stock will be repurchased or redeemed in accordance with the Final Membership Rule.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of: (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2017	December 31, 2016
Year 1(1)	$7,963	$8,630
Year 2	13	5,054
Year 3	—	13
Year 4	4,158	—
Year 5	—	4,158
Thereafter (2)	152,188	152,188
Total MRCS	$164,322	$170,043

(1)
Balances at December 31, 2017 and 2016 include $2,909 and $5,609, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

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

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2017	2016	2015
Recorded as interest expense	$7,034	$6,613	$522
Recorded as distributions from retained earnings	—	1,072	—
Total	$7,034	$7,685	$522

Restricted Retained Earnings. In 2011, we entered into a JCE Agreement with all of the other FHLBanks to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, we allocate 20% of our net income to a separate restricted retained earnings account until the balance of that account equals at least 1% of the average balance of our outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of the average balance of our outstanding consolidated obligations for the previous quarter.

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

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$903,806	$2,998,422	$760,946	$2,549,871

Total regulatory capital-to-asset ratio	4.00%	4.81%	4.00%	4.73%
Total regulatory capital	$2,493,956	$2,998,422	$2,156,296	$2,549,871

Leverage ratio	5.00%	7.21%	5.00%	7.10%
Leverage capital	$3,117,445	$4,497,633	$2,695,370	$3,824,806

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2014	$16,078	$38,172	$(175)	$(7,415)	$46,660

OCI before reclassifications:
Net change in unrealized gains (losses)	(15,981)	(7,766)	—	—	(23,747)
Net change in fair value	—	(238)	—	—	(238)
Accretion of non-credit losses	—	—	43	—	43
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	61	—	—	61
Pension benefits, net	—	—	—	99	99
Total other comprehensive income (loss)	(15,981)	(7,943)	43	99	(23,782)

Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

OCI before reclassifications:
Net change in unrealized gains (losses)	39,371	(3,332)	—	—	36,039
Net change in fair value	—	(156)	—	—	(156)
Accretion of non-credit losses	—	—	29	—	29
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	197	—	—	197
Pension benefits, net	—	—	—	(2,619)	(2,619)
Total other comprehensive income (loss)	39,371	(3,291)	29	(2,619)	33,490

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	53,051	2,189	—	—	55,240
Net change in fair value	—	29	—	—	29
Accretion of non-credit losses	—	—	10	—	10
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	166	42	—	208
Pension benefits, net	—	—	—	(449)	(449)
Total other comprehensive income (loss)	53,051	2,384	52	(449)	55,038

Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

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

The DB plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2017, 2016 and 2015 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the DB plan is for the plan year ended June 30, 2016. Our contributions to the DB plan for the fiscal years ended December 31, 2017, 2016 and 2015 were not more than 5% of the total contributions to the DB plan for the plan years ended June 30, 2016, 2015 and 2014, respectively.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB plan's funded status.

DB Plan Net Pension Cost and Funded Status	2017		2016		2015
Net pension cost charged to compensation and benefits expense for the year ended December 31	$4,450		$5,772		$5,412

DB plan funded status as July 1	111%	(a)	104%	(b)	107%
Our funded status as of July 1	117%		113%		118%

(a)
The DB plan's funded status as of July 1, 2017 is preliminary and may increase because the participating employers were permitted to make designated contributions for the plan year ended June 30, 2017 through March 15, 2018. Any such contributions will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year ended June 30, 2018 is filed (no later than April 2019).

(b)	The DB plan's final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year ended June 30, 2017 is filed (no later than April 2018).

Qualified Defined Contribution Plan. We participate in a tax-qualified, defined contribution plan for financial institutions administered by Pentegra Retirement Services. This DC plan covers our officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. We contributed $1,577, $1,488, and $1,344 in the years ended December 31, 2017, 2016, and 2015, respectively.

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

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2017	2016	2015
Projected benefit obligation at beginning of year	$20,022	$15,099	$14,074
Service cost	1,035	808	839
Interest cost	738	735	665
Actuarial loss	1,712	4,055	1,485
Benefits paid	(331)	(675)	(1,964)
Projected benefit obligation at end of year	$23,176	$20,022	$15,099

The measurement date used to determine the benefit obligation was December 31. The following table presents the key assumptions used for the actuarial calculations to determine the benefit obligation.

	December 31, 2017	December 31, 2016
Discount rate	3.00%	4.00%
Compensation increases	5.50%	5.50%

The discount rate represents a weighted average that was determined by a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest-rate yields from the Citi Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $16,704 and $13,744 as of December 31, 2017 and 2016, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the grantor trust, included as a component of other assets, had a total fair value of $20,071 and $17,536 at December 31, 2017 and 2016, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the net periodic benefit cost and the amounts recognized in OCI for the SERP.

	Years Ended December 31,
	2017	2016	2015
Net periodic benefit cost:
Service cost	$1,035	$808	$839
Interest cost	738	735	665
Amortization of prior service benefit	—	—	(11)
Amortization of net actuarial loss	1,263	1,436	1,595
Net periodic benefit cost recognized in compensation and benefits	3,036	2,979	3,088

Amounts recognized in OCI:
Actuarial loss	1,712	4,055	1,485
Amortization of net actuarial loss	(1,263)	(1,436)	(1,595)
Amortization of prior service benefit	—	—	11
Net loss (income) recognized in OCI	449	2,619	(99)

Total recognized in compensation and benefits and in OCI	$3,485	$5,598	$2,989

The following table presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2017	2016	2015
Discount rate	4.00%	4.20%	3.90%
Compensation increases	5.50%	5.50%	5.50%

The following table presents the components of the pension benefits reported in AOCI related to the SERP.

	December 31, 2017	December 31, 2016
Net actuarial loss	$(10,384)	$(9,935)
Net pension benefits reported in AOCI	$(10,384)	$(9,935)

The following table presents the amounts that will be amortized from AOCI into net periodic benefit cost during the year ending December 31, 2018.

Year Ending December 31, 2018
Net actuarial loss	$1,291
Net amount to be amortized	$1,291

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2018 is projected to be approximately $2,904.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, weighted based on the probability of the participant retiring, the value of the participant's benefits, and the actual form of payment elected by the participant.

For the Years Ending December 31,
2018	$2,652
2019	4,058
2020	2,259
2021	1,716
2022	7,240
2023 - 2027	4,316

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Executive Thrift Plan. Effective January 1, 2016, we offer the SETP, a voluntary, non-qualified, unfunded deferred compensation plan that permits certain officers and approved employees of the Bank to elect to defer certain components of their compensation. The SETP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. The SETP provides that, subject to certain limitations, the Bank will make matching contributions to the participant's deferred contribution account each plan year. For the years ended December 31, 2017 and 2016, we contributed $52 and $47, respectively, to the SETP and our obligation at December 31, 2017 and 2016 was $660 and $248, respectively.

Directors' Deferred Compensation Plan. Effective January 1, 2016, we offer the DDCP, a voluntary, non-qualified, unfunded deferred compensation plan that permits our directors to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may participate in the DDCP. We make no matching contributions under the DDCP. Our obligation under the DDCP at December 31, 2017 and 2016 was $967 and $333, respectively.

The following table presents the compensation earned and deferred by our directors under the DDCP.

	Years Ended December 31,
	2017	2016
Compensation earned	$1,768	$1,620
Compensation deferred	538	319

Note 18 - Segment Information

We report based on two operating segments:

•
Traditional, which consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, AFS securities and HTM securities), and correspondent services and deposits; and

•
Mortgage loans, which consists of mortgage loans purchased from our members through our MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans that were originated by certain of its PFIs under the MPF Program.

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

Traditional net interest income is derived primarily from the difference, or spread, between the interest income earned on advances and investments and the borrowing costs related to those assets, net interest settlements related to interest-rate swaps, and related premium and discount amortization. Traditional also includes the costs related to holding deposits for members and other miscellaneous borrowings as well as all other miscellaneous income and expense not associated with mortgage loans. Mortgage loan net interest income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing costs related to those loans.

Direct other income and expense also affect each segment's results. The traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances and investments as well as all other income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct compensation, benefits and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program and volume-driven costs associated with master servicing and quality control fees.

The assessments related to AHP have been allocated to each segment based upon its proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

Year Ended December 31, 2017	Traditional	Mortgage Loans	Total
Net interest income	$193,278	$69,725	$263,003
Provision for (reversal of) credit losses	—	51	51
Other income (loss)	(5,110)	(886)	(5,996)
Other expenses	69,644	12,718	82,362
Income before assessments	118,524	56,070	174,594
Affordable Housing Program assessments	12,556	5,607	18,163
Net income	$105,968	$50,463	$156,431

Year Ended December 31, 2016	Traditional	Mortgage Loans	Total
Net interest income	$144,695	$53,498	$198,193
Provision for (reversal of) credit losses	—	(45)	(45)
Other income (loss)	6,674	(1,016)	5,658
Other expenses	65,746	11,853	77,599
Income before assessments	85,623	40,674	126,297
Affordable Housing Program assessments	9,224	4,067	13,291
Net income	$76,399	$36,607	$113,006

Year Ended December 31, 2015	Traditional	Mortgage Loans	Total
Net interest income	$128,175	$67,250	$195,425
Provision for (reversal of) credit losses	—	(456)	(456)
Other income (loss)	13,272	(2,791)	10,481
Other expenses	62,211	9,683	71,894
Income before assessments	79,236	55,232	134,468
Affordable Housing Program assessments	7,976	5,523	13,499
Net income	$71,260	$49,709	$120,969

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
December 31, 2017	$51,992,565	$10,356,341	$62,348,906
December 31, 2016	44,406,003	9,501,397	53,907,400

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 19 - Estimated Fair Values

We estimate fair value amounts by using available market and other pertinent information and the most appropriate valuation methods. Although we use our best judgment in estimating the fair values of financial instruments, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Certain estimates of the fair value of financial assets and liabilities are highly subjective and require judgments regarding significant factors such as the amount and timing of future cash flows, prepayment speeds, interest-rate volatility, and the discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Fair Value Hierarchy. GAAP establishes a fair value hierarchy and requires us to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring estimated fair value. The inputs are evaluated, and an overall level for the estimated fair value measurement is determined. This overall level is an indication of the extent of the market observability of the estimated fair value measurement for the asset or liability.

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the years ended December 31, 2017, 2016, or 2015.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following tables present the carrying value and estimated fair value of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	December 31, 2017
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$55,269	$55,269	$55,269	$—	$—	$—
Interest-bearing deposits	660,342	660,342	659,926	416	—	—
Securities purchased under agreements to resell	2,605,460	2,605,461	—	2,605,461	—	—
Federal funds sold	1,280,000	1,280,000	—	1,280,000	—	—
AFS securities	7,128,758	7,128,758	—	6,910,224	218,534	—
HTM securities	5,897,668	5,919,299	—	5,874,413	44,886	—
Advances	34,055,064	34,001,397	—	34,001,397	—	—
Mortgage loans held for portfolio, net	10,356,341	10,426,213	—	10,413,134	13,079	—
Accrued interest receivable	105,314	105,314	—	105,314	—	—
Derivative assets, net	128,206	128,206	—	300,014	—	(171,808)
Grantor trust assets (2)	21,698	21,698	21,698	—	—	—

Liabilities:
Deposits	564,799	564,799	—	564,799	—	—
Consolidated Obligations:
Discount notes	20,358,157	20,394,192	—	20,394,192	—	—
Bonds	37,895,653	37,998,928	—	37,998,928	—	—
Accrued interest payable	135,691	135,691	—	135,691	—	—
Derivative liabilities, net	2,718	2,718	—	76,988	—	(74,270)
MRCS	164,322	164,322	164,322	—	—	—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2016
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$546,612	$546,612	$546,612	$—	$—	$—
Interest-bearing deposits	150,225	150,225	150,072	153	—	—
Securities purchased under agreements to resell	1,781,309	1,781,309	—	1,781,309	—	—
Federal funds sold	1,650,000	1,650,000	—	1,650,000	—	—
AFS securities	6,059,835	6,059,835	—	5,790,716	269,119	—
HTM securities	5,819,573	5,848,692	—	5,791,111	57,581	—
Advances	28,095,953	28,059,477	—	28,059,477	—	—
Mortgage loans held for portfolio, net	9,501,397	9,587,394	—	9,567,140	20,254	—
Accrued interest receivable	93,716	93,716	—	93,716	—	—
Derivative assets, net	134,848	134,848	—	233,101	—	(98,253)
Grantor trust assets (2)	18,117	18,117	18,117	—	—	—

Liabilities:
Deposits	524,073	524,073	—	524,073	—	—
Consolidated Obligations:
Discount notes	16,801,763	16,819,659	—	16,819,659	—	—
Bonds	33,467,279	33,614,346	—	33,614,346	—	—
Accrued interest payable	98,411	98,411	—	98,411	—	—
Derivative liabilities, net	25,225	25,225	—	103,107	—	(77,882)
MRCS	170,043	170,043	170,043	—	—	—

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $24,954 at December 31, 2017 for which variation margin payments are characterized as daily settled contracts).

(2)	Included in other assets.

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

AFS and HTM Securities - MBS. The estimated fair value incorporates prices from multiple third-party pricing vendors, when available. These pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources, including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Because many private-label RMBS do not trade on a daily basis, the pricing vendors use other available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We conduct reviews of the pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for agency and private-label RMBS. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by us.

Our valuation technique for estimating the fair values of MBS initially requires the establishment of a "median" price for each security. All prices that are within a specified tolerance threshold of the median price are then included in the "cluster" of prices that are averaged to compute a "default" price. All prices that are outside the threshold (i.e., outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If so, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. In all cases, the final price is used to determine the estimated fair value of the security.

As of December 31, 2017, two or three prices were received for substantially all of our MBS.

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring fair value measurements for those securities were classified as level 3 within the fair value hierarchy as of December 31, 2017 and 2016.

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

The inputs used to determine the estimated fair value of advances are as follows:

•	LIBOR swap curve - we use the LIBOR swap curve, which represents the fixed rates on which fixed-rate payments are swapped in exchange for payments of three-month LIBOR;

•
Volatility assumption - to estimate the fair value of advances with optionality, we use market-based expectations of future interest-rate volatility implied from current market prices for certain benchmark options;

•	Spread adjustment to the LIBOR swap curve - the spreads are calculated for various structures of advances using current internal advance pricing indications; or

•
CO curve - for cost-of-funds floating-rate advances that do not use the inputs above, we use the CO curve, which represents the fixed rates at which the FHLBanks can currently issue debt of various maturities.

Mortgage Loans Held for Portfolio. The estimated fair value of performing mortgage loans is determined based on quoted market prices for similar mortgage loans, if available, or modeled prices. The modeled pricing starts with prices for new MBS issued by GSEs or similar new mortgage loans, adjusted for underlying assumptions or characteristics. Prices are then interpolated for differences in coupon between our mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment and other assumptions. Changes in the prepayment assumptions can have a material effect on the fair value estimates.

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

We record non-recurring fair value adjustments to reflect partial charge-offs on impaired mortgage loans. We estimate the fair value of these assets using a current property value obtained from a third-party.

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

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR curve to project, but OIS curve to discount, cash flows for collateralized interest-rate swaps; and

•	Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

TBAs:

•	TBA securities prices - market-based prices are determined by coupon, maturity and expected term until settlement.

MDCs:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning.

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

We determine the estimated fair value of CO bonds by using prices received from up to three designated third-party pricing vendors. These pricing vendors use various proprietary models. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many CO bonds do not trade on a daily basis, the pricing vendors use other available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual CO bonds.

We conduct reviews of the three pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices. Each pricing vendor has an established challenge process in place for all valuations, which facilitates the resolution of potentially erroneous prices identified by us.

As of December 31, 2017, three prices were received for substantially all of our CO bonds, and the final prices for substantially all of those bonds were computed by averaging the three prices.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. The estimated fair value of capital stock subject to mandatory redemption is equal to its par value and includes, if applicable, an estimated dividend earned at the time of reclassification from capital to liabilities until that amount is paid. In the ordinary course of business, our stock can only be acquired and redeemed at par value. It is not traded, and no market mechanism exists for the exchange of our stock outside the cooperative structure of our Bank.

Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
December 31, 2017	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,403,929	$—	$4,403,929	$—	$—
GSE MBS	2,506,295	—	2,506,295	—	—
Private-label RMBS	218,534	—	—	218,534	—
Total AFS securities	7,128,758	—	6,910,224	218,534	—
Derivative assets:
Interest-rate related	128,096	—	299,904	—	(171,808)
Interest-rate forwards	37	—	37	—	—
MDCs	73	—	73	—	—
Total derivative assets, net	128,206	—	300,014	—	(171,808)
Grantor trust assets (2)	21,698	21,698	—	—	—
Total assets at recurring estimated fair value	$7,278,662	$21,698	$7,210,238	$218,534	$(171,808)

Derivative liabilities:
Interest-rate related	$2,669	$—	$76,939	$—	$(74,270)
Interest-rate forwards	1	—	1	—	—
MDCs	48	—	48	—	—
Total derivative liabilities, net	2,718	—	76,988	—	(74,270)
Total liabilities at recurring estimated fair value	$2,718	$—	$76,988	$—	$(74,270)

Mortgage loans held for portfolio (3)	$2,637	$—	$—	$2,637	$—
Total assets at non-recurring estimated fair value	$2,637	$—	$—	$2,637	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2016	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,714,634	$—	$4,714,634	$—	$—
GSE MBS	1,076,082	—	1,076,082	—	—
Private-label RMBS	269,119	—	—	269,119	—
Total AFS securities	6,059,835	—	5,790,716	269,119	—
Derivative assets:
Interest-rate related	134,206	—	232,459	—	(98,253)
Interest-rate forwards	339	—	339	—	—
MDCs	303	—	303	—	—
Total derivative assets, net	134,848	—	233,101	—	(98,253)
Grantor trust assets (2)	18,117	18,117	—	—	—
Total assets at recurring estimated fair value	$6,212,800	$18,117	$6,023,817	$269,119	$(98,253)

Derivative liabilities:
Interest-rate related	$24,402	$—	$102,284	$—	$(77,882)
Interest-rate forwards	352	—	352	—	—
MDCs	471	—	471	—	—
Total derivative liabilities, net	25,225	—	103,107	—	(77,882)
Total liabilities at recurring estimated fair value	$25,225	$—	$103,107	$—	$(77,882)

Mortgage loans held for portfolio (4)	$3,492	$—	$—	$3,492	$—
Total assets at non-recurring estimated fair value	$3,492	$—	$—	$3,492	$—

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty (includes fair value adjustments on derivatives of $24,954 at December 31, 2017 for which variation margin payments are characterized as daily settled contracts).

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2016.

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

Level 3 Rollforward - AFS private-label RMBS	2017	2016	2015
Balance, beginning of year	$269,119	$319,186	$401,050
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	6,778	9,348	8,708
Net losses on changes in fair value in other income (loss)	(166)	(197)	(61)
Net change in fair value not in excess of cumulative non-credit losses in OCI	29	(156)	(238)
Unrealized gains (losses) in OCI	2,189	(3,332)	(7,766)
Reclassification of non-credit portion in OCI to other income (loss)	166	197	61
Purchases, issuances, sales and settlements:
Settlements	(59,581)	(55,927)	(82,568)
Balance, end of year	$218,534	$269,119	$319,186

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$6,612	$8,291	$8,647

Note 20 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2017
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$102,344	$121,381	$223,725
Unused lines of credit (1)	1,084,234	—	1,084,234
Commitments to fund additional advances (2)	4,050	—	4,050
Commitments to fund or purchase mortgage loans, net (3)	70,831	—	70,831
Unsettled CO bonds, at par	28,000	—	28,000

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $2,867 at December 31, 2017.

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

Pledged Collateral. At December 31, 2017 and 2016, we had pledged cash collateral, at par, of $16,437 and $35,421, respectively, to counterparties and clearing agents. Additionally, at December 31, 2017, variation margin for daily settled contracts totaled $24,954. At December 31, 2017 and 2016, we had not pledged any securities as collateral.

Lease Commitments. Net rental and related costs totaled $287, $212, and $185 for the years ended December 31, 2017, 2016, and 2015, respectively. Total future minimum lease payments were $2,253 at December 31, 2017.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded. Cash settlement payments, net of legal fees and litigation expenses, totaled $530, $60, and $4,732 for the years ended December 31, 2017, 2016, and 2015, respectively, and were recorded in other income.

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

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of members in our Bank, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2017. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	December 31, 2017		December 31, 2016
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$40,564	2%	$50,810	3%
Advances	588,108	2%	627,105	2%

The par values at December 31, 2017 reflect changes in the composition of directors' financial institutions effective January 1, 2017, due to changes in our board membership resulting from the 2016 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2017	2016	2015
Net capital stock issuances (redemptions and repurchases)	$3,912	$1,516	$(12,588)
Net advances (repayments)	79,751	11,274	112,976
Mortgage loan purchases	33,274	38,728	39,590

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

Under our AHP, we provide subsidies to members, which may be in the form of direct grants or below-market-rate advances. All AHP subsidies are made in the ordinary course of business. Under our Community Investment Program and our Community Investment Cash Advances program, we provide subsidies in the form of below-market-rate advances to members or standby letters of credit to members for community lending and economic development projects. All Community Investment Cash Advances subsidies are made in the ordinary course of business.

Transactions with Other FHLBanks. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. The following table presents the loans to other FHLBanks.

	Years Ended December 31,
Loans to other FHLBanks	2017	2016	2015
Disbursements	$(100,000)	$(300,000)	$—
Principal repayments	100,000	300,000	—

There were no borrowings from other FHLBanks during the years ended December 31, 2017, 2016, or 2015. There were no loans to or borrowings from other FHLBanks outstanding at December 31, 2017 or 2016.

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
CE: Credit Enhancement
CFI: Community Financial Institution, an FDIC-insured depository institution with average total assets below an annually adjusted limit by the Director based on the Consumer Price Index
CFPB: Consumer Financial Protection Bureau
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
OIS: Overnight-Indexed Swap
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
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and/or a similar frozen plan
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended
SMI: Supplemental Mortgage Insurance
TBA: To Be Announced, which represents a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Supplementary Data

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2017 and 2016 are included in the tables below ($ amounts in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2017
Statement of Income	2017	2017	2017	2017	Total
Interest income	$210	$243	$274	$289	$1,016
Interest expense	151	179	205	219	754
Net interest income	59	64	69	70	262
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	59	64	69	70	262
Other income (loss)	(3)	(4)	(3)	4	(6)
Other expenses	20	19	20	23	82
Income before assessments	36	41	46	51	174
AHP assessments	4	4	5	5	18
Net income	$32	$37	$41	$46	$156

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2016
Statement of Income	2016	2016	2016	2016	Total
Interest income	$162	$168	$177	$188	$695
Interest expense	113	122	128	134	497
Net interest income	49	46	49	54	198
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	49	46	49	54	198
Other income (loss)	(1)	(2)	(4)	13	6
Other expenses	19	18	19	22	78
Income before assessments	29	26	26	45	126
AHP assessments	3	2	3	5	13
Net income	$26	$24	$23	$40	$113

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

As of December 31, 2017, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Under the Bank Act, member directorships must always make up a majority of the board of directors' seats, and the independent directorships must comprise at least 40% of the entire board. A Finance Agency Order issued June 1, 2017 provides that we have 17 seats on our board of directors for 2018, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2017 director elections, our board listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

Each eligible institution may nominate representatives from member institutions in its respective state to serve as member directors. By statute and regulation, only our shareholders may nominate and elect member directors. Our board of directors is not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term or to fill a vacancy for which no nominations were received. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of our Bank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Finance Agency regulations do not require member institutions to communicate to us the reasons for their nominations, and we have no power to require them to do so.

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating an individual for an independent directorship, other than for a public interest directorship, our board must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. The Bank Act prohibits an independent director from serving as an officer of an FHLBank or as a director, officer, or employee of a member of the applicable FHLBank, or of a recipient of an advance from an FHLBank.

Under the Bank Act, there are two types of independent directors:

•
Public interest directors - We are required to have at least two public interest directors. Each must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

•
Other independent directors - Independent directors must have demonstrated knowledge or experience in auditing or accounting, derivatives, financial management, organizational management, project development or risk management practices, or other expertise established by Finance Agency regulations.

Pursuant to the Bank Act and Finance Agency regulations, the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com, by clicking on "Resources," "Corporate Governance" and "Board of Directors." Our members may also nominate independent director candidates for the Executive/Governance Committee to consider. The conclusion that the independent director nominees may qualify to serve as our directors is based upon the nominees' satisfaction of the regulatorily prescribed eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board of directors then submits the slated independent director candidates to the Finance Agency for its review and comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because member directors are nominated by our members. As noted, our board, after review by the Executive/Governance Committee and consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

2017 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of our shareholders in 2017 was the fourth quarter election of two independent directors. In addition, because we had only one nominee for two open Indiana member directorships, that nominee, Mr. Myers, was deemed by Finance Agency regulation to be elected without a shareholder vote. In 2017 the nomination of member directors was conducted electronically; for independent directors, the 2017 nomination was conducted both electronically and by mail. Although our procedures permit voting electronically or by paper ballot, the 2017 voting by members was conducted electronically. No meeting of the members was held with regard to the election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The 2017 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Board of Directors Vacancies. Under Finance Agency regulations, if a vacancy occurs on an FHLBank's board of directors, the board, by a majority vote of the remaining directors, shall elect an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility. The FHLBank must also verify the qualifications of any potential independent director. Before electing an independent director, the FHLBank must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board of directors. Promptly following an election to fill a vacancy on the board, the FHLBank must send a notice to its members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and (for member directors) the voting state that the director represents. In November, 2017, in accordance with Finance Agency regulations, our board conducted an election to fill an Indiana member director vacancy (effective January 1, 2018) that remained following the completion of the member director election described in the preceding paragraph.

Our directors are listed in the table below, including those who served in 2017 or serve as of March 9, 2018.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
James D. MacPhee, Chair (1)	70	1/1/2008	12/31/2018	Member (MI)
Dan L. Moore, Vice Chair (1)	67	1/1/2011	12/31/2018	Member (IN)
Jonathan P. Bradford (2)	68	4/24/2007	12/31/2020	Independent
Ronald Brown	53	1/1/2018	12/31/2021	Member (IN)
Charlotte C. Decker	54	1/1/2017	12/31/2020	Independent
Matthew P. Forrester	61	1/1/2010	12/31/2017	Member (IN)
Karen F. Gregerson	57	1/1/2013	12/31/2020	Member (IN)
Michael J. Hannigan, Jr.	73	4/24/2007	12/31/2021	Independent
Carl E. Liedholm	77	1/1/2009	12/31/2020	Independent
James L. Logue, III	65	4/24/2007	12/31/2021	Independent
Robert D. Long	63	4/24/2007	12/31/2019	Independent
Michael J. Manica	69	1/1/2016	12/31/2019	Member (MI)
Larry W. Myers	59	1/1/2018	12/31/2021	Member (IN)
Christine Coady Narayanan (3)	54	1/1/2008	12/31/2019	Independent
Jeffrey A. Poxon	71	6/15/2006	12/31/2017	Member (IN)
John L. Skibski	53	1/1/2008	12/31/2019	Member (MI)
Thomas R. Sullivan	67	1/1/2011	12/31/2018	Member (MI)
Larry A. Swank	75	1/1/2009	12/31/2018	Independent
Ryan M. Warner	61	1/1/2017	12/31/2020	Member (IN)

(1)
Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 17, 2017, our board elected Mr. MacPhee as Chair and Mr. Moore as Vice Chair.

(2)	Public Interest Director designation, effective April 24, 2007, throughout current term.

(3)	Public Interest Director designation, effective May 15, 2014, throughout current term.

Each of our directors serves on one or more committees of our board. The following table presents the committees on which each director serves as of March 9, 2018 as well as whether the director is the chair (C), vice chair (VC), member (x), Ex-Officio member (EO), or alternate (A) of the respective committee.

Name	Executive / Governance	Finance/Budget	Affordable Housing	Human Resources	Audit	Risk Oversight	Technology
James D. MacPhee	C	EO	EO	EO	EO	EO	EO
Dan L. Moore	VC	x	x
Jonathan P. Bradford	x	x	x				x
Ronald Brown		x	x			x
Charlotte C. Decker			x			x	VC
Karen F. Gregerson	x			x		x	C
Michael J. Hannigan, Jr.	x		x	VC			x
Carl E. Liedholm		C	x			x
James L. Logue, III			VC	x			x
Robert D. Long	x			x	C		x
Michael J. Manica	A	VC			x
Larry W. Myers					x	x	x
Christine Coady Narayanan	x			C	x
John L. Skibski	x				x	C
Thomas R. Sullivan				x		VC
Larry A. Swank	x	x	C
Ryan M. Warner		x		x	VC	x

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

James D. MacPhee is the Vice Chair of the board of directors and an Executive Officer of Kalamazoo County State Bank in Schoolcraft, Michigan, after having served as a director and its CEO from 1991 through his retirement in December 2015. Mr. MacPhee also serves as a director of First State Bank in Decatur, Michigan. Mr. MacPhee has worked in the financial services industry since 1968. During his career, Mr. MacPhee has held leadership positions with the Community Bankers of Michigan (formerly the Michigan Association of Community Bankers) and the Independent Community Bankers of America, is a past chair of the latter organization and currently serves on its Federal Delegate Board and its Nominating Committee. He holds an associate's degree in business from Kalamazoo Valley Community College and attended a two-year accelerated executive management program at the University of Michigan (Ross School of Business).

Dan L. Moore is the President and CEO of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore is a member of the OCC Mutual Savings Association Advisory Committee and a member of the board of Indiana University Health - Morgan Hospital. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

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

Ronald Brown is Senior Vice President - General Counsel and a member of the board of directors of United Fidelity Bank, F.S.B., in Evansville, Indiana, and is Senior Vice President - General Counsel of its affiliated thrift holding company, Pedcor Financial, LLC, in Carmel, Indiana. He has held those positions since 2015 and 2005, respectively. He is also a member of the boards of two other affiliated companies, Pedcor Insurance Company and Pedcor Assurance Company. Mr. Brown holds a bachelor of arts degree from the University of Southern California and a juris doctor degree from Indiana University.

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

Karen F. Gregerson is the President and CEO of The Farmers Bank in Frankfort, Indiana, and President of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to those positions in April 2016. She is also a director of both entities. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she had held since 1997. Ms. Gregerson holds a bachelor of science degree from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology.

Michael J. Hannigan, Jr. has been employed in mortgage banking and related businesses for more than 25 years. Currently, he is the President of The Hannigan Company, LLC, a real estate consulting company in Carmel, Indiana, and has held that position since 2007 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc., a residential real estate company. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has served as a director and founding partner of several companies engaged in residential development, home building, private water utility service, industrial development, and private capital acquisition. Mr. Hannigan is a director and member of the Executive Committee of the Indiana Builders Association, a trade association. He holds a bachelor of business administration degree from the University of Notre Dame. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.

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

James L. Logue III is the Senior Vice President and Chief Strategy Officer of Cinnaire Corp., formerly Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan. He was appointed as Chief Strategy Officer in 2017 after having served as Chief Operating Officer of Cinnaire since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 40 years' experience in affordable housing, finance, commercial real estate and economic development matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at HUD in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C. In addition, he serves on the Community Care Board of Sparrow Health System, a locally owned and governed health system in Lansing, Michigan. Mr. Logue holds a bachelor of arts degree from Kean College.

Robert D. Long retired from KPMG LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Since December 2014, Mr. Long has been a member of the board, Chair of the Audit Committee and Audit Committee financial expert for Celadon Group, Inc., an NYSE-listed transportation and logistics company. From 2010 to 2015, Mr. Long was a member of the board and Chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. From 2009 to 2014, Mr. Long was a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. He holds a bachelor of science degree from Indiana University.

Michael J. Manica is the Executive Vice President and a director of United Community Financial Corporation, a bank holding company, and is President, CEO and director of its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held those positions since March 2014. Before his appointment as President and CEO, Mr. Manica had served as President and Chief Operating Officer and director since 2000. His career with United Bank of Michigan began in 1980. He was previously employed at the FDIC. Mr. Manica serves as Chair of the Michigan Bankers Association. He holds a bachelor of arts degree from the University of Michigan and completed the Graduate School of Banking program at the University of Wisconsin.

Larry W. Myers is the President and CEO of First Savings Financial Group, Inc., a bank holding company, and its banking subsidiary, First Savings Bank in Clarksville, Indiana, and has held those positions since 2009 and 2007, respectively. Previously he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 35 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as Chair of the Indiana Bankers Association, and currently is a member of its Government Relations Council. He has also served as a director of the Community Bank Council of the American Bankers Association, and currently is a member of its Government Relations Council. Mr. Myers holds a bachelor of science degree and a masters of business administration degree, both from the University of Kentucky.

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

Thomas R. Sullivan is a director of Mercantile Bank Corp., a NASDAQ-listed bank holding company, and Mercantile Bank of Michigan, its banking subsidiary, after having served as Chair of the board of directors of Mercantile Bank Corp. from June 2014 until his retirement as Chair in May 2015. From 2000 through June 2014, Mr. Sullivan was President, CEO, and a director of Firstbank Corporation, a NASDAQ-listed multi-bank holding company in Alma, Michigan, and a director of each of its subsidiary banks. Mr. Sullivan was also President and CEO of Firstbank (Mt. Pleasant), a state bank subsidiary of Firstbank Corporation in Mt. Pleasant, Michigan, from 1991 through January 2007. Mr. Sullivan has over forty years of banking experience. He has previously served on the Community Bankers Council of the American Bankers Association, as a director of the Michigan Bankers Association, and as a member of the Regulation Review Committee of the Independent Community Bankers of America. Mr. Sullivan holds a bachelor of science degree from Wayne State University, and has attended several banking schools.

Larry A. Swank is Founder, CEO and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chair and CEO of Sterling Group, Inc. since 1976, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing and storage units. Mr. Swank's company manages 53 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1997 and as a member of its Executive Board from 1997 to 2012. He has served as Chair of that association's Housing Finance Committee on three separate occasions.

Ryan M. Warner is President and a director of Bippus State Bank in Huntington, Indiana. Mr. Warner has held these positions since 1987, and has been employed by Bippus State Bank since 1977. Mr. Warner currently serves as Treasurer of the Huntington County Economic Development board of directors, having previously served as its President. He also serves as Chairman of the board of directors of Parkview Huntington Hospital. Mr. Warner received an associate degree in accounting from International Business College, and completed the Graduate School of Banking program at the University of Wisconsin.

Audit Committee and Audit Committee Financial Expert. Our board of directors has a standing Audit Committee that was comprised of the following directors as of December 31, 2017:

Robert D. Long, Chair, independent director
Matthew P. Forrester, Vice Chair
Karen F. Gregerson
Michael J. Manica
Christine Coady Narayanan, independent director
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

Our board of directors has determined that Mr. Long is an Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm. Our board has determined that Mr. Long is "independent" under the New York Stock Exchange rules definition, and has further determined that no member director may qualify as "independent" under that definition due to the cooperative ownership structure of our Bank by its member institutions. For further discussion about the board's analysis of director independence, see Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on March 24, 2017. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in any investigation.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. During 2017, the Audit Committee met 12 times and, among other matters, also:

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

The Sarbanes-Oxley Act of 2002 requires that the Audit Committee establish and maintain procedures for the confidential submission of employee concerns regarding questionable accounting, internal controls or auditing matters. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any related concerns we receive, including automated notifications from the EthicsPoint reporting system which was implemented to assist the Audit Committee in administering the anonymous complaint procedures. The Audit Committee ensures that the Bank is in compliance with all applicable rules and regulations with respect to the submission to the Audit Committee of anonymous complaints. The Audit Committee encourages employees and third-party individuals and organizations to report concerns about accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing pertaining to the Bank.

The Bank is one of 11 regional FHLBanks across the United States, which, along with the Office of Finance, compose the FHLBank System. Each FHLBank operates as a separate entity with its own management, employees, and board of directors, and each is regulated by the Finance Agency. The Office of Finance has responsibility for the issuance of consolidated obligations on behalf of the FHLBanks, and for publishing combined financial reports of the FHLBanks. Accordingly, the FHLBank System has determined that it is optimal to have the same independent audit firm to coordinate and perform the separate audits of the financial statements of each FHLBank and the FHLBanks' combined financial reports. The FHLBanks and the Office of Finance cooperate in selecting and evaluating the performance of the independent auditor, but the responsibility for the appointment of and oversight of the independent auditor remains solely with the audit committees of each FHLBank and the Office of Finance.

PricewaterhouseCoopers ("PwC") has been the independent auditor for the FHLBank System and the Bank since 1990. The Audit Committee engages in thorough evaluations each year when appointing an independent auditor. In connection with the appointment of the Bank's independent auditor, the Audit Committee's evaluation included consultation with the Audit Committees of the other FHLBanks and the Office of Finance. In the course of these evaluations, the Audit Committee considers, among other factors:

•	an analysis of the risks and benefits of retaining the same firm as independent auditor versus engaging a different firm, including consideration of:

◦	PwC engagement audit partner, engagement quality review partner and audit team rotation;

◦	PwC's tenure as our independent auditor;

◦	benefits associated with engaging a different firm as independent auditor; and

◦	potential disruption and risks associated with changing the Bank's auditor;

•	PwC's familiarity with our operations and businesses, accounting policies and practices and internal control over financial reporting;

•	PwC's historical and recent performance of our audit, including the results of an internal survey of PwC's service and quality;

•	an analysis of PwC's known legal risks and significant proceedings;

•	both engagement and external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board audit quality inspection reports on PwC and its peer firms;

•	the appropriateness of PwC's fees, on both an absolute basis and as compared to fees charged to other banks both within and beyond the FHLBank System and trends therein; and

•	the diversity of PwC's ownership and staff assigned to the engagement.

The Audit Committee reviews and approves the amount of fees paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence and there are no other matters which cause the Committee to believe PwC is not independent. Based on its review, the Audit Committee appointed PwC as our independent registered public accounting firm for the year ended December 31, 2017.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Bank. For engagement audit and quality review partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate(s) for the role, as well as discussion by the full Audit Committee and with management.

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent registered public accounting firm is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of our Chief Internal Audit Officer, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes.

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with management, our internal auditors and PwC. The Audit Committee also oversaw our internal auditors' review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective audits; their views regarding the appropriateness of management's estimates, judgments, selection of accounting policies, and systems of internal controls; and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, to include the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

The 2018 Audit Committee is comprised of the following directors as of March 9, 2018:

Robert D. Long, Chair, independent director
Ryan M. Warner, Vice Chair
Michael J. Manica
Larry W. Myers
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

Name	Age	Position
Cindy L. Konich (1)	61	President - Chief Executive Officer ("CEO")
William D. Miller (2)	60	Executive Vice President - Chief Risk Officer ("CRO")
Gregory L. Teare (3)	64	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (4)	53	Senior Vice President - Treasurer
Jonathan W. Griffin (5)	47	Senior Vice President - Chief Marketing Officer
Mary M. Kleiman (6)	58	Senior Vice President - General Counsel and Chief Compliance Officer ("CCO")
Gregory J. McKee (7)	44	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (8)	61	Senior Vice President - Chief Accounting Officer ("CAO")
Deron J. Streitenberger (9)	50	Senior Vice President - Chief Business Operations Officer ("CBOO")

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

(4)
Mr. Brandt was appointed by our board of directors as Senior Vice President - Treasurer effective January 4, 2016. Previously, Mr. Brandt was Vice President and Senior Manager - Liquidity and Funding at BMO Harris Bank from July 2015 to December 2015. Prior to that, he was Managing Principal of North Center Management Partners LLC from December 2014 to July 2015. Mr. Brandt also served as Vice President - Finance at Metropolitan Capital Bank & Trust and Metropolitan Capital Investment Banc, Inc. from September 2013 to November 2014, and as a Managing Director of Incapital LLC from October 2011 to June 2013. Mr. Brandt holds an MBA.

(5)
Mr. Griffin was promoted to Senior Vice President - Chief Marketing Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Chief Credit and Marketing Officer in September 2011. Mr. Griffin holds an MBA and is a CFA.

(6)
Ms. Kleiman was appointed by our board of directors as Senior Vice President - General Counsel in May 2015. In November 2015, she was appointed by our board of directors to the additional position of CCO. Before joining our Bank, Ms. Kleiman was Associate General Counsel of Anthem, Inc. from 2009 to May 2015. She holds a JD and is licensed to practice law in the State of Indiana. Ms. Kleiman is also a Senior Professional in Human Resources and a Senior Certified Professional with the Society of Human Resources Management.

(7)
Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Director of Internal Audit in January 2006. Mr. McKee holds an MBA and is a CPA.

(8)	Mr. Short was appointed by our board of directors as Senior Vice President - CAO in August 2009. Mr. Short holds an MBA and is a CPA.

(9)
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

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for fiscal year 2017.

As of December 31, 2017, the HR Committee was comprised of the following directors:

Christine Coady Narayanan, Chair
Thomas R. Sullivan, Vice Chair
Karen F. Gregerson
James L. Logue III
Robert D. Long
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

The HR Committee is comprised of the following directors as of March 9, 2018:

Christine Coady Narayanan, Chair
Michael J. Hannigan, Jr., Vice Chair
Karen F. Gregerson
James L. Logue III
Robert D. Long
Thomas R. Sullivan
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year; and (iv) up to two additional individuals for whom disclosure would have been required under clause (iii), but for the fact that the individual was not serving as an Executive Officer of our Bank at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2017).

NEO	Title
Cindy L. Konich	President - Chief Executive Officer ("CEO") - PEO
Gregory L. Teare	Executive Vice President - Chief Financial Officer ("CFO") - PFO
William D. Miller	Executive Vice President - Chief Risk Officer ("CRO")
Mary M. Kleiman	Senior Vice President - General Counsel ("GC") and Chief Compliance Officer ("CCO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2017) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (six times in 2017) and reports its recommendations to the board.

Regulation of Executive Compensation.

Bank Act and Finance Agency Executive Compensation Rule. Because we are a GSE, all aspects of our business and operations, including our executive compensation programs, are subject to regulation by the Finance Agency. The Bank Act and the Finance Agency's rule on executive compensation adopted in 2014 ("Executive Compensation Rule") provide the Director with the authority to prevent the FHLBanks from paying compensation to their executive officers that is not "reasonable and comparable" to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. While the Safety and Soundness Act and the Executive Compensation Rule prohibit the Director from setting specific levels or ranges of compensation for FHLBank executive officers, the Executive Compensation Rule does authorize the Director to identify relevant factors for determining whether executive compensation is reasonable and comparable. Under the Executive Compensation Rule, such factors include but are not limited to: (i) the duties and responsibilities of the position; (ii) compensation factors that indicate added or diminished risks, constraints, or aids in carrying out the responsibilities of the position; and (iii) performance of the executive officer's institution, the specific executive officer, or one of the institution's significant components with respect to achievement of goals, consistency with supervisory guidance and internal rules of the entity, and compliance with applicable law and regulation.

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

Finance Agency Advisory Bulletin 2009-AB-02. Finance Agency Advisory Bulletin 2009-AB-02, issued in 2009, sets forth certain principles for executive compensation practices to which the FHLBanks and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

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

In evaluating compensation at the FHLBanks, the Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. We have incorporated these principles and the Executive Compensation Rule framework into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

Joint Proposed Rule on Incentive Compensation. Further, in June 2016, six federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit "covered institutions," which include the FHLBanks, from entering into incentive-based compensation arrangements that encourage inappropriate risks or that could lead to a material financial loss. This proposed rule replaces a similar proposed rule published in 2011. As applied to the FHLBanks, covered persons under the 2016 proposed rule include senior management responsible for the oversight of firm-wide activities or material business lines or control functions, as well as non-executive employees: (i) whose annual incentive compensation is at least one-third of their total annual compensation and who are among the top two percent of the highest-compensated persons in the organization; (ii) whose positions give them the authority to commit or expose 0.5 percent or more of the organization's capital; or (iii) who are otherwise identified as "significant risk-takers" by the organization or the applicable regulatory agency. Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation:

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

The proposed rule would also require boards of directors to obtain: (i) input on the effectiveness of risk measures and adjustments used to balance risk and reward in incentive-based compensation; and (ii) at least annually, from management and from the internal audit or risk management function of the organization, a written assessment of the effectiveness of the organization's incentive-based compensation program and related compliance and control processes in providing risk-taking incentives that are consistent with the organization's risk profile.

Our current compensation policies and practices, among other provisions:

•	prohibit excessive compensation to covered persons;

•	prohibit incentive compensation that encourages inappropriate risks, which could lead to material financial loss;

•	require mandatory deferrals of 50% of incentive compensation over three years for certain executive officers;

•	require reports to the Finance Agency describing the structure of our incentive-based compensation arrangements for covered persons; and

•	are designed to help ensure compliance with the requirements and prohibitions of the rules.

Finance Agency Rule on Golden Parachute Payments. The Finance Agency's rule on golden parachute payments ("Golden Parachute Rule") sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, under the appointment of a conservator or receiver or in a troubled condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual.

Compensation Philosophy and Objectives. In 2017, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages responsible growth and prudent risk-taking while delivering a competitive pay package.

Specifically, our compensation program is designed to reward:

•	attainment of performance goals;

•	implementation of short- and long-term business strategies;

•	accomplishment of our public policy mission;

•	effective and appropriate management of financial, operational, reputational, regulatory, and human resources risks;

•	growth and enhancement of senior management leadership and functional competencies; and

•	accomplishment of goals to maintain an efficient cooperative system of FHLBanks.

The board of directors regularly reviews these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. As a cooperative, we are not able to offer equity-based compensation, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to four of the NEOs identified in this Report) and other retirement benefits (as to all NEOs). This approach generally will lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our short-term and long-term business objectives and focus executives' efforts on fulfilling these Bank-wide objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors. The President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends to the Finance/Budget Committee, for approval by the board, the percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget. The benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual (short-term) incentive awards and the deferred (long-term) incentive awards for the board's review and approval. Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors and most recently reviewed by the board as of March 24, 2017 and January 19, 2018, respectively. Those charters are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last seven years, McLagan, an AON company, was engaged by Bank management to work with the HR Committee to evaluate and update our salary and benefit benchmarks for certain positions, including the NEOs' positions, in our Bank. Many other FHLBanks engage McLagan for the same or similar compensation-related services.

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

The following institutions are in the Primary Competitor Group, as determined for 2017 compensation decisions.

ABN AMRO	Federal Reserve Bank of Cleveland	SunTrust Banks
Agricultural Bank Of China	Federal Reserve Bank of Kansas City	SVB Financial Group
AIB	Federal Reserve Bank of Minneapolis	Synchrony Financial
Ally Financial Inc.	Federal Reserve Bank of New York	Synovus
Australia & New Zealand Banking Group	Federal Reserve Bank of Richmond	TCF National Bank
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of San Francisco	TD Ameritrade
Bank Hapoalim	Federal Reserve Bank of St Louis	TD Securities
Bank of America Merrill Lynch	Fifth Third Bank	Texas Capital Bank
Bank of New York Mellon	First Citizens Bank	The PrivateBank
Bank of Nova Scotia	First Republic Bank	U.S. Bancorp
Bank of the West	FNB Omaha	UMB Financial Corporation
Bank of Tokyo - Mitsubishi UFJ	Freddie Mac	Umpqua Holding Corporation
Bayerische Landesbank	GE Capital	UniCredit Bank AG
BBVA Compass	Hancock Bank	Valley National Bank
BMO Financial Group	HSBC	Webster Bank
BNP Paribas	Huntington Bancshares, Inc.
BOK Financial Corporation	Industrial and Commercial Bank of China
Branch Banking & Trust Co.	ING
Brown Brothers Harriman	Intesa Sanpaolo
Capital One	Investors Bancorp, Inc
Charles Schwab & Co.	JP Morgan Chase
China Construction Bank	KBC Bank
CIBC World Markets	KeyCorp
CIT Group	Landesbank Baden-Wuerttemberg
Citigroup	Lloyds Banking Group
Citizens Financial Group	M&T Bank Corporation
City National Bank	Macquarie Bank
Comerica	Mizuho Bank
Commerzbank	Mizuho Capital Markets
Commonwealth Bank of Australia	Mizuho Trust & Banking Co. (USA)
Crédit Agricole CIB	MUFG Securities
Credit Industriel et Commercial - N.Y.	National Australia Bank
Cullen Frost Bankers, Inc.	Natixis
DBS Bank	New York Community Bank
DnB Bank	Nord/LB
DZ Bank	Nordea Bank
Fannie Mae	Norinchukin Bank, New York Branch
Federal Home Loan Bank of Atlanta	Northern Trust Corporation
Federal Home Loan Bank of Boston	People's United Bank, National Assoc
Federal Home Loan Bank of Chicago	PNC Bank
Federal Home Loan Bank of Cincinnati	Rabobank
Federal Home Loan Bank of Dallas	Regions Financial Corporation
Federal Home Loan Bank of Des Moines	Royal Bank of Canada
Federal Home Loan Bank of New York	Royal Bank of Scotland Group
Federal Home Loan Bank of Pittsburgh	Santander Bank, NA
Federal Home Loan Bank of San Francisco	Societe Generale
Federal Home Loan Bank of Topeka	Standard Chartered Bank
Federal Reserve Bank of Atlanta	State Street Corporation
Federal Reserve Bank of Boston	Sumitomo Mitsui Banking Corporation
Federal Reserve Bank of Chicago	Sumitomo Mitsui Trust Bank

The following institutions are in the Secondary Competitor Group, as determined for 2017 compensation decisions.

MB Financial Inc.	Sterling Bancorp
Fulton Financial Corp.	Flagstar Bancorp Inc.
Bank of the Ozarks Inc.	Trustmark Corp.
Chemical Financial Corp.	Hilltop Holdings Inc.
Western Alliance Bancorp	International Bancshares Corp.
Bank of Hawaii Corp.	Great Western Bancorp
Washington Federal Inc.	First Midwest Bancorp Inc.
Old National Bancorp	Pinnacle Financial Partners
BancorpSouth Inc.	Banc of California Inc.
Cathay General Bancorp	United Community Banks Inc.
United Bankshares Inc.

Additional Services Provided by Compensation Consultant. Apart from its role as a consultant with respect to our executive and director compensation, AON or its affiliates (including McLagan) provided additional services to our Bank during 2017. Those additional services (and the related fees) related to non-recurring projects that involved: an analysis of management committee and governance structure and compliance function ($53,500); marketing business planning ($99,375); an analysis of certain aspects of our Information Technology organizational structure ($80,250); and an analysis of our retirement benefits that cover employees at all levels of the organization ($53,500). Management reported McLagan’s compensation data and recommendations, as well as information concerning the results of these additional engagements, to our board of directors during the course of 2017. The aggregate fees paid to AON or its affiliates during 2017 for recommending the amount or form of executive and director compensation were $36,925. The aggregate fees paid to AON or its affiliates during 2017 for additional services were $286,625. While the HR Committee has concluded that no conflict of interest was created by management's engagement of AON or its affiliates for these additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including: board oversight of the Bank’s management, operations, budget, and compensation arrangements and amounts; comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness; and the utilization of McLagan’s compensation expertise throughout much of the FHLBank System.

Role of the Named Executive Officers in the Compensation Process. The NEOs assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by management, the board or the HR Committee. The Human Resources Director assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the President - CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board. Further, senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the Finance/Budget Committee and by the board when establishing the goals and anticipated payout terms for the incentive compensation plans. The CRO oversees the Enterprise Risk Management ("ERM") department's review, from a risk perspective, of the incentive compensation plans' risk-related performance goals and target achievement levels.

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

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2017 consisted of:

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

The President - CEO's base salary is established annually by the board of directors after review and recommendation by the Executive/Governance Committee. Our board has concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position and the extent to which the President - CEO is responsible for the overall performance of our Bank. In setting the President - CEO's base salary, the Executive/Governance Committee and the board have discretion to consider a wide range of factors, including the President - CEO's individual performance, the overall performance of our Bank, the President - CEO's tenure, and the amount of the President - CEO's base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Although a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and the board also consider the amount and relative percentage of the President - CEO's total compensation that is derived from her base salary. In light of the wide variety of factors that are considered, the Executive/Governance Committee and the board have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and the board consider all the factors as a whole in determining the President - CEO's base salary, including data and recommendations from McLagan.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO, who has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amounts and relative percentages of total compensation that are derived by the NEOs from their base salaries, including data and recommendations from McLagan.

Based on the foregoing factors, the NEOs' base salaries for 2017 were increased, effective December 26, 2016, as follows.

NEO	Increase % for 2017	Base Salary for 2017
Cindy L. Konich	7.0%	$829,530
Gregory L. Teare	10.0%	410,072
William D. Miller	7.0%	345,176
Mary M. Kleiman	5.0%	326,222
K. Lowell Short, Jr.	3.0%	313,014

In October 2016, the HR Committee recommended and the board of directors approved for the 2017 salary budget affecting all employees (i) merit and market-based increases averaging 3.0% of annual base salaries and (ii) promotional and equity adjustments averaging an additional 1.5% of annual base salaries. These approved amounts were used in adjusting base salaries for 2017 and were incorporated into our 2017 operating budget as recommended by our Finance/Budget Committee and approved by our board of directors on November 18, 2016. NEO base salary increases above 3% for 2017 were not taken from the pool of merit and market-based increases approved by the board for 2017.

Annual and Deferred Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plan has a measurement framework that rewards achievement of specific goals consistent with our mission. As discussed below, our incentive plan is performance-based and represents a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders.

In 2011, the board of directors adopted an incentive compensation plan effective January 1, 2012 ("Incentive Plan"). The Incentive Plan is a cash-based incentive plan that provides award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any employee hired before October 1 of a calendar year becomes a "Participant" in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's President - CEO, an EVP or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with our Bank containing certain non-solicitation and non-disclosure provisions.

The HR Committee establishes appropriate performance goals and the relative weight to be accorded to each goal under the Incentive Plan, subject to approval by the board of directors. The Incentive Plan effectively combined short-term and long-term incentive plans that were in place for NEOs for 2011 and prior years into one incentive plan for all employees, except for those in Internal Audit. The full migration to the Incentive Plan occurred from 2012 through 2015. The Incentive Plan, as amended, is on file with the SEC. The following sections describe the incentive compensation arrangements for the NEOs under the Incentive Plan.

In accordance with Incentive Plan guidelines, performance goals are established for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board defines the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards for Level I Participants, which may be Annual Awards and Deferred Awards, and for other Incentive Plan Participants (Annual Awards only). The board may adjust the performance goals to ensure the purposes of the Plan are served, but made no such adjustments during 2015, 2016 or 2017.

Under the Incentive Plan, the board establishes a maximum award for eligible Participants before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation (generally defined as the Participant's annual earned base salary or wages for hours worked).

With respect to Annual Awards and Deferred Awards for the NEOs, the Incentive Plan provides that 50% of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of at least a "Fully Meets Expectations" or "Satisfactory" individual performance rating (or, for 2016 and subsequent years, the numerical equivalent of such rating in our performance measurement structure) over the Performance Period and, subject to certain limited exceptions, active employment on the last day of such period. The remaining 50% of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions for such period, and further subject to the achievement during the Deferral Performance Period of additional performance goals relating to our profitability, retained earnings, prudential management objectives and certain other conditions described below. The level of achievement of those additional goals could cause an increase or decrease to the Deferred Awards.

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for each of the Performance Periods 2013, 2014, and 2015.

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

The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for the 2017 and 2018 Performance Periods.

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

2016 Annual Award (Paid in 2017). Pursuant to the Incentive Plan, the board of directors established the 2016 Annual Award Performance Period Goals, consisting of 4 mission goals, and 10 components within these goals, for all participants, including the NEOs. These goals were tied to profitability, member products, Information Technology performance and risk management performance. Our performance for 2016 resulted in a total weighted average payout of 96%. Although ERM had somewhat different goals for the 2016 Annual Award Performance Period, its 2016 performance also resulted in a total weighted average payout ratio of 96%.

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain achievement levels and the actual percent of base salary payout achieved for 2016 and paid in 2017 (based on the total weighted average achievement) are presented below. As noted, 50% of each NEO's 2016 Award is deferred for a three-year period.

2016 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Achievement Level - Paid in 2017

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Cindy L. Konich	25.0%	37.5%	50%	48%	$373,085
Gregory L. Teare	17.5%	26.25%	35%	34%	125,583
William D. Miller (2)	17.5%	26.25%	35%	34%	108,670
Mary M. Kleiman	17.5%	26.25%	35%	34%	103,729
K. Lowell Short, Jr. (3)	17.5%	26.25%	35%	34%	102,372

(1)	These amounts were paid on March 3, 2017.

(2)
Although the weighted values of certain goals were different for Mr. Miller (ERM), his resulting percentage of earned base salary was the same as the other NEOs, excluding Ms. Konich. Mr. Miller elected to defer 10% of this Annual Award in accordance with the terms of the SETP described below.

(3)	Mr. Short elected to defer 20% of this Annual Award in accordance with the terms of the SETP.

2017 Annual Award (Paid in 2018). In 2016, the board of directors established Annual Award Performance Goals for 2017 for Level I Participants relating to specific mission goals for profitability, member advances growth, MPP performance, Community Investment Program ("CIP") advances originated, achievement of ERM objectives and achievement of Office of Minority and Women Inclusion ("OMWI") objectives. The weights and specific achievement levels for each 2017 mission goal are presented below.

2017 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum	Actual Result	Achievement Percentage (Interpolated)	Weighted Average Achievement	Weighted Average Achievement (ERM)
Profitability (2)	20%	15%	290 bps	480 bps	660 bps	maximum	100%	20%	15%
Member Advances
Member Advances Growth (3)	15%	10%	0%	1.3%	3.5%	maximum	100%	15%	10%
Number of Members that Increase Average Daily Advance Balance (4)	10%	10%	115 members	120 members	140 members	maximum	100%	10%	10%
MPP Performance
Mortgage Delinquency Rate (5)	12.5%	7.5%	0.75%	1.00%	1.25%	maximum	100%	12.50%	7.50%
Member Participation(6)	12.5%	7.5%	100 members	107 members	110 members	threshold	50%	6.25%	3.75%
CIP Advances Originated (7)	10%	10%	$50MM	$100MM	$150MM	maximum	100%	10%	10%
ERM Objectives (8)	10%	30%	Achieve One ERM Objective	Achieve Two ERM Objectives	Achieve Three ERM Objectives	maximum	100%	10%	30%
Minority and Women Inclusion (9)	10%	10%	Achieve One Diversity and Inclusion Objective	Achieve Two Diversity and Inclusion Objectives	Achieve Three Diversity and Inclusion Objectives	maximum	100%	10%	10%
Total	100%	100%						93.75%	96.25%

(1)	For all Level I Participants, excluding those in ERM.

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

(3)
Member advances growth is calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2017 and all captive insurance company members will be excluded from the calculation. Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance, or law.

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

(8)
The Board has established three ERM Objectives for 2017. The first ERM Objective, develop Capital Adequacy and Loss Absorption Analysis, requires ERM to develop a process and perform an analysis of the Bank's capital adequacy and loss absorption capacity. The second ERM Objective, enhance ERM Oversight of Bank Information Security, requires ERM to establish and implement processes and procedures to enhance the Bank's ability to identify, measure, monitor, and evaluate information security risk and cybersecurity risk. The third ERM Objective, Acquired Member Asset Risk Analysis, requires ERM to develop and implement an integrated approach to evaluate the Bank's credit and market risk posed by its AMA portfolio. ERM will demonstrate its achievement of each ERM Objective by reporting on them to the Risk Committee and Risk Oversight Committee.

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

The percent of base salary that an NEO (as a Level I Participant) may have earned for certain achievement levels and the actual percent of base salary payout achieved for 2017 and paid in 2018 (based on the total weighted average achievement) are presented below. As noted, 50% of each NEO's 2017 Award was deferred for a three-year period.

2017 Incentive Plan - Annual Award Performance Period
% of Earned Base Salary By Achievement Level - Paid in 2018

				Actual Payout
NEO	Threshold	Target	Maximum	% of Earned Base Salary	Amount (1)
Cindy L. Konich	25.0%	40.0%	50%	47%	$388,842
Gregory L. Teare	20.0%	30.0%	40%	38%	153,777
William D. Miller (2)	20.0%	30.0%	40%	39%	132,893
Mary M. Kleiman	17.5%	26.25%	35%	33%	107,042
K. Lowell Short, Jr. (3)	17.5%	26.25%	35%	33%	102,708

(1)	These amounts were paid on February 23, 2018.

(2)	The percent of earned base salary for Mr. Miller is different from the other NEOs because the weighted values of certain goals were different for ERM.

(3)	Mr. Short elected to defer 100% of this Annual Award in accordance with the terms of the SETP.

2018 Annual Award (Payable in 2019). On January 19, 2018, the board of directors established Annual Award Performance Goals for 2018 for Level I Participants relating to specific mission goals for profitability, member activity, ERM, minority and women inclusion, and operational risk. The weights and specific achievement levels for each 2018 mission goal are presented below.

2018 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Threshold	Target	Maximum
Profitability (2)	20%	15%	415 bps	571 bps	656 bps
Member Activity
A. Member Advances Growth (3)	20%	10%	0%	1.38%	3.15%
B. Member Education and Outreach (4)	15%	15%	10 events	14 events	18 events
C. Increase in MPP Portfolio (5)	5%	5%	Net Growth of $0	Net Growth of $635 MM	Net Growth of $800 MM
D. CIP Advances Originated (6)	10%	5%	$50MM	$100MM	$150MM
ERM Objectives (7)	10%	30%	Achieve One ERM Objective	Achieve Two ERM Objectives	Achieve Three ERM Objectives
Minority and Women Inclusion - Portion of 2018 Vendor Spend with Qualifying Vendors (8)	10%	10%	12%	15%	18%
Operational Risk Objective - End-User Computing Inventory System of Record (9)	10%	10%	After the end of the Third Quarter and on or before the end of the Fourth Quarter	After the end of the Second Quarter and on or before the end of the Third Quarter	On or before the end of the Second Quarter
Total	100%	100%

(1)	For all Level I Participants, excluding those in ERM.

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

(3)
Member advances growth is calculated as the growth in the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2018 and all captive insurance company members will be excluded from the calculation. Goal assumes no material change in membership eligibility under Finance Agency's regulation, policy, directive, guidance, or law.

(4)
Member education and outreach events are symposia, conferences, workshops, webinars (with a maximum of four webinars towards achievement of this goal), educational events, presentations at trade conferences, and other events educating Bank members about Advances, MPP, the Bank's community investments products and activities, industry trends, and other products and services. To qualify, events must target more than one member. Status and reporting on this Goal and its attainment will be provided in writing by the officer responsible for the event, and will be confirmed by the CFO or by the CBOO.

(5)
Net Growth is calculated as the increase in the size of the Bank's MPP portfolio measured as of December 31, 2017, and December 31, 2018. Net Growth is calculated: (a) excluding the effect of any allowances for loan losses on MPP balances; (b) excluding the effect of any AMA obtained from or through other Federal Home Loan Banks; (c) including both FHA and conventional loans; (d) assuming no capital requirement for MPP; and (e) assuming no material change in AMA authority under the Finance Agency's regulation, policy, directive, guidance, or law.

(6)
CIP Advances are newly-originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Bank Act.

(7)
The Board has established three ERM Objectives for 2018. The first ERM Objective, Program Maturity Self-Assessment, requires ERM to perform a comprehensive, enterprise-wide self-assessment of the maturity of the Bank’s Enterprise Risk Management Program, and report on the results of the assessment to the Board. The second ERM Objective, Information Technology Assessment, requires ERM to assess the Bank’s information technology program against the Information Technology risk management framework and report on the results of the assessment to the Board. The third ERM Objective, Business Continuity, requires the Bank to operate under its business continuity / disaster recovery plan for a defined period of time, and to return back to normal operations. ERM will demonstrate its achievement of each ERM Objective by reporting on them to the Risk Committee and Risk Oversight Committee.

(8)	"Qualifying Vendors" are vendors that qualify as minorities, women, individuals with disabilities, and minority-, women-, and disabled-owned businesses.

(9)
Achievement of this goal requires the Bank to have designated a tool as its system of record for its end-user computing applications inventory, and to have performed an inventory of end-user computing applications using the tool. Satisfaction of this goal will be evidenced in one or more reports to the Bank's Risk Committee.

The weights and specific goals for the 2018 Performance Period differ in some respects from those used for the 2017 Performance Period. The threshold, target and/or maximum performance levels for profitability and advances growth were revised for 2018. The threshold and target performance levels for profitability were increased for 2018 compared to 2017 (to 415 bps from 290 bps, and to 571 bps from 480 bps, respectively), while the maximum performance level for profitability was reduced slightly for 2018 compared to 2017 (to 656 bps from 660 bps) to align those performance levels with our 2018 strategic financial forecast.

With respect to advances, the target mission goal for member advances growth was increased for 2018 compared to 2017 (to 1.38% from 1.3%) while the maximum mission goal for advances growth was reduced for 2018 compared to 2017 (to 3.15% from 3.5%), to align those performance levels with our 2018 strategic financial forecast. For 2018, the board of directors established a new mission goal, with specific minimum, target and maximum achievement levels, relating to the number of member education and outreach events conducted during the year. The combined weighted value of these two mission goals for 2018 (35%) is greater than the combined weighted value of the 2017 advances-related mission goals (25%). The board of directors also eliminated a mission goal used in 2017 relating to the number of members that increase their average daily advances balance. These changes were made to give greater weight to advances-related performance results and to reinforce our marketing plan and efforts relating to advances growth.

The board of directors established a new MPP mission goal for 2018, with specified minimum, target and maximum achievement levels, related to the net growth in the MPP portfolio for 2018. The weighted value of the 2018 MPP mission goal is 15%, while the 2017 MPP goals had a combined weighted value of 25%. The board also eliminated two MPP-related goals used in 2017 involving mortgage delinquency rates and the extent of member participation in MPP. These revisions in MPP-related goals were made to align the performance levels with our 2018 strategic financial forecast and evolving business strategies, with appropriate risk limits reflecting our risk appetite, to allow for improved measurements of growth and performance in the MPP portfolio, and to reflect management's expectations of mortgage market conditions for 2018.

The threshold, target and maximum performance levels for CIP advances originated are unchanged from 2017 to 2018, and the board of directors maintained the weighted value of this mission goal at 10% for 2018. The board also maintained mission goals for 2018 relating to the achievement of up to three specific ERM objectives and maintained the weighted value of this mission goal at 10%.

With respect to OMWI, the board of directors established a new mission goal for 2018 relating to the Bank’s usage of third-party vendors meeting certain criteria, to reflect the importance of this objective to the board and to the Bank as a whole. As a result of regulatory changes, the board also eliminated for 2018 the OMWI-related mission goal used in the 2017 Performance Goals relating to strategy, engagement and training on diversity and inclusion matters. In addition, the board established a new mission goal for 2018, under which the Bank must designate a specific software tool as its system of record for its end-user computing applications and conduct an inventory using the designated tool.

The board of directors established separate weighted values for the 2018 Performance Period goals for ERM, as it did for the 2017 Performance Period.

2013 Deferred Award (Paid in 2017). Under the Incentive Plan, 50% of each Level I Participant's 2013 Award ("2013 Deferred Award") was deferred for a three-year period that ended December 31, 2016 ("2014-2016 Deferral Performance Period"). All conditions for payment of the 2013 Deferred Award were satisfied, including the achievement of specific Bank performance goals relating to our profitability, retained earnings and prudential management standards for the 2014-2016 Deferral Performance Period.

The following table presents the payouts to the NEOs who were Level I Participants when the 2013 Deferred Award was made by applying the actual achievement levels to the performance goals for the 2013 Deferred Award.

2013 Incentive Plan - 2014-2016 Performance Period
% of Original Award - Paid in 2017

NEO (1)	Incentive Award for 2013	Percentage Deferred	Deferred Incentive Award	Total Achievement	Payout (2)
Cindy L. Konich	$355,202	50%	$177,601	125%	$222,001
Gregory L. Teare	153,480	50%	76,740	125%	95,925
K. Lowell Short, Jr.	153,868	50%	76,934	125%	96,168

(1)	Mr. Miller and Ms. Kleiman were not Level I participants when the 2013 Deferred Awards were made.

(2)	These amounts were paid on March 3, 2017.

2014 Deferred Award (Paid in 2018). Under the Incentive Plan, 50% of each Level I Participant's 2014 Award ("2014 Deferred Award") was deferred for a three-year period that ended December 31, 2017 ("2015-2017 Deferral Performance Period"). As noted, the 2014 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2015-2017 Deferral Performance Period and certain other conditions. The following table presents the performance goals for the 2014 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2015-2017 Mission Goals	Weighted Value (1)	Threshold (2)	Target (2)	Maximum (2)	Actual Result	Achievement %	Weighted Average Achievement
Profitability (3)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (4)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential	30%	Achieve 2 Prudential Standards	(a)	Achieve all 3 Prudential Standards	maximum	125%	37%
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2015 through 2017.
Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA assets per plan year.
Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
For purposes of this goal, profitability is defined as the Bank's profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate, as defined above, as a percentage of average total regulatory capital stock (B1weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's divide). Assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.

(4)
Total retained earnings divided by mortgage assets, measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(a)	There is no target level for this goal.

Each of the Level I Participants listed below received an average performance rating for the 2015-2017 Deferral Performance Period of at least "Fully Meets Expectations" or "Satisfactory" (or, for 2016 and subsequent years, the numerical equivalent of such rating in our performance measurement structure), and each was employed by the Bank on the last day of the 2015-2017 Deferral Performance Period, thereby satisfying the two remaining conditions for payment of the 2014 Deferred Award.

The following table presents the payouts to the NEOs who were Level I Participants when the 2014 Deferred Award was made by applying the achievement levels described above to the performance goals for the 2014 Deferred Award.

2014 Incentive Plan - 2015-2017 Performance Period
% of Original Award - Paid in 2018

NEO (1)	Incentive Award for 2014	Percentage Deferred	Deferred Incentive Award	Total Achievement	Payout (2)
Cindy L. Konich	$602,568	50%	$301,284	125%	$376,605
Gregory L. Teare	180,802	50%	90,401	125%	113,001
William D. Miller	195,906	50%	97,953	125%	122,441
K. Lowell Short, Jr.	181,192	50%	90,596	125%	113,245

(1)	Ms. Kleiman was not a Level I participant when the 2014 Deferred Awards were made.

(2)
These amounts were paid on February 23, 2018, except Mr. Short elected to defer 100% of his 2014 Deferred Award in accordance with the terms of the SETP. The amount deferred was not paid on the date indicated.

2018 Deferred Award (Payable in 2022). The board of directors established Deferred Award Performance Goals for Level I Participants (which include all of our NEOs) for the three-year period ending December 31, 2021 ("2019-2021 Deferral Performance Period"), relating to our profitability, retained earnings and prudential management standards. The mission goals, weighted values and performance levels for the 2019-2021 Deferral Performance Period are the same as those previously established by the board for the 2018-2020 Deferral Performance Period and are substantially similar to those previously established by the board for each of the three-year Deferral Performance Periods covering 2015 through 2019.

The table below presents the mission goals, weighted values and performance levels for the 2019-2021 Deferral Performance Period.

2019 - 2021 Mission Goals		Threshold (2)	Target (2)	Maximum (2)
	Weighted Value (1)
Profitability (3)	35%	25 bps	50 bps	150 bps
Retained Earnings (4)	35%	3.5%	3.9%	4.3%
Prudential Standards: (5)	30%	Achieve 1 Prudential Standard	(a)	Achieve 2 Prudential Standards
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2019 through 2021.
Award to FHLBI members the annual AHP Competitive funding requirement in each plan year.

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional Performance Goals for the Deferral Performance Period. Depending on the Bank's performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
For purposes of this goal, profitability has the same definition as for the 2015-2017 mission goals (set forth above). This rate assumes no material change in investment authority under Finance Agency regulation, policy, directive, guidance, or law. Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.

(4)
Total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios, measured at the end of each month. The calculation will be the simple average of 36 month-end calculations.

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

The Incentive Plan provides that awards may be reduced or forfeited in certain circumstances. If, during a Deferral Performance Period, we realize actual losses or other measures or aspects of performance related to the Performance Period or Deferral Performance Period that would have caused a reduction in the final award for the Performance Period or Deferral Performance Period, the remaining amount of the final award to be paid at the end of the Deferral Performance Period will be reduced to reflect this additional information. In addition, all or a portion of an award may be forfeited at the direction of the board of directors if we have failed to remediate to the satisfaction of the board an unsafe or unsound practice or condition (as identified by the Finance Agency) that is material to our financial operation and within the Level I Participant's area(s) of responsibility. Under such circumstances, the board may also direct the cessation of payments for a vested award. Further, the board may reduce or eliminate an award that is otherwise earned but not yet paid if the board finds that a serious, material safety-soundness problem or a serious, material risk management deficiency exists at our Bank, or in certain other circumstances.

Retirement Benefits. We have established and maintain a comprehensive retirement program for our NEOs. During 2017, we provided qualified and non-qualified defined benefit plans and qualified and non-qualified defined contribution plans to certain of our NEOs. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes that these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Pension and Thrift Plans - In General. Our retirement program is comprised of two qualified retirement plans: the DB Plan (for eligible employees hired before February 1, 2010) and the DC Plan (for all eligible employees).

Our board of directors established a SERP in 1993 in response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by executives. The SERP was frozen, effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to the IRC Section 409A regulations. As described below, the SERP restores retirement benefits of NEO participants and certain other employees under the DB Plan that would otherwise be limited by Internal Revenue Service ("IRS") regulations. The DB Plan and SERP provide benefits based on a combination of a participant's length of service, age and annual compensation.

In November 2015, we established the SETP, effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation in addition to their DC Plan deferrals. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the participant's deferral and compensation. In addition, as described below, the DC Plan and SETP provide enhanced benefits for qualified employees who do not participate in the DB Plan. The DB Plan, the SERP, the DC Plan and the SETP have all been amended and restated from time to time to comply with changes in laws and regulations of the IRS and to modify certain benefit features.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010, participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the IRS, which was $270,000 in 2017. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2017 was $215,000, payable as a single life annuity at normal retirement age.

The SERP, as a non-qualified retirement plan, preserves and restores the full pension benefits that are not payable from the DB Plan, due to IRS limitations regarding compensation, years of service or benefits payable. In determining whether a participant is entitled to a restoration of retirement benefits, the SERP utilizes the identical benefit formula applicable to the DB Plan. In the event that the benefit payable from the DB Plan has been reduced or otherwise limited due to IRS limitations, the participant's lost benefits are payable under the terms of the SERP. In this respect, the SERP is an extension of our retirement commitment to the NEO participants and certain other employees as highly-compensated employees.

Our board of directors amended the DB Plan, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including two NEOs) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan (except as described below in footnote 4 to the Pension Benefits Table), subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including two NEOs) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as shown below in the Pension Benefits Table, as of December 31, 2017, four NEOs participate (or have previously accumulated benefits) in either the Grandfathered DB Plan or the Amended DB Plan and three of those four are eligible to participate in the SERP.

During 2010 our board of directors discontinued eligibility in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 is enrolled in that plan, while participants in the Grandfathered DB Plan or Amended DB Plan as of January 31, 2010 continue to be eligible for the Grandfathered DB Plan or Amended DB Plan (and, as applicable, the SERP) and accrue benefits thereunder until termination of employment.

The following sections describe the differences in the benefits provided under these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008.

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

•
Formula: The combined Amended DB Plan and 2005 SERP benefit equals 1.5% times years of benefit service times the high five-year average compensation. The benefit is not payable under the Frozen SERP because no participant in the Amended DB Plan is an eligible participant in the Frozen SERP. Benefit service begins 1 year after employment, and benefits are vested after five years. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. If a participant satisfied the Rule of 70 at termination of employment, the retirement allowance would be reduced by 3.0% for each year the participant is under age 65.

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

With respect to all employees hired before February 1, 2010:

•
Eligible compensation includes salary (before any employee contributions to tax qualified plans), short-term incentive, bonus (including Annual Awards under the Incentive Plan), and any other compensation that is reflected on the IRS Form W-2 (but not including long-term incentive payments, such as Deferred Awards under the Incentive Plan).

•
Retirement benefits from the DB Plan are paid in the form of a lump sum, annuity, or a combination of the two, at the election of the retiree at the time of retirement. Any payments involving a lump sum are subject to spousal consent.

•
Retirement benefits from the SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the SERP are paid out of a grantor trust that we have established or out of our general assets. The assets of the grantor trust are subject to the claims of our general creditors.

DC Plan and SETP. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under IRC Section 401(k). The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base pay that the participant contributes. In November 2017, the board of directors approved an amendment to the DC Plan, effective January 1, 2018, to establish an employer-funded non-elective contribution ("NEC") program. This plan amendment ("NEC Amendment") provides an additional employer-funded benefit for certain DC Plan participants, including two of our NEOs, who were hired (or re-hired) on or after February 1, 2010 and therefore do not participate (or do not currently accumulate benefits) in the Grandfathered DB Plan or the Amended DB Plan. Under the NEC Amendment, the Bank will make an additional NEC of 4% of base pay per year to the DC Plan account of each employee who is eligible to participate in the DC Plan and does not participate in the DB Plan. The NEC Amendment further provides for a vesting schedule for NECs based on an employee's years of service at the Bank. Partial vesting begins when an eligible employee has attained at least two years of service. Eligible employees become fully vested in their NECs when they have attained five years of service.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2017 an employee could contribute up to $18,000 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,000 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $54,000 per year ($60,000 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2017, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $270,000 of annual compensation could have been taken into account in computing eligible compensation in 2017. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Any Bank employee who is a participant in the DC Plan is, upon approval by the board of directors, eligible to become a participant in the SETP. Each DC Plan participant who is an officer with a title of First Vice President or a higher officer level (which includes all NEOs) is automatically eligible to become a SETP participant. We intend that the SETP constitute a deferred compensation arrangement that complies with IRC Section 409A regulations. The SETP permits a participant to elect to have all or a portion of his or her base salary and/or annual incentive plan payment withheld and credited to the participant's deferral contribution account. The SETP provides that, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, as if the participant did not participate in the SETP and without regard to benefit or compensation limits imposed by the IRC. The plan permits participants to self-direct the investment of their deferred contribution account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. The benefits are paid out of an investment account established for each participant under a grantor trust that we have established out of our general assets.  The assets of the grantor trust are subject to the claims of our general creditors.  The trust will be maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make SETP benefit payments in the future. Any rights created under the SETP are unsecured contractual rights against the Bank.

Perquisites and Other Benefits. We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same general terms and conditions:

•	medical, dental, and vision insurance (subject to employee expense sharing);

•	vacation leave, which increases based upon officer title and years of service;

•	life and long-term disability insurance (the PEO and the PFO are eligible for enhanced monthly benefits under our disability insurance program);

•	travel and accident insurance, as well as kidnapping coverage, which include life insurance benefits;

•	educational assistance;

•	employee relocation assistance, where appropriate, for new hires; and

•	student loan repayment assistance.

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

The Severance Pay Plan does not apply to NEOs who have entered into a KESA with the Bank or who are participants under the Bank's Key Employee Severance Policy ("KESP") if a qualifying event has triggered payment under the terms of the KESA or the KESP. As of the date of this Report, Ms. Konich is the only NEO with whom we have a KESA; all other NEOs are participants under the KESP. If any NEO's employment is terminated but a qualifying event under the KESA or the KESP, as applicable, has not occurred, the provisions of the Severance Pay Plan apply.

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

The following table lists the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2017, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$21,444	52	$887,614	$909,058
Gregory L. Teare	10	12,526	40	331,220	343,746
William D. Miller	7	4,013	28	197,022	201,035
Mary M. Kleiman	3	3,758	12	78,294	82,052
K. Lowell Short, Jr.	9	11,273	36	225,378	236,651

The amounts listed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These payments and benefits include:

•	accrued salary and vacation pay;

•	distribution of benefits under the DB Plan; and

•	distribution of plan balances under the DC Plan.

The amounts listed above also do not include payments from the SERP or the SETP. Amounts payable from the SERP may be found in the Pension Benefits Table. Account balances for the SETP may be found in the Non-Qualified Deferred Compensation Table.

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

Ms. Konich is entitled to a multiplier of 2.99, if she terminates for "good reason" or is terminated "without cause" during a period beginning 12 months before and ending 24 months after a reorganization. This agreement also provides that benefits payable to Ms. Konich pursuant to the SERP would be calculated as if she were three years older and had three more years of benefit service. The agreement with Ms. Konich also provides her with coverage for 36 months under our medical and dental insurance plans in effect at the time of termination (subject to her payment of the employee portion of the cost of such coverage).

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $2.8 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2017, the value of the payments for her would have been approximately as follows in the table below.

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$3,549,447
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	275,615
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,236,689
Medical and dental insurance coverage for 36 months	43,920
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$6,120,671

(1)
The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. On March 9, 2017, the board of directors adopted the KESP, effective as of that date, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP include all NEOs other than Ms. Konich. Mr. Teare and Mr. Miller are Level 1 Participants, and Mr. Short and Ms. Kleiman are Level 2 Participants.

Under the KESP, if the covered employee terminates for "good reason" or is terminated without "cause," in either case within six months before or 24 months after a reorganization, the covered employee is entitled to a lump-sum payment equal to a multiple (2.0 for Level 1 Participants, 1.5 for Level 2 Participants and 1.0 for Level 3 Participants) of the average of his or her three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and gross bonus (inclusive of amounts deferred under a qualified or nonqualified plan); provided that, for any calendar year in which the covered employee received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. All amounts payable under the KESP are capped at an amount equal to one dollar ($1) less than the aggregate amount which would otherwise cause any such payments to be considered a “parachute payment” within the meaning of Section 280G of the IRC.

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

Summary Compensation Table for 2017

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(g)	(h)	(i)	(j)
Cindy L. Konich President - CEO (PEO)	2017	$829,530	$—	$765,447	$3,980,000	$49,772	$5,624,749
	2016	775,242	—	595,086	2,996,000	46,515	4,412,843
	2015	680,030	—	430,624	1,943,000	15,900	3,069,554
Gregory L. Teare EVP - CFO (PFO)	2017	410,072	—	266,778	234,000	24,604	935,454
	2016	372,788	—	221,508	153,000	22,367	769,663
	2015	342,491	—	196,657	97,000	15,900	652,048
William D. Miller EVP - CRO	2017	345,176	—	255,334	—	—	600,510
	2016	322,582	—	108,670	—	19,355	450,607
	2015	313,170	—	87,630	—	15,900	416,700
Mary M. Kleiman SVP - GC & CCO (4)	2017	326,222	—	107,042	70,000	19,573	522,837

K. Lowell Short, Jr. SVP - CAO	2017	313,014	—	215,953	137,000	18,781	684,748
	2016	303,888	—	198,540	93,000	18,233	613,661
	2015	294,557	—	184,184	62,000	15,900	556,641

(1)	The Non-Equity Incentive Plan Compensation table below shows the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

(2)
These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. The change in pension values are determined by calculating the present values of pension benefits accrued through the beginning and ending plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value. The discount rates used as of December 31, 2017 were significantly lower than the discount rates used as of December 31, 2016, which caused a significant increase in the change in pension values for 2017. No NEO received preferential or above-market earnings on deferred compensation.

(3)	The All Other Compensation table below shows the components of the "All Other Compensation" column.

(4)	Ms. Kleiman was not an NEO in 2016 or 2015.

Non-Equity Incentive Plan Compensation - 2017

		Annual Incentive		Deferred Incentive		Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned	Date Paid	Incentive Plan Compensation
Cindy L. Konich	2017	$388,842	2/23/2018	$376,605	2/23/2018	$765,447
	2016	373,085	3/3/2017	222,001	3/3/2017	595,086
	2015	280,355	3/4/2016	150,269	3/4/2016	430,624
Gregory L. Teare	2017	153,777	2/23/2018	113,001	2/23/2018	266,778
	2016	125,583	3/3/2017	95,925	3/3/2017	221,508
	2015	97,547	3/4/2016	99,110	3/4/2016	196,657
William D. Miller (1)	2017	132,893	2/23/2018	122,441	2/23/2018	255,334
	2016	108,670	3/3/2017	(a)	(a)	108,670
	2015	87,630	3/4/2016	(b)	(b)	87,630
Mary M. Kleiman (2)	2017	107,042	2/23/2018	(c)	(c)	107,042
K. Lowell Short, Jr. (3)	2017	102,708	N/A	113,245	N/A	215,953
	2016	102,372	3/3/2017	96,168	3/3/2017	198,540
	2015	83,894	3/4/2016	100,290	3/4/2016	184,184

(1)	Mr. Miller elected to defer 10% of his 2016 Annual Incentive pursuant to the SETP. The amount deferred was not paid on the date indicated.

(2)	Ms. Kleiman was not an NEO during 2016 or 2015.

(3)
Mr. Short elected to defer 100% and 20% of his 2017 and 2016 Annual Incentive, respectively, and 100% of his 2014 Deferred Award pursuant to the terms of the SETP. The amount deferred for 2016 was not paid on the date indicated.

(a)	Mr. Miller was not a Level I participant in the Incentive Plan when the 2013 Deferred Awards were made.

(b)	Mr. Miller was not a Level I participant in the Incentive Plan when the 2012 Deferred Awards were made.

(c)	Ms. Kleiman was not a Level I participant in the Incentive Plan when the 2014 Deferred Awards were made.

All Other Compensation - 2017

Name	Year	Bank Contribution to DC Plan (1)	Total All Other Compensation
Cindy L. Konich	2017	$49,772	$49,772
	2016	46,515	46,515
	2015	15,900	15,900
Gregory L. Teare	2017	24,604	24,604
	2016	22,367	22,367
	2015	15,900	15,900
William D. Miller	2017	—	—
	2016	19,355	19,355
	2015	15,900	15,900
Mary M. Kleiman (2)	2017	19,573	19,573
K. Lowell Short, Jr.	2017	18,781	18,781
	2016	18,233	18,233
	2015	15,900	15,900

(1)	Includes Bank contributions to the SETP, as appropriate.

(2)	Ms. Kleiman was not an NEO during 2016 or 2015.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Grants of Plan-Based Awards Table for 2017

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date (1)	Threshold (2) (3)	Target	Maximum
(a)		(b)	(c)	(d)	(e)
Cindy L. Konich	Incentive Plan - Annual	12/1/2011	$20,738	$331,812	$414,765
	Incentive Plan - Deferred	12/1/2011	291,632	388,842	486,053
Gregory L. Teare	Incentive Plan - Annual	12/1/2011	8,201	123,022	164,029
	Incentive Plan - Deferred	12/1/2011	115,333	153,777	192,221
William D. Miller	Incentive Plan - Annual	12/1/2011	5,178	103,553	138,070
	Incentive Plan - Deferred	12/1/2011	99,670	132,893	166,116
Mary M. Kleiman	Incentive Plan - Annual	12/1/2011	5,709	85,633	114,178
	Incentive Plan - Deferred	12/1/2011	80,281	107,042	133,802
K. Lowell Short, Jr.	Incentive Plan - Annual	12/1/2011	5,478	82,166	109,555
	Incentive Plan - Deferred	12/1/2011	77,031	102,708	128,385

(1)	The Grant Date shown is the original adoption date of the Incentive Plan. The 2017 Awards were granted in November 2016, effective January 1, 2017.

(2)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the threshold for the smallest weighted of the eight components of the 2017 Annual Award Performance Period Goals. If the threshold for the smallest weighted of the eight components was achieved, but the threshold for all of the other components was not reached, the payout would be 5.00% of the maximum Annual Award for Ms. Konich, 3.75% for Mr. Miller, and 5.00% for Mr. Teare, Ms. Kleiman, and Mr. Short (2.50% x earned base salary for Ms. Konich, 1.50% x earned base salary for Miller, 2.00% x earned base salary for Mr. Teare, and 1.75% x earned base salary for Ms. Kleiman and Mr. Short). There was no guaranteed payout under the 2017 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2017 table previously presented shows the amounts actually earned and paid under the 2017 Annual Award provisions of the Incentive Plan.

(3)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the three-year deferral period (2018-2020). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2017 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

Pension Benefits Table for 2017

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
(a)	(b)	(c)	(d)	(e)
Cindy L. Konich	DB Plan	33	$2,527,000	$—
	SERP	33	14,259,000	—
Gregory L. Teare (3)	DB Plan	15	622,000	—
	SERP	9	332,000	—
Mary M. Kleiman (4)	DB Plan	7	572,000	—
K. Lowell Short, Jr.	DB Plan	7	363,000	—
	SERP	7	169,000	—

(1)	Mr. Miller is not a participant in the DB Plan or the SERP.

(2)	For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(3)	Mr. Teare earned six years of credited service in the DB Plan as an employee of the Federal Home Loan Bank of Seattle.

(4)
Ms. Kleiman earned seven years of credited service in the DB Plan during her previous employment by the Federal Home Loan Bank of Indianapolis. When Ms. Kleiman left the Bank in 2008, her participation and accumulated benefits were frozen and her benefits under the SERP were paid. As she can no longer accumulate benefits under the DB Plan, she is eligible for the NEC under the DC Plan.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. The present value of the accumulated benefits is based upon a retirement age of 65, using the RP-2014 white collar worker annuitant tables (with Scale MP-2017), a discount rate of 3.60% for the DB Plan, and a discount rate of 3.00% for the SERP for 2017, compared to 4.14% and 4.00%, respectively, for 2016. The discount rates for the DB Plan and the SERP are based on the Citi Pension Liability Index and the Citi Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY (2017) $	Bank Contributions in Last FY (2017) $	Aggregate Earnings in Last FY (2017) $	Aggregate Withdrawals / Distributions $	Aggregate Balance at Last FYE (12/31/2017) $
(a)	(b)(1)	(c)(2)	(d)	(e)	(f)(3)
Cindy L. Konich	$49,772	$33,577	$24,770	$—	$185,541
Gregory L. Teare	24,604	8,404	3,251	—	63,055
William D. Miller	10,867	—	8,918	—	54,315
Mary M. Kleiman	19,573	3,373	1,545	—	24,492
K. Lowell Short, Jr.	58,036	2,581	12,796	—	110,957

(1)	The amounts in this column do not reflect amounts an NEO may have elected to defer related to the 2017 Annual Award paid on February 23, 2018.

(2)	The amounts in this column are also disclosed as a component of "All Other Compensation" in the Summary Compensation Table.

(3)	No amount reported in this column has been reported in the Summary Compensation Table for prior years.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits provided, however, that they are permitted to withdraw all or a portion of the amount in their account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2017.

Principal Executive Officer Pay Ratio Disclosure

Our President - CEO is our PEO. As described below, for the year ended December 31, 2017, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

Total Compensation includes, among other components, amounts attributable to changes in pension value under the Bank's Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. Such change in pension value represents the difference between the present value of pension benefits accrued through the beginning valuation date and the present value of pension benefits accrued through the ending valuation date. The present value calculations incorporate many assumptions and utilize discount rates based on market interest rates. The discount rates used as of December 31, 2017 were significantly lower than the discount rates used as of December 31, 2016, which caused a significant increase in the change in pension values for 2017. Conversely, an increase in discount rates, all else being equal, would have caused a decrease in the pension value. Additionally, the change in pension value varies considerably among employees based upon their tenure at the Bank, their annual compensation and several other factors. Finally, no portion of this change in pension value has been paid or made available to the PEO or median employee; in fact, no portion is realizable until a qualifying event occurs, such as retirement.

For 2017, the Total Compensation of the PEO was $5,624,749. As of December 31, 2017, our PEO had 33 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits, which amounted to $3,980,000, and constituted 71% of her reported 2017 Total Compensation. Excluding the 2017 change in pension value, the PEO’s Total Compensation was $1,644,749.

We identified the median employee by first determining the total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for each of the full-time and part-time employees of our Bank on the last pay date of 2017 and annualizing the cash compensation of those who were not employed by the Bank for all of 2017. We then ranked the 2017 annual cash compensation for all such employees from lowest to highest, excluding the PEO.

There were two employees at the median based on cash compensation, but neither participates in a pension plan. We therefore selected as the median employee the individual who participates in the same plan as our PEO (the Grandfathered DB Plan), and whose 2017 annual cash compensation was closest to that of the actual median employees. We made no other material assumptions or adjustments in identifying the median employee. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value and thereby provides an appropriate comparison. We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO.

The median employee’s Total Compensation consisted of cash compensation of $120,670 and change in pension value, based on nine years of credited service, of $65,000, for a total of $185,670. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 30:1. Excluding the 2017 changes in pension value from both the PEO's and the median employee's Total Compensation, the ratio was 14:1.

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

2017 Compensation. In October 2016, after consideration of McLagan's market research data, a director fee comparison among the FHLBanks and our ability to recruit and retain highly-qualified directors, our board adopted a director compensation and travel expense policy for 2017 ("2017 Policy"). Under the 2017 Policy, compensation was comprised of per-day attendance fees for mandatory in-person events, per-call fees for participating in conference calls and quarterly retainer fees, subject to the combined fee cap shown below. The fees were intended to compensate directors for:

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

Member marketing meetings and customer appreciation events were not counted in calculating the in-person meeting fees. Additional compensation was paid for serving as chair or vice chair of the board or as chair of a board committee. Director per-day and per-call fees were subject to forfeiture and penalties in certain circumstances for excessive absences. In addition, the 2017 Policy authorized a reduction of a director's quarterly retainer fee if a majority of disinterested directors determined that such director's performance, ethical conduct or attendance was significantly deficient. Because we are a cooperative and only member institutions can own our stock, no director may receive equity-based compensation. Director fees were paid at the end of each quarter.

The following table summarizes the payment terms of the 2017 Policy as approved by the board of directors.

Position	Per-call Fee	Per-day In-Person Fee	Quarterly Retainer Fee	Additional Committee Chair Fee (1)	Combined Annual Fee Cap
Chair	$300	$5,273	$14,875	$10,000	$129,000	(a)
Vice Chair	300	4,818	13,625	—	109,000
Audit Committee Chair	300	4,318	12,250	10,000	108,000
Finance Committee Chair	300	4,318	12,250	10,000	108,000
HR Committee Chair	300	4,318	12,250	10,000	108,000
Budget/Information Technology Committee Chair	300	4,318	12,250	10,000	108,000
Affordable Housing Committee Chair	300	4,318	12,250	10,000	108,000
Risk Oversight Committee Chair	300	4,318	12,250	10,000	108,000
All other directors	300	4,318	12,250	—	98,000

(1)	It has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2017, the Chair of our board of directors also served as Chair of the Executive/Governance Committee and, like the other Committee Chairs, was eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Cap.

Director Compensation Table for 2017

Name	Fees Earned or Paid-in Cash	Total
(a)	(b)	(h) (1)
Jonathan P. Bradford	$108,000	$108,000
Charlotte C. Decker	98,000	98,000
Matthew P. Forrester	98,000	98,000
Karen F. Gregerson	108,000	108,000
Michael J. Hannigan, Jr.	98,000	98,000
Carl E. Liedholm	108,000	108,000
James L. Logue, III	98,000	98,000
Robert D. Long	108,000	108,000
James D. MacPhee	129,000	129,000
Michael J. Manica	98,000	98,000
Dan L. Moore	109,000	109,000
Christine Coady Narayanan	108,000	108,000
Jeffrey A. Poxon	98,000	98,000
John L. Skibski	108,000	108,000
Thomas R. Sullivan	98,000	98,000
Larry A. Swank	98,000	98,000
Ryan M. Warner	98,000	98,000
Total	$1,768,000	$1,768,000

(1)
The amounts listed in this table do not reflect any reduction for 2017 compensation deferred by a director under the DDCP described below, or earnings on such deferred compensation. Eight directors elected to defer all or a portion of their 2017 compensation pursuant to the DDCP.

We provide various travel, accident, and kidnapping insurance coverages for all of our directors, officers and employees. These policies provide a life insurance benefit in the event of death within the scope of the policy. Our total annual premium for these coverages for all directors, officers and employees was $8,118 for 2017.

We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Total travel and related meeting expenses reimbursed to or paid for directors, together with other meeting expenses, totaled $252,252 for the year ended December 31, 2017.

2018 Compensation. In September 2017, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2018 ("2018 Policy"). Under the 2018 Policy, each director has an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees are intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•	preparing for board and committee meetings;

•	chairing meetings as appropriate;

•	reviewing materials sent to directors on a periodic basis;

•	attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and

•	fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. The 2018 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2018 Policy provides that director fees are to be paid at the end of each quarter.

The following table summarizes the payment terms of the 2018 Policy as approved by the board of directors.

Position	Annual Fee Limit (1)
Chair	$135,000	(a)
Vice Chair	115,000
Audit Committee Chair	115,000
Finance/Budget Committee Chair	110,000
Human Resources Committee Chair	110,000
Technology Committee Chair	110,000
Affordable Housing Committee Chair	110,000
Risk Oversight Committee Chair	110,000
All other directors	100,000

(1)	It has been the board of directors' practice not to appoint any director as more than one Committee Chair.

(a)
For 2018, the Chair of our board of directors also serves as Chair of the Executive/Governance Committee and, like the other Committee Chairs, is eligible to receive $10,000 for serving as a Committee Chair. This amount is included in the Combined Annual Fee Limit.

Directors' Deferred Compensation Plan. In November 2015, we established the DDCP, effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year for their services as directors. We intend that the DDCP constitute a deferred compensation arrangement that complies with Section 409A of the IRC, as amended. Any duly elected and serving member of our board may become a participant in the DDCP. We make no matching contributions under the DDCP.

All contributions credited to a participant’s account will be invested in an irrevocable grantor trust ("Trust") established to provide for the Plan’s benefits. The DDCP is administered by an administrative committee appointed by our board, currently the HR Committee. The Trust will be maintained such that the DDCP at all times for purposes of the Employee Retirement Income Security Act of 1974 will be unfunded and constitutes a mere promise by the Bank to make DDCP benefit payments in the future. Any rights created under the DDCP are unsecured contractual rights against the Bank. The Bank establishes an investment account for each participant under the Trust, which at all times remains an asset of the Bank, subject to claims of the Bank’s general creditors. The DDCP permits participants to allocate their investment account among investment options established by the HR Committee or the board. No above-market or preferential earnings are paid on any earnings under the DDCP. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2018, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	3,025,028	14.8%
Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,360,000	6.7%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,253,921	6.1%
Chemical Bank - 333 E. Main Street, Midland, MI	1,101,720	5.4%
Total	6,740,669	33.0%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2018.

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares
United Fidelity Bank, FSB	Ronald Brown	48,961	0.24%
The Farmers Bank	Karen F. Gregerson	17,325	0.08%
First State Bank	James D. MacPhee	2,346	0.01%
Kalamazoo County State Bank	James D. MacPhee	3,090	0.02%
United Bank of Michigan	Michael J. Manica	39,600	0.19%
Home Bank SB	Dan L. Moore	20,526	0.10%
First Savings Bank	Larry W. Myers	86,764	0.43%
Monroe Bank & Trust	John L. Skibski	41,482	0.20%
Mercantile Bank of Michigan	Thomas R. Sullivan	110,355	0.54%
Bippus State Bank	Ryan M. Warner	7,875	0.04%
Total		378,324	1.85%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

We do not extend credit to or conduct other business transactions with our directors, executive officers or any of our other officers or employees. Executive officers may obtain loans under certain employee benefit plans but only on the same terms and conditions as are applicable to all employees who participate in such plans.

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

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Mses. Decker and Narayanan and Messrs. Bradford, Hannigan, Liedholm, Logue, Long and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

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

Our board of directors has a standing Audit Committee comprised of seven directors (including the ex-officio member), five of whom are member directors and two of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. However, our board of directors determined that the independent director who serves as Chair of the Audit Committee and is the Audit Committee Financial Expert under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm, is "independent" under the NYSE independence standards for Audit Committee members.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2017 and 2016 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2017	2016
Audit fees	$753	$676
Audit-related fees	41	150
Tax fees	—	—
All other fees	1	6
Total fees	$795	$832

Audit fees were incurred for professional services rendered for the audits of our financial statements. Audit-related fees were incurred for certain FHLBank System assurance and related services, as well as fees related to PwC's participation at FHLBank conferences. All other fees were incurred for non-audit services for an annual license for PwC's disclosure software and other advisory services rendered.

We are exempt from all federal, state, and local taxation, except employment and real estate taxes. Therefore, no fees were paid for tax services during the years presented.

Our Audit Committee has adopted Independent Accountant Pre-approval Policies and Procedures ("Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, on an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months by our independent registered public accounting firm and pre-approves audit services, audit-related services, tax services and non-audit services, as applicable. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.2*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on November 17, 2016

10.3*
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

10.5*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 20, 2015, effective as of January 1, 2016, incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 13, 2016

10.6*+
2016 Directors' Deferred Compensation Plan, effective January 1, 2016, adopted on November 20, 2015, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 11, 2016

10.7+	2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended by the First Amendment, effective January 1, 2018, adopted on January 19, 2018

10.8*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on September 28, 2017

10.09*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 18, 2016, effective as of January 1, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 15, 2016

10.10+	Key Employee Severance Policy, effective March 9, 2017, as amended on November 17, 2017

Exhibit Number	Description

10.11*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 19, 2018, effective as of January 1, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on February 7, 2018

12	Computation of Ratio of Earnings to Fixed Charges

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2017, dated as of January 19, 2018

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 9, 2018
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 9, 2018
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 9, 2018
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ JAMES D. MACPHEE*	Chair of the board of directors	March 9, 2018
James D. MacPhee

/s/ DAN L. MOORE*	Vice Chair of the board of directors	March 9, 2018
Dan L. Moore

/s/ JONATHAN P. BRADFORD*	Director	March 9, 2018
Jonathan P. Bradford

/s/ RONALD BROWN*	Director	March 9, 2018
Ronald Brown

/s/ CHARLOTTE C. DECKER*	Director	March 9, 2018
Charlotte C. Decker

/s/ KAREN F. GREGERSON*	Director	March 9, 2018
Karen F. Gregerson

/s/ MICHAEL J. HANNIGAN, JR.*	Director	March 9, 2018
Michael J. Hannigan, Jr.

Signature	Title	Date

/s/ CARL E. LIEDHOLM*	Director	March 9, 2018
Carl E. Liedholm

/s/ JAMES L. LOGUE III*	Director	March 9, 2018
James L. Logue III

/s/ ROBERT D. LONG*	Director	March 9, 2018
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 9, 2018
Michael J. Manica

/s/ LARRY W. MYERS*	Director	March 9, 2018
Larry W. Myers

/s/ CHRISTINE COADY NARAYANAN*	Director	March 9, 2018
Christine Coady Narayanan

/s/ JOHN L. SKIBSKI*	Director	March 9, 2018
John L. Skibski

/s/ THOMAS R. SULLIVAN*	Director	March 9, 2018
Thomas R. Sullivan

/s/ LARRY A. SWANK*	Director	March 9, 2018
Larry A. Swank

/s/ RYAN M. WARNER*	Director	March 9, 2018
Ryan M. Warner

* By:	/s/ K. LOWELL SHORT, JR.
K. Lowell Short, Jr., Attorney-In-Fact