Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Indianapolis
filed 2018-05-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2018
Class B Stock, par value $100	20,660,452

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
CE: Credit Enhancement
CFI: Community Financial Institution, an FDIC-insured depository institution with average total assets below an annually-adjusted limit established by the Director based on the Consumer Price Index
CFPB: Bureau of Consumer Financial Protection
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
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout that are defined herein or in the Glossary of Terms.

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

•	changes in demand for our advances and purchases of mortgage loans resulting from:

◦	changes in our members' deposit flows and credit demands;

◦	federal or state regulatory developments impacting suitability or eligibility of membership classes;

◦	membership changes, including, but not limited to, mergers, acquisitions and consolidations of charters;

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

•
political events, including administrative, legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSEs generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2018	December 31, 2017
Assets:
Cash and due from banks	$76,856	$55,269
Interest-bearing deposits	888,396	660,342
Securities purchased under agreements to resell	2,673,200	2,605,460
Federal funds sold	748,000	1,280,000
Available-for-sale securities (Notes 3 and 5)	7,222,912	7,128,758
Held-to-maturity securities (estimated fair values of $6,010,981 and $5,919,299, respectively) (Notes 4 and 5)	5,999,164	5,897,668
Advances (Note 6)	32,964,711	34,055,064
Mortgage loans held for portfolio, net of allowance for loan losses of $(850) and $(850), respectively (Notes 7 and 8)	10,495,825	10,356,341
Accrued interest receivable	107,415	105,314
Premises, software, and equipment, net	36,731	36,795
Derivative assets, net (Note 9)	140,278	128,206
Other assets	38,440	39,689

Total assets	$61,391,928	$62,348,906

Liabilities:
Deposits	$457,336	$564,799
Consolidated obligations (Note 10):
Discount notes	19,556,171	20,358,157
Bonds	37,778,855	37,895,653
Total consolidated obligations, net	57,335,026	58,253,810
Accrued interest payable	140,637	135,691
Affordable Housing Program payable (Note 11)	35,086	32,166
Derivative liabilities, net (Note 9)	2,396	2,718
Mandatorily redeemable capital stock (Note 12)	163,782	164,322
Other liabilities	248,741	249,894
Total liabilities	58,383,004	59,403,400

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 18,804,764 and 18,566,388, respectively	1,880,476	1,856,639
Class B-2 issued and outstanding shares: 4,686 and 11,271, respectively	469	1,127
Total capital stock	1,880,945	1,857,766
Retained earnings:
Unrestricted	800,447	792,783
Restricted	193,221	183,551
Total retained earnings	993,668	976,334
Total accumulated other comprehensive income (Note 13)	134,311	111,406
Total capital	3,008,924	2,945,506

Total liabilities and capital	$61,391,928	$62,348,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Interest Income:
Advances	$143,794	$74,281
Prepayment fees on advances, net	—	18
Interest-bearing deposits	3,208	335
Securities purchased under agreements to resell	5,097	818
Federal funds sold	12,288	7,697
Available-for-sale securities	40,566	24,382
Held-to-maturity securities	34,920	25,463
Mortgage loans held for portfolio	83,554	75,976
Other interest income, net	12	585
Total interest income	323,439	209,555

Interest Expense:
Consolidated obligation discount notes	70,358	25,496
Consolidated obligation bonds	178,228	122,551
Deposits	1,977	752
Mandatorily redeemable capital stock	2,745	1,753
Total interest expense	253,308	150,552

Net interest income	70,131	59,003
Provision for (reversal of) credit losses	(104)	151

Net interest income after provision for credit losses	70,235	58,852

Other Income (Loss):
Total other-than-temporary impairment losses	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	—	(82)
Net other-than-temporary impairment losses, credit portion	—	(82)
Net gains (losses) on derivatives and hedging activities	5,932	(4,375)
Service fees	225	218
Standby letters of credit fees	98	188
Other, net	(68)	386
Total other income (loss)	6,187	(3,665)

Other Expenses:
Compensation and benefits	12,977	11,237
Other operating expenses	6,418	5,711
Federal Housing Finance Agency	920	826
Office of Finance	1,191	1,309
Other	891	770
Total other expenses	22,397	19,853

Income before assessments	54,025	35,334

Affordable Housing Program assessments	5,677	3,709

Net income	$48,348	$31,625

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$48,348	$31,625

Other Comprehensive Income (Loss):

Net change in unrealized gains on available-for-sale securities	22,553	22,756

Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	31	591

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(2)	6

Pension benefits, net	323	328

Total other comprehensive income	22,905	23,681

Total comprehensive income	$71,253	$55,306

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2017 and 2018
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			25,300	6,325	31,625	23,681	55,306

Proceeds from issuance of capital stock	615	61,503					61,503

Cash dividends on capital stock (4.25% annualized)			(15,564)	—	(15,564)		(15,564)

Balance, March 31, 2017	15,541	$1,554,084	$744,718	$158,590	$903,308	$80,049	$2,537,441

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			38,678	9,670	48,348	22,905	71,253

Proceeds from issuance of capital stock	231	23,179					23,179

Cash dividends on capital stock (6.75% annualized)			(31,014)	—	(31,014)		(31,014)

Balance, March 31, 2018	18,809	$1,880,945	$800,447	$193,221	$993,668	$134,311	$3,008,924

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$48,348	$31,625
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	15,140	23,407
Changes in net derivative and hedging activities	95,082	5,136
Net other-than-temporary impairment losses, credit portion	—	82
Provision for (reversal of) credit losses	(104)	151
Changes in:
Accrued interest receivable	(2,128)	(3,373)
Other assets	651	(80)
Accrued interest payable	5,063	3,717
Other liabilities	3,290	(4,462)
Total adjustments, net	116,994	24,578

Net cash provided by operating activities	165,342	56,203

Investing Activities:
Net change in:
Interest-bearing deposits	(228,149)	(54,925)
Securities purchased under agreements to resell	(67,740)	(518,691)
Federal funds sold	532,000	(130,000)
Available-for-sale securities:
Proceeds from maturities	12,781	213,828
Purchases	(236,181)	(975,896)
Held-to-maturity securities:
Proceeds from maturities	163,884	245,375
Purchases	(264,633)	(156,272)
Advances:
Principal repayments	85,397,827	47,667,609
Disbursements to members	(84,411,165)	(49,261,521)
Mortgage loans held for portfolio:
Principal collections	279,197	281,627
Purchases from members	(429,338)	(436,317)
Purchases of premises, software, and equipment	(1,413)	(1,180)
Loans to other Federal Home Loan Banks:
Principal repayments	300,000	—
Disbursements	(300,000)	—

Net cash provided by (used in) investing activities	747,070	(3,126,363)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Financing Activities:
Changes in deposits	(43,740)	3,603
Net payments on derivative contracts with financing elements	(2,324)	(7,267)
Net proceeds from issuance of consolidated obligations:
Discount notes	89,946,844	49,173,379
Bonds	4,364,745	6,935,723
Payments for matured and retired consolidated obligations:
Discount notes	(90,751,935)	(47,578,774)
Bonds	(4,396,040)	(5,928,520)
Proceeds from issuance of capital stock	23,179	61,503
Payments for redemption/repurchase of mandatorily redeemable capital stock	(540)	(3,113)
Dividend payments on capital stock	(31,014)	(15,564)

Net cash provided by (used in) financing activities	(890,825)	2,640,970

Net increase (decrease) in cash and due from banks	21,587	(429,190)

Cash and due from banks at beginning of period	55,269	546,612

Cash and due from banks at end of period	$76,856	$117,422

Supplemental Disclosures:
Interest payments	$239,477	$143,059
Purchases of securities, traded but not yet settled	—	217,647
Affordable Housing Program payments	2,757	3,104
Capitalized interest on certain held-to-maturity securities	1,620	219

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2017 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2017 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in our 2017 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2018. However, see Note 2 - Recently Adopted and Issued Accounting Guidance.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates pertain to derivatives and hedging activities, fair value, the provision for credit losses, and OTTI. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Reclassifications. We have reclassified certain amounts from the prior period to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total capital, net income, total comprehensive income, or net cash flows.

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

The guidance, which included subsequent amendments, was effective for interim and annual periods beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.

The guidance was effective for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). On August 26, 2016, the FASB issued amendments intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the statement of cash flows for certain transactions.

These amendments were adopted on a retrospective basis effective beginning on January 1, 2018. As a result, the amount of interest payments as reported in the supplemental disclosures increased by $22,290 for the three months ended March 31, 2017. The adoption of these amendments had no effect on our financial condition, results of operations or cash flows.

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

These amendments were effective for interim and annual periods beginning on January 1, 2018. The adoption of these amendments had no effect on our financial condition, results of operations, or cash flows. However, the amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost on the income statement, which resulted in a reclassification from compensation and benefits to other expenses for the non-service components of $527 for the three months ended March 31, 2017.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
March 31, 2018	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,276,983	$—	$61,621	$—	$4,338,604
GSE MBS	2,623,635	—	53,961	(510)	2,677,086
Private-label RMBS	177,869	(40)	29,393	—	207,222
Total AFS securities	$7,078,487	$(40)	$144,975	$(510)	$7,222,912

December 31, 2017
GSE and TVA debentures	$4,357,250	$—	$46,679	$—	$4,403,929
GSE MBS	2,460,455	—	45,840	—	2,506,295
Private-label RMBS	189,212	(68)	29,390	—	218,534
Total AFS securities	$7,006,917	$(68)	$121,909	$—	$7,128,758

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$171,853	$(510)	$—	$—	$171,853	$(510)
Private-label RMBS	—	—	2,312	(40)	2,312	(40)
Total impaired AFS securities	$171,853	$(510)	$2,312	$(40)	$174,165	$(550)

December 31, 2017
GSE MBS	$—	$—	$—	$—	$—	$—
Private-label RMBS	—	—	2,494	(68)	2,494	(68)
Total impaired AFS securities	$—	$—	$2,494	$(68)	$2,494	$(68)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$83,170	$83,234	$83,666	$83,754
Due after 1 year through 5 years	2,338,592	2,363,113	2,317,516	2,336,699
Due after 5 years through 10 years	1,672,152	1,705,086	1,766,440	1,791,829
Due after 10 years	183,069	187,171	189,628	191,647
Total non-MBS	4,276,983	4,338,604	4,357,250	4,403,929
Total MBS	2,801,504	2,884,308	2,649,667	2,724,829
Total AFS securities	$7,078,487	$7,222,912	$7,006,917	$7,128,758

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2018. As of March 31, 2018, we had no intention of selling the AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
March 31, 2018	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,363,064	$—	$3,363,064	$13,075	$(1,213)	$3,374,926
GSE MBS	2,593,516	—	2,593,516	16,259	(15,832)	2,593,943
Private-label RMBS	35,499	—	35,499	251	(451)	35,299
Private-label ABS	7,138	(53)	7,085	75	(347)	6,813
Total HTM securities	$5,999,217	$(53)	$5,999,164	$29,660	$(17,843)	$6,010,981

December 31, 2017
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,299,157	$—	$3,299,157	$6,555	$(6,690)	$3,299,022
GSE MBS	2,553,193	—	2,553,193	26,727	(4,529)	2,575,391
Private-label RMBS	37,889	—	37,889	240	(307)	37,822
Private-label ABS	7,480	(51)	7,429	40	(405)	7,064
Total HTM securities	$5,897,719	$(51)	$5,897,668	$33,562	$(11,931)	$5,919,299

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$775,364	$(865)	$406,502	$(348)	$1,181,866	$(1,213)
GSE MBS	965,195	(10,439)	193,403	(5,393)	1,158,598	(15,832)
Private-label RMBS	13,618	(95)	10,869	(356)	24,487	(451)
Private-label ABS	—	—	6,358	(347)	6,358	(347)
Total impaired HTM securities	$1,754,177	$(11,399)	$617,132	$(6,444)	$2,371,309	$(17,843)

December 31, 2017
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,140,624	$(3,274)	$886,359	$(3,416)	$2,026,983	$(6,690)
GSE MBS	513,244	(2,191)	203,401	(2,338)	716,645	(4,529)
Private-label RMBS	14,712	(26)	11,369	(281)	26,081	(307)
Private-label ABS (1)	—	—	7,064	(416)	7,064	(416)
Total impaired HTM securities	$1,668,580	$(5,491)	$1,108,193	$(6,451)	$2,776,773	$(11,942)

(1)
For private-label ABS, at December 31, 2017, the total of unrealized losses does not agree to total gross unrecognized holding losses of $405. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $51 and gross unrecognized holding gains on previously OTTI securities of $40.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS. On a quarterly basis, we evaluate our individual AFS and HTM investment securities for OTTI, as disclosed in Note 1 - Summary of Significant Accounting Policies in our 2017 Form 10-K.

Significant Inputs. The FHLBanks developed a short-term housing price forecast with projected changes ranging from a decrease of 7.0% to an increase of 12.0% over a twelve-month period. For the vast majority of markets, the changes range from an increase of 1.0% to an increase of 6.0%. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation, we did not have any change in intent to sell, nor were we required to sell, any OTTI security during the three months ended March 31, 2018. Therefore, we performed a cash flow analysis to determine whether we expect to recover the entire amortized cost of each security. As a result of our cash flow analysis, OTTI credit losses were recognized accordingly. We determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expect to recover the entire amortized cost.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2018 are considered temporary.

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$—	—
Due in 1 year or less	16,038,030	1.76	16,935,411	1.46
Due after 1 year through 2 years	2,911,710	1.95	2,701,784	1.96
Due after 2 years through 3 years	2,469,124	1.88	2,682,073	1.69
Due after 3 years through 4 years	1,822,509	2.03	2,172,549	1.78
Due after 4 years through 5 years	2,638,907	2.22	2,213,319	1.93
Thereafter	7,302,527	1.92	7,464,333	1.66
Total advances, par value	33,182,807	1.87	34,169,469	1.61
Fair-value hedging adjustments	(228,114)		(126,137)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	10,018		11,732
Total advances	$32,964,711		$34,055,064

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Overdrawn demand and overnight deposit accounts	$—	$—	$—	$—
Due in 1 year or less	23,719,041	25,067,272	16,135,030	17,032,411
Due after 1 year through 2 years	2,352,710	2,412,184	3,185,310	2,701,784
Due after 2 years through 3 years	1,816,824	1,716,873	3,161,124	3,406,673
Due after 3 years through 4 years	1,035,709	928,649	1,982,909	2,718,049
Due after 4 years through 5 years	1,565,317	1,494,529	3,273,132	2,524,619
Thereafter	2,693,206	2,549,962	5,445,302	5,785,933
Total advances, par value	$33,182,807	$34,169,469	$33,182,807	$34,169,469

Credit Risk Exposure and Security Terms. At March 31, 2018 and December 31, 2017, our top five borrowers held 43% and 45%, respectively, of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at March 31, 2018 and December 31, 2017 that was well in excess of the advances outstanding on those dates, respectively. For information related to credit risk on advances and allowance methodology for credit losses, see Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	March 31, 2018	December 31, 2017
Fixed-rate long-term mortgages	$9,162,982	$8,989,545
Fixed-rate medium-term (1) mortgages	1,101,850	1,134,303
Total mortgage loans held for portfolio, UPB	10,264,832	10,123,848
Unamortized premiums	234,638	234,519
Unamortized discounts	(2,523)	(2,426)
Fair-value hedging adjustments	(272)	1,250
Allowance for loan losses	(850)	(850)
Total mortgage loans held for portfolio, net	$10,495,825	$10,356,341

(1)	Defined as a term of 15 years or less at origination.

Type	March 31, 2018	December 31, 2017
Conventional	$9,858,431	$9,701,600
Government-guaranteed or -insured	406,401	422,248
Total mortgage loans held for portfolio, UPB	$10,264,832	$10,123,848

For information related to our credit risk on mortgage loans and allowance methodology for loan losses, see Note 8 - Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Allowance for Credit Losses

A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended March 31,
LRA Activity	2018	2017
Liability, beginning of period	$148,715	$125,683
Additions	5,146	5,231
Claims paid	(170)	(102)
Distributions to PFIs	(417)	(84)
Liability, end of period	$153,274	$130,728

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of March 31, 2018	Conventional	Government	Total
Past due:
30-59 days	$53,679	$11,418	$65,097
60-89 days	7,790	2,225	10,015
90 days or more	19,749	1,469	21,218
Total past due	81,218	15,112	96,330
Total current	10,046,821	398,155	10,444,976
Total mortgage loans, recorded investment (1)	$10,128,039	$413,267	$10,541,306

Delinquency Status as of December 31, 2017
Past due:
30-59 days	$63,670	$11,848	$75,518
60-89 days	9,944	2,121	12,065
90 days or more	19,576	2,555	22,131
Total past due	93,190	16,524	109,714
Total current	9,878,030	412,869	10,290,899
Total mortgage loans, recorded investment (1)	$9,971,220	$429,393	$10,400,613

Other Delinquency Statistics as of March 31, 2018	Conventional	Government	Total
In process of foreclosure (2)	$12,243	$—	$12,243
Serious delinquency rate (3)	0.19%	0.36%	0.20%
Past due 90 days or more still accruing interest (4)	$17,769	$1,470	$19,239
On non-accrual status	$2,856	$—	$2,856

Other Delinquency Statistics as of December 31, 2017
In process of foreclosure (2)	$11,081	$—	$11,081
Serious delinquency rate (3)	0.20%	0.59%	0.21%
Past due 90 days or more still accruing interest (4)	$16,603	$2,555	$19,158
On non-accrual status	$3,464	$—	$3,464

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

(4)	Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. The following table presents the components of the allowance for loan losses, including the credit enhancement waterfall for MPP.

Components of Allowance	March 31, 2018	December 31, 2017
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$4,428	$5,360
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(812)	(995)
LRA (2)	(1,282)	(1,262)
SMI	(1,614)	(2,383)
Total portion recoverable from credit enhancements	(3,708)	(4,640)
Allowance for unrecoverable PMI/SMI	30	30
Allowance for MPP loan losses	750	750
Allowance for MPF Program loan losses	100	100
Allowance for loan losses	$850	$850

(1)	Based on a loss emergence period of 24 months.

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

	Three Months Ended March 31,
Rollforward of Allowance for Loan Losses	2018	2017
Balance, beginning of period	$850	$850
Charge-offs	(150)	(235)
Recoveries	254	84
Provision for (reversal of) loan losses	(104)	151
Balance, end of period	$850	$850

Allowance for Loan Losses by Impairment Methodology	March 31, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$724	$652
Conventional loans individually evaluated for impairment (1)	126	198
Total allowance for loan losses	$850	$850

Recorded Investment by Impairment Methodology	March 31, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$10,112,860	$9,956,689
Conventional loans individually evaluated for impairment (1)	15,179	14,531
Total recorded investment in conventional loans	$10,128,039	$9,971,220

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of March 31, 2018 and December 31, 2017 of $1,233 and $2,498, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of March 31, 2018 and December 31, 2017 includes $79 and $144, respectively, for these potential claims.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2018 was $839, for which we were not required to post collateral. In addition, we held other derivative instruments in a net liability position of $314 that are not subject to credit support agreements containing credit-risk related contingent features. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at March 31, 2018.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

Derivative Notional Amounts. We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met. The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
March 31, 2018	Derivatives	Assets (1)	Liabilities (1)
Derivatives designated as hedging instruments:
Interest-rate swaps	$32,875,334	$234,875	$76,168
Total derivatives designated as hedging instruments	32,875,334	234,875	76,168
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,393,673	1,133	307
Swaptions	300,000	30	—
Interest-rate caps/floors	149,500	141	—
Interest-rate forwards	89,800	—	291
MDCs	82,090	138	23
Total derivatives not designated as hedging instruments	3,015,063	1,442	621
Total derivatives before adjustments	$35,890,397	236,317	76,789
Netting adjustments and cash collateral (2)		(96,039)	(74,393)
Total derivatives, net		$140,278	$2,396

December 31, 2017
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,084,068	$247,924	$50,445
Total derivatives designated as hedging instruments	31,084,068	247,924	50,445
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,026,778	1,174	734
Swaptions	—	—	—
Interest-rate caps/floors	245,500	92	—
Interest-rate forwards	72,800	37	1
MDCs	70,831	73	48
Total derivatives not designated as hedging instruments	1,415,909	1,376	783
Total derivatives before adjustments	$32,499,977	249,300	51,228
Netting adjustments and cash collateral (2)		(121,094)	(48,510)
Total derivatives, net		$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

(2)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2018 and December 31, 2017 totaled $131,214 and $16,437, respectively. Cash collateral received from counterparties at March 31, 2018 and December 31, 2017 totaled $152,860 and $89,021, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties.

	March 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets (1)	Derivative Liabilities (1)
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$231,617	$72,970	$118,932	$27,491
Cleared	4,562	3,505	130,258	23,688
Total gross recognized amount	236,179	76,475	249,190	51,179
Gross amounts of netting adjustments and cash collateral
Uncleared	(222,097)	(70,888)	(113,842)	(24,822)
Cleared	126,058	(3,505)	(7,252)	(23,688)
Total gross amounts of netting adjustments and cash collateral	(96,039)	(74,393)	(121,094)	(48,510)
Net amounts after netting adjustments and cash collateral
Uncleared	9,520	2,082	5,090	2,669
Cleared	130,620	—	123,006	—
Total net amounts after netting adjustments and cash collateral	140,140	2,082	128,096	2,669
Derivative instruments not meeting netting requirements (2)	138	314	110	49
Total derivatives, at estimated fair value	$140,278	$2,396	$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments within the gross recognized amount as of December 31, 2017. Previously, this amount was included with the gross amounts of netting adjustments and cash collateral.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended March 31,
Type of Hedge	2018	2017
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$7,324	$(3,974)
Total net gain (loss) related to fair-value hedge ineffectiveness	7,324	(3,974)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	172	(22)
Swaptions	(58)	(139)
Interest-rate caps/floors	48	46
Interest-rate forwards	1,248	(168)
Net interest settlements	(638)	(147)
MDCs	(1,370)	79
Total net gain (loss) on derivatives not designated as hedging instruments	(598)	(351)
Other (1)	(794)	(50)
Net gains (losses) on derivatives and hedging activities	$5,932	$(4,375)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended March 31, 2018	Derivative	Item	Ineffectiveness	Income (1)
Advances	$103,608	$(100,748)	$2,860	$1,339
AFS securities	154,327	(150,582)	3,745	(3,310)
CO bonds	(84,515)	85,234	719	1,264
Total	$173,420	$(166,096)	$7,324	$(707)

Three Months Ended March 31, 2017
Advances	$15,736	$(14,528)	$1,208	$(11,479)
AFS securities	17,075	(20,083)	(3,008)	(16,865)
CO bonds	(5,552)	3,378	(2,174)	3,388
Total	$27,259	$(31,233)	$(3,974)	$(24,956)

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

Note 10 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations was $1.0 trillion at March 31, 2018 and December 31, 2017. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2018	December 31, 2017
Book value	$19,556,171	$20,358,157
Par value	$19,595,701	$20,394,192

Weighted average effective interest rate	1.56%	1.22%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,506,920	1.55	$14,021,190	1.27
Due after 1 year through 2 years	8,320,340	1.86	9,392,470	1.46
Due after 2 years through 3 years	5,306,520	2.15	4,849,960	2.23
Due after 3 years through 4 years	1,212,870	2.05	1,294,470	2.17
Due after 4 years through 5 years	2,882,150	2.31	2,798,000	2.29
Thereafter	5,724,000	3.06	5,626,500	3.02
Total CO bonds, par value	37,952,800	2.00	37,982,590	1.80
Unamortized premiums	26,127		27,333
Unamortized discounts	(14,758)		(13,782)
Unamortized concessions	(14,481)		(14,188)
Fair-value hedging adjustments	(170,833)		(86,300)
Total CO bonds	$37,778,855		$37,895,653

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2018	December 31, 2017
Non-callable / non-putable	$25,660,800	$26,277,590
Callable	12,292,000	11,705,000
Total CO bonds, par value	$37,952,800	$37,982,590

Year of Contractual Maturity or Next Call Date	March 31, 2018	December 31, 2017
Due in 1 year or less	$25,657,920	$24,449,190
Due after 1 year through 2 years	8,220,340	9,098,470
Due after 2 years through 3 years	1,870,520	2,125,960
Due after 3 years through 4 years	453,870	584,470
Due after 4 years through 5 years	582,150	579,000
Thereafter	1,168,000	1,145,500
Total CO bonds, par value	$37,952,800	$37,982,590

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2018	2017
Liability at beginning of period	$32,166	$26,598
Assessment (expense)	5,677	3,709
Subsidy usage, net (1)	(2,757)	(3,104)
Liability at end of period	$35,086	$27,203

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

We made no AHP-related advances during the three months ended March 31, 2018 or 2017 and had no outstanding principal on AHP-related advances at March 31, 2018 or December 31, 2017.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 12 - Capital

Stock Redemption and Repurchase. Through March 31, 2018 and December 31, 2017, certain members had requested redemptions of their Class B stock, but the related stock totaling $5,144 at March 31, 2018 and December 31, 2017 was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2018	2017
Liability at beginning of period	$164,322	$170,043
Redemptions/repurchases	(540)	(3,113)
Liability at end of period	$163,782	$166,930

In accordance with the Final Membership Rule, captive insurance companies that were admitted as FHLBank members on or after September 12, 2014 had their memberships terminated by February 19, 2017. All of their outstanding Class B stock, totaling $3,021 at December 31, 2016, was repurchased on or before February 19, 2017.

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2018	December 31, 2017
Year 1 (1)	$7,423	$7,963
Year 2	13	13
Year 3	—	—
Year 4	4,158	4,158
Year 5	—	—
Thereafter (2)	152,188	152,188
Total MRCS	$163,782	$164,322

(1)
Balances at March 31, 2018 and December 31, 2017 include $2,368 and $2,909, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

The following table presents the distributions related to MRCS.

	Three Months Ended March 31,
MRCS Distributions	2018	2017
Recorded as interest expense	$2,745	$1,753
Recorded as distributions from retained earnings	—	—
Total	$2,745	$1,753

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2017 Form 10-K. As presented in the following table, we were in compliance with those requirements at March 31, 2018 and December 31, 2017. For regulatory purposes, AOCI is not considered capital; MRCS, however, is considered capital.

	March 31, 2018		December 31, 2017
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$914,158	$3,038,395	$903,806	$2,998,422

Total regulatory capital-to-asset ratio	4.00%	4.95%	4.00%	4.81%
Total regulatory capital	$2,455,677	$3,038,395	$2,493,956	$2,998,422

Leverage ratio	5.00%	7.42%	5.00%	7.21%
Leverage capital	$3,069,596	$4,557,593	$3,117,445	$4,497,633

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	22,756	592	—	—	23,348
Net change in fair value	—	(83)	—	—	(83)
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	82	—	—	82
Pension benefits, net	—	—	—	328	328
Total other comprehensive income (loss)	22,756	591	6	328	23,681

Balance, March 31, 2017	$62,224	$27,529	$(97)	$(9,607)	$80,049

Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	22,553	3	—	—	22,556
Net change in fair value	—	28	—	—	28
Accretion of non-credit losses	—	—	(2)	—	(2)
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	323	323
Total other comprehensive income (loss)	22,553	31	(2)	323	22,905

Balance, March 31, 2018	$115,072	$29,353	$(53)	$(10,061)	$134,311

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$52,324	$17,807	$70,131	$41,536	$17,467	$59,003
Provision for (reversal of) credit losses	—	(104)	(104)	—	151	151
Other income (loss)	6,342	(155)	6,187	(3,674)	9	(3,665)
Other expenses	18,816	3,581	22,397	16,795	3,058	19,853
Income before assessments	39,850	14,175	54,025	21,067	14,267	35,334
Affordable Housing Program assessments	4,259	1,418	5,677	2,282	1,427	3,709
Net income	$35,591	$12,757	$48,348	$18,785	$12,840	$31,625

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2018	$50,896,103	$10,495,825	$61,391,928
December 31, 2017	51,992,565	10,356,341	62,348,906

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

	March 31, 2018
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$76,856	$76,856	$76,856	$—	$—	$—
Interest-bearing deposits	888,396	888,396	888,072	324	—	—
Securities purchased under agreements to resell	2,673,200	2,673,203	—	2,673,203	—	—
Federal funds sold	748,000	748,000	—	748,000	—	—
AFS securities	7,222,912	7,222,912	—	7,015,690	207,222	—
HTM securities	5,999,164	6,010,981	—	5,968,869	42,112	—
Advances	32,964,711	32,908,838	—	32,908,838	—	—
Mortgage loans held for portfolio, net	10,495,825	10,352,793	—	10,339,821	12,972	—
Accrued interest receivable	107,415	107,415	—	107,415	—	—
Derivative assets, net	140,278	140,278	—	236,317	—	(96,039)
Grantor trust assets (2)	21,853	21,853	21,853	—	—	—

Liabilities:
Deposits	457,336	457,336	—	457,336	—	—
Consolidated Obligations:
Discount notes	19,556,171	19,595,701	—	19,595,701	—	—
Bonds	37,778,855	37,713,776	—	37,713,776	—	—
Accrued interest payable	140,637	140,637	—	140,637	—	—
Derivative liabilities, net	2,396	2,396	—	76,789	—	(74,393)
MRCS	163,782	163,782	163,782	—	—	—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2017
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$55,269	$55,269	$55,269	$—	$—	$—
Interest-bearing deposits	660,342	660,342	659,926	416	—	—
Securities purchased under agreements to resell	2,605,460	2,605,461	—	2,605,461	—	—
Federal funds sold	1,280,000	1,280,000	—	1,280,000	—	—
AFS securities	7,128,758	7,128,758	—	6,910,224	218,534	—
HTM securities	5,897,668	5,919,299	—	5,874,413	44,886	—
Advances	34,055,064	34,001,397	—	34,001,397	—	—
Mortgage loans held for portfolio, net	10,356,341	10,426,213	—	10,413,134	13,079	—
Accrued interest receivable	105,314	105,314	—	105,314	—	—
Derivative assets, net	128,206	128,206	—	249,300	—	(121,094)
Grantor trust assets (2)	21,698	21,698	21,698	—	—	—

Liabilities:
Deposits	564,799	564,799	—	564,799	—	—
Consolidated Obligations:
Discount notes	20,358,157	20,394,192	—	20,394,192	—	—
Bonds	37,895,653	37,998,928	—	37,998,928	—	—
Accrued interest payable	135,691	135,691	—	135,691	—	—
Derivative liabilities, net	2,718	2,718	—	51,228	—	(48,510)
MRCS	164,322	164,322	164,322	—	—	—

(1)
Represents the application of the netting requirements that allow the settlement of (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. To conform with the current presentation, variation margin of $24,954 has been allocated to individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments.

(2)	Included in other assets.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 19 - Estimated Fair Values in our 2017 Form 10-K. No changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2018	Total	Level 1	Level 2	Level 3	Adjustments (1)
AFS securities:
GSE and TVA debentures	$4,338,604	$—	$4,338,604	$—	$—
GSE MBS	2,677,086	—	2,677,086	—	—
Private-label RMBS	207,222	—	—	207,222	—
Total AFS securities	7,222,912	—	7,015,690	207,222	—
Derivative assets:
Interest-rate related	140,140	—	236,179	—	(96,039)
MDCs	138	—	138	—	—
Total derivative assets, net	140,278	—	236,317	—	(96,039)
Grantor trust assets (2)	21,853	21,853	—	—	—
Total assets at recurring estimated fair value	$7,385,043	$21,853	$7,252,007	$207,222	$(96,039)

Derivative liabilities:
Interest-rate related	$2,082	$—	$76,475	$—	$(74,393)
Interest-rate forwards	291	—	291	—	—
MDCs	23	—	23	—	—
Total derivative liabilities, net	2,396	—	76,789	—	(74,393)
Total liabilities at recurring estimated fair value	$2,396	$—	$76,789	$—	$(74,393)

Mortgage loans held for portfolio (3)	$2,204	$—	$—	$2,204	$—
Total assets at non-recurring estimated fair value	$2,204	$—	$—	$2,204	$—

December 31, 2017
AFS securities:
GSE and TVA debentures	$4,403,929	$—	$4,403,929	$—	$—
GSE MBS	2,506,295	—	2,506,295	—	—
Private-label RMBS	218,534	—	—	218,534	—
Total AFS securities	7,128,758	—	6,910,224	218,534	—
Derivative assets:
Interest-rate related	128,096	—	249,190	—	(121,094)
Interest-rate forwards	37	—	37	—	—
MDCs	73	—	73	—	—
Total derivative assets, net	128,206	—	249,300	—	(121,094)
Grantor trust assets (2)	21,698	21,698	—	—	—
Total assets at recurring estimated fair value	$7,278,662	$21,698	$7,159,524	$218,534	$(121,094)

Derivative liabilities:
Interest-rate related	$2,669	$—	$51,179	$—	$(48,510)
Interest-rate forwards	1	—	1	—	—
MDCs	48	—	48	—	—
Total derivative liabilities, net	2,718	—	51,228	—	(48,510)
Total liabilities at recurring estimated fair value	$2,718	$—	$51,228	$—	$(48,510)

Mortgage loans held for portfolio (4)	$2,637	$—	$—	$2,637	$—
Total assets at non-recurring estimated fair value	$2,637	$—	$—	$2,637	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments.

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the three months ended March 31, 2018.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

Level 3 Disclosures for All Assets and Liabilities that are Measured at Fair Value on a Recurring Basis. The table below presents a rollforward of our AFS private-label RMBS measured at estimated fair value on a recurring basis using level 3 significant inputs. The estimated fair values were determined using a pricing source, such as a dealer quote or comparable security price, for which the significant inputs used to determine the price were not readily observable.

	Three Months Ended March 31,
Level 3 Rollforward - AFS private-label RMBS	2018	2017
Balance, beginning of period	$218,534	$269,119
Total realized and unrealized gains (losses):
Accretion of credit losses in interest income	1,438	1,871
Net losses on changes in fair value in other income (loss)	—	(82)
Net change in fair value not in excess of cumulative non-credit losses in OCI	28	(83)
Unrealized gains (losses) in OCI	3	592
Reclassification of non-credit portion in OCI to other income (loss)	—	82
Purchases, issuances, sales and settlements:
Settlements	(12,781)	(13,828)
Balance, end of period	$207,222	$257,671

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$1,438	$1,789

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2018
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$118,978	$116,218	$235,196
Unused lines of credit (1)	1,053,828	—	1,053,828
Commitments to fund additional advances (2)	21,550	—	21,550
Commitments to fund or purchase mortgage loans, net (3)	82,090	—	82,090
Unsettled CO bonds, at par	38,150	—	38,150
Unsettled discount notes, at par	669,132	—	669,132

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Pledged Collateral. At March 31, 2018 and December 31, 2017, we had pledged cash collateral, at par, of $131,213 and $16,437, respectively, to counterparties and clearing agents. At March 31, 2018 and December 31, 2017, we had not pledged any securities as collateral.

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

	March 31, 2018		December 31, 2017
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$37,832	2%	$40,564	2%
Advances	477,223	1%	588,108	2%

The par values at March 31, 2018 reflect changes in the composition of directors' financial institutions effective January 1, 2018, due to changes in board membership resulting from the 2017 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2018	2017
Net capital stock issuances (redemptions and repurchases)	$846	$1,210
Net advances (repayments)	(97,300)	(12,249)
Mortgage loan purchases	6,355	3,448

Transactions with Other FHLBanks. Occasionally, we loan (or borrow) short-term funds to (from) other FHLBanks. The following table presents the loans to other FHLBanks.

	Three Months Ended March 31,
Loans to other FHLBanks	2018	2017
Disbursements	$(300,000)	$—
Principal repayments	300,000	—

There were no borrowings from other FHLBanks during the three months ended March 31, 2018 or 2017. There were no loans to or borrowings from other FHLBanks outstanding at March 31, 2018 or December 31, 2017.

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

Note 18 - Subsequent Events

Subsequent to March 31, 2018, we made the decision to sell, and on May 2, 2018 executed a sale of, all of our private-label RMBS and ABS (par value of $250 million at sale). A net realized gain of approximately $32 million associated with the sale will be recorded in the second quarter of 2018.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2017 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Economic Environment. The Bank’s financial performance is influenced by a number of regional and national economic and market factors, including the behavior of interest rates and price levels, monetary and fiscal policy changes, employment levels, and the strength of housing markets.

As expected, the FOMC raised the target range for the federal funds rate by 25 bps at its meeting in March 2018, the sixth rate hike since it began to raise rates in December 2015. The current federal funds target range is 1.50% - 1.75%. Both core and headline Consumer Price Index (CPI) remain near the 2% target inflation level at 1.9% and 2.3%, respectively. The Personal Consumption Expenditures (PCE) price index (PCE deflator), the Federal Reserve's preferred measure of inflation, was 1.8% in the first quarter of 2018. The current economic conditions of near full employment, close to target inflation levels, and recently added fiscal stimulus will justify continued rate hikes, barring significant unforeseen circumstances. As short-term rates have increased, the Treasury yield curve has become much closer to flat. Yields on U.S. Treasuries increased during the first quarter of 2018 relative to the prevailing yields at the end of the fourth quarter 2017. The yield on the ten-year Treasury note increased from 2.46% at the beginning of the first quarter to 2.74% at the end of the quarter, reaching a quarterly high point of 2.94% in late February.

Equity markets have shown increased volatility in the first quarter of 2018 after several mild quarters and the S&P 500 posted its first quarterly decline since the third quarter of 2015, with losses across most market sectors. Corporate earnings have continued to increase and have been boosted significantly by stock buybacks. Stock repurchases have progressively increased from approximately $40 billion in 2010 to $150 billion in the 12 months ended March 31, 2018.

During the first quarter, the U.S. Gross Domestic Product (GDP) figure for the fourth quarter of 2017 was revised to an annualized 2.9% from 2.5%. The length of the current economic expansion has far surpassed long-term averages. The historical average length of a U.S. economic recovery cycle is 47 months, while the current expansion is at 105 months. The strength of this recovery, however, has been lower than average. The post-war average year-over-year GDP growth during a recovery is 2.8%, while the current year-over-year growth rate is 2.2%. Primary growth components in the first quarter have remained mostly unchanged, and personal consumption remains the largest growth component. The net export deficit increased from 2.7% for the fourth quarter of 2017 to 3.0% for the first quarter of 2018, causing a continued drag on overall real GDP. Historically, the largest impact on economic growth has been the expansion in the working age population followed by growth in real output. Working age population growth has been over 1% since 1977, but from 2007-2016 it dropped to 0.6% and the U.S. Census Bureau forecasts 10-year growth of just 0.3%. After significant growth of 1.8% in the period 1998-2007, mostly due to internet development and automation, real output growth is forecast to be just 0.9% over the next ten years. Aging demographics and declining productivity growth have served to dampen GDP growth potential and inflationary pressures over this recovery cycle.

Despite strong continued job growth, wage growth has remained muted throughout most of this expansion cycle. The strong labor market, demonstrated by a low and stable 3.9% unemployment rate in April 2018, has shown regular improvements since the peak unemployment rate of 10% in October 2009. The U.S. economy has produced over two million jobs annually for each of the past six years; however, many of those jobs are part-time or seasonal positions offering lower wages and low or no benefits. The national long-term unemployment rate has declined significantly over the past 12 months, while the labor force participation rate has remained stable. Since 2010, every sector in the economy has added significant jobs except for the government sector, which has seen the number of jobs decline by 0.1% since 2010. Both Indiana and Michigan have shown improvement in labor conditions. In March 2018, the unemployment rate in Michigan remained slightly above the national average at 4.7%, while the unemployment rate in Indiana was only 3.2%.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, all of which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios. A flat yield curve, in which the difference between short-term interest rates and long-term interest rates is low, can have an unfavorable impact on our net interest margins.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity. Positive economic trends could drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our MPP Advantage. However, borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Local economic factors, particularly relating to the housing and mortgage markets, influence demand for advances and MPP sales activity by our member institutions.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Statement of Condition:
Advances	$32,965	$34,055	$32,953	$32,253	$29,671
Mortgage loans held for portfolio, net	10,496	10,356	10,196	9,894	9,633
Cash and investments (1)	17,608	17,628	18,718	18,234	17,059
Total assets	61,392	62,349	62,178	60,712	56,669

Discount notes	19,556	20,358	22,381	21,036	18,399
CO bonds	37,779	37,896	35,902	35,282	34,470
Total consolidated obligations	57,335	58,254	58,283	56,318	52,869

MRCS	164	164	165	167	167

Capital stock	1,881	1,858	1,779	1,702	1,554
Retained earnings (2)	993	976	949	925	903
AOCI	135	112	103	96	80
Total capital	3,009	2,946	2,831	2,723	2,537

Statement of Income:
Net interest income	$70	$70	$69	$64	$59
Provision for credit losses	—	—	—	—	—
Other income (loss)	6	4	(3)	(4)	(3)
Other expenses	22	23	20	19	20
AHP assessments	6	5	5	4	4
Net income	$48	$46	$41	$37	$32

Selected Financial Ratios:
Net interest margin (3)	0.46%	0.45%	0.45%	0.44%	0.43%
Return on average equity (4)	6.57%	6.46%	5.95%	5.77%	5.18%
Return on average assets (4)	0.31%	0.30%	0.26%	0.25%	0.23%
Weighted average dividend rate (5)	6.75%	4.25%	4.25%	4.25%	4.25%
Dividend payout ratio (6)	64.15%	40.05%	42.67%	41.98%	49.21%
Total capital ratio (7)	4.90%	4.72%	4.55%	4.49%	4.48%
Total regulatory capital ratio (8)	4.95%	4.81%	4.65%	4.60%	4.63%
Average equity to average assets	4.75%	4.57%	4.44%	4.41%	4.46%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized.

(5)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, would be 67%, 46%, 46%, 50% and 39%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2018 and 2017. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Comparative Highlights	2018	2017	$ Change	% Change
Net interest income	$70	$59	$11	19%
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	70	59	11	19%
Other income (loss)	6	(3)	9
Other expenses	22	20	2
Income before assessments	54	36	18	53%
AHP assessments	6	4	2
Net income	48	32	16	53%
Total other comprehensive income (loss)	23	24	(1)
Total comprehensive income	$71	$56	$15	29%

The increase in net income for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily due to higher net interest income as well as net gains on derivatives and hedging activities.

Changes in Financial Condition for the Three Months Ended March 31, 2018. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2018	December 31, 2017	$ Change	% Change
Advances	$32,965	$34,055	$(1,090)	(3%)
Mortgage loans held for portfolio, net	10,496	10,356	140	1%
Cash and investments (1)	17,608	17,628	(20)	—%
Other assets	323	310	13	4%
Total assets	$61,392	$62,349	$(957)	(2%)

Consolidated obligations	$57,335	$58,254	$(919)	(2%)
MRCS	164	164	—	—%
Other liabilities	884	985	(101)	(10%)
Total liabilities	58,383	59,403	(1,020)	(2%)
Capital stock	1,881	1,858	23	1%
Retained earnings (2)	993	976	17	2%
AOCI	135	112	23	21%
Total capital	3,009	2,946	63	2%
Total liabilities and capital	$61,392	$62,349	$(957)	(2%)

Total regulatory capital (3)	$3,038	$2,998	$40	1%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at March 31, 2018 and December 31, 2017 of $193 million and $183 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The decrease in total assets at March 31, 2018 compared to December 31, 2017 was primarily driven by a decrease in advances outstanding. The decrease in total liabilities at March 31, 2018 compared to December 31, 2017 was attributable to a net decrease in consolidated obligations, primarily related to the decrease in the Bank's advances outstanding. The increase in total capital at March 31, 2018 compared to December 31, 2017 was primarily a result of additional capital stock issued to members and unrealized gains on AFS securities. The growth of retained earnings also contributed to the increase.

Analysis of Results of Operations for the Three Months Ended March 31, 2018 and 2017.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,769	$17	1.48%	$4,866	$9	0.71%
Investment securities (2)	12,963	75	2.36%	12,250	50	1.65%
Advances (3)	33,246	144	1.75%	28,074	74	1.07%
Mortgage loans held for portfolio (3)	10,426	84	3.25%	9,571	76	3.22%
Other assets (interest-earning) (4)	941	3	1.39%	268	1	1.39%
Total interest-earning assets	62,345	323	2.10%	55,029	210	1.54%
Other assets (5)	455			516
Total assets	$62,800			$55,545

Liabilities and Capital:
Interest-bearing deposits	$610	2	1.31%	$565	1	0.54%
Discount notes	20,589	70	1.39%	17,790	25	0.58%
CO bonds (3)	37,979	178	1.90%	33,856	123	1.47%
MRCS	164	3	6.79%	169	2	4.22%
Total interest-bearing liabilities	59,342	253	1.73%	52,380	151	1.16%
Other liabilities	475			690
Total capital	2,983			2,475
Total liabilities and capital	$62,800			$55,545

Net interest income		$70			$59

Net spread on interest-earning assets less interest-bearing liabilities			0.37%			0.38%

Net interest margin (6)			0.46%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Annualized.

(2)
Consists of AFS and HTM securities. The average balances of investment securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value of AFS securities that are a component of OCI, nor do they reflect OTTI-related non-credit losses. Interest income/expense includes the effects of associated derivative transactions.

(3)
Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on advances.

(4)
Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts. The 2017 amounts also include grantor trust assets that are included in other assets in 2018.

(5)	Includes changes in the estimated fair value of AFS securities and the effect of OTTI-related non-credit losses on AFS and HTM securities.

(6)	Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

The increase in net interest income for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily due to an increase in the average balance of assets throughout the quarter.

Yields. The average yield on total interest-earning assets for the three months ended March 31, 2018 was 2.10%, an increase of 56 bps compared to the corresponding period in 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The average cost of total interest-bearing liabilities was 1.73%, an increase of 57 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.37% for the three months ended March 31, 2018 from 0.38% for the corresponding period in 2017.

Average Balances. The average balances of interest-earning assets for the three months ended March 31, 2018 increased compared to the corresponding period in 2017, largely due to advances and, to a lesser extent, mortgage loans and investment securities. The average balance of advances outstanding increased by 18%, generally driven by member funding needs. The average outstanding balance of mortgage loans held for portfolio increased by 9%, due to strong demand by our members for MPP Advantage. The increase in the average balances of investment securities was due primarily to purchases of agency MBS to maintain an MBS-to-regulatory capital ratio near 300%. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The change in the provision for credit losses for the three months ended March 31, 2018 compared to the corresponding period in 2017 was insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2018	2017
Total OTTI losses	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—
Net OTTI credit losses	—	—
Net gains (losses) on derivatives and hedging activities	6	(4)
Other	—	1
Total other income (loss)	$6	$(3)

The change in total other income for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily due to net gains on derivatives and hedging activities.

Net Gains (Losses) on Derivatives and Hedging Activities. For the hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, resulted in a net gain of $7 million for the three months ended March 31, 2018, compared to a net loss of $4 million for the corresponding period in 2017. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility.

To the extent those hedges did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, only the change in the fair value of the derivative was recorded in earnings with no offsetting change in the fair value of the hedged item. For the derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives were recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $598 thousand for the three months ended March 31, 2018, compared to a net loss of $351 thousand for the corresponding period in 2017.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended March 31, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$—	$—	$—	$—
Net interest settlements (2)	1	(3)	—	1	—	—	(1)
Total net interest income	1	(3)	—	1	—	—	(1)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	3	3	—	1	—	—	7
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	(1)	—	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	3	3	—	—	—	—	6

Total net effect of derivatives and hedging activities	$4	$—	$—	$1	$—	$—	$5

Three Months Ended March 31, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(11)	(17)	—	3	—	—	(25)
Total net interest income	(11)	(16)	—	3	—	—	(24)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(3)	—	(2)	—	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—	—
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(3)	—	(2)	—	—	(4)

Total net effect of derivatives and hedging activities	$(10)	$(19)	$—	$1	$—	$—	$(28)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2018	2017
Compensation and benefits	$13	$11
Other operating expenses	6	6
Finance Agency and Office of Finance expenses	2	2
Other	1	1
Total other expenses	$22	$20

The increase in total other expenses for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily due to increases in compensation and benefits, primarily driven by salary increases and higher head count.

Total Other Comprehensive Income (Loss). Total other comprehensive income for the three months ended March 31, 2018 and 2017 consisted substantially of unrealized gains on non-OTTI AFS securities.

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

	Three Months Ended March 31,
Traditional	2018	2017
Net interest income	$52	$42
Provision for credit losses	—	—
Other income (loss)	6	(3)
Other expenses	19	17
Income before assessments	39	22
AHP assessments	4	3
Net income	$35	$19

The increase in net income for the traditional segment for the three months ended March 31, 2018 compared to the corresponding period in 2017 was due to higher net interest income, primarily due to an increase in the average balances of advances outstanding, as well as net gains on derivatives and hedging activities.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2018	2017
Net interest income	$18	$17
Provision for (reversal of) credit losses	—	—
Other income (loss)	—	—
Other expenses	3	3
Income before assessments	15	14
AHP assessments	2	1
Net income	$13	$13

Net income for the mortgage loans segment for the three months ended March 31, 2018 compared to the corresponding period in 2017 was relatively unchanged.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2018		December 31, 2017
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$32,965	54%	$34,055	55%
Mortgage loans held for portfolio, net	10,496	17%	10,356	17%
Cash and short-term investments	4,386	7%	4,601	7%
Investment securities	13,222	22%	13,027	21%
Other assets (1)	323	—%	310	—%
Total assets	$61,392	100%	$62,349	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $61.4 billion as of March 31, 2018, a net decrease of $1.0 billion or 2% compared to December 31, 2017, driven primarily by a decrease in advances outstanding. The mix of our total assets changed slightly, primarily due to the decrease in advances.

Advances. Advances at carrying value totaled $33.0 billion at March 31, 2018, a net decrease of $1.1 billion or 3% compared to December 31, 2017. This decrease was primarily due to a decline in short-term advances outstanding.

Advances to depository members - comprising commercial banks, savings institutions and credit unions - decreased by 1%. Advances to insurance company members decreased by 5%. Advances to depository institutions, as a percent of total advances outstanding, increased from 55% at December 31, 2017 to 56% at March 31, 2018, while advances to all insurance companies decreased from 45% to 44% at those dates.

The table below presents advances by type of financial institution ($ amounts in millions).

	March 31, 2018		December 31, 2017
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,945	48%	$15,818	46%
Credit unions	2,616	8%	2,901	9%
Total depository institutions	18,561	56%	18,719	55%

Insurance companies:
Captive insurance companies (1)	2,998	9%	3,020	9%
Other insurance companies	11,593	35%	12,389	36%
Total insurance companies	14,591	44%	15,409	45%

Total members	33,152	100%	34,128	100%

Former members	31	—%	41	—%

Total advances	$33,183	100%	$34,169	100%

(1)	Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 7 - Advances in the 2017 Form 10-K.

The table below presents advances outstanding by interest-rate payment terms ($ amounts in millions).

	March 31, 2018		December 31, 2017
Interest-Rate Payment Terms	Par Value	% of Total	Par Value	% of Total
Fixed-rate	$24,104	73%	$25,133	73%
Variable-rate	9,079	27%	9,036	27%
Total advances	$33,183	100%	$34,169	100%

Our advance portfolio includes callable or prepayable and putable advances. For prepayable advances, the advance can be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance. Ignoring lockout dates, callable or prepayable advances totaled $9.0 billion, or 27%, and $8.9 billion, or 26%, of advances outstanding, at par, at March 31, 2018 and December 31, 2017, respectively.

Advances due in one year or less decreased from 50% of the total outstanding, at par, at December 31, 2017 to 48% of the total outstanding, at par, at March 31, 2018, reflecting members' decreased demand for short-term funding.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2018		December 31, 2017
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$8,815	86%	$8,608	85%
Conventional Original	807	8%	850	8%
FHA	347	3%	361	4%
Total MPP	9,969	97%	9,819	97%

MPF Program:
Conventional	237	2%	243	2%
Government	59	1%	62	1%
Total MPF Program	296	3%	305	3%

Total mortgage loans held for portfolio	$10,265	100%	$10,124	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $4 million at March 31, 2018 and $5 million at December 31, 2017. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at March 31, 2018 and December 31, 2017. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

During the third quarter of 2017, major hurricanes caused substantial damage to property in several states on the southeastern coasts of the United States. The Bank has sought to analyze the potential impact of the hurricanes on the Bank’s mortgage loans held for portfolio. Because all or a portion of any incurred losses would be covered by the credit enhancements in place and because there is no concentration of the Bank's loans in the affected states, we did not record any additional allowance for loan losses as of March 31, 2018, and we do not expect that any net losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	March 31, 2018	December 31, 2017	Change
Cash and short-term investments:
Cash and due from banks	$77	$55	$22
Interest-bearing deposits	888	660	228
Securities purchased under agreements to resell	2,673	2,606	67
Federal funds sold	748	1,280	(532)
Total cash and short-term investments	4,386	4,601	(215)

Investment securities:
AFS securities:
GSE and TVA debentures	4,339	4,404	(65)
GSE MBS	2,677	2,507	170
Private-label RMBS	207	218	(11)
Total AFS securities	7,223	7,129	94

HTM securities:
Other U.S. obligations - guaranteed MBS	3,363	3,299	64
GSE MBS	2,594	2,553	41
Private-label RMBS and ABS	42	46	(4)
Total HTM securities	5,999	5,898	101

Total investment securities	13,222	13,027	195

Total cash and investments, carrying value	$17,608	$17,628	$(20)

Cash and Short-Term Investments. Cash and short-term investments totaled $4.4 billion at March 31, 2018, a decrease of 5% compared to December 31, 2017. However, cash and short-term investments as a percent of total assets were 7% at both March 31, 2018 and December 31, 2017.

Investment Securities. AFS securities totaled $7.2 billion at March 31, 2018, a net increase of 1% compared to $7.1 billion at December 31, 2017. The increase resulted substantially from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $144 million at March 31, 2018, an increase of $23 million compared to December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $6.0 billion at March 31, 2018, relatively unchanged from December 31, 2017. At March 31, 2018, the estimated fair value of our HTM securities totaled $6.0 billion, of which $2.4 billion was in an unrealized loss position, a decrease of 15% from $2.8 billion at December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses increased from $12 million at December 31, 2017 to $18 million at March 31, 2018.

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

	March 31, 2018		December 31, 2017
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,277	60%	$4,357	62%
MBS:
Fixed-rate	2,626	37%	2,463	35%
Variable-rate	176	3%	187	3%
Total MBS	2,802	40%	2,650	38%

Total AFS securities	$7,079	100%	$7,007	100%

HTM Securities:
MBS and ABS:
Fixed-rate	$1,107	18%	$1,141	19%
Variable-rate	4,892	82%	4,757	81%
Total MBS and ABS	5,999	100%	5,898	100%

Total HTM securities	$5,999	100%	$5,898	100%

The mix of fixed- vs. variable-rate securities was relatively unchanged during the three months ended March 31, 2018. However, substantially all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $58.4 billion at March 31, 2018, a net decrease of 2% compared to December 31, 2017, substantially due to a decrease in consolidated obligations.

Deposits (Liabilities). Total deposits were $457 million at March 31, 2018, a decrease of 19% compared to December 31, 2017. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at March 31, 2018 totaled $57.3 billion, a net decrease of $919 million or 2% from December 31, 2017, primarily due to the decrease in advances outstanding.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2018		December 31, 2017
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$19,596	34%	$20,394	35%
CO bonds	14,507	25%	14,021	24%
Total due in 1 year or less	34,103	59%	34,415	59%
Long-term CO bonds	23,446	41%	23,962	41%
Total consolidated obligations	$57,549	100%	$58,377	100%

We maintain a liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). See Notes to Financial Statements - Note 3 - Available-for-Sale Securities, Note 6 - Advances, and Note 10 - Consolidated Obligations for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

Derivatives. As of March 31, 2018 and December 31, 2017, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $140 million and $128 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $2 million and $3 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2018	December 31, 2017
Advances	$11,762	$11,296
Investments	7,378	7,238
Mortgage loans	472	144
CO bonds	15,783	13,524
Discount notes	495	298
Total notional	$35,890	$32,500

Total Capital. Total capital at March 31, 2018 was $3.0 billion, a net increase of $63 million or 2% compared to December 31, 2017. This increase was due primarily to additional capital stock issued to members and unrealized gains on AFS securities. The growth of retained earnings also contributed to the increase.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2018	December 31, 2017
Capital stock	63%	63%
Retained earnings	33%	33%
AOCI	4%	4%
Total GAAP capital	100%	100%

The components of GAAP capital were relatively unchanged at March 31, 2018 compared to December 31, 2017.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2018	December 31, 2017
Total GAAP capital	$3,009	$2,946
Exclude: AOCI	(135)	(112)
Add: MRCS	164	164
Total regulatory capital	$3,038	$2,998

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $4.4 billion at March 31, 2018. During the first three months of 2018, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $94.3 billion.

As discussed in Item 1A. Risk Factors in our 2017 Form 10-K, issuance of new liquidity requirements or guidance in the future could substantially change the amount and characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash provided by operating activities was $165 million for the three months ended March 31, 2018, compared to $56 million for the three months ended March 31, 2017. The increase was primarily due to the impact of the change in the legal characterization of variation margin payments to be daily settled contracts.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	March 31, 2018		December 31, 2017
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$961	47%	$945	47%
Credit unions	243	12%	240	12%
Total depository institutions	1,204	59%	1,185	59%
Insurance companies	677	33%	673	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,881	92%	1,858	92%

MRCS:
Captive insurance companies (1)	152	7%	152	7%
Former members (2)	12	1%	12	1%
Total MRCS	164	8%	164	8%

Total regulatory capital stock	$2,045	100%	$2,022	100%

(1)	Memberships must terminate no later than February 19, 2021.

(2)
Balances at March 31, 2018 and December 31, 2017 include $2 million and $3 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	March 31, 2018	December 31, 2017
Member capital stock not subject to outstanding redemption requests	$367	$302
Member capital stock subject to outstanding redemption requests	5	4
MRCS	31	31
Total excess capital stock	$403	$337

Excess stock as a percentage of regulatory capital stock	20%	17%

The increase in excess stock during the three months ended March 31, 2018 resulted primarily from the decrease in advances outstanding.

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at March 31, 2018 was 0.7% of our total assets. Therefore, subject to these regulatory limitations, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so.

Capital Distributions. On April 26, 2018, our board of directors declared a cash dividend of 4.25% (annualized) on our Class B-1 capital stock and 3.40% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2018 and December 31, 2017 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2018	December 31, 2017
Credit risk	$356	$360
Market risk	347	336
Operations risk	211	208
Total risk-based capital requirement	$914	$904

Permanent capital	$3,038	$2,998

Our permanent capital at March 31, 2018 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At March 31, 2018, principal previously paid in full by our MPP servicers totaling $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K. For information on additional commitments and contingencies, see Notes to Financial Statements - Note 16 - Commitments and Contingencies.

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

A full discussion of our critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2017 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the estimated fair value of the underlying collateral, further reduced by estimated liquidation costs.

As part of our loan loss analysis at December 31, 2017, we considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $3.1 million. However, such increase would be substantially offset by credit enhancements. Based upon subsequent changes in underlying collateral values, we would not expect this amount to have significantly changed at March 31, 2018. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment. The following table presents the significant modeling assumptions used to determine whether any of our private-label RMBS and ABS was OTTI during the three months ended March 31, 2018, as well as the related current credit enhancement ($ amounts in millions).

		Significant Modeling Assumptions (1)			Current Credit Enhancement (3)
Classification (2)	UPB	Prepayment Rates	Default Rates	Loss Severities
Private-label RMBS:
Total Prime	$247	13%	7%	22%	4%
Total Alt-A	—	10%	9%	8%	13%
Total private-label RMBS	$247	13%	7%	22%	4%

Home equity loan ABS:
Total subprime - home equity loans (4)	$1	7%	27%	39%	—%

(1)	Weighted average based on UPB.

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

The actual OTTI-related credit losses recognized in earnings for the three months ended March 31, 2018 totaled $0. Under the more stressful scenario, the estimated OTTI-related credit losses for the same period totaled $14 thousand.

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

Legislative and Regulatory Developments.

Finance Agency Proposed Rule on Affordable Housing Program Amendments. On March 14, 2018, the Finance Agency published a proposed rule to amend the operating requirements of the FHLBanks’ AHPs. If adopted as proposed, among many other modifications, the AHP rule would:

•	require an FHLBank to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit an FHLBank to voluntarily increase its AHP homeownership set-aside program funding to 40% of its required annual AHP contributions (an increase from the current AHP rule’s 35% annual limit);

•	increase the maximum per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (an increase from the current AHP rule’s fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal low-income tax programs;

•	increase threshold requirements for the number of units in certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize an FHLBank using market research empirical data to create special targeted grant programs as a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing AHP regulation and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase AHP’s complexity and administrative burden. In particular, the proposed rule would require changes in the FHLBanks’ operations, communications, and information systems. It would also require increased board of directors and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. We do not believe the rule, if adopted substantially as proposed, would materially impact our financial condition or results of operation, because, among other things, it would not increase the annual AHP funding requirement. However, we do expect to incur increased costs related to implementing the rule requirements and making adjustments to our systems. Additionally, if the rule is adopted as proposed, we anticipate a possible change to the types of projects that we may fund on a go-forward basis, with a commensurate impact on AHP sponsors and their respective communities. Comments on the proposed rule are due by June 12, 2018.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2017 Form 10-K for more information.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products. As of March 31, 2018 and December 31, 2017, advances to our insurance company members represented 44% and 45%, respectively, of our total advances, at par. The initial borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets less money borrowed. As of March 31, 2018, no insurance company member had total credit products outstanding in excess of this threshold.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of March 31, 2018, one such captive insurance company member's total credit products previously outstanding exceeded the percentage limit. Therefore, no new or renewed credit extensions have been made to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2018, our top borrower held 16% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

At March 31, 2018, we did not have any unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks.

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments totaled 295% of total regulatory capital at March 31, 2018. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2018	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$888	$—	$—	$888
Securities purchased under agreements to resell	—	2,673	—	—	—	2,673
Federal funds sold	—	353	395	—	—	748
Total short-term investments	—	3,026	1,283	—	—	4,309
Long-term investments:
GSE and TVA debentures	—	4,339	—	—	—	4,339
GSE MBS	—	5,271	—	—	—	5,271
Other U.S. obligations - guaranteed RMBS	—	3,363	—	—	—	3,363
Private-label RMBS and ABS	—	4	15	6	224	249
Total long-term investments	—	12,977	15	6	224	13,222

Total investments, carrying value	$—	$16,003	$1,298	$6	$224	$17,531

Percentage of total	—%	91%	8%	—%	1%	100%

December 31, 2017
Short-term investments:
Interest-bearing deposits	$—	$—	$660	$—	$—	$660
Securities purchased under agreements to resell	—	2,606	—	—	—	2,606
Federal funds sold	—	780	500	—	—	1,280
Total short-term investments	—	3,386	1,160	—	—	4,546
Long-term investments:
GSE and TVA debentures	—	4,404	—	—	—	4,404
GSE MBS	—	5,060	—	—	—	5,060
Other U.S. obligations - guaranteed RMBS	—	3,299	—	—	—	3,299
Private-label RMBS and ABS	—	4	16	2	242	264
Total long-term investments	—	12,767	16	2	242	13,027

Total investments, carrying value	$—	$16,153	$1,176	$2	$242	$17,573

Percentage of total	—%	92%	7%	—%	1%	100%

Mortgage Loans Held for Portfolio. The following table presents a breakdown of the activity in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$7	$142	$149	$8	$118	$126
Additions	—	5	5	—	5	5
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	(1)	(1)	—	—	—
Liability, end of period	$7	$146	$153	$8	$123	$131

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2018	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$307	$8	$—	$8
Uncleared derivatives - A	3,382	62	(61)	1
Uncleared derivatives - BBB	49	1	(1)	—
Cleared derivatives (1)	13,327	2	120	122
Liability positions with credit exposure
Uncleared derivatives - A	2,129	(1)	2	1
Cleared derivatives (1)	8,551	(1)	9	8
Total derivative positions with credit exposure to non-member counterparties	27,745	71	69	140
Total derivative positions with credit exposure to member institutions (2)	74	—	—	—
Subtotal - derivative positions with credit exposure	27,819	$71	$69	$140
Derivative positions without credit exposure	8,071
Total derivative positions	$35,890

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	VaR
March 31, 2018	$347
December 31, 2017	336

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

March 31, 2018	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,383	$3,267	$3,179	$3,081	$3,006
Percent change in MVE from base	6.4%	2.8%	0%	(3.1)%	(5.4)%
MVE/Book value of equity (2)	106.6%	103.0%	100.2%	97.1%	94.8%
Duration of equity (3)	3.0	3.2	2.9	2.9	2.2

December 31, 2017
MVE	$3,302	$3,200	$3,096	$3,001	$2,895
Percent change in MVE from base	6.7%	3.4%	0%	(3.1)%	(6.5)%
MVE/Book value of equity (2)	106.2%	102.9%	99.5%	96.5%	93.1%
Duration of equity (3)	2.3	3.7	2.9	3.4	3.7

(1)	Given the current low interest rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2017 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.10% at March 31, 2018 and December 31, 2017.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2017 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of March 31, 2018, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2017 Form 10-K.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended by the First Amendment, effective January 1, 2018, adopted on January 19, 2018, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 9, 2018

10.2*+
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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 10, 2018	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 10, 2018	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

May 10, 2018	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer