Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Indianapolis
filed 2018-08-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☒  Yes            ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2018
Class B Stock, par value $100	20,562,182

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
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
DB plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC plan: Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended
DDCP: Directors' Deferred Compensation Plan
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
TBA: To Be Announced, a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TDR: Troubled Debt Restructuring
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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the FRB and the FDIC, or a decline in liquidity in the financial markets, that could affect the value of investments or collateral we hold as security for the obligations of our members and counterparties;

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$86,553	$55,269
Interest-bearing deposits	864,586	660,342
Securities purchased under agreements to resell	3,925,526	2,605,460
Federal funds sold	1,402,000	1,280,000
Available-for-sale securities (Notes 3 and 5)	7,254,070	7,128,758
Held-to-maturity securities (estimated fair values of $5,823,211 and $5,919,299, respectively) (Notes 4 and 5)	5,815,434	5,897,668
Advances (Note 6)	33,887,530	34,055,064
Mortgage loans held for portfolio, net of allowance for loan losses of $(600) and $(850), respectively (Notes 7 and 8)	10,888,433	10,356,341
Accrued interest receivable	114,146	105,314
Premises, software, and equipment, net	36,277	36,795
Derivative assets, net (Note 9)	142,149	128,206
Other assets	35,478	39,689

Total assets	$64,452,182	$62,348,906

Liabilities:
Deposits	$568,590	$564,799
Consolidated obligations (Note 10):
Discount notes	21,986,800	20,358,157
Bonds	38,123,550	37,895,653
Total consolidated obligations, net	60,110,350	58,253,810
Accrued interest payable	157,983	135,691
Affordable Housing Program payable (Note 11)	35,634	32,166
Derivative liabilities, net (Note 9)	4,859	2,718
Mandatorily redeemable capital stock (Note 12)	180,913	164,322
Other liabilities	372,894	249,894
Total liabilities	61,431,223	59,403,400

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 18,915,771 and 18,566,388, respectively	1,891,577	1,856,639
Class B-2 issued and outstanding shares: 6,169 and 11,271, respectively	617	1,127
Total capital stock	1,892,194	1,857,766
Retained earnings:
Unrestricted	835,888	792,783
Restricted	206,986	183,551
Total retained earnings	1,042,874	976,334
Total accumulated other comprehensive income (Note 13)	85,891	111,406
Total capital	3,020,959	2,945,506

Total liabilities and capital	$64,452,182	$62,348,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Interest Income:
Advances	$177,743	$94,618	$321,537	$168,899
Prepayment fees on advances, net	2	84	2	102
Interest-bearing deposits	3,871	636	7,079	971
Securities purchased under agreements to resell	15,715	2,887	20,812	3,705
Federal funds sold	7,633	9,333	19,921	17,030
Available-for-sale securities	47,924	29,337	88,490	53,719
Held-to-maturity securities	37,120	28,415	72,040	53,878
Mortgage loans held for portfolio	85,575	78,304	169,129	154,280
Other interest income, net	5	266	17	851
Total interest income	375,588	243,880	699,027	453,435

Interest Expense:
Consolidated obligation discount notes	90,099	41,758	160,457	67,254
Consolidated obligation bonds	211,068	134,222	389,296	256,773
Deposits	2,633	1,079	4,610	1,831
Mandatorily redeemable capital stock	1,885	1,756	4,630	3,509
Total interest expense	305,685	178,815	558,993	329,367

Net interest income	69,903	65,065	140,034	124,068
Provision for (reversal of) credit losses	(357)	130	(461)	281

Net interest income after provision for credit losses	70,260	64,935	140,495	123,787

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	—	(111)	—	(193)
Net other-than-temporary impairment losses, credit portion	—	(111)	—	(193)
Net realized gains from sale of available-for-sale securities	32,407	—	32,407	—
Net realized losses from sale of held-to-maturity securities	(45)	—	(45)	—
Net gains (losses) on derivatives and hedging activities	(2,988)	(4,710)	2,944	(9,085)
Service fees	280	244	505	462
Standby letters of credit fees	193	217	291	405
Other, net	461	527	393	913
Total other income (loss)	30,308	(3,833)	36,495	(7,498)

Other Expenses:
Compensation and benefits	12,881	10,548	25,858	21,785
Other operating expenses	6,932	6,309	13,350	12,020
Federal Housing Finance Agency	843	777	1,763	1,603
Office of Finance	1,240	700	2,431	2,009
Other	1,993	710	2,884	1,480
Total other expenses	23,889	19,044	46,286	38,897

Income before assessments	76,679	42,058	130,704	77,392

Affordable Housing Program assessments	7,856	4,381	13,533	8,090

Net income	$68,823	$37,677	$117,171	$69,302

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Net income	$68,823	$37,677	$117,171	$69,302

Other Comprehensive Income (Loss):

Net change in unrealized gains on available-for-sale securities	(12,581)	14,854	9,972	37,610

Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(29,353)	1,148	(29,322)	1,739

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	53	44	51	50

Pension benefits, net	(6,539)	325	(6,216)	653

Total other comprehensive income (loss)	(48,420)	16,371	(25,515)	40,052

Total comprehensive income	$20,403	$54,048	$91,656	$109,354

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2017 and 2018
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			55,441	13,861	69,302	40,052	109,354

Proceeds from issuance of capital stock	2,092	209,263					209,263

Cash dividends on capital stock (4.25% annualized)			(31,382)		(31,382)		(31,382)

Balance, June 30, 2017	17,018	$1,701,844	$759,041	$166,126	$925,167	$96,420	$2,723,431

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			93,736	23,435	117,171	(25,515)	91,656

Proceeds from issuance of capital stock	576	57,591					57,591
Shares reclassified to mandatorily redeemable capital stock, net	(232)	(23,163)					(23,163)

Distributions on mandatorily redeemable capital stock			(5)		(5)		(5)

Cash dividends on capital stock (5.50% annualized)			(50,626)		(50,626)		(50,626)

Balance, June 30, 2018	18,922	$1,892,194	$835,888	$206,986	$1,042,874	$85,891	$3,020,959

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$117,171	$69,302
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	40,516	39,903
Changes in net derivative and hedging activities	131,793	(10,381)
Net other-than-temporary impairment losses, credit portion	—	193
Provision for (reversal of) credit losses	(461)	281
Net realized gains from sale of available-for-sale securities	(32,407)	—
Net realized losses from sale of held-to-maturity securities	45	—
Changes in:
Accrued interest receivable	(8,921)	(5,456)
Other assets	4,724	(812)
Accrued interest payable	22,467	18,813
Other liabilities	17,063	3,393
Total adjustments, net	174,819	45,934

Net cash provided by operating activities	291,990	115,236

Investing Activities:
Net change in:
Interest-bearing deposits	(206,548)	(214,162)
Securities purchased under agreements to resell	(1,320,066)	(745,691)
Federal funds sold	(122,000)	(925,000)
Available-for-sale securities:
Proceeds from maturities	69,662	726,741
Proceeds from sales	203,841	—
Purchases	(481,325)	(1,347,941)
Held-to-maturity securities:
Proceeds from maturities	392,057	603,556
Proceeds from sales	41,226	—
Purchases	(352,231)	(423,325)
Advances:
Principal repayments	165,153,875	111,970,703
Disbursements to members	(165,114,221)	(116,127,479)
Mortgage loans held for portfolio:
Principal collections	589,590	571,048
Purchases from members	(1,137,284)	(991,250)
Purchases of premises, software, and equipment	(2,487)	(2,206)
Loans to other Federal Home Loan Banks:
Principal repayments	400,000	—
Disbursements	(400,000)	—

Net cash used in investing activities	(2,285,911)	(6,905,006)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Financing Activities:
Changes in deposits	86,116	138,364
Net payments on derivative contracts with financing elements	(895)	(10,079)
Net proceeds from issuance of consolidated obligations:
Discount notes	179,134,205	108,963,689
Bonds	8,868,317	12,522,925
Payments for matured and retired consolidated obligations:
Discount notes	(177,520,886)	(104,740,562)
Bonds	(8,542,040)	(10,713,770)
Proceeds from issuance of capital stock	57,591	209,263
Payments for redemption/repurchase of mandatorily redeemable capital stock	(6,577)	(3,208)
Dividend payments on capital stock	(50,626)	(31,382)

Net cash provided by financing activities	2,025,205	6,335,240

Net increase (decrease) in cash and due from banks	31,284	(454,530)

Cash and due from banks at beginning of period	55,269	546,612

Cash and due from banks at end of period	$86,553	$92,082

Supplemental Disclosures:
Interest payments	$498,725	$298,439
Purchases of securities, traded but not yet settled	100,643	455,289
Affordable Housing Program payments	10,065	10,059
Capitalized interest on certain held-to-maturity securities	2,749	817
Par value of shares reclassified to mandatorily redeemable capital stock, net	23,163	—

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

Our significant accounting policies and certain other disclosures are set forth in our 2017 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2018. However, see Note 2 - Recently Adopted and Issued Accounting Guidance.

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

The guidance, which included subsequent amendments, was effective for our interim and annual periods beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.

The guidance was effective for our interim and annual periods beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). On August 26, 2016, the FASB issued amendments intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the statement of cash flows for certain transactions.

These amendments were adopted on a retrospective basis effective beginning on January 1, 2018. As a result, the amount of interest payments as reported in the supplemental disclosures increased for the six months ended June 30, 2017 by $56,070. The adoption of these amendments had no effect on our financial condition, results of operations or cash flows.

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

These amendments were effective for our interim and annual periods beginning on January 1, 2018. The adoption of these amendments had no effect on our financial condition, results of operations, or cash flows. However, the amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost on the income statement, which resulted in a reclassification from compensation and benefits to other expenses for the non-service components for the three and six months ended June 30, 2017 of $447 and $974, respectively.

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
June 30, 2018	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,205,573	$—	$61,764	$—	$4,267,337
GSE MBS	2,946,006	—	43,601	(2,874)	2,986,733
Total AFS securities	$7,151,579	$—	$105,365	$(2,874)	$7,254,070

December 31, 2017
GSE and TVA debentures	$4,357,250	$—	$46,679	$—	$4,403,929
GSE MBS	2,460,455	—	45,840	—	2,506,295
Private-label RMBS	189,212	(68)	29,390	—	218,534
Total AFS securities	$7,006,917	$(68)	$121,909	$—	$7,128,758

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

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$435,034	$(2,874)	$—	$—	$435,034	$(2,874)
Total impaired AFS securities	$435,034	$(2,874)	$—	$—	$435,034	$(2,874)

December 31, 2017
Private-label RMBS	$—	$—	$2,494	$(68)	$2,494	$(68)
Total impaired AFS securities	$—	$—	$2,494	$(68)	$2,494	$(68)

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

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$319,928	$320,706	$83,666	$83,754
Due after 1 year through 5 years	2,126,678	2,148,858	2,317,516	2,336,699
Due after 5 years through 10 years	1,578,084	1,612,452	1,766,440	1,791,829
Due after 10 years	180,883	185,321	189,628	191,647
Total non-MBS	4,205,573	4,267,337	4,357,250	4,403,929
Total MBS	2,946,006	2,986,733	2,649,667	2,724,829
Total AFS securities	$7,151,579	$7,254,070	$7,006,917	$7,128,758

Realized Gains and Losses. During the three months ended June 30, 2018, for strategic, economic and operational reasons, we sold all of our AFS and HTM investments in private-label RMBS and ABS. Of the OTTI AFS securities sold in 2018, none were in an unrealized loss position. Proceeds from the AFS sales totaled $203,841, resulting in realized gains of $32,407 determined by the specific identification method. There were no sales during the three or six months ended June 30, 2017.

As of June 30, 2018, we had no intention of selling any AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
June 30, 2018	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,279,360	$—	$3,279,360	$14,426	$(565)	$3,293,221
GSE MBS	2,536,074	—	2,536,074	12,926	(19,010)	2,529,990
Total HTM securities	$5,815,434	$—	$5,815,434	$27,352	$(19,575)	$5,823,211

December 31, 2017
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,299,157	$—	$3,299,157	$6,555	$(6,690)	$3,299,022
GSE MBS	2,553,193	—	2,553,193	26,727	(4,529)	2,575,391
Private-label RMBS	37,889	—	37,889	240	(307)	37,822
Private-label ABS	7,480	(51)	7,429	40	(405)	7,064
Total HTM securities	$5,897,719	$(51)	$5,897,668	$33,562	$(11,931)	$5,919,299

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$278,952	$(303)	$440,902	$(262)	$719,854	$(565)
GSE MBS	911,739	(12,927)	202,748	(6,083)	1,114,487	(19,010)
Total impaired HTM securities	$1,190,691	$(13,230)	$643,650	$(6,345)	$1,834,341	$(19,575)

December 31, 2017
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,140,624	$(3,274)	$886,359	$(3,416)	$2,026,983	$(6,690)
GSE MBS	513,244	(2,191)	203,401	(2,338)	716,645	(4,529)
Private-label RMBS	14,712	(26)	11,369	(281)	26,081	(307)
Private-label ABS (1)	—	—	7,064	(416)	7,064	(416)
Total impaired HTM securities	$1,668,580	$(5,491)	$1,108,193	$(6,451)	$2,776,773	$(11,942)

(1)
For private-label ABS, at December 31, 2017, the total of unrealized losses does not agree to total gross unrecognized holding losses of $405. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $51 and gross unrecognized holding gains on previously OTTI securities of $40.

Realized Gains and Losses. During the three months ended June 30, 2018, for strategic, economic and operational reasons, we sold all of our AFS and HTM investments in private-label RMBS and ABS. The amortized cost of the HTM securities sold totaled $41,271. Proceeds from the HTM sales totaled $41,226, resulting in realized losses of $45 determined by the specific identification method. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition due to prepayments or scheduled payments over the term. As such, the sales were considered maturities for purposes of security classification. There were no sales of HTM securities during the three or six months ended June 30, 2017.

As of June 30, 2018, we had no intention of selling any HTM securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 5 - Other-Than-Temporary Impairment

OTTI Evaluation Process and Results - Private-label RMBS and ABS.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation for the three months ended March 31, 2018, we did not have any change in intent to sell, nor were we required to sell, any OTTI security. Therefore, we performed a cash flow analysis at that time to determine whether we expected to recover the entire amortized cost of each security. As a result of that cash flow analysis, no OTTI credit losses were recognized. At that time, we determined that the unrealized losses on the remaining private-label RMBS and ABS were temporary as we expected to recover the entire amortized cost.

During the three months ended June 30, 2018, for strategic, economic and operational reasons, we sold all of our investments in private-label RMBS and ABS. The following table presents a rollforward of the amounts related to credit losses recognized in earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
Credit Loss Rollforward	2018	2017	2018	2017
Balance at beginning of period	$43,496	$49,724	$44,936	$51,514
Additions:
Additional credit losses for which OTTI was previously recognized (1)	—	111	—	193
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(43,049)	—	(43,049)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(447)	(1,786)	(1,887)	(3,658)
Balance at end of period	$—	$48,049	$—	$48,049

(1)	Relates to all securities impaired prior to January 1, 2018 and 2017, respectively.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of June 30, 2018 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$—	—
Due in 1 year or less	16,342,284	1.99	16,935,411	1.46
Due after 1 year through 2 years	3,123,337	2.04	2,701,784	1.96
Due after 2 years through 3 years	2,229,951	2.02	2,682,073	1.69
Due after 3 years through 4 years	1,924,285	2.38	2,172,549	1.78
Due after 4 years through 5 years	2,544,076	2.41	2,213,319	1.93
Thereafter	7,965,883	2.18	7,464,333	1.66
Total advances, par value	34,129,816	2.09	34,169,469	1.61
Fair-value hedging adjustments	(250,592)		(126,137)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	8,306		11,732
Total advances	$33,887,530		$34,055,064

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Overdrawn demand and overnight deposit accounts	$—	$—	$—	$—
Due in 1 year or less	24,015,595	25,067,272	16,374,284	17,032,411
Due after 1 year through 2 years	2,612,437	2,412,184	3,460,937	2,701,784
Due after 2 years through 3 years	1,749,751	1,716,873	3,115,451	3,406,673
Due after 3 years through 4 years	979,985	928,649	2,321,685	2,718,049
Due after 4 years through 5 years	1,527,886	1,494,529	3,282,581	2,524,619
Thereafter	3,244,162	2,549,962	5,574,878	5,785,933
Total advances, par value	$34,129,816	$34,169,469	$34,129,816	$34,169,469

Credit Risk Exposure and Security Terms. At June 30, 2018 and December 31, 2017, our top five borrowers held 42% and 45%, respectively, of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at June 30, 2018 and December 31, 2017 that was well in excess of the advances outstanding on those dates, respectively. For information related to credit risk on advances and allowance methodology for credit losses, see Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	June 30, 2018	December 31, 2017
Fixed-rate long-term mortgages	$9,583,928	$8,989,545
Fixed-rate medium-term (1) mortgages	1,064,862	1,134,303
Total mortgage loans held for portfolio, UPB	10,648,790	10,123,848
Unamortized premiums	243,481	234,519
Unamortized discounts	(2,475)	(2,426)
Fair-value hedging adjustments	(763)	1,250
Allowance for loan losses	(600)	(850)
Total mortgage loans held for portfolio, net	$10,888,433	$10,356,341

(1)	Defined as a term of 15 years or less at origination.

Type	June 30, 2018	December 31, 2017
Conventional	$10,254,921	$9,701,600
Government-guaranteed or -insured	393,869	422,248
Total mortgage loans held for portfolio, UPB	$10,648,790	$10,123,848

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

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2018	2017	2018	2017
Liability, beginning of period	$153,274	$130,728	$148,715	$125,683
Additions	8,325	6,536	13,471	11,767
Claims paid	(79)	(146)	(249)	(248)
Distributions to PFIs	(181)	(277)	(598)	(361)
Liability, end of period	$161,339	$136,841	$161,339	$136,841

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of June 30, 2018	Conventional	Government	Total
Past due:
30-59 days	$40,355	$7,846	$48,201
60-89 days	7,508	1,951	9,459
90 days or more	16,742	1,658	18,400
Total past due	64,605	11,455	76,060
Total current	10,470,077	389,047	10,859,124
Total mortgage loans, recorded investment (1)	$10,534,682	$400,502	$10,935,184

Delinquency Status as of December 31, 2017
Past due:
30-59 days	$63,670	$11,848	$75,518
60-89 days	9,944	2,121	12,065
90 days or more	19,576	2,555	22,131
Total past due	93,190	16,524	109,714
Total current	9,878,030	412,869	10,290,899
Total mortgage loans, recorded investment (1)	$9,971,220	$429,393	$10,400,613

Other Delinquency Statistics as of June 30, 2018	Conventional	Government	Total
In process of foreclosure (2)	$6,487	$—	$6,487
Serious delinquency rate (3)	0.16%	0.41%	0.17%
Past due 90 days or more still accruing interest (4)	$15,525	$1,658	$17,183
On non-accrual status	$1,914	$—	$1,914

Other Delinquency Statistics as of December 31, 2017
In process of foreclosure (2)	$11,081	$—	$11,081
Serious delinquency rate (3)	0.20%	0.59%	0.21%
Past due 90 days or more still accruing interest (4)	$16,603	$2,555	$19,158
On non-accrual status	$3,464	$—	$3,464

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

Components of Allowance	June 30, 2018	December 31, 2017
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$3,596	$5,360
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(743)	(995)
LRA (2)	(880)	(1,262)
SMI	(1,503)	(2,383)
Total portion recoverable from credit enhancements	(3,126)	(4,640)
Allowance for unrecoverable PMI/SMI	30	30
Allowance for MPP loan losses	500	750
Allowance for MPF Program loan losses	100	100
Allowance for loan losses	$600	$850

(1)	Based on a loss emergence period of 24 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance for Loan Losses	2018	2017	2018	2017
Balance, beginning of period	$850	$850	$850	$850
Charge-offs	(33)	(285)	(183)	(521)
Recoveries	140	155	394	240
Provision for (reversal of) loan losses	(357)	130	(461)	281
Balance, end of period	$600	$850	$600	$850

Allowance for Loan Losses by Impairment Methodology	June 30, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$485	$652
Conventional loans individually evaluated for impairment (1)	115	198
Total allowance for loan losses	$600	$850

Recorded Investment by Impairment Methodology	June 30, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$10,519,089	$9,956,689
Conventional loans individually evaluated for impairment (1)	15,593	14,531
Total recorded investment in conventional loans	$10,534,682	$9,971,220

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of June 30, 2018 and December 31, 2017 of $3,377 and $2,498, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of June 30, 2018 and December 31, 2017 includes $63 and $144, respectively, for these potential claims.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2018 was $515, for which we were not required to post collateral. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at June 30, 2018.

Cleared Derivatives. The clearinghouse determines margin requirements, which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At June 30, 2018, we were not required by our clearing agents to post any additional margin.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
June 30, 2018	Derivatives	Assets (1)	Liabilities (1)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,545,873	$269,082	$95,610
Total derivatives designated as hedging instruments	34,545,873	269,082	95,610
Derivatives not designated as hedging instruments:
Interest-rate swaps	2,543,673	801	146
Swaptions	625,000	219	—
Interest-rate caps/floors	706,500	1,224	—
Interest-rate forwards	199,400	—	451
MDCs	199,379	296	34
Total derivatives not designated as hedging instruments	4,273,952	2,540	631
Total derivatives before adjustments	$38,819,825	271,622	96,241
Netting adjustments and cash collateral (2)		(129,473)	(91,382)
Total derivatives, net		$142,149	$4,859

December 31, 2017
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,084,068	$247,924	$50,445
Total derivatives designated as hedging instruments	31,084,068	247,924	50,445
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,026,778	1,174	734
Interest-rate caps/floors	245,500	92	—
Interest-rate forwards	72,800	37	1
MDCs	70,831	73	48
Total derivatives not designated as hedging instruments	1,415,909	1,376	783
Total derivatives before adjustments	$32,499,977	249,300	51,228
Netting adjustments and cash collateral (2)		(121,094)	(48,510)
Total derivatives, net		$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

(2)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2018 and December 31, 2017 totaled $133,429 and $16,437, respectively. Cash collateral received from counterparties at June 30, 2018 and December 31, 2017 totaled $171,520 and $89,021, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties.

	June 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets (1)	Derivative Liabilities (1)
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$268,979	$94,489	$118,932	$27,491
Cleared	2,347	1,267	130,258	23,688
Total gross recognized amount	271,326	95,756	249,190	51,179
Gross amounts of netting adjustments and cash collateral
Uncleared	(256,077)	(90,115)	(113,842)	(24,822)
Cleared	126,604	(1,267)	(7,252)	(23,688)
Total gross amounts of netting adjustments and cash collateral	(129,473)	(91,382)	(121,094)	(48,510)
Net amounts after netting adjustments and cash collateral
Uncleared	12,902	4,374	5,090	2,669
Cleared	128,951	—	123,006	—
Total net amounts after netting adjustments and cash collateral	141,853	4,374	128,096	2,669
Derivative instruments not meeting netting requirements (2)	296	485	110	49
Total derivatives, at estimated fair value	$142,149	$4,859	$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments within the gross recognized amount as of December 31, 2017. Previously, this amount was included with the gross amounts of netting adjustments and cash collateral.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2018	2017	2018	2017
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(715)	$(3,859)	$6,609	$(7,833)
Total net gain (loss) related to fair-value hedge ineffectiveness	(715)	(3,859)	6,609	(7,833)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,413	(66)	1,585	(88)
Swaptions	(177)	(38)	(235)	(177)
Interest-rate caps/floors	117	(177)	165	(131)
Interest-rate forwards	(287)	(773)	961	(941)
Net interest settlements	(1,766)	(144)	(2,404)	(291)
MDCs	(300)	397	(1,670)	476
Total net gain (loss) on derivatives not designated as hedging instruments	(1,000)	(801)	(1,598)	(1,152)
Other (1)	(1,273)	(50)	(2,067)	(100)
Net gains (losses) on derivatives and hedging activities	$(2,988)	$(4,710)	$2,944	$(9,085)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended June 30, 2018	Derivative	Item	Ineffectiveness	Income (1)
Advances	$22,334	$(21,767)	$567	$13,565
AFS securities	44,764	(45,249)	(485)	4,487
CO bonds	(14,401)	13,604	(797)	(12,510)
Total	$52,697	$(53,412)	$(715)	$5,542

Three Months Ended June 30, 2017
Advances	$(24,561)	$23,769	$(792)	$(8,912)
AFS securities	(42,407)	40,147	(2,260)	(13,928)
CO bonds	10,380	(11,187)	(807)	4,377
Total	$(56,588)	$52,729	$(3,859)	$(18,463)

Six Months Ended June 30, 2018
Advances	$125,942	$(122,515)	$3,427	$14,904
AFS securities	199,091	(195,831)	3,260	1,177
CO bonds	(98,916)	98,838	(78)	(11,246)
Total	$226,117	$(219,508)	$6,609	$4,835

Six Months Ended June 30, 2017
Advances	$(8,825)	$9,241	$416	$(20,391)
AFS securities	(25,332)	20,064	(5,268)	(30,793)
CO bonds	4,828	(7,809)	(2,981)	7,765
Total	$(29,329)	$21,496	$(7,833)	$(43,419)

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

Note 10 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations was $1.1 trillion at June 30, 2018 and $1.0 trillion at December 31, 2017. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2018	December 31, 2017
Book value	$21,986,800	$20,358,157
Par value	$22,034,920	$20,394,192

Weighted average effective interest rate	1.85%	1.22%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,447,775	1.78	$14,021,190	1.27
Due after 1 year through 2 years	8,007,185	2.04	9,392,470	1.46
Due after 2 years through 3 years	4,567,385	2.16	4,849,960	2.23
Due after 3 years through 4 years	1,342,970	2.13	1,294,470	2.17
Due after 4 years through 5 years	2,931,500	2.35	2,798,000	2.29
Thereafter	6,013,700	3.12	5,626,500	3.02
Total CO bonds, par value	38,310,515	2.15	37,982,590	1.80
Unamortized premiums	25,414		27,333
Unamortized discounts	(14,898)		(13,782)
Unamortized concessions	(14,641)		(14,188)
Fair-value hedging adjustments	(182,840)		(86,300)
Total CO bonds	$38,123,550		$37,895,653

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2018	December 31, 2017
Non-callable / non-putable	$25,752,515	$26,277,590
Callable	12,558,000	11,705,000
Total CO bonds, par value	$38,310,515	$37,982,590

Year of Contractual Maturity or Next Call Date	June 30, 2018	December 31, 2017
Due in 1 year or less	$27,482,775	$24,449,190
Due after 1 year through 2 years	6,685,185	9,098,470
Due after 2 years through 3 years	1,657,385	2,125,960
Due after 3 years through 4 years	469,970	584,470
Due after 4 years through 5 years	690,500	579,000
Thereafter	1,324,700	1,145,500
Total CO bonds, par value	$38,310,515	$37,982,590

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2018	2017	2018	2017
Liability at beginning of period	$35,086	$27,203	$32,166	$26,598
Assessment (expense)	7,856	4,381	13,533	8,090
Subsidy usage, net (1)	(7,308)	(6,955)	(10,065)	(10,059)
Liability at end of period	$35,634	$24,629	$35,634	$24,629

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 12 - Capital

Stock Redemption and Repurchase. Through June 30, 2018 and December 31, 2017, certain members had requested redemptions of their Class B stock, but the related stock totaling $5,458 and $5,144 at June 30, 2018 and December 31, 2017, respectively, was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2018	2017	2018	2017
Liability at beginning of period	$163,782	$166,930	$164,322	$170,043
Reclassification from capital stock	23,163	—	23,163	—
Redemptions/repurchases	(6,037)	(95)	(6,577)	(3,208)
Accrued distributions	5	—	5	—
Liability at end of period	$180,913	$166,835	$180,913	$166,835

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

MRCS Contractual Year of Redemption	June 30, 2018	December 31, 2017
Year 1 (1)	$1,391	$7,963
Year 2	13	13
Year 3	73	—
Year 4	4,085	4,158
Year 5	23,163	—
Thereafter (2)	152,188	152,188
Total MRCS	$180,913	$164,322

(1)
Balances at June 30, 2018 and December 31, 2017 include $1,385 and $2,909, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their termination of memberships no later than February 19, 2021, in accordance with the Final Membership Rule.

The following table presents the distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2018	2017	2018	2017
Recorded as interest expense	$1,885	$1,756	$4,630	$3,509
Recorded as distributions from retained earnings	5	—	5	—
Total	$1,890	$1,756	$4,635	$3,509

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2017 Form 10-K. As presented in the following table, we were in compliance with those requirements at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$796,828	$3,115,981	$903,806	$2,998,422

Total regulatory capital-to-asset ratio	4.00%	4.83%	4.00%	4.81%
Total regulatory capital	$2,578,087	$3,115,981	$2,493,956	$2,998,422

Leverage ratio	5.00%	7.25%	5.00%	7.21%
Leverage capital	$3,222,609	$4,673,972	$3,117,445	$4,497,633

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, March 31, 2017	$62,224	$27,529	$(97)	$(9,607)	$80,049

OCI before reclassifications:
Net change in unrealized gains (losses)	14,854	990	—	—	15,844
Net change in fair value	—	85	—	—	85
Accretion of non-credit losses	—	—	6	—	6
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Non-credit portion of OTTI losses	—	73	38	—	111
Pension benefits, net	—	—	—	325	325
Total other comprehensive income (loss)	14,854	1,148	44	325	16,371

Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

Balance, March 31, 2018	$115,072	$29,353	$(53)	$(10,061)	$134,311

OCI before reclassifications:
Net change in unrealized gains (losses)	(12,581)	389	—	—	(12,192)
Net change in fair value	—	2,665	—	—	2,665
Accretion of non-credit losses	—	—	53	—	53
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(32,407)	—	—	(32,407)
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	(6,539)	(6,539)
Total other comprehensive income (loss)	(12,581)	(29,353)	53	(6,539)	(48,420)

Balance, June 30, 2018	$102,491	$—	$—	$(16,600)	$85,891

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	37,610	1,582	—	—	39,192
Net change in fair value	—	2	—	—	2
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Non-credit portion of OTTI losses	—	155	38	—	193
Pension benefits, net	—	—	—	653	653
Total other comprehensive income (loss)	37,610	1,739	50	653	40,052

Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	9,972	392	—	—	10,364
Net change in fair value	—	2,693	—	—	2,693
Accretion of non-credit losses	—	—	51	—	51
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(32,407)	—	—	(32,407)
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	(6,216)	(6,216)
Total other comprehensive income (loss)	9,972	(29,322)	51	(6,216)	(25,515)

Balance, June 30, 2018	$102,491	$—	$—	$(16,600)	$85,891

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$53,672	$16,231	$69,903	$47,255	$17,810	$65,065
Provision for (reversal of) credit losses	—	(357)	(357)	—	130	130
Other income (loss)	31,058	(750)	30,308	(3,329)	(504)	(3,833)
Other expenses	20,433	3,456	23,889	16,031	3,013	19,044
Income before assessments	64,297	12,382	76,679	27,895	14,163	42,058
Affordable Housing Program assessments	6,618	1,238	7,856	2,965	1,416	4,381
Net income	$57,679	$11,144	$68,823	$24,930	$12,747	$37,677

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$105,996	$34,038	$140,034	$88,791	$35,277	$124,068
Provision for (reversal of) credit losses	—	(461)	(461)	—	281	281
Other income (loss)	37,400	(905)	36,495	(7,003)	(495)	(7,498)
Other expenses	39,249	7,037	46,286	32,826	6,071	38,897
Income before assessments	104,147	26,557	130,704	48,962	28,430	77,392
Affordable Housing Program assessments	10,877	2,656	13,533	5,247	2,843	8,090
Net income	$93,270	$23,901	$117,171	$43,715	$25,587	$69,302

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2018	$53,563,749	$10,888,433	$64,452,182
December 31, 2017	51,992,565	10,356,341	62,348,906

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

	June 30, 2018
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$86,553	$86,553	$86,553	$—	$—	$—
Interest-bearing deposits	864,586	864,586	864,079	507	—	—
Securities purchased under agreements to resell	3,925,526	3,925,528	—	3,925,528	—	—
Federal funds sold	1,402,000	1,402,000	—	1,402,000	—	—
AFS securities	7,254,070	7,254,070	—	7,254,070	—	—
HTM securities	5,815,434	5,823,211	—	5,823,211	—	—
Advances	33,887,530	33,835,515	—	33,835,515	—	—
Mortgage loans held for portfolio, net	10,888,433	10,690,537	—	10,679,319	11,218	—
Accrued interest receivable	114,146	114,146	—	114,146	—	—
Derivative assets, net	142,149	142,149	—	271,622	—	(129,473)
Grantor trust assets (2)	22,016	22,016	22,016	—	—	—

Liabilities:
Deposits	568,590	568,590	—	568,590	—	—
Consolidated Obligations:
Discount notes	21,986,800	22,034,920	—	22,034,920	—	—
Bonds	38,123,550	37,961,289	—	37,961,289	—	—
Accrued interest payable	157,983	157,983	—	157,983	—	—
Derivative liabilities, net	4,859	4,859	—	96,241	—	(91,382)
MRCS	180,913	180,913	180,913	—	—	—

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

					Netting
June 30, 2018	Total	Level 1	Level 2	Level 3	Adjustments (1)
AFS securities:
GSE and TVA debentures	$4,267,337	$—	$4,267,337	$—	$—
GSE MBS	2,986,733	—	2,986,733	—	—
Total AFS securities	7,254,070	—	7,254,070	—	—
Derivative assets:
Interest-rate related	141,853	—	271,326	—	(129,473)
MDCs	296	—	296	—	—
Total derivative assets, net	142,149	—	271,622	—	(129,473)
Grantor trust assets (2)	22,016	22,016	—	—	—
Total assets at recurring estimated fair value	$7,418,235	$22,016	$7,525,692	$—	$(129,473)

Derivative liabilities:
Interest-rate related	$4,374	$—	$95,756	$—	$(91,382)
Interest-rate forwards	451	—	451	—	—
MDCs	34	—	34	—	—
Total derivative liabilities, net	4,859	—	96,241	—	(91,382)
Total liabilities at recurring estimated fair value	$4,859	$—	$96,241	$—	$(91,382)

Mortgage loans held for portfolio (3)	$1,911	$—	$—	$1,911	$—
Total assets at non-recurring estimated fair value	$1,911	$—	$—	$1,911	$—

December 31, 2017
AFS securities:
GSE and TVA debentures	$4,403,929	$—	$4,403,929	$—	$—
GSE MBS	2,506,295	—	2,506,295	—	—
Private-label RMBS	218,534	—	—	218,534	—
Total AFS securities	7,128,758	—	6,910,224	218,534	—
Derivative assets:
Interest-rate related	128,096	—	249,190	—	(121,094)
Interest-rate forwards	37	—	37	—	—
MDCs	73	—	73	—	—
Total derivative assets, net	128,206	—	249,300	—	(121,094)
Grantor trust assets (2)	21,698	21,698	—	—	—
Total assets at recurring estimated fair value	$7,278,662	$21,698	$7,159,524	$218,534	$(121,094)

Derivative liabilities:
Interest-rate related	$2,669	$—	$51,179	$—	$(48,510)
Interest-rate forwards	1	—	1	—	—
MDCs	48	—	48	—	—
Total derivative liabilities, net	2,718	—	51,228	—	(48,510)
Total liabilities at recurring estimated fair value	$2,718	$—	$51,228	$—	$(48,510)

Mortgage loans held for portfolio (4)	$2,637	$—	$—	$2,637	$—
Total assets at non-recurring estimated fair value	$2,637	$—	$—	$2,637	$—

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

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the six months ended June 30, 2018.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Level 3 Rollforward - AFS private-label RMBS	2018	2017	2018	2017
Balance, beginning of period	$207,222	$257,671	$218,534	$269,119
Total realized and unrealized gains (losses):
Net realized gains from sale of AFS securities	32,407	—	32,407	—
Accretion of credit losses in interest income	446	1,785	1,884	3,656
Net losses on changes in fair value in other income (loss)	—	(73)	—	(155)
Net change in fair value not in excess of cumulative non-credit losses in OCI	2,665	85	2,693	2
Unrealized gains (losses) in OCI	389	990	392	1,582
Reclassification of non-credit portion in OCI to other income (loss)	—	73	—	155
Purchases, issuances, sales and settlements:
Sales	(236,248)	—	(236,248)	—
Settlements	(6,881)	(16,268)	(19,662)	(30,096)
Balance, end of period	$—	$244,263	$—	$244,263

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$—	$1,712	$—	$3,501

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2018
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$225,245	$90,451	$315,696
Unused lines of credit (1)	1,057,701	—	1,057,701
Commitments to fund additional advances (2)	11,525	—	11,525
Commitments to fund or purchase mortgage loans, net (3)	199,379	—	199,379
Unsettled CO bonds, at par	55,000	—	55,000
Unsettled discount notes, at par	37,783	—	37,783

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Pledged Collateral. At June 30, 2018 and December 31, 2017, we had pledged cash collateral, at par, of $133,421 and $16,437, respectively, to counterparties and clearing agents. At June 30, 2018 and December 31, 2017, we had not pledged any securities as collateral.

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

	June 30, 2018		December 31, 2017
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$37,832	2%	$40,564	2%
Advances	467,400	1%	588,108	2%

The par values at June 30, 2018 reflect changes in the composition of directors' financial institutions effective January 1, 2018, due to changes in board membership resulting from the 2017 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended June 30,		Six Months Ended June 30,
Transactions with Directors' Financial Institutions	2018	2017	2018	2017
Net capital stock issuances (redemptions and repurchases)	$—	$2,364	$846	$3,574
Net advances (repayments)	4,400	77,100	(92,900)	64,851
Mortgage loan purchases	10,434	10,570	16,789	14,047

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to other FHLBanks.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans to other FHLBanks	2018	2017	2018	2017
Disbursements	$(100,000)	$—	$(400,000)	$—
Principal repayments	100,000	—	400,000	—

There were no borrowings from other FHLBanks during the three and six months ended June 30, 2018 or 2017. There were no loans to or borrowings from other FHLBanks outstanding at June 30, 2018 or December 31, 2017.

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

Due to our cooperative structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

We group our products and services within two operating segments: traditional and mortgage loans.

Economic Environment. The Bank’s financial performance is influenced by a number of regional and national economic and market factors, including the level and volatility of market interest rates, inflation or deflation, monetary policies, and the strength of housing markets.

By most measures, the domestic economy continued to run on all cylinders through the second quarter of 2018. Corporate earnings, boosted by margin growth and share repurchases, continued to post significant growth. Equity markets remained in solid growth territory, led by small cap and momentum stocks. Both the manufacturing and service sectors have continued to expand, and labor markets remained strong.

Led by accommodative monetary policy, low interest rates, and strong consumer demand, global economic growth and corporate earnings remained solid, though non-U.S. equity markets continued to lag domestic market returns. Tempering the solid economic news is the potential of a global trade war, as well as tight labor markets and other supply constraints. The fear or actuality of a trade war has the potential to slow capital expenditures and business investment. With respect to China, increased tariffs can potentially harm U.S. companies, particularly in manufacturing and technology, by way of raw material and supply chain disruptions, increased consumer costs, and depressed margins. Potential retaliatory tariffs are likely to target U.S. farmers, automobile manufacturers, and bourbon and spirits suppliers.

In the second quarter of 2018, real U.S Gross Domestic Product increased at a strong annualized pace of 4.1 percent, the highest growth rate since the third quarter of 2014. Strong business, government, and consumer spending boosted economic growth in the first half of 2018. Additionally, a surge in exports in anticipation of increased global trade tariffs helped lift 2nd quarter growth. Factors that dragged on domestic economic growth include declines in private inventory and residential fixed investment and flat gross private investment. From a fiscal policy perspective, the U.S. has relied on tax cuts, increased government spending, and deregulation to boost economic growth in the near-term. The June Institute for Supply Management ("ISM") manufacturing report posted the 110th consecutive month of expansion. Production, new order delivery, and order backlog have contributed to the growth. Overall consumption, defined as production and employment, has continued to expand despite survey respondents’ reports of labor, skill, and material shortages. The ISM Non-Manufacturing Business Activity Index increased in June as well, marking growth for the 107th consecutive month, with growth increasing at a faster pace in the 2nd quarter than in the prior two quarters. New orders were up 63.2 percent, 2.7 percentage points higher than the reading of 60.5 percent in May. Survey respondents continued to report optimism about business conditions and the overall economy, while noting concern relating to tariffs and capacity constraints.

Strength in the labor market continued, though wage growth remained relatively elusive. In June 2018, the national unemployment rate rose a 0.2 percentage point to 4.0 percent for the month, but declined from 4.3 percent in June 2017. Job growth continued in professional and business services, manufacturing, and health care, while the retail sector continued to shed jobs. According to the July 2018 Federal Reserve Beige Book report, most districts continued to report rising employment coupled with tight labor markets and firms reporting difficulty finding and retaining qualified workers. Several districts reported that labor constraints have begun limiting economic growth, leading employers to limit expansion and new projects as well as to take additional steps to hire and retain employees, including raising compensation. However, there is a wide disparity among sectors and between skilled versus unskilled labor. Many industries experienced near-term labor shortages. However, as the labor pool continued to become increasingly global, long-term wage pressures remained muted. As long as U.S. wages continue to be significantly higher than other market economies, downward pressure on real wages growth are likely to continue until we reach a relative global equilibrium. Both Indiana and Michigan have continued to show improvement in labor markets, in line with national figures. As of June 30, 2018, the unemployment rate in Michigan remains slightly above the national average at 4.5 percent, an improvement from 4.7 percent as of March 31, 2018. Indiana’s unemployment rate ticked up to 3.3 percent from 3.2 percent. However, this remains an improvement over year-end 2017 and over the second quarter 2017 and well below the national average.

The domestic economy has been the beneficiary of low interest rates and aggressive monetary stimulus. Over the past year, the Federal Reserve has raised the overnight federal funds rate by 75 bps (0.75 percent) with the target now at 2 percent. It has indicated that the economy is strong enough to continue to unwind quantitative easing activity and to continue to increase the overnight federal funds rate so that it can adjust rates lower during the next economic downturn if necessary. The Federal Reserve has also indicated the potential of at least two more rate hikes in 2018 and may continue to push rates higher (even if it means inverting the yield curve), given the low levels of unemployment and inflation at or above its target level of 2 percent. The yield on 10-year U.S. Treasury Notes has traded in a tight range between approximately 2.75 percent and 3.0 percent since January 2018. Interest rates have remained low due to a potential trade war, geo-political considerations and strong global demand for U.S. Treasury debt. While longer-term interest rates may increase with continued economic growth and price acceleration, the relatively stable longer-term yields, coupled with increases in short-term interest rates, indicate the potential for the yield curve to invert in the next several quarters. Historically, an inverted yield curve has been a strong predictor of slowing economic growth, potentially dampening the solid economic growth of the first half of 2018.

The housing market has remained solid, showing continued price growth and strong levels of new housing starts. According to Inside Mortgage Finance, mortgage originations rallied in the second quarter of 2018 with most lenders reporting solid gains after a slower start to the year. First-lien home loans originated during the second quarter were up 18.7 percent from the first three months of the year, bringing production in the first six months of 2018 to $820.0 billion, down 2.4 percent from the first half of 2017. New housing starts were 1.35 million units in June, up from 1.34 million units in May. Sales of existing homes were down 0.6 percent in June 2018 versus May 2018, and down 2.2 percent versus June 2017.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, all of which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low or negative, respectively, can have an unfavorable impact on our net interest margins.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets. Positive economic trends could drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our MPP Advantage. However, borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Statement of Condition:
Advances	$33,888	$32,965	$34,055	$32,953	$32,253
Mortgage loans held for portfolio, net	10,888	10,496	10,356	10,196	9,894
Cash and investments (1)	19,348	17,608	17,628	18,718	18,234

Total assets	64,452	61,392	62,349	62,178	60,712

Discount notes	21,987	19,556	20,358	22,381	21,036
CO bonds	38,123	37,779	37,896	35,902	35,282
Total consolidated obligations	60,110	57,335	58,254	58,283	56,318

MRCS	181	164	164	165	167

Capital stock	1,892	1,881	1,858	1,779	1,702
Retained earnings (2)	1,043	993	976	949	925
AOCI	86	135	112	103	96
Total capital	3,021	3,009	2,946	2,831	2,723

Statement of Income:
Net interest income	$70	$70	$70	$69	$65
Provision for credit losses	—	—	—	—	—
Other income (loss)	31	6	4	(3)	(4)
Other expenses	24	22	23	20	19
AHP assessments	8	6	5	5	4
Net income	$69	$48	$46	$41	$38

Selected Financial Ratios:
Net interest margin (3)	0.45%	0.46%	0.45%	0.45%	0.44%
Return on average equity (4)	6.20%	6.57%	6.46%	5.95%	5.77%
Return on average assets (4)	0.30%	0.31%	0.30%	0.26%	0.25%
Weighted average dividend rate (5)	4.25%	6.75%	4.25%	4.25%	4.25%
Dividend payout ratio (6)	28.50%	64.15%	40.05%	42.67%	41.98%
Total capital ratio (7)	4.69%	4.90%	4.72%	4.55%	4.49%
Total regulatory capital ratio (8)	4.83%	4.95%	4.81%	4.65%	4.60%
Average equity to average assets	4.83%	4.75%	4.57%	4.44%	4.41%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized, as appropriate.

(5)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, would be 41%, 67%, 46%, 46% and 50%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Comparative Highlights	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net interest income	$70	$65	$5	7%	$140	$124	$16	13%
Provision for credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	70	65	5	8%	140	124	16	13%
Other income (loss)	31	(4)	35		37	(7)	44
Other expenses	24	19	5		46	40	6
Income before assessments	77	42	35	82%	131	77	54	69%
AHP assessments	8	4	4		14	8	6
Net income	69	38	31	83%	117	69	48	69%
Total other comprehensive income (loss)	(48)	16	(64)		(25)	40	(65)
Total comprehensive income	$21	$54	$(33)	(62%)	$92	$109	$(17)	(16%)

The increase in net income for the three months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to the net realized gain of $32 million on the sale of all of the Bank's private-label RMBS and ABS. The increase in net income for the six months ended June 30, 2018 compared to the corresponding period in the prior year was primarily due to the net realized gain on the sale as well as higher net interest income and net gains on derivatives and hedging activities.

Changes in Financial Condition for the Six Months Ended June 30, 2018. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2018	December 31, 2017	$ Change	% Change
Advances	$33,888	$34,055	$(167)	—%
Mortgage loans held for portfolio, net	10,888	10,356	532	5%
Cash and investments (1)	19,348	17,628	1,720	10%
Other assets	328	310	18	6%
Total assets	$64,452	$62,349	$2,103	3%

Consolidated obligations	$60,110	$58,254	$1,856	3%
MRCS	181	164	17	10%
Other liabilities	1,140	985	155	16%
Total liabilities	61,431	59,403	2,028	3%
Capital stock	1,892	1,858	34	2%
Retained earnings (2)	1,043	976	67	7%
AOCI	86	112	(26)	(23%)
Total capital	3,021	2,946	75	3%
Total liabilities and capital	$64,452	$62,349	$2,103	3%

Total regulatory capital (3)	$3,116	$2,998	$118	4%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at June 30, 2018 and December 31, 2017 of $207 million and $183 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at June 30, 2018 compared to December 31, 2017 was primarily driven by an increase in short-term investments outstanding to enhance the Bank's liquidity position. The increase in total liabilities at June 30, 2018 compared to December 31, 2017 was attributable to a net increase in consolidated obligations to support the increase in the Bank's assets.

The increase in total capital at June 30, 2018 compared to December 31, 2017 was primarily a result of the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017.

Net Interest Income. The following tables presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,211	$24	1.80%	$5,045	$12	0.97%
Investment securities (2)	12,911	86	2.64%	12,634	57	1.83%
Advances (3)	32,701	177	2.18%	31,016	95	1.22%
Mortgage loans held for portfolio (3)	10,657	85	3.22%	9,738	78	3.23%
Other assets (interest-earning) (4)	951	4	1.63%	377	1	0.96%
Total interest-earning assets	62,431	376	2.41%	58,810	243	1.66%
Other assets (5)	467			420
Total assets	$62,898			$59,230

Liabilities and Capital:
Interest-bearing deposits	$658	3	1.60%	$555	1	0.78%
Discount notes	20,744	90	1.74%	20,390	42	0.82%
CO bonds (3)	37,781	211	2.24%	34,786	134	1.55%
MRCS	182	2	4.17%	167	1	4.22%
Total interest-bearing liabilities	59,365	306	2.07%	55,898	178	1.28%
Other liabilities	497			722
Total capital	3,036			2,610
Total liabilities and capital	$62,898			$59,230

Net interest income		$70			$65

Net spread on interest-earning assets less interest-bearing liabilities			0.34%			0.38%

Net interest margin (6)			0.45%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,991	$41	1.65%	$4,956	$21	0.84%
Investment securities (2)	12,937	161	2.50%	12,443	107	1.74%
Advances (3)	32,972	321	1.97%	29,553	169	1.15%
Mortgage loans held for portfolio (3)	10,542	169	3.24%	9,655	154	3.22%
Other assets (interest-earning) (4)	946	7	1.51%	323	2	1.14%
Total interest-earning assets	62,388	699	2.26%	56,930	453	1.61%
Other assets (5)	461			468
Total assets	$62,849			$57,398

Liabilities and Capital:
Interest-bearing deposits	$634	5	1.47%	$560	2	0.66%
Discount notes	20,667	160	1.57%	19,097	67	0.71%
CO bonds (3)	37,879	389	2.07%	34,324	257	1.51%
MRCS	173	5	5.41%	168	3	4.22%
Total interest-bearing liabilities	59,353	559	1.90%	54,149	329	1.23%
Other liabilities	486			706
Total capital	3,010			2,543
Total liabilities and capital	$62,849			$57,398

Net interest income		$140			$124

Net spread on interest-earning assets less interest-bearing liabilities			0.36%			0.38%

Net interest margin (6)			0.45%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Annualized.

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

The increase in net interest income for the three and six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to asset growth.

Yields. The average yield on total interest-earning assets for the three months ended June 30, 2018 was 2.41%, an increase of 75 bps compared to the corresponding period in 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The average cost of total interest-bearing liabilities was 2.07%, an increase of 79 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.34% for the three months ended June 30, 2018 from 0.38% for the corresponding period in 2017.

The average yield on total interest-earning assets for the six months ended June 30, 2018 was 2.26%, an increase of 65 bps compared to the corresponding period in 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The average cost of total interest-bearing liabilities was 1.90%, an increase of 67 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.36% for the six months ended June 30, 2018 from 0.38% for the corresponding period in 2017.

Average Balances. The average balances of interest-earning assets for the three and six months ended June 30, 2018 increased compared to the corresponding period in 2017, largely due to advances and, to a lesser extent, mortgage loans. The average balance of advances outstanding increased for the three and six months ended June 30, 2018 by 5% and 12%, respectively, generally driven by member funding needs. The average outstanding balance of mortgage loans held for portfolio increased by 9% for both the three and six months ended June 30, 2018, due to strong demand by our members for MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The changes in the provision for credit losses for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 were insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2018	2017	2018	2017
Total OTTI losses	$—	$—	$—	$—
Non-credit portion reclassified to (from) other comprehensive income	—	—	—	—
Net OTTI credit losses	—	—	—	—
Net realized gains from sale of available-for-sale securities	32	—	32	—
Net realized losses from sale of held-to-maturity securities	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(3)	(5)	3	(9)
Other	2	1	2	2
Total other income (loss)	$31	$(4)	$37	$(7)

The increase in total other income for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 was primarily due to the gain on the sale of all of our private-label RMBS and ABS. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities and Note 5 - Held-to-Maturity Securities for additional information.

Net Gains (Losses) on Derivatives and Hedging Activities. For the hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, resulted in a net loss of $1 million and a net gain $7 million for the three and six months ended June 30, 2018, respectively, compared to a net loss of $4 million and $8 million for the corresponding periods in 2017. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility.

To the extent those hedges did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, only the change in the fair value of the derivative was recorded in earnings with no offsetting change in the fair value of the hedged item. For the derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives were recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $1 million and $2 million for the three and six months ended June 30, 2018, respectively, compared to a net loss of $1 million for each of the corresponding periods in 2017.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended June 30, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$(2)	$—	$—	$(2)
Net interest settlements (2)	14	4	—	(12)	—	—	6
Total net interest income	14	4	—	(14)	—	—	4

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	—	—	(1)	—	—	(1)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	—	(1)
Other (4)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives and hedging activities	—	—	(1)	(1)	—	(1)	(3)

Total net effect of derivatives and hedging activities	$14	$4	$(1)	$(15)	$—	$(1)	$1

Three Months Ended June 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$—	$—	$—	$—
Net interest settlements (2)	(9)	(14)	—	5	—	—	(18)
Total net interest income	(9)	(14)	—	5	—	—	(18)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(2)	—	(1)	—	—	(4)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)	(2)	(1)	(1)	—	—	(5)

Total net effect of derivatives and hedging activities	$(10)	$(16)	$(1)	$4	$—	$—	$(23)

Six Months Ended June 30, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$(2)	$—	$—	$(2)
Net interest settlements (2)	15	1	—	(11)	—	—	5
Total net interest income	15	1	—	(13)	—	—	3

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	4	3	—	—	—	—	7
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	(1)	—	—	(2)
Other (4)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives and hedging activities	4	3	(1)	(1)	—	(2)	3

Total net effect of derivatives and hedging activities	$19	$4	$(1)	$(14)	$—	$(2)	$6

Six Months Ended June 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(20)	(31)	—	8	—	—	(43)
Total net interest income	(20)	(30)	—	8	—	—	(42)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	—	(5)	—	(3)	—	—	(8)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	—	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	(5)	(1)	(3)	—	—	(9)

Total net effect of derivatives and hedging activities	$(20)	$(35)	$(1)	$5	$—	$—	$(51)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2018	2017	2018	2017
Compensation and benefits	$13	$10	$26	$23
Other operating expenses	7	6	13	12
Finance Agency and Office of Finance expenses	2	2	4	4
Other	2	1	3	1
Total other expenses	$24	$19	$46	$40

The increase in total other expenses for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 was primarily due to increases in compensation and benefits, primarily driven by salary increases and higher head count.

Total Other Comprehensive Income (Loss). Total OCI for the three and six months ended June 30, 2018 consisted substantially of the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS. Total OCI for the three and six months ended June 30, 2017 consisted substantially of unrealized gains on non-OTTI AFS securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2018	2017	2018	2017
Net interest income	$54	$47	$106	$89
Provision for credit losses	—	—	—	—
Other income (loss)	31	(4)	37	(7)
Other expenses	20	16	39	34
Income before assessments	65	27	104	48
AHP assessments	7	2	11	5
Net income	$58	$25	$93	$43

The increase in net income for the traditional segment for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 was primarily due to the net realized gain of $32 million on the sale of all of the Bank's private-label RMBS and ABS as well as higher net interest income, primarily due to an increase in the average balances of advances outstanding, and net gains on derivatives and hedging activities.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2018	2017	2018	2017
Net interest income	$16	$18	$34	$35
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	—
Other expenses	4	3	7	6
Income before assessments	12	15	27	29
AHP assessments	1	2	3	3
Net income	$11	$13	$24	$26

The decrease in net income for the mortgage loans segment for the three and six months ended June 30, 2018 compared to the corresponding periods in 2017 was due to lower net interest income, due primarily to lower interest spreads.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2018		December 31, 2017
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$33,888	52%	$34,055	55%
Mortgage loans held for portfolio, net	10,888	17%	10,356	17%
Cash and short-term investments	6,279	10%	4,601	7%
Investment securities	13,069	21%	13,027	21%
Other assets (1)	328	—%	310	—%
Total assets	$64,452	100%	$62,349	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $64.5 billion as of June 30, 2018, a net increase of $2.1 billion or 3% compared to December 31, 2017, driven primarily by an increase in short-term investments to enhance the Bank's liquidity position. The mix of our total assets changed slightly, primarily due to the increase in short-term investments.

Advances. Advances at carrying value totaled $33.9 billion at June 30, 2018, a net decrease of $167 million or 0.5% compared to December 31, 2017. This decrease was primarily due to a decline in short-term advances outstanding.

Advances to depository members - comprising commercial banks, savings institutions and credit unions - increased by 0.3%. Advances to insurance company members decreased by 2%. Advances to depository institutions, as a percent of total advances outstanding, increased from 55% at December 31, 2017 to 56% at June 30, 2018, while advances to all insurance companies decreased from 45% to 44% at those dates.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2018		December 31, 2017
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,889	47%	$15,818	46%
Credit unions	2,892	8%	2,901	9%
Total depository institutions	18,781	55%	18,719	55%

Insurance companies:
Captive insurance companies (1)	2,920	9%	3,020	9%
Other insurance companies	12,128	35%	12,389	36%
Total insurance companies	15,048	44%	15,409	45%

Total members	33,829	99%	34,128	100%

Former members	301	1%	41	—%

Total advances	$34,130	100%	$34,169	100%

(1)	Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 7 - Advances in the 2017 Form 10-K.

The table below presents advances outstanding by interest-rate payment terms ($ amounts in millions).

	June 30, 2018		December 31, 2017
Interest-Rate Payment Terms	Par Value	% of Total	Par Value	% of Total
Fixed-rate	$25,079	73%	$25,133	73%
Variable-rate	9,051	27%	9,036	27%
Total advances	$34,130	100%	$34,169	100%

Our advance portfolio includes callable or prepayable and putable advances. For prepayable advances, the advance can be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance. Ignoring lockout dates, callable or prepayable advances totaled $8.9 billion, or 26%, of advances outstanding, at par, at both June 30, 2018 and December 31, 2017.

Advances due in one year or less decreased from 50% of the total outstanding, at par, at December 31, 2017 to 48% of the total outstanding, at par, at June 30, 2018, reflecting members' decreased demand for short-term funding. See Note 6 - Advances for additional information.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2018		December 31, 2017
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$9,271	87%	$8,608	85%
Conventional Original	759	7%	850	8%
FHA	337	3%	361	4%
Total MPP	10,367	97%	9,819	97%

MPF Program:
Conventional	225	2%	243	2%
Government	57	1%	62	1%
Total MPF Program	282	3%	305	3%

Total mortgage loans held for portfolio	$10,649	100%	$10,124	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease as all purchases are now under MPP Advantage.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $4 million at June 30, 2018 and $5 million at December 31, 2017. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at June 30, 2018 and December 31, 2017, respectively. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

During the third quarter of 2017, major hurricanes caused substantial damage to property in several states on the southeastern coasts of the United States. We analyzed the potential impact of the hurricanes on the Bank’s mortgage loans held for portfolio, including the allowance for loan losses. Because all or a portion of any incurred losses would be covered by the credit enhancements in place and because there is no concentration of the Bank's loans in the affected states, we did not record any additional allowance for loan losses as of June 30, 2018, and we do not expect that any net losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	June 30, 2018	December 31, 2017	Change
Cash and short-term investments:
Cash and due from banks	$86	$55	$31
Interest-bearing deposits	865	660	205
Securities purchased under agreements to resell	3,926	2,606	1,320
Federal funds sold	1,402	1,280	122
Total cash and short-term investments	6,279	4,601	1,678

Investment securities:
AFS securities:
GSE and TVA debentures	4,267	4,404	(137)
GSE MBS	2,987	2,507	480
Private-label RMBS	—	218	(218)
Total AFS securities	7,254	7,129	125

HTM securities:
Other U.S. obligations - guaranteed MBS	3,279	3,299	(20)
GSE MBS	2,536	2,553	(17)
Private-label RMBS and ABS	—	46	(46)
Total HTM securities	5,815	5,898	(83)

Total investment securities	13,069	13,027	42

Total cash and investments, carrying value	$19,348	$17,628	$1,720

Cash and Short-Term Investments. Cash and short-term investments totaled $6.3 billion at June 30, 2018, an increase of 36% compared to December 31, 2017, due to the Bank's enhancement of its liquidity position in light of the potential issuance of new liquidity requirements or guidance in the future. Cash and short-term investments as a percent of total assets were 10% at June 30, 2018 compared to 7% at December 31, 2017.

Investment Securities. During the three months ended June 30, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS.

AFS securities totaled $7.3 billion at June 30, 2018, a net increase of 2% compared to $7.1 billion at December 31, 2017. The increase resulted from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $102 million at June 30, 2018, a decrease of $19 million compared to December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $5.8 billion at June 30, 2018, relatively unchanged from $5.9 billion at December 31, 2017. At June 30, 2018, the estimated fair value of our HTM securities totaled $5.8 billion, of which $1.8 billion was in an unrealized loss position, a decrease of 34% from $2.8 billion at December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses increased from $12 million at December 31, 2017 to $20 million at June 30, 2018.

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

	June 30, 2018		December 31, 2017
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,206	59%	$4,357	62%
MBS:
Fixed-rate	2,946	41%	2,463	35%
Variable-rate	—	—%	187	3%
Total MBS	2,946	41%	2,650	38%

Total AFS securities	$7,152	100%	$7,007	100%

HTM Securities:
MBS and ABS:
Fixed-rate	$1,051	18%	$1,141	19%
Variable-rate	4,764	82%	4,757	81%
Total MBS and ABS	5,815	100%	5,898	100%

Total HTM securities	$5,815	100%	$5,898	100%

The mix of fixed- vs. variable-rate securities at June 30, 2018 was slightly different compared to December 31, 2017, primarily due to the sale of our private-label RMBS. In addition, substantially all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $61.4 billion at June 30, 2018, a net increase of 3% compared to December 31, 2017, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $569 million at June 30, 2018, an increase of 1% compared to December 31, 2017. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at June 30, 2018 totaled $60.1 billion, a net increase of $1.9 billion or 3% from December 31, 2017. This increase supported the increase in the Bank's assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2018		December 31, 2017
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,035	36%	$20,394	35%
CO bonds	15,447	26%	14,021	24%
Total due in 1 year or less	37,482	62%	34,415	59%
Long-term CO bonds	22,863	38%	23,962	41%
Total consolidated obligations	$60,345	100%	$58,377	100%

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

Hedged Item	June 30, 2018	December 31, 2017
Advances	$12,942	$11,296
Investments	8,230	7,238
Mortgage loans	1,024	144
CO bonds	16,129	13,524
Discount notes	495	298
Total notional	$38,820	$32,500

Total Capital. Total capital at June 30, 2018 was $3.0 billion, a net increase of $75 million or 3% compared to December 31, 2017. This increase was primarily a result of the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2018	December 31, 2017
Capital stock	63%	63%
Retained earnings	34%	33%
AOCI	3%	4%
Total GAAP capital	100%	100%

The components of GAAP capital were relatively unchanged at June 30, 2018 compared to December 31, 2017.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2018	December 31, 2017
Total GAAP capital	$3,021	$2,946
Exclude: AOCI	(86)	(112)
Add: MRCS	181	164
Total regulatory capital	$3,116	$2,998

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $6.3 billion at June 30, 2018. During the first six months of 2018, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $188.0 billion.

As discussed in Item 1A. Risk Factors in our 2017 Form 10-K, issuance of new liquidity requirements or guidance in the future could substantially change the amount and characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash provided by operating activities was $292 million for the six months ended June 30, 2018, compared to $115 million for the six months ended June 30, 2017. The increase was primarily due to the impact of the change in the legal characterization of variation margin payments to be daily settled contracts.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	June 30, 2018		December 31, 2017
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$958	46%	$945	47%
Credit unions	253	12%	240	12%
Total depository institutions	1,211	58%	1,185	59%
Insurance companies	681	33%	673	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,892	91%	1,858	92%

MRCS:
Captive insurance companies (1)	152	7%	152	7%
Former members (2)	29	2%	12	1%
Total MRCS	181	9%	164	8%

Total regulatory capital stock	$2,073	100%	$2,022	100%

(1)	Memberships must terminate no later than February 19, 2021.

(2)
Balances at June 30, 2018 and December 31, 2017 include $1 million and $3 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	June 30, 2018	December 31, 2017
Member capital stock not subject to outstanding redemption requests	$351	$302
Member capital stock subject to outstanding redemption requests	5	4
MRCS	41	31
Total excess capital stock	$397	$337

Excess stock as a percentage of regulatory capital stock	19%	17%

The increase in excess stock during the six months ended June 30, 2018 resulted primarily from the fluctuations in advances outstanding.

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at June 30, 2018 was 0.6% of our total assets. Therefore, subject to these regulatory limitations, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so.

Capital Distributions. On July 26, 2018, our board of directors declared a cash dividend of 4.50% (annualized) on our Class B-1 capital stock and 3.60% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at June 30, 2018 and December 31, 2017 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2018	December 31, 2017
Credit risk	$296	$360
Market risk	317	336
Operations risk	184	208
Total risk-based capital requirement	$797	$904

Permanent capital	$3,116	$2,998

The decrease in the total risk-based capital requirement was primarily caused by a decrease in the credit risk component as a result of the sale of our private-label RMBS portfolio. Our permanent capital at June 30, 2018 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At June 30, 2018, principal previously paid in full by our MPP servicers totaling $3 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K. For information on additional commitments and contingencies, see Notes to Financial Statements - Note 16 - Commitments and Contingencies.

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

As part of our loan loss analysis at December 31, 2017, we considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $3.1 million. However, such increase would be substantially offset by credit enhancements. Based upon subsequent changes in underlying collateral values, we would not expect this amount to have significantly changed at June 30, 2018. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment.

During the three months ended June 30, 2018, we sold all of our investments in private-label RMBS and ABS. Therefore, we did not have any OTTI-related credit losses recognized in earnings and did not run a more stressful scenario at June 30, 2018.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our financial condition, results of operations or cash flows.

Legislative and Regulatory Developments.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by the FRB. On June 14, 2018, the FRB voted to pass a final rule establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies in the United States. These entities are considered to be "covered companies" under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule. Under the final rule, a covered company may not have aggregate net credit exposure to an FHLBank and, in certain cases, "economically interdependent" entities in excess of 25% of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included toward a covered company's net credit exposure are its investment in FHLBank capital stock and debt instruments; deposits with an FHLBank; FHLBank-issued letters of credit where a covered company is the named beneficiary; and other obligations to an FHLBank, including repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the FRB will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the global systemically important bank holding companies) until January 1, 2020 to comply; all other covered companies have until July 1, 2020 to comply.

We are studying the final rule. However, we do not believe the rule will affect our financial condition or results of operations.

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

Advances and Other Credit Products. As of June 30, 2018 and December 31, 2017, advances to our insurance company members represented 44% and 45%, respectively, of our total advances, at par. The initial borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets less money borrowed. As of June 30, 2018, no insurance company member had total credit products outstanding in excess of this threshold.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of June 30, 2018, one such captive insurance company member's total credit products previously outstanding exceeded the percentage limit. Therefore, no new or renewed credit extensions have been made to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2018, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 42% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.
Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

June 30, 2018	AA	A	Total
Domestic	$—	$864	$864
Sweden	602	—	602
Australia	800	—	800
Total unsecured credit exposure	$1,402	$864	$2,266

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments totaled 287% of total regulatory capital at June 30, 2018. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
June 30, 2018	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$864	$—	$—	$865
Securities purchased under agreements to resell	—	3,926	—	—	—	3,926
Federal funds sold	—	1,402	—	—	—	1,402
Total short-term investments	—	5,329	864	—	—	6,193
Long-term investments:
GSE and TVA debentures	—	4,267	—	—	—	4,267
GSE MBS	—	5,523	—	—	—	5,523
Other U.S. obligations - guaranteed RMBS	—	3,279	—	—	—	3,279
Total long-term investments	—	13,069	—	—	—	13,069

Total investments, carrying value	$—	$18,398	$864	$—	$—	$19,262

Percentage of total	—%	96%	4%	—%	—%	100%

December 31, 2017
Short-term investments:
Interest-bearing deposits	$—	$—	$660	$—	$—	$660
Securities purchased under agreements to resell	—	2,606	—	—	—	2,606
Federal funds sold	—	780	500	—	—	1,280
Total short-term investments	—	3,386	1,160	—	—	4,546
Long-term investments:
GSE and TVA debentures	—	4,404	—	—	—	4,404
GSE MBS	—	5,060	—	—	—	5,060
Other U.S. obligations - guaranteed RMBS	—	3,299	—	—	—	3,299
Private-label RMBS and ABS	—	4	16	2	242	264
Total long-term investments	—	12,767	16	2	242	13,027

Total investments, carrying value	$—	$16,153	$1,176	$2	$242	$17,573

Percentage of total	—%	92%	7%	—%	1%	100%

During the three months ended June 30, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS, substantially all of which were rated below investment grade.

Mortgage Loans Held for Portfolio. The following table presents a breakdown of the activity in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$7	$146	$153	$8	$123	$131
Additions	—	8	8	—	6	6
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	—	—	—	—	—
Liability, end of period	$7	$154	$161	$8	$129	$137

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$7	$142	$149	$8	$118	$126
Additions	—	13	13	—	11	11
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	(1)	(1)	—	—	—
Liability, end of period	$7	$154	$161	$8	$129	$137

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2018	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$297	$8	$—	$8
Uncleared derivatives - A	12,755	175	(170)	5
Uncleared derivatives - BBB	40	1	(1)	—
Cleared derivatives (1)	14,430	2	120	122
Liability positions with credit exposure
Cleared derivatives (1)	8,716	(1)	8	7
Total derivative positions with credit exposure to non-member counterparties	36,238	185	(43)	142
Total derivative positions with credit exposure to member institutions (2)	134	—	—	—
Subtotal - derivative positions with credit exposure	36,372	$185	$(43)	$142
Derivative positions without credit exposure	2,448
Total derivative positions	$38,820

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	VaR
June 30, 2018	$317
December 31, 2017	336

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

June 30, 2018	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,401	$3,320	$3,252	$3,167	$3,144
Percent change in MVE from base	4.6%	2.1%	0%	(2.6)%	(3.3)%
MVE/Book value of equity (2)	106.2%	103.7%	101.6%	98.9%	98.2%
Duration of equity (3)	2.4	2.0	2.5	1.9	0.3

December 31, 2017
MVE	$3,302	$3,200	$3,096	$3,001	$2,895
Percent change in MVE from base	6.7%	3.4%	0%	(3.1)%	(6.5)%
MVE/Book value of equity (2)	106.2%	102.9%	99.5%	96.5%	93.1%
Duration of equity (3)	2.3	3.7	2.9	3.4	3.7

(1)	Given the current low interest rate environment, we adjusted the downward rate shocks to prevent the assumed interest rate from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2017 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.08% and 0.10% at June 30, 2018 and December 31, 2017, respectively.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2017 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of June 30, 2018, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures and other internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can only be reasonable assurance that any design will succeed in achieving its stated goals under all potential future conditions. Additionally, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 9, 2018	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 9, 2018	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

August 9, 2018	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer