Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Indianapolis
filed 2018-11-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
☐  Yes            ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2018
Class B Stock, par value $100	20,787,708

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2018	December 31, 2017
Assets:
Cash and due from banks	$115,619	$55,269
Interest-bearing deposits	1,370,790	660,342
Securities purchased under agreements to resell	3,171,348	2,605,460
Federal funds sold	3,398,000	1,280,000
Available-for-sale securities (Notes 3 and 5)	7,430,027	7,128,758
Held-to-maturity securities (estimated fair values of $5,808,391 and $5,919,299, respectively) (Notes 4 and 5)	5,810,492	5,897,668
Advances (Note 6)	33,566,891	34,055,064
Mortgage loans held for portfolio, net of allowance for loan losses of $(600) and $(850), respectively (Notes 7 and 8)	11,294,203	10,356,341
Accrued interest receivable	115,638	105,314
Premises, software, and equipment, net	36,132	36,795
Derivative assets, net (Note 9)	124,155	128,206
Other assets	38,462	39,689

Total assets	$66,471,757	$62,348,906

Liabilities:
Deposits	$484,167	$564,799
Consolidated obligations (Note 10):
Discount notes	22,649,814	20,358,157
Bonds	39,563,644	37,895,653
Total consolidated obligations, net	62,213,458	58,253,810
Accrued interest payable	166,942	135,691
Affordable Housing Program payable (Note 11)	37,475	32,166
Derivative liabilities, net (Note 9)	2,451	2,718
Mandatorily redeemable capital stock (Note 12)	164,434	164,322
Other liabilities	345,859	249,894
Total liabilities	63,414,786	59,403,400

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 19,000,804 and 18,566,388, respectively	1,900,080	1,856,639
Class B-2 issued and outstanding shares: 6,169 and 11,271, respectively	617	1,127
Total capital stock	1,900,697	1,857,766
Retained earnings:
Unrestricted	845,922	792,783
Restricted	214,782	183,551
Total retained earnings	1,060,704	976,334
Total accumulated other comprehensive income (Note 13)	95,570	111,406
Total capital	3,056,971	2,945,506

Total liabilities and capital	$66,471,757	$62,348,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Interest Income:
Advances	$197,145	$111,513	$518,682	$280,412
Prepayment fees on advances, net	118	1,077	120	1,179
Interest-bearing deposits	5,801	924	12,880	1,895
Securities purchased under agreements to resell	19,868	1,329	40,680	5,034
Federal funds sold	15,239	13,844	35,160	30,874
Available-for-sale securities	52,071	32,590	140,561	86,309
Held-to-maturity securities	39,258	32,932	111,298	86,810
Mortgage loans held for portfolio	90,561	79,295	259,690	233,575
Other interest income, net	—	534	17	1,385
Total interest income	420,061	274,038	1,119,088	727,473

Interest Expense:
Consolidated obligation discount notes	113,705	54,701	274,162	121,955
Consolidated obligation bonds	228,610	147,521	617,906	404,294
Deposits	2,932	1,324	7,542	3,155
Mandatorily redeemable capital stock	1,927	1,768	6,557	5,277
Total interest expense	347,174	205,314	906,167	534,681

Net interest income	72,887	68,724	212,921	192,792
Provision for (reversal of) credit losses	102	(90)	(359)	191

Net interest income after provision for credit losses	72,785	68,814	213,280	192,601

Other Income (Loss):
Total other-than-temporary impairment losses	—	—	—	—
Non-credit portion reclassified to (from) other comprehensive income, net	—	(14)	—	(207)
Net other-than-temporary impairment losses, credit portion	—	(14)	—	(207)
Net realized gains from sale of available-for-sale securities	—	—	32,407	—
Net realized losses from sale of held-to-maturity securities	—	—	(45)	—
Net gains (losses) on derivatives and hedging activities	(8,160)	(3,745)	(5,216)	(12,830)
Service fees	278	232	783	694
Standby letters of credit fees	123	130	414	535
Other, net (Note 16)	931	409	1,324	1,322
Total other income (loss)	(6,828)	(2,988)	29,667	(10,486)

Other Expenses:
Compensation and benefits	12,306	11,226	38,164	33,012
Other operating expenses	7,216	6,813	20,566	18,833
Federal Housing Finance Agency	853	785	2,616	2,388
Office of Finance	1,078	804	3,509	2,813
Other	975	727	3,859	2,206
Total other expenses	22,428	20,355	68,714	59,252

Income before assessments	43,529	45,471	174,233	122,863

Affordable Housing Program assessments	4,546	4,724	18,079	12,814

Net income	$38,983	$40,747	$156,154	$110,049

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Net income	$38,983	$40,747	$156,154	$110,049

Other Comprehensive Income (Loss):

Net change in unrealized gains on available-for-sale securities	9,043	5,007	19,015	42,617

Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	—	1,623	(29,322)	3,362

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	4	51	54

Pension benefits, net	636	340	(5,580)	993

Total other comprehensive income (loss)	9,679	6,974	(15,836)	47,026

Total comprehensive income	$48,662	$47,721	$140,318	$157,075

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2017 and 2018
(Unaudited, $ amounts and shares in thousands)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			88,039	22,010	110,049	47,026	157,075

Proceeds from issuance of capital stock	2,866	286,585					286,585

Cash dividends on capital stock (4.25% annualized)			(48,769)		(48,769)		(48,769)

Balance, September 30, 2017	17,792	$1,779,166	$774,252	$174,275	$948,527	$103,394	$2,831,087

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			124,923	31,231	156,154	(15,836)	140,318

Proceeds from issuance of capital stock	696	69,686					69,686
Repurchase/redemption of capital stock	—	(32)					(32)
Shares reclassified to mandatorily redeemable capital stock, net	(267)	(26,723)					(26,723)

Distributions on mandatorily redeemable capital stock			(38)		(38)		(38)

Cash dividends on capital stock (5.16% annualized)			(71,746)		(71,746)		(71,746)

Balance, September 30, 2018	19,007	$1,900,697	$845,922	$214,782	$1,060,704	$95,570	$3,056,971

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$156,154	$110,049
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	50,484	57,454
Changes in net derivative and hedging activities	188,223	376
Net other-than-temporary impairment losses, credit portion	—	207
Provision for (reversal of) credit losses	(359)	191
Net realized gains from sale of available-for-sale securities	(32,407)	—
Net realized losses from sale of held-to-maturity securities	45	—
Changes in:
Accrued interest receivable	(17,242)	(3,327)
Other assets	1,290	232
Accrued interest payable	31,439	17,557
Other liabilities	49,796	19,193
Total adjustments, net	271,269	91,883

Net cash provided by operating activities	427,423	201,932

Investing Activities:
Net change in:
Interest-bearing deposits	(704,317)	(166,306)
Securities purchased under agreements to resell	(565,888)	(939,389)
Federal funds sold	(2,118,000)	(1,185,000)
Available-for-sale securities:
Proceeds from maturities	80,172	942,491
Proceeds from sales	203,841	—
Purchases	(773,346)	(1,910,989)
Held-to-maturity securities:
Proceeds from maturities	755,770	920,737
Proceeds from sales	41,226	—
Purchases	(712,272)	(911,505)
Advances:
Principal repayments	250,517,838	192,773,340
Disbursements to members	(250,185,035)	(197,645,975)
Mortgage loans held for portfolio:
Principal collections	910,622	911,928
Purchases from members	(1,874,800)	(1,637,664)
Purchases of premises, software, and equipment	(3,989)	(3,173)
Loans to other Federal Home Loan Banks:
Principal repayments	400,000	—
Disbursements	(400,000)	—

Net cash used in investing activities	(4,428,178)	(8,851,505)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Financing Activities:
Changes in deposits	38,839	(40,952)
Net payments on derivative contracts with financing elements	(2,242)	(17,358)
Net proceeds from issuance of consolidated obligations:
Discount notes	254,190,275	161,660,654
Bonds	13,074,648	17,978,166
Payments for matured and retired consolidated obligations:
Discount notes	(251,909,384)	(156,102,609)
Bonds	(11,302,290)	(15,538,310)
Proceeds from issuance of capital stock	69,686	286,585
Payments for redemption/repurchase of capital stock	(32)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(26,649)	(4,882)
Dividend payments on capital stock	(71,746)	(48,769)

Net cash provided by financing activities	4,061,105	8,172,525

Net increase (decrease) in cash and due from banks	60,350	(477,048)

Cash and due from banks at beginning of period	55,269	546,612

Cash and due from banks at end of period	$115,619	$69,564

Supplemental Disclosures:
Interest payments	$841,065	$497,055
Purchases of securities, traded but not yet settled	44,583	17,034
Affordable Housing Program payments	12,770	11,604
Capitalized interest on certain held-to-maturity securities	3,480	1,669
Par value of shares reclassified to mandatorily redeemable capital stock, net	26,723	—

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

Our significant accounting policies and certain other disclosures are set forth in our 2017 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2018. However, see Note 2 - Recently Adopted and Issued Accounting Guidance.

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

These amendments were adopted on a retrospective basis effective beginning on January 1, 2018. As a result, the amount of interest payments as reported in the supplemental disclosures increased for the nine months ended September 30, 2017 by $101,253. The adoption of these amendments had no effect on our financial condition, results of operations or cash flows.

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

These amendments were effective for our interim and annual periods beginning on January 1, 2018. The adoption of these amendments had no effect on our financial condition, results of operations, or cash flows. However, the amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost on the income statement, which resulted in a reclassification from compensation and benefits to other expenses for the non-service components for the three and nine months ended September 30, 2017 of $526 and $1,500, respectively.

Recently Issued Accounting Guidance.

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

This guidance is effective for the interim and annual periods beginning on January 1, 2019. As amended, the guidance allows lessors and lessees to recognize and measure leases at the adoption date by recognizing a cumulative-effect adjustment directly to retained earnings. Upon adoption, we will report higher assets and liabilities as a result of including right-of-use assets and lease liabilities on the statement of condition, but its effect on our financial condition, results of operations, and cash flows would not currently be material.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

This guidance is effective for the interim and annual periods beginning on January 1, 2019. Its adoption would currently have no effect on our financial condition, results of operations, or cash flows. However, the amended presentation and disclosure guidance will result in a prospective reclassification on the income statement of the change in fair value of hedging instruments and related hedged items in fair value hedging relationships from other income to interest income.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). On August 28, 2018, the FASB issued guidance to update the disclosure requirements for fair value measurement. These amendments were issued as part of the FASB's disclosure framework project and are intended to improve disclosure effectiveness.

The guidance is effective for the interim and annual periods beginning on January 1, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. The adoption may have an effect on our disclosures, but will not have any effect on our financial condition, results of operations, or cash flows.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). On August 28, 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These amendments were issued as part of the FASB's disclosure framework project and are intended to improve disclosure effectiveness.

The guidance is effective for the annual period ended December 31, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. The adoption may have an effect on our disclosures, but will not have any effect on our financial condition, results of operations, or cash flows.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). On August 29, 2018, the FASB issued guidance on implementation costs incurred in a hosting arrangement as a service contract. The amendments align the requirements for capitalizing such costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.

This guidance is effective for the interim and annual periods beginning on January 1, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. We are in the process of evaluating this guidance, but we currently do not expect its effect on our financial condition, results of operations, or cash flows to be material.

Inclusion of the Secured Overnight Financing Rate (SOFR) OIS Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16). On October 25, 2018, to facilitate the LIBOR to SOFR transition, the FASB issued guidance permitting the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes.

This guidance is effective for the interim and annual periods beginning on January 1, 2019, concurrent with the adoption of ASU 2017-12. We are in the process of evaluating the impact that this guidance may have on our hedging strategies, but we currently do not expect its effect on our financial condition, results of operations, or cash flows to be material.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 3 - Available-for-Sale Securities

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
September 30, 2018	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,173,432	$—	$58,136	$—	$4,231,568
GSE MBS	3,145,061	—	53,607	(209)	3,198,459
Total AFS securities	$7,318,493	$—	$111,743	$(209)	$7,430,027

December 31, 2017
GSE and TVA debentures	$4,357,250	$—	$46,679	$—	$4,403,929
GSE MBS	2,460,455	—	45,840	—	2,506,295
Private-label RMBS	189,212	(68)	29,390	—	218,534
Total AFS securities	$7,006,917	$(68)	$121,909	$—	$7,128,758

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

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$131,681	$(209)	$—	$—	$131,681	$(209)
Total impaired AFS securities	$131,681	$(209)	$—	$—	$131,681	$(209)

December 31, 2017
Private-label RMBS	$—	$—	$2,494	$(68)	$2,494	$(68)
Total impaired AFS securities	$—	$—	$2,494	$(68)	$2,494	$(68)

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

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$528,101	$528,885	$83,666	$83,754
Due after 1 year through 5 years	1,905,256	1,923,714	2,317,516	2,336,699
Due after 5 years through 10 years	1,562,013	1,596,517	1,766,440	1,791,829
Due after 10 years	178,062	182,452	189,628	191,647
Total non-MBS	4,173,432	4,231,568	4,357,250	4,403,929
Total MBS	3,145,061	3,198,459	2,649,667	2,724,829
Total AFS securities	$7,318,493	$7,430,027	$7,006,917	$7,128,758

Realized Gains and Losses. During the nine months ended September 30, 2018, for strategic, economic and operational reasons, we sold all of our AFS and HTM investments in private-label RMBS and ABS. Of the OTTI AFS securities sold in 2018, none were in an unrealized loss position. Proceeds from the AFS sales totaled $203,841, resulting in realized gains of $32,407 determined by the specific identification method. There were no sales during the three or nine months ended September 30, 2017.

As of September 30, 2018, we had no intention of selling any AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Note 4 - Held-to-Maturity Securities

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized
	Amortized	Non-Credit	Carrying	Holding	Holding	Estimated
September 30, 2018	Cost (1)	OTTI	Value	Gains	Losses	Fair Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,542,561	$—	$3,542,561	$12,032	$(681)	$3,553,912
GSE MBS	2,267,931	—	2,267,931	8,989	(22,441)	2,254,479
Total HTM securities	$5,810,492	$—	$5,810,492	$21,021	$(23,122)	$5,808,391

December 31, 2017
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,299,157	$—	$3,299,157	$6,555	$(6,690)	$3,299,022
GSE MBS	2,553,193	—	2,553,193	26,727	(4,529)	2,575,391
Private-label RMBS	37,889	—	37,889	240	(307)	37,822
Private-label ABS	7,480	(51)	7,429	40	(405)	7,064
Total HTM securities	$5,897,719	$(51)	$5,897,668	$33,562	$(11,931)	$5,919,299

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$518,514	$(288)	$426,118	$(393)	$944,632	$(681)
GSE MBS	778,546	(10,055)	328,379	(12,386)	1,106,925	(22,441)
Total impaired HTM securities	$1,297,060	$(10,343)	$754,497	$(12,779)	$2,051,557	$(23,122)

December 31, 2017
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,140,624	$(3,274)	$886,359	$(3,416)	$2,026,983	$(6,690)
GSE MBS	513,244	(2,191)	203,401	(2,338)	716,645	(4,529)
Private-label RMBS	14,712	(26)	11,369	(281)	26,081	(307)
Private-label ABS (1)	—	—	7,064	(416)	7,064	(416)
Total impaired HTM securities	$1,668,580	$(5,491)	$1,108,193	$(6,451)	$2,776,773	$(11,942)

(1)
For private-label ABS, at December 31, 2017, the total of unrealized losses does not agree to total gross unrecognized holding losses of $405. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $51 and gross unrecognized holding gains on previously OTTI securities of $40.

Realized Gains and Losses. During the nine months ended September 30, 2018, for strategic, economic and operational reasons, we sold all of our AFS and HTM investments in private-label RMBS and ABS. The amortized cost of the HTM securities sold totaled $41,271. Proceeds from the HTM sales totaled $41,226, resulting in realized losses of $45 determined by the specific identification method. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition due to prepayments or scheduled payments over the term. As such, the sales were considered maturities for purposes of security classification. There were no sales of HTM securities during the three or nine months ended September 30, 2017.

As of September 30, 2018, we had no intention of selling any HTM securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

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

During the nine months ended September 30, 2018, for strategic, economic and operational reasons, we sold all of our investments in private-label RMBS and ABS. The following table presents a rollforward of the amounts related to credit losses recognized in earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Loss Rollforward	2018	2017	2018	2017
Balance at beginning of period	$—	$48,049	$44,936	$51,514
Additions:
Additional credit losses for which OTTI was previously recognized(1)	—	14	—	207
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	—	—	(43,049)	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	—	(1,647)	(1,887)	(5,305)
Balance at end of period	$—	$46,416	$—	$46,416

(1)	Relates to all securities impaired prior to January 1, 2018 and 2017, respectively.

Evaluation Process and Results - All Other AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of September 30, 2018 are considered temporary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Advances

The following table presents advances outstanding by year of contractual maturity.

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$5,682	4.54	$—	—
Due in 1 year or less	16,245,713	2.15	16,935,411	1.46
Due after 1 year through 2 years	2,836,746	2.17	2,701,784	1.96
Due after 2 years through 3 years	1,998,543	2.08	2,682,073	1.69
Due after 3 years through 4 years	2,239,182	2.27	2,172,549	1.78
Due after 4 years through 5 years	2,246,585	2.60	2,213,319	1.93
Thereafter	8,264,215	2.27	7,464,333	1.66
Total advances, par value	33,836,666	2.22	34,169,469	1.61
Fair-value hedging adjustments	(276,325)		(126,137)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	6,550		11,732
Total advances	$33,566,891		$34,055,064

The following table presents advances outstanding by the earlier of the year of contractual maturity or the next call date and next put date.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Overdrawn demand and overnight deposit accounts	$5,682	$—	$5,682	$—
Due in 1 year or less	24,109,124	25,067,272	16,277,713	17,032,411
Due after 1 year through 2 years	2,002,596	2,412,184	3,416,346	2,701,784
Due after 2 years through 3 years	1,540,743	1,716,873	2,972,043	3,406,673
Due after 3 years through 4 years	1,303,582	928,649	2,884,982	2,718,049
Due after 4 years through 5 years	1,294,395	1,494,529	2,669,690	2,524,619
Thereafter	3,580,544	2,549,962	5,610,210	5,785,933
Total advances, par value	$33,836,666	$34,169,469	$33,836,666	$34,169,469

Credit Risk Exposure and Security Terms. At September 30, 2018 and December 31, 2017, our top five borrowers held 43% and 45%, respectively, of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at September 30, 2018 and December 31, 2017 that was well in excess of the advances outstanding on those dates, respectively. For information related to our credit risk on advances and allowance methodology for credit losses, see Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 7 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	September 30, 2018	December 31, 2017
Fixed-rate long-term mortgages	$10,020,297	$8,989,545
Fixed-rate medium-term (1) mortgages	1,025,119	1,134,303
Total mortgage loans held for portfolio, UPB	11,045,416	10,123,848
Unamortized premiums	252,814	234,519
Unamortized discounts	(2,419)	(2,426)
Fair-value hedging adjustments	(1,008)	1,250
Allowance for loan losses	(600)	(850)
Total mortgage loans held for portfolio, net	$11,294,203	$10,356,341

(1)	Defined as a term of 15 years or less at origination.

Type	September 30, 2018	December 31, 2017
Conventional	$10,666,464	$9,701,600
Government-guaranteed or -insured	378,952	422,248
Total mortgage loans held for portfolio, UPB	$11,045,416	$10,123,848

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

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2018	2017	2018	2017
Liability, beginning of period	$161,339	$136,841	$148,715	$125,683
Additions	8,667	7,616	22,138	19,383
Claims paid	(61)	(87)	(310)	(335)
Distributions to PFIs	(98)	(317)	(696)	(678)
Liability, end of period	$169,847	$144,053	$169,847	$144,053

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of September 30, 2018	Conventional	Government	Total
Past due:
30-59 days	$42,004	$9,015	$51,019
60-89 days	5,417	1,953	7,370
90 days or more	14,260	1,539	15,799
Total past due	61,681	12,507	74,188
Total current	10,895,690	372,773	11,268,463
Total mortgage loans, recorded investment (1)	$10,957,371	$385,280	$11,342,651

Delinquency Status as of December 31, 2017
Past due:
30-59 days	$63,670	$11,848	$75,518
60-89 days	9,944	2,121	12,065
90 days or more	19,576	2,555	22,131
Total past due	93,190	16,524	109,714
Total current	9,878,030	412,869	10,290,899
Total mortgage loans, recorded investment (1)	$9,971,220	$429,393	$10,400,613

Other Delinquency Statistics as of September 30, 2018	Conventional	Government	Total
In process of foreclosure (2)	$6,939	$—	$6,939
Serious delinquency rate (3)	0.13%	0.40%	0.14%
Past due 90 days or more still accruing interest (4)	$13,261	$1,539	$14,800
On non-accrual status	$1,785	$—	$1,785

Other Delinquency Statistics as of December 31, 2017
In process of foreclosure (2)	$11,081	$—	$11,081
Serious delinquency rate (3)	0.20%	0.59%	0.21%
Past due 90 days or more still accruing interest (4)	$16,603	$2,555	$19,158
On non-accrual status	$3,464	$—	$3,464

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

Components of Allowance	September 30, 2018	December 31, 2017
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$3,693	$5,360
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(790)	(995)
LRA (2)	(1,124)	(1,262)
SMI	(1,309)	(2,383)
Total portion recoverable from credit enhancements	(3,223)	(4,640)
Allowance for unrecoverable PMI/SMI	30	30
Allowance for MPP loan losses	500	750
Allowance for MPF Program loan losses	100	100
Allowance for loan losses	$600	$850

(1)	Based on a loss emergence period of 24 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance for Loan Losses	2018	2017	2018	2017
Balance, beginning of period	$600	$850	$850	$850
Charge-offs	(117)	(80)	(300)	(601)
Recoveries	15	170	409	410
Provision for (reversal of) loan losses	102	(90)	(359)	191
Balance, end of period	$600	$850	$600	$850

Allowance for Loan Losses by Impairment Methodology	September 30, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$489	$652
Conventional loans individually evaluated for impairment (1)	111	198
Total allowance for loan losses	$600	$850

Recorded Investment by Impairment Methodology	September 30, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$10,942,404	$9,956,689
Conventional loans individually evaluated for impairment (1)	14,967	14,531
Total recorded investment in conventional loans	$10,957,371	$9,971,220

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of September 30, 2018 and December 31, 2017 of $2,072 and $2,498, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of September 30, 2018 and December 31, 2017 includes $35 and $144, respectively, for these potential claims.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2018 was $599, for which we were not required to post collateral. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at September 30, 2018.

Cleared Derivatives. The clearinghouse determines margin requirements, which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At September 30, 2018, we were not required by our clearing agents to post any additional margin.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
September 30, 2018	Derivatives	Assets (1)	Liabilities (1)
Derivatives designated as hedging instruments:
Interest-rate swaps	$34,569,790	$307,799	$104,711
Total derivatives designated as hedging instruments	34,569,790	307,799	104,711
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,776,430	899	179
Swaptions	625,000	165	—
Interest-rate caps/floors	679,500	1,102	—
Interest-rate forwards	86,600	500	14
MDCs	86,377	39	214
Total derivatives not designated as hedging instruments	3,253,907	2,705	407
Total derivatives before adjustments	$37,823,697	310,504	105,118
Netting adjustments and cash collateral (2)		(186,349)	(102,667)
Total derivatives, net		$124,155	$2,451

December 31, 2017
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,084,068	$247,924	$50,445
Total derivatives designated as hedging instruments	31,084,068	247,924	50,445
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,026,778	1,174	734
Interest-rate caps/floors	245,500	92	—
Interest-rate forwards	72,800	37	1
MDCs	70,831	73	48
Total derivatives not designated as hedging instruments	1,415,909	1,376	783
Total derivatives before adjustments	$32,499,977	249,300	51,228
Netting adjustments and cash collateral (2)		(121,094)	(48,510)
Total derivatives, net		$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

(2)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2018 and December 31, 2017 totaled $124,997 and $16,437, respectively. Cash collateral received from counterparties at September 30, 2018 and December 31, 2017 totaled $208,679 and $89,021, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties.

	September 30, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets (1)	Derivative Liabilities (1)
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$308,633	$100,169	$118,932	$27,491
Cleared	1,332	4,721	130,258	23,688
Total gross recognized amount	309,965	104,890	249,190	51,179
Gross amounts of netting adjustments and cash collateral
Uncleared	(298,415)	(97,946)	(113,842)	(24,822)
Cleared	112,066	(4,721)	(7,252)	(23,688)
Total gross amounts of netting adjustments and cash collateral	(186,349)	(102,667)	(121,094)	(48,510)
Net amounts after netting adjustments and cash collateral
Uncleared	10,218	2,223	5,090	2,669
Cleared	113,398	—	123,006	—
Total net amounts after netting adjustments and cash collateral	123,616	2,223	128,096	2,669
Derivative instruments not meeting netting requirements (2)	539	228	110	49
Total derivatives, at estimated fair value	$124,155	$2,451	$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments within the gross recognized amount as of December 31, 2017. Previously, this amount was included with the gross amounts of netting adjustments and cash collateral.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2018	2017	2018	2017
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(6,096)	$(3,319)	$513	$(11,152)
Total net gain (loss) related to fair-value hedge ineffectiveness	(6,096)	(3,319)	513	(11,152)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,518	(28)	4,103	(116)
Swaptions	(170)	(23)	(405)	(200)
Interest-rate caps/floors	(122)	(30)	43	(161)
Interest-rate forwards	560	(1,145)	1,521	(2,086)
Net interest settlements	(2,695)	(16)	(5,099)	(307)
MDCs	(669)	870	(2,339)	1,346
Total net gain (loss) on derivatives not designated as hedging instruments	(578)	(372)	(2,176)	(1,524)
Other (1)	(1,486)	(54)	(3,553)	(154)
Net gains (losses) on derivatives and hedging activities	$(8,160)	$(3,745)	$(5,216)	$(12,830)

(1)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Three Months Ended September 30, 2018	Derivative	Item	Ineffectiveness	Income (1)
Advances	$22,873	$(25,144)	$(2,271)	$16,512
AFS securities	52,810	(59,236)	(6,426)	7,398
CO bonds	(4,798)	7,399	2,601	(14,650)
Total	$70,885	$(76,981)	$(6,096)	$9,260

Three Months Ended September 30, 2017
Advances	$13,244	$(12,245)	$999	$(6,248)
AFS securities	1,139	(5,750)	(4,611)	(9,697)
CO bonds	(8,490)	8,783	293	3,529
Total	$5,893	$(9,212)	$(3,319)	$(12,416)

Nine Months Ended September 30, 2018
Advances	$148,815	$(147,659)	$1,156	$31,416
AFS securities	251,901	(255,067)	(3,166)	8,575
CO bonds	(103,714)	106,237	2,523	(25,896)
Total	$297,002	$(296,489)	$513	$14,095

Nine Months Ended September 30, 2017
Advances	$4,419	$(3,004)	$1,415	$(26,639)
AFS securities	(24,193)	14,314	(9,879)	(40,490)
CO bonds	(3,662)	974	(2,688)	11,294
Total	$(23,436)	$12,284	$(11,152)	$(55,835)

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

Note 10 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations was $1.0 trillion at both September 30, 2018 and December 31, 2017. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2018	December 31, 2017
Book value	$22,649,814	$20,358,157
Par value	$22,699,988	$20,394,192

Weighted average effective interest rate	2.06%	1.22%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$17,490,155	1.87	$14,021,190	1.27
Due after 1 year through 2 years	8,669,320	2.16	9,392,470	1.46
Due after 2 years through 3 years	3,059,300	2.31	4,849,960	2.23
Due after 3 years through 4 years	1,580,000	2.31	1,294,470	2.17
Due after 4 years through 5 years	2,678,025	2.37	2,798,000	2.29
Thereafter	6,279,450	3.17	5,626,500	3.02
Total CO bonds, par value	39,756,250	2.22	37,982,590	1.80
Unamortized premiums	25,281		27,333
Unamortized discounts	(15,407)		(13,782)
Unamortized concessions	(14,562)		(14,188)
Fair-value hedging adjustments	(187,918)		(86,300)
Total CO bonds	$39,563,644		$37,895,653

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2018	December 31, 2017
Non-callable / non-putable	$26,894,250	$26,277,590
Callable	12,862,000	11,705,000
Total CO bonds, par value	$39,756,250	$37,982,590

Year of Contractual Maturity or Next Call Date	September 30, 2018	December 31, 2017
Due in 1 year or less	$29,554,155	$24,449,190
Due after 1 year through 2 years	6,374,320	9,098,470
Due after 2 years through 3 years	1,119,300	2,125,960
Due after 3 years through 4 years	430,000	584,470
Due after 4 years through 5 years	759,025	579,000
Thereafter	1,519,450	1,145,500
Total CO bonds, par value	$39,756,250	$37,982,590

Note 11 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2018	2017	2018	2017
Liability at beginning of period	$35,634	$24,629	$32,166	$26,598
Assessment (expense)	4,546	4,724	18,079	12,814
Subsidy usage, net (1)	(2,705)	(1,545)	(12,770)	(11,604)
Liability at end of period	$37,475	$27,808	$37,475	$27,808

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 12 - Capital

Stock Redemption and Repurchase. Through September 30, 2018, certain members had requested redemptions of their Class B stock, but the related stock outstanding at September 30, 2018 and December 31, 2017 totaling $5,426 and $5,144, respectively, was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2018	2017	2018	2017
Liability at beginning of period	$180,913	$166,835	$164,322	$170,043
Reclassification from capital stock	3,560	—	26,723	—
Redemptions/repurchases	(20,072)	(1,674)	(26,649)	(4,882)
Accrued distributions	33	—	38	—
Liability at end of period	$164,434	$165,161	$164,434	$165,161

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

MRCS Contractual Year of Redemption	September 30, 2018	December 31, 2017
Year 1 (1)	$1,365	$7,963
Year 2	—	13
Year 3	4,158	—
Year 4	—	4,158
Year 5	26,723	—
Thereafter (2)	132,188	152,188
Total MRCS	$164,434	$164,322

(1)
Balances at September 30, 2018 and December 31, 2017 include $1,319 and $2,909, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule.

The following table presents the distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2018	2017	2018	2017
Recorded as interest expense	$1,927	$1,768	$6,557	$5,277
Recorded as distributions from retained earnings	33	—	38	—
Total	$1,960	$1,768	$6,595	$5,277

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 15 - Capital in our 2017 Form 10-K. As presented in the following table, we were in compliance with those requirements at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$837,406	$3,125,835	$903,806	$2,998,422

Total regulatory capital-to-asset ratio	4.00%	4.70%	4.00%	4.81%
Total regulatory capital	$2,658,870	$3,125,835	$2,493,956	$2,998,422

Leverage ratio	5.00%	7.05%	5.00%	7.21%
Leverage capital	$3,323,588	$4,688,753	$3,117,445	$4,497,633

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, June 30, 2017	$77,078	$28,677	$(53)	$(9,282)	$96,420

OCI before reclassifications:
Net change in unrealized gains (losses)	5,007	1,617	—	—	6,624
Net change in fair value	—	(5)	—	—	(5)
Accretion of non-credit losses	—	—	—	—	—
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Non-credit portion of OTTI losses	—	11	4	—	15
Pension benefits, net	—	—	—	340	340
Total other comprehensive income (loss)	5,007	1,623	4	340	6,974

Balance, September 30, 2017	$82,085	$30,300	$(49)	$(8,942)	$103,394

Balance, June 30, 2018	$102,491	$—	$—	$(16,600)	$85,891

OCI before reclassifications:
Net change in unrealized gains (losses)	9,043	—	—	—	9,043
Net change in fair value	—	—	—	—	—
Accretion of non-credit losses	—	—	—	—	—
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	636	636
Total other comprehensive income (loss)	9,043	—	—	636	9,679

Balance, September 30, 2018	$111,534	$—	$—	$(15,964)	$95,570

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	42,617	3,199	—	—	45,816
Net change in fair value	—	(3)	—	—	(3)
Accretion of non-credit losses	—	—	12	—	12
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	—	—	—	—
Non-credit portion of OTTI losses	—	166	42	—	208
Pension benefits, net	—	—	—	993	993
Total other comprehensive income (loss)	42,617	3,362	54	993	47,026

Balance, September 30, 2017	$82,085	$30,300	$(49)	$(8,942)	$103,394

Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	19,015	392	—	—	19,407
Net change in fair value	—	2,693	—	—	2,693
Accretion of non-credit losses	—	—	51	—	51
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(32,407)	—	—	(32,407)
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	(5,580)	(5,580)
Total other comprehensive income (loss)	19,015	(29,322)	51	(5,580)	(15,836)

Balance, September 30, 2018	$111,534	$—	$—	$(15,964)	$95,570

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 14 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$56,700	$16,187	$72,887	$51,584	$17,140	$68,724
Provision for (reversal of) credit losses	—	102	102	—	(90)	(90)
Other income (loss)	(6,571)	(257)	(6,828)	(2,738)	(250)	(2,988)
Other expenses	18,979	3,449	22,428	17,163	3,192	20,355
Income before assessments	31,150	12,379	43,529	31,683	13,788	45,471
Affordable Housing Program assessments	3,308	1,238	4,546	3,345	1,379	4,724
Net income	$27,842	$11,141	$38,983	$28,338	$12,409	$40,747

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$162,696	$50,225	$212,921	$140,375	$52,417	$192,792
Provision for (reversal of) credit losses	—	(359)	(359)	—	191	191
Other income (loss)	30,829	(1,162)	29,667	(9,741)	(745)	(10,486)
Other expenses	58,228	10,486	68,714	49,989	9,263	59,252
Income before assessments	135,297	38,936	174,233	80,645	42,218	122,863
Affordable Housing Program assessments	14,185	3,894	18,079	8,592	4,222	12,814
Net income	$121,112	$35,042	$156,154	$72,053	$37,996	$110,049

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2018	$55,177,554	$11,294,203	$66,471,757
December 31, 2017	51,992,565	10,356,341	62,348,906

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

	September 30, 2018
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$115,619	$115,619	$115,619	$—	$—	$—
Interest-bearing deposits	1,370,790	1,370,790	1,370,086	704	—	—
Securities purchased under agreements to resell	3,171,348	3,171,350	—	3,171,350	—	—
Federal funds sold	3,398,000	3,398,000	—	3,398,000	—	—
AFS securities	7,430,027	7,430,027	—	7,430,027	—	—
HTM securities	5,810,492	5,808,391	—	5,808,391	—	—
Advances	33,566,891	33,505,496	—	33,505,496	—	—
Mortgage loans held for portfolio, net	11,294,203	11,000,691	—	10,990,758	9,933	—
Accrued interest receivable	115,638	115,638	—	115,638	—	—
Derivative assets, net	124,155	124,155	—	310,504	—	(186,349)
Grantor trust assets (2)	22,689	22,689	22,689	—	—	—

Liabilities:
Deposits	484,167	484,167	—	484,167	—	—
Consolidated obligations:
Discount notes	22,649,814	22,699,988	—	22,699,988	—	—
Bonds	39,563,644	39,260,424	—	39,260,424	—	—
Accrued interest payable	166,942	166,942	—	166,942	—	—
Derivative liabilities, net	2,451	2,451	—	105,118	—	(102,667)
MRCS	164,434	164,434	164,434	—	—	—

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

(2)	Included in other assets on the statement of condition.

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

					Netting
September 30, 2018	Total	Level 1	Level 2	Level 3	Adjustments (1)
AFS securities:
GSE and TVA debentures	$4,231,568	$—	$4,231,568	$—	$—
GSE MBS	3,198,459	—	3,198,459	—	—
Total AFS securities	7,430,027	—	7,430,027	—	—
Derivative assets:
Interest-rate related	123,616	—	309,965	—	(186,349)
Interest-rate forwards	500	—	500	—	—
MDCs	39	—	39	—	—
Total derivative assets, net	124,155	—	310,504	—	(186,349)
Grantor trust assets (2)	22,689	22,689	—	—	—
Total assets at recurring estimated fair value	$7,576,871	$22,689	$7,740,531	$—	$(186,349)

Derivative liabilities:
Interest-rate related	$2,223	$—	$104,890	$—	$(102,667)
Interest-rate forwards	14	—	14	—	—
MDCs	214	—	214	—	—
Total derivative liabilities, net	2,451	—	105,118	—	(102,667)
Total liabilities at recurring estimated fair value	$2,451	$—	$105,118	$—	$(102,667)

Mortgage loans held for portfolio (3)	$1,848	$—	$—	$1,848	$—
Total assets at non-recurring estimated fair value	$1,848	$—	$—	$1,848	$—

December 31, 2017
AFS securities:
GSE and TVA debentures	$4,403,929	$—	$4,403,929	$—	$—
GSE MBS	2,506,295	—	2,506,295	—	—
Private-label RMBS	218,534	—	—	218,534	—
Total AFS securities	7,128,758	—	6,910,224	218,534	—
Derivative assets:
Interest-rate related	128,096	—	249,190	—	(121,094)
Interest-rate forwards	37	—	37	—	—
MDCs	73	—	73	—	—
Total derivative assets, net	128,206	—	249,300	—	(121,094)
Grantor trust assets (2)	21,698	21,698	—	—	—
Total assets at recurring estimated fair value	$7,278,662	$21,698	$7,159,524	$218,534	$(121,094)

Derivative liabilities:
Interest-rate related	$2,669	$—	$51,179	$—	$(48,510)
Interest-rate forwards	1	—	1	—	—
MDCs	48	—	48	—	—
Total derivative liabilities, net	2,718	—	51,228	—	(48,510)
Total liabilities at recurring estimated fair value	$2,718	$—	$51,228	$—	$(48,510)

Mortgage loans held for portfolio (4)	$2,637	$—	$—	$2,637	$—
Total assets at non-recurring estimated fair value	$2,637	$—	$—	$2,637	$—

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

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the nine months ended September 30, 2018.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
AFS private-label RMBS Level 3 Rollforward	2018	2017	2018	2017
Balance, beginning of period	$—	$244,263	$218,534	$269,119
Total realized and unrealized gains (losses):
Net realized gains from sale of AFS securities	—	—	32,407	—
Accretion of credit losses in interest income	—	1,644	1,884	5,300
Net losses on changes in fair value in other income (loss)	—	(11)	—	(166)
Net change in fair value not in excess of cumulative non-credit losses in OCI	—	(5)	2,693	(3)
Unrealized gains (losses) in OCI	—	1,617	392	3,199
Reclassification of non-credit portion in OCI to other income (loss)	—	11	—	166
Purchases, issuances, sales and settlements:
Sales	—	—	(236,248)	—
Settlements	—	(15,750)	(19,662)	(45,846)
Balance, end of period	$—	$231,769	$—	$231,769

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of period	$—	$1,633	$—	$5,134

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2018
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$329,892	$85,929	$415,821
Unused lines of credit (1)	1,003,252	—	1,003,252
Commitments to fund additional advances (2)	22,090	—	22,090
Commitments to fund or purchase mortgage loans, net (3)	86,377	—	86,377
Unsettled CO bonds, at par	6,650	—	6,650
Unsettled discount notes, at par	1,425	—	1,425

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Pledged Collateral. At September 30, 2018 and December 31, 2017, we had pledged cash collateral, at par, of $124,987 and $16,437, respectively, to counterparties and clearing agents. At September 30, 2018 and December 31, 2017, we had not pledged any securities as collateral.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed all pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. We had previously dismissed the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded. Cash settlement payments, net of legal fees and litigation expenses, totaled $317 for the three and nine months ended September 30, 2018, respectively, compared to $134 and $312 for the three and nine months ended September 30, 2017, respectively, and were recorded in other income.

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

	September 30, 2018		December 31, 2017
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$38,365	2%	$40,564	2%
Advances	513,550	2%	588,108	2%

The par values at September 30, 2018 reflect changes in the composition of directors' financial institutions effective January 1, 2018, due to changes in board membership resulting from the 2017 director election.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended September 30,		Nine Months Ended September 30,
Transactions with Directors' Financial Institutions	2018	2017	2018	2017
Net capital stock issuances (redemptions and repurchases)	$532	$90	$1,378	$3,664
Net advances (repayments)	46,150	(17,700)	(46,750)	47,151
Mortgage loan purchases	11,289	11,187	28,078	25,234

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to other FHLBanks.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans to other FHLBanks	2018	2017	2018	2017
Disbursements	$—	$—	$(400,000)	$—
Principal repayments	—	—	400,000	—

There were no borrowings from other FHLBanks during the three and nine months ended September 30, 2018 or 2017. There were no loans to or borrowings from other FHLBanks outstanding at September 30, 2018 or December 31, 2017.

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

Our net interest income is primarily determined by the spread between the interest rate earned on our assets and the interest rate paid on our share of consolidated obligations. We use funding and hedging strategies to manage the related interest-rate risk.

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

The U.S. economy continued to grow through the third quarter of 2018. The current economic expansion has run 111 months through the third quarter, compared to the average post-war economic expansion length of 47 months. In the third quarter of 2018, real U.S. Gross Domestic Product posted an annualized increase of 3.5 percent. Strong business, government, and consumer spending boosted such growth. While quite solid, it is a small decline from the 4.2 percent annualized increase in the second quarter 2018.

Other indications of robust economic growth in the third quarter of 2018 included capital market returns, labor market conditions, and corporate activity. Through the end of the quarter, equity markets remained solid, though markets in the U.S. fared far better than other global markets. Bond market returns, on the other hand, primarily posted negative total returns in the U.S. since the beginning of the year, as a result of a rising interest-rate environment. However, certain floating rate bonds, high yield bonds, and convertible securities sectors posted large cash inflows and positive returns, more in line with equity markets, as investors searched for returns outside of traditional stock and bond markets. In addition to rising interest rates, global central banks, including the Federal Reserve, began in concert to shrink their balance sheet holdings of bonds. Central bank bond purchases as part of a quantitative easing operation helped boost demand and liquidity while reducing borrowing costs for bond issuers since the financial crisis. Global central bank holdings peaked in early 2017 and are expected to steadily decline over the next five years, in accordance with published plans of global central banks. Continued balance sheet shrinkage will, all else equal, put additional pressure on rising interest rates. If economic conditions significantly deteriorate during this timeframe, this unwinding of quantitative easing can certainly be adjusted accordingly.

Labor markets remained very strong, with unemployment rates near record lows. The long-time lack of wage growth accompanying low unemployment levels appears to be dissipating, as wage inflation begins to take root. Regardless of the causes, low unemployment and wage growth characteristically lead to higher consumer confidence and spending, helping to perpetuate economic growth. In September 2018, the national unemployment rate declined to 3.7 percent, down from 4.0 percent in June 2018 and 4.2 percent in September 2017. According to the Bureau of Labor Statistics, the total number of unemployed persons at the end of September 2018 was 6.0 million, while the total number of involuntary part-time employees (those who would prefer full-time employment but can only get part-time jobs) increased to 4.6 million.

Both Indiana and Michigan have continued to show improvement in labor markets over the past five years, in line with national trends. As of September 30, 2018, the unemployment rate in Michigan remained slightly above the national average at 4.0 percent, an improvement from 4.7 percent and 4.4 percent as of the end of the first and second quarters of 2018, respectively. The unemployment rate in Michigan has improved in each of the past five months. Indiana’s employment picture was mixed. Though the unemployment rate ticked up from 3.3 percent at the end of June 2018 to 3.5 percent at the end of September, the total number of jobs increased over the period. The Indiana labor force over the third quarter and over the prior 12 months increased at a rate greater than the rate of job growth. Despite the uptick, the unemployment rate remained below the national average.

Tempering the strong economic reports of prior months is the potential of a continued and expanded global trade war, tight labor markets and other supply costs and constraints, higher interest rates, and the repricing of assets and debt. The higher debt service costs associated with higher interest rates and higher risk premiums have the potential for significant credit events as lower-quality borrowers default or have difficulty obtaining new funding. Government and corporate borrowers, as well as the domestic economy, have been beneficiaries of low interest rates and aggressive monetary stimulus. The Federal Reserve has continued to indicate that the economy is strong enough for it to continue to unwind quantitative easing activity and to continue to increase the overnight federal funds rate. Though this is not universally popular, most market participants realize the necessity of unwinding the relatively loose monetary policy and still near-zero real interest rates, particularly when combined with the massive fiscal stimulus enacted with the personal and corporate tax cuts that went into effect this year. Since the beginning of the year, the Federal Reserve has raised the overnight federal funds rate by 75 basis points (0.75 percent) with the upper target rate now at 2.25 percent. Since the beginning of the tightening cycle in December of 2015, the Federal Reserve has raised the target rate eight times in 25 basis point increments. The ten-year Treasury rate has increased along with short-term rates, and has been at or near the 3% level. Though higher interest rates have the ability to take a toll on markets, businesses, and consumers, the yield curve has remained upward sloping instead of inverted. An inverted yield curve, or one where longer-term rates are below shorter-term rates, is often a leading indicator of a decline in economic growth.

The housing market remains positive, but has begun to lose momentum despite the strength in the overall economy. A shortage of existing home inventory, increased builder costs, and higher mortgage rates are beginning to impact the availability and affordability of the housing market. According to the Mortgage Bankers Association, mortgage originations continued to climb modestly in each of the first three quarters of 2018 after a slow start to the year, driven primarily by first-lien 1-4 family purchase mortgages. Total single family mortgage originations were $457 billion in the third quarter of 2018, resulting in production for the first nine months of 2018 to $1,251 billion, down from $1,309 billion for the same period in 2017. Mortgages for refinancing as a share of total originations dropped as mortgage rates have risen along with overall interest rates. New housing starts posted a seasonally adjusted annual rate of 1.21 million units in September 2018, down 5.3 percent from August 2018. After climbing in each of the first three months of 2018, the volume of existing home sales has declined in each of the past six months, ending in September 2018 at a level of 5.3 million units.

In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), which has regulated LIBOR since April 2013, announced it would exit from LIBOR after 2021. In response, the FRB convened the Alternative Reference Rates Committee ("ARRC") to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate ("SOFR") as an alternative rate and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight U.S. Treasury securities repurchase agreement market and is intended to be a measure of the cost of borrowing cash overnight, collateralized by Treasury securities. During the third quarter of 2018, certain market participants began moving towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR. On October 25, 2018, the FASB issued guidance permitting the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, all of which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low or negative, respectively, can have an unfavorable impact on our net interest margins.

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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Statement of Condition:
Advances	$33,567	$33,888	$32,965	$34,055	$32,953
Mortgage loans held for portfolio, net	11,294	10,888	10,496	10,356	10,196
Cash and investments (1)	21,296	19,348	17,608	17,628	18,718

Total assets	66,472	64,452	61,392	62,349	62,178

Discount notes	22,650	21,987	19,556	20,358	22,381
CO bonds	39,564	38,123	37,779	37,896	35,902
Total consolidated obligations	62,214	60,110	57,335	58,254	58,283

MRCS	164	181	164	164	165

Capital stock	1,901	1,892	1,881	1,858	1,779
Retained earnings (2)	1,061	1,043	993	976	949
AOCI	95	86	135	112	103
Total capital	3,057	3,021	3,009	2,946	2,831

Statement of Income:
Net interest income	$73	$70	$70	$70	$69
Provision for credit losses	—	—	—	—	—
Other income (loss)	(7)	31	6	4	(3)
Other expenses	23	24	22	23	20
AHP assessments	4	8	6	5	5
Net income	$39	$69	$48	$46	$41

Selected Financial Ratios:
Net interest margin (3)	0.44%	0.45%	0.46%	0.45%	0.45%
Return on average equity (4)	5.05%	6.20%	6.57%	6.46%	5.95%
Return on average assets (4)	0.23%	0.30%	0.31%	0.30%	0.26%
Weighted average dividend rate (5)	4.50%	4.25%	6.75%	4.25%	4.25%
Dividend payout ratio (6)	54.18%	28.50%	64.15%	40.05%	42.67%
Total capital ratio (7)	4.60%	4.69%	4.90%	4.72%	4.55%
Total regulatory capital ratio (8)	4.70%	4.83%	4.95%	4.81%	4.65%
Average equity to average assets	4.62%	4.83%	4.75%	4.57%	4.44%

(1)	Consists of cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted and unrestricted retained earnings.

(3)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(4)	Annualized, as appropriate.

(5)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(6)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, would be 31%, 41%, 67%, 46% and 46%, respectively.

(7)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(8)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Comparative Highlights	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net interest income	$73	$69	$4	6%	$213	$192	$21	11%
Provision for credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	73	69	4	6%	213	192	21	11%
Other income (loss)	(7)	(3)	(4)		30	(10)	40
Other expenses	23	20	3		69	59	10
Income before assessments	43	46	(3)	(4%)	174	123	51	42%
AHP assessments	4	5	(1)		18	13	5
Net income	39	41	(2)	(4%)	156	110	46	42%
Total other comprehensive income (loss)	10	7	3		(16)	47	(63)
Total comprehensive income	$49	$48	$1	2%	$140	$157	$(17)	(11%)

The decrease in net income for the three months ended September 30, 2018 compared to the corresponding period in the prior year was primarily due to higher net losses on derivatives and hedging activities and, to a lesser extent, higher operating expenses, partially offset by higher net interest income.

The increase in net income for the nine months ended September 30, 2018 compared to the corresponding period in the prior year was primarily due to a net realized gain on the sale of all of the Bank's private-label RMBS and ABS, higher net interest income and lower net losses on derivatives and hedging activities, partially offset by higher operating expenses.

Changes in Financial Condition for the Nine Months Ended September 30, 2018. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2018	December 31, 2017	$ Change	% Change
Advances	$33,567	$34,055	$(488)	(1%)
Mortgage loans held for portfolio, net	11,294	10,356	938	9%
Cash and investments (1)	21,296	17,628	3,668	21%
Other assets	315	310	5	1%
Total assets	$66,472	$62,349	$4,123	7%

Consolidated obligations	$62,214	$58,254	$3,960	7%
MRCS	164	164	—	—%
Other liabilities	1,037	985	52	5%
Total liabilities	63,415	59,403	4,012	7%
Capital stock	1,901	1,858	43	2%
Retained earnings (2)	1,061	976	85	9%
AOCI	95	112	(17)	(14%)
Total capital	3,057	2,946	111	4%
Total liabilities and capital	$66,472	$62,349	$4,123	7%

Total regulatory capital (3)	$3,126	$2,998	$128	4%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, AFS securities, and HTM securities.

(2)	Includes restricted retained earnings at September 30, 2018 and December 31, 2017 of $215 million and $183 million, respectively.

(3)	Total capital less AOCI plus MRCS.

The increase in total assets at September 30, 2018 compared to December 31, 2017 was primarily driven by an increase in short-term investments outstanding to enhance the Bank's liquidity position in light of the issuance of new regulatory guidance from the Finance Agency. See Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments for additional information. The increase in total liabilities at September 30, 2018 compared to December 31, 2017 was attributable to a net increase in consolidated obligations to support the increase in the Bank's assets.

The increase in total capital at September 30, 2018 compared to December 31, 2017 was primarily a result of the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017.

Net Interest Income. The following tables present average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,119	$35	1.96%	$5,126	$15	1.17%
Investment securities (2)	13,079	91	2.77%	12,790	66	2.03%
Advances (3)	32,943	198	2.38%	32,183	113	1.39%
Mortgage loans held for portfolio (3)	11,143	90	3.22%	10,066	79	3.13%
Other assets (interest-earning) (4)	1,238	6	1.86%	424	1	1.36%
Total interest-earning assets	65,522	420	2.54%	60,589	274	1.79%
Other assets (5)	458			397
Total assets	$65,980			$60,986

Liabilities and Capital:
Interest-bearing deposits	$650	3	1.79%	$546	1	0.96%
Discount notes	22,916	114	1.97%	21,014	55	1.03%
CO bonds (3)	38,574	229	2.35%	35,840	147	1.63%
MRCS	163	1	4.70%	166	2	4.22%
Total interest-bearing liabilities	62,303	347	2.21%	57,566	205	1.41%
Other liabilities	632			710
Total capital	3,045			2,710
Total liabilities and capital	$65,980			$60,986

Net interest income		$73			$69

Net spread on interest-earning assets less interest-bearing liabilities			0.33%			0.38%

Net interest margin (6)			0.44%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,708	$76	1.78%	$5,013	$36	0.96%
Investment securities (2)	12,985	252	2.59%	12,560	173	1.84%
Advances (3)	32,962	519	2.10%	30,439	282	1.24%
Mortgage loans held for portfolio (3)	10,745	259	3.23%	9,793	233	3.19%
Other assets (interest-earning) (4)	1,044	13	1.65%	357	3	1.23%
Total interest-earning assets	63,444	1,119	2.36%	58,162	727	1.67%
Other assets (5)	460			445
Total assets	$63,904			$58,607

Liabilities and Capital:
Interest-bearing deposits	$640	8	1.58%	$555	3	0.76%
Discount notes	21,425	274	1.71%	19,743	122	0.83%
CO bonds (3)	38,113	618	2.17%	34,835	405	1.55%
MRCS	169	6	5.18%	167	5	4.22%
Total interest-bearing liabilities	60,347	906	2.01%	55,300	535	1.29%
Other liabilities	535			708
Total capital	3,022			2,599
Total liabilities and capital	$63,904			$58,607

Net interest income		$213			$192

Net spread on interest-earning assets less interest-bearing liabilities			0.35%			0.38%

Net interest margin (6)			0.45%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05

(1)	Annualized.

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

The increase in net interest income for the three and nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to asset growth.

Yields. The average yield on total interest-earning assets for the three months ended September 30, 2018 was 2.54%, an increase of 75 bps compared to the corresponding period in 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The average cost of total interest-bearing liabilities was 2.21%, an increase of 80 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.33% for the three months ended September 30, 2018 from 0.38% for the corresponding period in 2017.

The average yield on total interest-earning assets for the nine months ended September 30, 2018 was 2.36%, an increase of 69 bps compared to the corresponding period in 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The average cost of total interest-bearing liabilities was 2.01%, an increase of 72 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.35% for the nine months ended September 30, 2018 from 0.38% for the corresponding period in 2017.

Average Balances. The average balances of all interest-earning assets for the three and nine months ended September 30, 2018 increased compared to the corresponding periods in 2017. The average balance of short-term investments outstanding for the three and nine months ended September 30, 2018 increased by 39% and 14%, respectively, in light of the issuance of new regulatory guidance from the Finance Agency. The average balance of advances outstanding for the three and nine months ended September 30, 2018 increased by 2% and 8%, respectively, generally driven by member funding needs. The average balance outstanding of mortgage loans held for portfolio for the three and nine months ended September 30, 2018 increased by 11% and 10%, respectively, due to strong demand by our members for MPP Advantage. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for Credit Losses. The changes in the provision for credit losses for the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 were insignificant.

Other Income (Loss). The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2018	2017	2018	2017
Net OTTI credit losses	$—	$—	$—	$—
Net realized gains from sale of available-for-sale securities	—	—	32	—
Net realized losses from sale of held-to-maturity securities	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(8)	(4)	(5)	(13)
Other	1	1	3	3
Total other income (loss)	$(7)	$(3)	$30	$(10)

The increase in total other loss for the three months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to higher net losses on derivatives and hedging activities. The increase in total other income for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to the gain on the sale of all of our private-label RMBS and ABS. See Notes to Financial Statements - Note 4 - Available-for-Sale Securities and Note 5 - Held-to-Maturity Securities for additional information.

Net Gains (Losses) on Derivatives and Hedging Activities. For the hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, resulted in a net loss of $6 million and a net gain $1 million for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $3 million and $11 million for the corresponding periods in 2017. Nearly all of these gains and losses will generally reverse over the remaining contractual terms of the hedged items. See Notes to Financial Statements - Note 11 - Derivatives and Hedging Activities in our 2017 Form 10-K.

To the extent those hedges did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, only the change in the fair value of the derivative was recorded in earnings with no offsetting change in the fair value of the hedged item. For the derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives were recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of less than $1 million and $2 million for the three and nine months ended September 30, 2018, respectively, compared to a net loss of $1 million and $2 million for the corresponding periods in 2017.

The tables below present the net effect of derivatives on net interest income and other income (loss), within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Three Months Ended September 30, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$(2)	$—	$—	$(2)
Net interest settlements (2)	16	8	—	(15)	—	—	9
Total net interest income	16	8	—	(17)	—	—	7

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(3)	(6)	—	3	—	—	(6)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	—	—	—
Other (4)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives and hedging activities	(3)	(6)	—	3	—	(2)	(8)

Total net effect of derivatives and hedging activities	$13	$2	$—	$(14)	$—	$(2)	$(1)

Three Months Ended September 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$—	$—	$—	$—
Net interest settlements (2)	(7)	(9)	—	3	—	—	(13)
Total net interest income	(7)	(9)	—	3	—	—	(13)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(5)	—	1	—	—	(3)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	—	—	(1)	—	(1)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(5)	—	1	(1)	—	(4)

Total net effect of derivatives and hedging activities	$(6)	$(14)	$—	$4	$(1)	$—	$(17)

Nine Months Ended September 30, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$(4)	$—	$—	$(4)
Net interest settlements (2)	31	9	—	(26)	—	—	14
Total net interest income	31	9	—	(30)	—	—	10

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(3)	—	3	—	—	1
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	(1)	—	—	(2)
Other (4)	—	—	—	—	—	(4)	(4)
Net gains (losses) on derivatives and hedging activities	1	(3)	(1)	2	—	(4)	(5)

Total net effect of derivatives and hedging activities	$32	$6	$(1)	$(28)	$—	$(4)	$5

Nine Months Ended September 30, 2017	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$1	$—	$—	$—	$—	$1
Net interest settlements (2)	(27)	(40)	—	11	—	—	(56)
Total net interest income	(27)	(39)	—	11	—	—	(55)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(10)	—	(2)	—	—	(11)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	(1)	—	(2)
Other (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	(10)	(1)	(2)	(1)	—	(13)

Total net effect of derivatives and hedging activities	$(26)	$(49)	$(1)	$9	$(1)	$—	$(68)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. See Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities for additional information.

(4)	Consists of price alignment amounts on derivatives for which variation margin payments are characterized as daily settled contracts.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2018	2017	2018	2017
Compensation and benefits	$12	$11	$38	$33
Other operating expenses	8	7	21	19
Finance Agency and Office of Finance expenses	2	1	6	5
Other	1	1	4	2
Total other expenses	$23	$20	$69	$59

The increase in total other expenses for the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 was primarily due to increases in compensation, primarily driven by salary increases and higher head count. The increase for the nine months ended September 30, 2018 was also due to an increase in benefits expense.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended September 30, 2018 and the three and nine months ended September 30, 2017 consisted substantially of unrealized gains on non-OTTI AFS securities. Total OCI for the nine months ended September 30, 2018 consisted substantially of the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2018	2017	2018	2017
Net interest income	$57	$52	$163	$140
Provision for credit losses	—	—	—	—
Other income (loss)	(6)	(2)	31	(9)
Other expenses	20	17	59	50
Income before assessments	31	33	135	81
AHP assessments	3	4	14	9
Net income	$28	$29	$121	$72

The decrease in net income for the traditional segment for the three months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to higher net losses on derivatives and hedging activities and, to a lesser extent, higher operating expenses, partially offset by higher net interest income.

The increase in net income for the traditional segment for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to the net realized gain on the sale of all of the Bank's private-label RMBS and ABS, higher net interest income, primarily due to an increase in the average balances of advances outstanding, and lower net losses on derivatives and hedging activities, partially offset by higher operating expenses.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2018	2017	2018	2017
Net interest income	$16	$17	$50	$52
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(1)	(1)	(1)	(1)
Other expenses	3	3	10	9
Income before assessments	12	13	39	42
AHP assessments	1	1	4	4
Net income	$11	$12	$35	$38

The decrease in net income for the mortgage loans segment for the three and nine months ended September 30, 2018 compared to the corresponding periods in 2017 was due to lower net interest income, due primarily to lower interest spreads.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2018		December 31, 2017
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$33,567	51%	$34,055	55%
Mortgage loans held for portfolio, net	11,294	17%	10,356	17%
Cash and short-term investments	8,056	12%	4,601	7%
Investment securities	13,240	20%	13,027	21%
Other assets (1)	315	—%	310	—%
Total assets	$66,472	100%	$62,349	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $66.5 billion as of September 30, 2018, a net increase of $4.1 billion or 7% compared to December 31, 2017, driven primarily by a significant increase in short-term investments to enhance the Bank's liquidity position in light of the issuance of new regulatory guidance from the Finance Agency. Such increase resulted in a change to the mix of our total assets.

Advances. Advances at carrying value totaled $33.6 billion at September 30, 2018, a net decrease of $488 million or 1% compared to December 31, 2017. This decrease was primarily due to a decline in short-term advances outstanding.

Advances to depository members - comprising commercial banks, savings institutions and credit unions - decreased by 5%. Advances to insurance company members increased by 3%. As a result, advances to depository institutions, as a percent of total advances outstanding, decreased from 55% at December 31, 2017 to 53% at September 30, 2018, while advances to insurance companies increased from 45% to 47% at those dates.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2018		December 31, 2017
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$14,531	43%	$15,818	46%
Credit unions	3,193	9%	2,901	9%
Total depository institutions	17,724	52%	18,719	55%

Insurance companies:
Captive insurance companies (1)	2,862	9%	3,020	9%
Other insurance companies	12,967	38%	12,389	36%
Total insurance companies	15,829	47%	15,409	45%

Total members	33,553	99%	34,128	100%

Former members	284	1%	41	—%

Total advances	$33,837	100%	$34,169	100%

(1)	Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 7 - Advances in the 2017 Form 10-K.

The table below presents advances outstanding by interest-rate payment terms ($ amounts in millions).

	September 30, 2018		December 31, 2017
Interest-Rate Payment Terms	Par Value	% of Total	Par Value	% of Total
Fixed-rate	$24,976	74%	$25,133	73%
Variable-rate	8,861	26%	9,036	27%
Total advances	$33,837	100%	$34,169	100%

Our advance portfolio includes callable or prepayable and putable advances. For prepayable advances, the advance can be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance. Ignoring lockout dates, callable or prepayable advances totaled $8.8 billion, or 26%, and $8.9 billion, or 26%, of advances outstanding, at par, at September 30, 2018 and December 31, 2017, respectively.

Advances due in one year or less decreased from 50% of the total outstanding, at par, at December 31, 2017 to 48% of the total outstanding, at par, at September 30, 2018, reflecting members' decreased demand for short-term funding. See Note 6 - Advances for additional information.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2018		December 31, 2017
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$9,731	88%	$8,608	85%
Conventional Original	720	6%	850	8%
FHA	323	3%	361	4%
Total MPP	10,774	97%	9,819	97%

MPF Program:
Conventional	215	2%	243	2%
Government	56	1%	62	1%
Total MPF Program	271	3%	305	3%

Total mortgage loans held for portfolio	$11,045	100%	$10,124	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under MPP Advantage exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease as all purchases are now under MPP Advantage.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $4 million at September 30, 2018 and $5 million at December 31, 2017. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at September 30, 2018 and December 31, 2017, respectively. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K.

During the third quarters of 2017 and 2018, major hurricanes caused substantial damage to property in several states on the southeastern coasts of the United States. We analyzed the potential impact of the hurricanes on the Bank’s mortgage loans held for portfolio, including the allowance for loan losses. Because all or a portion of any incurred losses would be covered by the credit enhancements in place and because there is no concentration of the Bank's loans in the affected states, we did not record any additional allowance for loan losses as of September 30, 2018, and we do not expect that any net losses resulting from the hurricanes will have a material effect on the Bank’s financial condition or results of operations.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	September 30, 2018	December 31, 2017	Change
Cash and short-term investments:
Cash and due from banks	$116	$55	$61
Interest-bearing deposits	1,371	660	711
Securities purchased under agreements to resell	3,171	2,606	565
Federal funds sold	3,398	1,280	2,118
Total cash and short-term investments	8,056	4,601	3,455

Investment securities:
AFS securities:
GSE and TVA debentures	4,231	4,404	(173)
GSE MBS	3,198	2,507	691
Private-label RMBS	—	218	(218)
Total AFS securities	7,429	7,129	300

HTM securities:
Other U.S. obligations - guaranteed MBS	3,543	3,299	244
GSE MBS	2,268	2,553	(285)
Private-label RMBS and ABS	—	46	(46)
Total HTM securities	5,811	5,898	(87)

Total investment securities	13,240	13,027	213

Total cash and investments, carrying value	$21,296	$17,628	$3,668

Cash and Short-Term Investments. Cash and short-term investments totaled $8.1 billion at September 30, 2018, an increase of 75% compared to December 31, 2017, due to the Bank's enhancement of its liquidity position in light of the issuance of new regulatory guidance from the Finance Agency. Cash and short-term investments as a percent of total assets were 12% at September 30, 2018 compared to 7% at December 31, 2017.

Investment Securities. During the nine months ended September 30, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS.

AFS securities totaled $7.4 billion at September 30, 2018, a net increase of 4% compared to $7.1 billion at December 31, 2017. The increase resulted from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $112 million at September 30, 2018, a decrease of $10 million compared to December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $5.8 billion at September 30, 2018, relatively unchanged from a total of $5.9 billion at December 31, 2017. At September 30, 2018, the estimated fair value of our HTM securities totaled $5.8 billion, of which $2.1 billion was in an unrealized loss position, a decrease of 26% from $2.8 billion at December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses increased from $12 million at December 31, 2017 to $23 million at September 30, 2018.

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

	September 30, 2018		December 31, 2017
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,173	57%	$4,357	62%
MBS:
Fixed-rate	3,145	43%	2,463	35%
Variable-rate	—	—%	187	3%
Total MBS	3,145	43%	2,650	38%

Total AFS securities	$7,318	100%	$7,007	100%

HTM Securities:
MBS and ABS:
Fixed-rate	$994	17%	$1,141	19%
Variable-rate	4,817	83%	4,757	81%
Total MBS and ABS	5,811	100%	5,898	100%

Total HTM securities	$5,811	100%	$5,898	100%

The mix of fixed- vs. variable-rate securities at September 30, 2018 was slightly different compared to December 31, 2017, primarily due to the sale of our private-label RMBS. In addition, substantially all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $63.4 billion at September 30, 2018, a net increase of 7% compared to December 31, 2017, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $484 million at September 30, 2018, a net decrease of 14% compared to December 31, 2017. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at September 30, 2018 totaled $62.2 billion, a net increase of $4.0 billion or 7% from December 31, 2017. This increase supported the increase in the Bank's assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2018		December 31, 2017
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,700	36%	$20,394	35%
CO bonds	17,490	28%	14,021	24%
Total due in 1 year or less	40,190	64%	34,415	59%
Long-term CO bonds	22,266	36%	23,962	41%
Total consolidated obligations	$62,456	100%	$58,377	100%

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

Hedged Item	September 30, 2018	December 31, 2017
Advances	$13,613	$11,296
Investments	8,429	7,238
Mortgage loans	798	144
CO bonds	14,984	13,524
Discount notes	—	298
Total notional	$37,824	$32,500

Total Capital. Total capital at September 30, 2018 was $3.1 billion, a net increase of $111 million or 4% compared to December 31, 2017. This increase was primarily a result of the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI as a result of the recognition of the gain on the sale of our private-label RMBS and ABS.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2018	December 31, 2017
Capital stock	62%	63%
Retained earnings	35%	33%
AOCI	3%	4%
Total GAAP capital	100%	100%

The components of GAAP capital were relatively unchanged at September 30, 2018 compared to December 31, 2017.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2018	December 31, 2017
Total GAAP capital	$3,057	$2,946
Exclude: AOCI	(95)	(112)
Add: MRCS	164	164
Total regulatory capital	$3,126	$2,998

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $8.1 billion at September 30, 2018. During the nine months ended September 30, 2018, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $267.3 billion.

The recent issuance of new regulatory guidance by the Finance Agency could continue to significantly increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash provided by operating activities was $427 million for the nine months ended September 30, 2018, compared to $202 million for the nine months ended September 30, 2017. The increase was primarily due to the impact of the change in the legal characterization of variation margin payments to be daily settled contracts.

Capital Resources.

Total Regulatory Capital. A breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS is provided in the following table ($ amounts in millions).

	September 30, 2018		December 31, 2017
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$960	46%	$945	47%
Credit unions	260	13%	240	12%
Total depository institutions	1,220	59%	1,185	59%
Insurance companies	681	33%	673	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,901	92%	1,858	92%

MRCS:
Captive insurance companies (1)	132	6%	152	7%
Former members (2)	32	2%	12	1%
Total MRCS	164	8%	164	8%

Total regulatory capital stock	$2,065	100%	$2,022	100%

(1)	Memberships must terminate no later than February 19, 2021.

(2)
Balances at September 30, 2018 and December 31, 2017 include $1 million and $3 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	September 30, 2018	December 31, 2017
Member capital stock not subject to outstanding redemption requests	$371	$302
Member capital stock subject to outstanding redemption requests	5	4
MRCS	27	31
Total excess capital stock	$403	$337

Excess stock as a percentage of regulatory capital stock	20%	17%

The increase in excess stock during the nine months ended September 30, 2018 resulted primarily from the fluctuations in advances outstanding.

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at September 30, 2018 was 0.6% of our total assets. Therefore, subject to these regulatory limitations, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so.

Capital Distributions. On October 25, 2018, our board of directors declared a cash dividend of 4.50% (annualized) on our Class B-1 capital stock and 3.60% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2018 and December 31, 2017 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2018	December 31, 2017
Credit risk	$314	$360
Market risk	330	336
Operations risk	193	208
Total risk-based capital requirement	$837	$904

Permanent capital	$3,126	$2,998

The decrease in the total risk-based capital requirement was primarily caused by a decrease in the credit risk component as a result of the sale of our private-label RMBS portfolio. Our permanent capital at September 30, 2018 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At September 30, 2018, principal previously paid in full by our MPP servicers totaling $2 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 9 - Allowance for Credit Losses in our 2017 Form 10-K. For information on additional commitments and contingencies, see Notes to Financial Statements - Note 16 - Commitments and Contingencies.

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

As part of our loan loss analysis at December 31, 2017, we considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $3.1 million. However, such increase would be substantially offset by credit enhancements. Based upon subsequent changes in underlying collateral values, we would not expect this amount to have significantly changed at September 30, 2018. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

Other-Than-Temporary Impairment.

During the nine months ended September 30, 2018, we sold all of our investments in private-label RMBS and ABS. Therefore, we did not have any OTTI-related credit losses recognized in earnings and did not run a more stressful scenario at September 30, 2018.

Recent Accounting and Regulatory Developments

Accounting Developments. See Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance for a description of how recent accounting developments may impact our financial condition, results of operations or cash flows.

Legislative and Regulatory Developments.

Finance Agency Proposed Rule on Housing Goals Amendments. On November 2, 2018, the Finance Agency published proposed amendments to the FHLBank Housing Goals regulation. The proposed amendments would substantially revise the current regulation in several respects. Among other things, the proposed amendments would:

•	Remove the current process by which the Finance Agency establishes each FHLBank’s housing goals retrospectively based on Home Mortgage Disclosure Act ("HMDA") data;

◦	Instead, the amendments would, within the regulation itself, prospectively establish annual housing goals for all FHLBanks.

•	Eliminate the current regulation’s $2.5 billion annual AMA purchase volume threshold that triggers application of housing goals for each FHLBank;

•
Eliminate the current regulation’s separate housing goals for home-purchase mortgages for low-income families, low-income areas, very-low income families and refinancing mortgages for low-income families;

◦
These four goals would be replaced by a single, overall measurement of performance. The new housing goal would include each of the four categories, but would not include a separate target level for each category. However, the proposed amendments would place a cap on the amount of purchased loans made to high-income borrowers in low-income areas by requiring that at least 75% of the mortgage loans counted toward the housing goal be made to low-income or very low-income families.

•	Establish the prospective mortgage purchase housing goal target level at 20% of an FHLBank’s annual AMA mortgage purchases;

•	Permit the FHLBanks to request Finance Agency approval of an alternative goal level;

•
Establish a separate annual housing goal target level for AMA program participation (generally 50% of all PFIs) by smaller members (those with average asset sizes below the community financial institution cap established annually by the Finance Agency);

•
Enable the Finance Agency to require any FHLBank that fails to meet any housing goal to perform a feasibility analysis on the FHLBank’s ability to meet that goal and, if the Finance Agency determines the goal was feasible, require the FHLBank to submit a housing plan detailing how it intends to achieve the goal during the next calendar year; and

•	Establish a three-year phase-in for enforcement of the new housing goals.

We are studying the proposed amendments, but at this time we have not fully determined how the amendments, if adopted as proposed, will affect our Advantage MPP or impact our PFIs’ use of the program. Comments on the proposed amendments are due by January 31, 2019.

Liquidity Guidance Advisory Bulletin. On August 23, 2018, the Finance Agency issued Advisory Bulletin 2018-07 on FHLBank liquidity ("Liquidity Guidance AB"). The Liquidity Guidance AB communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for liquidity measures. The Liquidity Guidance AB rescinds the liquidity guidance issued by the Finance Agency in 2009.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit ("SLOCs"). In addition, the guidance addresses asset/liability maturity funding gap limits.

With respect to base case liquidity, the Finance Agency revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBanks will be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten and thirty calendar days, with a specific measurement period set forth in the supervisory letter. The guidance also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance indicates that FHLBanks should maintain a liquidity reserve of between 1% and 20% of its outstanding SLOC commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20%) and one-year (-25 to -35%) maturity horizons. The guidance indicates that, depending on financial market conditions, maintaining gap limits within these ranges should provide reasonable assurance that an FHLBank will have adequate liquidity to address the risks associated with possible asset and liability maturity mismatches, including an undue reliance on short-term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to each FHLBank’s core mission achievement calculation. Portions of the guidance will be implemented beginning on December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. The Liquidity Guidance AB may require us to hold an additional amount of liquid assets, which may increase the cost of funding required to achieve the appropriate funding gap with longer-term funding. Moreover, this could reduce our ability to invest in higher-yielding assets. We do not believe these changes would materially impact our financial condition or results of operations.

Finance Agency Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the Finance Agency published proposed amendments to its rule on golden parachute payments ("Golden Parachute Rule") to better align the rule with areas of the Finance Agency’s supervisory concern and to reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an affiliated party (which includes any director, officer or employee) when such FHLBank or the Office of Finance is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments and agreements with executive officers, broad-based plans covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.
Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBanks and the Office of Finance submitted a joint comment letter. We continue to assess the effect of the proposed amendments, but we do not anticipate that, if adopted, they would materially impact our financial condition or results of operations.

Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
Premiums for commercial insurance coverage or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not in connection with a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency on the affiliated party;

•
Expenses of defending an action, subject to (i) the board of directors conducting a due investigation and making a written determination that: (a) the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or the Office of Finance (as the case may be) and (b) such payments will not materially adversely affect the safety and soundness of the FHLBank or the Office of Finance; and (ii) an agreement to repay those expenses in certain instances; and

•	Amounts payable under an indemnification agreement entered into on or prior to September 20, 2016 (the date the rule was proposed).

The rule also outlines the process the board of directors must undertake prior to making a permitted payment. The rule became effective November 5, 2018. We do not expect the rule will materially impact our financial condition or results of operations or ability to recruit or retain directors.

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

Advances and Other Credit Products. As of September 30, 2018 and December 31, 2017, advances to our insurance company members represented 47% and 45%, respectively, of our total advances, at par. The initial borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets less money borrowed. As of September 30, 2018, no insurance company member had total credit products outstanding in excess of this threshold.

Effective February 19, 2016, new or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of September 30, 2018, one such captive insurance company member's total credit products previously outstanding exceeded the percentage limit. Therefore, no new or renewed credit extensions have been made to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2018, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

September 30, 2018	AA	A	Total
Domestic	$—	$3,665	$3,665
Australia	500	—	500
Canada	—	290	290
Singapore	200	—	200
Sweden	113	—	113
Total unsecured credit exposure	$813	$3,955	$4,768

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. These investments totaled 293% of total regulatory capital at September 30, 2018. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
September 30, 2018	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,370	$—	$—	$1,371
Securities purchased under agreements to resell	—	3,171	—	—	—	3,171
Federal funds sold	—	813	2,585	—	—	3,398
Total short-term investments	—	3,985	3,955	—	—	7,940
Long-term investments:
GSE and TVA debentures	—	4,231	—	—	—	4,231
GSE MBS	—	5,466	—	—	—	5,466
Other U.S. obligations - guaranteed RMBS	—	3,543	—	—	—	3,543
Total long-term investments	—	13,240	—	—	—	13,240

Total investments, carrying value	$—	$17,225	$3,955	$—	$—	$21,180

Percentage of total	—%	81%	19%	—%	—%	100%

December 31, 2017
Short-term investments:
Interest-bearing deposits	$—	$—	$660	$—	$—	$660
Securities purchased under agreements to resell	—	2,606	—	—	—	2,606
Federal funds sold	—	780	500	—	—	1,280
Total short-term investments	—	3,386	1,160	—	—	4,546
Long-term investments:
GSE and TVA debentures	—	4,404	—	—	—	4,404
GSE MBS	—	5,060	—	—	—	5,060
Other U.S. obligations - guaranteed RMBS	—	3,299	—	—	—	3,299
Private-label RMBS and ABS	—	4	16	2	242	264
Total long-term investments	—	12,767	16	2	242	13,027

Total investments, carrying value	$—	$16,153	$1,176	$2	$242	$17,573

Percentage of total	—%	92%	7%	—%	1%	100%

During the nine months ended September 30, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS, substantially all of which were rated below investment grade.

Mortgage Loans Held for Portfolio. The following table presents a breakdown of the activity in the LRA for original MPP and MPP Advantage ($ amounts in millions).

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$7	$154	$161	$8	$129	$137
Additions	—	9	9	—	7	7
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	—	—	—	—	—
Liability, end of period	$7	$163	$170	$8	$136	$144

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$7	$142	$149	$8	$118	$126
Additions	—	22	22	—	18	18
Claims paid	—	—	—	—	—	—
Distributions to PFIs	—	(1)	(1)	—	—	—
Liability, end of period	$7	$163	$170	$8	$136	$144

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

September 30, 2018	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$297	$8	$—	$8
Uncleared derivatives - A	173	2	—	2
Liability positions with credit exposure
Uncleared derivatives - A	2,077	(8)	8	—
Cleared derivatives (1)	22,222	(3)	117	114
Total derivative positions with credit exposure to non-member counterparties	24,769	(1)	125	124
Total derivative positions with credit exposure to member institutions (2)	35	—	—	—
Subtotal - derivative positions with credit exposure	24,804	$(1)	$125	$124
Derivative positions without credit exposure	13,020
Total derivative positions	$37,824

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions (MPP).

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

Date	VaR
September 30, 2018	$330
December 31, 2017	336

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

September 30, 2018	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,430	$3,374	$3,309	$3,217	$3,189
Percent change in MVE from base	3.7%	2.0%	0%	(2.8)%	(3.6)%
MVE/Book value of equity (2)	106.5%	104.7%	102.7%	99.9%	99.0%
Duration of equity (3)	2.1	1.4	2.6	1.9	0.8

December 31, 2017
MVE	$3,302	$3,200	$3,096	$3,001	$2,895
Percent change in MVE from base	6.7%	3.4%	0%	(3.1)%	(6.5)%
MVE/Book value of equity (2)	106.2%	102.9%	99.5%	96.5%	93.1%
Duration of equity (3)	2.3	3.7	2.9	3.4	3.7

(1)	Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2017 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment and changes in portfolio composition.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.08% and 0.10% at September 30, 2018 and December 31, 2017, respectively.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2017 Form 10-K for information about our use of derivative hedges.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act") is: (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (b) accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, to allow timely decisions regarding required disclosures. As of September 30, 2018, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer), and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

10.1*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2019, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404 filed on September 19, 2018

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 8, 2018	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 8, 2018	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

November 8, 2018	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer