Form 10-K
period 2018-12-31
Federal Home Loan Bank of Indianapolis
filed 2019-03-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒  Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No
Registrant's Class B stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2018, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.1 billion. At February 28, 2019, 21,265,312 shares of Class B stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

GLOSSARY OF TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
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
SOFR: Secured Overnight Financing Rate
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

•
volatility of market prices, interest rates, and indices or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the FRB and the FDIC, or a decline in liquidity in the financial markets, that could affect the value of investments, or collateral we hold as security for the obligations of our members and counterparties;

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

•
political events, including federal government shutdowns, administrative, legislative, regulatory, or other developments, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSE's generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K. This Form 10-K, including Business, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be read in conjunction with our financial statements and notes, which are included in Item 8.

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

We are wholly owned by our member institutions. All federally-insured depository institutions (including commercial banks, savings associations and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, certain non-federally insured credit unions and non-captive insurance companies are eligible to become members of our Bank if they have a principal place of business, or are domiciled, in our district states of Michigan or Indiana. Applicants for membership must meet certain requirements that demonstrate that they are engaged in residential housing finance. All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for stock held by former members or their legal successors during their stock redemption period. Our capital stock is not publicly-traded; it is purchased by members from us and redeemed or repurchased by us at the stated par value. With written approval from us, a member may transfer any of its excess capital stock in our Bank to another member at par value.

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

The Finance Agency is the federal regulator of the FHLBanks, Fannie Mae and Freddie Mac. The Finance Agency's stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

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

These operating segments are (i) traditional, which consists of credit products, investments, and correspondent services and deposits; and (ii) mortgage loans, which consist substantially of mortgage loans purchased from our members through our MPP. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 16 - Segment Information.

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

December 31, 2018	Advances Outstanding	% of Total
The Lincoln National Life Insurance Company	$3,930	12%
Flagstar Bank, FSB	3,143	10%
Chemical Bank	2,445	7%
Jackson National Life Insurance Company	2,016	6%
American United Life Insurance Company	1,675	5%
Subtotal - largest borrowers	13,209	40%
Next five largest borrowers	6,854	21%
Others	12,766	39%
Total advances, par value	$32,829	100%

December 31, 2017	Advances Outstanding	% of Total
Flagstar Bank, FSB	$5,665	17%
The Lincoln National Life Insurance Company	2,900	8%
Jackson National Life Insurance Company	2,621	8%
Chemical Bank	2,337	7%
American United Life Insurance Company	1,671	5%
Subtotal - largest borrowers	15,194	45%
Next five largest borrowers	6,802	19%
Others	12,173	36%
Total advances, par value	$34,169	100%

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

For the years ended December 31, 2018, 2017, and 2016, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain ORERC assets, such as commercial MBS, municipal securities, commercial real estate loans and home equity loans, and small business loans or farm real estate loans from CFIs. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection. In addition, under the Bank Act, we have a lien on the borrower's stock in our Bank as security for all of the borrower's indebtedness.

We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate those policies do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. Consistent with the CFPB home mortgage lending rules, we accept loans that comply with or are exempt from the ability-to-pay requirements as collateral.

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

The over-collateralization requirement applied to asset classes may also vary depending on collateral status, because lower requirements are applied as our levels of information and control over the assets increase. Over-collateralization requirements are applied using market values for collateral in listing and possession status and book value for collateral pledged through blanket status. In no event, however, would market values assigned to whole loan collateral exceed par value. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances and Other Credit Products.

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

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, utilize balance sheet capacity and supplement our earnings. Higher earnings bolster our ability to support affordable housing and community investment. Our investment portfolio may only include investments deemed investment quality at the time of purchase.

Our short-term investment portfolio is placed with highly-rated entities, and ensures the availability of funds to meet our members' credit needs. Our short-term investment portfolio typically includes securities purchased under agreements to resell, which are secured by United States Treasuries or Agency MBS passthroughs, unsecured federal funds sold and interest-bearing demand deposit accounts. Each may be purchased with either overnight or term maturities, or in the case of demand deposit accounts, redeemed at any time during business hours. In the aggregate, the FHLBanks may represent a significant percentage of the federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.

The longer-term investment portfolio typically generates higher returns and consists of (i) securities issued by the United States government, its agencies, and certain GSEs, and (ii) Agency MBS and ABS.

All unsecured investments, including those with our members or their affiliates, are subject to certain selection criteria. Each unsecured counterparty must be approved and has an exposure limit, which is computed in the same manner regardless of the counterparty's status as a member, affiliate of a member or unrelated party. These criteria determine the permissible amount and maximum term of the investment. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments.

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

Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement to be rated by us as at least investment grade, and we operate our credit enhancement model and methodology accordingly to estimate the amount of necessary credit enhancement for those pools.

As a result of the credit enhancements, the PFI shares the credit risk with us on conventional mortgage loans. We manage the interest-rate risk, prepayment option risk, and liquidity risk.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. Furthermore, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending. All loans purchased through our MPP must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

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

Mortgage Loan Concentration. During 2018, our top-selling PFI sold us mortgage loans totaling $730 million, or 33% of the total mortgage loans purchased by the Bank in 2018. Our five top-selling PFIs sold us 61%. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

At December 31, 2018, 26% of the par value of MPP loans outstanding had been purchased from one PFI. Based on a limit established by our board of directors, the outstanding balance (as determined at the last reported month end) of MPP loans previously purchased from any one PFI cannot exceed 50% of the total MPP portfolio balance.

For the years ended December 31, 2018, 2017, and 2016, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our MPP portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The median original size of each mortgage loan outstanding was approximately $166 thousand at December 31, 2018.

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

Our original MPP, which we ceased offering for conventional loans in November 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on an NRSRO model in compliance with Finance Agency regulations. In November 2010, we began offering Advantage MPP for new conventional MPP loans, which utilizes an enhanced fixed LRA for additional credit enhancement, resulting in an implied credit rating of at least investment grade, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and Advantage MPP, the funds in the LRA are established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any, and used to pay losses on a pool basis.

Credit losses on defaulted mortgage loans in a pool are paid from these sources, until they are exhausted, in the following order:

•	borrower's equity;

•	PMI, if applicable;

•	LRA;

•	SMI, if applicable; and

•	our Bank.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is used for all acquisitions of conventional mortgage loans under Advantage MPP.

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

•
Advantage MPP. The LRA for Advantage MPP differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and is based on the principal amount purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 120 bps of the principal amount. LRA funds not used to pay loan losses may be returned to the PFI subject to a release schedule detailed in each MCC based on the original LRA amount. No LRA funds are returned to the PFI for the first five years after the pool is closed to acquisitions. We absorb any losses in excess of available LRA funds.

SMI. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, depending on the SMI contract terms, and subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed $35 million of total initial principal to be sold on a "best-efforts" basis include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage (ranges from 200 - 400 bps), as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied NRSRO credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are releasable LRA funds available. We absorb any non-credit losses greater than the available LRA. We do not have SMI coverage on loans purchased under Advantage MPP.

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

It is the servicer's responsibility to initiate loss claims on the loans. No payments from the LRA (other than excess amounts released to the PFI over a period of time in accordance with each MCC) or SMI are made prior to the claims process. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA funds. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA has been depleted but is still being funded, based on our contractual arrangement, we and/or the SMI provider are entitled to reimbursement from those funds as they are received, up to the full reimbursable amount of the claim. These claim payments would be reflected as additional deductions from the LRA as they were paid. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP.

Housing Goals. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. Under its current housing goals regulation, the Finance Agency may establish low-income housing goals for FHLBanks that acquire, in any calendar year, more than $2.5 billion of conventional mortgages through an AMA program. If we exceed this volume threshold and fail to meet any affordable housing goals established by the Finance Agency that were determined by the Director to have been feasible, we may be required to submit a housing plan to the Finance Agency.

For information concerning the Finance Agency’s proposed changes to the housing goals regulation, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

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

While the primary liability for consolidated obligations issued to provide funds for a particular FHLBank rests with that FHLBank, consolidated obligations are the joint and several obligations of all of the FHLBanks under Section 11(a). Although each FHLBank is a GSE, consolidated obligations are not obligations of, and are not guaranteed by, the United States government. Consolidated obligations are backed only by the financial resources of all of the FHLBanks and are rated Aaa by Moody's and AA+ by S&P.

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 4 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed or adjustable rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including LIBOR, Federal Funds, United States Treasury Bill, Constant Maturity Swap, Prime Rate, SOFR, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. Through its oversight of the United States financial markets, the United States Treasury can also affect debt issuance for the FHLBanks. For more information, see Item 1. Business - Supervision and Regulation - Government Corporations Control Act.

Affordable Housing Programs, Community Investment and Small Business Grants

Each FHLBank is required to set aside 10% of its annual net earnings before interest expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•
Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2018 or 2017, are also part of this program.

•	Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦	Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;

◦	Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;

◦
Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability; and

◦
Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was most recently approved by the board of directors and activated to assist victims of the 2018 flooding disaster/emergency declaration in certain Michigan and Indiana counties.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2018 and 2017, we had $1.1 billion and $908 million, respectively, of outstanding principal on CIP-related advances.

In 2018, the Bank began offering small business grants under its new Elevate program, which are designed to support the growth and development of small businesses in Michigan and Indiana by providing funding for capital expenditures, workforce training, or other business-related needs. The total amount awarded in 2018 was $255,595.

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

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities they want to purchase and the preferences of member institutions for the types of advances they want to hold and the types of mortgage loans they want to sell. For more information, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges.

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

We contract with third-party compliance firms to perform certain services on our behalf to assist us with our compliance with these regulations as they are applicable to us. Finance Agency regulations require that we monitor and assess our third-party firms' performance of the services. As we identify deficiencies in our third-party firms' performance, we seek to remediate the deficiencies. Under certain circumstances, we are required to notify the Finance Agency about the deficiencies and our response to assure our compliance with these regulations.

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

Membership

Our membership territory is comprised of the states of Michigan and Indiana. In 2018, we gained 9 new members and lost 12 members, as a result of mergers and consolidations, for a net loss of 3 members.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2018	% of Total	December 31, 2017	% of Total
Commercial banks and savings associations	192	51%	201	53%
Credit unions	129	34%	123	32%
Insurance companies	53	14%	55	14%
CDFIs	5	1%	3	1%
Total member institutions	379	100%	382	100%

There was no material impact on our business as a result of the change in membership composition.

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

Employees

As of December 31, 2018, we had 246 full-time employees and 3 part-time employees. Employees are not represented by a collective bargaining unit.

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

Our 2019 Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com/materials under "Bulletins, Publications and Presentations."

Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on March 23, 2018. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Annual Report on Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Conduct or our 2019 Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the FRB through its regulation of the supply of money and credit in the United States. The FRB's policies either directly or indirectly influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for our debt. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

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

Our business and results of operations are sensitive to the condition of the housing and mortgage markets, as well as general business and economic conditions. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance, could reduce the value of collateral securing our advances and the fair value of our MBS. Such reductions in value would increase the possibility of under-collateralization, thereby increasing the risk of loss in case of a member's failure. Also, deterioration in the residential mortgage markets could negatively affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans and possible additional realized losses if we were forced to liquidate our MPP portfolio.

Our district is comprised of the states of Michigan and Indiana. In the last several years, both states have experienced improving economic conditions. However, increases in unemployment and foreclosure rates or decreases in job or income growth rates in either state could result in less demand for mission-related assets and therefore lower earnings. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Economic Environment.

A Cybersecurity Event; Interruption in Our Information Systems; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or Failure of or an Interruption in Information Systems of Third-Party Vendors or Service Providers Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation

Cybersecurity.

We rely heavily on our information systems and other technology to conduct and manage our business, which inherently involves large financial transactions with our members and other counterparties. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. These computer systems, software and networks may be vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations. As malicious threat tactics continue to mature, we are required to implement more advanced mitigating controls, which increases our mitigation costs. Moreover, if we experience a significant cybersecurity event, we may be unable to conduct and manage our business functions effectively, we may incur significant expenses in remediating such incidents, and we may suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. Although we carry cybersecurity insurance, its coverage may not be adequate to cover losses we may incur if a significant cybersecurity event occurs.

Information Systems; Facilities; Unavailability or Interruption of Service.

In addition, our operations rely on the availability and functioning of our main office, our business resumption center and other facilities. If we experience a significant failure or interruption in our business continuity, disaster recovery or certain information systems, we may be unable to conduct and manage our business functions effectively, we may incur significant expenses in remediating such incidents, and we may suffer reputational harm. Moreover, any of these occurrences could result in increased regulatory scrutiny of our operations.

Office of Finance.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of consolidated obligations, among other things. A failure or interruption of the Office of Finance's services as a result of breaches, cyber attacks, or technological outages could disrupt each FHLBank's access to these funds and constrain or otherwise negatively affect our business operations. Moreover, any operational failure of the Office of Finance could expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

Other Third Parties.

Despite our policies, procedures, controls and initiatives, some operational risks are beyond our control, and the failure of other parties to adequately address their performance standards and operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other services critical to our business and regulatory compliance to third-party vendors and service providers, including derivatives clearing organizations and loan servicers. Compromised security at any third party with whom we conduct business could expose us to cyber attacks or other breaches. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or with increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. In addition, any failure, interruption or breach in security of these systems, any disruption of service, or any key external party's failure to perform its contractual obligations could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our advances, MPP, funding, hedging activities and regulatory compliance. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be timely detected or adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

MPF Program - FHLBank of Chicago.

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

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Severe financial and economic disruptions in the past, and the United States government's measures to mitigate their effects, including increased capital requirements on dealers' inventory and other regulatory changes affecting dealers, have changed the traditional bases on which market participants value GSE debt securities and consequently could affect our funding costs and practices, which could make it more difficult and more expensive to issue our debt. Any further disruption in the debt market could have an adverse impact on our interest spreads, opportunities to call and reissue existing debt or roll over maturing debt, or our ability to meet the Finance Agency's mandates on FHLBank liquidity.

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

Our top borrower had advances outstanding at December 31, 2018 totaling $3.9 billion, or 12% of the Bank's total advances outstanding, at par. Our top-selling PFI sold us mortgage loans during 2018 totaling $730 million, or 33% of the total mortgage loans purchased by the Bank in 2018.

Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Therefore, our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

The number of counterparties that meet our internal and regulatory standards for derivative, repurchase, federal funds sold, TBA, and other financial transactions, such as broker-dealers and their affiliates, has decreased over time. In addition, since the Dodd-Frank Act, the requirements for posting margin or other collateral to financial counterparties has tended to increase, both in terms of the amount of collateral to be posted and the types of transactions for which margin is now required. These factors tend to increase the risk exposure that we have to any one counterparty, and as such may tend to increase our reliance upon each of our counterparties. A failure of any one of our major financial counterparties, or continuing market consolidation, could affect our profitability, results of operations, and ability to enter into additional transactions with existing counterparties without exceeding internal or regulatory risk limits.

Downgrades of Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could Adversely Impact Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms

The FHLBanks' consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time lower a rating or issue negative reports. Because each FHLBank has joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLBank's financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the respective FHLBanks are generally influenced by the sovereign credit rating of the United States.

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States.

Uncertainty remains regarding possible longer-term effects resulting from rating actions. Any future downgrades in the credit ratings and outlook, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs, additional collateral posting requirements for certain derivative instrument transactions, or disruptions in our access to capital markets. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations

We are exposed to credit losses from member products, investment securities and counterparty obligations.

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

A deterioration of residential or commercial real estate property values could further affect the mortgages pledged as collateral for advances. In order to remain fully collateralized, we may require members to pledge additional collateral when we deem it necessary. If members are unable to fully collateralize their obligations with us, our advances could decrease further, negatively affecting our results of operations or ability to pay dividends or redeem or repurchase capital stock.

Mortgage Loans. If delinquencies in our fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses exceeding the protection provided by the LRA and SMI credit enhancement and CE obligations, as applicable, on mortgage loans purchased through our MPP or the participating interests in MPF Program loans acquired from the FHLBank of Topeka or another MPF FHLBank.

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

We are also exposed to credit losses from servicers of mortgage loans purchased under our MPP or through participating interests in mortgage loans purchased from other FHLBanks under the MPF Program if they fail to perform their contractual obligations.

Investment Securities. The MBS market continues to face uncertainty over the potential changes in the Federal Reserve's holdings of MBS and the effect of any new or proposed actions. Additionally, future declines in housing prices, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in unrealized losses, which could adversely affect our financial condition.

We are also exposed to credit losses from third-party providers of credit enhancements on the MBS investments that we hold in our investment portfolios, including mortgage insurers, bond insurers and financial guarantors. Our results of operations could be adversely impacted if one or more of these providers fails to fulfill its contractual obligations to us.

Counterparty Obligations. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties or through derivatives clearing organizations. A counterparty default could result in losses if our credit exposure to that counterparty is not fully collateralized or if our credit obligations associated with derivative positions are over-collateralized. The insolvency or other inability of a significant counterparty, including a clearing organization, to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations, as well as our ability to engage in routine derivative transactions. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage some aspects of our interest-rate risk.

Moreover, our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of financial institutions that transact business with our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. Consequently, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find suitable counterparties for routine business transactions.

Changes in the Legal and Regulatory Environment for FHLBanks, Other Housing GSEs or Our Members May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership

We could be materially adversely affected by: the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, the SEC, the CFTC, the CFPB, the Financial Stability Oversight Council, the Comptroller General, the FASB or other federal or state financial regulatory bodies; or judicial decisions that alter the present regulatory environment. Likewise, whenever federal elections result in changes in the executive branch or in the balance of political parties’ representation in Congress, there is increased uncertainty as to potential administrative, regulatory and legislative actions that may materially adversely affect our business.

Changes that restrict the growth or alter the risk profile of our current business or prohibit the creation of new products or services could negatively impact our earnings. For example, our earnings could be negatively impacted by regulatory changes that (i) further restrict the types, characteristics or volume of mortgages that we may purchase through our MPP or otherwise reduce the economic value of MPP to our members, or (ii) require us to change the composition of our assets and liabilities. In addition, the regulatory environment in which our members provide financial products and services could be changed in a manner that negatively impacts their ability to take full advantage of our products and services, our ability to rely on their pledged collateral, or their desire to maintain membership in our Bank. Changes to the regulatory environment that affect our debt underwriters, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. Similarly, regulatory actions or public policy changes, including those that give preference to certain sectors, business models, regulated entities, assets, or activities, could negatively impact us. For example, changes in the status of Fannie Mae and Freddie Mac during the next phases of their conservatorship or as a result of legislative or regulatory changes, may impact funding costs for the FHLBanks, which could negatively affect our business and results of operations. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive these issuers or their debt instruments as bearing increased risk.

The Finance Agency requires the FHLBanks to maintain sufficient liquidity through short-term investments in an amount at least equal to an FHLBank's cash outflows under hypothetical scenarios for the treatment of maturing advances. This regulatory guidance is designed to assure there is sufficient liquidity in the event of temporary disruptions in the capital markets that affect the FHLBanks' access to funding. To satisfy these scenarios, we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options. In certain circumstances we may also need to fund shorter-term advances with short-term discount notes that have maturities beyond those of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spreads. To the extent these increased prices make our advances less competitive, advance levels and net interest income may be negatively affected.

In August 2018, the Finance Agency issued Advisory Bulletin 2018-07 on liquidity ("Liquidity Guidance AB"), which took effect, in part, on December 31, 2018. The Liquidity Guidance AB, among other things, provides guidance related to asset and liability maturity funding gap limits. Specifically, with respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month and one-year maturity horizons. Specific initial percentages within prescribed ranges are identified in a Finance Agency supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase refinancing risk. As a result of the Liquidity Guidance AB, our cost of funding may increase if we are required to achieve appropriate funding gaps with longer-term funding.

The CFPB rules include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay the mortgage loan. The Dodd-Frank Act provides defenses to foreclosure and causes of action for damages if the mortgage lender does not meet the standards in the CFPB rules. A mortgage borrower can assert these defenses and causes of action against the original mortgage lender and against purchasers and other assignees of the mortgage loan, which would include us if we were to purchase a loan under our AMA programs or if we were to direct a servicer to foreclose on mortgage loan collateral. In addition, if we were to make advances secured by non-safe harbor qualified mortgages retained by a mortgage lender and were to subsequently liquidate such collateral, we could be subject to these defenses to foreclosure or causes of action for damages. This risk, in turn, could reduce the value of our advances collateral, potentially reducing our likelihood of full repayment on our advances if we were required to sell such collateral.

Regulatory reform since the most recent financial crisis has tended to increase the amount of margin collateral that we must provide to collateralize certain kinds of financial transactions, and has broadened the categories of transactions for which we are required to post margin. For example, the Dodd-Frank Act and related regulatory changes have increased the margin we must provide for cleared and uncleared derivative transactions, and, effective in March 2020, Financial Industry Regulatory Authority ("FINRA") Rule 4210 will require us to exchange margin on certain MBS transactions. Materially greater margin requirements - due to Dodd-Frank Act derivatives regulatory requirements, FINRA Rule 4210, or otherwise - could adversely affect the availability and pricing of our derivative transactions, making such trades more costly and less attractive as risk management tools. New and expanded margin requirements on derivatives and MBS could also change our risk exposure to our counterparties and may require us to enhance further our systems and processes.

Dodd-Frank Act provisions may also indirectly affect us due to its effects on our members. For example, this law establishes a solvency framework to address the failure of a financial institution, which could include one or more of our members or financial counterparties. Because the Dodd-Frank Act requires several regulatory bodies to carry out its provisions, its full effect remains uncertain until after the required reports to Congress are issued and implementing regulations are adopted.

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

New and amended rules promulgated by our members' primary regulators may create unanticipated risks as well. For example, the largest members of the FHLBank System may have increased their advances levels in order to meet Basel III regulatory requirements. At the same time, changes to SEC guidance pertaining to prime money market funds have resulted in a significant increase in demand for government funds and Agency debt, as well as FHLBank discount notes. These developments could influence regulatory guidance, particularly with respect to liquidity. We cannot predict what effects, if any, these developments will have on the FHLBank System as a whole or upon our Bank, nor can we predict what additional regulatory actions may be taken as a result.

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

The effect of interest rate changes can be exacerbated by prepayment and extension risks, which are the risks that mortgage-based investments will be refinanced by borrowers in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase, which may result in increased premium amortization expense and a decrease in the yield of our mortgage assets as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, our balance of consolidated obligations may remain outstanding. Conversely, increases in interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our interest spread.

A flattening yield curve, in which the difference between short-term interest rates and long-term interest rates is lower relative to prior market conditions, will tend to reduce, and has reduced, the net interest margin on new loans added to the MPP portfolio. Until such time as the yield curve becomes steeper, we may continue to earn lower spread income from that portfolio.

Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, principally due to basis risk because we use the OIS curve in place of the LIBOR rate curve as the discount rate to estimate the fair values of collateralized LIBOR-based interest-rate related derivatives while the hedged items currently on the balance sheet are still valued using the LIBOR rate curve. Such volatility may be greater in 2019 as we began purchasing short-term fixed-rate Treasury securities swapped to OIS as a part of our liquidity portfolio.

Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations

Many of our assets and liabilities are indexed to LIBOR. On July 27, 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the United Kingdom, announced that it will plan for a phase-out of regulatory oversight of LIBOR interest rate indices. The FCA indicated that it will cease persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, and that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The FCA further indicated, however, that it will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate.

In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee ("ARRC") of the FRB and the Federal Reserve Bank of New York. The ARRC has proposed the SOFR as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing a SOFR in the second quarter of 2018. In January 2019, we participated in the issuance of a SOFR-indexed CO bond, the fourth SOFR issuance for the FHLBank System. The Bank expects to continue to participate in SOFR-indexed CO bonds.

The market transition away from LIBOR to SOFR also is expected to be complicated, including the development of terms and credit adjustments to accommodate differences between LIBOR and SOFR. The introduction of an alternative rate also may introduce additional basis risk for market participants, as an alternative index is utilized along with LIBOR during a transition period. There can be no guarantee that SOFR will become widely used or that alternatives may or may not develop with additional complications. The infrastructure necessary to manage hedging utilizing SOFR still needs to be built, and the transition in the markets and adjustments in our systems could be disruptive, with disruptions potentially beginning before the currently-planned phase-out of FCA support of LIBOR. A mechanism is not yet well-established to convert the credit and tenor features of LIBOR into any proposed replacement rate because markets which could facilitate such conversion are new and currently lack depth or liquidity. Moreover, there is no guarantee that, if the market is fully functioning at the time of the transition, the transition will be successful. Similarly, the transition from one reference rate to another could have accounting effects. For example, such transition could have an effect on our hedge effectiveness, which could affect our results of operations. Additionally, our risk management measuring, monitoring and valuation tools utilize LIBOR as a reference rate. Disruptions in the market for LIBOR and its regulatory framework, therefore, could have unanticipated effects on our risk management activities as well.

Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. We believe that other market participants, including our member institutions, derivatives clearing organizations, and other financial counterparties are also monitoring the LIBOR transition, but we cannot predict how such institutions will react to the transition, or what effects such reactions will have on us. We are not able to predict at this time whether LIBOR will cease to be available after 2021, whether SOFR or another alternative rate will become the sole market benchmark in place of LIBOR, whether the transitions to new reference rates will be successful, or what the impact of such a transition will be on the Bank's business, financial condition or results of operations.

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

The Inability to Attract and Retain Key Personnel Could Adversely Affect the Bank's Operations

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations. Such ability could be challenged as employment in the United States improves, particularly in the Indianapolis area.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 105,600 square feet. We lease or hold for lease to various tenants the remaining 11,400 square feet. We also maintain two leased off-site backup facilities of approximately 11,900 square feet and 200 square feet, respectively, which are on electrical distribution grids that are separate from each other and from our office building. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk Management.

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

Number of Shareholders

As of February 28, 2019, we had 390 shareholders and $2.1 billion par value of regulatory capital stock, which includes Class B common stock and MRCS issued and outstanding.

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

Dividends may, but are not required to, be paid on our Class B capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2018, our excess stock was 0.7% of our total assets.

Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

Our capital plan provides for two sub-series of Class B capital stock: Class B-1 and Class B-2. Class B-1 is stock held by our members that is not subject to a redemption request, while Class B-2 is required stock that is subject to a redemption request. Class B-1 shareholders receive a higher dividend than Class B-2 shareholders. The Class B-2 dividend is presently equal to 80% of the amount of the Class B-1 dividend and can only be changed by an amendment to our capital plan with approval of the Finance Agency. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by a member during the dividend payment period (applicable quarter). For more information, see Notes to Financial Statements - Note 13 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.

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

We paid quarterly cash dividends as set forth in the following table ($ amounts in thousands).

	Class B-1				Class B-2
By Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2019
Quarter 1	$26,480	$2,153	$28,633	5.50%	$4	$150	$154	4.40%

2018
Quarter 4	$21,470	$1,723	$23,193	4.50%	$6	$125	$131	3.60%
Quarter 3	21,115	1,842	22,957	4.50%	4	159	163	3.60%
Quarter 2	19,368	1,927	21,295	4.25%	5	24	29	3.40%
Quarter 1 (2)	11,481	1,014	12,495	2.50%	6	20	26	2.00%
Quarter 1	19,518	1,723	21,241	4.25%	10	34	44	3.40%

2017
Quarter 4	$18,564	$1,724	$20,288	4.25%	$11	$44	$55	3.40%
Quarter 3	17,373	1,703	19,076	4.25%	14	52	66	3.40%
Quarter 2	15,803	1,701	17,504	4.25%	15	52	67	3.40%
Quarter 1	15,545	1,824	17,369	4.25%	19	54	73	3.40%

(1)
Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The Class B-2 dividend is paid at 80% of the amount of the Class B-1 dividend.

(2)	Reflects a supplemental cash dividend.

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

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Condition:
Advances	$32,728	$34,055	$28,096	$26,909	$20,789
Mortgage loans held for portfolio, net	11,385	10,356	9,501	8,146	6,820
Cash and short term investments	7,610	4,601	4,128	4,932	3,552
Investment securities	13,378	13,027	11,880	10,415	10,538
Total assets	65,412	62,349	53,907	50,608	41,853

Discount notes	20,895	20,358	16,802	19,251	12,568
CO bonds	40,266	37,896	33,467	27,862	25,503
Total consolidated obligations	61,161	58,254	50,269	47,113	38,071

MRCS	169	164	170	14	16

Capital stock	1,931	1,858	1,493	1,528	1,551
Retained earnings	1,078	976	887	835	777
AOCI	42	112	56	23	47
Total capital	3,051	2,946	2,436	2,386	2,375

Statement of Income:
Net interest income	$288	$262	$198	$196	$184
Provision for (reversal of) credit losses	—	—	—	—	(1)
Other income (loss)	21	(6)	6	10	13
Other expenses	92	82	78	72	68
AHP assessments	22	18	13	13	13
Net income	$195	$156	$113	$121	$117

Selected Financial Ratios:
Net interest margin (1)	0.45%	0.45%	0.39%	0.44%	0.47%
Return on average equity	6.43%	5.88%	4.92%	5.13%	4.72%
Return on average assets	0.30%	0.26%	0.22%	0.27%	0.30%

Weighted average dividend rate (2)	5.00%	4.25%	4.25%	4.12%	4.18%
Dividend payout ratio (3)	47.87%	43.05%	53.87%	52.48%	58.96%

Total capital ratio (4)	4.66%	4.72%	4.52%	4.71%	5.68%
Total regulatory capital ratio (5)	4.86%	4.81%	4.73%	4.70%	5.60%
Average equity to average assets	4.72%	4.47%	4.46%	5.23%	6.29%

(1)	Net interest income expressed as a percentage of average interest-earning assets.

(2)	Dividends paid in cash during the year divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(3)
Dividends paid in cash during the year divided by net income for the year. The ratios for the years ended December 31, 2018 and 2014 include a supplemental dividend of 2.5% and 2.0% related to 2017 and 2013 results, respectively.

(4)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(5)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

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

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called consolidated obligations, which are the joint and several obligation of all FHLBanks. We obtain additional funds from deposits, other borrowings, and the issuance of capital stock to our members.

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

The FOMC raised the target range for the federal funds rate by 25 bps at its December 2018 meeting. This marked the 8th rate hike of this tightening cycle, reaching a cumulative full 2 percentage point increase in the federal funds target since the cycle began in December 2015. Subsequent to year-end, the FOMC met and left the target rate unchanged, noting that recent data indicates a continuing strong labor market and strong household spending growth, but business fixed investment and near-term price level increases have moderated from last year’s levels. Additionally, inflation indicators remain firmly below long-term averages and just under the FOMC target inflation level of 2% annually, as measured by the Personal Consumption Expenditure deflator. Although it maintained the current federal funds target, the FOMC indicated that it will remain patient in making additional rate changes and that its overall strategy going forward will be data-dependent. The Federal Reserve has continued to unwind the trillions of dollars of quantitative easing ("QE"), also known as quantitative tightening. By early December, the Federal Reserve had reduced its balance sheet holdings by $347 billion, resulting in the lowest level of total remaining QE assets held since January 2014. In the fourth quarter of 2018, yields on U.S. Treasuries increased at the short-end of the yield curve and decreased for Treasuries with maturities of 6-months and greater relative to the prevailing yields at the end of the third quarter. As nominal interest rates remain historically relatively low and interest rates have increased, total returns in many bond market sectors remained low in 2018. Market sectors with negative returns in 2018 include Treasury Inflation-Protection Securities, convertible bonds, high yield bonds, and corporate bonds.

During the fourth quarter 2018, the U.S. Gross Domestic Product ("GDP") for the third quarter was revised downward a second time to an annualized growth rate of 3.4%. This marks the 36th consecutive quarter with positive economic growth, starting with the end of the last recession. The growth rate compares to an increase of 4.2% in the second quarter. According to the Department of Commerce, GDP rose in the third quarter as a result of increases in personal consumption expenditures, private industry investment, non-residential fixed investment, federal government spending, and state and local government spending. According to the Bureau of Economic Analysis ("BEA"), both household debt service ratios and net worth levels remain strong and have been improving along with the labor market. However, the BEA also reported moderating or deteriorating performance in the fourth quarter in the following cyclical economic indicators as a percentage of GDP: residential investment, business fixed investment, motor vehicle and parts consumption, and changes in private inventories.

According to the Bureau of Labor Statistics, labor market activity continues to improve. As of December 2018, the U.S. unemployment rate was 3.9%, compared to the 50-year average of 6.2%. The unemployment rate has dropped steadily since peaking at 10% in October 2009. Wage growth, after steadily declining from 2007 to 2012, has been stagnant, but has recently increased. In December 2018, the annualized wage growth in the U.S. was 3.3%.

Economic activity in the district, represented by Michigan and Indiana, has been similar to national averages. The unemployment rates in Michigan and Indiana in December 2018 were 4.0% and 3.6%, respectively, similar to the national average of 3.9%. Total employment and personal income have continued to grow, though personal income growth has been below national levels in both states. Housing market growth across the U.S. began to slow in late 2018 despite the strength in the overall economy. A shortage of existing home inventory, increased builder costs, and higher mortgage rates are beginning to impact the overall housing market. Consensus projections from the National Association of Realtors, Mortgage Bankers Association and Freddie Mac anticipate continued growth, albeit at a slower pace than recent years, in housing starts and total home sales in 2019, with increases of 4.7% and 2.8% respectively. The housing market in Indiana has remained strong, with home price appreciation setting a record in 2018, and existing home sales have continued a high rate of growth. Both have exceeded the national rates according to the Indiana Association of Realtors. The Indiana Business Research Center at Indiana University states that more construction in low-to-moderately priced homes is needed to satisfy housing demand and maintain housing prices at a level where would-be homeowners can purchase a home. According to Neighborhood-Scout Real Estate data, home prices in Michigan have increased at an average annual rate of 7.7% and 6.7% over the past two and five years, respectively, with both comparing favorably to national averages. According to the Home Builders Association of Michigan ("HBAM"), rising materials costs and regulations, combined with shortages in land and labor, have led to increased expenses in building new homes. This high demand has led to significant increases in existing home prices. According to HBAM, these price increases, combined with slowing construction, has left Michigan in a “near-crisis shortage of affordable homes.”
Indiana University’s Business Research Center projects the average economic growth rate for Indiana to outpace that of the U.S. through 2019, and virtually match the rate of national growth over the next 20 years. Job growth is expected to peak in 2019 and decelerate over the next few years. The University of Michigan Research Seminar in Quantitative Economics has reported continued growth in personal income and real disposable income for Michigan in the past three years and projects continuing improvement over the next three years. Michigan is expected to set a new record for continuous quarters of job growth through the end of 2019, though the pace of job creation slowed in 2018.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to both favorable and unfavorable net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, can have an unfavorable impact on our net interest margins.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets. Positive economic trends could drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in our Advantage MPP. However, borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2018 and 2017. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Comparative Highlights	2018	2017	$ Change	% Change
Net interest income	$288	$262	$26	10%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	288	262	26	10%
Other income (loss)	21	(6)	27
Other expenses	92	82	10
Income before assessments	217	174	43	24%
AHP assessments	22	18	4
Net income	195	156	39	24%
Total other comprehensive income (loss)	(70)	55	(125)
Total comprehensive income	$125	$211	$(86)	(41%)

The increase in net income for the year ended December 31, 2018 compared to 2017 was primarily due to a net realized gain on the sale of all of the Bank's private-label RMBS and higher net interest income, partially offset by higher operating expenses.

The decrease in total other comprehensive income for the year ended December 31, 2018 compared to 2017 was primarily due to net unrealized losses on our AFS securities and the recognition of the gain on the sale of the private-label RMBS in other income.

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

Changes in Financial Condition for the Year Ended December 31, 2018. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2018	December 31, 2017	$ Change	% Change
Advances	$32,728	$34,055	$(1,327)	(4%)
Mortgage loans held for portfolio, net	11,385	10,356	1,029	10%
Cash and short-term investments (1)	7,610	4,601	3,009	65%
Other assets (2)	13,689	13,337	352	3%
Total assets	$65,412	$62,349	$3,063	5%

Consolidated obligations	$61,161	$58,254	$2,907	5%
MRCS	169	164	5	3%
Other liabilities	1,031	985	46	5%
Total liabilities	62,361	59,403	2,958	5%

Capital stock	1,931	1,858	73	4%
Retained earnings (3)	1,078	976	102	10%
AOCI	42	112	(70)	(63%)
Total capital	3,051	2,946	105	4%

Total liabilities and capital	$65,412	$62,349	$3,063	5%

Total regulatory capital (4)	$3,178	$2,998	$180	6%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)	Includes AFS and HTM securities.

(3)	Includes restricted retained earnings at December 31, 2018 and 2017 of $222 million and $183 million, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at December 31, 2018 compared to December 31, 2017 was primarily driven by an increase in short-term investments. The Bank enhanced its liquidity position in light of new regulatory guidance from the Finance Agency. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments.

The increase in total liabilities was attributable to an increase in consolidated obligations to support the Bank's growth in assets.

The increase in total capital was due to the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI, primarily a result of unrealized losses on AFS securities and the recognition of the gain on the sale of the private-label RMBS in other income.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

We continue to face competition from many sources in both the advances and mortgage purchase businesses. Competing wholesale funding opportunities for our members include brokered deposits, repurchase agreements, capital market debt issuance and other alternative sources. Additionally, the mortgage purchase market offers alternative providers for our members including Fannie Mae, Freddie Mac, and private mortgage aggregators.

During recent years, the advances line of business has experienced solid growth in both depository and insurance sectors. However, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry, and run-off from captive insurance company advances has continued to pressure overall advances levels. We expect advances to grow at a moderate pace.

Mortgage loans held for portfolio have increased at an average annual rate of nearly 12% since 2015, reflecting increased selling into our Advantage MPP. Factors that impact the volume of mortgage loans purchased include interest rates, competition, the general level of housing activity in the United States, the level of mortgage refinancing activity, consumer product preferences, and the Bank’s capital capacity. As interest rates have continued to trend upward, housing market growth has slowed and refinancing activity has declined, which may lead to a decline in our mortgage purchase volume.

Our investment securities portfolio has increased throughout 2018, with particular growth in the short-term investment portfolio, as a result of increased liquidity requirements issued to the Federal Home Loan Banks by the Finance Agency. In 2019, we began purchasing short-term fixed-rate Treasury securities swapped to OIS as part of our liquidity portfolio. Despite selling all remaining private-label RMBS in 2018, the total MBS portfolio continued to grow. We expect to continue to increase our MBS holdings, though long-term Agency debentures are likely to remain flat to slightly lower.

In addition to having embedded prepayment options and basis risk exposure, which increase both our market risk and earnings volatility, the amortization of purchased premiums on mortgage assets could cause volatility in our earnings. Additionally, as market mortgage rates have increased and are likely to flatten or continue increasing, prepayment activity is expected to continue to decline, barring a large decline in market interest rates.

Access to debt markets has been reliable, but the cost of our consolidated obligations has increased. Going forward, the cost will continue to depend on several factors, including the direction and level of market interest rates, competition from other issuers of Agency debt, changes in the investment preferences of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors. As LIBOR phases out, some of our adjustable-rate funding is expected to move to debt tied to the SOFR index. In January 2019, we participated in the issuance of a SOFR-indexed CO bond, the fourth SOFR issuance for the FHLBank System.

Events in the capital and housing markets in the last several years have created opportunities for us to generate spreads well-above historical levels on certain types of transactions; however, spreads across asset categories on the balance sheet have moderated in the past year. Although debt costs remain low relative to historic norms, a flattening yield curve began to have an adverse effect on the Bank’s spreads in 2018. We anticipate spreads to continue to compress further before leveling out.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the market value of equity that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, principally due to basis risk because we use the OIS curve in place of the LIBOR rate curve as the discount rate to estimate the fair values of collateralized LIBOR-based interest-rate related derivatives while the hedged items currently on the balance sheet are still valued using the LIBOR rate curve. Such volatility may be greater in 2019 with the purchases of Treasury securities swapped to OIS.

We strive to keep our operating expense ratios relatively low while maintaining adequate systems, support, and staffing. We expect operating expenses to continue to increase beyond the rate of inflation as we continue to invest in operating and risk management systems and member service capabilities.

As a result of all of the foregoing factors, we expect net income in 2019 to be generally consistent with net income in 2018.

Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment, including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members, and the stability of our current capital stock position and membership.

Analysis of Results of Operations for the Years Ended December 31, 2018, 2017 and 2016.

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

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield	Average Balance	Interest Income/ Expense	Average Yield
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,938	$114	1.91%	$4,919	$50	1.02%	$4,215	$17	0.40%
Investment securities (1)	13,038	350	2.69%	12,621	240	1.90%	11,872	182	1.53%
Advances (2)	32,683	726	2.22%	31,209	406	1.30%	25,974	220	0.85%
Mortgage loans held for portfolio (2)	10,902	354	3.25%	9,922	315	3.17%	8,792	274	3.12%
Other assets (interest-earning) (3)	1,151	21	1.83%	364	5	1.47%	313	2	0.63%
Total interest-earning assets	63,712	1,565	2.46%	59,035	1,016	1.72%	51,166	695	1.36%
Other assets (4)	440			444			326
Total assets	$64,152			$59,479			$51,492

Liabilities and Capital:
Interest-bearing deposits	$641	11	1.72%	$555	5	0.86%	$597	1	0.12%
Discount notes	21,265	392	1.84%	20,116	182	0.91%	16,129	64	0.40%
CO bonds (2)	38,518	866	2.25%	35,302	560	1.59%	31,662	425	1.34%
MRCS	168	8	4.99%	167	7	4.22%	152	7	4.35%
Total interest-bearing liabilities	60,592	1,277	2.11%	56,140	754	1.34%	48,540	497	1.02%
Other liabilities	531			679			653
Total capital	3,029			2,660			2,299
Total liabilities and capital	$64,152			$59,479			$51,492

Net interest income		$288			$262			$198

Net spread on interest-earning assets less interest-bearing liabilities			0.35%			0.38%			0.34%

Net interest margin (5)			0.45%			0.45%			0.39%

Average interest-earning assets to interest-bearing liabilities	1.05			1.05			1.05

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

(3)
Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts. The 2017 and 2016 amounts also include grantor trust assets that are included in other assets in 2018, as a result of adopting ASU 2016-01.

(4)	Includes changes in the estimated fair value of AFS securities, the effect of OTTI-related non-credit losses on AFS and HTM securities, and in 2018 grantor trust assets.

(5)	Net interest income expressed as a percentage of the average balance of interest-earning assets.

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

	Years Ended December 31,
	2018 vs. 2017			2017 vs. 2016
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$12	$52	$64	$3	$30	$33
Investment securities	13	97	110	16	42	58
Advances	20	300	320	51	135	186
Mortgage loans held for portfolio	31	8	39	36	5	41
Other assets (interest earning)	14	2	16	—	3	3
Total	90	459	549	106	215	321
Increase (decrease) in interest expense:
Interest-bearing deposits	1	5	6	—	4	4
Discount notes	11	199	210	19	99	118
CO bonds	55	251	306	53	82	135
MRCS	—	1	1	—	—	—
Total	67	456	523	72	185	257
Increase (decrease) in net interest income	$23	$3	$26	$34	$30	$64

The increase in net interest income for the year ended December 31, 2018 compared to 2017 and for the year ended December 31, 2017 compared to 2016 was primarily due to an increase in the average balances of interest-earning assets and interest-bearing liabilities.

Yields. The average yield on total interest-earning assets for the year ended December 31, 2018 was 2.46%, an increase of 74 bps compared to 2017, resulting primarily from increases in market interest rates that led to higher yields on advances and investment securities. The cost of total interest-bearing liabilities for the year ended December 31, 2018 was 2.11%, an increase of 77 bps from the prior year due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread to 0.35% for the year ended December 31, 2018 from 0.38% for the year ended December 31, 2017.

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

Average Balances. The average balances of interest-earning assets for the year ended December 31, 2018 increased by 8% compared to 2017. The average balance of short-term investments outstanding for the year ended December 31, 2018 increased by 21% in light of new regulatory guidance from the Finance Agency. The average amount of advances outstanding increased by 5%, generally due to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased by 10% due to higher purchases from members under Advantage MPP than paydowns of original and Advantage MPP. Additionally, the increase in the average balances of investment securities was due primarily to higher purchases of Agency MBS, partially offset by the sale of the private-label RMBS portfolio. The increase in average interest-bearing liabilities for the year ended December 31, 2018, compared to 2017, was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

The average balances of interest-earning assets for the year ended December 31, 2017 increased compared to 2016, largely due to advances and, to a lesser extent, mortgage loans and investment securities. The average amount of advances outstanding increased by 20%, generally due to members' higher funding needs. The average amount of mortgage loans held for portfolio outstanding increased by 13% due to higher purchases from members under Advantage MPP than paydowns of original and Advantage MPP. Additionally, the increase in the average balances of investment securities was due primarily to purchases of Agency MBS. The increase in average interest-bearing liabilities for the year ended December 31, 2017, compared to 2016, was due to an increase in consolidated obligations to fund the increases in the average balances of all interest-earning assets.

Provision for (Reversal of) Credit Losses. The changes in the provision for (reversal of) credit losses for the year ended December 31, 2018 compared to 2017 and the year ended December 31, 2017 compared to 2016 were insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2018	2017	2016
Net OTTI credit losses	$—	$—	$—
Net realized gains from sale of available-for-sale securities	32	—	—
Net realized losses from sale of held-to-maturity securities	—	—	—
Net gains (losses) on derivatives and hedging activities	(13)	(9)	2
Other	2	3	4
Total other income (loss)	$21	$(6)	$6

The increase in total other income for the year ended December 31, 2018 compared to 2017 was due to the net realized gain on the sale of all of the Bank's private-label RMBS and ABS, partially offset by higher net losses on derivative and hedging activities.

The decrease in total other income for the year ended December 31, 2017 compared to 2016 was primarily due to net losses on derivatives and hedging activities.

OTTI Losses. As described in detail in Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies, OTTI credit losses recorded on private-label RMBS are derived from projections of the future cash flows of the individual securities. These projections are based on a number of assumptions and expectations, which are updated on a quarterly basis. OTTI losses over the past several years have been insignificant due to the continuing economic recovery, particularly in the housing market, and its favorable impact on housing prices.

Net Gains (Losses) on Derivatives and Hedging Activities. Our net gains (losses) on derivatives and hedging activities fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. For more information, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities.

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

For the hedging relationships that qualified for hedge accounting, the differences between the change in the estimated fair value of the hedged items and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, resulted in a net loss of $5 million for the year ended December 31, 2018 compared to a net loss of $7 million for the year ended December 31, 2017 and a net gain of $4 million for the year ended December 31, 2016. The losses for the years ended December 31, 2018 and 2017 were primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly Fannie Mae Delegated Underwriting and Servicing (DUS) MBS. As a result of issuing floating rate notes to fund these MBS purchases instead of swapped fixed-rate notes, the funding and operational costs have been reduced but there is less offsetting hedge ineffectiveness, resulting in higher unrealized hedging gains or losses.

To the extent those hedges did not qualify for hedge accounting, or ceased to qualify because they were determined to be ineffective, only the change in the fair value of the derivative was recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a net loss of $3 million for the year ended December 31, 2018 and a net loss of $2 million for each of the years ended December 31, 2017 and 2016.

The tables below present the net effect of derivatives on net interest income and other income, within the net gains (losses) on derivatives and hedging activities, by type of hedge and hedged item ($ amounts in millions).

Year Ended December 31, 2018	Advances	Investments	Mortgage Loans	CO Bonds	Discount Notes	Other	Total
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$—	$—	$(8)	$—	$—	$(8)
Net interest settlements (2)	49	18	—	(41)	—	—	26
Total net interest income	49	18	—	(49)	—	—	18
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	4	(8)	—	(1)	—	—	(5)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(2)	(1)	—	—	(3)
Price alignment amount (4)	—	—	—	—	—	(5)	(5)
Net gains (losses) on derivatives and hedging activities	4	(8)	(2)	(2)	—	(5)	(13)
Total net effect of derivatives and hedging activities	$53	$10	$(2)	$(51)	$—	$(5)	$5

Year Ended December 31, 2017
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$2	$(1)	$—	$—	$—	$1
Net interest settlements (2)	(31)	(48)	—	16	—	—	(63)
Total net interest income	(31)	(46)	(1)	16	—	—	(62)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	(1)	(4)	—	(2)	—	—	(7)
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(1)	—	(1)	—	(2)
Price alignment amount (4)	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)	(4)	(1)	(2)	(1)	—	(9)
Total net effect of derivatives and hedging activities	$(32)	$(50)	$(2)	$14	$(1)	$—	$(71)

Year Ended December 31, 2016
Net interest income:
Amortization/accretion of hedging activities (1)	$—	$9	$(2)	$—	$—	$—	$7
Net interest settlements (2)	(91)	(94)	—	17	—	—	(168)
Total net interest income	(91)	(85)	(2)	17	—	—	(161)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair-value hedges	1	(1)	—	4	—	—	4
Gains (losses) on derivatives not qualifying for hedge accounting (3)	—	—	(2)	—	—	—	(2)
Net gains (losses) on derivatives and hedging activities	1	(1)	(2)	4	—	—	2
Total net effect of derivatives and hedging activities	$(90)	$(86)	$(4)	$21	$—	$—	$(159)

(1)	Represents the amortization/accretion of fair value hedge accounting adjustments for both current and terminated hedge positions.

(2)
Represents interest income/expense on derivatives in qualifying hedge relationships. Excludes the interest income/expense of the respective hedged items, which fully offset the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness.

(3)	Includes net interest settlements on derivatives not qualifying for hedge accounting. For more information, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities.

(4)
Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Effective January 16, 2018, LCH changed the characterization of variation margin payments to be daily settled contracts, consistent with CME.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2018	2017	2016
Compensation and benefits	$50	$46	$44
Other operating expenses	29	26	25
Finance Agency and Office of Finance expenses	8	7	6
Other	5	3	3
Total other expenses	$92	$82	$78

The increase in total other expenses for the year ended December 31, 2018 compared to 2017 was primarily due to (i) increases in compensation, primarily driven by continued increases in head count, higher incentive compensation achievement and salary increases, and (ii) increases in other operating expenses, primarily due to various technology, business continuity and risk management initiatives.

The increase in total other expenses for the year ended December 31, 2017 compared to 2016 was due primarily to increases in compensation and benefits, primarily driven by salary increases and higher head count. The increase in head count was primarily due to strengthening our information security, business continuity and risk management capabilities and reducing our reliance on contractual resources.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, preparation of the FHLBanks' combined quarterly and annual financial reports, and certain other functions. For each of the years ended December 31, 2018, 2017 and 2016, our assessments to fund the Office of Finance totaled $5 million, $4 million, and $3 million, respectively.

Finance Agency Expenses. Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For each of the years ended December 31, 2018, 2017 and 2016, our Finance Agency assessments totaled $3 million.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For each of the years ended December 31, 2018, 2017 and 2016, our AHP expense was $22 million, $18 million, and $13 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year to date, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the FHLBanks' aggregate 10% contribution were less than $100 million, each FHLBank would be required to contribute an additional pro rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2018, 2017 or 2016.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2018, 2017 or 2016.

Total Other Comprehensive Income (Loss). Total other comprehensive loss for the year ended December 31, 2018 was $70 million and total other comprehensive income for the years ended December 31, 2017 and 2016 was $55 million and $33 million, respectively. Total other comprehensive loss for the year ended December 31, 2018 consisted primarily of unrealized losses on AFS securities and non-credit OTTI losses as a result of the recognition of the gain on the sale of our private-label RMBS in other income and the corresponding reversal of the unrealized gain previously recorded in OCI. Total other comprehensive income for the years ended December 31, 2017 and 2016 consisted substantially of unrealized gains on non-OTTI AFS securities.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional segment consists of (i) credit products (including advances, letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, interest-bearing demand deposit accounts, and investment securities), and (iii) correspondent services and deposits. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Years Ended December 31,
Traditional	2018	2017	2016
Net interest income	$221	$193	$144
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	22	(5)	7
Other expenses	78	70	66
Income before assessments	165	118	85
AHP assessments	17	12	9
Net income	$148	$106	$76

The increase in net income for the traditional segment for the year ended December 31, 2018 compared to 2017 was due to the net realized gain on the sale of all of the Bank's private-label RMBS and higher net interest income, primarily as a result of higher average balances of assets and higher yields on advances partially offset by higher funding costs. These increases were partially offset by higher operating expenses and higher net losses on derivatives and hedging activities.

The increase in net income for the traditional segment for the year ended December 31, 2017 compared to 2016 was due to higher net interest income, primarily as a result of higher yields on and higher average balances of advances and investments outstanding partially offset by higher funding costs. This net increase was partially offset by higher expenses and net losses on derivatives and hedging activities.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2018	2017	2016
Net interest income	$67	$69	$54
Provision for (reversal of) credit losses	—	—	—
Other income (loss)	(1)	(1)	(1)
Other expenses	14	12	12
Income before assessments	52	56	41
AHP assessments	5	6	4
Net income	$47	$50	$37

The decrease in net income for the mortgage loans segment for the year ended December 31, 2018 compared to 2017 was due to lower net interest income, due to higher funding costs, and higher operating expenses.

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

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2018		December 31, 2017
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$32,728	50%	$34,055	55%
Mortgage loans held for portfolio, net	11,385	17%	10,356	17%
Cash and short-term investments	7,610	12%	4,601	7%
Investment securities	13,378	21%	13,027	21%
Other assets (1)	311	—%	310	—%
Total assets	$65,412	100%	$62,349	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $65.4 billion as of December 31, 2018, an increase of 5% compared to December 31, 2017. This increase of $3.1 billion was driven primarily by an increase in short-term investments to enhance the Bank's liquidity position in light of new regulatory guidance from the Finance Agency. Such increase resulted in a change to the mix of our total assets.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2018, our growth in non-advance assets did not exceed 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at carrying value totaled $32.7 billion at December 31, 2018, a net decrease of 4% compared to December 31, 2017, due to a decline in short-term advances outstanding.

Advances to depository members, comprising commercial banks, savings institutions and credit unions, decreased by 9%. Advances to insurance company members increased slightly. Advances to depository institutions, as a percent of total advances outstanding, were 53% at December 31, 2018, while advances to insurance companies were 47%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2018		December 31, 2017
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$14,019	43%	$15,818	46%
Credit unions	3,099	10%	2,901	9%
Total depository institutions	17,118	53%	18,719	55%

Insurance companies:
Captive insurance companies (1)	2,936	9%	3,020	9%
Other insurance companies	12,491	38%	12,389	36%
Total insurance companies	15,427	47%	15,409	45%

Total members	32,545	100%	34,128	100%

Former members	284	—%	41	—%

Total advances	$32,829	100%	$34,169	100%

(1)	Membership must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances.

Our advance portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles.

Our advance portfolio includes fixed- and variable-rate advances, as well as callable or prepayable and putable advances. For prepayable advances, the advance can be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	December 31, 2018		December 31, 2017
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$14,670	45%	$15,950	47%
Due after 1 year	6,927	21%	6,880	20%
Total	21,597	66%	22,830	67%

Callable or prepayable
Due in 1 year or less	10	—%	—	—%
Due after 1 year	39	—%	28	—%
Total	49	—%	28	—%

Putable
Due in 1 year or less	—	—%	28	—%
Due after 1 year	3,103	10%	1,825	5%
Total	3,103	10%	1,853	5%

Other (2)
Due in 1 year or less	133	—%	127	—%
Due after 1 year	140	—%	295	1%
Total	273	—%	422	1%

Total fixed-rate	25,022	76%	25,133	73%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	349	1%	27	—%
Due after 1 year	—	—%	79	—%
Total	349	1%	106	—%

Callable or prepayable
Due in 1 year or less	435	1%	803	2%
Due after 1 year	7,023	22%	8,127	25%
Total	7,458	23%	8,930	27%

Total variable-rate	7,807	24%	9,036	27%

Total advances	$32,829	100%	$34,169	100%

(1)	Includes advances without call or put options.

(2)	Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less decreased from 50% of the total outstanding, at par, at December 31, 2017 to 48% of the total outstanding, at par, at December 31, 2018, reflecting members' decreased demand for short-term funding. For more information, see Notes to Financial Statements - Note 5 - Advances.

Mortgage Loans Held for Portfolio. We purchase mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members, diversify our assets, and generate additional earnings. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

In 2010, we began offering Advantage MPP for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing a spread LRA with coverage from SMI providers. The only substantive difference between our original MPP and Advantage MPP for conventional mortgage loans is the credit enhancement structure. Upon implementation of Advantage MPP, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. For more detailed information about the credit enhancement structures for our original MPP and Advantage MPP, see Item 1. Business - Operating Segments - Mortgage Loans.

In 2012 - 2014, we purchased participating interests from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs through their participation in the MPF Program.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2018		December 31, 2017
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$9,874	89%	$8,608	85%
Conventional Original	688	6%	850	8%
FHA	314	3%	361	4%
Total MPP	10,876	98%	9,819	97%

MPF Program:
Conventional	208	2%	243	2%
Government	54	—%	62	1%
Total MPF Program	262	2%	305	3%

Total mortgage loans held for portfolio	$11,138	100%	$10,124	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under Advantage MPP exceeding repayments of outstanding MPP and MPF Program loans. Over time, the aggregate outstanding balance of mortgage loans purchased under our original MPP and MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrowers' equity, but before credit enhancements, was $4 million at December 31, 2018 and $5 million at December 31, 2017. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at December 31, 2018 and 2017. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates, and Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP.

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

	December 31,
Components of Cash and Investments	2018	2017	2016
Cash and short-term investments:
Cash and due from banks	$101	$55	$547
Interest-bearing deposits	1,211	660	150
Securities purchased under agreements to resell	3,213	2,606	1,781
Federal funds sold	3,085	1,280	1,650
Total cash and short-term investments	7,610	4,601	4,128

Investment securities:
AFS securities:
GSE and TVA debentures	4,277	4,404	4,715
GSE MBS	3,427	2,507	1,076
Private-label RMBS	—	218	269
Total AFS securities	7,704	7,129	6,060
HTM securities:
Other U.S. obligations - guaranteed MBS	3,469	3,299	2,679
GSE MBS	2,205	2,553	3,082
Private-label RMBS and ABS	—	46	59
Total HTM securities	5,674	5,898	5,820
Total investment securities	13,378	13,027	11,880

Total cash and investments, carrying value	$20,988	$17,628	$16,008

Cash and Short-Term Investments. The total outstanding balance and composition of our short-term investment portfolio is influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Cash and short-term investments totaled $7.6 billion at December 31, 2018, an increase of 65% compared to December 31, 2017, due to the Bank's enhancement of its liquidity position in light of new regulatory guidance from the Finance Agency. Cash and short-term investments as a percent of total assets were 12% at December 31, 2018 compared to 7% at December 31, 2017.

Cash and short-term investments totaled $4.6 billion at December 31, 2017, an increase of 11% compared to December 31, 2016. However, cash and short-term investments as a percent of total assets were 7% at December 31, 2017 compared to 8% at December 31, 2016.

Investment Securities. During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS.

AFS securities totaled $7.7 billion at December 31, 2018, a net increase of 8% compared to $7.1 billion at December 31, 2017. The increase resulted from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $53 million at December 31, 2018, a decrease of $69 million compared to December 31, 2017, primarily due to the income recognition of the gain on the sale of our private-label RMBS as well as changes in interest rates, credit spreads and volatility.

AFS securities totaled $7.1 billion at December 31, 2017, a net increase of 18% compared to $6.1 billion at December 31, 2016. Because regulatory capital increased during 2017, we purchased additional GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

HTM securities totaled $5.7 billion at December 31, 2018, a net decrease of 4% compared to $5.9 billion at December 31, 2017. At December 31, 2018, the estimated fair value of our HTM securities totaled $5.7 billion, of which $2.4 billion was in an unrealized loss position, a decrease of 14% from $2.8 billion at December 31, 2017, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses increased from $12 million at December 31, 2017 to $16 million at December 31, 2018.

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

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

	December 31, 2018		December 31, 2017
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed rate	$4,240	55%	$4,357	62%
MBS:
Fixed-rate	3,411	45%	2,463	35%
Variable-rate	—	—%	187	3%
Total MBS	3,411	45%	2,650	38%

Total AFS securities	$7,651	100%	$7,007	100%

HTM Securities:
MBS and ABS:
Fixed-rate	$936	16%	$1,141	19%
Variable-rate	4,738	84%	4,757	81%
Total MBS and ABS	5,674	100%	5,898	100%

Total HTM securities	$5,674	100%	$5,898	100%

Investment Securities:
Total fixed-rate	$8,587	64%	$7,961	62%
Total variable-rate	4,738	36%	4,944	38%

Total investment securities	$13,325	100%	$12,905	100%

The mix of fixed- vs. variable-rate securities at December 31, 2018 was slightly higher compared to December 31, 2017, primarily due to purchases of fixed-rate MBS and the sale of our private-label RMBS and ABS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Issuer Concentration. As of December 31, 2018, we held securities classified as AFS and HTM from the following issuers with a carrying value greater than 10% of our total capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions).

	December 31, 2018
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
Fannie Mae debentures	$1,606	$1,606
Federal Farm Credit Bank debentures	1,852	1,852
Freddie Mac debentures	647	647
MBS:
Freddie Mac	1,149	1,150
Fannie Mae	4,483	4,475
Ginnie Mae	3,469	3,478
Subtotal	13,206	13,208
All other issuers	172	172
Total investment securities	$13,378	$13,380

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as well as carrying values for short-term investments as of December 31, 2018 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS securities:
GSE and TVA debentures	$508	$1,947	$1,668	$154	$4,277
GSE MBS (1)	—	46	3,240	141	3,427
Total AFS securities	508	1,993	4,908	295	7,704

HTM securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	1	3,468	3,469
GSE MBS (1)	74	843	258	1,030	2,205
Total HTM securities	74	843	259	4,498	5,674

Total investment securities	582	2,836	5,167	4,793	13,378

Short-term investments:
Interest-bearing deposits	1,211	—	—	—	1,211
Securities purchased under agreements to resell	3,213	—	—	—	3,213
Federal funds sold	3,085	—	—	—	3,085
Total short-term investments	7,509	—	—	—	7,509

Total investments, carrying value	$8,091	$2,836	$5,167	$4,793	$20,887

Yield on AFS securities	1.54%	1.74%	2.74%	3.26%
Yield on HTM securities	4.27%	3.55%	2.86%	2.37%
Yield on total investment securities	1.89%	2.29%	2.75%	2.43%

(1)
Year of redemption on our MBS is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Based on contractual maturities at December 31, 2018, of the total investment securities, due in one year or less was 4%, due after one year through five years was 21%, due after 5 years through 10 years was 39%, and due after 10 years was 36%.

For more information about our investments, see Notes to Financial Statements - Note 4 - Investment Securities. For more information on the credit quality of our investments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments.

Total Liabilities. Total liabilities were $62.4 billion at December 31, 2018, an increase of 5% compared to December 31, 2017, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $500 million at December 31, 2018, a decrease of 11% compared to December 31, 2017. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

The following table presents the average amount of, and the average rate paid on, each category of deposits that exceeds 10% of average total deposits ($ amounts in millions).

	Years Ended December 31,
Category of Deposit	2018	2017	2016
Non-interest-bearing deposits:
Average balance	$57	$42	$30

Interest-bearing deposits - demand and overnight
Average balance	465	504	591
Average rate paid	1.64%	0.72%	0.11%

Total average rate paid on interest-bearing deposits	1.64%	0.72%	0.11%

We had no individual time deposits in amounts of $100 thousand or more at December 31, 2018 or 2017.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at December 31, 2018 totaled $61.2 billion, a net increase of $2.9 billion, or 5%, from December 31, 2017. This increase supported the Bank's growth in assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2018		December 31, 2017
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$20,953	34%	$20,394	35%
CO bonds	18,457	30%	14,021	24%
Total due in 1 year or less	39,410	64%	34,415	59%
Long-term CO bonds	21,918	36%	23,962	41%
Total consolidated obligations	$61,328	100%	$58,377	100%

The table below presents certain information for each category of our short-term borrowings for which the average balance outstanding during each year exceeded 30% of capital at the respective year end ($ amounts in millions).

	Discount Notes			CO Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2018	2017	2016	2018	2017	2016
Outstanding at year end	$20,896	$20,358	$16,802	$8,001	$6,795	$7,499
Weighted average rate at year end	2.34%	1.22%	0.51%	2.38%	1.26%	0.66%
Daily average outstanding for the year	$21,265	$20,116	$16,129	$6,809	$6,315	$8,656
Weighted average rate for the year	1.84%	0.91%	0.40%	1.88%	0.91%	0.52%
Highest outstanding at any month end	$24,772	$22,413	$19,511	$8,001	$7,279	$10,247

We seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). For more detailed information regarding contractual maturities of certain of our financial assets and liabilities, see Notes to Financial Statements - Note 4 - Investment Securities, Note 5 - Advances, and Note 11 - Consolidated Obligations.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2018 and 2017, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $117 million and $128 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $21 million and $3 million, respectively. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2018	December 31, 2017
Advances	$13,980	$11,296
Investments	8,562	7,238
Mortgage loans	1,038	144
CO bonds	14,239	13,524
Discount notes	—	298
Total notional	$37,819	$32,500

Total Capital. Total capital at December 31, 2018 was $3.1 billion, a net increase of $105 million, or 4%, compared to December 31, 2017. This increase was due to the growth of retained earnings and additional capital stock issued to members. These increases were partially offset by the reduction in AOCI, primarily a result of unrealized losses on AFS securities and the recognition of the gain on the sale of our private-label RMBS in other income.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2018	December 31, 2017
Capital stock	63%	63%
Retained earnings	36%	33%
AOCI	1%	4%
Total GAAP capital	100%	100%

The mix of the components of GAAP capital were impacted by the sale of our private-label RMBS.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2018	December 31, 2017
Total GAAP capital	$3,051	$2,946
Exclude: AOCI	(42)	(112)
Add: MRCS	169	164
Total regulatory capital	$3,178	$2,998

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

Our primary sources of liquidity are holdings of cash and short-term investments and the issuance of consolidated obligations. Our cash and short-term investments portfolio totaled $7.6 billion at December 31, 2018. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. We manage our short-term investment portfolio in response to economic conditions and market events and uncertainties. As a result, the overall level of our short-term investment portfolio may fluctuate accordingly.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2018, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $369.5 billion.

In addition, by statute, the United States Secretary of the Treasury may acquire our consolidated obligations up to an aggregate principal amount outstanding of $4.0 billion. The authority provided by this statute may be exercised only if alternative means cannot be effectively employed to permit us to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. Any funds borrowed would be repaid at the earliest practicable date. As of this date, this authority has never been exercised.

To protect us against temporary disruptions in access to the debt markets in response to increased capital market volatility, the Finance Agency currently requires us to: (i) maintain contingent liquidity sufficient to meet liquidity needs that shall, at a minimum, cover five calendar days of inability to access consolidated obligations in the debt markets; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in specific assets; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under hypothetical adverse scenarios. For information concerning the Finance Agency’s liquidity guidance, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

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

	December 31, 2018	December 31, 2017
Liquidity deposit reserves	$33,109	$32,016
Less: total deposits	500	565
Excess liquidity deposit reserves	$32,609	$31,451

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

	December 31, 2018	December 31, 2017
Aggregate qualifying assets	$65,158	$62,093
Less: total consolidated obligations outstanding	61,161	58,254
Aggregate qualifying assets in excess of consolidated obligations	$3,997	$3,839

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.07

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance.

New or amended regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. The cash flows from our assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. However, our net cash flows from operations have been relatively stable. Net cash provided by operating activities was $353 million for the year ended December 31, 2018, compared to $264 million for the year ended December 31, 2017. The increase was primarily due to the impact of the change, by the derivatives clearinghouses, in the legal characterization of variation margin payments to be daily settled contracts. Net cash provided by operating activities was $264 million for the year ended December 31, 2017, compared to $239 million for the year ended December 31, 2016.

Capital Resources.

Total Regulatory Capital.  The following table provides a breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS ($ amounts in millions).

	December 31, 2018		December 31, 2017
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$985	47%	$945	47%
Credit unions	263	12%	240	12%
Total depository institutions	1,248	59%	1,185	59%
Insurance companies	683	33%	673	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,931	92%	1,858	92%

MRCS:
Captive insurance companies	132	6%	152	7%
Former members (1)	37	2%	12	1%
Total MRCS	169	8%	164	8%

Total regulatory capital stock	$2,100	100%	$2,022	100%

(1)
Balances at December 31, 2018 and 2017 include $1 million and $3 million, respectively, of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

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

Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock. In general, the level of excess capital stock fluctuates with our members' level of advances.

The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	December 31, 2018	December 31, 2017
Member capital stock not subject to outstanding redemption requests	$450	$302
Member capital stock subject to outstanding redemption requests	1	4
MRCS	25	31
Total excess capital stock	$476	$337

Excess capital stock as a percentage of regulatory capital stock	23%	17%

The increase in excess stock during the year ended December 31, 2018 resulted primarily from advance activity and the reduction in required capital stock.

Finance Agency rules limit the ability of an FHLBank to issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at December 31, 2018 was 0.7% of our total assets. Therefore, subject to these regulatory limitations, we are currently permitted to issue new excess stock to members and distribute stock dividends, should we choose to do so.

Under our capital plan, we are not required to redeem excess stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may repurchase, and have repurchased from time to time, excess stock without a member request, upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

Capital Distributions. We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or Class B capital stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligation issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. For more information, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 19, 2019, our board of directors declared a cash dividend of 5.50% (annualized) on our Class B-1 capital stock and 4.40% (annualized) on our Class B-2 capital stock.

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

Our board of directors assesses the adequacy of our capital every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our Capital Markets Policy. We developed our Capital Markets Policy based on guidance from the Finance Agency.

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

As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2018 and 2017 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2018	December 31, 2017
Credit risk	$307	$360
Market risk	298	336
Operations risk	182	208
Total risk-based capital requirement	$787	$904

Permanent capital	$3,178	$2,998

The decrease in our total risk-based capital requirement was primarily caused by a decrease in both the credit risk and market risk components. The decrease in credit risk was mainly the result of the sale of our private-label RMBS portfolio while the decrease in market risk was due to changes in portfolio composition and the market environment, including interest rates, spreads and volatility. The operations risk component is calculated as 30% of the credit and market risk capital components. Our permanent capital at December 31, 2018 remained well in excess of our total risk-based capital requirement.

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

Under the Dodd-Frank Act, as implemented by the Finance Agency, each FHLBank is required to perform an annual stress test to assess the potential impact of various financial and economic conditions on capital adequacy. Our annual stress test was completed and published in November 2018, based on our financial condition as of December 31, 2017, using the methodology prescribed by the Finance Agency. Our stress test results demonstrated our capital adequacy under the severely adverse economic scenario defined by the Finance Agency.

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. For more information, see Notes to Financial Statements - Note 13 - Capital.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	December 31, 2018
Letters of credit outstanding	$340
Unused lines of credit (1)	989
Commitments to fund additional advances (2)	32
Commitments to fund or purchase mortgage loans, net (3)	44
Unsettled CO bonds, at par	1

(1)	Maximum line of credit amount is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

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

Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. As the servicer progresses through the process from foreclosure to liquidation, we are paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process and the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicer may submit claims to us for any remaining losses. At December 31, 2018, principal previously paid in full by our MPP servicers totaling $2 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Note 7 - Allowance for Credit Losses. For more information on additional commitments and contingencies, see Notes to Financial Statements - Note 18 - Commitments and Contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2018	< 1 year	1 to 3 years	3 to 5 years	> 5 years	Total
Contractual obligations:
Long-term debt (1)	$18,457	$11,464	$4,022	$6,432	$40,375
Operating leases	—	1	—	1	2
Benefit payments (2)	5	6	11	6	28
MRCS (3)	1	9	27	132	169
Total	$18,463	$11,480	$4,060	$6,571	$40,574

(1)
Includes CO bonds reported at par and based on contractual maturities but excludes discount notes due to their short-term nature. For more information on consolidated obligations, see Notes to Financial Statements - Note 11 - Consolidated Obligations.

(2)
Amounts represent actuarial estimates of future benefit payments in accordance with the provisions of our SERP. For more information, see Notes to Financial Statements - Note 15 - Employee and Director Retirement and Deferred Compensation Plans.

(3)	For more information, see Notes to Financial Statements - Note 13 - Capital.

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

We determined that three of our accounting policies and estimates are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies pertain to:

•	Derivatives and hedging activities (for more information, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities);

•	Fair value estimates (for more information, see Notes to Financial Statements - Note 17 - Estimated Fair Values); and

•	Provision for credit losses (for more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses).

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

Although substantially all of our derivatives qualify for fair-value hedge accounting, we treat all derivatives that do not qualify for fair-value hedge accounting as economic hedges for asset/liability management purposes. The changes in the estimated fair value of these economic hedges are recorded in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the hedged assets, liabilities, or firm commitments.

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

We consider an adverse scenario whereby we use a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $2.2 million. However, such increase would be substantially offset by credit enhancements. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments.

Final Rules.

Finance Agency Final Rule on FHLBank Capital Requirements. On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, Finance Board regulations pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change, but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that we establish and use our own internal rating methodology. The final rule imposes a new credit risk capital charge for cleared derivatives. In addition, the final rule revises the percentages used (in the regulation’s tables) to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, because these requirements are now addressed in Finance Agency Advisory Bulletin 2018-07, "Federal Home Loan Bank Liquidity Guidance," which is discussed below.

We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, which became effective March 6, 2019, that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act, relating to the treatment of "reciprocal deposits." For certain insured depository institutions ("depositories") the final rule exempts certain reciprocal deposits - deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits - from FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Finance Agency Final Rule on Golden Parachute and Indemnification Payments. On December 20, 2018, the Finance Agency published a final rule, which took effect January 22, 2019, on golden parachute and indemnification payments ("Golden Parachute Rule") to better align the rule with the Finance Agency’s supervisory concerns and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing.

We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule Amending AHP Regulations. On November 28, 2018, the Finance Agency published a final rule that amends the operating requirements of the FHLBanks’ AHP. The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

•	Revise the scoring criteria to establish new scoring priorities;

•	Remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	Increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	Clarify the requirements for remediating AHP noncompliance;

•	Prohibit our board of directors from delegating approval of AHP strategic policy decisions to a committee; and

•	Further align AHP monitoring with certain federal government funding programs.

The majority of the final rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration and Finance Agency Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a final rule, which became effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities ("Swap Margin Rules") to conform the definition of "eligible master netting agreement" to the FRB’s, OCC’s and FDIC’s final qualified financial contract ("QFC") rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules require regulated entities of the OCC, FRB and FDIC to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule on Indemnification Payments. On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
Premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•	Expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	Amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule also outlines the process the board of directors must undertake prior to making a permitted payment related to expenses of defending an action brought by the Finance Agency. The rule became effective November 5, 2018.

Although we do not expect the rule to materially impact our financial condition or results of operations, certain provisions of the rule may adversely affect our ability to attract and retain highly-qualified and eligible individuals to serve on our board of directors.

Federal Reserve Board Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations. On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, which became effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies ("GSIBs") in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank (and, in certain cases, economically interdependent entities) in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives the GSIBs until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply.

We do not expect the rule to materially affect our financial condition or results of operations.

Proposed Rule.

Finance Agency Proposed Rule on Housing Goals. On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing FHLBank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. Under the current rule, housing goals are established retrospectively. The proposed rule, however, would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about the achievement of housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	Eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•
Establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

•
Establish a goal that 50 percent of AMA program users meet the definition of "small members" whose assets do not exceed the "community financial institution" asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•	Allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

We submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Advisory Bulletin.

Finance Agency Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance. On August 23, 2018, the Finance Agency issued an Advisory Bulletin on FHLBank liquidity ("Liquidity Guidance AB") that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

The Liquidity Guidance AB provides direction on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the Liquidity Guidance AB also includes a separate provision covering off-balance sheet commitments for standby letters of credit ("SLOCs"). In addition, the Liquidity Guidance AB provides direction related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the Finance Agency revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we are required to maintain positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. For SLOCs, the Liquidity Guidance AB states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding SLOC commitments.

As to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides direction on maintaining appropriate funding gap limits for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to the core mission achievement calculation. Portions of the Liquidity Guidance AB relating to funding gap measures were implemented on December 31, 2018; for the SLOC component of the Base Case Liquidity provisions, the implementation date is March 31, 2019. Phased-in measures for the cash flow component of the Base Case Liquidity provisions will begin on March 31, 2019 with full implementation on December 31, 2019.

The Liquidity Guidance AB may require us to hold an additional amount of liquid assets, which could reduce our ability to invest in higher-yielding assets. Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer-term funding.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in detail in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities. We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. In order to enhance our ability to manage Bank-wide risk, our risk management function is structured to segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions and positions.

The Finance Agency has established certain risk-related compliance requirements. In addition, our board of directors has established a Risk Appetite Statement that summarizes the amounts, levels and types of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement incorporates high level qualitative and quantitative risk limits and tolerances from our Enterprise Risk Management Policy, which serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and from various other key risk-related policies approved by our board of directors, including the Operational Risk Management Policy, the Model Risk Management Policy, the Credit Policy, the Capital Markets Policy, and the Enterprise Information Security Policy.

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

•	Identifies and evaluates current and emerging risks and opportunities - makes course corrections as circumstances and events dictate.

•	Oversees the actions of the following committees.

•	Risk Committee

•	Oversees the identification, monitoring, measurement, evaluation and reporting of risks; and

•
Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management.

•	Information Security Steering Committee

•	Oversees the Bank's Information Security Program, which includes enterprise information security, cybersecurity, and physical security.

Each of the committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent risk-related issues.

We have a formal process for the assessment of Bank-wide risk and risk-related issues. Our risk assessment process is designed to identify and evaluate material risks, including both quantitative and qualitative aspects, which could adversely affect achievement of our financial performance objectives and compliance with applicable requirements. Business unit managers play a significant role in this process, as they are best positioned to identify and understand the risks inherent in their respective operations. These assessments evaluate the inherent risks within each of the key processes as well as the controls and strategies in place to manage those risks, identify primary weaknesses, and recommend actions that should be undertaken to address the identified weaknesses. The results of these assessments are summarized in an annual risk assessment report, which is reviewed by senior management and our board of directors.

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

As of December 31, 2018 and 2017, advances to our insurance company members represented 47% and 45%, respectively, of our total advances, at par. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

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

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 50% of a depository member's adjusted assets, defined as total assets less borrowings from all sources. As of December 31, 2018, we had no advances outstanding to a depository member whose total credit products exceeded 50% of its adjusted assets.

The initial borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets less money borrowed. Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of December 31, 2018, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets, net of money borrowed.

New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of December 31, 2018, one such captive insurance company member's total credit products exceeded the percentage limit. Therefore, no new or renewed credit extensions have been extended to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2018, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

Collateral Status. When an institution becomes a member of our Bank, we assign the member to a collateral status after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member, when warranted, based on our underwriting conclusions and a review of our lien priority. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. We take possession of all collateral posted by insurance companies to further ensure our position as a first-priority secured creditor. A depository institution member may elect a more restrictive collateral status to receive a higher lendable value for their collateral.

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

Collateral Valuation. In order to mitigate the market, credit, liquidity, operational and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lendable value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. The over-collateralization requirement applied to asset classes may vary depending on collateral status, because lower requirements are applied as our levels of information and control over the assets increase.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status at December 31, 2018, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products at December 31, 2018, and therefore does not include all assets against which we have liens via our security agreements and Uniform Commercial Code filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	59	$8,886	$7,787	$—	$16,673	$10,097	$4,450
Specific listings	84	18,905	3,371	3,015	25,291	18,102	8,088
Possession	27	5,522	12,419	9,523	27,464	19,347	15,623
Hybrid (3)	32	7,497	3,218	2,402	13,117	9,188	5,008
Total	202	$40,810	$26,795	$14,940	$82,545	$56,734	$33,169

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

Short-Term Investments. Our short-term investment portfolio typically includes securities purchased under agreements to resell, which are secured by United States Treasuries or Agency MBS passthroughs. Although we are permitted to purchase these securities for terms of up to 275 days, most mature overnight. Our short-term investment portfolio can also include federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Lastly, our short-term investment portfolio also includes interest-bearing demand deposit accounts which are commercial deposit accounts generally opened with large, high-quality domestic financial institutions. The funds within these accounts are available for withdrawal at any time during business hours.

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

The Finance Agency regulation also permits us to extend additional unsecured credit for overnight federal funds sold up to a total unsecured exposure to a single counterparty of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating.

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2018, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

December 31, 2018	AA	A	Total
Domestic	$815	$2,371	$3,186
Canada	—	295	295
Australia	815	—	815
Total unsecured credit exposure	$1,630	$2,666	$4,296

Long-Term Investments. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Our long-term investments also included private-label RMBS and ABS, which are directly or indirectly secured by underlying mortgage loans. During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our private-label RMBS and ABS.

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At December 31, 2018, these investments totaled 289% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
December 31, 2018	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,210	$—	$—	$1,211
Securities purchased under agreements to resell	—	3,213	—	—	—	3,213
Federal funds sold	—	1,630	1,455	—	—	3,085
Total short-term investments	—	4,844	2,665	—	—	7,509
Long-term investments:
GSE and TVA debentures	—	4,277	—	—	—	4,277
GSE MBS	—	5,632	—	—	—	5,632
Other U.S. obligations - guaranteed RMBS	—	3,469	—	—	—	3,469
Total long-term investments	—	13,378	—	—	—	13,378

Total investments, carrying value	$—	$18,222	$2,665	$—	$—	$20,887

Percentage of total	—%	87%	13%	—%	—%	100%

December 31, 2017
Short-term investments:
Interest-bearing deposits	$—	$—	$660	$—	$—	$660
Securities purchased under agreements to resell	—	2,606	—	—	—	2,606
Federal funds sold	—	780	500	—	—	1,280
Total short-term investments	—	3,386	1,160	—	—	4,546
Long-term investments:
GSE and TVA debentures	—	4,404	—	—	—	4,404
GSE MBS	—	5,060	—	—	—	5,060
Other U.S. obligations - guaranteed RMBS	—	3,299	—	—	—	3,299
Private-label RMBS and ABS	—	4	16	2	242	264
Total long-term investments	—	12,767	16	2	242	13,027

Total investments, carrying value	$—	$16,153	$1,176	$2	$242	$17,573

Percentage of total	—%	92%	7%	—%	1%	100%

Mortgage Loans Held for Portfolio.

MPP. We are exposed to credit risk on the loans purchased from our PFIs through the MPP. Each loan we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum LTV ratio for any conventional mortgage loan purchased is 95% , and the borrowers must meet certain minimum credit scores depending upon the type of loan or property.

Credit Enhancements. Credit enhancements for conventional loans include (in order of priority):

•	PMI (when applicable);

•	LRA; and

•	SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2018, we had PMI coverage on $1.9 billion or 18% of our conventional MPP mortgage loans, which included coverage of $0.9 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $3.0 million.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is used for credit enhancement of conventional mortgage loans purchased under Advantage MPP. At this time, substantially all of the additions are from Advantage MPP , and substantially all of the claims paid are from the original MPP.

The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	2018
LRA Activity	Original	Advantage	Total
Liability, beginning of year	$7	$142	$149
Additions	1	26	27
Claims paid	(1)	—	(1)
Distributions to PFIs	—	(1)	(1)
Liability, end of year	$7	$167	$174

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

Credit Risk Exposure to SMI Providers. As of December 31, 2018, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $688 million.

We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

The following table presents the lowest credit rating from S&P, Moody's and Fitch Ratings, Inc., stated in terms of the S&P equivalent, for our SMI companies and the estimated SMI exposure as of December 31, 2018 ($ amounts in millions).

Mortgage Insurance Company	Credit Rating	SMI Exposure
Mortgage Guaranty Insurance Corporation	BBB	$1
Genworth Mortgage Insurance Corporation	BB+	—
Total		$1

See Notes to Financial Statements - Note 7 - Allowance for Credit Losses for our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for loan losses.

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2018, we had PMI coverage on $24 million or 11% of our conventional MPF Program mortgage loans.

FLA and CE Obligation. If losses occur in a pool, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2018, our exposure under the FLA was $4 million, and CE obligations available to cover losses in excess of the FLA were $2 million. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

MPP and MPF Program Loan Characteristics. Two indicators of credit quality at origination are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults.

The following tables present these two characteristics at origination of our MPP and MPF Program conventional loan portfolios as a percentage of the UPB outstanding ($ amounts in millions).

	December 31, 2018
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$3	91.2%	5.0%	—%	3.8%
620-659	66	89.9%	4.7%	1.3%	4.1%
660-699	726	98.1%	1.1%	0.3%	0.5%
700-739	2,142	99.2%	0.5%	0.1%	0.2%
740 or higher	7,833	99.7%	0.2%	—%	0.1%
Total	$10,770	99.5%	0.3%	0.1%	0.1%

For borrowers in our conventional loan portfolio at December 31, 2018, 99% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 761.

LTV Ratio (2)	December 31, 2018
< = 60%	15%
> 60% to 70%	15%
> 70% to 80%	53%
> 80% to 90% (3)	12%
> 90% (3)	5%
Total	100%

(1)	Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

(2)	At origination.

(3)	These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2018, 83% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 74%.

We believe these two measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans pledged or sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP and MPF Program Loan Concentration. The following table presents the percentage of UPB of MPP and MPF Program conventional loans outstanding at December 31, 2018 for the five largest state concentrations.

By State	December 31, 2018
Michigan	30%
Indiana	29%
California	12%
Virginia	3%
Colorado	3%
All others	23%
Total	100%

MPP and MPF Program Credit Performance. The UPB of our MPP and MPF Program conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions).

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Past Due, Non-Accrual and Restructured Loans
Past due 90 days or more and still accruing interest	$14	$19	$27	$34	$50
Non-accrual loans (1) (2)	2	3	5	9	7
TDRs (3)	12	14	14	15	14

Allowance for Loan Losses on Mortgage Loans (4)
Allowance for loan losses, beginning of the year	$1	$1	$1	$3	$5
Charge-offs	—	—	—	(1)	(1)
Provision for (reversal of) loan losses	—	—	—	(1)	(1)
Allowance for loan losses, end of the year	$1	$1	$1	$1	$3

(1)
Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis).

(2)	The interest income shortfall on non-accrual loans was less than $1 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014.

(3)
Represents TDRs that are still performing. TDRs related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs.

(4)
At December 31, 2018, 2017, 2016, 2015, and 2014, our allowance for loan losses included an evaluation of $2 million, $2 million, $3 million, $5 million, and $6 million, respectively, of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties.

The serious delinquency rate for government-guaranteed or -insured mortgages was 0.45% and 0.59% at December 31, 2018 and 2017, respectively. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 0.12% at December 31, 2018, compared to 0.20% at December 31, 2017. Both rates were below the national serious delinquency rate.

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

Derivatives. The Dodd-Frank Act provides statutory and regulatory requirements for derivatives transactions, including those we use to hedge our interest rate and other risks. We are required to clear certain interest-rate swaps that fall within the scope of the first mandatory clearing determination. Certain derivatives designated by the CFTC as "made available to trade" are required to be executed on a swap execution facility.

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

The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the requirements to net assets and liabilities. For more information, see Notes to Financial Statements - Note 9 - Derivatives and Hedging Activities.

The following table presents key information on derivative positions with counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

December 31, 2018	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$282	$6	$—	$6
Uncleared derivatives - A	72	1	—	1
Liability positions with credit exposure
Cleared derivatives (1)	21,412	(15)	125	110
Total derivative positions with credit exposure to non-member counterparties	21,766	(8)	125	117
Total derivative positions with credit exposure to member institutions (2)	39	—	—	—
Subtotal - derivative positions with credit exposure	21,805	$(8)	$125	$117
Derivative positions without credit exposure	16,014
Total derivative positions	$37,819

(1)	Represents derivative transactions cleared with a clearinghouse, which is not rated.

(2)	Includes MDCs from member institutions under our MPP.

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

We have insurance coverage for cybersecurity, employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and other various types of insurance coverage. We maintain all insurance coverages at commercially appropriate levels.

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

Our financial strategies are generally designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and in our members' credit needs. Our capital generally grows when members are required to purchase additional capital stock as they increase their advances borrowings or other business activities with us. We may also repurchase excess capital stock from our members as business activities with them decline. In addition, in order to meet internally established thresholds or to meet our regulatory capital requirement, we, at the discretion of our board of directors, could undertake capital preservation initiatives such as: (i) voluntarily reducing or eliminating dividend payments; (ii) suspending excess capital stock repurchases; or (iii) raising capital stock holding requirements for our members.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our", and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout this Item that are defined herein or in the Glossary of Terms.

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

Our general approach toward managing interest-rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest-rate sensitivity to within our specified tolerances. The outstanding balance of mortgage loans is limited to a proportion of total assets. Derivative financial instruments, primarily interest-rate swaps, are frequently employed to hedge the interest-rate risk and/or embedded option risk on advances, debt, GSE debentures and Agency MBS held as investments.

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

		Years Ended
	VaR	High	Low	Average
December 31, 2018	$298	$381	$298	$336
December 31, 2017	336	336	227	275

The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

Duration of Equity. Duration of equity is a measure of interest-rate risk and is one of the primary metrics used to manage our market risk exposure. It is an estimate of the percentage change in our MVE that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve, the OIS curve, the consolidated obligation curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for defined interest rate shock scenarios, including scenarios for which the interest-rate curve is 100 bps and 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity for the base scenario. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The Bank's duration of equity is impacted by the convexity of its financial instruments. Convexity measures the rate of change of duration as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage assets and callable debt liabilities. The mortgage assets exhibit negative convexity due to embedded prepayment options. Callable debt liabilities exhibit positive convexity due to embedded options that we can exercise to redeem the debt prior to maturity. Management routinely reviews the net convexity exposure and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. The negative convexity of the mortgage assets tends to be partially offset by the positive convexity contributed by underlying callable debt liabilities.

Market Value of Equity. MVE represents the difference between the estimated market value of total assets and the estimated market value of total liabilities, including any off-balance sheet positions. It measures, in present value terms, the long-term economic value of current capital and the long-term level and volatility of net interest income.

We also monitor the sensitivities of MVE to potential interest-rate scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts in rates. Our board of directors determines acceptable ranges for the change in MVE for 200 bps shock scenario.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

December 31, 2018	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,326	$3,276	$3,206	$3,110	$3,080
Percent change in MVE from base	3.7%	2.2%	0%	(3.0)%	(3.9)%
MVE/book value of equity (2)	103.3%	101.8%	99.6%	96.6%	95.7%
Duration of equity (3)	1.3	1.7	2.8	2.4	(0.3)

December 31, 2017	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,302	$3,200	$3,096	$3,001	$2,895
Percent change in MVE from base	6.7%	3.4%	0%	(3.1)%	(6.5)%
MVE/book value of equity (2)	106.2%	102.9%	99.5%	96.5%	93.1%
Duration of equity (3)	2.3	3.7	2.9	3.4	3.7

(1)	Given the current low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2017 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment, changes in portfolio composition, and changes in hedging strategies.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap was 0.09% and 0.10% at December 31, 2018 and 2017, respectively.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2018	December 31, 2017
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$10,800	$9,335
		Economic	26	29
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	3,152	1,880
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair-value	—	2
		Economic	2	—
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair-value	—	50
Sub-total advances			13,980	11,296
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	4,381	4,464
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	3,501	2,528
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	680	246
Sub-total investments			8,562	7,238
Mortgage loans:
Interest-rate swaption	Provides the option to enter into an interest-rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge.	Economic	950	—
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	44	73
Sub-total mortgage loans			994	73
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	6,903	6,916
		Economic	928	100
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	6,398	5,908
		Economic	10	—
Receive float, pay float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	—	600
Sub-total CO bonds			14,239	13,524
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	—	298
Sub-total discount notes			—	298
Stand-alone derivatives:
MDCs	Protects against fair value risk associated with fixed-rate mortgage purchase commitments.	Economic	44	71
Sub-total stand-alone derivatives			44	71
Total notional			$37,819	$32,500

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

	December 31, 2018			December 31, 2017
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
AFS securities:
Total fixed-rate	$7,651	$7,651	100%	$6,820	$6,818	100%
Total variable-rate	—	—	—%	187	—	—%
Total AFS securities, amortized cost	$7,651	$7,651	100%	$7,007	$6,818	97%

Advances:
Total fixed-rate	$24,750	$13,978	56%	$25,133	$11,244	45%
Total variable-rate	8,079	2	—%	9,036	52	1%
Total advances, par value	$32,829	$13,980	43%	$34,169	$11,296	33%

CO bonds:
Total fixed-rate	$27,520	$14,239	52%	$25,033	$12,924	52%
Total variable-rate	12,855	—	—%	12,950	600	5%
Total CO bonds, par value	$40,375	$14,239	35%	$37,983	$13,524	36%

Discount notes:
Total fixed-rate	$20,953	$—	—%	$20,394	$300	1%
Total variable-rate	—	—	—%	—	—	—%
Total discount notes, par value	$20,953	$—	—%	$20,394	$300	1%

For information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2018. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank's financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 8, 2019

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31, 2018	December 31, 2017
Assets:
Cash and due from banks (Note 3)	$100,735	$55,269
Interest-bearing deposits	1,210,705	660,342
Securities purchased under agreements to resell	3,212,726	2,605,460
Federal funds sold	3,085,000	1,280,000
Available-for-sale securities (Note 4)	7,703,596	7,128,758
Held-to-maturity securities (estimated fair values of $5,676,145 and $5,919,299, respectively) (Note 4)	5,673,720	5,897,668
Advances (Note 5)	32,727,668	34,055,064
Mortgage loans held for portfolio, net of allowance for loan losses of $(600) and $(850), respectively (Notes 6 and 7)	11,384,978	10,356,341
Accrued interest receivable	124,611	105,314
Premises, software, and equipment, net (Note 8)	37,198	36,795
Derivative assets, net (Note 9)	116,764	128,206
Other assets	33,998	39,689

Total assets	$65,411,699	$62,348,906

Liabilities:
Deposits (Note 10)	$500,440	$564,799
Consolidated obligations (Note 11):
Discount notes	20,895,262	20,358,157
Bonds	40,265,465	37,895,653
Total consolidated obligations, net	61,160,727	58,253,810
Accrued interest payable	179,728	135,691
Affordable Housing Program payable (Note 12)	40,747	32,166
Derivative liabilities, net (Note 9)	21,067	2,718
Mandatorily redeemable capital stock (Note 13)	168,876	164,322
Other liabilities	289,665	249,894
Total liabilities	62,361,250	59,403,400

Commitments and contingencies (Note 18)

Capital (Note 13):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 19,306,333 and 18,566,388, respectively	1,930,633	1,856,639
Class B-2 issued and outstanding shares: 3,192 and 11,271, respectively	319	1,127
Total capital stock	1,930,952	1,857,766
Retained earnings:
Unrestricted	855,311	792,783
Restricted	222,499	183,551
Total retained earnings	1,077,810	976,334
Total accumulated other comprehensive income (Note 14)	41,687	111,406
Total capital	3,050,449	2,945,506

Total liabilities and capital	$65,411,699	$62,348,906

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Interest Income:
Advances	$726,243	$405,863	$219,538
Interest-bearing deposits	21,004	3,397	808
Securities purchased under agreements to resell	58,940	6,144	6,481
Federal funds sold	54,602	44,054	10,494
Available-for-sale securities	197,600	121,049	69,106
Held-to-maturity securities	152,581	119,347	112,959
Mortgage loans held for portfolio	354,091	314,827	274,343
Other interest income, net	17	1,955	1,162
Total interest income	1,565,078	1,016,636	694,891

Interest Expense:
Consolidated obligation discount notes	392,281	182,104	64,370
Consolidated obligation bonds	865,298	559,711	425,006
Deposits	11,021	4,784	709
Mandatorily redeemable capital stock	8,391	7,034	6,613
Total interest expense	1,276,991	753,633	496,698

Net interest income	288,087	263,003	198,193
Provision for (reversal of) credit losses	(231)	51	(45)

Net interest income after provision for credit losses	288,318	262,952	198,238

Other Income:
Net other-than-temporary impairment losses, credit portion	—	(207)	(197)
Net realized gains from sale of available-for-sale securities	32,407	—	—
Net realized losses from sale of held-to-maturity securities	(45)	—	—
Net gains (losses) on derivatives and hedging activities	(13,350)	(9,258)	2,272
Service fees	995	947	1,200
Standby letters of credit fees	609	747	736
Other, net (Note 18)	(107)	1,775	1,647
Total other income (loss)	20,509	(5,996)	5,658

Other Expenses:
Compensation and benefits	49,938	45,630	43,477
Other operating expenses	28,476	26,349	24,945
Federal Housing Finance Agency	3,633	3,328	2,955
Office of Finance	4,503	3,687	3,020
Other	4,971	3,368	3,202
Total other expenses	91,521	82,362	77,599

Income before assessments	217,306	174,594	126,297

Affordable Housing Program assessments	22,570	18,163	13,291

Net income	$194,736	$156,431	$113,006

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2018	2017	2016

Net income	$194,736	$156,431	$113,006

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(39,533)	53,051	39,371

Net non-credit portion of other-than-temporary impairment losses on available-for-sale securities	(29,322)	2,384	(3,291)

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	51	52	29

Pension benefits, net (Note 15)	(915)	(449)	(2,619)

Total other comprehensive income (loss)	(69,719)	55,038	33,490

Total comprehensive income	$125,017	$211,469	$146,496

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2016, 2017, and 2018
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2015	15,278	$1,527,806	$705,449	$129,664	$835,113	$22,878	$2,385,797

Total comprehensive income			90,405	22,601	113,006	33,490	146,496

Proceeds from issuance of capital stock	1,478	147,831					147,831

Shares reclassified to mandatorily redeemable capital stock, net	(1,830)	(183,056)					(183,056)

Distributions on mandatorily redeemable capital stock			(1,072)	—	(1,072)		(1,072)

Cash dividends on capital stock (4.25%)			(59,800)	—	(59,800)		(59,800)

Balance, December 31, 2016	14,926	$1,492,581	$734,982	$152,265	$887,247	$56,368	$2,436,196

Total comprehensive income			125,145	31,286	156,431	55,038	211,469

Proceeds from issuance of capital stock	3,652	365,185					365,185

Cash dividends on capital stock (4.25%)			(67,344)	—	(67,344)		(67,344)

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			155,788	38,948	194,736	(69,719)	125,017

Proceeds from issuance of capital stock	1,044	104,432					104,432

Redemption/repurchase of capital stock	—	(32)					(32)

Shares reclassified to mandatorily redeemable capital stock, net	(312)	(31,214)					(31,214)

Distributions on mandatorily redeemable capital stock			(38)	—	(38)		(38)

Cash dividends on capital stock (5.00%)			(93,222)	—	(93,222)		(93,222)

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$194,736	$156,431	$113,006
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	74,366	69,111	57,040
Prepayment fees on advances, net of related swap termination fees	—	—	(526)
Changes in net derivative and hedging activities	45,201	(13,643)	22,701
Net other-than-temporary impairment losses, credit portion	—	207	197
Loss on disposition of equipment	37	—	—
Provision for (reversal of) credit losses	(231)	51	(45)
Net realized gains from sale of available-for-sale securities	(32,407)	—	—
Net realized losses from sale of held-to-maturity securities	45	—	—
Changes in:
Accrued interest receivable	(19,387)	(11,783)	(5,541)
Other assets	541	(1,867)	(2,674)
Accrued interest payable	44,192	37,343	16,597
Other liabilities	46,224	27,890	38,187
Total adjustments, net	158,581	107,309	125,936

Net cash provided by operating activities	353,317	263,740	238,942

Investing Activities:
Net change in:
Interest-bearing deposits	(547,189)	(464,287)	(39,205)
Securities purchased under agreements to resell	(607,266)	(824,151)	(1,781,309)
Federal funds sold	(1,805,000)	370,000	(1,650,000)
Available-for-sale securities:
Proceeds from maturities	102,522	1,041,227	855,927
Proceeds from sales	203,841	—	—
Purchases	(972,799)	(2,213,866)	(2,906,310)
Held-to-maturity securities:
Proceeds from maturities	961,778	1,245,438	1,351,512
Proceeds from sales	41,226	—	—
Purchases	(780,272)	(1,325,424)	(983,718)
Advances:
Principal repayments	343,131,228	280,448,048	146,368,448
Disbursements to members	(341,791,120)	(286,485,558)	(147,692,939)
Mortgage loans held for portfolio:
Principal collections	1,191,873	1,245,983	1,701,633
Purchases from members	(2,255,741)	(2,144,552)	(3,074,847)
Purchases of premises, software, and equipment	(6,765)	(5,176)	(4,957)
Loans to other Federal Home Loan Banks:
Principal repayments	400,000	100,000	300,000
Disbursements	(400,000)	(100,000)	(300,000)

Net cash used in investing activities	(3,133,684)	(9,112,318)	(7,855,765)

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Financing Activities:
Changes in deposits	(68,140)	73,891	22,268
Net payments on derivative contracts with financing elements	(340)	(16,683)	(32,898)
Net proceeds from issuance of consolidated obligations:
Discount notes	352,096,048	216,011,184	331,383,919
Bonds	17,386,007	23,856,245	31,636,349
Payments for matured and retired consolidated obligations:
Discount notes	(351,576,032)	(212,480,262)	(333,840,103)
Bonds	(14,996,190)	(19,379,260)	(25,997,585)
Proceeds from issuance of capital stock	104,432	365,185	147,831
Payments for redemption/repurchase of capital stock	(32)	—	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(26,698)	(5,721)	(28,148)
Dividend payments on capital stock	(93,222)	(67,344)	(59,800)

Net cash provided by financing activities	2,825,833	8,357,235	3,231,833

Net increase (decrease) in cash and due from banks	45,466	(491,343)	(4,384,990)

Cash and due from banks at beginning of year	55,269	546,612	4,931,602

Cash and due from banks at end of year	$100,735	$55,269	$546,612

Supplemental Disclosures:
Interest payments	$1,193,500	$682,034	$473,058
Purchases of securities, traded but not yet settled	—	—	120,266
Affordable Housing Program payments	13,989	12,595	17,796
Capitalized interest on certain held-to-maturity securities	4,984	3,282	975
Par value of shares reclassified to mandatorily redeemable capital stock, net	31,214	—	183,056

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2018 and 2017, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2018, 2017, and 2016. We use acronyms and terms throughout these Notes to Financial Statements that are defined herein or in the Glossary of Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 11 regional wholesale FHLBanks in the United States. The FHLBanks are GSEs that were organized under the Bank Act to serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Even though we are part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

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

Each member must purchase a minimum amount of our capital stock based on the amount of its total mortgage assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) hold our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 13 - Capital. For more information about transactions with related parties, see Note 19 - Related Party and Other Transactions.

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

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, have been determined based on the assumptions that we believe market participants would use in pricing the asset or liability and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. For more information, see Note 17 - Estimated Fair Values.

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

Trading Securities. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these securities through other income as net gains (losses) on trading securities. Finance Agency regulation and our Enterprise Risk Management Policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments. We did not have any investments classified as trading securities as of or during the years ended December 31, 2018, 2017 or 2016.

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

AFS Securities. Securities that are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities that have been hedged and for which the hedging relationship qualifies as a fair-value hedge. For these securities, we record the portion of the change in fair value attributable to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative. For AFS securities that are OTTI, changes in fair value, net of any credit loss, are recorded in OCI as the non-credit portion.

Premiums and Discounts. Since we own a large number of similar loans underlying our MBS and ABS, for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, we consider estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. Therefore, we amortize or accrete premiums and discounts on MBS and ABS to interest income at an individual security level using a level-yield methodology over the estimated remaining cash flows of each security. This method requires that we estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time we change the estimated remaining cash flows of the securities as if the new estimates had been used since the acquisition date. Changes in interest rates are a significant assumption used in prepayment speed estimates.

We amortize or accrete premiums and discounts on all other investments at an individual security level using a level-yield methodology over the contractual life of the securities, under which prepayments are only taken into account as they actually occur.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income as net realized gains (losses) from sale of securities.

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

The total OTTI loss is included in other income with an offset for the portion recognized in OCI. The remaining amount represents the credit loss.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Additional OTTI. Subsequent to any recognition of OTTI, if the present value of cash flows expected to be collected is less than the amortized cost basis (which reflects previous credit losses), we record an additional credit loss equal to that difference as additional OTTI. The total amount of additional OTTI (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost, less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI, and its fair value. For certain AFS or HTM securities that were previously impaired and have subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount of non-credit losses remaining in AOCI, is reclassified out of AOCI and into other income.

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

Advances. We record advances at amortized cost, adjusted for unamortized premiums, discounts, prepayment fees and swap termination fees, unearned commitment fees, and fair-value hedging adjustments. We amortize or accrete premiums, discounts, hedging basis adjustments, deferred prepayment fees, and deferred swap termination fees, and recognize unearned commitment fees, to interest income using a level-yield methodology over the contractual life of the advance. When an advance is prepaid, a proportionate share of any remaining premium or discount is amortized at the time of prepayment. We record interest on advances to interest income as earned.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

If the transaction is determined to be an advance modification, the income from nonrefundable prepayment fees, net of swap termination fees, associated with the modification of the original advance is not recognized in current income but is (i) included in the carrying value of the modified advance and amortized into interest income over the life of the new advance using a level-yield methodology when the prepayment fee is received up front or (ii) embedded into the rate of the modified advance and recorded as an adjustment to the interest accrual.

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

Premiums and Discounts. We amortize or accrete premiums and discounts, certain loan fees or costs, and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of the loans. When a loan is prepaid, a proportionate share of any remaining premium or discount is amortized to interest income in the period in which the loan is prepaid and derecognized.

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

REO. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in our name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to us to satisfy the loan. Upon completion of a triggering event (short sale, deed in lieu of foreclosure, foreclosure sale or post-sale confirmation or ratification, as applicable), the servicer is required to remit to us the full UPB and accrued interest at the next feasible remittance. Upon full receipt, the mortgage loan is derecognized from the statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition.

In the case of a delay in receiving final payoff from the servicer beyond the second remittance cycle after a triggering event, we reclassify the amount owed from mortgage loans to a separate amount receivable from the servicer. The receivable is then evaluated for the amount expected to be recovered.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Loan Participations. We may sell participating interests in MPP loans acquired from our PFIs to other FHLBanks. The terms of the sale of these participating interests meet the accounting requirements for a sale and, therefore, the participating interests are de-recognized from our reported mortgage loan balances and a pro-rata portion of the fixed LRA is assumed by the participating FHLBank for its use in loss mitigation. As a result, available funds remaining in our LRA are limited to our pro-rata portion of the fixed LRA that is associated with the participating interests retained by us. The portion of the participation fees received related to our upfront costs is recognized immediately into income, while the remaining portion related to our ongoing costs is deferred and amortized to income over the remaining life of the participated loans.

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment if it is probable that impairment has occurred as of the statement of condition date and the amount of loss can be reasonably estimated.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. We have developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (i) credit products (advances, letters of credit, and other extensions of credit to members); (ii) term securities purchased under agreements to resell and term federal funds sold; (iii) government-guaranteed or -insured mortgage loans held for portfolio; and (iv) conventional mortgage loans held for portfolio. For details on each segment's allowance methodology, see Note 7 - Allowance for Credit Losses.

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

Troubled Debt Restructuring. A TDR related to MPP loans occurs when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. If a borrower is having financial difficulty and a concession has been granted by the PFI with our approval, the loan modification is considered a TDR. No other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

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

For both the MPP and the MPF Program, modifications of government loans are not considered or accounted for as TDRs because we anticipate no loss of principal or interest accrued at the original contract rate, or significant delay, due to the government guarantee or insurance.

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

Changes in the estimated fair value of derivatives are recorded in earnings, specifically other income, regardless of how changes in the estimated fair value of the assets or liabilities being hedged may be recorded.

Designations. Each derivative is designated as one of the following:

(i)	a qualifying fair-value hedge of the change in fair value of a recognized asset or liability, an unrecognized firm commitment, or a forecasted transaction (a fair-value hedge); or

(ii)	a non-qualifying hedge (economic hedge) for asset/liability management purposes.

Derivatives are recorded beginning on the trade date and typically executed and designated in a qualifying hedging relationship at the same time as the acquisition of the hedged item. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase financial instruments, or issue a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Qualifying Hedges. Hedging relationships must meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective to qualify for hedge accounting. Two approaches to hedge accounting include:

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

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or firm commitments), are recorded in other income as net gains (losses) on derivatives and hedging activities. As a result, for fair-value hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item attributable to the hedged risk) is recorded in other income as net gains (losses) on derivatives and hedging activities.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize only the net interest settlements and the change in fair value of these derivatives in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability.

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

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, and compute depreciation and amortization using the straight-line method over their respective estimated useful lives, which range from 1 to 40 years. We capitalize improvements and major renewals, but expense maintenance and repairs when incurred. We depreciate building improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining life of the building. In addition, we capitalize software development costs for internal use software with an estimated economic useful life of at least one year. If capitalized, we use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in other income. Any loss on abandonment is included in other operating expenses.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost, adjusted for concessions, accretion of discounts, amortization of premiums, principal payments, and fair-value hedging adjustments.

Discounts and Premiums. We amortize or accrete the discounts and premiums as well as hedging basis adjustments to interest expense using a level-yield methodology over the term to contractual maturity of the corresponding CO bonds. When we prepay a CO, a proportionate share of any remaining premium or discount is recognized.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued on our behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using a level-yield methodology, to interest expense over the term to contractual maturity of the corresponding consolidated obligations. When we prepay a CO, a proportionate share of any remaining concession is recognized.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Employee Retirement and Deferred Compensation Plans. We recognize the minimum required contribution to the DB plan as expense ratably over the plan year to which it relates. Without a prefunding election, any contribution made in excess of the minimum required contribution is recorded as an expense in the quarterly reporting period in which the contribution is made; with a prefunding election, such excess contribution is recorded as a prepaid asset.

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

Finance Agency Expenses. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks as assessments, which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. We record our share of these assessments in other expenses.

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

The guidance, which included subsequent amendments, was effective for interim and annual periods beginning on January 1, 2018. The adoption of this guidance on a retrospective basis had no effect on our financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance, among other provisions, permits a reduction in the disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments that are measured at amortized cost on the statement of condition.

The guidance was effective for the interim and annual periods beginning on January 1, 2018. The adoption of this guidance on a prospective basis had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). On August 26, 2016, the FASB issued guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the statement of cash flows for certain transactions.

This guidance was adopted on a retrospective basis beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations or cash flows. However, the total amount of interest payments as reported in the supplemental disclosures on the statement of cash flows for the years ended December 31, 2017 and 2016 increased by $156,631 and $57,796, respectively.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). On March 10, 2017, the FASB issued guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance requires that an employer disaggregate the service cost component from the other components of net pension and benefit cost and provides explicit instructions on how to present such components in the statement of income.

This guidance was effective for interim and annual periods beginning on January 1, 2018. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows. However, the guidance was applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of income, which resulted in a reclassification from compensation and benefits to other expenses for the non-service components of $2,001 and $2,170 for the years ended December 31, 2017 and 2016.

Recently Issued Accounting Guidance.

Leases (ASU 2016-02). On February 25, 2016, the FASB issued guidance which requires a lessee, in an operating or finance lease, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize a lease asset and lease liability. Under previous guidance, a lessee was not required to recognize a lease asset and lease liability arising from an operating lease on the statement of condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

This guidance became effective for the interim and annual periods beginning on January 1, 2019. Upon adoption, we will report higher assets and liabilities as a result of including right-of-use assets and lease liabilities on the statement of condition, but its effect on our financial condition, results of operations, and cash flows will not be material.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). On March 30, 2017, the FASB issued guidance to shorten the amortization period for certain callable debt securities purchased at a premium. Specifically, the guidance requires the premium to be amortized to the earliest call date. No change is required for securities purchased at a discount, which continue to be amortized to their contractual maturities.

This guidance became effective for interim and annual periods beginning on January 1, 2019. The guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance will have no effect on our financial condition, results of operations, or cash flows.

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

This guidance became effective for interim and annual periods beginning on January 1, 2019. The adoption of this guidance will have no effect on our financial condition, net income, or cash flows. However, the amended presentation and disclosure guidance will result in a prospective reclassification in the statement of income of the change in fair value of hedging instruments and related hedged items in fair value hedging relationships from other income to interest income.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Inclusion of SOFR OIS Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16). On October 25, 2018, to facilitate the LIBOR to SOFR transition, the FASB issued guidance permitting the use of the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes.

This guidance became effective for the interim and annual periods beginning on January 1, 2019, concurrent with the adoption of ASU 2017-12. The adoption of this guidance will have no effect on our financial condition, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13). On June 16, 2016, the FASB issued guidance replacing the current incurred loss model. The guidance requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of the financial instrument.

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

We currently expect the adoption of this guidance to have no effect on our expected credit losses for advances, investment securities, securities purchased under agreements to resell, and short-term investments. While we are in the process of evaluating the effect of the adoption of this guidance on our mortgage loan portfolio, we currently expect an increase in the allowance for loan losses, primarily due to the requirement to measure losses for the entire estimated life of the financial asset. However, we do not currently expect the effect on our financial condition, results of operations, and cash flows to be material.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). On August 28, 2018, the FASB issued guidance to update the disclosure requirements for fair value measurement. This guidance was issued as part of the FASB's disclosure framework project and is intended to improve disclosure effectiveness.

The guidance is effective for the interim and annual periods beginning on January 1, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. The adoption may have an effect on our disclosures, but will have no effect on our financial condition, results of operations, or cash flows.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). On August 29, 2018, the FASB issued guidance on implementation costs incurred in a hosting arrangement that is a service contract. The guidance aligns the requirements for capitalizing such costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.

This guidance is effective for the interim and annual periods beginning on January 1, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. We are in the process of evaluating this guidance, but we currently do not expect its effect on our financial condition, results of operations, or cash flows to be material.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). On August 28, 2018, the FASB issued guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance was issued as part of the FASB's disclosure framework project and is intended to improve disclosure effectiveness.

The guidance is effective for the annual period ended December 31, 2020, and early adoption is permitted; however, we currently plan to adopt this guidance on the effective date. The adoption may have an effect on our disclosures, but will have no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 3 - Cash and Due from Banks

Compensating Balances. We maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances were $22,300, $35,592, and $101,311 for the years ended December 31, 2018, 2017, and 2016, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount reported as cash and due from banks includes pass-through reserves deposited with the Federal Reserve Banks of $65,871 and $51,576 at December 31, 2018 and 2017, respectively.

Note 4 - Investment Securities

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

			Gross	Gross
	Amortized	Non-Credit	Unrealized	Unrealized	Estimated
December 31, 2018	Cost (1)	OTTI	Gains	Losses	Fair Value
GSE and TVA debentures	$4,239,622	$—	$37,458	$—	$4,277,080
GSE MBS	3,410,988	—	27,797	(12,269)	3,426,516
Total AFS securities	$7,650,610	$—	$65,255	$(12,269)	$7,703,596

December 31, 2017
GSE and TVA debentures	$4,357,250	$—	$46,679	$—	$4,403,929
GSE MBS	2,460,455	—	45,840	—	2,506,295
Private-label RMBS	189,212	(68)	29,390	—	218,534
Total AFS securities	$7,006,917	$(68)	$121,909	$—	$7,128,758

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

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$1,256,816	$(12,269)	$—	$—	$1,256,816	$(12,269)
Total impaired AFS securities	$1,256,816	$(12,269)	$—	$—	$1,256,816	$(12,269)

December 31, 2017
Private-label RMBS	$—	$—	$2,494	$(68)	$2,494	$(68)
Total impaired AFS securities	$—	$—	$2,494	$(68)	$2,494	$(68)

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

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$507,355	$507,832	$83,666	$83,754
Due after 1 year through 5 years	1,933,682	1,947,240	2,317,516	2,336,699
Due after 5 years through 10 years	1,646,892	1,668,409	1,766,440	1,791,829
Due after 10 years	151,693	153,599	189,628	191,647
Total non-MBS	4,239,622	4,277,080	4,357,250	4,403,929
Total MBS	3,410,988	3,426,516	2,649,667	2,724,829
Total AFS securities	$7,650,610	$7,703,596	$7,006,917	$7,128,758

Realized Gains and Losses. During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our AFS investments in private-label RMBS. Of the OTTI AFS securities sold in 2018, none were in an unrealized loss position. Proceeds from the AFS sales totaled $203,841, resulting in realized gains of $32,407. There were no sales during the years ended December 31, 2017 or 2016.

As of December 31, 2018, we had no intention of selling any AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

				Gross	Gross
				Unrecognized	Unrecognized	Estimated
	Amortized	Non-Credit	Carrying	Holding	Holding	Fair
December 31, 2018	Cost (1)	OTTI	Value	Gains	Losses	Value
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,468,882	$—	$3,468,882	$11,034	$(1,552)	$3,478,364
GSE MBS	2,204,838	—	2,204,838	7,673	(14,730)	2,197,781
Total HTM securities	$5,673,720	$—	$5,673,720	$18,707	$(16,282)	$5,676,145

December 31, 2017
MBS and ABS:
Other U.S. obligations -guaranteed MBS	$3,299,157	$—	$3,299,157	$6,555	$(6,690)	$3,299,022
GSE MBS	2,553,193	—	2,553,193	26,727	(4,529)	2,575,391
Private-label RMBS	37,889	—	37,889	240	(307)	37,822
Private-label ABS	7,480	(51)	7,429	40	(405)	7,064
Total HTM securities	$5,897,719	$(51)	$5,897,668	$33,562	$(11,931)	$5,919,299

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal, and, if applicable, OTTI recognized in earnings (credit losses).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2018	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses (1)
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$829,121	$(873)	$417,952	$(679)	$1,247,073	$(1,552)
GSE MBS	435,756	(890)	716,647	(13,840)	1,152,403	(14,730)
Total impaired HTM securities	$1,264,877	$(1,763)	$1,134,599	$(14,519)	$2,399,476	$(16,282)

December 31, 2017
MBS and ABS:
Other U.S. obligations - guaranteed MBS	$1,140,624	$(3,274)	$886,359	$(3,416)	$2,026,983	$(6,690)
GSE MBS	513,244	(2,191)	203,401	(2,338)	716,645	(4,529)
Private-label RMBS	14,712	(26)	11,369	(281)	26,081	(307)
Private-label ABS	—	—	7,064	(416)	7,064	(416)
Total impaired HTM securities	$1,668,580	$(5,491)	$1,108,193	$(6,451)	$2,776,773	$(11,942)

(1)
For private-label ABS, at December 31, 2017, the total of unrealized losses does not agree to total gross unrecognized holding losses of $405. Total unrealized losses include non-credit-related OTTI losses recorded in AOCI of $51, and gross unrecognized holding gains on previously OTTI securities of $40.

Contractual Maturity. MBS and ABS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as certain borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our HTM investments in private-label RMBS and ABS. The amortized cost of the HTM securities sold totaled $41,271. Proceeds from the HTM sales totaled $41,226, resulting in realized losses of $45. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition due to prepayments or scheduled payments over the term. As such, the sales were considered maturities for purposes of security classification. There were no sales of HTM securities during the years ended December 31, 2017 or 2016.

As of December 31, 2018, we had no intention of selling any HTM securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Other-Than-Temporary Impairment.

OTTI Evaluation Process and Results - Private-label RMBS and ABS.

Results of OTTI Evaluation Process - Private-label RMBS and ABS. As part of our evaluation as described in Note 1 - Summary of Significant Accounting Policies, we did not have any change in intent to sell, nor were we required to sell, any OTTI security prior to the sale of our private-label RMBS and ABS during the year ended December 31, 2018 or during the years ended December 31, 2017 and 2016. Therefore, we performed a cash flow analysis to determine whether we expected to recover the entire amortized cost of each security. As a result of our cash flow analysis, we recognized credit losses of $0, $207 and $197 during the years ended December 31, 2018, 2017, and 2016, respectively. During those periods, we determined that the unrealized losses on any remaining private-label RMBS and ABS were temporary as we expected to recover the entire amortized cost.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a rollforward of the amounts related to credit losses recognized in earnings.

Credit Loss Rollforward	2018	2017	2016
Balance at beginning of year	$44,935	$51,514	$60,673
Additions:
Additional credit losses for which OTTI was previously recognized (1)	—	207	197
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(43,049)	—	—
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(1,886)	(6,786)	(9,356)
Balance at end of year	$—	$44,935	$51,514

(1)	Relates to all securities impaired prior to January 1, 2018, 2017, and 2016, respectively.

Evaluation Process and Results - All Other Investment Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of December 31, 2018 are considered temporary.

Note 5 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to LIBOR or another specified index. Longer-term advances may be available subject to market conditions for both fixed-rate and adjustable-rate products.

The following table presents advances outstanding by redemption term.

	December 31, 2018		December 31, 2017
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$—	—
Due in 1 year or less	15,595,985	2.47	16,935,411	1.46
Due after 1 year through 2 years	2,957,861	2.19	2,701,784	1.96
Due after 2 years through 3 years	2,444,486	2.46	2,682,073	1.69
Due after 3 years through 4 years	2,139,695	2.36	2,172,549	1.78
Due after 4 years through 5 years	1,977,925	2.76	2,213,319	1.93
Thereafter	7,713,409	2.41	7,464,333	1.66
Total advances, par value	32,829,361	2.44	34,169,469	1.61
Fair-value hedging adjustments	(106,499)		(126,137)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	4,806		11,732
Total advances	$32,727,668		$34,055,064

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents advances outstanding by the earlier of the redemption term or the next call date and next put date.

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Overdrawn demand and overnight deposit accounts	$—	$—	$—	$—
Due in 1 year or less	22,574,897	25,067,272	15,595,985	17,032,411
Due after 1 year through 2 years	2,061,411	2,412,184	3,682,461	2,701,784
Due after 2 years through 3 years	1,356,186	1,716,873	3,660,486	3,406,673
Due after 3 years through 4 years	1,581,905	928,649	2,547,995	2,718,049
Due after 4 years through 5 years	1,425,525	1,494,529	2,633,030	2,524,619
Thereafter	3,829,437	2,549,962	4,709,404	5,785,933
Total advances, par value	$32,829,361	$34,169,469	$32,829,361	$34,169,469

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

Credit Risk Exposure and Security Terms. We lend to members according to Federal statutes, including the Bank Act. The Bank Act requires each FHLBank to hold, or have access to, collateral to fully secure its advances. At December 31, 2018 and 2017, our top five borrowers held 40% and 45%, respectively, of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at December 31, 2018 and 2017 that was well in excess of the advances outstanding on those dates, respectively. For information related to our credit risk on advances and allowance methodology for credit losses, see Note 7 - Allowance for Credit Losses.

Note 6 - Mortgage Loans Held for Portfolio

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

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	December 31, 2018	December 31, 2017
Fixed-rate long-term mortgages	$10,145,476	$8,989,545
Fixed-rate medium-term (1) mortgages	992,059	1,134,303
Total mortgage loans held for portfolio, UPB	11,137,535	10,123,848
Unamortized premiums	251,778	234,519
Unamortized discounts	(2,415)	(2,426)
Fair-value hedging adjustments	(1,320)	1,250
Allowance for loan losses	(600)	(850)
Total mortgage loans held for portfolio, net	$11,384,978	$10,356,341

(1)	Defined as a term of 15 years or less at origination.

Type	December 31, 2018	December 31, 2017
Conventional	$10,769,980	$9,701,600
Government -guaranteed or -insured	367,555	422,248
Total mortgage loans held for portfolio, UPB	$11,137,535	$10,123,848

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Product	December 31, 2018	December 31, 2017
MPP	$10,875,079	$9,819,069
MPF Program	262,456	304,779
Total mortgage loans held for portfolio, UPB	$11,137,535	$10,123,848

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

For information related to our credit risk on mortgage loans and allowance methodology for loan losses, see Note 7 - Allowance for Credit Losses.

Note 7 - Allowance for Credit Losses

We have established a methodology to determine the allowance for credit losses for each of our portfolio segments: credit products (advances, letters of credit, and other extensions of credit to members); term securities purchased under agreements to resell and term federal funds sold (including interest-bearing demand deposit accounts); government-guaranteed or -insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

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

We determine the estimated value of the collateral required to secure each member's credit products by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of credit quality on the borrower's credit products. At December 31, 2018 and 2017, we had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or in excess of our outstanding extensions of credit.

At December 31, 2018 and 2017, we did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2018, 2017, or 2016.

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

Interest-Bearing Deposits, Term Securities Purchased Under Agreements to Resell and Term Federal Funds Sold. Except for interest-bearing deposits, which may be redeemed at any time during business hours, these assets generally have maturities ranging from 1 to 270 days. Given their short-term nature and the credit quality of the counterparties, credit risk is minimal and, as such, we have not established an allowance for credit losses for these products.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Government-Guaranteed or -Insured Mortgage Loans. We invest in fixed-rate mortgage loans that are guaranteed or insured by the FHA, Department of Veterans Affairs, Rural Housing Service of the Department of Agriculture, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. Therefore, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2018 or 2017.

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

Beginning with Advantage MPP, we discontinued the use of SMI for all loan purchases and replaced it with a fixed LRA. The fixed LRA is funded with a portion of each loan's purchase proceeds.

The LRA is segregated by pools of loans and used to cover losses in a pool beyond those covered by an individual loan's PMI (as applicable), but is limited to covering losses of that specific pool only. Any excess funds are ultimately distributed to the member in accordance with a step-down schedule that is established upon execution of an MCC, subject to performance of the related pool.

The following table presents the activity in the LRA, which is reported in other liabilities.

LRA Activity	2018	2017	2016
Liability, beginning of year	$148,715	$125,683	$91,552
Additions	26,662	25,350	36,341
Claims paid	(508)	(617)	(1,054)
Distributions to PFIs	(773)	(1,701)	(1,156)
Liability, end of year	$174,096	$148,715	$125,683

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

Collectively Evaluated Mortgage Loans.

MPP. For loans past due and collectively evaluated for impairment, we use a recognized third-party credit model to estimate potential ranges of credit loss exposure. The loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

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

Interest income recognized on impaired MPP conventional loans was not material for the periods presented.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of December 31, 2018	Conventional	Government	Total
Past due:
30-59 days	$36,594	$9,352	$45,946
60-89 days	7,904	2,870	10,774
90 days or more	13,764	1,697	15,461
Total past due	58,262	13,919	72,181
Total current	11,003,243	359,758	11,363,001
Total mortgage loans, recorded investment (1)	$11,061,505	$373,677	$11,435,182

Delinquency Status as of December 31, 2017
Past due:
30-59 days	$63,670	$11,848	$75,518
60-89 days	9,944	2,121	12,065
90 days or more	19,576	2,555	22,131
Total past due	93,190	16,524	109,714
Total current	9,878,030	412,869	10,290,899
Total mortgage loans, recorded investment (1)	$9,971,220	$429,393	$10,400,613

Other Delinquency Statistics as of December 31, 2018	Conventional	Government	Total
In process of foreclosure (2)	$6,836	$—	$6,836
Serious delinquency rate (3)	0.12%	0.45%	0.14%
Past due 90 days or more still accruing interest (4)	$12,849	$1,697	$14,546
On non-accrual status	$1,762	$—	$1,762

Other Delinquency Statistics as of December 31, 2017
In process of foreclosure (2)	$11,081	$—	$11,081
Serious delinquency rate (3)	0.20%	0.59%	0.21%
Past due 90 days or more still accruing interest (4)	$16,603	$2,555	$19,158
On non-accrual status	$3,464	$—	$3,464

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Loan Losses on Mortgage Loans. Our loan loss analysis also compares, or benchmarks, our estimated losses, after credit enhancements, to actual losses occurring in the portfolio. As a result of our methodology, our allowance for loan losses reflects our best estimate of the probable losses in our original MPP, Advantage MPP, and MPF Program portfolios.

The following table presents the components of the allowance for loan losses, including the credit enhancement waterfall for MPP.

Components of Allowance	December 31, 2018	December 31, 2017
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$3,505	$5,360
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(627)	(995)
LRA (2)	(1,137)	(1,262)
SMI	(1,256)	(2,383)
Total portion recoverable from credit enhancements	(3,020)	(4,640)
Allowance for unrecoverable PMI/SMI	15	30
Allowance for MPP loan losses	500	750
Allowance for MPF Program loan losses	100	100
Total allowance for loan losses	$600	$850

(1)	Based on a loss emergence period of 24 months.

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

Rollforward of Allowance for Loan Losses	2018	2017	2016
Balance, beginning of year	$850	$850	$1,125
Charge-offs	(444)	(647)	(857)
Recoveries	425	596	627
Provision for (reversal of) loan losses	(231)	51	(45)
Balance, end of year	$600	$850	$850

Allowance for Loan Losses by Impairment Methodology	December 31, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$563	$652
Conventional loans individually evaluated for impairment (1)	37	198
Total allowance for loan losses	$600	$850

Recorded Investment by Impairment Methodology	December 31, 2018	December 31, 2017
Conventional loans collectively evaluated for impairment	$11,048,075	$9,956,689
Conventional loans individually evaluated for impairment (1)	13,430	14,531
Total recorded investment in conventional loans	$11,061,505	$9,971,220

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of December 31, 2018 and 2017 of $1,552 and $2,498, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of December 31, 2018 and 2017 includes $16 and $144, respectively, for these potential claims.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 8 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2018	December 31, 2017
Premises	$15,059	$15,242
Computer software	43,186	38,559
Data processing equipment	5,054	8,846
Furniture and equipment	5,237	4,539
Other	724	563
Premises, software and equipment, in service	69,260	67,749
Accumulated depreciation and amortization	(34,789)	(36,085)
Premises, software and equipment, in service, net	34,471	31,664
Capitalized assets in progress	2,727	5,131
Premises, software and equipment, net	$37,198	$36,795

For the years ended December 31, 2018, 2017, and 2016, the depreciation and amortization expense for premises, software and equipment was $6,230, $5,965, and $5,820, respectively, including amortization of computer software costs of $4,237, $4,276, and $4,055, respectively.

Note 9 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and our interest-bearing liabilities that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to interest rate changes that we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets forth the manner in which the cash flows will be determined and the dates on which they will be paid. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, the party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate we receive or pay in most interest-rate swaps is currently indexed to LIBOR.

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

Investments. We primarily invest in MBS and debentures, which may be classified as HTM or AFS securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage the prepayment, interest-rate and duration risks by funding investment securities with consolidated obligations that contain call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. We may also manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. On occasion, we may hold derivatives that are associated with HTM securities and are designated as economic hedges. Derivatives associated with AFS securities may qualify as a fair-value hedge or be designated as an economic hedge.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advances. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to manage the repricing and/or options characteristics of advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance or an adjustable-rate advance with embedded options, we may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed-rate and receive a variable-rate, effectively converting the fixed-rate advance to an adjustable-rate advance. This type of hedge is typically treated as a fair-value hedge. In addition, we may hedge a callable, prepayable or putable advance by entering into a cancellable interest-rate swap.

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in prepayment speeds. We manage the interest-rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. We issue both callable and noncallable consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. Interest-rate swaps, to the extent the payments on the mortgages loans result in a simultaneous reduction of the notional amount of the swaps, may qualify for fair-value hedge accounting.

We may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not qualify for fair-value hedge accounting. These derivatives are marked to fair value through earnings.

Consolidated Obligations. We may enter into derivatives to hedge the interest-rate risk associated with our debt issues. We manage the risk and volatility arising from changing market prices of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

In a typical transaction, we issue a fixed-rate consolidated obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the consolidated obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. Additionally, we may issue variable-rate CO bonds indexed to LIBOR, SOFR, the United States prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

Firm Commitments. Certain MDCs are considered derivatives. We normally hedge these commitments by selling TBA MBS or other derivatives for forward settlement. The MDC and the TBA used in the firm commitment hedging strategy are treated as an economic hedge and are marked to fair value through earnings. When the MDC settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Managing Credit Risk on Derivatives. We are also subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, CFTC regulations, and Finance Agency regulations. For discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the estimated fair value of these instruments to be affected by counterparty credit risk, see Note 17 - Estimated Fair Values.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2018 was $218, for which we were not required to post collateral. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at December 31, 2018.

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

The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2018, we were not required by our clearing agents to post any additional margin.

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

	Notional	Estimated Fair Value	Estimated Fair Value
	Amount of	of Derivative	of Derivative
December 31, 2018	Derivatives	Assets (1)	Liabilities (1)
Derivatives designated as hedging instruments:
Interest-rate swaps	$35,135,617	$174,990	$123,331
Total derivatives designated as hedging instruments	35,135,617	174,990	123,331
Derivatives not designated as hedging instruments:
Interest-rate swaps	965,930	562	106
Swaptions	950,000	105	—
Interest-rate caps/floors	679,500	999	—
Interest-rate forwards	44,100	—	202
MDCs	43,753	146	23
Total derivatives not designated as hedging instruments	2,683,283	1,812	331
Total derivatives before adjustments	$37,818,900	176,802	123,662
Netting adjustments and cash collateral (2)		(60,038)	(102,595)
Total derivatives, net		$116,764	$21,067

December 31, 2017
Derivatives designated as hedging instruments:
Interest-rate swaps	$31,084,068	$247,924	$50,445
Total derivatives designated as hedging instruments	31,084,068	247,924	50,445
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,026,778	1,174	734
Interest-rate caps/floors	245,500	92	—
Interest-rate forwards	72,800	37	1
MDCs	70,831	73	48
Total derivatives not designated as hedging instruments	1,415,909	1,376	783
Total derivatives before adjustments	$32,499,977	249,300	51,228
Netting adjustments and cash collateral (2)		(121,094)	(48,510)
Total derivatives, net		$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

(2)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2018 and 2017 totaled $127,952 and $16,437, respectively. Cash collateral received from counterparties at December 31, 2018 and 2017 totaled $85,395 and $89,021, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral received from or pledged to counterparties.

	December 31, 2018		December 31, 2017
	Derivative Assets	Derivative Liabilities	Derivative Assets (1)	Derivative Liabilities (1)
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$174,725	$106,333	$118,932	$27,491
Cleared	1,931	17,104	130,258	23,688
Total gross recognized amount	176,656	123,437	249,190	51,179
Gross amounts of netting adjustments and cash collateral
Uncleared	(168,426)	(85,491)	(113,842)	(24,822)
Cleared	108,388	(17,104)	(7,252)	(23,688)
Total gross amounts of netting adjustments and cash collateral	(60,038)	(102,595)	(121,094)	(48,510)
Net amounts after netting adjustments and cash collateral
Uncleared	6,299	20,842	5,090	2,669
Cleared	110,319	—	123,006	—
Total net amounts after netting adjustments and cash collateral	116,618	20,842	128,096	2,669
Derivative instruments not meeting netting requirements (2)	146	225	110	49
Total derivatives, at estimated fair value	$116,764	$21,067	$128,206	$2,718

(1)
To conform with the current presentation, variation margin of $24,954 has been allocated to the individual derivative instruments within the gross recognized amount as of December 31, 2017. Previously, this amount was included with the gross amounts of netting adjustments and cash collateral.

(2)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Years Ended December 31,
Type of Hedge	2018	2017	2016
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$(5,323)	$(7,414)	$4,488
Total net gain (loss) related to fair-value hedge ineffectiveness	(5,323)	(7,414)	4,488
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7,071	122	(196)
Swaptions	(892)	(200)	(290)
Interest-rate caps/floors	(60)	(228)	87
Interest-rate forwards	1,460	(1,728)	(207)
Net interest settlements	(7,834)	(416)	(381)
MDCs	(2,390)	835	(1,229)
Total net gain (loss) on derivatives not designated as hedging instruments	(2,645)	(1,615)	(2,216)
Price alignment amount (1)	(5,382)	(229)	—
Net gains (losses) on derivatives and hedging activities	$(13,350)	$(9,258)	$2,272

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the gains (losses) on the derivatives and the related hedged items in fair-value hedging relationships and the effect of those derivatives on net interest income.

	Gain (Loss)	Gain (Loss)	Net Fair-	Effect on
	on	on Hedged	Value Hedge	Net Interest
Year Ended December 31, 2018	Derivative	Item	Ineffectiveness	Income (1)
Advances	$(18,331)	$22,557	$4,226	$48,555
AFS securities	47,268	(55,842)	(8,574)	18,391
CO bonds	(25,394)	24,419	(975)	(40,907)
Total	$3,543	$(8,866)	$(5,323)	$26,039

Year Ended December 31, 2017
Advances	$61,439	$(62,324)	$(885)	$(31,461)
AFS securities	35,620	(39,843)	(4,223)	(48,144)
CO bonds	(46,299)	43,993	(2,306)	16,289
Total	$50,760	$(58,174)	$(7,414)	$(63,316)

Year Ended December 31, 2016
Advances	$118,029	$(117,201)	$828	$(91,219)
AFS securities	193,305	(194,083)	(778)	(94,018)
CO bonds	(30,252)	34,690	4,438	16,888
Total	$281,082	$(276,594)	$4,488	$(168,349)

(1)
Includes the effect of derivatives in fair-value hedging relationships on net interest income that is recorded in the interest income/expense line item of the respective hedged items. Excludes the interest income/expense of the respective hedged items, which fully offsets the interest income/expense of the derivatives, except to the extent of any hedge ineffectiveness. Net interest settlements on derivatives that are not in fair-value hedging relationships are reported in other income. These amounts do not include the effect of amortization/accretion related to fair value hedging activities.

Note 10 - Deposit Liabilities

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

The following table presents the types of our interest-bearing and non-interest-bearing deposits.

Type	December 31, 2018	December 31, 2017
Interest-bearing:
Demand and overnight	$434,557	$513,150
Time	—	50
Other	12	23
Total interest-bearing	434,569	513,223
Non-interest-bearing:
Other (1)	65,871	51,576
Total non-interest-bearing	65,871	51,576
Total deposits	$500,440	$564,799

(1)	Includes pass-through deposit reserves from members.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 11 - Consolidated Obligations

Consolidated obligations consist of CO bonds and discount notes. CO bonds may be issued to raise short-, intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Discount notes are issued primarily to raise short-term funds and have original maturities of up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations was $1.0 trillion at both December 31, 2018 and 2017. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2018	December 31, 2017
Book value	$20,895,262	$20,358,157
Par value	$20,952,650	$20,394,192

Weighted average effective interest rate	2.34%	1.22%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$18,456,870	2.07	$14,021,190	1.27
Due after 1 year through 2 years	8,823,285	2.30	9,392,470	1.46
Due after 2 years through 3 years	2,640,620	2.42	4,849,960	2.23
Due after 3 years through 4 years	3,024,000	2.33	1,294,470	2.17
Due after 4 years through 5 years	998,375	2.54	2,798,000	2.29
Thereafter	6,431,700	3.21	5,626,500	3.02
Total CO bonds, par value	40,374,850	2.36	37,982,590	1.80
Unamortized premiums	23,493		27,333
Unamortized discounts	(15,992)		(13,782)
Unamortized concessions	(14,085)		(14,188)
Fair-value hedging adjustments	(102,801)		(86,300)
Total CO bonds	$40,265,465		$37,895,653

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

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	December 31, 2018	December 31, 2017
Non-callable / non-putable	$27,462,850	$26,277,590
Callable	12,912,000	11,705,000
Total CO bonds, par value	$40,374,850	$37,982,590

Year of Contractual Maturity or Next Call Date	December 31, 2018	December 31, 2017
Due in 1 year or less	$30,331,870	$24,449,190
Due after 1 year through 2 years	6,069,285	9,098,470
Due after 2 years through 3 years	1,043,620	2,125,960
Due after 3 years through 4 years	626,000	584,470
Due after 4 years through 5 years	503,375	579,000
Thereafter	1,800,700	1,145,500
Total CO bonds, par value	$40,374,850	$37,982,590

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

•	Conversion CO bonds have interest rates that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the offerings.

The following table presents our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2018	December 31, 2017
Fixed-rate	$27,189,850	$24,747,590
Step-up	330,000	285,000
Simple variable-rate	12,855,000	12,950,000
Total CO bonds, par value	$40,374,850	$37,982,590

Note 12 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP, in which the FHLBank provides subsidies in the form of direct grants to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 million or 10% of each FHLBank's net earnings. For purposes of the AHP calculation, net earnings is defined in a Finance Agency Advisory Bulletin as income before assessments, plus interest expense related to MRCS.

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2018	2017	2016
Liability at beginning of year	$32,166	$26,598	$31,103
Assessment (expense)	22,570	18,163	13,291
Subsidy usage, net (1)	(13,989)	(12,595)	(17,796)
Liability at end of year	$40,747	$32,166	$26,598

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

As a part of the AHP, each FHLBank may also provide below-market rate advances to members.

Note 13 - Capital

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Our board of directors may, but is not required to, declare and pay dividends on our Class B stock in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency regulations. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period (applicable quarter).

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

Through December 31, 2018, certain members had requested redemptions of their Class B stock, but the related stock outstanding at December 31, 2018 and 2017 totaling $935 and $5,144, respectively, was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

MRCS Activity	2018	2017	2016
Liability at beginning of year	$164,322	$170,043	$14,063
Reclassification from capital stock	31,214	—	183,056
Redemptions/repurchases	(26,698)	(5,721)	(28,148)
Accrued distributions	38	—	1,072
Liability at end of year	$168,876	$164,322	$170,043

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

MRCS Contractual Year of Redemption	December 31, 2018	December 31, 2017
Year 1(1)	$1,316	$7,963
Year 2	—	13
Year 3	8,649	—
Year 4	—	4,158
Year 5	26,723	—
Thereafter (2)	132,188	152,188
Total MRCS	$168,876	$164,322

(1)
Balances at December 31, 2018 and 2017 include $1,304 and $2,909, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule. However, upon their respective terminations, we currently intend to repurchase their excess stock (if any) in accordance with our capital plan, the balances of which at December 31, 2018 and 2017 totaled $57,938 and $77,938, respectively.

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

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2018	2017	2016
Recorded as interest expense	$8,391	$7,034	$6,613
Recorded as distributions from retained earnings	38	—	1,072
Total	$8,429	$7,034	$7,685

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

As presented in the following table, we were in compliance with the Finance Agency's capital requirements at December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$786,925	$3,177,638	$903,806	$2,998,422

Total regulatory capital	$2,616,468	$3,177,638	$2,493,956	$2,998,422
Total regulatory capital-to-asset ratio	4.00%	4.86%	4.00%	4.81%

Leverage capital	$3,270,585	$4,766,457	$3,117,445	$4,497,633
Leverage ratio	5.00%	7.29%	5.00%	7.21%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2015	$97	$30,229	$(132)	$(7,316)	$22,878

OCI before reclassifications:
Net change in unrealized gains (losses)	39,371	(3,332)	—	—	36,039
Net change in fair value	—	(156)	—	—	(156)
Accretion of non-credit losses	—	—	29	—	29
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	197	—	—	197
Pension benefits, net	—	—	—	(2,619)	(2,619)
Total other comprehensive income (loss)	39,371	(3,291)	29	(2,619)	33,490

Balance, December 31, 2016	$39,468	$26,938	$(103)	$(9,935)	$56,368

OCI before reclassifications:
Net change in unrealized gains (losses)	53,051	2,189	—	—	55,240
Net change in fair value	—	29	—	—	29
Accretion of non-credit losses	—	—	10	—	10
Reclassifications from OCI to net income:
Non-credit portion of OTTI losses	—	166	42	—	208
Pension benefits, net	—	—	—	(449)	(449)
Total other comprehensive income (loss)	53,051	2,384	52	(449)	55,038

Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	(39,533)	392	—	—	(39,141)
Net change in fair value	—	2,693	—	—	2,693
Accretion of non-credit losses	—	—	51	—	51
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(32,407)	—	—	(32,407)
Pension benefits, net	—	—	—	(915)	(915)
Total other comprehensive income (loss)	(39,533)	(29,322)	51	(915)	(69,719)

Balance, December 31, 2018	$52,986	$—	$—	$(11,299)	$41,687

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 15 - Employee and Director Retirement and Deferred Compensation Plans

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

Our DB plan covers our officers and employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB plan is for the plan year ended June 30, 2017. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2018, 2017 and 2016 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

Our contributions to the DB plan for the fiscal years ended December 31, 2018, 2017 and 2016 were not more than 5% of the total contributions to the DB plan for the plan years ended June 30, 2017, 2016 and 2015, respectively.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB plan's funded status.

DB Plan Net Pension Cost and Funded Status	2018		2017		2016
Net pension cost charged to compensation and benefits expense for the year ended December 31(1)	$2,750		$4,450		$5,772

DB plan funded status as July 1	110%	(a)	111%	(b)	104%
Our funded status as of July 1	116%		117%		113%

(1)	Includes voluntary contributions for the years ended December 31, 2018, 2017 and 2016 of $2,240, $3,893, and $5,265, respectively.

(a)
The DB plan's funded status as of July 1, 2018 is preliminary and may increase because the participating employers were permitted to make designated contributions for the plan year ended June 30, 2018 through March 15, 2019. Any such contributions will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year ended June 30, 2019 is filed (no later than April 2020).

(b)	The DB plan's final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year ended June 30, 2018 is filed (no later than April 2019).

Qualified Defined Contribution Plan. We participate in a tax-qualified, defined contribution plan for financial institutions administered by Pentegra Retirement Services. This DC plan covers our officers and employees who meet certain eligibility requirements. Our contribution is equal to a percentage of voluntary employee contributions, subject to certain limitations. During the years ended December 31, 2018, 2017, and 2016, we contributed $2,478, $1,577, and $1,488, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Defined Benefit Retirement Plan. We participate in a single-employer, non-qualified, unfunded supplemental executive retirement plan for financial institutions administered by Pentegra Retirement Services. This SERP restores all of the defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Since the SERP is a non-qualified unfunded plan, no contributions are required to be made. However, we may elect to make contributions to a related grantor trust that we established to indirectly fund the SERP in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2018	2017	2016
Projected benefit obligation at beginning of year	$23,176	$20,022	$15,099
Service cost	1,762	1,035	808
Interest cost	863	738	735
Actuarial loss	3,452	1,712	4,055
Benefits paid	(1,660)	(331)	(675)
Projected benefit obligation at end of year	$27,593	$23,176	$20,022
The measurement date used to determine the benefit obligation was December 31. The following table presents the key assumptions used for the actuarial calculations to determine the benefit obligation.

	December 31, 2018	December 31, 2017
Discount rate	3.64%	3.00%
Compensation increases	5.50%	5.50%

The discount rate represents a weighted average that was determined by a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest-rate yields from the Financial Times Stock Exchange Group Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, was $20,677 and $16,704 as of December 31, 2018 and 2017, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the grantor trust, included as a component of other assets, had a total fair value of $18,916 and $20,071 at December 31, 2018 and 2017, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the net periodic benefit cost and the amounts recognized in OCI for the SERP.

	Years Ended December 31,
	2018	2017	2016
Net periodic benefit cost:
Service cost	$1,762	$1,035	$808
Net periodic benefit cost recognized in compensation and benefits	1,762	1,035	808

Interest cost	863	738	735
Amortization of net actuarial loss	2,539	1,263	1,436
Net periodic benefit cost recognized in other expenses	3,402	2,001	2,171

Total net periodic benefit cost recognized in the statement of income	5,164	3,036	2,979

Amounts recognized in OCI:
Actuarial loss	3,452	1,712	4,055
Amortization of net actuarial loss	(2,539)	(1,263)	(1,436)
Net loss (income) recognized in OCI	913	449	2,619

Total recognized as net periodic benefit cost	$6,077	$3,485	$5,598

The following table presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.00%	4.00%	4.20%
Compensation increases	5.50%	5.50%	5.50%

The following table presents the components of the pension benefits reported in AOCI related to the SERP.

	December 31, 2018	December 31, 2017
Net actuarial loss	$(11,298)	$(10,384)
Net pension benefits reported in AOCI	$(11,298)	$(10,384)

The following table presents the amounts that will be amortized from AOCI into net periodic benefit cost during the year ending December 31, 2019.

Year Ending December 31, 2019
Net actuarial loss	$1,386
Net amount to be amortized	$1,386

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2019 is projected to be approximately $3,605.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the actual form of payment elected by the participant and weighting the value of the participant's benefits based on the probability of the participant retiring.

For the Years Ending December 31,
2019	$5,425
2020	3,239
2021	2,542
2022	9,522
2023	1,587
2024 - 2028	5,546

Nonqualified Supplemental Executive Thrift Plan. Effective January 1, 2016, we offer the SETP, a voluntary, non-qualified, unfunded deferred compensation plan that permits certain officers and approved employees of the Bank to elect to defer certain components of their compensation. The SETP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. The SETP provides that, subject to certain limitations, the Bank will make matching contributions to the participant's deferred contribution account each plan year. For the years ended December 31, 2018, 2017 and 2016, we contributed $70, $52 and $47, respectively, to the SETP and our liability at December 31, 2018 and 2017 was $1,127 and $660, respectively.

Directors' Deferred Compensation Plan. Effective January 1, 2016, we offer the DDCP, a voluntary, non-qualified, unfunded deferred compensation plan that permits our directors to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP is intended to constitute a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may participate in the DDCP. We make no matching contributions under the DDCP. Our liability under the DDCP at December 31, 2018 and 2017 was $1,079 and $967, respectively.

Note 16 - Segment Information

We report based on two operating segments:

•
Traditional, which consists of credit products (including advances, letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, interest-bearing demand deposit accounts, and investment securities), and correspondent services and deposits; and

•
Mortgage loans, which consists of mortgage loans purchased from our members through our MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans that were originated by certain of its PFIs under the MPF Program.

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

Traditional net interest income is derived primarily from the difference, or spread, between the interest income earned on advances and investments and the borrowing costs related to those assets, net interest settlements related to interest-rate swaps, and related premium and discount amortization. Traditional also includes the costs related to holding deposits for members and other miscellaneous borrowings. Mortgage loan net interest income is derived primarily from the difference, or spread, between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing costs related to those loans.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Direct other income and expense also affect each segment's results. The traditional segment includes the direct earnings impact of derivatives and hedging activities related to advances, investments and consolidated obligations as well as all other miscellaneous income and expense not associated with mortgage loans. The mortgage loans segment includes the direct earnings impact of derivatives and hedging activities as well as direct compensation, benefits and other expenses (including an allocation for indirect overhead) associated with operating the MPP and MPF Program and volume-driven costs associated with master servicing and quality control fees.

The assessments related to AHP have been allocated to each segment based upon its proportionate share of income before assessments.

The following table presents our financial performance by operating segment.

Year Ended December 31, 2018	Traditional	Mortgage Loans	Total
Net interest income	$220,886	$67,201	$288,087
Provision for (reversal of) credit losses	—	(231)	(231)
Other income (loss)	22,253	(1,744)	20,509
Other expenses	77,526	13,995	91,521
Income before assessments	165,613	51,693	217,306
Affordable Housing Program assessments	17,401	5,169	22,570
Net income	$148,212	$46,524	$194,736

Year Ended December 31, 2017	Traditional	Mortgage Loans	Total
Net interest income	$193,278	$69,725	$263,003
Provision for (reversal of) credit losses	—	51	51
Other income (loss)	(5,110)	(886)	(5,996)
Other expenses	69,644	12,718	82,362
Income before assessments	118,524	56,070	174,594
Affordable Housing Program assessments	12,556	5,607	18,163
Net income	$105,968	$50,463	$156,431

Year Ended December 31, 2016	Traditional	Mortgage Loans	Total
Net interest income	$144,695	$53,498	$198,193
Provision for (reversal of) credit losses	—	(45)	(45)
Other income (loss)	6,674	(1,016)	5,658
Other expenses	65,746	11,853	77,599
Income before assessments	85,623	40,674	126,297
Affordable Housing Program assessments	9,224	4,067	13,291
Net income	$76,399	$36,607	$113,006

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
December 31, 2018	$54,026,721	$11,384,978	$65,411,699
December 31, 2017	51,992,565	10,356,341	62,348,906

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the years ended December 31, 2018, 2017, or 2016.

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

	December 31, 2018
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustment (1)
Assets:
Cash and due from banks	$100,735	$100,735	$100,735	$—	$—	$—
Interest-bearing deposits	1,210,705	1,210,705	1,210,039	666	—	—
Securities purchased under agreements to resell	3,212,726	3,212,728	—	3,212,728	—	—
Federal funds sold	3,085,000	3,085,000	—	3,085,000	—	—
AFS securities	7,703,596	7,703,596	—	7,703,596	—	—
HTM securities	5,673,720	5,676,145	—	5,676,145	—	—
Advances	32,727,668	32,669,145	—	32,669,145	—	—
Mortgage loans held for portfolio, net	11,384,978	11,212,978	—	11,202,984	9,994	—
Accrued interest receivable	124,611	124,611	—	124,611	—	—
Derivative assets, net	116,764	116,764	—	176,802	—	(60,038)
Grantor trust assets (2)	21,122	21,122	21,122	—	—	—

Liabilities:
Deposits	500,440	500,440	—	500,440	—	—
Consolidated obligations:
Discount notes	20,895,262	20,895,446	—	20,895,446	—	—
Bonds	40,265,465	40,137,791	—	40,137,791	—	—
Accrued interest payable	179,728	179,728	—	179,728	—	—
Derivative liabilities, net	21,067	21,067	—	123,662	—	(102,595)
MRCS	168,876	168,876	168,876	—	—	—

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

Summary of Valuation Techniques and Significant Inputs.

Investment Securities - MBS. The estimated fair value incorporates prices from multiple third-party pricing vendors, when available. These pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources, including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Because many private-label RMBS do not trade on a daily basis, the pricing vendors use other available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities.

We conduct reviews of the pricing vendors' processes, methodologies and control procedures to confirm and further augment our understanding of the vendors' prices for our MBS. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by us.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As of December 31, 2018, two or three prices were received for substantially all of our MBS.

Based on the lack of significant market activity and observable inputs for private-label RMBS and home equity loan ABS, the recurring fair value measurements for those securities were classified as level 3 within the fair value hierarchy as of December 31, 2017.

Investment Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trader screen, thus falling under the market approach.

Impaired Mortgage Loans Held for Portfolio. We record non-recurring fair value adjustments to reflect partial charge-offs on impaired mortgage loans. We estimate the fair value of these assets using a current property value obtained from a third-party.

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

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR curve or the OIS curve to project cash flows for collateralized interest-rate swaps and the OIS curve to discount, and

•	Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

TBAs:

•	TBA securities prices - market-based prices are determined by coupon, maturity and expected term until settlement.

MDCs:

•	TBA securities prices - prices are then adjusted for differences in coupon, average loan rate and seasoning.

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

					Netting
December 31, 2018	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,277,080	$—	$4,277,080	$—	$—
GSE MBS	3,426,516	—	3,426,516	—	—
Total AFS securities	7,703,596	—	7,703,596	—	—
Derivative assets:
Interest-rate related	116,618	—	176,656	—	(60,038)
MDCs	146	—	146	—	—
Total derivative assets, net	116,764	—	176,802	—	(60,038)
Grantor trust assets (2)	21,122	21,122	—	—	—
Total assets at recurring estimated fair value	$7,841,482	$21,122	$7,880,398	$—	$(60,038)

Derivative liabilities:
Interest-rate related	$20,842	$—	$123,437	$—	$(102,595)
Interest-rate forwards	202	—	202	—	—
MDCs	23	—	23	—	—
Total derivative liabilities, net	21,067	—	123,662	—	(102,595)
Total liabilities at recurring estimated fair value	$21,067	$—	$123,662	$—	$(102,595)

Mortgage loans held for portfolio (3)	$1,734	$—	$—	$1,734	$—
Total assets at non-recurring estimated fair value	$1,734	$—	$—	$1,734	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2017	Total	Level 1	Level 2	Level 3	Adjustment (1)
AFS securities:
GSE and TVA debentures	$4,403,929	$—	$4,403,929	$—	$—
GSE MBS	2,506,295	—	2,506,295	—	—
Private-label RMBS	218,534	—	—	218,534	—
Total AFS securities	7,128,758	—	6,910,224	218,534	—
Derivative assets:
Interest-rate related	128,096	—	249,190	—	(121,094)
Interest-rate forwards	37	—	37	—	—
MDCs	73	—	73	—	—
Total derivative assets, net	128,206	—	249,300	—	(121,094)
Grantor trust assets (2)	21,698	21,698	—	—	—
Total assets at recurring estimated fair value	$7,278,662	$21,698	$7,159,524	$218,534	$(121,094)

Derivative liabilities:
Interest-rate related	$2,669	$—	$51,179	$—	$(48,510)
Interest-rate forwards	1	—	1	—	—
MDCs	48	—	48	—	—
Total derivative liabilities, net	2,718	—	51,228	—	(48,510)
Total liabilities at recurring estimated fair value	$2,718	$—	$51,228	$—	$(48,510)

Mortgage loans held for portfolio (4)	$2,637	$—	$—	$2,637	$—
Total assets at non-recurring estimated fair value	$2,637	$—	$—	$2,637	$—

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

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2018.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

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

AFS private-label RMBS Level 3 Rollforward	2018	2017	2016
Balance, beginning of year	$218,534	$269,119	$319,186
Total realized and unrealized gains (losses):
Net realized gains from sale of AFS securities	32,407	—	—
Accretion of credit losses in interest income	1,884	6,778	9,348
Net losses on changes in fair value in other income	—	(166)	(197)
Net change in fair value not in excess of cumulative non-credit losses in OCI	2,693	29	(156)
Unrealized gains (losses) in OCI	392	2,189	(3,332)
Reclassification of non-credit portion in OCI to other income	—	166	197
Purchases, issuances, sales and settlements:
Sales	(236,248)	—	—
Settlements	(19,662)	(59,581)	(55,927)
Balance, end of year	$—	$218,534	$269,119

Net gains (losses) included in earnings attributable to changes in fair value relating to assets still held at end of year	$—	$6,612	$8,291

Note 18 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2018
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$242,891	$96,616	$339,507
Unused lines of credit (1)	989,266	—	989,266
Commitments to fund additional advances (2)	31,843	—	31,843
Commitments to fund or purchase mortgage loans, net (3)	43,753	—	43,753
Unsettled CO bonds, at par	1,150	—	1,150

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $2,120 at December 31, 2018.

Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We monitor the creditworthiness of our standby letters of credit and lines of credit based on an evaluation of the financial condition of our members. In addition, commitments to extend credit are fully collateralized at the time of issuance. We have established parameters for the measurement, review, classification, and monitoring of credit risk related to these two products. Based on credit analyses performed by us as well as collateral requirements, we have not deemed it necessary to record any additional liability for these commitments. For more information, see Note 7 - Allowance for Credit Losses.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate us to fund or purchase mortgage loans are generally for periods not to exceed 91 days. Such commitments are reported as derivative assets or derivative liabilities at their estimated fair value and are reported net of participating interests sold to other FHLBanks.

Pledged Collateral. At December 31, 2018 and 2017, we had pledged cash collateral, at par, of $127,942 and $16,437, respectively, to counterparties and clearing agents. At December 31, 2018 and 2017, we had not pledged any securities as collateral.

Lease Commitments. Net rental and related costs for the years ended December 31, 2018, 2017, and 2016 totaled $521, $287, and $212, respectively. Total future minimum lease payments were $2,196 at December 31, 2018.

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

In 2010, we filed a complaint asserting claims against several entities for negligent misrepresentation and violations of state and federal securities law occurring in connection with the sale of private-label RMBS to us. In 2013, 2014 and 2015, we executed confidential settlement agreements with certain defendants in this litigation, pursuant to which we have dismissed pending claims against, and provided legal releases to, certain entities with respect to all applicable securities at issue in the litigation, in consideration of our receipt of cash payments from or on behalf of those defendants. We had previously dismissed all the complaint as to the other named defendants. As a result, all proceedings in the RMBS litigation we filed have been concluded. Cash settlement payments, net of legal fees and litigation expenses, totaled $407, $530, and $60 for the years ended December 31, 2018, 2017, and 2016, respectively, and were recorded in other income.

Additional discussion of other commitments and contingencies is provided in Note 5 - Advances; Note 6 - Mortgage Loans Held for Portfolio; Note 9 - Derivatives and Hedging Activities; Note 11 - Consolidated Obligations; Note 13 - Capital; and Note 17 - Estimated Fair Values.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 19 - Related Party and Other Transactions

Transactions with Related Parties. We are a cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. Former members (including certain non-members) are required to maintain their investment in our capital stock until their outstanding business transactions with us have matured or are paid off and their capital stock is redeemed in accordance with our capital plan and regulatory requirements. For more information, see Note 13 - Capital.

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of members in our Bank, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2018. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	December 31, 2018		December 31, 2017
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$43,315	2%	$40,564	2%
Advances	600,869	2%	588,108	2%

The par values at December 31, 2018 reflect changes in the composition of directors' financial institutions effective January 1, 2018, due to changes in our board membership resulting from the 2017 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2018	2017	2016
Net capital stock issuances (redemptions and repurchases)	$6,328	$3,912	$1,516
Net advances (repayments)	23,550	79,751	11,274
Mortgage loan purchases	40,038	33,274	38,728

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

	Years Ended December 31,
Loans to other FHLBanks	2018	2017	2016
Disbursements	$(400,000)	$(100,000)	$(300,000)
Principal repayments	400,000	100,000	300,000

There were no borrowings from other FHLBanks during the years ended December 31, 2018, 2017, or 2016. There were no loans to or borrowings from other FHLBanks outstanding at December 31, 2018 or 2017.

In December 2016, we agreed to sell a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to the FHLBank of Atlanta. Principal amounts settled in December 2016 totaled $72 million, and the remaining $18 million settled in January 2017.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in our statement of income.

GLOSSARY OF TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
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
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Supplementary Data

Supplementary unaudited financial data for each full quarter within the two years ended December 31, 2018 and 2017 are included in the tables below ($ amounts in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2018
Statement of Income	2018	2018	2018	2018	Total
Interest income	$323	$376	$420	$446	$1,565
Interest expense	253	306	347	371	1,277
Net interest income	70	70	73	75	288
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	70	70	73	75	288
Other income (loss)	6	31	(7)	(9)	21
Other expenses	22	24	23	23	92
Income before assessments	54	77	43	43	217
AHP assessments	6	8	4	4	22
Net income	$48	$69	$39	$39	$195

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2017
Statement of Income	2017	2017	2017	2017	Total
Interest income	$210	$243	$274	$289	$1,016
Interest expense	151	179	205	219	754
Net interest income	59	64	69	70	262
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	59	64	69	70	262
Other income (loss)	(3)	(4)	(3)	4	(6)
Other expenses	20	19	20	23	82
Income before assessments	36	41	46	51	174
AHP assessments	4	4	5	5	18
Net income	$32	$37	$41	$46	$156

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2018, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

Board of Directors

The Bank Act divides FHLBank directorships into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in their state. Independent directors are elected at-large by all the members in the FHLBank district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank.

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency Order issued June 6, 2018 provides that we have 17 seats on our board of directors for 2019, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2018 director elections, our board listed in its request for nominations certain desirable candidate financial and industry experiences, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

Finance Agency regulations require each FHLBank to develop, implement, and maintain policies and procedures to ensure, to the maximum extent possible in balance with financially safe and sound business practices, the consideration of minorities, women, and individuals with disabilities for employment, and consideration of minority-, women-, and disabled-owned businesses to be engaged for all business and activities. In particular, those policies and procedures shall (among other things) encourage the consideration of diversity in nominating or soliciting nominees for positions on our board of directors.

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

Each eligible institution may nominate representatives from member institutions in its state to serve as member directors. Only our shareholders may nominate and elect member directors. Our board of directors is not permitted to nominate or elect member directors, except to fill a vacancy for the remainder of an unexpired term or to fill a vacancy for which no nominations were received. With respect to member directors, no director, officer, employee, attorney or agent of our Bank (except in his or her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Finance Agency regulations do not require member institutions to communicate the reasons for their nominations, and we have no power to require them to do so.

Nomination of Independent Directors. Independent director nominees also must meet certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. Before nominating an individual for an independent directorship, other than for a public interest directorship, our board must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. The Bank Act and Finance Agency regulations prohibit an independent director from serving as a director, officer, or employee of a member of the FHLBank on whose board the director sits, or of a recipient of an advance from that FHLBank, or as an officer of any FHLBank, and would also prohibit the nomination or election as an independent director of an individual serving in such capacity.

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

Pursuant to the Bank Act and Finance Agency regulations, the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee. The application form is available on our website at www.fhlbi.com, by clicking on "Resources," "Corporate Governance" and "Board of Directors." Our members may also nominate independent director candidates. The conclusion that an independent director nominee may qualify to serve as a director is based upon the nominee's satisfaction of the regulatorily prescribed eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board then submits the slated independent director candidates to the Finance Agency for its review and comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

Nominating Committee. Our board of directors does not have a nominating committee with respect to member director positions because such nominations are provided by our members. As noted, our board, after review by the Executive/Governance Committee and consultation with our Affordable Housing Advisory Council, nominates candidates for independent director positions.

2018 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2018 was the fourth quarter election of two Michigan member directors and one Indiana member director. In 2018 the nomination of member directors was conducted electronically. Although our procedures permit voting electronically or by paper ballot, the 2018 voting by members was conducted electronically. No meeting of the members was held with regard to the election. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. The 2018 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Board of Directors Vacancies. If a vacancy occurs on an FHLBank's board of directors, the board, by a majority vote of the remaining directors, shall elect an individual to fill the unexpired term of office of the vacant directorship. Any individual so elected must satisfy all eligibility requirements of the Bank Act and Finance Agency regulations applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, the FHLBank must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility. The FHLBank must also verify the qualifications of any potential independent director. Before electing an independent director, the FHLBank must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board. Promptly following an election to fill a vacancy on the board, the FHLBank must send a notice to its members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and, for member directors, the voting state that the director represents.

Our directors are listed in the table below, including those who served in 2018 or serve as of March 8, 2019.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Dan L. Moore, Chair (1)	68	1/1/2011	12/31/2022	Member (IN)
James L. Logue, III Vice Chair (1)	66	4/24/2007	12/31/2021	Independent
Jonathan P. Bradford (2)	69	4/24/2007	12/31/2020	Independent
Ronald Brown	54	1/1/2018	12/31/2021	Member (IN)
Charlotte C. Decker	55	1/1/2017	12/31/2020	Independent
Robert M. Fisher	58	1/1/2019	12/31/2022	Member (MI)
Karen F. Gregerson	58	1/1/2013	12/31/2020	Member (IN)
Michael J. Hannigan, Jr.	74	4/24/2007	12/31/2021	Independent
Jeffrey G. Jackson	48	1/1/2019	12/31/2022	Member (MI)
Carl E. Liedholm	78	1/1/2009	12/31/2020	Independent
Robert D. Long	64	4/24/2007	12/31/2019	Independent
James D. MacPhee	71	1/1/2008	12/31/2018	Member (MI)
Michael J. Manica	70	1/1/2016	12/31/2019	Member (MI)
Larry W. Myers	60	1/1/2018	12/31/2021	Member (IN)
Christine Coady Narayanan (3)	55	1/1/2008	12/31/2019	Independent
John L. Skibski	54	1/1/2008	12/31/2019	Member (MI)
Thomas R. Sullivan	68	1/1/2011	12/31/2018	Member (MI)
Larry A. Swank	76	1/1/2009	12/31/2022	Independent
Ryan M. Warner	62	1/1/2017	12/31/2020	Member (IN)

(1)
Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 17, 2017, our board elected Mr. MacPhee as Chair and Mr. Moore as Vice Chair for 2018 and on November 16, 2018, elected Mr. Moore as Chair and Mr. Logue as Vice Chair for 2019-2020.

(2)	Public Interest Director designation, effective April 24, 2007, throughout current term.

(3)	Public Interest Director designation, effective May 15, 2014, throughout current term.

Each of our directors serves on one or more committees of our board. Committee assignments are made annually, based on board consensus, with input from the President - CEO. Committee assignments take into consideration several factors, including the committees’ responsibilities and needs, directors' preferences and expertise, the benefits of rotations in committee memberships, and balancing the committees' responsibilities among all directors. The following table presents the committees on which each director serves as of March 8, 2019 as well as whether the director is the chair (C), vice chair (VC), member (x), Ex-Officio member (EO), or alternate (A) of the respective committee.

Name	Executive / Governance	Finance/Budget	Affordable Housing	Human Resources	Audit	Risk Oversight	Technology
Dan L. Moore	C	EO	EO	EO	EO	EO	EO
James L. Logue III	VC		x				x
Jonathan P. Bradford	x	x	x
Ronald Brown		x	VC			x
Charlotte C. Decker				x		x	VC
Robert M. Fisher				x	x		x
Karen F. Gregerson	x					VC	C
Michael J. Hannigan, Jr.	x			VC			x
Jeffrey G. Jackson			x		x		x
Carl E. Liedholm		C	x			x
Robert D. Long				x	C		x
Michael J. Manica	x	VC				x
Larry W. Myers	A	x			x
Christine Coady Narayanan	x			C	x
John L. Skibski	x				x	C
Larry A. Swank	x	x	C
Ryan M. Warner		x		x	VC

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Dan L. Moore is the President and CEO of Home Bank SB in Martinsville, Indiana, and has served in that position since 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has also served as a director of Home Bank SB since 2000. He has been employed by Home Bank SB since 1978. Mr. Moore serves on the board of directors of Stability First, a not-for-profit organization in Martinsville, Indiana, established to address issues associated with the alleviation of poverty. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

James L. Logue III is the Chief Public Policy Officer of Cinnaire Corp., formerly Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since 2018. He was appointed as Chief Strategy Officer in 2016 after having served as Chief Operating Officer of Cinnaire since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 40 years' experience in affordable housing, finance, commercial real estate and economic development matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at HUD in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C. Mr. Logue holds a bachelor of arts degree from Kean College.

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

Robert M. Fisher is President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and has held that position since 2018. Prior to that, Mr. Fisher served as President - Chief Operating Officer of that bank since 2005. He also serves as the Vice Chair of that bank's board of directors. Mr. Fisher is chair of the board of Baldwin Family Health Care, a community healthcare program, and also chair of the board of education for the Walkerville, Michigan Public Schools. Mr. Fisher holds a bachelor of business leadership degree from Baker College.

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

Michael J. Hannigan, Jr. has been employed in mortgage banking and related businesses for more than 30 years. Currently, he is the President of The Hannigan Company, LLC, a real estate consulting company in Carmel, Indiana, and has held that position since 2007 when he formed the company. From 1986 to 2006, Mr. Hannigan was the Executive Vice President and a director of The Precedent Companies, Inc., a residential real estate company. Mr. Hannigan previously served as a Senior Vice President and director of Union Federal Savings Bank. During his career, Mr. Hannigan has served as a director and founding partner of several companies engaged in residential development, home building, private water utility service, industrial development, and private capital acquisition. Mr. Hannigan is a director and member of the Executive Committee of the Indiana Builders Association, a trade association. He holds a bachelor of business administration degree from the University of Notre Dame. He has previously served as Vice Chair of our board of directors and Vice Chair of the Council of FHLBanks.

Jeffrey G. Jackson has been an officer of Michigan State University Federal Credit Union, in East Lansing, Michigan, since 1997. He currently serves as Chief Lending Officer, and was appointed to that position in July 2015. Prior to that appointment, Mr. Jackson was Senior Vice President - Business Lending and Operations during 2015 and Vice President - Payment Systems and Support Services from 2012 through 2014. Mr. Jackson also serves on the boards of directors of Child and Family Charities and the Michigan Credit Union Foundation, both located in Lansing, Michigan. Mr. Jackson maintains his CPA designation. He holds a bachelor of business administration degree from the University of Michigan, and a masters of business administration degree from Michigan State University.

Carl E. Liedholm, PhD, is a Professor of Economics at Michigan State University in East Lansing, Michigan, and has held that position since 1965. In June 2018 he was appointed Professor Emeritus. He has taught graduate and post-graduate courses and presented seminars on international finance, banking and housing matters. Mr. Liedholm has over forty years of experience in generating and analyzing financial and other performance data from enterprises in over two dozen countries. Mr. Liedholm holds a bachelor of arts degree from Pomona College and a doctoral degree from the University of Michigan. He has published numerous books and monographs on economics and related matters.

Robert D. Long retired from KPMG LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Since December 2014, Mr. Long has been a member of the board, Chair of the Audit Committee and Audit Committee financial expert for Celadon Group, Inc., a transportation and logistics company. From 2010 to 2015, Mr. Long was a member of the board and Chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. From 2009 to 2014, Mr. Long was a member of the board and Chair of the Audit Committee for Schulman Associates Institutional Review Board, Inc., a company providing independent review services to pharmaceutical and clinical research companies. He holds a bachelor of science degree from Indiana University. The board of directors has determined that Mr. Long is an Audit Committee Financial Expert due primarily to his previous experience as an audit partner at a major public accounting firm and as the Audit Committee chair of multiple companies.

Michael J. Manica is the Executive Vice President and a director of United Community Financial Corporation, a bank holding company, and is President, CEO and director of its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held those positions since March 2014. Before his appointment as President and CEO, Mr. Manica had served as President and Chief Operating Officer and director since 2000. His career with United Bank of Michigan began in 1980. He was previously employed at the FDIC. Mr. Manica is the immediate past Chair of the Michigan Bankers Association. He holds a bachelor of arts degree from the University of Michigan and completed the Graduate School of Banking program at the University of Wisconsin.

Larry W. Myers is the President and CEO of First Savings Financial Group, Inc., a bank holding company, and its banking subsidiary, First Savings Bank in Clarksville, Indiana, and has held those positions since 2009 and 2007, respectively. Previously he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 35 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as Chair of the Indiana Bankers Association, and currently serves on the FHLBank Committee of the American Bankers Association. Mr. Myers holds a bachelor of science degree and a masters of business administration degree, both from the University of Kentucky. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

Christine Coady Narayanan is the President and CEO of Opportunity Resource Fund, a U.S. Treasury certified CDFI with offices in Lansing, Grand Rapids, and Detroit, Michigan, having served in that position since October 2004. Opportunity Resource Fund is a non-profit CDFI that provides social impact investment opportunities for individuals and corporations throughout Michigan and engages in lending for affordable housing and community development purposes. As such, Opportunity Resource Fund is licensed and regulated by the Michigan Department of Insurance and Financial Services. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997 to 2004. She holds an associate degree from Lansing Community College and a bachelor of arts degree from Spring Arbor University. Ms. Narayanan is a graduate of the National Internship in Community Economic Development and Michigan Municipal League's Elected Officials Academy and has completed certification through the Indiana University Center of Philanthropy.

John L. Skibski is a member of the board of directors of Sturgis Bank & Trust Company, in Sturgis, Michigan, and was appointed to that position effective February 25, 2019. Mr. Skibski also serves as the Executive Vice President and Chief Financial Officer of MBT Financial Corp., a NASDAQ-listed bank holding company located in Monroe, Michigan, and Monroe Bank and Trust, its banking subsidiary. Mr. Skibski has held those positions since 2004, and has been a director of both companies since 2008. Mr. Skibski has over 30 years' experience in banking in various financial controls capacities. He holds a bachelor of business administration degree and a master of business administration degree from the University of Toledo. The board of directors has determined that Mr. Skibski is an Audit Committee Financial Expert due primarily to his extensive experience as Chief Financial Officer of a publicly-traded financial institution.

Larry A. Swank is Founder, CEO and Chair of Sterling Group, Inc. and affiliated companies in Mishawaka, Indiana. Mr. Swank has served as Chair and CEO of Sterling Group, Inc. since 1976, and served as its President until July 2012. The principal business of that company and its affiliates involves the acquisition, development, construction and management of multi-family housing and storage units. Mr. Swank's company manages 53 properties in 15 states. Mr. Swank has served as a director of the National Association of Home Builders since 1997 and was a member of its Executive Board from 1997 to 2012. He has served as Chair of that association's Housing Finance Committee on three separate occasions.

Ryan M. Warner is President and a director of Bippus State Bank in Huntington, Indiana. Mr. Warner has held these positions since 1987, and has been employed by Bippus State Bank since 1977. Mr. Warner is a member of the Huntington County Economic Development board of directors, having previously served as its President and Treasurer. Mr. Warner received an associate degree in accounting from International Business College, and completed the Graduate School of Banking program at the University of Wisconsin. The board of directors has determined that Mr. Warner is an Audit Committee Financial Expert due primarily to his extensive experience as President and director of a financial institution.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors as of December 31, 2018:

Robert D. Long, Chair, independent director
Ryan M. Warner, Vice Chair
Michael J. Manica
Larry W. Myers
Christine Coady Narayanan, independent director
John L. Skibski
James D. MacPhee, Ex-Officio Voting Member

Our board has determined that Mr. Long and Ms. Narayanan are "independent" under the New York Stock Exchange rules definition, and has further determined that no member director may qualify as "independent" under that definition due to the cooperative ownership structure of our Bank by its member institutions. For further discussion about the board's analysis of director independence, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Bank Act requires the FHLBanks to comply with the substantive audit committee director independence rules applicable to issuers of securities registered under the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions presently meet this safe harbor.

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on March 23, 2018. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in any investigation.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. During 2018, the Audit Committee met 12 times and, among other matters, also:

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

The Bank is one of 11 regional FHLBanks across the United States which, along with the Office of Finance, compose the FHLBank System. Each FHLBank operates as a separate entity with its own management, employees, and board of directors, and each is regulated by the Finance Agency. The Office of Finance has responsibility for the issuance of consolidated obligations on behalf of the FHLBanks, and for publishing combined financial reports of the FHLBanks. Accordingly, the FHLBank System has determined that it is optimal to have the same independent audit firm to coordinate and perform the separate audits of the financial statements of each FHLBank and the FHLBanks' combined financial reports. The FHLBanks and the Office of Finance cooperate in selecting and evaluating the performance of the independent auditor, but the responsibility for the appointment of and oversight of the independent auditor remains solely with the audit committee of each FHLBank and the Office of Finance.

PricewaterhouseCoopers ("PwC") has been the independent auditor for the FHLBank System and the Bank since 1990. The Audit Committee engages in thorough evaluations each year when appointing an independent auditor. In connection with the appointment of the Bank's independent auditor, the Audit Committee's evaluation included consultation with the Audit Committees of the other FHLBanks and the Office of Finance. In the course of these evaluations, the Audit Committee considers, among other factors:

•	an analysis of the risks and benefits of retaining the same firm as independent auditor versus engaging a different firm, including consideration of:

◦	PwC engagement audit partner, engagement quality review partner and audit team rotation;

◦	PwC's tenure as our independent auditor;

◦	benefits associated with engaging a different firm as independent auditor; and

◦	potential disruption and risks associated with changing the Bank's auditor;

•	PwC's familiarity with our operations and businesses, accounting policies and practices and internal control over financial reporting;

•	PwC's historical and recent performance of our audit, including feedback from Bank management as to PwC's service and quality;

•	an analysis of PwC's known legal risks and significant proceedings;

•	both engagement and external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board audit quality inspection reports on PwC and its peer firms;

•	the appropriateness of PwC's fees, on both an absolute basis and as compared to fees charged to other banks both within and beyond the FHLBank System and trends therein; and

•	the diversity of PwC's ownership and staff assigned to the engagement.

The Audit Committee reviews and approves the amount of fees paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence and there are no other matters which cause the Committee to believe PwC is not independent. Based on its evaluation and review, the Audit Committee appointed PwC as our independent registered public accounting firm for the year ended December 31, 2018.

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

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent registered public accounting firm is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of our Chief Internal Audit Officer ("CIAO"), who reports to the Audit Committee.

The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee has certain other responsibilities with respect to the internal audit function, including facilitation of independent, direct communications between the board and our internal auditors. The Audit Committee also reviews the scope of internal audit services required, internal audit findings, and management responses. In addition, the Audit Committee is responsible for the selection, compensation, performance evaluation and independence of the CIAO, who may be removed only with the Audit Committee’s approval. The Audit Committee also approves the incentive compensation plans and awards for internal audit employees; the charter for the internal audit department; and the staffing, budget, and risk-based internal audit plan.

Prior to their issuance, the Audit Committee reviews and discusses the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with management, our internal auditors and PwC. The Audit Committee also oversees our internal auditors' review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective audits; their views regarding the appropriateness of management's estimates, judgments, selection of accounting policies, and systems of internal controls; and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the SEC.

The 2019 Audit Committee is comprised of the following directors as of March 8, 2019:

Robert D. Long, Chair, independent director
Ryan M. Warner, Vice Chair
Robert M. Fisher
Jeffrey G. Jackson
Larry W. Myers
Christine Coady Narayanan, independent director
John L. Skibski
Dan L. Moore, Ex-Officio Voting Member

Audit Committee Financial Experts.

Our board of directors has determined that Mr. Long, Mr. Myers, Mr. Skibski and Mr. Warner are Audit Committee Financial Experts under SEC rules. For information concerning these directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

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

Name	Age	Position
Cindy L. Konich (1)	62	President - Chief Executive Officer ("CEO")
William D. Miller (2)	61	Executive Vice President - Chief Risk and Compliance Officer ("CRCO")
Deron J. Streitenberger (3)	51	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare (4)	65	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (5)	54	Senior Vice President - Treasurer
Jonathan W. Griffin (6)	48	Senior Vice President - Chief Business Development Officer
Mary M. Kleiman (7)	59	Senior Vice President - General Counsel
Gregory J. McKee (8)	45	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (9)	62	Senior Vice President - Chief Accounting Officer ("CAO")
Kania D. Lottie (10)	37	First Vice President - Director of Human Resources and Diversity & Inclusion (Ethics Officer)

(1)	Ms. Konich was appointed by our board of directors to serve as President - CEO in July 2013. Ms. Konich holds an MBA and is a CPA.

(2)
Mr. Miller was promoted to Executive Vice President - Chief Risk Officer effective January 2017, after having been appointed by our board of directors as Senior Vice President - Chief Risk Officer in February 2014. In November 2018, Mr. Miller was appointed by the board to the additional position of Chief Compliance Officer. Mr. Miller was named First Vice President - Chief Capital Markets Officer in May 2013. Mr. Miller holds an MBA.

(3)
Mr. Streitenberger was promoted to Executive Vice President - CBOO effective January 2019, after having been appointed by our board of directors as Senior Vice President - CBOO in November 2015. Prior to that, he was appointed as Senior Vice President - Chief Information / MPP Operations Officer, in February 2015. He was previously promoted to Senior Vice President - Chief Information Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Chief Information Officer in June 2013. Mr. Streitenberger holds an MBA.

(4)
Mr. Teare was promoted to Executive Vice President - CFO effective January 2017, after having been appointed by our board of directors as Senior Vice President - CFO in February 2015. He was previously appointed by our board of directors as Senior Vice President - Chief Banking Officer in September 2008. Mr. Teare holds an MBA.

(5)
Mr. Brandt was appointed by our board of directors as Senior Vice President - Treasurer effective January 2016. Previously, Mr. Brandt was Vice President and Senior Manager - Liquidity and Funding at BMO Harris Bank from July 2015 to December 2015. Prior to that, he was Managing Principal of North Center Management Partners LLC from December 2014 to July 2015. Mr. Brandt also served as Vice President - Finance at Metropolitan Capital Bank & Trust and Metropolitan Capital Investment Banc, Inc. from September 2013 to November 2014. Mr. Brandt holds an MBA.

(6)
Mr. Griffin was appointed Senior Vice President - Chief Business Development Officer in June 2018, after serving as Senior Vice President - Chief Marketing Officer from 2017 to 2018. Mr. Griffin was promoted by our board of directors to Senior Vice President - Chief Credit and Marketing Officer effective January 2015, after having been appointed by our board of directors as First Vice President - Chief Credit and Marketing Officer in September 2011. Mr. Griffin holds an MBA and is a CFA.

(7)
Ms. Kleiman was appointed by our board of directors as Senior Vice President - General Counsel in May 2015. Before joining our Bank, Ms. Kleiman was Associate General Counsel of Anthem, Inc. from 2009 to May 2015. She holds a JD and is licensed to practice law in the State of Indiana. Effective November 8, 2018, Ms. Kleiman no longer served as an Executive Officer of our Bank, and her employment at the Bank ended as of January 4, 2019.

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

(10)
Ms. Lottie was appointed by our board of directors as First Vice President - Director of Human Resources and Diversity and Inclusion in November 2018, after having been promoted to First Vice President - Director of Human Resources effective January 2018. Ms. Lottie was appointed Vice President - Director of Human Resources effective January 2016 after having served as Vice President - Director of Human Resources and Administration & Corporate Secretary since May 2015 and as Vice President - Associate General Counsel & Corporate Secretary since January 2014. Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for fiscal year 2018.

As of December 31, 2018, the HR Committee was comprised of the following directors:

Christine Coady Narayanan, Chair
Michael J. Hannigan, Jr., Vice Chair
Karen F. Gregerson
James L. Logue III
Robert D. Long
Thomas R. Sullivan
Ryan M. Warner
James D. MacPhee, Ex-Officio Voting Member

The HR Committee is comprised of the following directors as of March 8, 2019:

Christine Coady Narayanan, Chair
Michael J. Hannigan, Jr., Vice Chair
Charlotte C. Decker
Robert M. Fisher
Robert D. Long
Ryan M. Warner
Dan L. Moore, Ex-Officio Voting Member

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for the last completed fiscal year consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, and (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of the last completed fiscal year. The following persons were our NEOs for the period covered by this Compensation Discussion and Analysis (2018).

NEO	Title
Cindy L. Konich	President - Chief Executive Officer ("CEO") - PEO
Gregory L. Teare	Executive Vice President - Chief Financial Officer ("CFO") - PFO
William D. Miller	Executive Vice President - Chief Risk and Compliance Officer ("CRCO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")
Deron J. Streitenberger	Executive Vice President - Chief Business Operations Officer ("CBOO")

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (five times in 2018) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (seven times in 2018) and reports its recommendations to the board.

Regulation of Executive Compensation.

Bank Act and Finance Agency Executive Compensation Rule. Because we are a GSE, our executive compensation programs are subject to regulation by the Finance Agency. The Safety and Soundness Act and the Finance Agency's rule on executive compensation ("Executive Compensation Rule") provide the Director with the authority to prevent the FHLBanks from paying compensation to executive officers that is not "reasonable and comparable" to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. While the Safety and Soundness Act and the Executive Compensation Rule prohibit the Director from setting specific levels or ranges of compensation for FHLBank executive officers, the Executive Compensation Rule does authorize the Director to identify relevant factors for determining whether executive compensation is reasonable and comparable. Such factors include but are not limited to: (i) duties and responsibilities of the position; (ii) compensation factors that indicate added or diminished risks, constraints, or aids in carrying out the responsibilities of the position; and (iii) performance of the executive officer's institution, the specific executive officer, or one of the institution's significant components with respect to achievement of goals, consistency with supervisory guidance and internal rules of the entity, and compliance with applicable law and regulation. We have incorporated these factors into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

Pursuant to the Executive Compensation Rule, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks' executive officers. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days' advance notice to the Finance Agency of any arrangement that provides for incentive awards to executive officers. Under the supervision of our board of directors, we provide this information to the Finance Agency as required.

Finance Agency Advisory Bulletin 2009-AB-02. Finance Agency Advisory Bulletin 2009-AB-02 sets forth certain principles for executive compensation practices to which each FHLBank and the Office of Finance should adhere in setting executive compensation. These principles consist of the following:

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

In evaluating an FHLBank's compensation, the Director will consider the extent to which an executive's compensation is consistent with these advisory bulletin principles. We have incorporated these principles into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

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

Our current compensation policies and practices address certain requirements of the proposed rule, including:

•	prohibiting excessive compensation to covered persons;

•	prohibiting incentive compensation that encourages inappropriate risks, which could lead to material financial loss;

•	requiring mandatory deferrals of 50% of incentive compensation over three years for certain executive officers;

•	requiring reports to the Finance Agency describing the structure of our incentive-based compensation arrangements for covered persons; and

•	compensation design to help ensure compliance with the requirements and prohibitions of the rules.

Finance Agency Rule on Golden Parachute Payments. The Finance Agency's rule on golden parachute payments ("Golden Parachute Rule") sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person's employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition, or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. The golden parachute provisions in our benefit plans comply with the Golden Parachute Rule.

Compensation Philosophy and Objectives. In 2018, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages responsible growth and prudent risk-taking while delivering a competitive pay package.

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

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our Bank-wide short-term and long-term business objectives and focus executives' efforts on fulfilling these objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors. The President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends, for approval by the board, the percentage of salary increases that will apply to merit, promotional and equity increases for each year's budget. The benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual incentive awards and the deferred incentive awards for the board's review and approval.

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors and most recently reviewed by the board as of March 23, 2018 and January 25, 2019, respectively. Those charters are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last eight years, McLagan Partners, Inc. ("McLagan"), an Aon company, was engaged by Bank management to work with the HR Committee to evaluate and update our salary and benefit benchmarks for certain positions, including the NEOs' positions, in our Bank. Many other FHLBanks engage McLagan for the same or similar compensation-related services.

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

The following institutions are in the Primary Competitor Group, as determined for 2018 compensation decisions.

AIB	Federal Reserve Bank of Minneapolis
Ally Financial Inc.	Federal Reserve Bank of New York
Associated Bank	Federal Reserve Bank of Richmond
Australia & New Zealand Banking Group	Federal Reserve Bank of San Francisco
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of St Louis
Banco Itaú Unibanco	Fifth Third Bank
Bank Hapoalim	First Citizens Bank
Bank of America Merrill Lynch	First Republic Bank
Bank of New York Mellon	First Tennessee Bank/ First Horizon
Bank of Nova Scotia	FNB Omaha
Bank of the West	Freddie Mac
Bayerische Landesbank	GE Capital
BBVA Compass	Hancock Bank
BMO Financial Group	HSBC
BNP Paribas	Huntington Bancshares, Inc.
BOK Financial Corporation	ICBC Financial Services
Branch Banking & Trust Co.	ING
Brown Brothers Harriman	Intesa Sanpaolo
Capital One	Investors Bancorp, Inc
Charles Schwab & Co.	JP Morgan Chase
China Construction Bank	KBC Bank
CIBC World Markets	KeyCorp
CIT Group	Landesbank Baden-Wuerttemberg
Citigroup	Lloyds Banking Group
Citizens Financial Group	M&T Bank Corporation
City National Bank	Macquarie Bank
Comerica	MB Financial Bank
Commerce Bank	MUFG Bank, Ltd.
Commerzbank	MUFG Securities
Commonwealth Bank of Australia	National Australia Bank
Crédit Agricole CIB	Natixis
Credit Industriel et Commercial – N.Y.	New York Community Bank
Cullen Frost Bankers, Inc.	Nord/LB
DBS Bank	Nordea Bank
DZ Bank	Northern Trust Corporation PacWest Bancorp
East West Bancorp	People's United Bank, National Assoc PNC Bank
Fannie Mae	Popular Community Bank Rabobank
Federal Home Loan Bank of Atlanta	Regions Financial Corporation Royal Bank of Canada
Federal Home Loan Bank of Boston	Royal Bank of Scotland Group Santander Bank, NA Signature Bank - NY
Federal Home Loan Bank of Chicago	Societe Generale Standard Chartered Bank State Street Corporation Sterling National Bank
Federal Home Loan Bank of Cincinnati	Sumitomo Mitsui Banking Corporation Sumitomo Mitsui Trust Bank SunTrust Banks
Federal Home Loan Bank of Dallas	SVB Financial Group Synchrony Financial Synovus
Federal Home Loan Bank of Des Moines	TD Ameritrade TD Securities
Federal Home Loan Bank of New York	Texas Capital Bank The PrivateBank
Federal Home Loan Bank of Pittsburgh	U.S. Bancorp
Federal Home Loan Bank of San Francisco	UMB Financial Corporation Umpqua Holding Corporation UniCredit Bank AG
Federal Home Loan Bank of Topeka	Valley National Bank
Federal Reserve Bank of Atlanta	Webster Bank
Federal Reserve Bank of Boston	Wells Fargo Bank
Federal Reserve Bank of Cleveland	Westpac Banking Corporation
Federal Reserve Bank of Kansas City	Zions Bancorporation Norinchukin Bank, New York Branch

The following institutions are in the Secondary Competitor Group, as determined for 2018 compensation decisions.

Banc of California Inc.	Hilltop Holdings Inc.
BancorpSouth Bank	Home BancShares Inc.
Bank of Hawaii Corp.	Hope Bancorp, Inc.
Berkshire Hills Bancorp Inc.	International Bancshares Corp.
Cathay General Bancorp	Old National Bancorp
Chemical Financial Corp.	Simmons First National Corp.
Columbia Banking System Inc.	South State Corporation
Community Bank System Inc.	Trustmark Corp.
FCB Financial Holdings Inc.	United Bankshares Inc.
First Interstate BancSystem	United Community Banks Inc.
First Midwest Bancorp Inc.	Washington Federal Inc.
Great Western Bancorp

Role of the Named Executive Officers in the Compensation Process. The NEOs may assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by management, the board or the HR Committee. The Human Resources Director assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the President - CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board. Senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the Finance/Budget Committee and by the board when establishing the goals and anticipated payout terms for the incentive compensation plan. The CRCO oversees the Enterprise Risk Management ("ERM") department's review, from a risk perspective, of the incentive compensation plan's risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee and the Executive/Governance Committee review our policies and practices of compensating our employees, including non-executive officers, and have determined that none of these policies or practices result in any risk that is reasonably likely to have a material adverse effect on our Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features that operate to mitigate risk and reduce the likelihood of employees taking excessive risks relating to the compensation-related aspects of their duties. In addition, the material plans and programs operate within a strong governance, review and regulatory structure that serves and supports risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2018 consisted of:

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

Base Salaries. Unless otherwise described, the term "base salary" as used in this Item 11 refers to an individual's annual salary, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. We recruit and desire to retain senior management from national markets. Consequently, the cost of living in Indiana is not a direct factor in determining base salary. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with those in the Competitor Groups.

The President - CEO's base salary is established annually by the board after review and recommendation by the Executive/Governance Committee. Our board has concluded that the level of scrutiny to which the base salary determination for the President - CEO is subjected is appropriate in light of the nature of the position and the extent to which she is responsible for the overall performance of our Bank. In setting the President - CEO's base salary, the Executive/Governance Committee and the board have discretion to consider a wide range of factors, including the overall performance of our Bank, the President - CEO's individual performance, her tenure, and the amount of her base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Although a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and the board also consider the amount and relative percentage of the President - CEO's total compensation that is derived from her base salary. In light of the variety of factors that are considered, the Executive/Governance Committee and the board have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and the board consider all the factors as a whole, including data and recommendations from McLagan.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the President - CEO, who has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the President - CEO also considers the amounts and relative percentages of the NEOs' total compensation that are derived from their base salaries, including data and recommendations from McLagan.

The NEOs' base salaries for 2018 were effective December 25, 2017 and are presented in the Summary Compensation Table.

In September 2017, the HR Committee recommended and the board of directors approved for the 2018 salary budget (i) merit and market-based increases averaging 3.0% of annual base salaries for all employees and (ii) promotional and equity adjustments averaging an additional 1.5% of annual base salaries. These approved amounts were incorporated into our 2018 operating budget as recommended by our Finance/Budget Committee and approved by our board of directors in November 2017. NEO base salary increases above 3% for 2018 were not taken from the pool of merit and market-based increases approved by the board for 2018.

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

The board of directors adopted an incentive compensation plan effective January 1, 2012 ("Incentive Plan"). The Incentive Plan is a cash-based plan that provides award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any employee hired before October 1 of a calendar year becomes a "Participant" in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's President - CEO, an EVP or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with us containing certain non-solicitation and non-disclosure provisions.

Under the Incentive Plan, performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards for Level I Participants (including the NEOs), which may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for other Level II Participants (Annual Awards only). The board may adjust the performance goals to ensure the purposes of the Plan are served, but made no such adjustments during 2016, 2017 or 2018.

Under the Incentive Plan, the board establishes a maximum award for eligible Participants before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's annual earned base salary or wages for hours worked.

With respect to the NEOs' Annual Awards and Deferred Awards, the Incentive Plan provides that 50% of an Award to a Level I Participant will become earned and vested on the last day of the Performance Period, subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for each year of the period and, subject to certain limited exceptions, active employment on the last day of such period. The remaining 50% of an award to a Level I Participant will become earned and vested on the last day of the Deferral Performance Period, subject to the same conditions during such period, and further subject to the achievement during the Deferral Performance Period of additional performance goals relating to our profitability, retained earnings, prudential management objectives and certain other conditions described below. Depending on our performance during the Deferral Performance Period, the final award (i.e., the amount of the earned and vested Deferred Award ultimately paid to the Participant) will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award. The level of achievement of those additional goals could thereby cause an increase or decrease to the Deferred Awards.

2018 Annual Award (Paid in 2019). The table below presents the incentive opportunity percentages of earned base salary for Level I Participants for the 2018 Performance Period.

	Total Incentive as % of Compensation			Total Incentive Earned and Vested at Year-End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

On January 19, 2018, the board of directors established Annual Award Performance Goals for 2018 for Level I Participants relating to specific mission goals for profitability, member activity, ERM, minority and women inclusion, and operational risk. The weights and specific achievement levels for each 2018 mission goal are presented below.

2018 Mission Goals	Weighted Value (1)	Weighted Value (ERM)	Performance Levels			Actual Result	Achievement Percentage (Interpolated)	Weighted Average Achievement	Weighted Average Achievement (ERM)
			Threshold	Target	Maximum
Profitability (2)	20%	15%	422 bps	578 bps	663 bps	>target	97.65%	19.53%	14.65%
Member Activity
A. Member Advances Growth (3)	20%	10%	0%	1.38%	3.15%	maximum	100%	20%	10%
B. Member Education and Outreach (4)	15%	15%	10 events	14 events	18 events	maximum	100%	15%	15%
C. Increase in MPP Portfolio (5)	5%	5%	Net Growth of $0	Net Growth of $635 MM	Net Growth of $800 MM	maximum	100%	5%	5%
D. CIP Advances Originated (6)	10%	5%	$50MM	$100MM	$150MM	maximum	100%	10%	5%
ERM Objectives (7)	10%	30%	Achieve One ERM Objective	Achieve Two ERM Objectives	Achieve Three ERM Objectives	maximum	100%	10%	30%
Minority and Women Inclusion - Portion of 2018 Vendor Spend with Qualifying Vendors (8)	10%	10%	12%	15%	18%	maximum	100%	10%	10%
Operational Risk Objective - End-User Computing Inventory System of Record (9)	10%	10%	After the end of the Third Quarter and on or before the end of the Fourth Quarter	After the end of the Second Quarter and on or before the end of the Third Quarter	On or before the end of the Second Quarter	maximum	100%	10%	10%
Total	100%	100%						99.53%	99.65%

(1)	For all Level I Participants, excluding those in ERM.

(2)
For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of the related AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the related AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This goal assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law. The performance levels reflect a technical correction made by the board of directors on January 25, 2019 to increase the Threshold, Target, and Maximum by seven bps.

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

The amounts earned under the 2018 Incentive Plan for the Annual Award Performance Period are shown below and in the Non-Equity Incentive Plan Compensation table.

NEO	Base Salary	Maximum Achievement (Annual Award)	Weighted Average Achievement	Annual Award
Cindy L. Konich (1)	$887,614	50%	99.62%	$442,121
Gregory L. Teare	430,586	40%	99.53%	171,425
William D. Miller	365,898	40%	99.65%	145,847
K. Lowell Short, Jr.	325,546	35%	99.53%	113,406
Deron J. Streitenberger	340,574	35%	99.53%	118,641

(1)	The weighted average achievement for Ms. Konich differs from that of Mr. Teare, Mr. Short, and Mr. Streitenberger due to interpolation.

2015 Deferred Award (Paid in 2019). Under the Incentive Plan, 50% of each Level I Participant's 2015 Award ("2015 Deferred Award") was deferred for a three-year period that ended December 31, 2018 ("2016-2018 Deferral Performance Period"). The 2015 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2016-2018 Deferral Performance Period and certain other conditions. The performance goals for the 2016-2018 Deferral Performance Period Award are the same as those established for the 2015-2017 Deferral Performance Period. The following table presents the performance goals for the 2015 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2016-2018 Mission Goals	Weighted Value (1)	Performance Levels			Actual Result	Achievement %	Weighted Average Achievement
		Threshold (2)	Target (2)	Maximum (2)
Profitability (3)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (4)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Standards	30%	Achieve 2 Prudential Standards	(a)	Achieve all 3 Prudential Standards	maximum	125%	37%
Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2016 through 2018.
Without Board pre-approval, do not purchase more than $2.5 billion of conventional AMA assets per plan year.
Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

(1)	For Level I Participants.

(2)
Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.

(3)
For purposes of this goal, profitability is defined as the Bank's profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period advance prepayments and debt extinguishments, net of the related AHP assessment, (ii) to exclude mark-to-market adjustments and certain other effects from derivatives and hedging activities, net of the related AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate, as defined above, as a percentage of average total regulatory capital stock (B1weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This goal assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law. Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.

(4)
Total retained earnings divided by mortgage assets, measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation will be the simple average of 36 month-end calculations.

(a)	There is no target level for this goal.

Each NEO received at least the minimum required performance rating for each year of the 2016-2018 Deferral Performance Period and each was employed by the Bank on the last day of the 2016-2018 Deferral Performance Period, thereby satisfying the two remaining conditions for payment of the 2015 Deferred Award.

The following table presents the payouts to the NEOs by applying the achievement levels described above to the performance goals in the 2015 Deferred Award. These payouts are also shown in the Non-Equity Incentive Plan Compensation table.

2015 Incentive Plan - 2016-2018 Performance Period

NEO	Total Award for 2015	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award
Cindy L. Konich	$560,710	50%	$280,355	125%	$350,444
Gregory L. Teare	195,094	50%	97,547	125%	121,933
William D. Miller	175,260	50%	87,630	125%	109,537
K. Lowell Short, Jr.	167,788	50%	83,894	125%	104,868
Deron J. Streitenberger	168,682	50%	84,341	125%	105,426

Other Incentive Plan Provisions. The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period may result in the forfeiture of the Participant's award. However, the Incentive Plan recognizes certain exceptions to this general rule if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award or Deferred Awards generally will be treated as earned and vested, and will be calculated using certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period. Payment may be accelerated if the Participant dies or becomes "Disabled" while an employee of the Bank, or if the termination is without "Cause" due to a "Reduction in Force".

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

Retirement Benefits. We maintain a comprehensive retirement program for our NEOs. During 2018, we provided qualified (DB Plan) and non-qualified (SERP) defined benefit plans and qualified (DC Plan) and non-qualified (SETP) defined contribution plans to certain of our NEOs. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Services ("IRS"), which was $275,000 in 2018. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2018 was $220,000, payable as a single life annuity at normal retirement age.

In connection with the DB Plan, the board of directors established a non-qualified plan, the SERP, in 1993 in response to federal legislation that imposes restrictions on the retirement benefits otherwise earned by certain management or highly-compensated employees. The SERP is an extension of our retirement commitment to the NEO participants and certain other employees as highly-compensated employees. The SERP was frozen effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to IRC Section 409A requirements. The 2005 SERP restores the full pension benefits of NEO participants and certain other employees under the DB Plan that would otherwise be limited by IRS regulations regarding compensation, years of service or benefits payable. The DB Plan and 2005 SERP provide benefits based on a combination of a participant's length of service, age and annual compensation. In determining whether a participant is entitled to a restoration of retirement benefits, the 2005 SERP utilizes the identical benefit formula applicable to the DB Plan. Benefits payable under the 2005 SERP are reduced by (among other things) benefit amounts that would have been payable under the Frozen SERP, calculated as if the participant in the Frozen SERP had terminated employment on December 31, 2004.

Our board of directors amended the DB Plan, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 (including one NEO) were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 (including two NEOs) are enrolled in the amended DB Plan ("Amended DB Plan"). Thus, as shown below in the Pension Benefits Table, as of December 31, 2018, three NEOs participate in either the Grandfathered DB Plan or the Amended DB Plan and are eligible to participate in the 2005 SERP.

During 2010, our board of directors discontinued eligibility in the Amended DB Plan for new employees. As a result, no employee hired on or after February 1, 2010 (including two NEOs) is enrolled in that plan, while participants in the Grandfathered DB Plan or Amended DB Plan as of January 31, 2010 continue to be eligible for the Grandfathered DB Plan or Amended DB Plan (and, as applicable, the 2005 SERP) and accrue benefits thereunder until termination of employment.

The following sections describe the differences in the benefits provided under these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008.

Sample High 3-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	30	35
$1,200,000	$900,000	$1,050,000
1,300,000	975,000	1,137,500
1,400,000	1,050,000	1,225,000
1,500,000	1,125,000	1,312,500
1,600,000	1,200,000	1,400,000

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

Sample High 5-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20
$400,000	$90,000	$120,000
500,000	112,500	150,000
600,000	135,000	180,000
700,000	157,500	210,000

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

The following table sets forth a comparison of the Grandfathered DB Plan and the Amended DB Plan.

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	Amended DB Plan (All Employees Hired between July 1, 2008 and January 31, 2010)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66	None
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65:
(i) Rule of 70	1.5% Per Year	3.0% Per Year
(ii) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

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

•
Retirement benefits from the 2005 SERP may be paid in the form of a lump sum payment, or annual installments up to 20 years, or a combination of lump sum and annual payments. The benefits due from the 2005 SERP are paid out of a grantor trust that we have established or out of our general assets. The assets of the grantor trust are subject to the claims of our general creditors.

DC Plan and SETP. All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan, a retirement savings plan qualified under IRC Section 401(k). The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base pay that the participant contributes.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2018 an employee could contribute up to $18,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,000 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $55,000 per year ($60,000 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2018, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $275,000 of annual compensation could have been taken into account in computing eligible compensation in 2018. The amount deferred on a pre-tax basis will be taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan accounts into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

The DC Plan also permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the previous paragraph. All Bank contributions will be allocated to the participant's safe-harbor 401(k) account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. In addition, the DC Plan permits in-plan Roth conversions, which allow participants to convert certain vested contributions into Roth contributions, similar to a Roth Individual Retirement Account conversion.

In November 2017, the board of directors approved an amendment to the DC Plan, effective January 1, 2018, to establish an employer-funded non-elective contribution ("NEC") program. This plan amendment ("NEC Amendment") provides an additional employer-funded benefit for certain DC Plan participants, including two of our NEOs, who were hired on or after February 1, 2010 and therefore do not participate in the Grandfathered DB Plan or the Amended DB Plan. Under the NEC Amendment, the Bank will make an additional NEC of 4% of base pay per year to the DC Plan account of each employee who is eligible to participate in the DC Plan and does not participate in the DB Plan. The NEC Amendment establishes a vesting schedule for NECs based on an employee's years of service at the Bank. Partial vesting begins when an eligible employee has attained at least two years of service. Eligible employees become fully vested in their NECs when they have attained five years of service. Both NEOs that participate in the NEC program are fully vested.

In November 2015, the board of directors established the SETP effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation in addition to their DC Plan deferrals. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer matching contributions based upon the amount of the participant's deferral and compensation.

Any Bank employee who is a participant in the DC Plan is, upon approval by the board of directors, eligible to become a participant in the SETP. Each DC Plan participant who is an officer with a title of First Vice President or a higher officer level (which includes all NEOs) is automatically eligible to become a SETP participant. We intend that the SETP constitute a deferred compensation arrangement that complies with IRC Section 409A regulations. The SETP permits a participant to elect to have all or a portion of his or her base salary and/or annual incentive plan payment withheld and credited to the participant's deferral contribution account. The SETP provides that, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, as if the participant did not participate in the SETP and without regard to benefit or compensation limits imposed by the IRC. The plan permits participants to self-direct the investment of their deferred contribution account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. The benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets.  The assets of the grantor trust are subject to the claims of our general creditors.  The trust will be maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make SETP benefit payments in the future. Any rights created under the SETP are unsecured contractual rights against the Bank.

The DB Plan, the 2005 SERP, the DC Plan and the SETP have all been amended and restated from time to time to comply with changes in laws and IRS regulations and to modify other benefit features.

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

The following table lists the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2018, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$21,060	52	$931,996	$953,056
Gregory L. Teare	11	13,530	44	386,210	399,740
William D. Miller	8	4,504	32	245,440	249,944
K. Lowell Short, Jr.	10	12,300	40	260,440	272,740
Deron J. Streitenberger	6	10,530	24	174,480	185,010

The amounts listed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These payments and benefits include:

•	accrued salary and vacation pay;

•	distribution of benefits under the DB Plan; and

•	distribution of plan balances under the DC Plan.

Similarly, the amounts listed above also do not include payments from the SERP or the SETP. Amounts payable from the SERP may be found in the Pension Benefits Table. Account balances for the SETP may be found in the Non-Qualified Deferred Compensation Table.

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

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $3.1 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2018, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$4,053,329
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	366,425
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,326,137
Medical and dental insurance coverage for 36 months	43,992
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$6,804,883

(1)
The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. On November 16, 2018, the board of directors re-adopted the KESP, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the date of filing of this report) include all NEOs other than Ms. Konich. Mr. Teare, Mr. Streitenberger and Mr. Miller are Level 1 Participants, and Mr. Short is a Level 2 Participant.

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

In addition, to the extent the covered employee is eligible, he or she will continue after a compensated termination to be covered by the Bank’s medical and dental insurance plans in effect immediately prior to the compensated termination, subject to the covered employee’s payment of the employee’s portion of the cost of such continued coverage. The coverage will continue for Level 1, Level 2 and Level 3 Participants for 24 months, 18 months and 12 months, respectively. In the event the covered employee is ineligible under the terms of such plans for continuing coverage or such plans shall have been modified, the Bank will provide through other sources coverage which is substantially equivalent to the coverage provided immediately prior to the compensated termination, subject to the covered employee’s payment of a comparable portion of the cost of such continued coverage as under the Bank’s medical and dental insurance plans. The KESP also provides for outplacement services for all covered employees.

Summary Compensation Table for 2018

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation (3)	Total
Cindy L. Konich President - CEO (PEO)	2018	$887,614	$792,565	$979,000	$53,257	$2,712,436
	2017	829,530	765,447	3,980,000	49,772	5,624,749
	2016	775,242	595,086	2,996,000	46,515	4,412,843
Gregory L. Teare EVP - CFO (PFO)	2018	430,586	293,358	178,000	25,835	927,779
	2017	410,072	266,778	234,000	24,604	935,454
	2016	372,788	221,508	153,000	22,367	769,663
William D. Miller EVP - CRCO	2018	365,898	255,384	—	34,028	655,310
	2017	345,176	255,334	—	—	600,510
	2016	322,582	108,670	—	19,355	450,607
K. Lowell Short, Jr. SVP - CAO	2018	325,546	218,274	77,000	19,533	640,353
	2017	313,014	215,953	137,000	18,781	684,748
	2016	303,888	198,540	93,000	18,233	613,661
Deron J. Streitenberger SVP - CBOO	2018	340,574	224,067	—	27,500	592,141
	2017	327,470	107,451	—	16,200	451,121
	2016	314,860	106,068	—	15,900	436,828

(1)	The Non-Equity Incentive Plan Compensation table below presents the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.

(2)
These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. The change in pension values are determined by calculating the present values of pension benefits accrued through the beginning and ending plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value. No portion of this change in pension value is realizable until a qualifying event occurs, such as retirement, and therefore, no portion of this change in pension value has been paid or made available to any of the NEOs. No NEO received preferential or above-market earnings on deferred compensation.

(3)	The All Other Compensation table below presents the components of the "All Other Compensation" column.

Non-Equity Incentive Plan Compensation - 2018

		Annual Award		Deferred Award		Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned (1)	Date Paid	Incentive Plan Compensation
Cindy L. Konich	2018	$442,121	3/1/2019	$350,444	3/1/2019	$792,565
	2017	388,842	2/23/2018	376,605	2/23/2018	765,447
	2016	373,085	3/3/2017	222,001	3/3/2017	595,086
Gregory L. Teare	2018	171,425	3/1/2019	121,933	3/1/2019	293,358
	2017	153,777	2/23/2018	113,001	2/23/2018	266,778
	2016	125,583	3/3/2017	95,925	3/3/2017	221,508
William D. Miller (2)	2018	145,847	3/1/2019	109,537	3/1/2019	255,384
	2017	132,893	2/23/2018	122,441	2/23/2018	255,334
	2016	108,670	3/3/2017	(a)	(a)	108,670
K. Lowell Short, Jr. (3)	2018	113,406	N/A	104,868	N/A	218,274
	2017	102,708	N/A	113,245	N/A	215,953
	2016	102,372	3/3/2017	96,168	3/3/2017	198,540
Deron J. Streitenberger	2018	118,641	3/1/2019	105,426	3/1/2019	224,067
	2017	107,451	2/23/2018	(b)	(b)	107,451
	2016	106,068	3/3/2017	(a)	(a)	106,068

(1)	Amounts earned in 2018, 2017, and 2016 represent the 2015, 2014, and 2013 Deferred Awards, respectively.

(2)	Mr. Miller elected to defer 10% of his 2016 Annual Award pursuant to the SETP. The amounts not deferred were paid on the date indicated.

(3)
Mr. Short elected to defer 100% of his 2018 and 2017 Annual Awards, 20% of his 2016 Annual Award and 100% of his 2015 and 2014 Deferred Awards pursuant to the terms of the SETP. The amounts not deferred for 2016 were paid on the date indicated.

(a)	Mr. Miller and Mr. Streitenberger were not Level I participants in the Incentive Plan when the 2013 Deferred Awards were made.

(b)	Mr. Streitenberger was not a Level I participant in the Incentive Plan when the 2014 Deferred Awards were made.

All Other Compensation - 2018

Name	Year	Bank Contribution to DC Plan (1)	Total All Other Compensation
Cindy L. Konich	2018	$53,257	$53,257
	2017	49,772	49,772
	2016	46,515	46,515
Gregory L. Teare	2018	25,835	25,835
	2017	24,604	24,604
	2016	22,367	22,367
William D. Miller	2018	34,028	34,028
	2017	—	—
	2016	19,355	19,355
K. Lowell Short, Jr.	2018	19,533	19,533
	2017	18,781	18,781
	2016	18,233	18,233
Deron J. Streitenberger	2018	27,500	27,500
	2017	16,200	16,200
	2016	15,900	15,900

(1)	Includes the Bank's contributions to the NEC program and the SETP, as appropriate.

There were no other perquisites or benefits that are available to the NEOs that are not available to all other employees and that are valued at greater than $10,000, either individually or in the aggregate.

Grants of Plan-Based Awards Table for 2018

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
Cindy L. Konich	Incentive Plan - Annual	1/19/2018	$11,095	$355,046	$443,807
	Incentive Plan - Deferred	1/19/2018	331,291	441,721	552,151
Gregory L. Teare	Incentive Plan - Annual	1/19/2018	4,306	129,176	172,234
	Incentive Plan - Deferred	1/19/2018	128,569	171,425	214,281
William D. Miller	Incentive Plan - Annual	1/19/2018	3,659	109,769	146,359
	Incentive Plan - Deferred	1/19/2018	109,385	145,847	182,309
K. Lowell Short, Jr.	Incentive Plan - Annual	1/19/2018	2,849	85,456	113,941
	Incentive Plan - Deferred	1/19/2018	85,054	113,406	141,757
Deron J. Streitenberger	Incentive Plan - Annual	1/19/2018	2,980	89,401	119,201
	Incentive Plan - Deferred	1/19/2018	88,980	118,641	148,301

(1)
The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the threshold for the smallest weighted of the eight components of the 2018 Annual Award Performance Period Goals. If the threshold for the smallest weighted of the eight components was achieved, but the threshold for all of the other components was not reached, the payout would be 2.50% of the maximum Annual Award for each of the NEOs (1.25% x earned base salary for Ms. Konich, 1.00% x earned base salary for Mr. Teare and Mr. Miller, and 0.88% x earned base salary for Mr. Short and Mr. Streitenberger). There was no guaranteed payout under the 2018 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO. The Non-Equity Incentive Plan Compensation - 2018 table previously presented shows the amounts actually earned and paid under the 2018 Annual Award provisions of the Incentive Plan.

(2)
The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the three-year deferral period (2019-2021). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2018 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

Pension Benefits Table for 2018

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Cindy L. Konich	DB Plan	34	$2,557,000	$—
	SERP	34	15,208,000	—
Gregory L. Teare (3)	DB Plan	16	683,000	—
	SERP	10	449,000	—
K. Lowell Short, Jr.	DB Plan	8	408,000	—
	SERP	8	201,000	—

(1)	Mr. Miller and Mr. Streitenberger are not participants in the DB Plan or the SERP.

(2)	For each of the NEOs, the years of credited service have been rounded to the nearest whole year.

(3)	Mr. Teare earned six years of credited service in the DB Plan as an employee of the Federal Home Loan Bank of Seattle.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. The present value of the accumulated benefits is based upon a retirement age of 65, using the RP-2014 white collar worker annuitant tables (with Scale MP-2018), a discount rate of 4.22% for the DB Plan, and a discount rate of 3.64% for the SERP for 2018, compared to 3.60% and 3.00%, respectively, for 2017. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Group Pension Liability Index and the FTSE Group Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY (2018) (1)	Bank Contributions in Last FY (2018) (2)	Aggregate Earnings in Last FY (2018) (3)	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE (12/31/2018) (4)
Cindy L. Konich	$53,257	$36,757	$(15,290)	$—	$260,264
Gregory L. Teare	34,447	9,335	(1,644)	—	105,193
William D. Miller	18,295	9,258	(5,150)	—	76,719
K. Lowell Short, Jr.	226,857	3,033	(1,240)	—	339,606

(1)
The contributions by Ms. Konich, Mr. Teare, and Mr. Miller are included in the "Salary" reported in the Summary Compensation Table for 2018. Of the contributions by Mr. Short, $10,904 are included in the "Salary" reported in the Summary Compensation Table for 2018. The remaining $215,953 of contributions by Mr. Short reflect the amounts deferred related to the 2017 Annual Award and the 2014 Deferred Award that are reported as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2017. The amounts in this column do not reflect amounts an NEO may have elected to defer related to the 2018 Annual Award or the 2015 Deferred Award paid on March 1, 2019.

(2)	The amounts in this column are included as a component of "All Other Compensation" in the Summary Compensation Table.

(3)	The amounts reported in this column are not reported in the Summary Compensation Table because these amounts are not above market or preferential.

(4)	The amounts reported in this column have been reported in the Summary Compensation Table either in 2018 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2018.

Principal Executive Officer Pay Ratio Disclosure

Our President - CEO is our PEO. As described below, for the year ended December 31, 2018, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

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

For 2018, the Total Compensation of the PEO was $2,712,436. As of December 31, 2018, our PEO had 34 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits, which amounted to $979,000, and constituted 36% of her reported 2018 Total Compensation. Excluding the 2018 change in pension value, the PEO’s Total Compensation was $1,733,436.

We determined that, during 2018, there were no changes in our employee population or employee compensation arrangements that we believe would result in a significant change to our pay ratio disclosure. Therefore, as permitted by SEC rules, we are using the same median employee that we identified for our 2017 calculations.

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

The median employee’s Total Compensation for 2018 consisted entirely of cash compensation of $120,150. Despite having ten years of credited service in the DB Plan, the pension value decreased for the median employee, and, accordingly, is not included in the calculation of Total Compensation. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 23:1. Excluding the 2018 change in pension value from the PEO's Total Compensation, the ratio was 14:1.

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

2018 Compensation. In September 2017, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2018 ("2018 Policy"). Under the 2018 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees are intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•	preparing for board and committee meetings;

•	chairing meetings as appropriate;

•	reviewing materials sent to directors on a periodic basis;

•	attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and

•	fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2018 Policy provides that director fees were to be paid at the end of each quarter.

The 2018 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2018.

The following table summarizes the annual fee limits of the 2018 Policy as approved by the board of directors.

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

Director Compensation Table for 2018

Name	Fees Earned or Paid-in Cash	Total (1)
Jonathan P. Bradford	$100,000	$100,000
Charlotte C. Decker	100,000	100,000
Matthew P. Forrester	100,000	100,000
Karen F. Gregerson	110,000	110,000
Michael J. Hannigan, Jr.	100,000	100,000
Carl E. Liedholm	110,000	110,000
James L. Logue III	100,000	100,000
Robert D. Long	115,000	115,000
James D. MacPhee	135,000	135,000
Michael J. Manica	100,000	100,000
Dan L. Moore	115,000	115,000
Christine Coady Narayanan	100,000	100,000
Jeffrey A. Poxon	110,000	110,000
John L. Skibski	110,000	110,000
Thomas R. Sullivan	100,000	100,000
Larry A. Swank	110,000	110,000
Ryan M. Warner	100,000	100,000

(1)
The amounts listed in this table do not reflect any reduction for 2018 compensation deferred by a director under the DDCP described below, or earnings on such deferred compensation. Eight directors elected to defer all or a portion of their 2018 compensation pursuant to the DDCP.

We provide various travel, accident, and kidnapping insurance coverages for all of our directors, officers and employees. These policies provide a life insurance benefit in the event of death within the scope of the policy. Our total annual premium for these coverages for all directors, officers and employees was $6,883 for 2018.

We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy. Total travel and related meeting expenses reimbursed to or paid for directors, together with other meeting expenses, was $218,569 for the year ended December 31, 2018

Directors' Deferred Compensation Plan. In 2015, we established the DDCP, effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year for their services as directors. We intend that the DDCP constitute a deferred compensation arrangement that complies with Section 409A of the IRC, as amended. Any duly elected and serving member of our board may become a participant in the DDCP.

All contributions credited to a participant’s account will be invested in an irrevocable grantor trust ("Trust") established to provide for the Plan’s benefits. The DDCP is administered by an administrative committee appointed by our board, currently the HR Committee. The Trust will be maintained such that the DDCP at all times for purposes of the Employee Retirement Income Security Act of 1974 will be unfunded and constitutes a mere promise by the Bank to make DDCP benefit payments in the future. Any rights created under the DDCP are unsecured contractual rights against the Bank. The Bank establishes an investment account for each participant under the Trust, which at all times remains an asset of the Bank, subject to claims of the Bank’s general creditors. The DDCP permits participants to allocate their investment account among investment options established by the HR Committee or the board. No above-market or preferential earnings are paid on any balances under the DDCP. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2019, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	3,025,028	14.2%
The Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,488,500	7.0%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,253,921	5.9%
Chemical Bank - 333 W. Fort Street, Detroit, MI	1,235,865	5.8%
Total	7,003,314	32.9%

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have one of its officers and/or directors serving on our board of directors as of February 28, 2019.

Name of Member	Director Name	Number of Shares Owned by Member	% of Outstanding Shares
United Fidelity Bank, FSB	Ronald Brown	54,182	0.25%
Lake-Osceola State Bank	Robert M. Fisher	10,325	0.05%
The Farmers Bank	Karen F. Gregerson	17,325	0.08%
Michigan State University Federal Credit Union	Jeffrey G. Jackson	130,500	0.61%
United Bank of Michigan	Michael J. Manica	39,600	0.19%
Home Bank SB	Dan L. Moore	20,526	0.10%
First Savings Bank	Larry W. Myers	86,764	0.41%
Monroe Bank & Trust	John L. Skibski	41,482	0.20%
Sturgis Bank & Trust Company	John L. Skibski	33,926	0.15%
The Bippus State Bank	Ryan M. Warner	7,875	0.04%
Total		442,505	2.08%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Our board of directors has a standing Audit Committee comprised of eight directors (including the ex-officio member), six of whom are member directors and two of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. However, our board of directors determined that the independent director who serves as Chair of the Audit Committee and is one of the Bank's Audit Committee Financial Experts under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm, is "independent" under the NYSE independence standards for Audit Committee members.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed for the years ended December 31, 2018 and 2017 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2018	2017
Audit fees	$755	$753
Audit-related fees	56	41
Tax fees	—	—
All other fees	3	1
Total fees	$814	$795

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

10.2*
Federal Home Loan Banks Amended and Restated P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2017

Exhibit Number	Description

10.3*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.4*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended by the First Amendment, effective January 1, 2018, adopted on January 19, 2018, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 9, 2018

10.5*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on September 28, 2017

10.6+	Key Employee Severance Policy, effective March 9, 2017, as amended on November 16, 2018

10.7*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 19, 2018, effective as of January 1, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on February 7, 2018

10.8*+
Separation and Release Agreement between the Federal Home Loan Bank of Indianapolis and Mary M. Kleiman, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 29, 2019

10.9*+
Transition and Release Agreement between the Federal Home Loan Bank of Indianapolis and Mary M. Kleiman, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 29, 2019

10.10+	Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 25, 2019, effective as of January 1, 2019

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2018, dated as of January 25, 2019

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 8, 2019
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 8, 2019
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 8, 2019
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ DAN L. MOORE*	Chair of the board of directors	March 8, 2019
Dan L. Moore

/s/ JAMES L. LOGUE III*	Vice Chair of the board of directors	March 8, 2019
James L. Logue III

/s/ JONATHAN P. BRADFORD*	Director	March 8, 2019
Jonathan P. Bradford

/s/ RONALD BROWN*	Director	March 8, 2019
Ronald Brown

/s/ CHARLOTTE C. DECKER*	Director	March 8, 2019
Charlotte C. Decker

/s/ ROBERT M. FISHER*	Director	March 8, 2019
Robert M. Fisher

/s/ KAREN F. GREGERSON*	Director	March 8, 2019
Karen F. Gregerson

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR.*	Director	March 8, 2019
Michael J. Hannigan, Jr.

/s/ JEFFREY G. JACKSON*	Director	March 8, 2019
Jeffrey G. Jackson

/s/ CARL E. LIEDHOLM*	Director	March 8, 2019
Carl E. Liedholm

/s/ ROBERT D. LONG*	Director	March 8, 2019
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 8, 2019
Michael J. Manica

/s/ LARRY W. MYERS*	Director	March 8, 2019
Larry W. Myers

/s/ CHRISTINE COADY NARAYANAN*	Director	March 8, 2019
Christine Coady Narayanan

/s/ JOHN L. SKIBSKI*	Director	March 8, 2019
John L. Skibski

/s/ LARRY A. SWANK*	Director	March 8, 2019
Larry A. Swank

/s/ RYAN M. WARNER*	Director	March 8, 2019
Ryan M. Warner

* By:	/s/ K. LOWELL SHORT, JR.
K. Lowell Short, Jr., Attorney-In-Fact