Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Indianapolis
filed 2019-05-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
☒   Yes            ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☐ Emerging growth company
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes            ☒  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2019
Class B Stock, par value $100	21,852,143

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2019	December 31, 2018
Assets:
Cash and due from banks	$73,099	$100,735
Interest-bearing deposits	316,530	1,210,705
Securities purchased under agreements to resell	3,297,519	3,212,726
Federal funds sold	3,100,000	3,085,000
Trading securities (Note 3)	1,121,889	—
Available-for-sale securities (Note 3)	8,408,391	7,703,596
Held-to-maturity securities (estimated fair values of $5,456,391 and $5,676,145, respectively) (Note 3)	5,454,506	5,673,720
Advances (Note 4)	32,830,084	32,727,668
Mortgage loans held for portfolio, net of allowance for loan losses of $(600) and $(600), respectively (Notes 5 and 6)	11,398,486	11,384,978
Accrued interest receivable	132,955	124,611
Premises, software, and equipment, net	36,645	37,198
Derivative assets, net (Note 7)	175,687	116,764
Other assets	36,976	33,998

Total assets	$66,382,767	$65,411,699

Liabilities:
Deposits	$698,727	$500,440
Consolidated obligations (Note 8):
Discount notes	21,254,090	20,895,262
Bonds	40,375,525	40,265,465
Total consolidated obligations, net	61,629,615	61,160,727
Accrued interest payable	179,334	179,728
Affordable Housing Program payable (Note 9)	42,841	40,747
Derivative liabilities, net (Note 7)	1,388	21,067
Mandatorily redeemable capital stock (Note 10)	174,202	168,876
Other liabilities	517,941	289,665
Total liabilities	63,244,048	62,361,250

Commitments and contingencies (Note 14)

Capital (Note 10):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 19,850,109 and 19,306,333, respectively	1,985,011	1,930,633
Class B-2 issued and outstanding shares: 3,192 and 3,192, respectively	319	319
Total capital stock	1,985,330	1,930,952
Retained earnings:
Unrestricted	855,314	855,311
Restricted	229,136	222,499
Total retained earnings	1,084,450	1,077,810
Total accumulated other comprehensive income (Note 11)	68,939	41,687
Total capital	3,138,719	3,050,449

Total liabilities and capital	$66,382,767	$65,411,699

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,

	2019	2018
Interest Income:
Advances	$211,754	$143,794
Interest-bearing deposits	4,266	3,208
Securities purchased under agreements to resell	19,814	5,097
Federal funds sold	20,381	12,288
Trading securities	2,801	—
Available-for-sale securities	49,481	40,566
Held-to-maturity securities	40,884	34,920
Mortgage loans held for portfolio	96,253	83,554
Other interest income	—	12
Total interest income	445,634	323,439

Interest Expense:
Consolidated obligation discount notes	119,374	70,358
Consolidated obligation bonds	263,009	178,228
Deposits	2,994	1,977
Mandatorily redeemable capital stock	2,718	2,745
Total interest expense	388,095	253,308

Net interest income	57,539	70,131
Provision for (reversal of) credit losses	54	(104)

Net interest income after provision for credit losses	57,485	70,235

Other Income:
Net gains on trading securities	4,071	—
Net gains (losses) on derivatives and hedging activities	(3,422)	5,932
Service fees	193	225
Standby letters of credit fees	159	98
Other, net	2,015	(68)
Total other income (loss)	3,016	6,187

Other Expenses:
Compensation and benefits	14,133	12,977
Other operating expenses	5,974	6,418
Federal Housing Finance Agency	996	920
Office of Finance	1,136	1,191
Other	1,088	891
Total other expenses	23,327	22,397

Income before assessments	37,174	54,025

Affordable Housing Program assessments	3,989	5,677

Net income	$33,185	$48,348

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,

	2019	2018

Net income	$33,185	$48,348

Other Comprehensive Income:

Net change in unrealized gains on available-for-sale securities	26,905	22,553

Net non-credit portion of other-than-temporary impairment losses	—	29

Pension benefits, net	347	323

Total other comprehensive income	27,252	22,905

Total comprehensive income	$60,437	$71,253

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2018 and 2019
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			38,678	9,670	48,348	22,905	71,253

Proceeds from issuance of capital stock	231	23,179					23,179

Cash dividends on capital stock (6.75% annualized)			(31,014)	—	(31,014)		(31,014)

Balance, March 31, 2018	18,809	$1,880,945	$800,447	$193,221	$993,668	$134,311	$3,008,924

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			26,548	6,637	33,185	27,252	60,437

Proceeds from issuance of capital stock	564	56,487					56,487

Shares reclassified to mandatorily redeemable capital stock, net	(21)	(2,109)					(2,109)

Cash dividends on capital stock (5.50% annualized)			(26,545)	—	(26,545)		(26,545)

Balance, March 31, 2019	19,853	$1,985,330	$855,314	$229,136	$1,084,450	$68,939	$3,138,719

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$33,185	$48,348
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	18,150	15,140
Changes in net derivative and hedging activities	(114,276)	95,082
Provision for (reversal of) credit losses	54	(104)
Net change in fair-value adjustments on trading securities	(4,071)	—
Changes in:
Accrued interest receivable	(11,354)	(2,128)
Other assets	(1,394)	651
Accrued interest payable	(568)	5,063
Other liabilities	(1,918)	3,290
Total adjustments, net	(115,377)	116,994

Net cash provided by (used in) operating activities	(82,192)	165,342

Investing Activities:
Net change in:
Interest-bearing deposits	823,372	(228,149)
Securities purchased under agreements to resell	(84,793)	(67,740)
Federal funds sold	(15,000)	532,000
Trading securities:
Purchases	(1,117,818)	—
Available-for-sale securities:
Proceeds from maturities	—	12,781
Purchases	(315,000)	(236,181)
Held-to-maturity securities:
Proceeds from maturities	216,391	163,884
Purchases	—	(264,633)
Advances:
Principal repayments	116,068,059	85,397,827
Disbursements to members	(116,072,114)	(84,411,165)
Mortgage loans held for portfolio:
Principal collections	244,645	279,197
Purchases from members	(257,582)	(429,338)
Purchases of premises, software, and equipment	(1,113)	(1,413)
Loans to other Federal Home Loan Banks:
Principal repayments	—	300,000
Disbursements	—	(300,000)

Net cash provided by (used in) investing activities	(510,953)	747,070

(continued)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Financing Activities:
Changes in deposits	115,127	(43,740)
Net payments on derivative contracts with financing elements	(975)	(2,324)
Net proceeds from issuance of consolidated obligations:
Discount notes	95,442,803	89,946,844
Bonds	5,429,231	4,364,745
Payments for matured and retired consolidated obligations:
Discount notes	(95,087,066)	(90,751,935)
Bonds	(5,366,770)	(4,396,040)
Proceeds from issuance of capital stock	56,487	23,179
Proceeds from issuance of mandatorily redeemable capital stock	3,704	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(487)	(540)
Dividend payments on capital stock	(26,545)	(31,014)

Net cash provided by (used in) financing activities	565,509	(890,825)

Net increase (decrease) in cash and due from banks	(27,636)	21,587

Cash and due from banks at beginning of period	100,735	55,269

Cash and due from banks at end of period	$73,099	$76,856

Supplemental Disclosures:
Interest payments	$379,523	$239,477
Purchases of securities, traded but not yet settled	225,222	—
Affordable Housing Program payments	1,895	2,757
Capitalized interest on certain held-to-maturity securities	1,160	1,620
Par value of shares reclassified to mandatorily redeemable capital stock, net	2,109	—

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2018 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2018 Form 10-K.

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

Our significant accounting policies and certain other disclosures are set forth in our 2018 Form 10-K in Note 1 - Summary of Significant Accounting Policies. See Note 2 - Recently Adopted and Issued Accounting Guidance for the changes effective January 1, 2019.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant estimates pertain to derivatives and hedging activities, fair value and provision for credit losses. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates.

Note 2 - Recently Adopted Accounting Guidance

Recently Adopted Accounting Guidance.

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

This guidance was effective for the interim and annual periods beginning on January 1, 2019. Upon adoption, we reported higher assets and liabilities as a result of including right-of-use assets and lease liabilities on the statement of condition, but its effect on our financial condition, results of operations, and cash flows was not material.

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

This guidance was effective for the interim and annual periods beginning on January 1, 2019. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair-value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item.

This guidance was effective for the interim and annual periods beginning on January 1, 2019. The adoption of this guidance had no effect on our financial condition, net income, or cash flows. However, the adoption resulted in a prospective reclassification in the statement of income of net losses from the change in fair value of hedging instruments and related hedged items in fair-value hedging relationships from other income to interest income for the three months ended March 31, 2019 of $13,876.

Inclusion of SOFR OIS Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16). On October 25, 2018, to facilitate the LIBOR to SOFR transition, the FASB issued guidance permitting the use of the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes.

This guidance was effective for the interim and annual periods beginning on January 1, 2019, concurrent with the adoption of ASU 2017-12. The adoption of this guidance had no effect on our financial condition, results of operations, or cash flows.

Note 3 - Investment Securities

Trading Securities.

In January 2019, the Bank began purchasing U.S. Treasury securities classified as trading securities.

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities.

	Three Months Ended March 31,
	2019	2018
Net gains on trading securities held at period end	$4,071	$—
Net gains (losses) on trading securities that sold/matured during the period	—	—
Net gains on trading securities	$4,071	$—

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2019	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$4,294,155	$43,559	$—	$4,337,714
GSE MBS	4,034,345	43,958	(7,626)	4,070,677
Total AFS securities	$8,328,500	$87,517	$(7,626)	$8,408,391

December 31, 2018
GSE and TVA debentures	$4,239,622	$37,458	$—	$4,277,080
GSE MBS	3,410,988	27,797	(12,269)	3,426,516
Total AFS securities	$7,650,610	$65,255	$(12,269)	$7,703,596

(1)	Includes adjustments made to the cost basis of an investment for accretion, amortization, collection of principal and, if applicable, fair-value hedging adjustments.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$1,059,501	$(6,396)	$138,418	$(1,230)	$1,197,919	$(7,626)
Total impaired AFS securities	$1,059,501	$(6,396)	$138,418	$(1,230)	$1,197,919	$(7,626)

December 31, 2018
GSE MBS	$1,256,816	$(12,269)	$—	$—	$1,256,816	$(12,269)
Total impaired AFS securities	$1,256,816	$(12,269)	$—	$—	$1,256,816	$(12,269)

Realized Gains and Losses. There were no sales of AFS securities during the three months ended March 31, 2019. As of March 31, 2019, we had no intention of selling any AFS securities in an unrealized loss position nor did we consider it more likely than not that we will be required to sell these securities before our anticipated recovery of each security's remaining amortized cost basis.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
March 31, 2019	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$3,389,459	$8,621	$(8,385)	$3,389,695
GSE MBS	2,065,047	10,967	(9,318)	2,066,696
Total HTM securities	$5,454,506	$19,588	$(17,703)	$5,456,391

December 31, 2018
MBS:
Other U.S. obligations - guaranteed MBS	$3,468,882	$11,034	$(1,552)	$3,478,364
GSE MBS	2,204,838	7,673	(14,730)	2,197,781
Total HTM securities	$5,673,720	$18,707	$(16,282)	$5,676,145

(1)	Carrying value equals amortized cost. Includes adjustments made to the cost basis of an investment for accretion, amortization and collection of principal.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired HTM securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2019	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
MBS:
Other U.S. obligations - guaranteed MBS	$1,219,856	$(6,365)	$560,179	$(2,020)	$1,780,035	$(8,385)
GSE MBS	229,530	(209)	775,328	(9,109)	1,004,858	(9,318)
Total impaired HTM securities	$1,449,386	$(6,574)	$1,335,507	$(11,129)	$2,784,893	$(17,703)

December 31, 2018
MBS:
Other U.S. obligations - guaranteed MBS	$829,121	$(873)	$417,952	$(679)	$1,247,073	$(1,552)
GSE MBS	435,756	(890)	716,647	(13,840)	1,152,403	(14,730)
Total impaired HTM securities	$1,264,877	$(1,763)	$1,134,599	$(14,519)	$2,399,476	$(16,282)

Other-Than-Temporary Impairment.

Evaluation Process and Results - AFS and HTM Securities.

Other U.S. and GSE Obligations and TVA Debentures. For other U.S. obligations, GSE obligations, and TVA debentures, we determined that, based on current expectations, the strength of the issuers' guarantees through direct obligations of or support from the United States government is sufficient to protect us from any losses. As a result, all of the gross unrealized losses as of March 31, 2019 are considered temporary.

Note 4 - Advances

The following table presents advances outstanding by redemption term.

	March 31, 2019		December 31, 2018
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$3,683	2.50	$—	—
Due in 1 year or less	14,861,003	2.52	15,595,985	2.47
Due after 1 year through 2 years	2,961,722	2.29	2,957,861	2.19
Due after 2 years through 3 years	2,063,334	2.45	2,444,486	2.46
Due after 3 years through 4 years	2,474,991	2.50	2,139,695	2.36
Due after 4 years through 5 years	2,478,616	2.57	1,977,925	2.76
Thereafter	7,990,067	2.48	7,713,409	2.41
Total advances, par value	32,833,416	2.49	32,829,361	2.44
Fair-value hedging adjustments	(6,733)		(106,499)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	3,401		4,806
Total advances	$32,830,084		$32,727,668

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Overdrawn demand and overnight deposit accounts	$3,683	$—	$3,683	$—
Due in 1 year or less	21,481,614	22,574,897	15,603,103	15,595,985
Due after 1 year through 2 years	2,203,573	2,061,411	3,761,222	3,682,461
Due after 2 years through 3 years	1,320,034	1,356,186	3,044,234	3,660,486
Due after 3 years through 4 years	1,716,401	1,581,905	3,156,216	2,547,995
Due after 4 years through 5 years	1,981,516	1,425,525	2,359,396	2,633,030
Thereafter	4,126,595	3,829,437	4,905,562	4,709,404
Total advances, par value	$32,833,416	$32,829,361	$32,833,416	$32,829,361

Credit Risk Exposure and Security Terms. At both March 31, 2019 and December 31, 2018, our top five borrowers held 40% of total advances outstanding, at par. As security for the advances to these and our other borrowers, we held, or had access to, collateral with an estimated fair value at March 31, 2019 and December 31, 2018 that was well in excess of the advances outstanding on those dates, respectively. For information related to our credit risk on advances and allowance methodology for credit losses, see Note 7 - Allowance for Credit Losses in our 2018 Form 10-K.

Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	March 31, 2019	December 31, 2018
Fixed-rate long-term mortgages	$10,185,796	$10,145,476
Fixed-rate medium-term (1) mortgages	965,206	992,059
Total mortgage loans held for portfolio, UPB	11,151,002	11,137,535
Unamortized premiums	251,230	251,778
Unamortized discounts	(2,382)	(2,415)
Fair-value hedging adjustments	(764)	(1,320)
Allowance for loan losses	(600)	(600)
Total mortgage loans held for portfolio, net	$11,398,486	$11,384,978

(1)	Defined as a term of 15 years or less at origination.

Type	March 31, 2019	December 31, 2018
Conventional	$10,793,311	$10,769,980
Government-guaranteed or -insured	357,691	367,555
Total mortgage loans held for portfolio, UPB	$11,151,002	$11,137,535

Product	March 31, 2019	December 31, 2018
MPP	$10,896,089	$10,875,079
MPF Program	254,913	262,456
Total mortgage loans held for portfolio, UPB	$11,151,002	$11,137,535

For information related to our credit risk on mortgage loans and allowance methodology for loan losses, see Note 6 - Allowance for Credit Losses.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 6 - Allowance for Credit Losses

A description of the allowance methodologies for our portfolio segments as well as our policy for impairing financing receivables and charging them off when necessary is disclosed in Note 1 - Summary of Significant Accounting Policies and Note 7 - Allowance for Credit Losses in our 2018 Form 10-K.

Conventional Mortgage Loans.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended March 31,
LRA Activity	2019	2018
Liability, beginning of period	$174,096	$148,715
Additions	3,070	5,146
Claims paid	(87)	(170)
Distributions to PFIs	(442)	(417)
Liability, end of period	$176,637	$153,274

Credit Quality Indicators. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

Delinquency Status as of March 31, 2019	Conventional	Government	Total
Past due:
30-59 days	$50,134	$8,993	$59,127
60-89 days	6,542	2,008	8,550
90 days or more	13,089	2,273	15,362
Total past due	69,765	13,274	83,039
Total current	11,017,338	350,359	11,367,697
Total mortgage loans, recorded investment (1)	$11,087,103	$363,633	$11,450,736

Delinquency Status as of December 31, 2018
Past due:
30-59 days	$36,594	$9,352	$45,946
60-89 days	7,904	2,870	10,774
90 days or more	13,764	1,697	15,461
Total past due	58,262	13,919	72,181
Total current	11,003,243	359,758	11,363,001
Total mortgage loans, recorded investment (1)	$11,061,505	$373,677	$11,435,182

Other Delinquency Statistics as of March 31, 2019	Conventional	Government	Total
In process of foreclosure (2)	$5,833	$—	$5,833
Serious delinquency rate (3)	0.12%	0.62%	0.13%
Past due 90 days or more still accruing interest (4)	$12,203	$2,273	$14,476
On non-accrual status	$1,630	$—	$1,630

Other Delinquency Statistics as of December 31, 2018
In process of foreclosure (2)	$6,836	$—	$6,836
Serious delinquency rate (3)	0.12%	0.45%	0.14%
Past due 90 days or more still accruing interest (4)	$12,849	$1,697	$14,546
On non-accrual status	$1,762	$—	$1,762

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

Components of Allowance	March 31, 2019	December 31, 2018
MPP estimated incurred losses remaining after borrower's equity, before credit enhancements (1)	$3,647	$3,505
Portion of estimated incurred losses recoverable from credit enhancements:
PMI	(671)	(627)
LRA (2)	(1,230)	(1,137)
SMI	(1,261)	(1,256)
Total portion recoverable from credit enhancements	(3,162)	(3,020)
Allowance for unrecoverable PMI/SMI	15	15
Allowance for MPP loan losses	500	500
Allowance for MPF Program loan losses	100	100
Allowance for loan losses	$600	$600

(1)	Based on a loss emergence period of 24 months.

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

	Three Months Ended March 31,
Rollforward of Allowance for Loan Losses	2019	2018
Balance, beginning of period	$600	$850
Charge-offs	(54)	(150)
Recoveries	—	254
Provision for (reversal of) loan losses	54	(104)
Balance, end of period	$600	$850

Allowance for Loan Losses by Impairment Methodology	March 31, 2019	December 31, 2018
Conventional loans collectively evaluated for impairment	$529	$563
Conventional loans individually evaluated for impairment (1)	71	37
Total allowance for loan losses	$600	$600

Recorded Investment by Impairment Methodology	March 31, 2019	December 31, 2018
Conventional loans collectively evaluated for impairment	$11,073,598	$11,048,075
Conventional loans individually evaluated for impairment (1)	13,505	13,430
Total recorded investment in conventional loans	$11,087,103	$11,061,505

(1)
The recorded investment in our MPP conventional loans individually evaluated for impairment excludes principal previously paid in full by the servicers as of March 31, 2019 and December 31, 2018 of $1,687 and $1,552, respectively, that remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. However, the MPP allowance for loan losses as of March 31, 2019 and December 31, 2018 includes $17 and $16, respectively, for these potential claims.

Note 7 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2019 was $93, for which we were not required to post collateral. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at March 31, 2019.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At March 31, 2019, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value	Estimated Fair Value
	Notional	of Derivative	of Derivative
March 31, 2019	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$36,201,215	$118,458	$141,830
Total derivatives designated as hedging instruments	36,201,215	118,458	141,830
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,976,930	1,001	104
Swaptions	1,000,000	1	—
Interest-rate caps/floors	679,500	444	—
Interest-rate forwards	51,800	—	521
MDCs	49,856	171	15
Total derivatives not designated as hedging instruments	3,758,086	1,617	640
Total derivatives before adjustments	$39,959,301	120,075	142,470
Netting adjustments and cash collateral (1)		55,612	(141,082)
Total derivatives, net		$175,687	$1,388

December 31, 2018
Derivatives designated as hedging instruments:
Interest-rate swaps	$35,135,617	$174,990	$123,331
Total derivatives designated as hedging instruments	35,135,617	174,990	123,331
Derivatives not designated as hedging instruments:
Interest-rate swaps	965,930	562	106
Swaptions	950,000	105	—
Interest-rate caps/floors	679,500	999	—
Interest-rate forwards	44,100	—	202
MDCs	43,753	146	23
Total derivatives not designated as hedging instruments	2,683,283	1,812	331
Total derivatives before adjustments	$37,818,900	176,802	123,662
Netting adjustments and cash collateral (1)		(60,038)	(102,595)
Total derivatives, net		$116,764	$21,067

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2019 and December 31, 2018, including accrued interest, totaled $198,754 and $127,952, respectively. Cash collateral received from counterparties and held at March 31, 2019 and December 31, 2018, including accrued interest, totaled $2,060 and $85,395, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral held or pledged.

	March 31, 2019		December 31, 2018
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$102,753	$140,000	$174,725	$106,333
Cleared	17,151	1,934	1,931	17,104
Total gross recognized amount	119,904	141,934	176,656	123,437
Gross amounts of netting adjustments and cash collateral
Uncleared	(81,380)	(139,148)	(168,426)	(85,491)
Cleared	136,992	(1,934)	108,388	(17,104)
Total gross amounts of netting adjustments and cash collateral	55,612	(141,082)	(60,038)	(102,595)
Net amounts after netting adjustments and cash collateral
Uncleared	21,373	852	6,299	20,842
Cleared	154,143	—	110,319	—
Total net amounts after netting adjustments and cash collateral	175,516	852	116,618	20,842
Derivative instruments not meeting netting requirements (1)	171	536	146	225
Total derivatives, at estimated fair value	$175,687	$1,388	$116,764	$21,067

(1)	Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Three Months Ended March 31,
Type of Hedge	2019	2018
Net gain (loss) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$—	$7,324
Total net gain (loss) related to fair-value hedge ineffectiveness	—	7,324
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	493	172
Swaptions	(172)	(58)
Interest-rate caps/floors	(555)	48
Interest-rate forwards	(639)	1,248
Net interest settlements	(3,117)	(638)
MDCs	568	(1,370)
Total net gain (loss) on derivatives not designated as hedging instruments	(3,422)	(598)
Price alignment interest (1)	—	(794)
Net gains (losses) on derivatives and hedging activities in other income	$(3,422)	$5,932

(1)
Relates to derivatives for which variation margin payments are characterized as daily settled contracts. For 2019, the portion related to derivatives not designated as hedging instruments is allocated to the applicable type of derivative.

Beginning January 1, 2019, changes in the estimated fair value of the derivative hedging instrument and the associated hedged item attributable to the hedged risk for qualifying fair-value hedging relationships are prospectively included in the same line in the statement of income as the earnings effect of the hedged item. As a result, such changes in fair value are recorded in net interest income instead of other income for the three months ended March 31, 2019. Prior period amounts presented have not been reclassified. See Note 2 - Recently Adopted Accounting Guidance for more details.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended March 31, 2019	Advances	Investments	CO Bonds	Total
Changes in fair value:
Hedged items	$100,190	$137,793	$(44,572)	$193,411
Derivatives	(104,842)	(149,036)	46,591	(207,287)
Net changes in fair value before price alignment interest	(4,652)	(11,243)	2,019	(13,876)
Price alignment interest (1)	(250)	(920)	53	(1,117)
Net interest settlements on derivatives (2) (3)	23,232	13,483	(18,952)	17,763
Amortization/accretion of active hedging relationships	—	80	70	150
Net gains (losses) on qualifying fair-value hedging relationships	18,330	1,400	(16,810)	2,920
Amortization/accretion of discontinued fair-value hedging relationships	(7)	—	(3,470)	(3,477)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$18,323	$1,400	$(20,280)	$(557)

Three Months Ended March 31, 2018	Advances	Investments	CO Bonds	Total
Changes in fair value:
Hedged items	$(100,748)	$(150,582)	$85,234	$(166,096)
Derivatives	103,608	154,327	(84,515)	173,420
Net changes in fair value	2,860	3,745	719	7,324
Net interest settlements on derivatives (2) (3)	1,339	(3,310)	1,264	(707)
Amortization/accretion of active hedging relationships	—	86	89	175
Net gains (losses) on qualifying fair-value hedging relationships	4,199	521	2,072	6,792
Add: amortization/accretion of discontinued fair-value hedging relationships	(12)	—	(701)	(713)
Less: net changes in fair value (4)	(2,860)	(3,745)	(719)	(7,324)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$1,327	$(3,224)	$652	$(1,245)

(1)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(2)
Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.

(3)	Excludes the interest income/expense of the respective hedged items.

(4)	Included in other income.

The following table presents the amortized cost, and the related cumulative basis adjustments, on hedged items in qualifying fair-value hedging relationships.

March 31, 2019	Advances	Investments	CO Bonds	Total

Amortized cost of hedged items (1)	$14,825,791	$8,328,500	$13,429,451	$36,583,742

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships	$(6,733)	$(97,656)	$54,616	$(49,773)
For discontinued fair-value hedging relationships	—	—	142	142
Total cumulative fair-value hedging basis adjustments on hedged items (2)	$(6,733)	$(97,656)	$54,758	$(49,631)

(1)	Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.

(2)	Excludes any offsetting effect of the net fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 8 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all FHLBank outstanding consolidated obligations. The par values of the FHLBanks' outstanding consolidated obligations was $1.0 trillion at both March 31, 2019 and December 31, 2018. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2019	December 31, 2018
Book value	$21,254,090	$20,895,262
Par value	$21,320,545	$20,952,650

Weighted average effective interest rate	2.43%	2.34%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2019		December 31, 2018
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$19,752,490	2.27	$18,456,870	2.07
Due after 1 year through 2 years	7,716,745	2.28	8,823,285	2.30
Due after 2 years through 3 years	2,363,370	2.48	2,640,620	2.42
Due after 3 years through 4 years	3,078,650	2.35	3,024,000	2.33
Due after 4 years through 5 years	1,092,625	2.73	998,375	2.54
Thereafter	6,432,350	3.21	6,431,700	3.21
Total CO bonds, par value	40,436,230	2.45	40,374,850	2.36
Unamortized premiums	22,306		23,493
Unamortized discounts	(14,818)		(15,992)
Unamortized concessions	(13,435)		(14,085)
Fair-value hedging adjustments	(54,758)		(102,801)
Total CO bonds	$40,375,525		$40,265,465

The following tables present our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2019	December 31, 2018
Non-callable / non-putable	$26,394,230	$27,462,850
Callable	14,042,000	12,912,000
Total CO bonds, par value	$40,436,230	$40,374,850

Year of Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in 1 year or less	$32,609,490	$30,331,870
Due after 1 year through 2 years	4,080,745	6,069,285
Due after 2 years through 3 years	864,370	1,043,620
Due after 3 years through 4 years	641,650	626,000
Due after 4 years through 5 years	443,625	503,375
Thereafter	1,796,350	1,800,700
Total CO bonds, par value	$40,436,230	$40,374,850

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 9 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2019	2018
Liability at beginning of period	$40,747	$32,166
Assessment (expense)	3,989	5,677
Subsidy usage, net (1)	(1,895)	(2,757)
Liability at end of period	$42,841	$35,086

(1)	Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 10 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2019	2018
Liability at beginning of period	$168,876	$164,322
Reclassification from capital stock	2,109	—
Proceeds from issuance (1)	3,704	—
Redemptions/repurchases	(487)	(540)
Liability at end of period	$174,202	$163,782

(1)	Represents a purchase of capital stock by a captive insurance company member, which is considered mandatorily redeemable as a result of the Final Membership Rule.

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2019	December 31, 2018
Year 1 (1)	$828	$1,316
Year 2	—	—
Year 3	8,649	8,649
Year 4	—	—
Year 5	28,833	26,723
Thereafter (2)	135,892	132,188
Total MRCS	$174,202	$168,876

(1)
Balances at March 31, 2019 and December 31, 2018 include $815 and $1,304, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

(2)
Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule. However, upon their respective terminations, we currently intend to repurchase their excess stock (if any) in accordance with our capital plan, the balances of which at March 31, 2019 and December 31, 2018 totaled $61,642 and $57,938, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the distributions related to MRCS.

	Three Months Ended March 31,
MRCS Distributions	2019	2018
Recorded as interest expense	$2,718	$2,745
Recorded as distributions from retained earnings	—	—
Total	$2,718	$2,745

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 13 - Capital in our 2018 Form 10-K. As presented in the following table, we were in compliance with those requirements at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$806,270	$3,243,982	$786,925	$3,177,638

Total regulatory capital	$2,655,311	$3,243,982	$2,616,468	$3,177,638
Total regulatory capital-to-asset ratio	4.00%	4.89%	4.00%	4.86%

Leverage capital	$3,319,138	$4,865,973	$3,270,585	$4,766,457
Leverage ratio	5.00%	7.33%	5.00%	7.29%

Note 11 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	22,553	3	—	—	22,556
Net change in fair value	—	28	—	—	28
Accretion of non-credit losses	—	—	(2)	—	(2)
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	323	323
Total other comprehensive income (loss)	22,553	31	(2)	323	22,905

Balance, March 31, 2018	$115,072	$29,353	$(53)	$(10,061)	$134,311

Balance, December 31, 2018	$52,986	$—	$—	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains (losses)	26,905	—	—	—	26,905
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	347	347
Total other comprehensive income (loss)	26,905	—	—	347	27,252

Balance, March 31, 2019	$79,891	$—	$—	$(10,952)	$68,939

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 12 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$39,227	$18,312	$57,539	$52,324	$17,807	$70,131
Provision for (reversal of) credit losses	—	54	54	—	(104)	(104)
Other income (loss)	3,185	(169)	3,016	6,342	(155)	6,187
Other expenses	19,976	3,351	23,327	18,816	3,581	22,397
Income before assessments	22,436	14,738	37,174	39,850	14,175	54,025
Affordable Housing Program assessments	2,515	1,474	3,989	4,259	1,418	5,677
Net income	$19,921	$13,264	$33,185	$35,591	$12,757	$48,348

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2019	$54,984,281	$11,398,486	$66,382,767
December 31, 2018	54,026,721	11,384,978	65,411,699

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 13 - Estimated Fair Values

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	March 31, 2019
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$73,099	$73,099	$73,099	$—	$—	$—
Interest-bearing deposits	316,530	316,530	316,000	530	—	—
Securities purchased under agreements to resell	3,297,519	3,297,525	—	3,297,525	—	—
Federal funds sold	3,100,000	3,100,000	—	3,100,000	—	—
Trading securities	1,121,889	1,121,889	—	1,121,889	—	—
AFS securities	8,408,391	8,408,391	—	8,408,391	—	—
HTM securities	5,454,506	5,456,391	—	5,456,391	—	—
Advances	32,830,084	32,800,748	—	32,800,748	—	—
Mortgage loans held for portfolio, net	11,398,486	11,381,234	—	11,371,641	9,593	—
Accrued interest receivable	132,955	132,955	—	132,955	—	—
Derivative assets, net	175,687	175,687	—	120,075	—	55,612
Grantor trust assets (2)	23,251	23,251	23,251	—	—	—

Liabilities:
Deposits	698,727	698,727	—	698,727	—	—
Consolidated obligations:
Discount notes	21,254,090	21,254,396	—	21,254,396	—	—
Bonds	40,375,525	40,452,170	—	40,452,170	—	—
Accrued interest payable	179,334	179,334	—	179,334	—	—
Derivative liabilities, net	1,388	1,388	—	142,470	—	(141,082)
MRCS	174,202	174,202	174,202	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 17 - Estimated Fair Values in our 2018 Form 10-K. No changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2019	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$1,121,889	$—	$1,121,889	$—	$—
Total trading securities	1,121,889	—	1,121,889	—	—
AFS securities:
GSE and TVA debentures	4,337,714	—	4,337,714	—	—
GSE MBS	4,070,677	—	4,070,677	—	—
Total AFS securities	8,408,391	—	8,408,391	—	—
Derivative assets:
Interest-rate related	175,516	—	119,904	—	55,612
Interest-rate forwards	—	—	—	—	—
MDCs	171	—	171	—	—
Total derivative assets, net	175,687	—	120,075	—	55,612
Grantor trust assets (2)	23,251	23,251	—	—	—
Total assets at recurring estimated fair value	$9,729,218	$23,251	$9,650,355	$—	$55,612

Derivative liabilities:
Interest-rate related	$852	$—	$141,934	$—	$(141,082)
Interest-rate forwards	521	—	521	—	—
MDCs	15	—	15	—	—
Total derivative liabilities, net	1,388	—	142,470	—	(141,082)
Total liabilities at recurring estimated fair value	$1,388	$—	$142,470	$—	$(141,082)

Mortgage loans held for portfolio (3)	$1,775	$—	$—	$1,775	$—
Total assets at non-recurring estimated fair value	$1,775	$—	$—	$1,775	$—

December 31, 2018
AFS securities:
GSE and TVA debentures	$4,277,080	$—	$4,277,080	$—	$—
GSE MBS	3,426,516	—	3,426,516	—	—
Total AFS securities	7,703,596	—	7,703,596	—	—
Derivative assets:
Interest-rate related	116,618	—	176,656	—	(60,038)
MDCs	146	—	146	—	—
Total derivative assets, net	116,764	—	176,802	—	(60,038)
Grantor trust assets (2)	21,122	21,122	—	—	—
Total assets at recurring estimated fair value	$7,841,482	$21,122	$7,880,398	$—	$(60,038)

Derivative liabilities:
Interest-rate related	$20,842	$—	$123,437	$—	$(102,595)
Interest-rate forwards	202	—	202	—	—
MDCs	23	—	23	—	—
Total derivative liabilities, net	21,067	—	123,662	—	(102,595)
Total liabilities at recurring estimated fair value	$21,067	$—	$123,662	$—	$(102,595)

Mortgage loans held for portfolio (4)	$1,734	$—	$—	$1,734	$—
Total assets at non-recurring estimated fair value	$1,734	$—	$—	$1,734	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

(1)
Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

(2)	Included in other assets.

(3)	Amounts are as of the date the fair value adjustment was recorded during the three months ended March 31, 2019.

(4)	Amounts are as of the date the fair value adjustment was recorded during the year ended December 31, 2018.

Note 14 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2019
Type of Commitment	Expire within one year	Expire after one year	Total
Letters of credit outstanding	$369,635	$95,055	$464,690
Unused lines of credit (1)	950,619	—	950,619
Commitments to fund additional advances (2)	92,460	—	92,460
Commitments to fund or purchase mortgage loans, net (3)	49,856	—	49,856
Unsettled CO bonds, at par	358,000	—	358,000
Unsettled discount notes, at par	27,115	—	27,115

(1)	Maximum line of credit amount per member is $50,000.

(2)	Generally for periods up to six months.

(3)	Generally for periods up to 91 days.

Pledged Collateral. At March 31, 2019 and December 31, 2018, we had pledged cash collateral, at par, of $198,746 and $127,942, respectively, to counterparties and clearing agents. At March 31, 2019 and December 31, 2018, we had not pledged any securities as collateral.

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

Additional discussion of other commitments and contingencies is provided in Note 4 - Advances; Note 5 - Mortgage Loans Held for Portfolio; Note 7 - Derivatives and Hedging Activities; Note 8 - Consolidated Obligations; Note 10 - Capital; and Note 13 - Estimated Fair Values.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Note 15 - Related Party and Other Transactions

Transactions with Related Parties. The following table presents the aggregate outstanding balances with directors' financial institutions and their balance as a percent of the total balance on our statement of condition.

	March 31, 2019		December 31, 2018
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$44,251	2%	$43,315	2%
Advances	602,732	2%	600,869	2%

The par values at March 31, 2019 reflect changes in the composition of directors' financial institutions effective January 1, 2019, due to changes in board membership resulting from the 2018 director election.

The following table presents transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2019	2018
Net capital stock issuances (redemptions and repurchases)	$26	$846
Net advances (repayments)	38,239	(97,300)
Mortgage loan purchases	4,594	6,355

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to other FHLBanks.

	Three Months Ended March 31,
Loans to other FHLBanks	2019	2018
Disbursements	$—	$(300,000)
Principal repayments	—	300,000

There were no borrowings from other FHLBanks during the three months ended March 31, 2019 or 2018. There were no loans to or borrowings from other FHLBanks outstanding at March 31, 2019 or December 31, 2018.

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
VaR: Value at Risk
VIE: Variable Interest Entity
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2018 Form 10-K and the Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

At its meeting in March 2019, the FOMC announced that it is keeping the Federal Funds target rate unchanged at 2.25% - 2.5%. The accompanying statement indicated that it is maintaining a cautious and data-dependent approach to setting short-term interest rate targets, considering the current and expected rates of inflation and global economic conditions. Furthermore, the FOMC announced its intent to decelerate the monthly sale of bond holdings from "up to $30 billion" to "up to $15 billion" beginning in May 2019, and verified its plan to end the ongoing balance sheet runoff of bonds in September of 2019, barring any unforeseen global economic and market conditions.

Yields on U.S. Treasuries decreased during the first quarter of 2019 relative to the prevailing yields at the end of the fourth quarter of 2018. Over the course of the first quarter of 2019, parts of the U.S. Treasury yield curve were inverted, meaning the shorter-term bond yields exceeded longer-term bond yields. This market condition has often been a precursor to slowing economic growth and is one of many leading economic indicators that are often used by economists in economic forecasting. Despite the periodic instances of an inversion of the yield curve in certain maturity ranges in the first quarter, the Conference Board’s March 2019 leading economic index increased by 0.4%, following a 0.14% increase in February and no change in January. The Conference Board’s assessment of the March leading, coincident, and lagging indicators is that U.S. economic growth continues to moderate and is "likely to decelerate toward its long-term potential of about 2% by year end." During the first quarter, both domestic and international stock market indices reported solid total returns. At March 31, 2019, the S&P 500 posted a year-to-date total return of 13.6%, following a total return of -6.24% in 2018. Labor markets remain tight with the March 2019 Bureau of Labor Statistics release reporting the national unemployment rate of 3.8%. Notable job gains occurred in health care and professional services.

Housing markets had begun to show signs of faltering toward the end of 2018 in terms of housing starts and new mortgage applications. However, according to the National Association of Realtors (NAR), housing markets began to "surge" in February, led by an increase in sales of 1-4 family homes, which were up 11.8% over January. The monthly increase was the largest month-over-month gain since December 2015. Home prices have continued to increase rapidly, leading to a shortage of affordable housing units. The NAR reports that housing inventory, in terms of months of market supply, has declined steadily over the past 9 months, leading to further home price appreciation.

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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Statement of Condition:
Advances	$32,830	$32,728	$33,567	$33,888	$32,965
Mortgage loans held for portfolio, net	11,398	11,385	11,294	10,888	10,496
Cash and short-term investments	6,787	7,610	8,056	6,279	4,386
Investment securities	14,985	13,378	13,240	13,069	13,222
Total assets	66,383	65,412	66,472	64,452	61,392

Discount notes	21,254	20,895	22,650	21,987	19,556
CO bonds	40,376	40,266	39,564	38,123	37,779
Total consolidated obligations	61,630	61,161	62,214	60,110	57,335

MRCS	174	169	164	181	164

Capital stock	1,985	1,931	1,901	1,892	1,881
Retained earnings	1,084	1,078	1,061	1,043	993
AOCI	70	42	95	86	135
Total capital	3,139	3,051	3,057	3,021	3,009

Statement of Income:
Net interest income	$57	$75	$73	$70	$70
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	3	(9)	(7)	31	6
Other expenses	23	23	23	24	22
AHP assessments	4	4	4	8	6
Net income	$33	$39	$39	$69	$48

Selected Financial Ratios:
Net interest margin (1)	0.36%	0.46%	0.44%	0.45%	0.46%
Return on average equity (2)	4.37%	5.01%	5.05%	6.20%	6.57%
Return on average assets (2)	0.21%	0.24%	0.23%	0.30%	0.31%

Weighted average dividend rate (3)	5.50%	4.50%	4.50%	4.25%	6.75%
Dividend payout ratio (4)	79.99%	55.66%	54.18%	28.50%	64.15%

Total capital ratio (5)	4.73%	4.66%	4.60%	4.69%	4.90%
Total regulatory capital ratio (6)	4.89%	4.86%	4.70%	4.83%	4.95%
Average equity to average assets	4.75%	4.70%	4.62%	4.83%	4.75%

(1)	Annualized net interest income expressed as a percentage of average interest-earning assets.

(2)	Annualized, as appropriate.

(3)	Annualized dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.

(4)
Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, would be 69%, 55%, 31%, 41% and 67%, respectively.

(5)	Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.

(6)	Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2019 and 2018. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Comparative Highlights	2019	2018	$ Change	% Change
Net interest income	$57	$70	$(13)	(19%)
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	57	70	(13)	(19%)
Other income (loss)	3	6	(3)
Other expenses	23	22	1
Income before assessments	37	54	(17)	(31%)
AHP assessments	4	6	(2)
Net income	33	48	(15)	(31%)
Total other comprehensive income (loss)	27	23	4
Total comprehensive income	$60	$71	$(11)	(15%)

The decrease in net income for the three months ended March 31, 2019 compared to the corresponding period in the prior year was primarily due to hedging losses resulting from derivatives in a fair-value relationship. In general, we hold the derivatives and associated hedged items to the maturity, call, or put date. As a result, we expect to recover nearly all of the net losses on these financial instruments over the remaining contractual terms of the hedged items.

Changes in Financial Condition for the Three Months Ended March 31, 2019. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2019	December 31, 2018	$ Change	% Change
Advances	$32,830	$32,728	$102	—%
Mortgage loans held for portfolio, net	11,398	11,385	13	—%
Cash and short-term investments (1)	6,787	7,610	(823)	(11%)
Investment securities and other assets (2)	15,368	13,689	1,679	12%
Total assets	$66,383	$65,412	$971	1%

Consolidated obligations	$61,630	$61,161	$469	1%
MRCS	174	169	5	3%
Other liabilities	1,440	1,031	409	40%
Total liabilities	63,244	62,361	883	1%

Capital stock	1,985	1,931	54	3%
Retained earnings (3)	1,084	1,078	6	1%
AOCI	70	42	28	65%
Total capital	3,139	3,051	88	3%

Total liabilities and capital	$66,383	$65,412	$971	1%

Total regulatory capital (4)	$3,243	$3,178	$65	2%

(1)	Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.

(2)	Includes trading, AFS and HTM securities.

(3)	Includes restricted retained earnings at March 31, 2019 and December 31, 2018 of $229 million and $222 million, respectively.

(4)	Total capital less AOCI plus MRCS.

The increase in total assets at March 31, 2019 compared to December 31, 2018 was primarily driven by purchases of investment securities.

The increase in total liabilities at March 31, 2019 compared to December 31, 2018 was attributable to a net increase in consolidated obligations to support the Bank's growth in assets, an increase in traded but not settled securities purchases and an increase in deposit liabilities due to member preferences.

The increase in total capital at March 31, 2019 compared to December 31, 2018 was primarily due to additional capital stock issued and comprehensive income, partially offset by dividends to shareholders.

Analysis of Results of Operations for the Three Months Ended March 31, 2019 and 2018.

Net Interest Income. The decrease in net interest income for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily due to hedging losses resulting from derivatives in a fair-value relationship. In accordance with an amendment to accounting guidance effective January 1, 2019, hedging gains (losses) on qualifying fair- value hedging relationships are reported prospectively in net interest income instead of other income. As a result, net interest income after provision for credit losses for the first quarter of 2019 was reduced by $14 million.

The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Income/ Expense	Average Yield (1)	Average Balance	Interest Income/ Expense	Average Yield (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$6,624	$40	2.46%	$4,769	$17	1.48%
Investment securities (2)	14,141	93	2.67%	12,963	75	2.36%
Advances (3)	31,473	212	2.73%	33,246	144	1.75%
Mortgage loans held for portfolio (3)	11,384	96	3.43%	10,426	84	3.25%
Other assets (interest-earning) (4)	774	4	2.23%	941	3	1.39%
Total interest-earning assets	64,396	445	2.81%	62,345	323	2.10%
Other assets (5)	372			455
Total assets	$64,768			$62,800

Liabilities and Capital:
Interest-bearing deposits	$547	3	2.22%	$610	2	1.31%
Discount notes	19,834	119	2.44%	20,589	70	1.39%
CO bonds (3)	40,303	263	2.65%	37,979	178	1.90%
MRCS	173	3	6.38%	164	3	6.79%
Total interest-bearing liabilities	60,857	388	2.59%	59,342	253	1.73%
Other liabilities	835			475
Total capital	3,076			2,983
Total liabilities and capital	$64,768			$62,800

Net interest income		$57			$70

Net spread on interest-earning assets less interest-bearing liabilities			0.22%			0.37%

Net interest margin (6)			0.36%			0.46%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

(1)	Annualized.

(2)
Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense includes the effects of associated derivative transactions.

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

(5)	Includes changes in the estimated fair value of AFS securities, grantor trust assets, and in 2018, the effect of OTTI-related non-credit losses on AFS and HTM securities.

(6)	Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Yields. The average yield on total interest-earning assets for the three months ended March 31, 2019 was 2.81%, an increase of 71 bps compared to the corresponding period in 2018, resulting primarily from increases in market interest rates that led to higher yields on advances and investments. The average cost of total interest-bearing liabilities was 2.59%, an increase of 86 bps due to higher funding costs on consolidated obligations. The net effect was a decrease in the net interest spread of 15 bps to 0.22% for the three months ended March 31, 2019 from 0.37% for the corresponding period in 2018. Including the hedging losses from derivatives in a fair-value relationship prospectively in net interest income for the three months ended March 31, 2019 caused 9 bps of that net decrease.

Average Balances. The average balances outstanding of interest earning assets for the three months ended March 31, 2019 increased by 3% compared to the corresponding period in 2018. The average balance of short-term investments increased by 39% in light of new liquidity guidance from the Finance Agency. The average balance of investment securities increased by 9% due to purchases of trading and AFS securities. The average balance of mortgage loans held for portfolio increased by 9% due to strong demand by our members for Advantage MPP. These increases were partially offset by a decrease in the average balance of advances of 5%, generally driven by member funding needs. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations outstanding to fund the increases in the average balances of interest-earning assets.

Provision for Credit Losses. The change in the provision for (reversal of) credit losses for the three months ended March 31, 2019 compared to the corresponding period in 2018 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2019	2018
Net gains (losses) on trading securities	$4	$—
Net gains (losses) on derivatives and hedging activities	(3)	6
Other	2	—
Total other income (loss)	$3	$6

The decrease in total other income for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily due to net losses on derivatives and hedging activities, partially offset by net gains on trading securities.

Net Gains (Losses) on Trading Securities. In January 2019, the Bank began purchasing U.S. Treasury securities. Those securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. These trading securities are being hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives.

Net Gains (Losses) on Derivatives and Hedging Activities. In prior periods, for qualifying fair-value hedging relationships, the differences between the change in the estimated fair value of the hedged items attributable to the hedged risk and the change in the estimated fair value of the associated interest-rate swaps, i.e., hedge ineffectiveness, were reported in other income. Beginning January 1, 2019, such differences are reported in net interest income. See Notes to Financial Statements - Note 2 - Recently Adopted Accounting Guidance for more information.

The table below presents the net effect of derivatives and hedging activities that are reported in either net interest income or other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2019	2018
Net changes in fair value (1)	$(14)	$7
Price alignment interest (2)	(1)	—
Net interest settlements on derivatives (1) (3)	17	(1)
Amortization/accretion of hedging relationships	(3)	—

Net gains on trading securities	4	—

Net gains (losses) on derivatives not designated as hedging instruments (3) (4)	(3)	(1)

Net effect of derivatives and hedging activities (3)	$—	$5

(1)	Relates to derivatives and hedged items in qualifying fair-value hedging relationships.

(2)	Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

(3)	Excludes the interest income/expense of the respective hedged items.

(4)	Includes net interest settlements on derivatives that are not in qualifying fair-value hedging relationships.

The changes in fair value for the three months ended March 31, 2019 and 2018 were primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly Fannie Mae Delegated Underwriting and Servicing (DUS) MBS. As a result of issuing floating rate notes to fund these MBS purchases instead of swapped fixed-rate notes, the funding and operational costs have been reduced but there is less offsetting hedge impact, resulting in higher hedging gains or losses.

However, since we generally hold derivatives and hedged items to the maturity, call or put date, we expect to recover nearly all of the net hedging losses on our financial instruments for the three months ended March 31, 2019 over the remaining contractual terms of the hedged items.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2019	2018
Compensation and benefits	$14	$13
Other operating expenses	6	6
Finance Agency and Office of Finance expenses	2	2
Other	1	1
Total other expenses	$23	$22

The increase in total other expenses for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily due to increases in compensation, primarily driven by salary increases and higher head count.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2019 and 2018 consisted substantially of unrealized gains on AFS securities.

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

	Three Months Ended March 31,
Traditional	2019	2018
Net interest income	$39	$52
Provision for (reversal of) credit losses	—	—
Other income (loss)	3	6
Other expenses	20	19
Income before assessments	22	39
AHP assessments	2	4
Net income	$20	$35

The decrease in net income for the traditional segment for the three months ended March 31, 2019 compared to the corresponding period in 2018 was primarily due to hedging losses resulting from derivatives in a fair-value relationship. In accordance with an amendment to accounting guidance effective January 1, 2019, hedging gains (losses) on qualifying fair- value hedging relationships are reported prospectively in net interest income instead of other income.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2019	2018
Net interest income	$18	$18
Provision for (reversal of) credit losses	—	—
Other income (loss)	—	—
Other expenses	3	3
Income before assessments	15	15
AHP assessments	2	2
Net income	$13	$13

The slight increase in net income for the mortgage loans segment for the three months ended March 31, 2019 compared to the corresponding period in 2018 (in thousands) was due to higher net interest income, due primarily to higher average balances.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2019		December 31, 2018
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$32,830	49%	$32,728	50%
Mortgage loans held for portfolio, net	11,398	17%	11,385	17%
Cash and short-term investments	6,787	10%	7,610	12%
Investment securities	14,985	23%	13,378	21%
Other assets (1)	383	1%	311	—%
Total assets	$66,383	100%	$65,412	100%

(1)	Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $66.4 billion as of March 31, 2019, a net increase of $1.0 billion or 1% compared to December 31, 2018, primarily driven by purchases of investment securities.

Advances. Advances at carrying value totaled $32.8 billion at March 31, 2019, a net increase of $102 million or 0.3% compared to December 31, 2018.

Advances to depository members, comprising commercial banks, savings institutions and credit unions, decreased by 3%. Advances to insurance company members increased by 4%. Advances to depository institutions, as a percent of total advances outstanding, were 51% at March 31, 2019, while advances to insurance companies were 49%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2019		December 31, 2018
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$13,806	42%	$14,019	43%
Credit unions	2,755	9%	3,099	10%
Total depository institutions	16,561	51%	17,118	53%

Insurance companies:
Captive insurance companies (1)	2,941	9%	2,936	9%
Other insurance companies	13,057	40%	12,491	38%
Total insurance companies	15,998	49%	15,427	47%

Total members	32,559	100%	32,545	100%

Former members	274	—%	284	—%

Total advances	$32,833	100%	$32,829	100%

(1)	Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances in the 2018 Form 10-K.

Our advance portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Borrowing patterns between our insurance company and depository members tend to differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles.

Our advance portfolio includes fixed- and variable-rate advances, as well as callable or prepayable and putable advances. Prepayable advances may be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment of the advance.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2019		December 31, 2018
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$13,965	43%	$14,670	45%
Due after 1 year	7,342	22%	6,927	21%
Total	21,307	65%	21,597	66%

Callable or prepayable
Due in 1 year or less	10	—%	10	—%
Due after 1 year	49	—%	39	—%
Total	59	—%	49	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	3,784	12%	3,103	10%
Total	3,784	12%	3,103	10%

Other (2)
Due in 1 year or less	122	—%	133	—%
Due after 1 year	134	—%	140	—%
Total	256	—%	273	—%

Total fixed-rate	25,406	77%	25,022	76%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	77	—%	349	1%
Due after 1 year	30	—%	—	—%
Total	107	—%	349	1%

Callable or prepayable
Due in 1 year or less	689	2%	435	1%
Due after 1 year	6,631	21%	7,023	22%
Total	7,320	23%	7,458	23%

Total variable-rate	7,427	23%	7,807	24%

Total advances	$32,833	100%	$32,829	100%

(1)	Includes advances without call or put options.

(2)	Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less decreased from 47% of the total outstanding, at par, at December 31, 2018 to 45% of the total outstanding, at par, at March 31, 2019, reflecting members' decreased demand for short-term funding. See Notes to Financial Statements - Note 4 - Advances for additional information.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2019		December 31, 2018
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$9,932	89%	$9,874	89%
Conventional Original	659	6%	688	6%
FHA	305	3%	314	3%
Total MPP	10,896	98%	10,876	98%

MPF Program:
Conventional	202	2%	208	2%
Government	53	—%	54	—%
Total MPF Program	255	2%	262	2%

Total mortgage loans held for portfolio	$11,151	100%	$11,138	100%

The increase in the UPB of mortgage loans held for portfolio was due to purchases under Advantage MPP exceeding repayments of outstanding MPP and MPF Program loans. Over time, the outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

We have established and maintain an allowance for loan losses based on our best estimate of probable losses over the loss emergence period, which we have estimated to be 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $4 million at both March 31, 2019 and December 31, 2018. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for MPP loan losses was less than $1 million at both March 31, 2019 and December 31, 2018. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in our 2018 Form 10-K.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components of Cash and Investments	March 31, 2019	December 31, 2018	Change
Cash and short-term investments:
Cash and due from banks	$73	$101	$(28)
Interest-bearing deposits	317	1,211	(894)
Securities purchased under agreements to resell	3,297	3,213	84
Federal funds sold	3,100	3,085	15
Total cash and short-term investments	6,787	7,610	(823)

Investment securities:
Trading securities:
U.S. obligations	1,122	—	1,122
Total trading securities	1,122	—	1,122

AFS securities:
GSE and TVA debentures	4,338	4,277	61
GSE MBS	4,070	3,427	643
Total AFS securities	8,408	7,704	704

HTM securities:
Other U.S. obligations - guaranteed MBS	3,389	3,469	(80)
GSE MBS	2,066	2,205	(139)
Total HTM securities	5,455	5,674	(219)

Total investment securities	14,985	13,378	1,607

Total cash and investments, carrying value	$21,772	$20,988	$784

Cash and Short-Term Investments. Cash and short-term investments totaled $6.8 billion at March 31, 2019, a decrease of 11% compared to December 31, 2018, due to the Bank's purchase of U.S. Treasuries as trading securities to enhance its liquidity in light of new liquidity guidance from the Finance Agency. Cash and short-term investments as a percent of total assets were 10% at March 31, 2019, compared to 12% at December 31, 2018.

Investment Securities. In January 2019, the Bank began purchasing U.S. Treasuries as trading securities. Trading securities totaled $1.1 billion at March 31, 2019.

AFS securities totaled $8.4 billion at March 31, 2019, a net increase of 9% compared to $7.7 billion at December 31, 2018. The increase resulted from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities totaled $80 million at March 31, 2019, an increase of $27 million compared to December 31, 2018, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $5.5 billion at March 31, 2019, a net decrease of 4% compared to $5.7 billion at December 31, 2018. At March 31, 2019, the estimated fair value of our HTM securities totaled $5.5 billion, of which $2.8 billion was in an unrealized loss position, an increase of 16% from $2.4 billion at December 31, 2018, primarily due to changes in interest rates, credit spreads and volatility. The associated unrealized losses increased from $16 million at December 31, 2018 to $18 million at March 31, 2019.

Interest-Rate Payment Terms. Our AFS and HTM securities are presented below at amortized cost by interest-rate payment terms ($ amounts in millions).

	March 31, 2019		December 31, 2018
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,294	52%	$4,240	55%
MBS:
Fixed-rate	4,034	48%	3,411	45%
Total MBS	4,034	48%	3,411	45%

Total AFS securities	$8,328	100%	$7,651	100%

HTM Securities:
MBS:
Fixed-rate	$936	17%	$936	16%
Variable-rate	4,519	83%	4,738	84%
Total MBS	5,455	100%	5,674	100%

Total HTM securities	$5,455	100%	$5,674	100%

AFS and HTM Investment Securities:
Total fixed-rate	$9,264	67%	$8,587	64%
Total variable-rate	4,519	33%	4,738	36%

Total AFS and HTM investment securities	$13,783	100%	$13,325	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2019 was slightly higher compared to December 31, 2018, primarily due to purchases of fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $63.2 billion at March 31, 2019, a net increase of 1% compared to December 31, 2018, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $699 million at March 31, 2019, a net increase of 40% compared to December 31, 2018. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at March 31, 2019 totaled $61.6 billion, a net increase of $469 million or 1% from December 31, 2018. This increase supported the increase in the Bank's assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2019		December 31, 2018
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$21,321	35%	$20,953	34%
CO bonds	19,752	32%	18,457	30%
Total due in 1 year or less	41,073	67%	39,410	64%
Long-term CO bonds	20,684	33%	21,918	36%
Total consolidated obligations	$61,757	100%	$61,328	100%

The percentage due in 1 year or less increased from 64% at December 31, 2018 to 67% at March 31, 2019 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). For more detailed information regarding contractual maturities of certain of our financial assets and liabilities, see Notes to Financial Statements - Note 3 - Investment Securities, Note 4 - Advances, and Note 8 - Consolidated Obligations.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2019	December 31, 2018
Advances	$14,895	$13,980
Investments	10,226	8,562
Mortgage loans	1,101	1,038
CO bonds	13,737	14,239
Total notional	$39,959	$37,819

The increase in the total notional amount during the three months ended March 31, 2019 of 6% was primarily due to purchases of U.S. Treasuries in economic hedging relationships.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statements of condition ($ amounts in millions).

March 31, 2019	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(7)	$(98)	$55	$(50)
Estimated fair value of associated derivatives, net	9	64	(48)	25
Net cumulative fair-value hedging basis adjustments	$2	$(34)	$7	$(25)

Total Capital. Total capital at March 31, 2019 was $3.1 billion, a net increase of $88 million or 3% compared to December 31, 2018. This increase was primarily a result of the additional capital stock issued and comprehensive income, partially offset by dividends to shareholders.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2019	December 31, 2018
Capital stock	63%	63%
Retained earnings	35%	36%
AOCI	2%	1%
Total GAAP capital	100%	100%

The components of GAAP capital were relatively unchanged at March 31, 2019 compared to December 31, 2018.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2019	December 31, 2018
Total GAAP capital	$3,139	$3,051
Exclude: AOCI	(70)	(42)
Add: MRCS	174	169
Total regulatory capital	$3,243	$3,178

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash and short-term investments and trading securities, and the issuance of consolidated obligations.

Our cash and short-term investments totaled $6.8 billion at March 31, 2019. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities totaled $1.1 billion at March 31, 2019 and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at March 31, 2019 totaled $7.9 billion or 12% of total assets.

During the three months ended March 31, 2019, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $100.9 billion. However, to protect us against temporary disruptions in access to the debt markets, the Finance Agency currently requires us to: (i) maintain contingent liquidity sufficient to cover, at a minimum, ten calendar days of inability to issue consolidated obligations; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in specific assets; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under hypothetical adverse scenarios. For information concerning the Finance Agency’s liquidity guidance, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Advisory Bulletin in our 2018 Form 10-K.

Portions of the Finance Agency's liquidity guidance Advisory Bulletin relating to funding gap measures were implemented on December 31, 2018; the standby letters of credit component of the base case liquidity provisions was implemented by March 31, 2019. Phased-in measures for the cash flow component of the base case liquidity provisions began on March 31, 2019 with full implementation planned as required by December 31, 2019.

New or amended regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash used in operating activities was $82 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of $165 million for the three months ended March 31, 2018. The decrease was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock, categorized by type of member institution, and MRCS ($ amounts in millions).

	March 31, 2019		December 31, 2018
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Depository institutions:
Commercial banks and savings institutions	$1,012	47%	$985	47%
Credit unions	265	12%	263	12%
Total depository institutions	1,277	59%	1,248	59%
Insurance companies	709	33%	683	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	1,986	92%	1,931	92%

MRCS:
Captive insurance companies	136	6%	132	6%
Former members (1)	38	2%	37	2%
Total MRCS	174	8%	169	8%

Total regulatory capital stock	$2,160	100%	$2,100	100%

(1)
Balances at both March 31, 2019 and December 31, 2018 include $1 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	March 31, 2019	December 31, 2018
Member capital stock not subject to outstanding redemption requests	$482	$450
Member capital stock subject to outstanding redemption requests	1	1
MRCS	31	25
Total excess capital stock	$514	$476

Excess stock as a percentage of regulatory capital stock	24%	23%

The increase in excess stock during the three months ended March 31, 2019 resulted primarily from advance activity.

Capital Distributions. On April 25, 2019, our board of directors declared a cash dividend of 5.50% (annualized) on our Class B-1 capital stock and 4.40% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2019 and December 31, 2018 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2019	December 31, 2018
Credit risk	$310	$307
Market risk	310	298
Operations risk	186	182
Total risk-based capital requirement	$806	$787

Permanent capital	$3,244	$3,178

The increase in the total risk-based capital requirement was primarily caused by a slight increase in the market risk component. Our permanent capital at March 31, 2019 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At March 31, 2019, principal previously paid in full by our MPP servicers totaling $2 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in our 2018 Form 10-K.

Critical Accounting Policies and Estimates

We determined that three of our accounting policies and estimates are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies pertain to:

•	Derivatives and hedging activities (see Notes to Financial Statements - Note 7 - Derivatives and Hedging Activities for more detail);

•	Fair value estimates (see Notes to Financial Statements - Note 13 - Estimated Fair Values for more detail); and

•	Provision for credit losses (see Notes to Financial Statements - Note 6 - Allowance for Credit Losses for more detail).

A full discussion of our critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2018 Form 10-K. See below for additional information regarding certain of these policies.

Provision for Credit Losses.

Mortgage Loans Acquired under the MPP. Our allowance for loan losses incorporates our analysis of delinquent conventional MPP loans, using the estimated fair value of the underlying collateral, further reduced by estimated liquidation costs.

As part of our loan loss analysis at December 31, 2018, we considered an adverse scenario whereby we used a haircut on our underlying collateral values of 20% for delinquent conventional loans, including individually evaluated loans. We consider such a haircut to represent the most distressed scenario that is reasonably possible to occur over the loss emergence period of 24 months. In this distressed scenario, while holding all other assumptions constant, our estimated incurred losses remaining after borrowers' equity, but before credit enhancements, would increase by approximately $2.2 million. However, such increase would be substantially offset by credit enhancements. Based upon subsequent changes in underlying collateral values, we would not expect this amount to have significantly changed at March 31, 2019. Therefore, the allowance for loan losses continues to be based upon our best estimate of the probable losses over the loss emergence period that would not be recovered from the credit enhancements.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows see Notes to Financial Statements - Note 2 - Recently Adopted Accounting Guidance.

Legislative and Regulatory Developments.

Joint Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities. On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Finance Agency (collectively, "Agencies") jointly adopted interim final rules ("Interim Rule") amending the Agencies’ regulations that established minimum margin and capital requirements ("Margin Rules") for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, "Covered Swap Entities") under the jurisdiction of one of the Agencies. The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom ("UK") from the European Union ("EU"), commonly referred to as "Brexit". If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.

We have UK-based uncleared swap counterparties that may choose to transfer their uncleared swap portfolios, including any such swaps with us, to a related entity in the EU or the United States. If any of our legacy uncleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules.

On April 1, 2019, the CFTC adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019.

We do not expect the Interim Rule (or the CFTC's version of the Interim Rule) to materially affect our financial condition or results of operations.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2018 Form 10-K for more information.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products. New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of March 31, 2019, one such captive insurance company member's total outstanding balance of credit products exceeded the percentage limit. Therefore, no new or renewed credit extensions have been extended to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2019, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

March 31, 2019	AA	A	Total
Domestic	$—	$2,166	$2,166
Australia	850	—	850
Singapore	400	—	400
Total unsecured credit exposure	$1,250	$2,166	$3,416

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At March 31, 2019 these investments totaled 293% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2019	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$316	$—	$—	$317
Securities purchased under agreements to resell	—	3,297	—	—	—	3,297
Federal funds sold	—	1,250	1,850	—	—	3,100
Total short-term investments	—	4,548	2,166	—	—	6,714
Long-term investments:
U.S. Treasury obligations	—	1,122	—	—	—	1,122
GSE and TVA debentures	—	4,338	—	—	—	4,338
GSE MBS	—	6,136	—	—	—	6,136
Other U.S. obligations - guaranteed RMBS	—	3,389	—	—	—	3,389
Total long-term investments	—	14,985	—	—	—	14,985

Total investments, carrying value	$—	$19,533	$2,166	$—	$—	$21,699

Percentage of total	—%	90%	10%	—%	—%	100%

December 31, 2018
Short-term investments:
Interest-bearing deposits	$—	$1	$1,210	$—	$—	$1,211
Securities purchased under agreements to resell	—	3,213	—	—	—	3,213
Federal funds sold	—	1,630	1,455	—	—	3,085
Total short-term investments	—	4,844	2,665	—	—	7,509
Long-term investments:
GSE and TVA debentures	—	4,277	—	—	—	4,277
GSE MBS	—	5,632	—	—	—	5,632
Other U.S. obligations - guaranteed RMBS	—	3,469	—	—	—	3,469
Total long-term investments	—	13,378	—	—	—	13,378

Total investments, carrying value	$—	$18,222	$2,665	$—	$—	$20,887

Percentage of total	—%	87%	13%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended March 31, 2019
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$7	$167	$174
Additions	—	3	3
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$7	$170	$177

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lowest credit ratings from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2019	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - AA	$282	$3	$—	$3
Uncleared derivatives - A	6,047	6	2	8
Cleared derivatives (1)	21,232	16	139	155
Liability positions with credit exposure
Uncleared derivatives - AA	350	(1)	1	—
Uncleared derivatives - A	11,877	(46)	56	10
Total derivative positions with credit exposure to non-member counterparties	39,788	(22)	198	176
Total derivative positions with credit exposure to member institutions (2)	33	—	—	—
Subtotal - derivative positions with credit exposure	39,821	$(22)	$198	$176
Derivative positions without credit exposure	138
Total derivative positions	$39,959

(1)	Represents derivative transactions cleared by two clearinghouses (one rated A+ and the other unrated).

(2)	Includes MDCs from member institutions under our MPP.

Replacement of the LIBOR Benchmark Interest Rate. In July 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the UK, announced that it will plan for a phase-out of regulatory oversight of LIBOR interest rate indices. The FCA indicated that it will cease persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, and that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

Most of our advances, investments, consolidated obligation bonds, derivative assets, derivative liabilities, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. As a result, we are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement on an ongoing basis. We have also developed an evolving transition plan that will change with market developments and member needs. The key components of our LIBOR replacement plan are: exposure, fallback language, information technology systems preparation, and balance sheet strategy. We have assessed our current exposure to LIBOR including completing an inventory of all financial instruments impacted and identifying financial instruments and contracts that may require adding or adjusting fallback language. We are assessing our operational readiness including potential effects on core Bank systems and replacing LIBOR references in policies and procedures. From a balance sheet management perspective, we have participated in the issuance of SOFR-indexed debt. Additionally, we have implemented OIS as an alternative interest rate hedging strategy for certain financial instruments.

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

Date	VaR
March 31, 2019	$310
December 31, 2018	298

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

March 31, 2019	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,305	$3,255	$3,195	$3,103	$3,059
Percent change in MVE from base	3.5%	1.9%	0%	(2.9)%	(4.3)%
MVE/Book value of equity (2)	99.8%	98.2%	96.4%	93.7%	92.3%
Duration of equity (3)	3.2	1.8	2.3	2.9	(0.5)

December 31, 2018
MVE	$3,326	$3,276	$3,206	$3,110	$3,080
Percent change in MVE from base	3.7%	2.2%	0%	(3.0)%	(3.9)%
MVE/Book value of equity (2)	103.3%	101.8%	99.6%	96.6%	95.7%
Duration of equity (3)	1.3	1.7	2.8	2.4	(0.3)

(1)	Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.

(2)
The change in the base MVE/book value of equity from December 31, 2018 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment, changes in portfolio composition, and our hedging strategies.

(3)	We use interest-rate shocks in 50 bps increments to determine duration of equity.

Duration Gap. The base case duration gap was 0.07% and 0.09% at March 31, 2019 and December 31, 2018, respectively.

For information about our use of derivative hedges see, Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2018 Form 10-K.

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

As of March 31, 2019, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2018 Form 10-K.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 9, 2019	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 9, 2019	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

May 9, 2019	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer