Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Indianapolis
filed 2020-05-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2020
Class B Stock, par value $100	24,795,645

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," and the "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout that are defined herein or in the Defined Terms in Part I Item 1.

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
•political events, including federal government shutdowns, administrative, legislative, regulatory, or other developments, national or international health crises (such as the COVID-19 pandemic) and the responses of governments and financial markets to such crises, changes in international political structures and alliances, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSEs generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2020	December 31, 2019
Assets:
Cash and due from banks	$4,685,426	$220,294
Interest-bearing deposits (Note 3)	85	809,141
Securities purchased under agreements to resell (Note 3)	3,400,000	1,500,000
Federal funds sold (Note 3)	—	2,550,000
Trading securities (Note 3)	5,831,089	5,016,649
Available-for-sale securities, amortized cost of $9,920,371 and $8,394,665 (Note 3)	9,861,353	8,484,478
Held-to-maturity securities, net (estimated fair values of $4,780,664 and $5,216,206) (Note 3)	4,794,773	5,216,401
Advances (Note 4)	38,926,612	32,480,108
Mortgage loans held for portfolio, net (Note 5)	10,649,223	10,815,037
Accrued interest receivable	130,259	131,822
Premises, software, and equipment, net	35,636	36,549
Derivative assets, net (Note 6)	306,882	208,008
Other assets	44,503	42,288

Total assets	$78,665,841	$67,510,775

Liabilities:
Deposits	$2,821,496	$960,304
Consolidated obligations (Note 7):
Discount notes	29,652,551	17,676,793
Bonds	42,079,465	44,715,224
Total consolidated obligations, net	71,732,016	62,392,017
Accrued interest payable	136,470	178,981
Affordable Housing Program payable (Note 8)	39,423	38,084
Derivative liabilities, net (Note 6)	14,277	3,206
Mandatorily redeemable capital stock (Note 9)	323,125	322,902
Other liabilities	457,656	458,521

Total liabilities	75,524,463	64,354,015

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 20,979,193 and 19,737,727, respectively	2,097,919	1,973,773
Class B-2 issued and outstanding shares: 3,028 and 3,028, respectively	303	303
Total capital stock	2,098,222	1,974,076
Retained earnings:
Unrestricted	867,141	864,454
Restricted	256,763	250,854
Total retained earnings	1,123,904	1,115,308
Total accumulated other comprehensive income (loss) (Note 10)	(80,748)	67,376

Total capital	3,141,378	3,156,760

Total liabilities and capital	$78,665,841	$67,510,775

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,

	2020	2019
Interest Income:
Advances	$169,625	$211,754
Interest-bearing deposits	4,718	4,266
Securities purchased under agreements to resell	9,833	19,814
Federal funds sold	9,290	20,381
Trading securities	23,796	2,801
Available-for-sale securities	36,803	49,481
Held-to-maturity securities	29,133	40,884
Mortgage loans held for portfolio	82,021	96,253
Total interest income	365,219	445,634

Interest Expense:
Consolidated obligation discount notes	72,514	119,374
Consolidated obligation bonds	223,852	263,009
Deposits	2,735	2,994
Mandatorily redeemable capital stock	2,967	2,718
Total interest expense	302,068	388,095

Net interest income	63,151	57,539
Provision for (reversal of) credit losses	(3)	54

Net interest income after provision for credit losses	63,154	57,485

Other Income:
Net gains on trading securities	49,833	4,071
Net losses on derivatives and hedging activities	(50,950)	(3,422)
Service fees	160	193
Standby letters of credit fees	156	159
Other, net	(3,578)	2,015
Total other income (loss)	(4,379)	3,016

Other Expenses:
Compensation and benefits	14,385	14,133
Other operating expenses	7,309	5,974
Federal Housing Finance Agency	1,168	996
Office of Finance	1,274	1,136
Other	1,480	1,088
Total other expenses	25,616	23,327

Income before assessments	33,159	37,174

Affordable Housing Program assessments	3,613	3,989

Net income	$29,546	$33,185

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,

	2020	2019

Net income	$29,546	$33,185

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(148,831)	26,905

Pension benefits, net	707	347

Total other comprehensive income (loss)	(148,124)	27,252

Total comprehensive income (loss)	$(118,578)	$60,437

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2019 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			26,548	6,637	33,185	27,252	60,437

Proceeds from issuance of capital stock	564	56,487					56,487

Shares reclassified to mandatorily redeemable capital stock, net	(21)	(2,109)					(2,109)

Cash dividends on capital stock (5.50% annualized)			(26,545)	—	(26,545)		(26,545)

Balance, March 31, 2019	19,853	$1,985,330	$855,314	$229,136	$1,084,450	$68,939	$3,138,719

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income (loss)			23,637	5,909	29,546	(148,124)	(118,578)

Proceeds from issuance of capital stock	1,243	124,378					124,378

Shares reclassified to mandatorily redeemable capital stock, net	(2)	(232)					(232)

Cash dividends on capital stock (4.25% annualized)			(20,950)	—	(20,950)		(20,950)

Balance, March 31, 2020	20,982	$2,098,222	$867,141	$256,763	$1,123,904	$(80,748)	$3,141,378

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$29,546	$33,185
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	23,008	18,150
Changes in net derivative and hedging activities	(516,375)	(114,276)
Provision for (reversal of) credit losses	(3)	54
Net gains on trading securities	(49,833)	(4,071)
Changes in:
Accrued interest receivable	1,528	(11,354)
Other assets	(3,188)	(1,394)
Accrued interest payable	(42,511)	(568)
Other liabilities	24,357	(1,918)
Total adjustments, net	(563,017)	(115,377)

Net cash used in operating activities	(533,471)	(82,192)

Investing Activities:
Net change in:
Interest-bearing deposits	11,403	823,372
Securities purchased under agreements to resell	(1,900,000)	(84,793)
Federal funds sold	2,550,000	(15,000)
Trading securities:
Proceeds from maturities	400,000	—
Purchases	(1,164,607)	(1,117,818)
Available-for-sale securities:
Proceeds from maturities	22,000	—
Purchases	(1,032,839)	(315,000)
Held-to-maturity securities:
Proceeds from maturities	420,864	216,391
Advances:
Principal repayments	68,421,317	116,068,059
Disbursements to members	(74,178,468)	(116,072,114)
Mortgage loans held for portfolio:
Principal collections	573,013	244,645
Purchases from members	(360,105)	(257,582)
Purchases of premises, software, and equipment	(822)	(1,113)

Net cash used in investing activities	(6,238,244)	(510,953)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Financing Activities:
Changes in deposits	1,860,821	115,127
Net payments on derivative contracts with financing elements	2,368	(975)
Net proceeds from issuance of consolidated obligations:
Discount notes	84,066,250	95,442,803
Bonds	14,093,533	5,429,231
Payments for matured and retired consolidated obligations:
Discount notes	(72,093,154)	(95,087,066)
Bonds	(16,796,390)	(5,366,770)
Proceeds from issuance of capital stock	124,378	56,487
Proceeds from issuance of mandatorily redeemable capital stock	—	3,704
Payments for redemption/repurchase of mandatorily redeemable capital stock	(9)	(487)
Dividend payments on capital stock	(20,950)	(26,545)

Net cash provided by financing activities	11,236,847	565,509

Net increase (decrease) in cash and due from banks	4,465,132	(27,636)

Cash and due from banks at beginning of period	220,294	100,735

Cash and due from banks at end of period	$4,685,426	$73,099

Supplemental Disclosures:
Cash activities:
Interest payments	$335,473	$379,523
Affordable Housing Program payments	2,274	1,895
Non-cash activities:
Purchases of available-for-sale securities, traded but not yet settled	—	225,222
Capitalized interest on certain held-to-maturity securities	506	1,160
Par value of shares reclassified to mandatorily redeemable capital stock, net	232	2,109

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 1 - Summary of Significant Accounting Policies

Unless the context otherwise requires, the terms "we," "us," "our," and "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout these Notes to Financial Statements that are defined in the Defined Terms.

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2019 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2019 Form 10-K.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. The most significant estimates pertain to derivatives and hedging activities, and the fair value of financial instruments.

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2019 Form 10-K in Note 1 - Summary of Significant Accounting Policies. The adoption of ASU 2016-13, Measurement of Expected Credit Losses on Financial Instruments, resulted in the following revisions to our significant accounting policies.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We use the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which we do not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. For more information on the allowance methodology related to these investments, see Note 3 - Investments.

Investment Securities.

HTM Securities. HTM securities are evaluated quarterly for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the securities do not possess similar risk characteristics. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. For more information on the allowance methodology related to these investments, see Note 3 - Investments.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
AFS Securities. We individually evaluate our AFS securities for impairment on a quarterly basis. Impairment exists when the estimated fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there could be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with its amortized cost. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited by the amount of the unrealized loss and excludes any uncollectible accrued interest receivable, which is measured separately.

If we do not intend to sell an impaired AFS security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, any remaining difference between the security’s estimated fair value and amortized cost is recorded to net unrealized gains (losses) on AFS securities within OCI. If we intend to sell an impaired AFS security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses is charged off and the amortized cost basis is written down to the security’s estimated fair value at the reporting date with any such impairment reported in earnings as net gains (losses) on investment securities. For more information on the allowance methodology related to these investments, see Note 3 - Investments.

Advances. Our advances are evaluated on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the advances do not possess similar risk characteristics. If any credit losses are expected, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. For more information on the allowance methodology related to advances, see Note 4 - Advances.

Mortgage Loans Held for Portfolio. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses over the remaining life of each loan. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses.

We measure expected losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate all TDRs, any remaining exposure to delinquent conventional MPP loans paid in full by servicers, and collateral dependent loans. Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). The Bank estimates expected losses on collateral dependent loans by applying a practical expedient that considers the expected loss of a collateral dependent loan to be equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs.

When developing the allowance for credit losses, we consider how credit enhancements are expected to mitigate credit losses and reduce the allowance accordingly.

If a loan is purchased at a discount, the discount does not offset the allowance for credit losses.

The allowance excludes uncollectible accrued interest receivable, as we charge off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

For more information on the allowance methodology related to mortgage loans, see Note 5 - Mortgage Loans Held for Portfolio.

Off-Balance Sheet Credit Exposures. We evaluate our off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses is recorded in other liabilities with a corresponding adjustment to the provision for credit losses. For more information about our off-balance sheet credit exposures, see Note 13 - Commitments and Contingencies.

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

This guidance was effective for the interim and annual periods beginning on January 1, 2020 and was applied using a modified-retrospective method. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments, i.e. interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances, and mortgage loans held for portfolio, the adoption of this guidance had no effect on our allowance for credit losses, and therefore no cumulative-effect adjustment was recorded to retained earnings as of January 1, 2020.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). On August 28, 2018, the FASB issued guidance to update the disclosure requirements for fair value measurement. This guidance was issued as part of the FASB's disclosure framework project and is intended to improve disclosure effectiveness.

The guidance was effective for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance will allow us to eliminate an annual disclosure related to the process for determining the estimated fair value of Level 3 impaired mortgage loans held for portfolio, but had no effect on our financial condition, results of operations or cash flows.

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

This guidance was effective for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance on a prospective basis had no effect on our financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). On March 12, 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as HTM.

The guidance is effective from March 12, 2020 through December 31, 2022. We may elect to adopt the guidance for eligible contract modifications and hedging relationships existing as of January 1, 2020 and prospectively thereafter until the expiration date of the guidance. The one-time election to sell, transfer, or both sell and transfer debt securities classified as HTM may be made at any time after March 12, 2020, but no later than December 31, 2022.

We expect that we will elect to apply certain of the expedients and exceptions provided in the guidance; however, we are still evaluating the guidance and have yet to apply any of its provisions. Therefore, the impact of the adoption of the guidance on our financial condition, results of operations, or cash flows has not yet been determined.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity.

Allowance for Credit Losses. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by a NRSRO. At March 31, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at March 31, 2020 or December 31, 2019.

The carrying values of interest-bearing deposits at March 31, 2020 and December 31, 2019 exclude accrued interest receivable of $645 and $1,080, respectively.

Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at March 31, 2020 or December 31, 2019.

The carrying values of securities purchased under agreements to resell as of March 31, 2020 and December 31, 2019 exclude accrued interest receivable of $3 and $65, respectively.

Federal Funds Sold. Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty. We held no federal funds sold at March 31, 2020. At December 31, 2019, all investments in federal funds sold were repaid according to the contractual terms and no allowance for credit losses was recorded.

The carrying values of federal funds sold at December 31, 2019 exclude accrued interest receivable of $111.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2020	December 31, 2019
Non-mortgage-backed securities
U.S. Treasury obligations	$5,831,089	$5,016,649
Total trading securities at estimated fair value	$5,831,089	$5,016,649

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2020	2019
Net unrealized gains on trading securities held at period end	$48,463	$4,071
Net realized gains on trading securities that matured/sold during the period	1,370	—
Net gains on trading securities	$49,833	$4,071

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2020	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$4,061,918	$15,660	$(5,819)	$4,071,759
GSE MBS	5,858,453	12,054	(80,913)	5,789,594
Total AFS securities	$9,920,371	$27,714	$(86,732)	$9,861,353

December 31, 2019
GSE and TVA debentures	$3,885,012	$41,840	$—	$3,926,852
GSE MBS	4,509,653	51,200	(3,227)	4,557,626
Total AFS securities	$8,394,665	$93,040	$(3,227)	$8,484,478

(1) Includes adjustments made to the cost basis for accretion, amortization, net charge-offs, and, if applicable, fair-value hedging basis adjustments, and excludes accrued interest receivable of $30,420 and $32,963 at March 31, 2020 and December 31, 2019, respectively. Carrying value equals estimated fair value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$1,220,802	$(5,819)	$—	$—	$1,220,802	$(5,819)
GSE MBS	3,971,861	(68,430)	457,823	(12,483)	4,429,684	(80,913)
Total impaired AFS securities	$5,192,663	$(74,249)	$457,823	$(12,483)	$5,650,486	$(86,732)

December 31, 2019
GSE MBS	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)
Total impaired AFS securities	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$907,688	$909,338	$570,209	$571,588
Due after 1 year through 5 years	1,534,923	1,540,371	1,729,664	1,742,681
Due after 5 years through 10 years	1,559,189	1,561,579	1,489,144	1,514,978
Due after 10 years	60,118	60,471	95,995	97,605
Total non-MBS	4,061,918	4,071,759	3,885,012	3,926,852
Total MBS	5,858,453	5,789,594	4,509,653	4,557,626
Total AFS securities	$9,920,371	$9,861,353	$8,394,665	$8,484,478

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
March 31, 2020	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,947,016	$1,535	$(26,527)	$2,922,024
GSE MBS	1,847,757	19,191	(8,308)	1,858,640
Total HTM securities	$4,794,773	$20,726	$(34,835)	$4,780,664

December 31, 2019
MBS:
Other U.S. obligations - guaranteed MBS	$3,059,875	$6,948	$(13,217)	$3,053,606
GSE MBS	2,156,526	10,117	(4,043)	2,162,600
Total HTM securities	$5,216,401	$17,065	$(17,260)	$5,216,206

(1) Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable of $5,868 and $7,156 as of March 31, 2020 and December 31, 2019, respectively.
(2) Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.

Contractual Maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses on Investment Securities. At March 31, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by a NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

AFS Securities. At March 31, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because these losses are considered temporary and we expect to recover the entire amortized cost basis on these securities based upon the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis, (ii) all securities were highly-rated, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

HTM Securities. At March 31, 2020, we did not establish an allowance for credit losses on any HTM securities based on the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities, (ii) all securities were highly-rated and/or had short remaining terms to maturity, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Under the previous security impairment methodology for AFS and HTM securities, the Bank did not recognize any OTTI during the three months ended March 31, 2019.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	March 31, 2020		December 31, 2019
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$37	3.99
Due in 1 year or less	15,527,566	0.99	11,791,716	1.85
Due after 1 year through 2 years	1,748,992	1.94	2,106,315	2.12
Due after 2 years through 3 years	3,006,019	2.04	2,505,693	2.16
Due after 3 years through 4 years	3,159,068	2.24	2,625,446	2.44
Due after 4 years through 5 years	3,555,287	1.72	4,076,103	2.08
Thereafter	11,031,887	1.47	9,166,357	1.89
Total advances, par value	38,028,819	1.43	32,271,667	1.98
Fair-value hedging adjustments, net	896,665		207,111
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	1,128		1,330
Total advances (1)	$38,926,612		$32,480,108

(1) Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable of $25,056 and $27,019 as of March 31, 2020 and December 31, 2019.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Overdrawn demand and overnight deposit accounts	$—	$37	$—	$37
Due in 1 year or less	21,768,813	18,497,813	20,066,316	14,560,066
Due after 1 year through 2 years	1,604,292	1,514,015	2,894,992	3,329,315
Due after 2 years through 3 years	2,500,429	2,127,903	3,927,344	3,254,093
Due after 3 years through 4 years	2,689,468	2,117,546	2,934,348	3,025,551
Due after 4 years through 5 years	2,031,787	2,454,103	3,631,937	3,481,353
Thereafter	7,434,030	5,560,250	4,573,882	4,621,252
Total advances, par value	$38,028,819	$32,271,667	$38,028,819	$32,271,667

At March 31, 2020 and December 31, 2019, our top five borrowers held 43% and 42%, respectively, of total advances outstanding at par.
Allowance for Credit Losses on Advances. Our evaluation of credit losses on advances utilizes a basic framework that considers the adequacy of the advances' associated collateral and the associated members' willingness and ability to pledge additional collateral to satisfy any current or anticipated future deficiency. Our agreements with borrowers allow us, at any time and in our sole discretion, to require substitution of collateral, adjust the over-collateralization requirements applied to collateral, or refuse to make extensions of credit against any collateral. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem our Bank to be inadequately secured.

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. At March 31, 2020 and December 31, 2019, we had rights to collateral on a borrower-by-borrower basis with an estimated value, after haircuts, equal to or in excess of our advances outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

At March 31, 2020 and December 31, 2019, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the three months ended March 31, 2020 or 2019.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Note 5 - Mortgage Loans Held for Portfolio

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

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	March 31, 2020	December 31, 2019
Fixed-rate long-term mortgages	$9,518,843	$9,677,008
Fixed-rate medium-term (1) mortgages	905,312	908,526
Total mortgage loans held for portfolio, UPB	10,424,155	10,585,534
Unamortized premiums	227,232	231,807
Unamortized discounts	(2,112)	(2,158)
Fair-value hedging adjustments, net	248	154
Total mortgage loans held for portfolio	10,649,523	10,815,337
Allowance for credit losses	(300)	(300)
Total mortgage loans held for portfolio, net (2)	$10,649,223	$10,815,037

(1) Defined as a term of 15 years or less at origination.
(2) Excludes accrued interest receivable of $46,836 and $47,722 at March 31, 2020 and December 31, 2019, respectively.

Type	March 31, 2020	December 31, 2019
Conventional	$10,113,148	$10,263,249
Government-guaranteed or -insured	311,007	322,285
Total mortgage loans held for portfolio, UPB	$10,424,155	$10,585,534

Product	March 31, 2020	December 31, 2019
MPP	$10,212,615	$10,363,081
MPF Program	211,540	222,453
Total mortgage loans held for portfolio, UPB	$10,424,155	$10,585,534

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Conventional Mortgage Loans. We invest in conventional mortgage loans primarily through the MPP. Additionally, we hold participating interests in conventional mortgage loans that were originated by PFIs of the FHLBank of Topeka through the MPF Program.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended March 31,
LRA Activity	2020	2019
Liability, beginning of period	$186,585	$174,096
Additions	4,254	3,070
Claims paid	(45)	(87)
Distributions to PFIs	(514)	(442)
Liability, end of period	$190,280	$176,637

Credit Quality Indicators for Conventional Mortgage Loans and Other Delinquency Statistics. Payment status is the key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The tables below present the key credit quality indicators for our mortgage loans held for portfolio.

	Origination Year
Payment Status as of March 31, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$20,986	$18,887	$39,873
60-89 days	6,059	4,485	10,544
90 days or more	10,470	2,376	12,846
Total past due	37,515	25,748	63,263
Total current	3,675,107	6,596,249	10,271,356
Total conventional mortgage loans, amortized cost (1)	$3,712,622	$6,621,997	$10,334,619

Payment Status as of December 31, 2019	Conventional
Past due:
30-59 days	$44,479
60-89 days	9,868
90 days or more	10,668
Total past due	65,015
Total current	10,470,495
Total conventional mortgage loans, recorded investment (1)(2)	$10,535,510

Other Delinquency Statistics as of March 31, 2020	Conventional	Government	Total
In process of foreclosure (3)	$2,440	$—	$2,440
Serious delinquency rate (1)(4)	0.12%	0.87%	0.15%
Past due 90 days or more still accruing interest (1)(5)	$12,153	$2,752	$14,905
On non-accrual status	$1,179	$—	$1,179

Other Delinquency Statistics as of December 31, 2019
In process of foreclosure (3)	$2,071	$—	$2,071
Serious delinquency rate (1)(4)	0.10%	0.94%	0.13%
Past due 90 days or more still accruing interest (1)(5)	$10,127	$3,069	$13,196
On non-accrual status	$1,063	$—	$1,063

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
(1) Based on the amortized cost at March 31, 2020, which excludes accrued interest receivable. Based on the recorded investment at December 31, 2019, which includes accrued interest receivable.
(2) The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net of any unamortized premiums or discounts (which may include the basis adjustment related to any gain or loss on a delivery commitment prior to being funded) and direct charge-offs. The recorded investment is not net of any valuation allowance.
(3) Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.
(4) Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Our servicers repurchase seriously delinquent government loans, including FHA loans, when certain criteria are met.
(5) Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status.

Allowance for Credit Losses.

Collectively Evaluated Mortgage Loans. Conventional loans current to 179 days past due are collectively evaluated at the pool level using a recognized third-party credit and prepayment model, which considers both current and historical information and events and reasonable and supportable forecasts that rely upon certain key inputs and assumptions, to estimate potential ranges of credit loss exposure. The model uses a 3-year forecast of housing prices before full reversion to historical inputs over 5 years. Specifically, the loss projection is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency. Seriously delinquent conventional loans past due 180 days or more are also collectively evaluated at the pool level based on current and historical information and events and reasonable and supportable forecasts and are charged-off in accordance with our policy.

Prior to January 1, 2020, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months. For information on the prior methodology for evaluating credit losses, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in the 2019 Form 10-K.

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

We also individually evaluate any remaining exposure to delinquent MPP conventional loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The estimated fair value of the collateral is obtained from HUD statements, sales listings or other evidence of current expected liquidation amounts.

Interest income recognized on impaired MPP conventional loans was not material for the periods presented.

Qualitative Factors. We also assess qualitative factors in the estimation of credit losses. These factors represent a subjective management judgement based on facts and circumstances that exist as of the reporting date that are not ascribed to any specific measurable economic or credit event and are intended to address other inherent losses that may not otherwise be captured in our methodology.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Components and Rollforward of Allowance for Credit Losses. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP.

Components of Allowance for Credit Losses	March 31, 2020	December 31, 2019
MPP estimated losses remaining after borrower's equity, before credit enhancements	$8,043	$4,410
Portion of estimated expected losses recoverable from credit enhancements:
PMI	(1,536)	(667)
LRA (1)	(4,533)	(2,581)
SMI	(1,746)	(927)
Total portion recoverable from credit enhancements	(7,815)	(4,175)
Allowance for unrecoverable PMI/SMI	22	15
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	50	50
Allowance for credit losses	$300	$300

(1) Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended March 31,
Rollforward of Allowance for Credit Losses	2020	2019
Balance, beginning of period	$300	$600
Charge-offs	(13)	(54)
Recoveries	16	—
Provision for (reversal of) credit losses	(3)	54
Balance, end of period	$300	$600

Government-Guaranteed or -Insured Mortgage Loans. Based on our assessment of our servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at March 31, 2020 or December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2020 was $6,008, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would have been required to deliver additional collateral of $700 to our uncleared derivative counterparties at March 31, 2020.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At March 31, 2020, we were not required by our clearing agents to post any additional margin.

Financial Statement Effect and Additional Financial Information.

We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met. The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

		Estimated Fair Value	Estimated Fair Value
	Notional	of Derivative	of Derivative
March 31, 2020	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$41,933,151	$52,193	$1,019,615
Total derivatives designated as hedging instruments	41,933,151	52,193	1,019,615
Derivatives not designated as hedging instruments:
Interest-rate swaps	8,634,000	1,216	1,938
Swaptions	800,000	16	—
Interest-rate caps/floors	625,500	707	—
Interest-rate forwards	440,200	133	6,059
MDCs	440,772	5,256	285
Total derivatives not designated as hedging instruments	10,940,472	7,328	8,282
Total derivatives before adjustments	$52,873,623	59,521	1,027,897
Netting adjustments and cash collateral (1)		247,361	(1,013,620)
Total derivatives, net		$306,882	$14,277

December 31, 2019
Derivatives designated as hedging instruments:
Interest-rate swaps	$41,108,749	$60,155	$318,815
Total derivatives designated as hedging instruments	41,108,749	60,155	318,815
Derivatives not designated as hedging instruments:
Interest-rate swaps	7,634,000	450	27
Swaptions	850,000	16	—
Interest-rate caps/floors	668,500	215	—
Interest-rate forwards	70,200	—	216
MDCs	70,693	105	3
Total derivatives not designated as hedging instruments	9,293,393	786	246
Total derivatives before adjustments	$50,402,142	60,941	319,061
Netting adjustments and cash collateral (1)		147,067	(315,855)
Total derivatives, net		$208,008	$3,206

(1) Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2020 and December 31, 2019, including accrued interest, totaled $1,261,875 and $464,187, respectively. Cash collateral received from counterparties and held at March 31, 2020 and December 31, 2019, including accrued interest, totaled $895 and $1,265, respectively. At March 31, 2020 and December 31, 2019, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$39,971	$1,012,837	$51,955	$318,023
Cleared	14,162	8,716	8,881	819
Total gross recognized amount	54,133	1,021,553	60,836	318,842
Gross amounts of netting adjustments and cash collateral
Uncleared	(25,706)	(1,004,904)	(36,954)	(315,036)
Cleared	273,067	(8,716)	184,021	(819)
Total gross amounts of netting adjustments and cash collateral	247,361	(1,013,620)	147,067	(315,855)
Net amounts after netting adjustments and cash collateral
Uncleared	14,265	7,933	15,001	2,987
Cleared	287,229	—	192,902	—
Total net amounts after netting adjustments and cash collateral	301,494	7,933	207,903	2,987
Derivative instruments not meeting netting requirements (1)	5,388	6,344	105	219
Total derivatives, at estimated fair value	$306,882	$14,277	$208,008	$3,206

(1) Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Three Months Ended March 31,
Type of Hedge	2020	2019
Net gain (loss) on derivatives not designated as hedging instruments:
Interest-rate swaps	$(40,419)	$493
Swaptions	(307)	(172)
Interest-rate caps/floors	492	(555)
Interest-rate forwards	(7,379)	(639)
Net interest settlements	(8,385)	(3,117)
MDCs	5,048	568
Total net gains (losses) on derivatives not designated as hedging instruments	$(50,950)	$(3,422)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended March 31, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$628,294	$599,478	$(64,789)	$1,162,983
Derivatives	(609,739)	(610,488)	53,647	(1,166,580)
Net changes in estimated fair value before price alignment interest	18,555	(11,010)	(11,142)	(3,597)
Price alignment interest (1)	584	357	(144)	797
Net interest settlements on derivatives (2) (3)	(30)	(5,684)	9,997	4,283
Amortization/accretion of gains (losses) on active hedging relationships	(7)	302	550	845
Net gains (losses) on qualifying fair-value hedging relationships	19,102	(16,035)	(739)	2,328
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$19,102	$(16,035)	$(775)	$2,292

Three Months Ended March 31, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$100,190	$137,793	$(44,572)	$193,411
Derivatives	(104,842)	(149,036)	46,591	(207,287)
Net changes in estimated fair value before price alignment interest	(4,652)	(11,243)	2,019	(13,876)
Price alignment interest (1)	(250)	(920)	53	(1,117)
Net interest settlements on derivatives (2) (3)	23,232	13,483	(18,952)	17,763
Amortization/accretion of gains (losses) on active hedging relationships	—	80	70	150
Net gains (losses) on qualifying fair-value hedging relationships	18,330	1,400	(16,810)	2,920
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(7)	—	(3,470)	(3,477)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$18,323	$1,400	$(20,280)	$(557)

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

March 31, 2020	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$20,002,801	$9,920,372	$15,270,016

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships	$896,250	$749,849	$72,144
For discontinued fair-value hedging relationships	415	—	—
Total cumulative fair-value hedging basis adjustments on hedged items (2)	$896,665	$749,849	$72,144

December 31, 2019
Amortized cost of hedged items (1)	$17,320,223	$8,394,665	$17,039,657

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships	$207,111	$150,372	$7,855
For discontinued fair-value hedging relationships	—	—	(36)
Total cumulative fair-value hedging basis adjustments on hedged items (2)	$207,111	$150,372	$7,819

(1) Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2) Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding totaled $1.2 trillion and $1.0 trillion at March 31, 2020 and December 31, 2019, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2020	December 31, 2019
Book value	$29,652,551	$17,676,793
Par value	$29,681,288	$17,713,204

Weighted average effective interest rate	0.71%	1.59%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2020		December 31, 2019
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,839,245	1.11	$23,404,785	1.88
Due after 1 year through 2 years	5,114,160	1.34	6,881,120	1.93
Due after 2 years through 3 years	5,319,150	1.87	4,020,790	2.10
Due after 3 years through 4 years	1,274,625	2.10	1,234,375	2.18
Due after 4 years through 5 years	3,544,750	2.02	3,471,250	2.11
Thereafter	4,868,100	3.07	5,650,600	3.11
Total CO bonds, par value	41,960,030	1.57	44,662,920	2.09
Unamortized premiums	69,266		67,708
Unamortized discounts	(12,812)		(13,321)
Unamortized concessions	(9,163)		(9,902)
Fair-value hedging adjustments, net	72,144		7,819
Total CO bonds	$42,079,465		$44,715,224
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2020	December 31, 2019
Non-callable / non-putable	$29,669,530	$28,829,420
Callable	12,290,500	15,833,500
Total CO bonds, par value	$41,960,030	$44,662,920

Year of Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Due in 1 year or less	$33,481,245	$36,243,785
Due after 1 year through 2 years	4,507,660	4,484,620
Due after 2 years through 3 years	872,150	742,790
Due after 3 years through 4 years	465,625	516,375
Due after 4 years through 5 years	355,250	380,750
Thereafter	2,278,100	2,294,600
Total CO bonds, par value	$41,960,030	$44,662,920

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2020	December 31, 2019
Fixed-rate	$23,685,030	$27,565,920
Step-up	30,000	30,000
Simple variable-rate	18,245,000	17,067,000
Total CO bonds, par value	$41,960,030	$44,662,920

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2020	2019
Liability at beginning of period	$38,084	$40,747
Assessment (expense)	3,613	3,989
Subsidy usage, net (1)	(2,274)	(1,895)
Liability at end of period	$39,423	$42,841

(1) Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2020	2019
Liability at beginning of period	$322,902	$168,876
Reclassification from capital stock	232	2,109
Proceeds from issuance (1)	—	3,704
Redemptions/repurchases	(9)	(487)
Liability at end of period	$323,125	$174,202

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

MRCS Contractual Year of Redemption	March 31, 2020	December 31, 2019
Year 1 (1)	$671	$680
Year 2	8,649	8,649
Year 3	—	—
Year 4	28,833	26,723
Year 5	149,080	150,958
Thereafter (2)	135,892	135,892
Total MRCS	$323,125	$322,902

(1) Balances at March 31, 2020 and December 31, 2019 include $671 and $680, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2) Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule. However, upon their respective terminations, we currently intend to repurchase their excess stock (if any) in accordance with our capital plan, the balances of which at March 31, 2020 and December 31, 2019 each totaled $61,642.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended March 31,
MRCS Distributions	2020	2019
Recorded as interest expense	$2,967	$2,718
Recorded as distributions from retained earnings	—	—
Total	$2,967	$2,718

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 13 - Capital in our 2019 Form 10-K. As presented in the following table, we were in compliance with those requirements at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$532,868	$3,545,251	$639,495	$3,412,286

Total regulatory capital	$3,146,634	$3,545,251	$2,700,431	$3,412,286
Total regulatory capital-to-asset ratio	4.00%	4.51%	4.00%	5.05%

Leverage capital	$3,933,292	$5,317,877	$3,375,539	$5,118,429
Leverage ratio	5.00%	6.76%	5.00%	7.58%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2018	$52,986	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains (losses)	26,905	—	26,905
Reclassifications from OCI to net income:
Pension benefits, net	—	347	347
Total other comprehensive income	26,905	347	27,252

Balance, March 31, 2019	$79,891	$(10,952)	$68,939

Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	(148,831)	—	(148,831)
Reclassifications from OCI to net income:
Pension benefits, net	—	707	707
Total other comprehensive income (loss)	(148,831)	707	(148,124)

Balance, March 31, 2020	$(59,018)	$(21,730)	$(80,748)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$50,075	$13,076	$63,151	$39,227	$18,312	$57,539
Provision for (reversal of) credit losses	—	(3)	(3)	—	54	54
Other income (loss)	(2,111)	(2,268)	(4,379)	3,185	(169)	3,016
Other expenses	21,764	3,852	25,616	19,976	3,351	23,327
Income before assessments	26,200	6,959	33,159	22,436	14,738	37,174
Affordable Housing Program assessments	2,917	696	3,613	2,515	1,474	3,989
Net income	$23,283	$6,263	$29,546	$19,921	$13,264	$33,185

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2020	$68,016,618	$10,649,223	$78,665,841
December 31, 2019	56,695,738	10,815,037	67,510,775

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 12 - Estimated Fair Values

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	March 31, 2020
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$4,685,426	$4,685,426	$4,685,426	$—	$—	$—
Interest-bearing deposits	85	85	—	85	—	—
Securities purchased under agreements to resell	3,400,000	3,400,000	—	3,400,000	—	—
Federal funds sold	—	—	—	—	—	—
Trading securities	5,831,089	5,831,089	—	5,831,089	—	—
AFS securities	9,861,353	9,861,353	—	9,861,353	—	—
HTM securities	4,794,773	4,780,664	—	4,780,664	—	—
Advances	38,926,612	38,873,502	—	38,873,502	—	—
Mortgage loans held for portfolio, net	10,649,223	11,049,189	—	11,039,419	9,770	—
Accrued interest receivable	130,259	130,259	—	130,259	—	—
Derivative assets, net	306,882	306,882	—	59,521	—	247,361
Grantor trust assets (2)	22,489	22,489	22,489	—	—	—

Liabilities:
Deposits	2,821,496	2,821,496	—	2,821,496	—	—
Consolidated obligations:
Discount notes	29,652,551	29,674,084	—	29,674,084	—	—
Bonds	42,079,465	42,688,580	—	42,688,580	—	—
Accrued interest payable	136,470	136,470	—	136,470	—	—
Derivative liabilities, net	14,277	14,277	—	1,027,897	—	(1,013,620)
MRCS	323,125	323,125	323,125	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 17 - Estimated Fair Values in our 2019 Form 10-K. No changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,831,089	$—	$5,831,089	$—	$—
Total trading securities	5,831,089	—	5,831,089	—	—
AFS securities:
GSE and TVA debentures	4,071,759	—	4,071,759	—	—
GSE MBS	5,789,594	—	5,789,594	—	—
Total AFS securities	9,861,353	—	9,861,353	—	—
Derivative assets:
Interest-rate related	301,626	—	54,265	—	247,361
MDCs	5,256	—	5,256	—	—
Total derivative assets, net	306,882	—	59,521	—	247,361
Grantor trust assets (2)	22,489	22,489	—	—	—
Total assets at recurring estimated fair value	$16,021,813	$22,489	$15,751,963	$—	$247,361

Derivative liabilities:
Interest-rate related	$13,992	$—	$1,027,612	$—	$(1,013,620)
MDCs	285	—	285	—	—
Total derivative liabilities, net	14,277	—	1,027,897	—	(1,013,620)
Total liabilities at recurring estimated fair value	$14,277	$—	$1,027,897	$—	$(1,013,620)

Mortgage loans held for portfolio (3)	$1,431	$—	$—	$1,431	$—
Total assets at non-recurring estimated fair value	$1,431	$—	$—	$1,431	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2019	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,016,649	$—	$5,016,649	$—	$—
Total trading securities	5,016,649	—	5,016,649	—	—
AFS securities:
GSE and TVA debentures	3,926,852	—	3,926,852	—	—
GSE MBS	4,557,626	—	4,557,626	—	—
Total AFS securities	8,484,478	—	8,484,478	—	—
Derivative assets:
Interest-rate related	207,903	—	60,836	—	147,067
MDCs	105	—	105	—	—
Total derivative assets, net	208,008	—	60,941	—	147,067
Grantor trust assets (2)	26,050	26,050	—	—	—
Total assets at recurring estimated fair value	$13,735,185	$26,050	$13,562,068	$—	$147,067

Derivative liabilities:
Interest-rate related	$3,203	$—	$319,058	$—	$(315,855)
MDCs	3	—	3	—	—
Total derivative liabilities, net	3,206	—	319,061	—	(315,855)
Total liabilities at recurring estimated fair value	$3,206	$—	$319,061	$—	$(315,855)

Mortgage loans held for portfolio (4)	$1,504	$—	$—	$1,504	$—
Total assets at non-recurring estimated fair value	$1,504	$—	$—	$1,504	$—

(1) Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2) Included in other assets.
(3) Amounts are as of the date the fair-value adjustment was recorded during the three months ended March 31, 2020.
(4) Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2019.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2020
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$334,392	$130,870	$465,262
Unused lines of credit (1)	1,026,608	—	1,026,608
Commitments to fund additional advances (2)	50,000	—	50,000
Commitments to fund or purchase mortgage loans, net (3)	440,772	—	440,772
Unsettled CO bonds, at par	500,000	—	500,000
Unsettled discount notes, at par	429,000	—	429,000

(1) Maximum line of credit amount per member is $50,000.
(2) Generally for periods up to six months.
(3) Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Liability for Credit Losses. We monitor the creditworthiness of our members that have standby letters of credit and lines of credit. As standby letters of credit and lines of credit are subject to the same collateralization and borrowing limits that apply to advances and are fully collateralized at the time of issuance, we have not recorded a liability for credit losses on these credit products.

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

Additional discussion of other commitments and contingencies is provided in Note 4 - Advances; Note 5 - Mortgage Loans Held for Portfolio; Note 6 - Derivatives and Hedging Activities; Note 7 - Consolidated Obligations; Note 9 - Capital; and Note 12 - Estimated Fair Values.

Note 14 - Related Party and Other Transactions

Transactions with Related Parties. The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2020		December 31, 2019
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$351,761	15%	$57,133	2%
Advances	7,071,865	19%	698,699	2%

The par values at March 31, 2020 reflect changes in the composition of directors' financial institutions effective January 1, 2020, due to changes in board membership resulting from the 2019 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Three Months Ended March 31,
Transactions with Directors' Financial Institutions	2020	2019
Net capital stock issuances (redemptions and repurchases)	$5,846	$26
Net advances (repayments)	2,037,731	38,239
Mortgage loan purchases	12,352	4,594

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. However, there were no loans to or borrowings from other FHLBanks during the three months ended March 31, 2020 or 2019 and no loans to or borrowing from other FHLBanks outstanding at March 31, 2020 or December 31, 2019.

DEFINED TERMS

ABS: Asset-Backed Securities
Advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
AHP: Affordable Housing Program
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income (Loss)
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CARES Act: Coronavirus Aid, Relief and Economic Security Act
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
CO bond: Consolidated Obligation bond
COVID-19: Coronavirus Disease 2019
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
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Final Membership Rule: Final Rule on FHLBank Membership issued by the Finance Agency effective February 19, 2016
Finance Agency: Federal Housing Finance Agency, successor to Finance Board
Finance Board: Federal Housing Finance Board, predecessor to Finance Agency
FLA: First Loss Account
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
PMI: Primary Mortgage Insurance
REO: Real Estate Owned
RMBS: Residential Mortgage-Backed Securities
S&P: Standard & Poor's Rating Service
Safety and Soundness Act: Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended
SBA: Small Business Administration
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
UPB: Unpaid Principal Balance
VaR: Value at Risk
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2019 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

During the first quarter of 2020, the spread of COVID-19 caused conditions in the financial markets to deteriorate rapidly, causing significant disruption to the availability of funds in the credit markets and resulting in adverse changes in interest rates, credit spreads, and asset prices. In response to these conditions, the FOMC acted twice in March to lower the target range for the federal funds rate from 1.50% to 1.75%, to a target range of 0.00% to 0.25%, noting that the COVID-19 outbreak has harmed communities and disrupted economic activity in many countries, including the United States, and has significantly affected global financial conditions. In the weeks before and after the FOMC's reductions in the federal funds target rate, interest rates declined significantly and the spreads of the FHLBanks' consolidated obligations relative to U.S. Treasury securities widened, impacting the FHLBanks' net interest income and net interest margin for the three months ended March 31, 2020.

In addition to lowering the target range for federal funds, the FRB put a variety of measures in place to respond to the turbulence in the markets, provide liquidity, and bolster the economy. It renewed the quantitative easing (QE) program and committed to purchase $500 billion in U.S. Treasury securities and $200 billion in MBS over the next several months. The FOMC held another emergency meeting in March to expand the QE program to an unlimited amount and to expand its overnight repurchase agreement operations. Furthermore, the FRB established the Primary and Secondary Market Corporate Credit Facilities to support corporate bond lending and brought back the Term-Asset Backed Securities Loan Facility to support credit for asset-backed loans. It also expanded the Money Market Mutual Fund Liquidity Facility to support municipal bonds and established the Commercial Paper Funding Facility to support the flow of credit to households and businesses.

Despite the long-running economic activity and positive growth outlook heading into 2020, the global economic disruption relating to the ongoing COVID-19 pandemic negatively impacted market and economic activity in nearly every state, industry, and financial market starting in the first quarter of 2020. However, the negative impact was worse in Michigan than in Indiana, our two district states.

Indiana did not have an official stay-at-home order in place until the last week of March. As a result, economic activity was not significantly impacted by the pandemic until late into the quarter.

The employment situation in Indiana remained strong through the end of the first quarter. According to the Bureau of Labor Statistics, Indiana’s unemployment rate by the end of March 2020 was 3.2%, up from just 2.8% in February 2020. The rate compares quite favorably to the national rate of 4.4% at quarter-end, with Indiana ranked as the 10th lowest rate in the country. The state unemployment rate is expected to follow the national trend in coming periods due to the economic impact of COVID-19, though the level and duration of the impact is difficult to forecast given the unprecedented global economic situation.

As the unemployment rate and interest rates remained low, housing activity in Indiana remained strong through the first quarter of 2020, though the impact of the current economic crisis began to show by the end of the quarter. Signs of a potential swift deceleration in the housing market due to the current market environment may be reflected in the number of homes listed for sale at the end of March 2020, which was down 37.5% from the prior month-end.

The state of Michigan has been particularly hard-hit by the COVID-19 pandemic, leading to a more restrictive stay-at-home order which resulted in a more pronounced economic impact in the state. Research Seminar in Quantitative Economics ("RSQE") at the University of Michigan updated its economic forecast in light of the global pandemic. It now forecasts U.S. real Gross Domestic Product to decline 7% from the first quarter to the second quarter, before slowly rebounding as conditions gradually normalize. Although the forecast for longer-term economic growth for Michigan has not changed significantly due to the pandemic, it does increase the downside risks to their forecasts.

Employment conditions in Michigan have been close to national statistics, showing an uptick in unemployment in the first quarter of 2020. According to the Bureau of Labor Statistics, Michigan’s unemployment rate by the end of March 2020 was 4.1%, after improving in February to 3.1%, compared to the national rate of 4.4% at quarter-end. Michigan’s unemployment rate ranked 26th in the nation. RSQE forecasts the national unemployment rate to peak at 16% in May and average 14% in the second quarter of 2020. In comparison, it forecasts unemployment to rise further in the state of Michigan to 23% for the quarter. The level and speed of a global economic recovery, the status of international trade agreements, and the timing of the release of the state's stay-at-home order are likely to be primary drivers of economic recovery in Michigan.

Michigan's real estate market is quite diverse, as is the geography and rural/urban composition. A shortage in affordable housing remains a problem as existing homes have appreciated in price and new home construction of traditional starter homes has largely been eclipsed by new construction of higher price-point homes. According to Realcomp, existing home sales in the first quarter of 2020 were down 13% relative to the first quarter of 2019. In the near-term, the stay-at-home order in Michigan has significantly reduced listing and sales activity since mid-March 2020. Activity is expected to recover slowly as workers return to normal business practices.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, where the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, tends to have an unfavorable impact on our net interest margins.

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets. Positive economic trends could drive interest rates higher, which could impair growth of the mortgage market. A less active mortgage market could affect demand for advances and activity levels in Advantage MPP. However, borrowing patterns between our insurance company and depository members can differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

The results of operations and the changes in the financial condition of the Bank were affected by the disruptions in the financial markets caused by the global COVID-19 pandemic as discussed herein. However, we have continued to be a reliable source of liquidity for our members and maintain a full-service business operation while implementing a work-from-home program beginning on March 16, 2020.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Statement of Condition:
Advances	$38,927	$32,480	$32,487	$33,891	$32,830
Mortgage loans held for portfolio, net	10,649	10,815	11,104	11,364	11,398
Cash and short-term investments	8,085	5,079	5,521	7,840	6,787
Investment securities	20,487	18,718	17,754	16,677	14,985
Total assets	78,666	67,511	67,262	70,150	66,383

Discount notes	29,653	17,677	15,300	22,645	21,254
CO bonds	42,079	44,715	47,169	42,727	40,376
Total consolidated obligations	71,732	62,392	62,469	65,372	61,630

MRCS	323	323	324	174	174

Capital stock	2,098	1,974	1,939	2,049	1,985
Retained earnings	1,124	1,115	1,091	1,093	1,084
AOCI	(81)	68	56	57	70
Total capital	3,141	3,157	3,086	3,199	3,139

Statement of Income:
Net interest income	$63	$70	$50	$60	$57
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(4)	11	3	3	3
Other expenses	26	28	24	24	23
AHP assessments	3	6	3	4	4
Net income	$30	$47	$26	$35	$33

Selected Financial Ratios:
Net interest margin (1)	0.36%	0.41%	0.29%	0.35%	0.36%
Return on average equity (2)	3.81%	6.05%	3.31%	4.45%	4.37%
Return on average assets (2)	0.17%	0.28%	0.15%	0.20%	0.21%

Weighted average dividend rate (3)	4.25%	4.75%	5.50%	5.50%	5.50%
Dividend payout ratio (4)	70.91%	48.35%	106.89%	75.44%	79.99%

Total capital ratio (5)	3.99%	4.68%	4.59%	4.56%	4.73%
Total regulatory capital ratio (6)	4.51%	5.05%	4.99%	4.73%	4.89%
Average equity to average assets	4.43%	4.66%	4.55%	4.59%	4.75%
(1) Annualized net interest income expressed as a percentage of average interest-earning assets.
(2) Annualized, as appropriate.
(3) Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4) Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019 would be 44%, 89%, 79%, 80% and 69%, respectively.
(5) Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6) Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2020 and 2019. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2020	2019	$ Change	% Change
Net interest income	$63	$57	$6	10%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	63	57	6	10%
Other income (loss)	(4)	3	(7)
Other expenses	26	23	3
Income before assessments	33	37	(4)	(11)%
AHP assessments	3	4	(1)
Net income	30	33	(3)	(11)%
Total other comprehensive income (loss)	(148)	27	(175)

Total comprehensive income (loss)	$(118)	$60	$(178)	(296)%

The decrease in net income for the three months ended March 31, 2020 compared to the corresponding period in the prior year was primarily due to higher net losses on economic hedging relationships, accelerated amortization of purchase premium, resulting from higher prepayments on mortgage loans, and concession fees, resulting from called consolidated obligations, and net decreases in the fair values of the investments indirectly funding our SERP. These decreases were substantially offset by lower net losses on qualifying fair-value hedging relationships and higher net gains on trading securities.

The decrease in total other comprehensive income for the three months ended March 31, 2020 compared to the corresponding period in the prior year was due to unrealized losses on AFS securities.

Changes in Financial Condition for the Three Months Ended March 31, 2020. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2020	December 31, 2019	$ Change	% Change
Advances	$38,927	$32,480	$6,447	20%
Mortgage loans held for portfolio, net	10,649	10,815	(166)	(2)%
Cash and short-term investments (1)	8,085	5,079	3,006	59%
Investment securities and other assets (2)	21,005	19,137	1,868	10%
Total assets	$78,666	$67,511	$11,155	17%

Consolidated obligations	$71,732	$62,392	$9,340	15%
MRCS	323	323	—	—%
Other liabilities	3,470	1,639	1,831	112%
Total liabilities	75,525	64,354	11,171	17%

Capital stock	2,098	1,974	124	6%
Retained earnings (3)	1,124	1,115	9	1%
AOCI	(81)	68	(149)	(220)%
Total capital	3,141	3,157	(16)	(1)%

Total liabilities and capital	$78,666	$67,511	$11,155	17%

Total regulatory capital (4)	$3,545	$3,412	$133	4%

(1) Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2) Includes trading, AFS and HTM securities.
(3) Includes restricted retained earnings at March 31, 2020 and December 31, 2019 of $257 million and $251 million, respectively.
(4) Total capital less AOCI plus MRCS.

The increase in total assets at March 31, 2020 compared to December 31, 2019 was substantially driven by increases in advances to members and additions to our liquidity portfolio.

The increase in total liabilities at March 31, 2020 compared to December 31, 2019 was attributable to an increase in consolidated obligations to support the Bank's growth in assets.

The decrease in total capital at March 31, 2020 compared to December 31, 2019 was due to unrealized losses on AFS securities, substantially offset by proceeds from the issuance of capital stock.

Analysis of Results of Operations for the Three Months Ended March 31, 2020 and 2019.

Net Interest Income. The increase in net interest income for the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily due to lower net losses on qualifying fair-value hedging relationships. Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income. As a result, net interest income after provision for credit losses for the three months ended March 31, 2020 included net hedging losses of $4 million compared to net hedging losses for the three months ended March 31, 2019 of $14 million. In general, we hold the derivatives and associated hedged items to the maturity, call, or put date. As a result, we expect that nearly all of the net gains and losses on these financial instruments will reverse over the remaining contractual terms of the hedged items.

However, these lower net hedging losses were more than offset by accelerated amortization of purchase premium, resulting from higher prepayments on mortgage loans, and concession fees, resulting from called consolidated obligations.

The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,792	$19	1.33%	$6,624	$40	2.46%
Investment securities (3)	19,632	90	1.84%	14,141	93	2.67%
Advances (4)	32,739	169	2.08%	31,473	212	2.73%
Mortgage loans held for portfolio (4)	10,742	82	3.07%	11,384	96	3.43%
Other assets (interest-earning) (5)	1,607	5	1.18%	774	4	2.23%
Total interest-earning assets	70,512	365	2.08%	64,396	445	2.81%
Other assets (6)	(14)			372
Total assets	$70,498			$64,768

Liabilities and Capital:
Interest-bearing deposits	$1,353	3	0.81%	$547	3	2.22%
Discount notes	20,083	72	1.45%	19,834	119	2.44%
CO bonds (4)	44,422	224	2.03%	40,303	263	2.65%
MRCS	323	3	3.69%	173	3	6.38%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	66,181	302	1.84%	60,857	388	2.59%
Other liabilities	1,194			835
Total capital	3,123			3,076
Total liabilities and capital	$70,498			$64,768

Net interest income		$63			$57

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.24%			0.22%

Net interest margin (7)			0.36%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

(1) Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income.
(2) Annualized.
(3) Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense includes the effects of associated derivative transactions.
(4) Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on advances.
(5) Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
(6) Includes changes in the estimated fair value of AFS securities and grantor trust assets.
(7) Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Yields. The average yield on total interest-earning assets for the three months ended March 31, 2020 was 2.08%, a decrease of 73 bps compared to the corresponding period in 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of total interest-bearing liabilities was 1.84%, a decrease of 75 bps due to lower funding costs on consolidated obligations. The net effect was an increase in the net interest spread of 2 bps to 0.24% for the three months ended March 31, 2020 from 0.22% for the corresponding period in 2019. However, without the inclusion of net hedging gains (losses) in net interest income for both periods, the net effect was a decrease in the net interest spread.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2020 increased by 9% compared to the corresponding period in 2019. The average balance of investment securities increased by 39% due to purchases of trading securities to enhance liquidity and purchases of AFS securities. The increase in average interest-bearing liabilities was due to an increase in consolidated obligations outstanding to fund the increases in interest-earning assets.

Provision for Credit Losses. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments under new accounting guidance effective January 1, 2020, the change in the provision for (reversal of) credit losses for the three months ended March 31, 2020 compared to the corresponding period in 2019 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2020	2019
Net gains on trading securities (1)	$50	$4
Net gains (losses) on derivatives hedging trading securities	(40)	(3)
Net gains on trading securities, net of losses on associated derivatives	10	1
Net gains (losses) on other derivatives not designated as hedging instruments	(11)	—
Change in fair value of investments indirectly funding our SERP	(3)	1
Other, net	—	1
Total other income (loss)	$(4)	$3

(1) Before impact of associated derivatives.

The decrease in total other income for the three months ended March 31, 2020 compared to the corresponding period in 2019 was due to higher net losses on economic hedging relationships and net decreases in the fair values of the investments indirectly funding our SERP. These decreases were substantially offset by higher net gains on trading securities.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury securities to enhance our liquidity. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility, which were magnified by the disruptions in the financial markets in the three months ended March 31, 2020. These trading securities are being economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives. Net gains on trading securities, net of losses on associated derivatives, for the three months ended March 31, 2020 were $10 million, an increase of $9 million compared to the corresponding period in 2019.

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

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in other income as net gains (losses) on derivatives and hedging activities. For economic hedges on other than trading securities, we recorded net losses for the three months ended March 31, 2020 of $11 million, a net increase of $11 million compared to the corresponding period in 2019. This net increase was due primarily to an increase in net interest settlements on our derivatives.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2020	2019
Compensation and benefits	$14	$14
Other operating expenses	7	6
Finance Agency and Office of Finance	3	2
Other	2	1

Total other expenses	$26	$23

The increase in total other expenses for the three months ended March 31, 2020 compared to the corresponding period in 2019 was due primarily to various consulting and professional services engagements.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2020 consisted substantially of unrealized losses on AFS securities, primarily resulting from changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets. Total OCI for the corresponding period in 2019 consisted substantially of unrealized gains on AFS securities

Operating Segments

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

	Three Months Ended March 31,
Traditional	2020	2019
Net interest income	$50	$39
Provision for (reversal of) credit losses	—	—
Other income (loss)	(2)	3
Other expenses	22	20
Income before assessments	26	22
AHP assessments	3	2

Net income	$23	$20

The increase in net income for the traditional segment for the three months ended March 31, 2020 compared to the corresponding period in 2019 was primarily due to higher net interest income, which was substantially due to lower net losses on qualifying fair-value hedging relationships. In addition, net gains on trading securities were higher, but were more than offset by higher net losses on other economic hedging relationships and net decreases in the fair values of the investments indirectly funding our SERP.

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

	Three Months Ended March 31,
Mortgage Loans	2020	2019
Net interest income	$13	$18
Provision for (reversal of) credit losses	—	—
Other income (loss)	(2)	—
Other expenses	4	3
Income before assessments	7	15
AHP assessments	—	2

Net income	$7	$13

The decrease in net income for the mortgage loans segment for the three months ended March 31, 2020 compared to the corresponding period in 2019 was due to lower net interest income, due substantially to accelerated amortization of purchase premium resulting from higher prepayments and accelerated amortization of concession fees on called consolidated obligations.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2020		December 31, 2019
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$38,927	49%	$32,480	48%
Mortgage loans held for portfolio, net	10,649	14%	10,815	16%
Cash and short-term investments	8,085	10%	5,079	8%
Trading securities	5,831	7%	5,017	7%
Other investment securities	14,656	19%	13,701	20%
Other assets (1)	518	1%	419	1%

Total assets	$78,666	100%	$67,511	100%

(1) Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $78.7 billion as of March 31, 2020, a net increase of $11.2 billion, or 17%, compared to December 31, 2019, primarily driven by increases in advances to members and additions to our liquidity portfolio. Such additions caused a change in the mix of our total assets as the liquidity portfolio comprised 17% of total assets at March 31, 2020, compared to 15% at December 31, 2019.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at carrying value totaled $38.9 billion at March 31, 2020, a net increase of $6.4 billion, or 20%, compared to December 31, 2019 as our members sought additional liquidity amid the uncertainty in the financial markets.
The par value of advances to depository institutions, comprising commercial banks, savings institutions and credit unions, and insurance companies increased by 20% and 16%, respectively. Advances to depository institutions, as a percent of total advances outstanding at par value, were 54% at March 31, 2020, while advances to insurance companies were 46%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2020		December 31, 2019
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$16,964	45%	$13,663	42%
Credit unions	2,941	8%	2,798	9%
Former members - depositories	449	1%	540	2%
Total depository institutions	20,354	54%	17,001	53%

Insurance companies:
Captive insurance companies (1)	2,358	6%	2,724	8%
Other insurance companies	15,311	40%	12,541	39%
Former members - insurance	6	—%	6	—%
Total insurance companies	17,675	46%	15,271	47%

Total advances	$38,029	100%	$32,272	100%

(1)  Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances in the 2019 Form 10-K.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2020		December 31, 2019
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$14,729	39%	$11,167	35%
Due after 1 year	8,102	21%	7,479	23%
Total	22,831	60%	18,646	58%

Callable or prepayable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	24	—%	34	—%
Total	24	—%	34	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,928	21%	6,094	19%
Total	7,928	21%	6,094	19%

Other (2)
Due in 1 year or less	47	—%	50	—%
Due after 1 year	169	—%	175	1%
Total	216	—%	225	1%

Total fixed-rate	30,999	81%	24,999	78%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	126	—%	442	1%
Due after 1 year	—	—%	—	—%
Total	126	—%	442	1%

Callable or prepayable
Due in 1 year or less	625	2%	133	—%
Due after 1 year	6,279	17%	6,698	21%
Total	6,904	19%	6,831	21%

Total variable-rate	7,030	19%	7,273	22%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$38,029	100%	$32,272	100%

(1)  Includes advances without call or put options.
(2) Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less increased from 36% of the total outstanding, at par, at December 31, 2019 to 41% of the total outstanding, at par, at March 31, 2020, reflecting members' increased demand for short-term funding. For additional information, see Notes to Financial Statements - Note 4 - Advances .

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2020		December 31, 2019
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$9,411	90%	$9,526	90%
Conventional Original	535	5%	561	5%
FHA	267	3%	276	3%
Total MPP	10,213	98%	10,363	98%

MPF Program:
Conventional	167	2%	176	2%
Government	44	—%	47	—%
Total MPF Program	211	2%	223	2%

Total mortgage loans held for portfolio	$10,424	100%	$10,586	100%

The decrease in the UPB of mortgage loans held for portfolio was due to repayments of MPP and MPF Program loans outstanding exceeding purchases under Advantage MPP. Over time, the balance of mortgage loans purchased outstanding under our original MPP and the MPF Program will continue to decrease.

As disclosed in the Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance, we adopted ASU 2016-13, Measurement of Expected Credit Losses on Financial Instruments, beginning January, 1, 2020. As a result, we maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Previously, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $8 million and $4 million at March 31, 2020 and December 31, 2019, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at March 31, 2020 and December 31, 2019. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	March 31, 2020	December 31, 2019	Change
Cash and short-term investments:
Cash and due from banks	$4,685	$220	$4,465
Interest-bearing deposits	—	809	(809)
Securities purchased under agreements to resell	3,400	1,500	1,900
Federal funds sold	—	2,550	(2,550)
Total cash and short-term investments	8,085	5,079	3,006

Trading securities:
U.S. Treasury obligations	5,831	5,017	814
Total trading securities	5,831	5,017	814

Other investment securities:
AFS securities:
GSE and TVA debentures	4,072	3,927	145
GSE MBS	5,789	4,558	1,231
Total AFS securities	9,861	8,485	1,376

HTM securities:
Other U.S. obligations - guaranteed MBS	2,947	3,060	(113)
GSE MBS	1,848	2,156	(308)
Total HTM securities	4,795	5,216	(421)

Total investment securities	20,487	18,718	1,769

Total cash and investments, carrying value	$28,572	$23,797	$4,775

Cash and Short-Term Investments. The total balance and composition of our short-term investments outstanding are influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments totaled $8.1 billion at March 31, 2020, an increase of $3.0 billion, or 59%, from December 31, 2019. Cash and short-term investments as a percent of total assets totaled 10% at March 31, 2020, compared to 8% at December 31, 2019.

We temporarily discontinued investing in unsecured investments on March 30, 2020 due to the disruptions in the financial markets. We began investing again in interest-bearing deposits on April 6, 2020 and federal funds sold on April 20, 2020.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities totaled $5.8 billion at March 31, 2020, an increase of $814 million, or 16%, from December 31, 2019.

As a result, the liquidity portfolio at March 31, 2020 totaled $13.9 billion, an increase of $3.8 billion, or 38%, from December 31, 2019. Additionally, the mix changed, as cash and short-term investments represented 58% of the liquidity portfolio at March 31, 2020, while U.S. Treasury securities represented 42%.

Other Investment Securities. AFS securities totaled $9.9 billion at March 31, 2020, a net increase of $1.4 billion, or 16%, from December 31, 2019. The increase resulted primarily from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized losses on AFS securities totaled $59 million at March 31, 2020 and resulted from a net decrease in the estimated fair values of $149 million from December 31, 2019, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $4.8 billion at March 31, 2020, a net decrease of $421 million, or 8%, from December 31, 2019. The Bank did not purchase any HTM securities during the three months ended March 31, 2020.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2020		December 31, 2019
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$5,831	100%	$5,017	100%
Total trading securities	$5,831	100%	$5,017	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,062	41%	$3,885	46%
MBS:
Fixed-rate	5,705	57%	4,510	54%
Variable-rate	153	2%	—	—%
Total MBS	5,858	59%	4,510	54%

Total AFS securities	$9,920	100%	$8,395	100%

HTM Securities:
MBS:
Fixed-rate	$508	11%	$760	15%
Variable-rate	4,287	89%	4,456	85%
Total MBS	4,795	100%	5,216	100%

Total HTM securities	$4,795	100%	$5,216	100%

Total AFS and HTM securities:
Total fixed-rate	$10,275	70%	$9,155	67%
Total variable-rate	4,440	30%	4,456	33%

Total AFS and HTM securities	$14,715	100%	$13,611	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2020 changed slightly from December 31, 2019, primarily due to purchases of fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $75.5 billion at March 31, 2020, a net increase of $11.2 billion, or 17%, from December 31, 2019, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $2.8 billion at March 31, 2020, a net increase of $1.9 billion, or 194%, from December 31, 2019. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at March 31, 2020 totaled $71.7 billion, a net increase of $9.3 billion, or 15%, from December 31, 2019. This increase supported the Bank's growth in assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2020		December 31, 2019
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$29,681	41%	$17,713	28%
CO bonds	21,839	31%	23,405	38%
Total due in 1 year or less	51,520	72%	41,118	66%
Long-term CO bonds	20,121	28%	21,258	34%

Total consolidated obligations	$71,641	100%	$62,376	100%

The percentage due in 1 year or less increased from 66% at December 31, 2019 to 72% at March 31, 2020 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. The increase in discount notes was driven by an increase in our members' need for short-term advances amid the uncertainty in the financial markets.

Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). For more detailed information regarding contractual maturities of certain of our financial assets and liabilities, see Notes to Financial Statements - Note 3 - Investments, Notes to Financial Statements - Note 4 - Advances, and Notes to Financial Statements - Note 7 - Consolidated Obligations.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2020	December 31, 2019
Advances	$19,106	$17,113
Investments	15,543	13,917
Mortgage loans	1,681	991
CO bonds	15,194	17,031
Discount notes	1,350	1,350

Total notional	$52,874	$50,402

The increase in the total notional amount during the three months ended March 31, 2020 of $2.5 billion, or 5%, was primarily due to an increase in derivatives hedging advances and investments, partially offset by a decrease in derivatives hedging CO bonds.

The following table presents the net cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

March 31, 2020	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$897	$750	$(72)	$1,575
Estimated fair value of associated derivatives, net	(871)	(811)	56	(1,626)

Net cumulative fair-value hedging basis adjustments	$26	$(61)	$(16)	$(51)

Total Capital. Total capital at March 31, 2020 was $3.1 billion, a net decrease of $16 million, or 0.5%, from December 31, 2019, due to unrealized losses on AFS securities, primarily resulting from changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets. This decrease was substantially offset by proceeds from the issuance of capital stock, driven primarily by the increase in advances.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2020	December 31, 2019
Capital stock	67%	63%
Retained earnings	36%	35%
AOCI	(3)%	2%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2020 compared to December 31, 2019 were primarily due to a higher level of capital stock outstanding and the unrealized losses on AFS securities in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2020	December 31, 2019
Total GAAP capital	$3,141	$3,157
Exclude: AOCI	81	(68)
Add: MRCS	323	323
Total regulatory capital	$3,545	$3,412
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments totaled $8.1 billion at March 31, 2020. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at March 31, 2020 totaled $5.8 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at March 31, 2020 totaled $13.9 billion or 17% of total assets.

During the three months ended March 31, 2020, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $98.2 billion.

In 2018, the Finance Agency issued Advisory Bulletin 2018-07 on FHLBank liquidity that communicates the Finance Agency's expectations with respect to the maintenance of sufficient liquidity. The Bank has fully implemented such liquidity guidance on a timely basis. After December 31, 2019, the standard increased from 10 to 20 calendar days of liquidity sufficient to cover an inability to issue consolidated obligations. Our liquidity exceeded the 20-day standard at March 31, 2020. As a result of market conditions in March 2020, however, the Finance Agency has indicated that the FHLBanks may revert to 10 days of liquidity through April 30, 2020, but should plan to return to 20 days of liquidity by September 30, 2020. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

New or revised regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash used in operating activities for the three months ended March 31, 2020 was $533 million, compared to net cash used in operating activities for the three months ended March 31, 2019 of $82 million. The increase of $451 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our capital stock and MRCS outstanding ($ amounts in millions).

	March 31, 2020		December 31, 2019
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,005	41%	$955	42%
Credit unions	283	12%	277	12%
Total depository institutions	1,288	53%	1,232	54%
Insurance companies	810	33%	742	32%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,098	86%	1,974	86%

MRCS:
Captive insurance companies	136	6%	136	6%
Former members (1)	187	8%	187	8%
Total MRCS	323	14%	323	14%

Total regulatory capital stock	$2,421	100%	$2,297	100%

(1) Balances, at both March 31, 2020 and December 31, 2019, include $1 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	March 31, 2020	December 31, 2019
Member capital stock not subject to outstanding redemption requests	$315	$441
Member capital stock subject to outstanding redemption requests	1	1
MRCS	196	175

Total excess capital stock	$512	$617

Excess stock as a percentage of regulatory capital stock	21%	27%

The decrease in excess stock during the three months ended March 31, 2020 resulted from advance activity.

Capital Distributions. On April 29, 2020, our board of directors declared a cash dividend of 4.00% (annualized) on our Class B-1 capital stock and 3.20% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2020 and December 31, 2019 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2020	December 31, 2019
Credit risk	$180	$294
Market risk	230	198
Operations risk	123	147

Total risk-based capital requirement	$533	$639

Permanent capital	$3,545	$3,412

The decrease in the total risk-based capital requirement was primarily driven by a decrease in the credit risk component based on changes in the requirements outlined in the Finance Agency Final Rule on FHLBank Capital Requirements, which took effect January 1, 2020. This decrease was partially offset by an increase in market risk capital components due to changes in the market environment, including interest rates, spreads, and volatility, and changes in balance sheet composition. Our permanent capital at March 31, 2020 remained well in excess of our total risk-based capital requirement.

In August 2019, the Finance Agency issued Advisory Bulletin 2019-03 requiring that, beginning in February 2020, we maintain a ratio of capital stock to total assets, measured on a daily average basis at month end, of at least two percent. At March 31, 2020, our capital stock outstanding exceeded this requirement.

Off-Balance Sheet Arrangements

At March 31, 2020, principal previously paid in full by our MPP servicers totaling $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for credit losses. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in our 2019 Form 10-K.

Critical Accounting Policies and Estimates

A full discussion of our critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2019 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments.

COVID-19 Pandemic.
CARES Act. On March 27, 2020, the President signed into law the CARES Act. The $2.2 trillion package is the largest economic stimulus bill in U.S. history. The CARES Act contains a variety of legislative relief measures, including:
•Assistance to businesses, states, and municipalities, including support for lending to such entities, as well as support for passenger air carriers, air cargo carriers and businesses important to maintaining national security;
•The Paycheck Protection Program ("PPP"), a loan program for small businesses, non-profit organizations and physician practices, which can be forgiven through employee retention incentives;
•Relief to the healthcare industry, including for medical supplies and drug and device shortages;
•U.S. Treasury authority to make loans or loan guarantees to states, municipalities, and eligible businesses, and loosened regulations imposed following passage of the Dodd-Frank Act and other legislation;
•Direct payments to eligible taxpayers; and
•Expanded eligibility for unemployment insurance and provisions for additional payments above unemployment insurance in amounts determined by each state.

In addition, on April 24, 2020, the President signed into law the Paycheck Protection Program and Health Care Enhancement Act, a supplemental $484 billion relief package that replenishes the small business loan program and provides additional funds for hospitals, COVID-19 testing, and loans and grants for a separate Economic Injury Disaster Loan program.

Congress may enact additional phases of the CARES Act or other COVID-19 pandemic relief legislation. We continue to evaluate, among other things: the impact of the CARES Act and other federal legislation on our business, including the impact of these measures on the U.S. economy (particularly housing finance), which is not yet known; impacts on our MPP portfolio; the possible acceptance of SBA loans as a new collateral source for advances; and impacts to mortgages held or serviced by our members and that we accept as collateral.

Finance Agency Supervisory Letter – Paycheck Protection Program ("PPP") Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter ("PPP Supervisory Letter") permitting the FHLBanks to accept PPP loans as "Agency Securities" collateral for advances, given the SBA's 100-percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule relating to PPP loans, which explicitly waives certain regulatory requirements that would otherwise need to be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. In turn, the PPP Supervisory Letter establishes conditions under which the FHLBanks may accept PPP loans as collateral; these conditions focus on the financial condition of the pledging member and on collateral discounts, caps and dollar limits.

We are evaluating the potential impact of the PPP Supervisory Letter, including the determination whether to accept PPP loans as collateral and, if so, the terms under which we would do so, but we do not expect the PPP Supervisory Letter to materially affect our financial condition or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter ("LIBOR Supervisory Letter") to the FHLBanks, designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. In addition, the LIBOR Supervisory Letter required the FHLBanks, by March 31, 2020, to cease entering into new LIBOR-referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types, subject to limited exceptions granted by the Finance Agency for LIBOR-linked products that serve compelling mission, risk mitigating, or hedging purposes that do not currently have readily available alternatives.

These phase-out dates did not apply to collateral accepted by the FHLBanks. However, the LIBOR Supervisory Letter directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the recent market volatility triggered in part by impacts of the COVID-19 pandemic, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020.

We continue to evaluate the potential impact of the LIBOR Supervisory Letter and related Finance Agency guidance on our financial condition and results of operations.

Additional COVID-19 Regulatory Developments. Following the onset of the COVID-19 pandemic, federal regulatory bodies, including the SEC, SBA, OCC, FRB, FDIC, National Credit Union Association, CFTC and the Finance Agency, as well as state governments and agencies, have taken actions to provide relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic. State and local actions thus far have included efforts to reduce the spread of COVID-19 through substantial limitations on travel, public social interaction and commercial activities, as well as moratoria on mortgage foreclosures and tenant evictions and other forbearance activities. These regulatory actions and guidance have had and will continue to have a direct or indirect impact on us and our members. Some of these actions are expected to be short-term in nature, but their actual duration will depend on several factors. We are monitoring these actions and guidance and evaluating their potential impact on our financial condition and results of operations, but we are unable at this time to predict the breadth or depth of such impact.

Other Regulatory Developments.

CFTC - Margin and Capital Requirements for Covered Swap Entities. On April 9, 2020, the CFTC issued a final rule, effective May 11, 2020, amending its minimum margin and capital requirements for uncleared swaps of covered swap entities that have no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. We do not expect this final rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency issued a final rule, effective on issuance, to amend its stress-testing regulation, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 ("EGRRCPA"). The final rule raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets and removes the "adverse" scenario from the list of required scenarios. FHLBanks are now excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency Director retains authority and discretion to impose stress testing requirements on any FHLBank with assets below the $250 billion threshold. These amendments align the Finance Agency’s stress testing regulation with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by EGRRCPA. The results of the Bank’s most recent annual "severely adverse" economic conditions stress test were published to our public website, www.fhlbi.com, on November 15, 2019. This rule eliminates future stress-testing requirements for us unless the Finance Agency Director exercises discretion to impose stress-testing. We do not expect this rule to have a material effect on our financial condition or results of operations.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2019 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products. New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of March 31, 2020, one such captive insurance company member's total balance of credit products exceeded the percentage limit. Therefore, no new or renewed credit extensions have been provided to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2020, our top borrower held 17% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

Investments. We are also exposed to credit risk through our investment portfolios. Our policies restrict the acquisition of investments to high-quality, short-term money market instruments and high-quality long-term securities.

At March 31, 2020, we did not have any unsecured credit exposure to investments in United States branches and agency offices of foreign commercial banks.

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At March 31, 2020, these investments totaled 285% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	3,400	—	—	—	3,400
Federal funds sold	—	—	—	—	—	—
Total short-term investments	—	3,400	—	—	—	3,400

Trading securities:
U.S. Treasury obligations	—	5,831	—	—	—	5,831
Total trading securities	—	5,831	—	—	—	5,831

Other investment securities:
GSE and TVA debentures	—	4,072	—	—	—	4,072
GSE MBS	—	7,637	—	—	—	7,637
Other U.S. obligations - guaranteed RMBS	—	2,947	—	—	—	2,947
Total other investment securities	—	14,656	—	—	—	14,656

Total investments, carrying value	$—	$23,887	$—	$—	$—	$23,887

Percentage of total	—%	100%	—%	—%	—%	100%

December 31, 2019
Short-term investments:
Interest-bearing deposits	$—	$—	$809	$—	$—	$809
Securities purchased under agreements to resell	—	1,500	—	—	—	1,500
Federal funds sold	—	1,090	1,460	—	—	2,550
Total short-term investments	—	2,590	2,269	—	—	4,859

Trading securities:
U.S. Treasury obligations	—	5,017	—	—	—	5,017
Total trading securities	—	5,017	—	—	—	5,017

Other investment securities:
GSE and TVA debentures	—	3,927	—	—	—	3,927
GSE MBS	—	6,714	—	—	—	6,714
Other U.S. obligations - guaranteed RMBS	—	3,060	—	—	—	3,060
Total other investment securities	—	13,701	—	—	—	13,701

Total investments, carrying value	$—	$21,308	$2,269	$—	$—	$23,577

Percentage of total	—%	90%	10%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended March 31, 2020
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$7	$180	$187
Additions	—	4	4
Claims paid	—	—	—
Distributions to PFIs	—	(1)	(1)
Liability, end of period	$7	$183	$190

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2020	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$32	$—	$—	$—
Cleared derivatives (1)	12,516	7	165	172
Liability positions with credit exposure
Uncleared derivatives - A	20,446	(937)	948	11
Uncleared derivatives - BBB	2,350	(5)	8	3
Cleared derivatives (1)	16,151	(1)	117	116
Total derivative positions with credit exposure to non-member counterparties	51,495	(936)	1,238	302
Total derivative positions with credit exposure to member institutions (2)	335	5	—	5
Subtotal - derivative positions with credit exposure	51,830	$(931)	$1,238	$307
Derivative positions without credit exposure	1,044

Total derivative positions	$52,874

(1) Represents derivative transactions cleared by two clearinghouses (one rated AA- and the other unrated).
(2) Includes MDCs from member institutions under our MPP.

Business Risk Management.

Replacement of the LIBOR Benchmark Interest Rate. In July 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the UK, announced that it plans to phase out its regulatory oversight responsibilities for LIBOR interest rate indices. The FCA indicated that it will cease persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, and that the continuation of LIBOR on the current basis will not be guaranteed after 2021. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

Most of our advances, investments, CO bonds, derivative assets, derivative liabilities, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. As a result, we are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR as the dominant replacement on an ongoing basis.

We have developed a transition plan that has the flexibility to evolve with market developments and member needs. The key components of our LIBOR replacement plan are: exposure, fallback language, information technology systems preparation, and balance sheet strategy. We have assessed our current exposure to LIBOR including completing an inventory of all financial instruments impacted and identifying financial instruments and contracts that may require adding or adjusting fallback language. We are assessing our operational readiness including potential effects on core Bank systems and replacing LIBOR references in policies and procedures. From a balance-sheet management perspective, we participate in the issuance of SOFR-indexed debt. In addition, in accordance with the Supervisory Letter issued by the Finance Agency to the FHLBanks, we have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. We have also ceased the issuance of LIBOR-indexed debt with maturities beyond 2021. Further, beginning March 31, 2020, we ceased entering into transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021.

As a result of the recent market volatility triggered in part by impacts of the COVID-19 pandemic, our authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended to June 30, 2020, except for investments and option embedded products. Therefore, until June 30, 2020, we may continue to issue fixed-rate debt with maturities beyond 2021 that are hedged with LIBOR-indexed interest-rate swaps. Beginning June 30, 2020, we will no longer enter into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

We are also revising our members' collateral reporting requirements to distinguish LIBOR-linked collateral that matures after December 31, 2021. Finally, we have implemented OIS as an alternative interest rate hedging strategy for certain financial instruments.

The following table presents our LIBOR-rate indexed financial instruments outstanding at March 31, 2020 and December 31, 2019 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
March 31, 2020	2020	2021	2022 and thereafter	Total
Assets:
Advances, par value (1)	$129	$295	$3,762	$4,186
Mortgage-backed securities, par value (2)	7	—	4,027	4,034
Total	$136	$295	$7,789	$8,220

Interest-rate swaps - receive leg, notional:
Cleared	$4,147	$1,861	$7,055	$13,063
Uncleared	128	117	12,198	12,443
Total	$4,275	$1,978	$19,253	$25,506

Liabilities:
CO bonds, par value (2)	$8,710	$2,650	$—	$11,360

Interest-rate swaps - pay leg, notional:
Cleared	$5,123	$848	$434	$6,405
Uncleared	772	860	7,409	9,041
Total	$5,895	$1,708	$7,843	$15,446

December 31, 2019
Assets:
Advances, par value (1)	$178	$311	$3,841	$4,330
Mortgage-backed securities, par value (2)	12	—	4,437	4,449
Total	$190	$311	$8,278	$8,779

Interest-rate swaps - receive leg, notional:
Cleared	$4,364	$1,871	$7,087	$13,322
Uncleared	279	117	10,814	11,210
Total	$4,643	$1,988	$17,901	$24,532

Liabilities:
CO bonds, par value (2)	$10,235	$1,050	$—	$11,285

Interest-rate swaps - pay leg, notional:
Cleared	$4,520	$849	$234	$5,603
Uncleared	2,737	2,445	6,248	11,430
Total	$7,257	$3,294	$6,482	$17,033

(1) Year of maturity on our advances is based on redemption term.
(2) Year of maturity on our MBS and CO bonds is based on contractual maturity. The actual maturities on MBS will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

For more information, see Item 1A. Risk Factors - Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations in our 2019 Form 10-K.

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

As part of our overall interest-rate risk management process, we continue to evaluate strategies to manage interest-rate risk. Certain strategies, if implemented, could have an adverse impact on future earnings. We are in the process of refining certain methodologies underlying the calculations of our key risk metrics. The changes in the methodologies are subject to either approval or non-objection by the Finance Agency. If implemented, the net impact of the changes on our metrics is expected to be slightly favorable.

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

Date	VaR
March 31, 2020	$230
December 31, 2019	198

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

March 31, 2020	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,248	$3,255	$3,269	$3,303	$3,237
Percent change in MVE from base	(0.7)%	(0.4)%	—%	1.0%	(1.0)%
MVE/Book value of equity	93.8%	94.0%	94.4%	95.3%	93.4%
Duration of equity (2)	(0.5)	0.2	(1.7)	1.1	1.2

December 31, 2019
MVE	$3,353	$3,285	$3,237	$3,175	$3,171
Percent change in MVE from base	3.6%	1.5%	0%	(1.9)%	(2.0)%
MVE/Book value of equity	96.4%	94.4%	93.0%	91.2%	91.1%
Duration of equity (2)	2.0	0.5	2.4	0.5	0.5

(1) Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.
(2) We use interest-rate shocks in 50 bps increments to determine duration of equity.

The changes in these key metrics from December 31, 2019 resulted primarily from the change in market value of the assets and liabilities in response to changes in the market environment, changes in portfolio composition, and our hedging strategies.

Duration Gap. The base case duration gap was (0.10)% and 0.08% at March 31, 2020 and December 31, 2019, respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2019 Form 10-K.

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

As of March 31, 2020, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Internal Control Over Financial Reporting

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in rules 13a-15(f) and 15(d)-15(f) of the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, substantially all of our employees began working from home in March 2020. As a result, management performed measures to ensure that internal control over financial reporting was not materially impacted.

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

Item 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2019 Form 10-K.

The COVID-19 Pandemic and Related Developments Have Created Substantial Economic and Financial Disruptions and Uncertainties As Well As Significant Operational Challenges, Which Could Heighten Many of the Risks We Face and Could Adversely Affect Our Business, Financial Condition, Results of Operations, Ability to Pay Dividends and Redeem or Repurchase Capital Stock.

The pandemic caused by the outbreak of COVID-19 and governmental and public actions taken in response, such as shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns, have significantly reduced economic activity and created substantial uncertainty about the future economic environment. In addition, the pandemic and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatility. There are no comparable recent events that provide guidance as to the effects that the COVID-19 pandemic and government actions may have. The ultimate effects of the outbreak, including the duration, speed and severity of the pandemic, the depth of the economic downturn and the timing and shape of the economic recovery, continue to evolve and are highly uncertain and difficult to predict. These circumstances could heighten many of the risks we face, as described in the "Risk Factors" section of our 2019 Form 10-K, and could adversely affect our business, financial condition, results of operations, ability to pay dividends and redeem or repurchase capital stock.

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from the COVID-19 pandemic will lead to an increased risk of credit losses for us, in particular due to declines in the value of our assets or collateral securing our advances, or due to member financial difficulties or failures. Many businesses in our district and across the U.S. have been required by government orders to suspend or substantially curtail operations for an indefinite time in an attempt to slow the spread of COVID-19, resulting in widespread employee layoffs and a dramatic increase in unemployment insurance claims. In turn, higher loan delinquencies stemming from rising unemployment, as well as the effects of mortgage forbearance and other debt relief, will reduce the value of our assets and mortgage-related collateral. Further, significant borrower defaults on loans made by our member institutions could occur as a result of this economic downturn, and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Moreover, this significant slowdown in economic activity could reduce demand for our members’ products and services, which could negatively impact our members’ demand for our products and services.

The disruptions to interest rates, credit spreads and the availability of funds in the capital markets in connection with the COVID-19 pandemic have also adversely affected, and may continue to adversely affect, our cost of funding or access to funding, as well as the valuation of and the yields on our assets. The FRB’s policies directly and indirectly influence the yield on our interest-bearing assets and the cost of our interest-bearing liabilities. In response to the COVID-19 pandemic, the FOMC lowered the target range for federal funds from 1.50% to 1.75% to a target range of 0.00% to 0.25%. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may maintain current interest rates or even set negative interest rates if economic conditions warrant. These factors are beyond our control and, coupled with variability in our members’ demands for advances, have challenged and will continue to challenge our ability to manage our assets and liabilities (including the pricing of advances) and could adversely affect our profitability and liquidity.

In addition, the shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns or limitations as a result of the COVID-19 pandemic have led to substantial changes in normal business practices, such as the implementation of work-from-home arrangements, for us as well as for many of our members, dealers, and other third-party service providers. On March 16, 2020, most of our employees began working remotely. At this time, we cannot predict when our full employee base will return to work in our offices. These changes in business practices have resulted in significant operational challenges, including heightened risks of operational errors, disruptions, failures and cybersecurity breaches, which would adversely affect our ability, and that of our members, counterparties and third-party vendors, to conduct and manage our respective businesses. In addition, some or all of our employees, management or board of directors could contract COVID-19, which, depending on the number and severity of such cases, could similarly affect our ability to conduct our business.

For more information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Legislative and Regulatory Developments.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*
Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

3.2*
Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective June 28, 2019, incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on August 12, 2019

4.1*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective February 10, 2020, incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2020

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 12, 2020	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 12, 2020	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

May 12, 2020	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer