Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Indianapolis
filed 2020-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2020
Class B Stock, par value $100	24,947,101

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$99,090	$220,294
Interest-bearing deposits (Note 3)	300,057	809,141
Securities purchased under agreements to resell (Note 3)	3,000,000	1,500,000
Federal funds sold (Note 3)	2,392,000	2,550,000
Trading securities (Note 3)	4,966,079	5,016,649
Available-for-sale securities, amortized cost of $10,486,532 and $8,394,665 (Note 3)	10,506,534	8,484,478
Held-to-maturity securities, net (estimated fair values of $4,364,237 and $5,216,206) (Note 3)	4,344,346	5,216,401
Advances (Note 4)	34,847,863	32,480,108
Mortgage loans held for portfolio, net (Note 5)	10,082,914	10,815,037
Accrued interest receivable	123,044	131,822
Premises, software, and equipment, net	35,874	36,549
Derivative assets, net (Note 6)	321,339	208,008
Other assets	50,956	42,288

Total assets	$71,070,096	$67,510,775

Liabilities:
Deposits	$1,145,562	$960,304
Consolidated obligations (Note 7):
Discount notes	28,233,523	17,676,793
Bonds	36,973,035	44,715,224
Total consolidated obligations, net	65,206,558	62,392,017
Accrued interest payable	102,651	178,981
Affordable Housing Program payable (Note 8)	36,661	38,084
Derivative liabilities, net (Note 6)	9,474	3,206
Mandatorily redeemable capital stock (Note 9)	299,704	322,902
Other liabilities	951,545	458,521

Total liabilities	67,752,155	64,354,015

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B-1 issued and outstanding shares: 21,940,160 and 19,737,727, respectively	2,194,016	1,973,773
Class B-2 issued and outstanding shares: 3,028 and 3,028, respectively	303	303
Total capital stock	2,194,319	1,974,076
Retained earnings:
Unrestricted	868,328	864,454
Restricted	259,403	250,854
Total retained earnings	1,127,731	1,115,308
Total accumulated other comprehensive income (loss) (Note 10)	(4,109)	67,376

Total capital	3,317,941	3,156,760

Total liabilities and capital	$71,070,096	$67,510,775

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Interest Income:
Advances	$76,319	$222,146	$245,944	$433,900
Interest-bearing deposits	313	5,421	5,032	9,687
Securities purchased under agreements to resell	226	25,846	10,059	45,660
Federal funds sold	323	20,134	9,613	40,515
Trading securities	25,520	10,654	49,316	13,455
Available-for-sale securities	13,341	56,786	50,144	106,267
Held-to-maturity securities	19,813	38,973	48,946	79,857
Mortgage loans held for portfolio	59,208	93,446	141,228	189,699
Total interest income	195,063	473,406	560,282	919,040

Interest Expense:
Consolidated obligation discount notes	27,575	139,139	100,089	258,513
Consolidated obligation bonds	97,199	268,849	321,051	531,858
Deposits	55	3,521	2,790	6,515
Mandatorily redeemable capital stock	2,772	2,353	5,739	5,071
Total interest expense	127,601	413,862	429,669	801,957

Net interest income	67,462	59,544	130,613	117,083
Provision for (reversal of) credit losses	50	(40)	47	14

Net interest income after provision for credit losses	67,412	59,584	130,566	117,069

Other Income:
Net gains (losses) on trading securities	(28,527)	16,585	21,306	20,656
Net losses on derivatives and hedging activities	(878)	(14,365)	(51,827)	(17,787)
Service fees	138	202	297	395
Standby letters of credit fees	163	143	318	302
Other, net	3,558	903	(20)	2,918
Total other income (loss)	(25,546)	3,468	(29,926)	6,484

Other Expenses:
Compensation and benefits	15,252	13,424	29,637	27,557
Other operating expenses	7,725	7,146	15,034	13,120
Federal Housing Finance Agency	1,168	1,001	2,335	1,997
Office of Finance	1,037	1,009	2,311	2,145
Other	1,710	1,284	3,191	2,372
Total other expenses	26,892	23,864	52,508	47,191

Income before assessments	14,974	39,188	48,132	76,362

Affordable Housing Program assessments	1,775	4,154	5,387	8,143

Net income	$13,199	$35,034	$42,745	$68,219

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019

Net income	$13,199	$35,034	$42,745	$68,219

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	79,020	(7,924)	(69,811)	18,981

Pension benefits, net	(2,381)	(3,715)	(1,674)	(3,368)

Total other comprehensive income (loss)	76,639	(11,639)	(71,485)	15,613

Total comprehensive income (loss)	$89,838	$23,395	$(28,740)	$83,832

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2020 and 2019
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2020	20,982	$2,098,222	$867,141	$256,763	$1,123,904	$(80,748)	$3,141,378

Total comprehensive income			10,559	2,640	13,199	76,639	89,838

Proceeds from issuance of capital stock	1,092	109,212					109,212

Shares reclassified to mandatorily redeemable capital stock, net	(131)	(13,115)					(13,115)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (4.00% annualized)			(19,946)	—	(19,946)		(19,946)

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

Balance, March 31, 2019	19,853	$1,985,330	$855,314	$229,136	$1,084,450	$68,939	$3,138,719

Total comprehensive income			28,028	7,006	35,034	(11,639)	23,395

Proceeds from issuance of capital stock	632	63,193					63,193

Cash dividends on capital stock (5.50% annualized)			(26,431)	—	(26,431)		(26,431)

Balance, June 30, 2019	20,485	$2,048,523	$856,911	$236,142	$1,093,053	$57,300	$3,198,876

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2020 and 2019
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income (loss)			34,196	8,549	42,745	(71,485)	(28,740)

Proceeds from issuance of capital stock	2,335	233,590					233,590

Shares reclassified to mandatorily redeemable capital stock, net	(133)	(13,347)					(13,347)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (4.13% annualized)			(40,896)	—	(40,896)		(40,896)

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			54,576	13,643	68,219	15,613	83,832

Proceeds from issuance of capital stock	1,196	119,680					119,680

Shares reclassified to mandatorily redeemable capital stock, net	(21)	(2,109)					(2,109)

Cash dividends on capital stock (5.50% annualized)			(52,976)	—	(52,976)		(52,976)

Balance, June 30, 2019	20,485	$2,048,523	$856,911	$236,142	$1,093,053	$57,300	$3,198,876

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$42,745	$68,219
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	31,413	65,681
Changes in net derivative and hedging activities	(521,675)	(279,398)
Provision for (reversal of) credit losses	47	14
Net gains on trading securities	(21,306)	(20,656)
Changes in:
Accrued interest receivable	9,122	(24,853)
Other assets	(7,639)	(3,598)
Accrued interest payable	(76,331)	10,213
Other liabilities	40,954	9,280
Total adjustments, net	(545,415)	(243,317)

Net cash used in operating activities	(502,670)	(175,098)

Investing Activities:
Net change in:
Interest-bearing deposits	(390,531)	268,159
Securities purchased under agreements to resell	(1,500,000)	(1,036,984)
Federal funds sold	158,000	227,000
Trading securities:
Proceeds from maturities	1,850,000	—
Purchases	(1,778,124)	(3,172,134)
Available-for-sale securities:
Proceeds from maturities	22,000	289,500
Purchases	(1,176,982)	(595,818)
Held-to-maturity securities:
Proceeds from maturities	868,888	577,125
Advances:
Principal repayments	138,354,889	230,990,466
Disbursements to members	(140,017,580)	(231,826,261)
Mortgage loans held for portfolio:
Principal collections	1,895,751	605,627
Purchases from members	(1,049,039)	(587,879)
Purchases of premises, software, and equipment	(2,849)	(3,605)
Loans to other Federal Home Loan Banks:
Principal repayments	20,000	—
Disbursements	(20,000)	—

Net cash used in investing activities	(2,765,577)	(4,264,804)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Financing Activities:
Changes in deposits	184,887	270,707
Net payments on derivative contracts with financing elements	1,998	1,296
Net proceeds from issuance of consolidated obligations:
Discount notes	172,312,346	151,187,829
Bonds	21,703,579	13,680,363
Payments for matured and retired consolidated obligations:
Discount notes	(161,738,014)	(149,470,837)
Bonds	(29,484,440)	(11,323,625)
Proceeds from issuance of capital stock	233,590	119,680
Proceeds from issuance of mandatorily redeemable capital stock	—	3,704
Payments for redemption/repurchase of mandatorily redeemable capital stock	(36,581)	(497)
Partial recovery of prior capital distribution to Financing Corporation	10,574	—
Dividend payments on capital stock	(40,896)	(52,976)

Net cash provided by financing activities	3,147,043	4,415,644

Net decrease in cash and due from banks	(121,204)	(24,258)

Cash and due from banks at beginning of period	220,294	100,735

Cash and due from banks at end of period	$99,090	$76,477

Supplemental Disclosures:
Cash activities:
Interest payments	$552,568	$728,901
Affordable Housing Program payments	6,810	8,643
Non-cash activities:
Purchases of available-for-sale securities, traded but not yet settled	381,582	—
Capitalized interest on certain held-to-maturity securities	1,265	3,289
Par value of shares reclassified to mandatorily redeemable capital stock, net	13,347	2,109

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

Advances. Our advances are evaluated quarterly on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the advances do not possess similar risk characteristics. If any credit losses are expected, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. For more information on the allowance methodology related to advances, see Note 4 - Advances.

Mortgage Loans Held for Portfolio. On a quarterly basis, we apply a systematic approach for estimating the allowance for expected credit losses on our conventional mortgage loans over their estimated remaining lives through analyses that include, among other considerations, various loan portfolio and collateral-related characteristics, past loan performance, current and historical economic conditions, and reasonable and supportable forecasts of expected economic conditions. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses.

We measure expected losses on our conventional mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate all TDRs, any remaining exposure to delinquent conventional MPP loans paid in full by servicers, and collateral dependent loans. Loans are considered collateral dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). The Bank estimates expected losses on collateral dependent loans by applying a practical expedient that considers the expected loss of a collateral dependent loan to be equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs.

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

The CARES Act and Interagency Statement. On March 27, 2020, Section 4013 of the CARES Act was signed into law and provides optional, temporary relief from the accounting and reporting requirements for TDRs on certain conventional loan modifications related to COVID-19 that are offered by financial institutions, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To qualify for such relief, a loan must have been current as of December 31, 2019 and the modification must occur between March 1, 2020 and the earlier of December 31, 2020 or 60 days following the termination of the national emergency declared by the President of the United States.

In addition to the CARES Act, the Board of Governors of the Federal Reserve System, the FDIC, National Credit Union Administration, OCC, CFPB and the State Banking Regulators (collectively, the "Banking Agencies") issued a Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the "Interagency Statement") in April 2020. The Interagency Statement primarily offers certain interpretations of existing GAAP relative to conventional loan modifications that occur in response to the COVID-19 pandemic.

In the second quarter of 2020, we elected to apply the TDR relief that is provided by the CARES Act and further clarified by the Interagency Statement. As such, all qualifying COVID-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and accounting. However, as of June 30, 2020, we had no loans outstanding with such formal modifications. For all informal COVID-related loan modifications, i.e. the legal terms of the loan were not changed, we continue to follow our existing past-due, non-accrual, TDR, and charge-off accounting policies.

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

Allowance for Credit Losses. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At June 30, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at June 30, 2020 or December 31, 2019.

The carrying values of interest-bearing deposits at June 30, 2020 and December 31, 2019 exclude accrued interest receivable of $14 and $1,080, respectively.

Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at June 30, 2020 or December 31, 2019.

The carrying values of securities purchased under agreements to resell as of June 30, 2020 and December 31, 2019 exclude accrued interest receivable of $6 and $65, respectively.

Federal Funds Sold. Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty. All investments in federal funds sold at June 30, 2020 and December 31, 2019 were repaid according to the contractual terms and, therefore, no allowance for credit losses was recorded.

The carrying values of federal funds sold at June 30, 2020 and December 31, 2019 exclude accrued interest receivable of $6 and $111, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2020	December 31, 2019
Non-mortgage-backed securities
U.S. Treasury obligations	$4,966,079	$5,016,649
Total trading securities at estimated fair value	$4,966,079	$5,016,649

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net unrealized gains (losses) on trading securities held at period end	$(39,813)	$16,585	$8,650	$20,656
Net realized gains on trading securities that matured/sold during the period	11,286	—	12,656	—
Net gains (losses) on trading securities	$(28,527)	$16,585	$21,306	$20,656
Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2020	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$4,070,687	$25,902	$(7)	$4,096,582
GSE MBS	6,415,845	27,743	(33,636)	6,409,952
Total AFS securities	$10,486,532	$53,645	$(33,643)	$10,506,534

December 31, 2019
GSE and TVA debentures	$3,885,012	$41,840	$—	$3,926,852
GSE MBS	4,509,653	51,200	(3,227)	4,557,626
Total AFS securities	$8,394,665	$93,040	$(3,227)	$8,484,478

(1) Includes adjustments made to the cost basis for accretion, amortization, net charge-offs, and, if applicable, fair-value hedging basis adjustments, and excludes accrued interest receivable at June 30, 2020 and December 31, 2019 of $34,565 and $32,963, respectively. Carrying value equals estimated fair value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$71,583	$(7)	$—	$—	$71,583	$(7)
GSE MBS	3,181,281	(23,902)	462,418	(9,734)	3,643,699	(33,636)
Total impaired AFS securities	$3,252,864	$(23,909)	$462,418	$(9,734)	$3,715,282	$(33,643)

December 31, 2019
GSE MBS	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)
Total impaired AFS securities	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$1,208,799	$1,210,212	$570,209	$571,588
Due after 1 year through 5 years	1,244,535	1,252,618	1,729,664	1,742,681
Due after 5 years through 10 years	1,617,353	1,633,752	1,489,144	1,514,978
Due after 10 years	—	—	95,995	97,605
Total non-MBS	4,070,687	4,096,582	3,885,012	3,926,852
Total MBS	6,415,845	6,409,952	4,509,653	4,557,626
Total AFS securities	$10,486,532	$10,506,534	$8,394,665	$8,484,478

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
June 30, 2020	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,855,979	$5,317	$(8,439)	$2,852,857
GSE MBS	1,488,367	23,587	(574)	1,511,380
Total HTM securities	$4,344,346	$28,904	$(9,013)	$4,364,237

December 31, 2019
MBS:
Other U.S. obligations - guaranteed MBS	$3,059,875	$6,948	$(13,217)	$3,053,606
GSE MBS	2,156,526	10,117	(4,043)	2,162,600
Total HTM securities	$5,216,401	$17,065	$(17,260)	$5,216,206

(1) Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable at June 30, 2020 and December 31, 2019 of $3,688 and $7,156, respectively.
(2) Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.

Contractual Maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses on Investment Securities. At June 30, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

AFS Securities. At June 30, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because these losses are considered temporary and we expect to recover the entire amortized cost basis on these securities based upon the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis, (ii) all securities were highly-rated, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

HTM Securities. At June 30, 2020, we did not establish an allowance for credit losses on any of our HTM securities based on the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities, (ii) all securities were highly-rated and/or had short remaining terms to maturity, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Under the previous security impairment methodology for AFS and HTM securities, the Bank did not recognize any OTTI during the three or six months ended June 30, 2019.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	June 30, 2020		December 31, 2019
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$1,798	2.55	$37	3.99
Due in 1 year or less	12,330,292	0.85	11,791,716	1.85
Due after 1 year through 2 years	2,032,665	1.72	2,106,315	2.12
Due after 2 years through 3 years	3,343,559	1.83	2,505,693	2.16
Due after 3 years through 4 years	3,965,984	1.70	2,625,446	2.44
Due after 4 years through 5 years	2,481,804	1.69	4,076,103	2.08
Thereafter	9,778,256	1.22	9,166,357	1.89
Total advances, par value	33,934,358	1.27	32,271,667	1.98
Fair-value hedging adjustments, net	911,498		207,111
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	2,007		1,330
Total advances (1)	$34,847,863		$32,480,108

(1) Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable at June 30, 2020 and December 31, 2019 of $18,864 and $27,019, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Overdrawn demand and overnight deposit accounts	$1,798	$37	$1,798	$37
Due in 1 year or less	17,196,540	18,497,813	16,962,542	14,560,066
Due after 1 year through 2 years	1,830,965	1,514,015	3,118,165	3,329,315
Due after 2 years through 3 years	2,698,868	2,127,903	4,194,164	3,254,093
Due after 3 years through 4 years	2,575,484	2,117,546	4,089,984	3,025,551
Due after 4 years through 5 years	2,089,254	2,454,103	1,989,954	3,481,353
Thereafter	7,541,449	5,560,250	3,577,751	4,621,252
Total advances, par value	$33,934,358	$32,271,667	$33,934,358	$32,271,667

At June 30, 2020 and December 31, 2019, our top five borrowers held 39% and 42%, respectively, of total advances outstanding at par.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. At June 30, 2020 and December 31, 2019, we had rights to collateral on a borrower-by-borrower basis with an estimated value, after haircuts, equal to or in excess of our advances outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
At June 30, 2020 and December 31, 2019, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the three or six months ended June 30, 2020 or 2019.

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

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	June 30, 2020	December 31, 2019
Fixed-rate long-term mortgages	$8,875,768	$9,677,008
Fixed-rate medium-term (1) mortgages	987,684	908,526
Total mortgage loans held for portfolio, UPB	9,863,452	10,585,534
Unamortized premiums	214,359	231,807
Unamortized discounts	(1,998)	(2,158)
Fair-value hedging adjustments, net	7,426	154
Total mortgage loans held for portfolio	10,083,239	10,815,337
Allowance for credit losses	(325)	(300)
Total mortgage loans held for portfolio, net (2)	$10,082,914	$10,815,037

(1) Defined as a term of 15 years or less at origination.
(2) Excludes accrued interest receivable at June 30, 2020 and December 31, 2019 of $44,255 and $47,722, respectively.

Type	June 30, 2020	December 31, 2019
Conventional	$9,567,249	$10,263,249
Government-guaranteed or -insured	296,203	322,285
Total mortgage loans held for portfolio, UPB	$9,863,452	$10,585,534

Product	June 30, 2020	December 31, 2019
MPP	$9,668,105	$10,363,081
MPF Program	195,347	222,453
Total mortgage loans held for portfolio, UPB	$9,863,452	$10,585,534

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Conventional Mortgage Loans. We invest in conventional mortgage loans primarily through the MPP. Additionally, we hold participating interests in conventional mortgage loans that were originated by PFIs of the FHLBank of Topeka through the MPF Program.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2020	2019	2020	2019
Liability, beginning of period	$190,280	$176,637	$186,585	$174,096
Additions	8,060	3,920	12,314	6,990
Claims paid	(196)	(55)	(241)	(142)
Distributions to PFIs	(1,491)	(428)	(2,005)	(870)
Liability, end of period	$196,653	$180,074	$196,653	$180,074

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

	Origination Year
Payment Status as of June 30, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$39,808	$85,478	$125,286
60-89 days	30,578	64,307	94,885
90 days or more	13,297	8,901	22,198
Total past due	83,683	158,686	242,369
Total current	3,275,299	6,265,691	9,540,990
Total conventional mortgage loans, amortized cost (1)	$3,358,982	$6,424,377	$9,783,359

The Bank continues to apply its existing accounting policies for past due, non-accrual, and charge-offs for COVID-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on the most recent information received from our mortgage servicers, as of June 30, 2020, the UPB of conventional loans in an informal forbearance arrangement totaled $273,375, or 2.8% of our total conventional loans outstanding. The payment status as of June 30, 2020 includes such loans 30 to 59 days past due of $87,157, 60-89 days past due of $81,246, and 90 days or more past due of $8,405, for total past due of $176,808. Such loans with a current payment status totaled $96,567. For more information, see Note 2 - Recently Adopted and Issued Accounting Guidance.

Payment Status as of December 31, 2019	Total
Past due:
30-59 days	$44,479
60-89 days	9,868
90 days or more	10,668
Total past due	65,015
Total current	10,470,495
Total conventional mortgage loans, recorded investment (1)(2)	$10,535,510

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of June 30, 2020	Conventional	Government	Total
In process of foreclosure (3)	$1,993	$—	$1,993
Serious delinquency rate (1)(4)	0.23%	0.88%	0.25%
Past due 90 days or more still accruing interest (1)(5)	$14,758	$2,629	$17,387
On non-accrual status	$7,682	$—	$7,682

Other Delinquency Statistics as of December 31, 2019
In process of foreclosure (3)	$2,071	$—	$2,071
Serious delinquency rate (1)(4)	0.10%	0.94%	0.13%
Past due 90 days or more still accruing interest (1)(5)	$10,127	$3,069	$13,196
On non-accrual status	$1,063	$—	$1,063

(1) Based on the amortized cost at June 30, 2020, which excludes accrued interest receivable. Based on the recorded investment at December 31, 2019, which includes accrued interest receivable.
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

Allowance for Credit Losses.

Collectively Evaluated Mortgage Loans. Conventional loans current to 179 days past due are collectively evaluated at the pool level using a recognized third-party credit and prepayment model, which considers both current and historical information and events and reasonable and supportable forecasts that rely upon certain key inputs and assumptions, to estimate potential ranges of credit loss exposure. One such key input is a 3-year forecast of housing prices before full reversion to historical inputs over 5 years. Additionally, the evaluation is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

Seriously delinquent conventional loans 180 days or more past due are also collectively evaluated at the pool level based on current and historical information and events and reasonable and supportable forecasts and are charged-off in accordance with our policy.

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

Components of Allowance	June 30, 2020	December 31, 2019
MPP estimated losses remaining after borrower's equity, before credit enhancements	$9,132	$4,410
Portion of estimated expected losses recoverable from credit enhancements:
PMI	(1,887)	(667)
LRA (1)	(5,368)	(2,581)
SMI	(1,649)	(927)
Total portion recoverable from credit enhancements	(8,904)	(4,175)
Allowance for unrecoverable PMI/SMI	22	15
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	75	50
Allowance for credit losses	$325	$300

(1) Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance	2020	2019	2020	2019
Balance, beginning of period	$300	$600	$300	$600
Charge-offs	(29)	(21)	(42)	(75)
Recoveries	4	61	20	61
Provision for (reversal of) credit losses	50	(40)	47	14
Balance, end of period	$325	$600	$325	$600

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Government-Guaranteed or -Insured Mortgage Loans. Based on our assessment of our servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at June 30, 2020 or December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2020 was $6,287, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would have been required to deliver additional collateral of $750 to our uncleared derivative counterparties at June 30, 2020.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At June 30, 2020, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value	Estimated Fair Value
	Notional	of Derivative	of Derivative
June 30, 2020	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$37,138,858	$33,539	$1,090,954
Total derivatives designated as hedging instruments	37,138,858	33,539	1,090,954
Derivatives not designated as hedging instruments:
Interest-rate swaps	7,772,000	6,368	450
Swaptions	—	—	—
Interest-rate caps/floors	625,500	680	—
Interest-rate forwards	166,800	122	587
MDCs	167,655	606	23
Total derivatives not designated as hedging instruments	8,731,955	7,776	1,060
Total derivatives before adjustments	$45,870,813	41,315	1,092,014
Netting adjustments and cash collateral (1)		280,024	(1,082,540)
Total derivatives, net		$321,339	$9,474

December 31, 2019
Derivatives designated as hedging instruments:
Interest-rate swaps	$41,108,749	$60,155	$318,815
Total derivatives designated as hedging instruments	41,108,749	60,155	318,815
Derivatives not designated as hedging instruments:
Interest-rate swaps	7,634,000	450	27
Swaptions	850,000	16	—
Interest-rate caps/floors	668,500	215	—
Interest-rate forwards	70,200	—	216
MDCs	70,693	105	3
Total derivatives not designated as hedging instruments	9,293,393	786	246
Total derivatives before adjustments	$50,402,142	60,941	319,061
Netting adjustments and cash collateral (1)		147,067	(315,855)
Total derivatives, net		$208,008	$3,206

(1) Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2020 and December 31, 2019, including accrued interest, totaled $1,363,458 and $464,187, respectively. Cash collateral received from counterparties and held at June 30, 2020 and December 31, 2019, including accrued interest, totaled $894 and $1,265, respectively. At June 30, 2020 and December 31, 2019, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$25,626	$1,090,631	$51,955	$318,023
Cleared	14,961	773	8,881	819
Total gross recognized amount	40,587	1,091,404	60,836	318,842
Gross amounts of netting adjustments and cash collateral
Uncleared	(19,857)	(1,081,767)	(36,954)	(315,036)
Cleared	299,881	(773)	184,021	(819)
Total gross amounts of netting adjustments and cash collateral	280,024	(1,082,540)	147,067	(315,855)
Net amounts after netting adjustments and cash collateral
Uncleared	5,769	8,864	15,001	2,987
Cleared	314,842	—	192,902	—
Total net amounts after netting adjustments and cash collateral	320,611	8,864	207,903	2,987
Derivative instruments not meeting netting requirements (1)	728	610	105	219
Total derivatives, at estimated fair value	$321,339	$9,474	$208,008	$3,206

(1) Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2020	2019	2020	2019
Net gain (loss) on derivatives not designated as hedging instruments:
Interest-rate swaps	$20,138	$(12,579)	$(20,281)	$(12,086)
Swaptions	(16)	(421)	(323)	(593)
Interest-rate caps/floors	(28)	553	464	(2)
Interest-rate forwards	(3,544)	(580)	(10,923)	(1,219)
Net interest settlements	(20,527)	(1,971)	(28,912)	(5,088)
MDCs	3,099	633	8,148	1,201
Total net gains (losses) on derivatives not designated as hedging instruments	$(878)	$(14,365)	$(51,827)	$(17,787)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended June 30, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$6,442	$40,745	$25,337	$72,524
Derivatives	(23,345)	(57,079)	(10,892)	(91,316)
Net changes in estimated fair value before price alignment interest	(16,903)	(16,334)	14,445	(18,792)
Price alignment interest (1)	56	44	(5)	95
Net interest settlements on derivatives (2) (3)	(28,409)	(27,997)	18,778	(37,628)
Amortization/accretion of gains (losses) on active hedging relationships	(7)	337	783	1,113
Net gains (losses) on qualifying fair-value hedging relationships	(45,263)	(43,950)	34,001	(55,212)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	—	—
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(45,263)	$(43,950)	$34,001	$(55,212)

Three Months Ended June 30, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$230,420	$229,361	$(54,303)	$405,478
Derivatives	(230,259)	(236,170)	52,376	(414,053)
Net changes in estimated fair value before price alignment interest	161	(6,809)	(1,927)	(8,575)
Price alignment interest (1)	(55)	(158)	(59)	(272)
Net interest settlements on derivatives (2) (3)	20,226	12,128	(11,645)	20,709
Amortization/accretion of gains (losses) on active hedging relationships	—	96	115	211
Net gains (losses) on qualifying fair-value hedging relationships	20,332	5,257	(13,516)	12,073
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	5	—	(2,694)	(2,689)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$20,337	$5,257	$(16,210)	$9,384

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Six Months Ended June 30, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$634,736	$640,223	$(39,452)	$1,235,507
Derivatives	(633,084)	(667,567)	42,755	(1,257,896)
Net changes in estimated fair value before price alignment interest	1,652	(27,344)	3,303	(22,389)
Price alignment interest (1)	640	401	(149)	892
Net interest settlements on derivatives (2) (3)	(28,439)	(33,681)	28,775	(33,345)
Amortization/accretion of gains (losses) on active hedging relationships	(14)	639	1,333	1,958
Net gains (losses) on qualifying fair-value hedging relationships	(26,161)	(59,985)	33,262	(52,884)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(26,161)	$(59,985)	$33,226	$(52,920)

Six Months Ended June 30, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$330,610	$367,154	$(98,875)	$598,889
Derivatives	(335,101)	(385,206)	98,967	(621,340)
Net changes in estimated fair value before price alignment interest	(4,491)	(18,052)	92	(22,451)
Price alignment interest (1)	(305)	(1,078)	(6)	(1,389)
Net interest settlements on derivatives (2) (3)	43,458	25,611	(30,597)	38,472
Amortization/accretion of gains (losses) on active hedging relationships	—	176	185	361
Net gains (losses) on qualifying fair-value hedging relationships	38,662	6,657	(30,326)	14,993
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(2)	—	(6,164)	(6,166)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$38,660	$6,657	$(36,490)	$8,827

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

June 30, 2020	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$19,804,251	$10,486,532	$9,827,044

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships	$910,586	$790,594	$46,067
For discontinued fair-value hedging relationships	912	—	—
Total cumulative fair-value hedging basis adjustments on hedged items (2)	$911,498	$790,594	$46,067

December 31, 2019
Amortized cost of hedged items (1)	$17,320,223	$8,394,665	$17,039,657

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships	$207,111	$150,372	$7,855
For discontinued fair-value hedging relationships	—	—	(36)
Total cumulative fair-value hedging basis adjustments on hedged items (2)	$207,111	$150,372	$7,819

(1) Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2) Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at June 30, 2020 and December 31, 2019 totaled $915.8 billion and $1.0 trillion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2020	December 31, 2019
Book value	$28,233,523	$17,676,793
Par value	$28,244,375	$17,713,204

Weighted average effective interest rate	0.19%	1.59%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2020		December 31, 2019
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,135,995	0.62	$23,404,785	1.88
Due after 1 year through 2 years	4,669,950	0.82	6,881,120	1.93
Due after 2 years through 3 years	2,855,250	1.85	4,020,790	2.10
Due after 3 years through 4 years	873,625	2.06	1,234,375	2.18
Due after 4 years through 5 years	2,138,150	1.84	3,471,250	2.11
Thereafter	5,196,900	2.97	5,650,600	3.11
Total CO bonds, par value	36,869,870	1.17	44,662,920	2.09
Unamortized premiums	80,252		67,708
Unamortized discounts	(13,110)		(13,321)
Unamortized concessions	(10,044)		(9,902)
Fair-value hedging adjustments, net	46,067		7,819
Total CO bonds	$36,973,035		$44,715,224
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2020	December 31, 2019
Non-callable / non-putable	$29,674,370	$28,829,420
Callable	7,195,500	15,833,500
Total CO bonds, par value	$36,869,870	$44,662,920

Year of Contractual Maturity or Next Call Date	June 30, 2020	December 31, 2019
Due in 1 year or less	$27,812,995	$36,243,785
Due after 1 year through 2 years	4,813,450	4,484,620
Due after 2 years through 3 years	998,250	742,790
Due after 3 years through 4 years	389,625	516,375
Due after 4 years through 5 years	633,650	380,750
Thereafter	2,221,900	2,294,600
Total CO bonds, par value	$36,869,870	$44,662,920

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2020	December 31, 2019
Fixed-rate	$19,554,870	$27,565,920
Step-up	15,000	30,000
Simple variable-rate	17,300,000	17,067,000
Total CO bonds, par value	$36,869,870	$44,662,920

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2020	2019	2020	2019
Liability at beginning of period	$39,423	$42,841	$38,084	$40,747
Assessment (expense)	1,775	4,154	5,387	8,143
Subsidy usage, net (1)	(4,537)	(6,748)	(6,810)	(8,643)
Liability at end of period	$36,661	$40,247	$36,661	$40,247

(1) Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2020	2019	2020	2019
Liability at beginning of period	$323,125	$174,202	$322,902	$168,876
Reclassification from capital stock	13,115	—	13,347	2,109
Proceeds from issuance (1)	—	—	—	3,704
Redemptions/repurchases	(36,572)	(10)	(36,581)	(497)
Accrued distributions	36	1	36	1
Liability at end of period	$299,704	$174,193	$299,704	$174,193

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

MRCS Contractual Year of Redemption	June 30, 2020	December 31, 2019
Year 1 (1)	$772	$680
Year 2	8,576	8,649
Year 3	23,163	—
Year 4	5,670	26,723
Year 5	162,194	150,958
Thereafter (2)	99,329	135,892
Total MRCS	$299,704	$322,902

(1) Balances at June 30, 2020 and December 31, 2019 include $662 and $680, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2) Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule. However, upon their respective terminations, we currently intend to repurchase their excess stock (if any) in accordance with our capital plan, the balances of which at June 30, 2020 and December 31, 2019 totaled $86,369 and $61,642, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2020	2019	2020	2019
Recorded as interest expense	$2,772	$2,353	$5,739	$5,071
Recorded as distributions from retained earnings	36	1	36	1
Total	$2,808	$2,354	$5,775	$5,072

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 13 - Capital in our 2019 Form 10-K. As presented in the following table, we were in compliance with those requirements at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$608,263	$3,621,754	$639,495	$3,412,286

Total regulatory capital	$2,842,804	$3,621,754	$2,700,431	$3,412,286
Total regulatory capital-to-asset ratio	4.00%	5.10%	4.00%	5.05%

Leverage capital	$3,553,505	$5,432,631	$3,375,539	$5,118,429
Leverage ratio	5.00%	7.65%	5.00%	7.58%

Partial Recovery of Prior Capital Distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, FICO. The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in 1987, 1988 and 1989 that aggregated to $680 million in exchange for FICO nonvoting capital stock. Upon passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and, therefore, the FHLBanks charged-off their prior capital distributions to FICO directly against retained earnings.

Upon the dissolution of FICO in October 2019, FICO determined that excess funds aggregating to $200 million were available for distribution to its sole stockholders, the FHLBanks. Specifically, the Bank received $10,574 during the three months ended June 30, 2020 which was determined based on our proportionate ownership of FICO's nonvoting capital stock. The FHLBanks treated the receipt of these funds as a partial recovery of the prior capital distributions made by the FHLBanks to FICO. These funds have been credited to unrestricted retained earnings.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, March 31, 2020	$(59,018)	$(21,730)	$(80,748)

OCI before reclassifications:
Net change in unrealized gains (losses)	79,020	—	79,020
Reclassifications from OCI to net income:
Pension benefits, net	—	(2,381)	(2,381)
Total other comprehensive income (loss)	79,020	(2,381)	76,639

Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

Balance, March 31, 2019	$79,891	$(10,952)	$68,939

OCI before reclassifications:
Net change in unrealized gains (losses)	(7,924)	—	(7,924)
Reclassifications from OCI to net income:
Pension benefits, net	—	(3,715)	(3,715)
Total other comprehensive income (loss)	(7,924)	(3,715)	(11,639)

Balance, June 30, 2019	$71,967	$(14,667)	$57,300

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	(69,811)	—	(69,811)
Reclassifications from OCI to net income:
Pension benefits, net	—	(1,674)	(1,674)
Total other comprehensive income (loss)	(69,811)	(1,674)	(71,485)

Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

Balance, December 31, 2018	$52,986	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains (losses)	18,981	—	18,981
Reclassifications from OCI to net income:
Pension benefits, net	—	(3,368)	(3,368)
Total other comprehensive income (loss)	18,981	(3,368)	15,613

Balance, June 30, 2019	$71,967	$(14,667)	$57,300

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$62,177	$5,285	$67,462	$44,218	$15,326	$59,544
Provision for (reversal of) credit losses	—	50	50	—	(40)	(40)
Other income (loss)	(25,179)	(367)	(25,546)	3,215	253	3,468
Other expenses	22,845	4,047	26,892	20,400	3,464	23,864
Income before assessments	14,153	821	14,974	27,033	12,155	39,188
Affordable Housing Program assessments	1,693	82	1,775	2,939	1,215	4,154
Net income	$12,460	$739	$13,199	$24,094	$10,940	$35,034

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$112,252	$18,361	$130,613	$83,445	$33,638	$117,083
Provision for (reversal of) credit losses	—	47	47	—	14	14
Other income (loss)	(27,291)	(2,635)	(29,926)	6,400	84	6,484
Other expenses	44,609	7,899	52,508	40,376	6,815	47,191
Income before assessments	40,352	7,780	48,132	49,469	26,893	76,362
Affordable Housing Program assessments	4,609	778	5,387	5,454	2,689	8,143
Net income	$35,743	$7,002	$42,745	$44,015	$24,204	$68,219

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2020	$60,987,182	$10,082,914	$71,070,096
December 31, 2019	56,695,738	10,815,037	67,510,775

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

	June 30, 2020
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$99,090	$99,090	$99,090	$—	$—	$—
Interest-bearing deposits	300,057	300,057	300,018	39	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	2,392,000	2,392,000	—	2,392,000	—	—
Trading securities	4,966,079	4,966,079	—	4,966,079	—	—
AFS securities	10,506,534	10,506,534	—	10,506,534	—	—
HTM securities	4,344,346	4,364,237	—	4,364,237	—	—
Advances	34,847,863	34,865,595	—	34,865,595	—	—
Mortgage loans held for portfolio, net	10,082,914	10,419,738	—	10,402,380	17,358	—
Accrued interest receivable	123,044	123,044	—	123,044	—	—
Derivative assets, net	321,339	321,339	—	41,315	—	280,024
Grantor trust assets (2)	25,934	25,934	25,934	—	—	—

Liabilities:
Deposits	1,145,562	1,145,562	—	1,145,562	—	—
Consolidated obligations:
Discount notes	28,233,523	28,237,584	—	28,237,584	—	—
Bonds	36,973,035	37,637,987	—	37,637,987	—	—
Accrued interest payable	102,651	102,651	—	102,651	—	—
Derivative liabilities, net	9,474	9,474	—	1,092,014	—	(1,082,540)
MRCS	299,704	299,704	299,704	—	—	—

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

					Netting
June 30, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$4,966,079	$—	$4,966,079	$—	$—
Total trading securities	4,966,079	—	4,966,079	—	—
AFS securities:
GSE and TVA debentures	4,096,582	—	4,096,582	—	—
GSE MBS	6,409,952	—	6,409,952	—	—
Total AFS securities	10,506,534	—	10,506,534	—	—
Derivative assets:
Interest-rate related	320,733	—	40,709	—	280,024
MDCs	606	—	606	—	—
Total derivative assets, net	321,339	—	41,315	—	280,024
Grantor trust assets (2)	25,934	25,934	—	—	—
Total assets at recurring estimated fair value	$15,819,886	$25,934	$15,513,928	$—	$280,024

Derivative liabilities:
Interest-rate related	$9,451	$—	$1,091,991	$—	$(1,082,540)
MDCs	23	—	23	—	—
Total derivative liabilities, net	9,474	—	1,092,014	—	(1,082,540)
Total liabilities at recurring estimated fair value	$9,474	$—	$1,092,014	$—	$(1,082,540)

Mortgage loans held for portfolio (3)	$1,519	$—	$—	$1,519	$—
Total assets at non-recurring estimated fair value	$1,519	$—	$—	$1,519	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2019	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,016,649	$—	$5,016,649	$—	$—
Total trading securities	5,016,649	—	5,016,649	—	—
AFS securities:
GSE and TVA debentures	3,926,852	—	3,926,852	—	—
GSE MBS	4,557,626	—	4,557,626	—	—
Total AFS securities	8,484,478	—	8,484,478	—	—
Derivative assets:
Interest-rate related	207,903	—	60,836	—	147,067
MDCs	105	—	105	—	—
Total derivative assets, net	208,008	—	60,941	—	147,067
Grantor trust assets (2)	26,050	26,050	—	—	—
Total assets at recurring estimated fair value	$13,735,185	$26,050	$13,562,068	$—	$147,067

Derivative liabilities:
Interest-rate related	$3,203	$—	$319,058	$—	$(315,855)
MDCs	3	—	3	—	—
Total derivative liabilities, net	3,206	—	319,061	—	(315,855)
Total liabilities at recurring estimated fair value	$3,206	$—	$319,061	$—	$(315,855)

Mortgage loans held for portfolio (4)	$1,504	$—	$—	$1,504	$—
Total assets at non-recurring estimated fair value	$1,504	$—	$—	$1,504	$—

(1) Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2) Included in other assets on the statement of condition.
(3) Amounts are as of the date the fair-value adjustment was recorded during the six months ended June 30, 2020.
(4) Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2019.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2020
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$318,800	$101,678	$420,478
Unused lines of credit (1)	1,001,243	—	1,001,243
Commitments to fund additional advances (2)	80,000	—	80,000
Commitments to fund or purchase mortgage loans, net (3)	167,655	—	167,655
Unsettled CO bonds, at par	80,000	—	80,000
Unsettled discount notes, at par	250,000	—	250,000

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

	June 30, 2020		December 31, 2019
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$423,536	17%	$57,133	2%
Advances	4,326,537	13%	698,699	2%

The par values at June 30, 2020 reflect changes in the composition of directors' financial institutions effective January 1, 2020, due to changes in board membership resulting from the 2019 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net capital stock issuances (redemptions and repurchases)	$71,775	$4,542	$77,621	$4,568
Net advances (repayments)	(2,757,963)	47,206	(720,232)	85,445
Mortgage loan purchases	14,512	6,734	26,864	11,328

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to/borrowings from other FHLBanks.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans to other FHLBanks	2020	2019	2020	2019
Disbursements	$(10,000)	$—	$(20,000)	$—
Principal repayments	10,000	—	20,000	—

Borrowings from other FHLBanks
Proceeds from borrowings	$—	$—	$—	$—
Principal repayments	—	—	—	—

There were no loans to or borrowings from other FHLBanks outstanding at June 30, 2020 or December 31, 2019.

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
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO: The Financing Corporation
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

COVID-19 Pandemic. The effects of the COVID-19 pandemic, and the governmental and public actions taken in response, on the global and U.S. economies continue to evolve, and the full duration and long-term impact of the pandemic is uncertain. During the first quarter of 2020, conditions in the financial markets deteriorated causing significant disruption to the availability of funds in the credit markets and resulted in adverse changes in interest rates, credit spreads, and asset prices. Although market conditions have improved, interest rates remained significantly lower in the second quarter of 2020 compared to levels before the COVID-19 pandemic. In addition, the COVID-19 pandemic has resulted in shelter-in-place, stay-at-home or similar orders, travel restrictions, and business closures across the United States, which have significantly reduced economic activity and created substantial uncertainty about the future economic environment.

Economy and Financial Markets. Conditions in the financial markets deteriorated significantly beginning in late February and into March 2020 before starting to recover in the second quarter of 2020. In response to the deterioration, the FRB undertook a number of emergency actions in March 2020 to, among other things, help facilitate liquidity and support stability in the fixed-income markets while volatility across global capital markets dramatically increased. Notably, the FRB substantially increased its provision of liquidity to the repo and U.S. Treasury markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of its commitment to using its full range of tools to support households, businesses, and the U.S. economy overall in this challenging time.

The Bureau of Labor Statistics ("BLS") reported that the U.S. unemployment rate rose from 4.4% in March 2020 to 14.7% in April 2020. In July 2020, the BLS reported that U.S. unemployment rate had declined to 11.1% in June 2020, compared to 3.7% in June 2019. Due to the effects of the COVID-19 pandemic on the economy, the unemployment rate is expected to remain elevated in the coming months if business reopenings are delayed or rolled-back and limitations and closures persist. U.S. real gross domestic product decreased at an annual rate of 32.9% in the second quarter of 2020 (advance estimate) and decreased at an annual rate of 5.0% in the first quarter of 2020, according to the Bureau of Economic Analysis, compared to an increase at an annual rate of 2.1% in the fourth quarter of 2019. The decline in the first half of 2020 was attributed largely to the effects of the COVID-19 pandemic on the U.S. economy.

The COVID-19 pandemic forced Indiana’s already soft economy into recession. Moody’s economic forecast shows an uphill path to recovery for the state as Moody’s believes that Indiana’s economic growth will lag the national rate of expansion. Weaknesses in manufacturing and transportation, along with slowing migration, will hold job growth back.

The COVID-19 pandemic pushed Michigan’s already weakening economy into a severe recession as employment plummeted to its lowest level since the mid-1980s. The state faces a steep uphill climb, given Michigan’s exposure to consumer industries and manufacturing. Moody‘s economic forecast for Michigan paints a challenging picture as Moody’s believes that the state’s recovery will be rocky and stretch out to 2023 through 2025 and possibly longer.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. home sales declined in June 2020, compared to June 2019 and 2018, but new home sales were strong, driven by low mortgage interest rates. However, low housing inventory levels and higher home prices in the second quarter of 2020 continued to constrain sales growth. Beginning in March 2020, the impact of the COVID-19 pandemic significantly affected the U.S. housing markets and is likely to result in further declines in home inventory and sales in the near term. Forbearances and delinquencies of mortgage loans are expected to continue to rise due to high rates of unemployment and relief programs implemented in response to the COVID-19 pandemic.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during the six months ended June 30, 2020, principally the COVID-19 pandemic and efforts by the FRB to facilitate liquidity and lower interest rates. Overall economic conditions, monetary policy, and financial regulation also continue to be influencing factors.

In early March 2020, the FOMC stated that the COVID-19 outbreak poses evolving risks to economic activity and in an unscheduled meeting decided to lower the federal funds rate by 50 basis points, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and will act as appropriate to support the economy. On March 15, 2020, the FOMC again lowered the federal funds rate in an unscheduled meeting, to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic has harmed communities and disrupted economic activity in many countries, including the United States, and has significantly affected global financial conditions. In the weeks before and after the FOMC's early March reduction in the federal funds target rate, interest rates decreased significantly, and have remained low. Generally, investor demand for high credit quality, fixed-income investments, including the FHLBanks' consolidated obligations, has remained strong, with market participants favoring shorter-term obligations.

In late March 2020, the FRB stated that it would take further actions to support the flow of credit to households and businesses by addressing strains in the markets for Treasury securities and Agency MBS. In addition, the FRB stated that it will continue to purchase Treasury securities and Agency MBS in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions. The FRB further expanded support of the financial market by beginning to purchase exchange-traded funds in May 2020 and corporate debt securities in June 2020. In its July 2020 meeting, the FOMC stated that the path of the U.S. economy will depend significantly on the course of the virus and voted to maintain the target rate of the federal funds rate at 0.0% to 0.25%.

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

The results of operations and the changes in the financial condition of the Bank were affected by the disruptions in the financial markets caused by the COVID-19 pandemic as discussed herein. However, we have continued to be a reliable source of liquidity for our members and maintain a full-service business operation while implementing a work-from-home program beginning on March 16, 2020.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Statement of Condition:
Advances	$34,848	$38,927	$32,480	$32,487	$33,891
Mortgage loans held for portfolio, net	10,083	10,649	10,815	11,104	11,364
Cash and short-term investments	5,791	8,085	5,079	5,521	7,840
Investment securities	19,817	20,487	18,718	17,754	16,677
Total assets	71,070	78,666	67,511	67,262	70,150

Discount notes	28,234	29,653	17,677	15,300	22,645
CO bonds	36,973	42,079	44,715	47,169	42,727
Total consolidated obligations	65,207	71,732	62,392	62,469	65,372

MRCS	300	323	323	324	174

Capital stock	2,194	2,098	1,974	1,939	2,049
Retained earnings	1,128	1,124	1,115	1,091	1,093
AOCI	(4)	(81)	68	56	57
Total capital	3,318	3,141	3,157	3,086	3,199

Statement of Income:
Net interest income	$67	$64	$70	$50	$60
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(25)	(5)	11	3	3
Other expenses	27	26	28	24	24
AHP assessments	2	3	6	3	4
Net income	$13	$30	$47	$26	$35

Selected Financial Ratios:
Net interest margin (1)	0.37%	0.36%	0.41%	0.29%	0.35%
Return on average equity (2)	1.64%	3.81%	6.05%	3.31%	4.45%
Return on average assets (2)	0.07%	0.17%	0.28%	0.15%	0.20%

Weighted average dividend rate (3)	4.00%	4.25%	4.75%	5.50%	5.50%
Dividend payout ratio (4)	150.84%	70.91%	48.35%	106.89%	75.44%

Total capital ratio (5)	4.67%	3.99%	4.68%	4.59%	4.56%
Total regulatory capital ratio (6)	5.10%	4.51%	5.05%	4.99%	4.73%
Average equity to average assets	4.39%	4.43%	4.66%	4.55%	4.59%

(1) Annualized net interest income expressed as a percentage of average interest-earning assets.
(2) Annualized, as appropriate.
(3) Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4) Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019 would be 67%, 44%, 89%, 79% and 80%, respectively.
(5) Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6) Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$67	$60	$7	13%	$131	$117	$14	12%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	67	60	7	13%	131	117	14	12%
Other income (loss)	(25)	3	(28)		(30)	6	(36)
Other expenses	27	24	3		53	47	6
Income before assessments	15	39	(24)	(62)%	48	76	(28)	(37)%
AHP assessments	2	4	(2)		5	8	(3)
Net income	13	35	(22)	(62)%	43	68	(25)	(37)%
Total other comprehensive income (loss)	77	(12)	89		(72)	16	(88)

Total comprehensive income (loss)	$90	$23	$67	284%	$(29)	$84	$(113)	(134)%

The decrease in net income for the three months ended June 30, 2020 compared to the corresponding period in the prior year was primarily due to accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans, net losses on trading securities, and higher net losses on qualifying fair-value hedging relationships. These decreases were partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

The decrease in net income for the six months ended June 30, 2020 compared to the corresponding period in the prior year was substantially due to accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans.

The increase in total other comprehensive income for the three months ended June 30, 2020 compared to the corresponding period in the prior year was due to net unrealized gains on AFS securities.

The decrease in total other comprehensive income for the six months ended June 30, 2020 compared to the corresponding period in the prior year was due to net unrealized losses on AFS securities.

Changes in Financial Condition for the Six Months Ended June 30, 2020. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2020	December 31, 2019	$ Change	% Change
Advances	$34,848	$32,480	$2,368	7%
Mortgage loans held for portfolio, net	10,083	10,815	(732)	(7)%
Cash and short-term investments (1)	5,791	5,079	712	14%
Investment securities and other assets (2)	20,348	19,137	1,211	6%
Total assets	$71,070	$67,511	$3,559	5%

Consolidated obligations	$65,207	$62,392	$2,815	5%
MRCS	300	323	(23)	(7)%
Other liabilities	2,245	1,639	606	37%
Total liabilities	67,752	64,354	3,398	5%

Capital stock	2,194	1,974	220	11%
Retained earnings (3)	1,128	1,115	13	1%
AOCI	(4)	68	(72)	(106)%
Total capital	3,318	3,157	161	5%

Total liabilities and capital	$71,070	$67,511	$3,559	5%

Total regulatory capital (4)	$3,622	$3,412	$210	6%

(1) Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2) Includes trading, AFS and HTM securities.
(3) Includes restricted retained earnings at June 30, 2020 and December 31, 2019 of $260 million and $251 million, respectively.
(4) Total capital less AOCI plus MRCS.

The increase in total assets at June 30, 2020 compared to December 31, 2019 was primarily driven by increases in advances to members.

The increase in total liabilities at June 30, 2020 compared to December 31, 2019 was attributable to an increase in consolidated obligations to support the Bank's asset growth.

The increase in total capital at June 30, 2020 compared to December 31, 2019 was substantially due to proceeds from the issuance of capital stock, partially offset by net unrealized losses on AFS securities.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019.

Net Interest Income. The increase in net interest income for the three months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to the Bank's growth in average asset balances and an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income. Such increases were substantially offset by accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans and higher net losses on qualifying fair-value hedging relationships. Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income. As a result, net interest income after provision for credit losses for the three months ended June 30, 2020 included net hedging losses of $19 million, compared to net hedging losses for the three months ended June 30, 2019 of $9 million. In general, we hold the derivatives and associated hedged items to the maturity, call, or put date. As a result, we expect that nearly all of the net gains and losses on these financial instruments will reverse over the remaining contractual terms of the hedged items.

The increase in net interest income for the six months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income. Such increase was partially offset by accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans.

The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,608	$1	0.05%	$7,533	$46	2.45%
Investment securities (3)	20,248	59	1.17%	15,936	106	2.68%
Advances (4)	36,207	77	0.85%	32,651	222	2.73%
Mortgage loans held for portfolio (4)	10,423	58	2.28%	11,407	94	3.29%
Other assets (interest-earning) (5)	1,555	—	0.08%	954	6	2.28%
Total interest-earning assets	73,041	195	1.07%	68,481	474	2.77%
Other assets (6)	831			291
Total assets	$73,872			$68,772

Liabilities and Capital:
Interest-bearing deposits	$1,560	—	0.01%	$648	3	2.18%
Discount notes	29,757	28	0.37%	22,747	140	2.45%
CO bonds (4)	38,139	97	1.03%	41,270	269	2.61%
MRCS	305	3	3.66%	174	2	5.42%
Total interest-bearing liabilities	69,761	128	0.74%	64,839	414	2.56%
Other liabilities	867			774
Total capital	3,244			3,159
Total liabilities and capital	$73,872			$68,772

Net interest income		$67			$60

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.33%			0.21%

Net interest margin (7)			0.37%			0.35%

Average interest-earning assets to interest-bearing liabilities	1.05			1.06

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,200	$20	0.76%	$7,081	$86	2.45%
Investment securities (3)	19,940	148	1.50%	15,043	199	2.68%
Advances (4)	34,476	246	1.43%	32,065	434	2.73%
Mortgage loans held for portfolio (4)	10,583	141	2.68%	11,396	190	3.36%
Other assets (interest-earning) (5)	1,581	5	0.64%	865	10	2.26%
Total interest-earning assets	71,780	560	1.57%	66,450	919	2.79%
Other assets (6)	405			331
Total assets	$72,185			$66,781

Liabilities and Capital:
Interest-bearing deposits	$1,457	2	0.39%	$598	6	2.20%
Discount notes	24,920	100	0.81%	21,299	259	2.45%
CO bonds (4)	41,280	321	1.56%	40,789	532	2.63%
MRCS	314	6	3.68%	174	5	5.89%
Total interest-bearing liabilities	67,971	429	1.27%	62,860	802	2.57%
Other liabilities	1,031			803
Total capital	3,183			3,118
Total liabilities and capital	$72,185			$66,781

Net interest income		$131			$117

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.30%			0.22%

Net interest margin (7)			0.36%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

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
(4) Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on advances. Excluded are net interest payments or receipts on derivatives in economic hedging relationships.
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

Yields. The average yield on total interest-earning assets, including the impact of net gains or losses on qualifying fair-value hedging relationships, for the three months ended June 30, 2020 was 1.07%, a decrease of 170 bps compared to the corresponding period in 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of total interest-bearing liabilities, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, was 0.74%, a decrease of 182 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 12 bps to 0.33% for the three months ended June 30, 2020 from 0.21% for the corresponding period in 2019. However, the increase was due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income.

The average yield on total interest-earning assets, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, for the six months ended June 30, 2020 was 1.57%, a decrease of 122 bps compared to the corresponding period in 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of total interest-bearing liabilities, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, was 1.27%, a decrease of 130 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 8 bps to 0.30% for the six months ended June 30, 2020 from 0.22% for the corresponding period in 2019. However, the increase was due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended June 30, 2020 increased by 7% compared to the corresponding period in 2019. The average balance of investment securities increased by 27% due to purchases of trading securities to enhance liquidity and purchases of AFS securities. The average balance of advances increased by 11% as members sought additional liquidity amid the uncertainty in the financial markets. The increase in average interest-bearing liabilities was due to an increase in discount notes outstanding to fund the increases in interest-earning assets.

The average balances outstanding of interest-earning assets for the six months ended June 30, 2020 increased by 8% compared to the corresponding period in 2019. The average balance of investment securities increased by 33% due to purchases of trading securities to enhance liquidity and purchases of AFS securities. The increase in average interest-bearing liabilities was due to an increase in discount notes outstanding to fund the increases in interest-earning assets.

Provision for Credit Losses. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments under new accounting guidance effective January 1, 2020, the change in the provision for (reversal of) credit losses for the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 was insignificant.
Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2020	2019	2020	2019
Net gains (losses) on trading securities (1)	$(29)	$17	$21	$21
Net gains (losses) on derivatives hedging trading securities	19	(15)	(21)	(18)
Net gains (losses) on trading securities, net of associated derivatives	(10)	2	—	3
Net gains (losses) on other derivatives not designated as hedging instruments	(20)	—	(31)	—
Change in fair value of investments indirectly funding our SERP	3	1	(1)	2
Other, net	2	—	2	1
Total other income (loss)	$(25)	$3	$(30)	$6

(1) Before impact of associated derivatives.

The decrease in total other income for the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 was due to higher net interest settlements on economic hedging relationships and net losses on trading securities, net of associated derivatives.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury securities to enhance our liquidity. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility, which were magnified by the disruptions in the financial markets in the six months ended June 30, 2020. These trading securities are economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives. Net gains (losses) on trading securities, net of associated derivatives, for the three and six months ended June 30, 2020 were $(10) million and $0.4 million, respectively, a decrease of $12 million and $3 million, respectively, compared to the corresponding periods in 2019.

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

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in other income as net gains (losses) on derivatives and hedging activities. The increase in losses was due primarily to an increase in net interest settlements on our trading securities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2020	2019	2020	2019
Compensation and benefits	$15	$14	$30	$28
Other operating expenses	8	7	15	13
Finance Agency and Office of Finance	2	2	5	4
Other	2	1	3	2

Total other expenses	$27	$24	$53	$47

The increase in compensation and benefits for the three months ended June 30, 2020 compared to the corresponding period in 2019 was due to increases in post-retirement benefits, primarily due to changes in market conditions. The increase in other operating expenses for the three months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to various software-related expenses.

The increase in compensation and benefits for the six months ended June 30, 2020 compared to the corresponding period in 2019 was due to increases in compensation primarily driven by slightly higher headcount and salaries, and increases in post-retirement benefits, primarily due to changes in market conditions. The increase in other operating expenses for the six months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to various software-related expenses and various consulting and professional services engagements.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended June 30, 2020 consisted substantially of net unrealized gains on AFS securities, particularly MBS. Total OCI for the six months ended June 30, 2020 consisted substantially of net unrealized losses on AFS securities, particularly MBS. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets. Total OCI for the corresponding periods in 2019 consisted substantially of net unrealized losses and gains, respectively, on AFS securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2020	2019	2020	2019
Net interest income	$62	$44	$113	$83
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(25)	3	(27)	6
Other expenses	23	20	45	40
Income before assessments	14	27	41	49
AHP assessments	2	3	5	5

Net income	$12	$24	$36	$44

The decrease in net income for the traditional segment for the three months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to net losses on trading securities and higher net losses on qualifying fair-value hedging relationships, partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

The decrease in net income for the traditional segment for the six months ended June 30, 2020 compared to the corresponding period in 2019 was primarily due to an increase in operating expenses, particularly compensation, benefits and various other expenses. The increase in interest income on trading securities was substantially offset by net interest settlements on the associated derivatives in other income.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2020	2019	2020	2019
Net interest income	$5	$16	$18	$34
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	(3)	—
Other expenses	4	4	8	7
Income before assessments	1	12	7	27
AHP assessments	—	1	—	3

Net income	$1	$11	$7	$24

The decrease in net income for the mortgage loans segment for the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 was due substantially to accelerated amortization of purchase premium resulting from higher MPP loan prepayments and, for the six months ended June 30, 2020, accelerated amortization of concession fees on called consolidated obligations. Such decreases were partially offset by reductions in funding costs, partially resulting from calls of higher-yielding CO bonds in 2019 and 2020.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2020		December 31, 2019
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$34,848	49%	$32,480	48%
Mortgage loans held for portfolio, net	10,083	14%	10,815	16%
Cash and short-term investments	5,791	8%	5,079	8%
Trading securities	4,966	7%	5,017	7%
Other investment securities	14,851	21%	13,701	20%
Other assets (1)	531	1%	419	1%

Total assets	$71,070	100%	$67,511	100%

(1) Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets were $71.1 billion as of June 30, 2020, a net increase of $3.6 billion, or 5%, compared to December 31, 2019, primarily driven by increases in advances to members. Our advance portfolio comprised 49% of total assets at June 30, 2020. Mortgage loans held for portfolio has declined to 14% of total assets at June 30, 2020.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at carrying value totaled $34.8 billion at June 30, 2020, a net increase of $2.4 billion, or 7%, compared to December 31, 2019 as our members sought additional liquidity amid the uncertainty in the financial markets. A few larger borrowers sought liquidity to fund their mortgage pipelines.

The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies each increased by 5%. Advances to depository institutions, as a percent of total advances outstanding at par value, were 53% at June 30, 2020, while advances to insurance companies were 47%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2020		December 31, 2019
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$14,317	42%	$13,663	42%
Credit unions	2,931	9%	2,798	9%
Former members - depositories	634	2%	540	2%
Total depository institutions	17,882	53%	17,001	53%

Insurance companies:
Captive insurance companies (1)	1,101	3%	2,724	8%
Other insurance companies	14,945	44%	12,541	39%
Former members - insurance	6	—%	6	—%
Total insurance companies	16,052	47%	15,271	47%

Total advances	$33,934	100%	$32,272	100%

(1)  Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances in the 2019 Form 10-K. The outstanding advances to these captive insurance companies mature on various dates through 2024.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	June 30, 2020		December 31, 2019
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$11,352	34%	$11,167	35%
Due after 1 year	8,650	25%	7,479	23%
Total	20,002	59%	18,646	58%

Callable or prepayable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	24	—%	34	—%
Total	24	—%	34	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,928	24%	6,094	19%
Total	7,928	24%	6,094	19%

Other (2)
Due in 1 year or less	45	—%	50	—%
Due after 1 year	154	—%	175	1%
Total	199	—%	225	1%

Total fixed-rate	28,153	83%	24,999	78%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	32	—%	442	1%
Due after 1 year	—	—%	—	—%
Total	32	—%	442	1%

Callable or prepayable
Due in 1 year or less	900	3%	133	—%
Due after 1 year	4,847	14%	6,698	21%
Total	5,747	17%	6,831	21%

Total variable-rate	5,779	17%	7,273	22%

Overdrawn demand and overnight deposit accounts	2	—%	—	—%

Total advances	$33,934	100%	$32,272	100%

(1)  Includes advances without call or put options.
(2) Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less increased by 4.6% from December 31, 2019, but remained at 36% of the total outstanding, at par, at June 30, 2020, reflecting members' ongoing demand for short-term funding. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2020		December 31, 2019
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$8,915	90%	$9,526	90%
Conventional Original	499	5%	561	5%
FHA	254	3%	276	3%
Total MPP	9,668	98%	10,363	98%

MPF Program:
Conventional	153	2%	176	2%
Government	42	—%	47	—%
Total MPF Program	195	2%	223	2%

Total mortgage loans held for portfolio	$9,863	100%	$10,586	100%

The decrease in the UPB of mortgage loans held for portfolio was due to repayments of MPP and MPF Program loans outstanding exceeding purchases under Advantage MPP. Over time, the aggregate outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

As disclosed in the Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance, we adopted ASU 2016-13, Measurement of Expected Credit Losses on Financial Instruments, beginning January, 1, 2020. As a result, we maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Previously, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $9 million and $4 million at June 30, 2020 and December 31, 2019, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at June 30, 2020 and December 31, 2019. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP due to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. The forbearance may be granted up to 90 days from the date of the first reduced or suspended payment. Initially, written approval from us was required for longer periods. However, effective May 11, 2020, our servicers may extend the forbearance periods and establish forbearance resolution plans with borrowers without our review and approval. In addition, we have authorized the suspension of foreclosure sales and evictions (with certain exceptions) through August 31, 2020 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	June 30, 2020	December 31, 2019	Change
Cash and short-term investments:
Cash and due from banks	$99	$220	$(121)
Interest-bearing deposits	300	809	(509)
Securities purchased under agreements to resell	3,000	1,500	1,500
Federal funds sold	2,392	2,550	(158)
Total cash and short-term investments	5,791	5,079	712

Trading securities:
U.S. Treasury obligations	4,966	5,017	(51)
Total trading securities	4,966	5,017	(51)

Other investment securities:
AFS securities:
GSE and TVA debentures	4,097	3,927	170
GSE MBS	6,410	4,558	1,852
Total AFS securities	10,507	8,485	2,022

HTM securities:
Other U.S. obligations - guaranteed MBS	2,856	3,060	(204)
GSE MBS	1,488	2,156	(668)
Total HTM securities	4,344	5,216	(872)

Total investment securities	19,817	18,718	1,099

Total cash and investments, carrying value	$25,608	$23,797	$1,811

Cash and Short-Term Investments. The total balance and composition of our short-term investments outstanding are influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments totaled $5.8 billion at June 30, 2020, an increase of $712 million, or 14%, from December 31, 2019. Cash and short-term investments as a percent of total assets totaled 8% at June 30, 2020 and December 31, 2019.

We temporarily discontinued investing in unsecured investments on March 30, 2020 due to the disruptions in the financial markets. We began investing again in interest-bearing deposits on April 6, 2020 and federal funds sold on April 20, 2020.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities totaled $5.0 billion at June 30, 2020, a decrease of $51 million, or 1%, from December 31, 2019.

As a result, the liquidity portfolio at June 30, 2020 totaled $10.8 billion, an increase of $661 million, or 7%, from December 31, 2019. Cash and short-term investments represented 54% of the liquidity portfolio at June 30, 2020, while U.S. Treasury securities represented 46%.

Other Investment Securities. AFS securities totaled $10.5 billion at June 30, 2020, a net increase of $2.0 billion, or 24%, from December 31, 2019. The increase resulted primarily from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

Net unrealized gains on AFS securities at June 30, 2020 totaled $20 million, a net decrease of $70 million compared to December 31, 2019, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities totaled $4.3 billion at June 30, 2020, a net decrease of $872 million, or 17%, from December 31, 2019. The Bank did not purchase any HTM securities during the six months ended June 30, 2020.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2020		December 31, 2019
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$4,966	100%	$5,017	100%
Total trading securities	$4,966	100%	$5,017	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$4,071	39%	$3,885	46%
Total MBS fixed-rate	6,416	61%	4,510	54%

Total AFS securities	$10,487	100%	$8,395	100%

HTM Securities:
MBS:
Fixed-rate	$231	5%	$760	15%
Variable-rate	4,113	95%	4,456	85%
Total MBS	4,344	100%	5,216	100%

Total HTM securities	$4,344	100%	$5,216	100%

Total AFS and HTM securities:
Total fixed-rate	$10,718	72%	$9,155	67%
Total variable-rate	4,113	28%	4,456	33%

Total AFS and HTM securities	$14,831	100%	$13,611	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2020 changed slightly from December 31, 2019, primarily due to purchases of fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities were $67.8 billion at June 30, 2020, a net increase of $3.4 billion, or 5%, from December 31, 2019, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits were $1.1 billion at June 30, 2020, a net increase of $185 million, or 19%, from December 31, 2019. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at June 30, 2020 totaled $65.2 billion, a net increase of $2.8 billion, or 5%, from December 31, 2019. This increase supported the Bank's asset growth.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2020		December 31, 2019
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$28,244	43%	$17,713	28%
CO bonds	21,136	33%	23,405	38%
Total due in 1 year or less	49,380	76%	41,118	66%
Long-term CO bonds	15,734	24%	21,258	34%

Total consolidated obligations	$65,114	100%	$62,376	100%

The percentage of consolidated obligations due in 1 year or less increased from 66% at December 31, 2019 to 76% at June 30, 2020 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. The increase in discount notes was primarily driven by an increase in our members' need for short-term advances.

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

Hedged Item	June 30, 2020	December 31, 2019
Advances	$18,893	$17,113
Investments	15,216	13,917
Mortgage loans	334	991
CO bonds	9,778	17,031
Discount notes	1,650	1,350

Total notional	$45,871	$50,402

The decrease in the total notional amount during the six months ended June 30, 2020 of $4.5 billion, or 9%, was primarily due to a decrease in derivatives hedging CO bonds.

The following table presents the net cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

June 30, 2020	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$911	$791	$(46)	$1,656
Estimated fair value of associated derivatives, net	(902)	(868)	45	(1,725)

Net cumulative fair-value hedging basis adjustments	$9	$(77)	$(1)	$(69)

Total Capital. Total capital at June 30, 2020 was $3.3 billion, a net increase of $161 million, or 5%, from December 31, 2019, substantially due to proceeds from the issuance of capital stock, driven primarily by the increase in advances. This increase was partially offset by net unrealized losses on AFS securities, primarily resulting from changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2020	December 31, 2019
Capital stock	66%	63%
Retained earnings	34%	35%
AOCI	—%	2%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2020 compared to December 31, 2019 were primarily due to a higher level of capital stock outstanding and the net unrealized losses on AFS securities in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2020	December 31, 2019
Total GAAP capital	$3,318	$3,157
Exclude: AOCI	4	(68)
Add: MRCS	300	323
Total regulatory capital	$3,622	$3,412
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments totaled $5.8 billion at June 30, 2020. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at June 30, 2020 totaled $5.0 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at June 30, 2020 totaled $10.8 billion or 15% of total assets.

During the six months ended June 30, 2020, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $194.0 billion.

In 2018, the Finance Agency issued Advisory Bulletin 2018-07 on FHLBank liquidity that communicates the Finance Agency's expectations with respect to the maintenance of sufficient liquidity. The Bank has fully implemented such liquidity guidance on a timely basis. After December 31, 2019, the standard increased from 10 to 20 calendar days of liquidity sufficient to cover a temporary inability to issue consolidated obligations. In May 2020, however, as a result of continuing market conditions, the Finance Agency indicated that an FHLBank would be considered to have adequate reserves of liquid assets if, by August 31, 2020, it maintains 15 days of positive liquidity and, by December 31, 2020, it maintains 20 days of positive liquidity. This guidance updated the March 2020 guidance on temporary relaxation of liquidity expectations. Our liquidity exceeded the 20-day standard at June 30, 2020. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

New or revised regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash used in operating activities for the six months ended June 30, 2020 was $503 million, compared to net cash used in operating activities for the six months ended June 30, 2019 of $175 million. The increase of $328 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our capital stock and MRCS outstanding ($ amounts in millions).

	June 30, 2020		December 31, 2019
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,078	43%	$955	42%
Credit unions	297	12%	277	12%
Total depository institutions	1,375	55%	1,232	54%
Insurance companies	819	33%	742	32%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,194	88%	1,974	86%

MRCS:
Captive insurance companies	100	4%	136	6%
Former members (1)	200	8%	187	8%
Total MRCS	300	12%	323	14%

Total regulatory capital stock	$2,494	100%	$2,297	100%

(1) Balances, at both June 30, 2020 and December 31, 2019, include $1 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	June 30, 2020	December 31, 2019
Member capital stock not subject to outstanding redemption requests	$523	$441
Member capital stock subject to outstanding redemption requests	1	1
MRCS	221	175

Total excess capital stock	$745	$617

Excess stock as a percentage of regulatory capital stock	30%	27%

The increase in excess stock during the six months ended June 30, 2020 resulted from advance activity.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our total excess stock at June 30, 2020 was 1.05% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members.

Capital Distributions. On July 29, 2020, our board of directors declared a cash dividend of 3.50% (annualized) on our Class B-1 capital stock and 2.80% (annualized) on our Class B-2 capital stock.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at June 30, 2020 and December 31, 2019 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2020	December 31, 2019
Credit risk	$186	$294
Market risk	282	198
Operations risk	140	147

Total risk-based capital requirement	$608	$639

Permanent capital	$3,622	$3,412

The decrease in the total risk-based capital requirement was driven by a decrease in the credit risk component, primarily for mortgage loans held for portfolio, based on changes in the requirements outlined in the Finance Agency Final Rule on FHLBank Capital Requirements, which took effect January 1, 2020. This decrease was partially offset by an increase in market risk capital components due to changes in the market environment, including interest rates, spreads, and volatility, and changes in balance sheet composition. Our permanent capital at June 30, 2020 remained well in excess of our total risk-based capital requirement.

In August 2019, the Finance Agency issued Advisory Bulletin 2019-03 requiring that, beginning in February 2020, we maintain a ratio of total regulatory capital stock to total assets, measured on a daily average basis at month end, of at least two percent. At June 30, 2020, our ratio exceeded this requirement.

Off-Balance Sheet Arrangements

At June 30, 2020, principal previously paid in full by our MPP servicers totaling $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for credit losses. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in our 2019 Form 10-K.

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

Legislative and Regulatory Developments.

COVID-19 Pandemic.
Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral for advances remains in effect.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.

•Additional federal unemployment funds expired on July 31, 2020.
•Statutory eviction freeze for federally-backed properties expired on July 25, 2020.
•Foreclosure moratorium on federally-backed properties was extended by the Finance Agency on June 17, 2020 to last until at least August 31, 2020.

Congress may enact additional phases of the CARES Act or other COVID-19 pandemic relief legislation. We continue to evaluate the actual and potential impacts of the CARES Act and other COVID-19-related legislation on our business, including: the continuing impacts to the U.S. economy, impacts to mortgages held or serviced by our members and that we accept as collateral, and the impacts on MPP.

Additional COVID-19 Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the SEC, OCC, FRB, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state and local governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic. State and local actions continue to include efforts to reduce the spread of COVID-19 through substantial limitations on travel, public social interaction and commercial activities. These regulatory actions and guidance have had and will continue to have a direct or indirect impact on us and our members. Some of these actions may be short-term in duration, but their actual duration will depend on several factors. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on our financial condition and results of operations.

Other Regulatory Developments.

Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 3, 2020, the Finance Agency issued a final FHLBank Housing Goals rule, effective August 24, 2020. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals (relating to home mortgages for low-income families; families in low-income areas; and very low-income families) with a single, prospective mortgage purchase housing goal target of 20% of the number of an FHLBank’s total AMA mortgage purchases for its purchases of mortgage loans to very low-income families, low-income families, or families in low-income areas. In addition, the final rule establishes a separate small-member participation housing goal with a target level of 50% of an FHLBank’s total AMA users. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of these goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously could have triggered the application of housing goals for an FHLBank. While we are still analyzing the impact of the final rule, we do not believe the final rule will have a material adverse effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the OCC, the FRB, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, "Prudential Banking Regulators") jointly published a final rule, effective August 31, 2020, amending regulations that establish minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators ("Prudential Margin Rules"). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount ("AANA") of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the CFTC issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

We do not expect these final rules or the CFTC proposed rule, if adopted as proposed, to have a material adverse effect on our financial condition or results of operations.

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

Advances and Other Credit Products. New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of June 30, 2020, one such captive insurance company member's total balance of credit products exceeded the percentage limit. Therefore, no new or renewed credit extensions have been provided to this member. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2020, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 39% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

June 30, 2020	AA	A	Total
Domestic	$—	$300	$300
Australia	250	610	860
Canada	—	610	610
Netherlands	—	422	422
Sweden	—	500	500
Total unsecured credit exposure	$250	$2,442	$2,692

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At June 30, 2020, these investments totaled 281% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
June 30, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$300	$—	$—	$300
Securities purchased under agreements to resell	—	3,000	—	—	—	3,000
Federal funds sold	—	250	2,142	—	—	2,392
Total short-term investments	—	3,250	2,442	—	—	5,692

Trading securities:
U.S. Treasury obligations	—	4,966	—	—	—	4,966
Total trading securities	—	4,966	—	—	—	4,966

Other investment securities:
GSE and TVA debentures	—	4,097	—	—	—	4,097
GSE MBS	—	7,898	—	—	—	7,898
Other U.S. obligations - guaranteed RMBS	—	2,856	—	—	—	2,856
Total other investment securities	—	14,851	—	—	—	14,851

Total investments, carrying value	$—	$23,067	$2,442	$—	$—	$25,509

Percentage of total	—%	90%	10%	—%	—%	100%

December 31, 2019
Short-term investments:
Interest-bearing deposits	$—	$—	$809	$—	$—	$809
Securities purchased under agreements to resell	—	1,500	—	—	—	1,500
Federal funds sold	—	1,090	1,460	—	—	2,550
Total short-term investments	—	2,590	2,269	—	—	4,859

Trading securities:
U.S. Treasury obligations	—	5,017	—	—	—	5,017
Total trading securities	—	5,017	—	—	—	5,017

Other investment securities:
GSE and TVA debentures	—	3,927	—	—	—	3,927
GSE MBS	—	6,714	—	—	—	6,714
Other U.S. obligations - guaranteed RMBS	—	3,060	—	—	—	3,060
Total other investment securities	—	13,701	—	—	—	13,701

Total investments, carrying value	$—	$21,308	$2,269	$—	$—	$23,577

Percentage of total	—%	90%	10%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended June 30, 2020
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$7	$183	$190
Additions	—	8	8
Claims paid	—	—	—
Distributions to PFIs	(1)	—	(1)
Liability, end of period	$6	$191	$197

	Six Months Ended June 30, 2020
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$7	$180	$187
Additions	—	12	12
Claims paid	—	—	—
Distributions to PFIs	(1)	(1)	(2)
Liability, end of period	$6	$191	$197

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2020	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$57	$—	$—	$—
Cleared derivatives (1)	26,797	14	299	313
Liability positions with credit exposure
Uncleared derivatives - A	11,461	(758)	763	5
Uncleared derivatives - BBB	1,600	(3)	3	—
Cleared derivatives (1)	2,204	—	2	2
Total derivative positions with credit exposure to non-member counterparties	42,119	(747)	1,067	320
Total derivative positions with credit exposure to member institutions (2)	140	1	—	1
Subtotal - derivative positions with credit exposure	42,259	$(746)	$1,067	$321
Derivative positions without credit exposure	3,612

Total derivative positions	$45,871
(1) Represents derivative transactions cleared by two clearinghouses (one rated AA- and the other unrated).
(2) Includes MDCs from member institutions under our MPP.

Business Risk Management.

Replacement of the LIBOR Benchmark Interest Rate. In July 2017, the Financial Conduct Authority ("FCA"), a regulator of financial services firms and financial markets in the UK, announced that it planned to phase out its regulatory oversight responsibilities for LIBOR interest rate indices. The FCA indicated that it will cease persuading or compelling banks to submit rates for the calculation of LIBOR after 2021, and that the continuation of LIBOR on the current basis will not be guaranteed after 2021. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

Many of our advances, investments, CO bonds, derivative assets, derivative liabilities, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. As a result, we are continuing to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR as the dominant replacement on an ongoing basis.

We have developed a transition plan that has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. The key components of our LIBOR replacement plan are: exposure, fallback language, information technology systems preparation, and balance sheet strategy. We have evaluated our current exposure to LIBOR including completing an inventory of all financial instruments impacted and identifying financial instruments and contracts that may require adding or adjusting fallback language. We have assessed our operational readiness including potential effects on core Bank systems and replacing LIBOR references in policies and procedures. From a balance-sheet management perspective, we participate in the issuance of SOFR-indexed debt. In addition, in accordance with the Supervisory Letter issued by the Finance Agency to the FHLBanks on September 27, 2019, we have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. We have also ceased the issuance of LIBOR-indexed debt with maturities beyond 2021. Further, beginning March 31, 2020, we have ceased entering into transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021.

As a result of the recent market volatility triggered in part by impacts of the COVID-19 pandemic, our authority to enter into LIBOR-based instruments that mature after December 31, 2021 was extended to June 30, 2020, except for investments and option embedded products. Therefore, until June 30, 2020, we were authorized to issue fixed-rate debt with maturities beyond 2021 that are hedged with LIBOR-indexed interest-rate swaps. Beginning June 30, 2020, we are no longer authorized to enter into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. However, we had already ceased entering into derivatives with such terms, and we did not execute any LIBOR-indexed derivatives during the three months ended June 30, 2020.

We have revised our members' collateral reporting requirements to distinguish LIBOR-linked collateral that matures after December 31, 2021. Finally, we have implemented OIS as an alternative interest rate hedging strategy for certain financial instruments.

The following table presents our LIBOR-rate indexed financial instruments outstanding at June 30, 2020 and December 31, 2019 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
June 30, 2020	2020	2021	2022 and thereafter	Total
Assets:
Advances, par value (1)	$14	$300	$3,600	$3,914
Mortgage-backed securities, par value (2)	2	—	4,104	4,106
Total	$16	$300	$7,704	$8,020

Interest-rate swaps - receive leg, notional:
Cleared	$2,265	$1,634	$7,026	$10,925
Uncleared	34	117	12,198	12,349
Total	$2,299	$1,751	$19,224	$23,274

Liabilities:
CO bonds, par value (2)	$5,025	$4,575	$—	$9,600

Interest-rate swaps - pay leg, notional:
Cleared	$5,706	$1,944	$434	$8,084
Uncleared	140	80	2,923	3,143
Total	$5,846	$2,024	$3,357	$11,227

Other derivatives, notional:
Interest-rate caps held	$—	$—	$626	$626

December 31, 2019
Assets:
Advances, par value (1)	$178	$311	$3,841	$4,330
Mortgage-backed securities, par value (2)	12	—	4,437	4,449
Total	$190	$311	$8,278	$8,779

Interest-rate swaps - receive leg, notional:
Cleared	$4,364	$1,871	$7,087	$13,322
Uncleared	279	117	10,814	11,210
Total	$4,643	$1,988	$17,901	$24,532

Liabilities:
CO bonds, par value (2)	$10,235	$1,050	$—	$11,285

Interest-rate swaps - pay leg, notional:
Cleared	$4,520	$849	$234	$5,603
Uncleared	2,737	2,445	6,248	11,430
Total	$7,257	$3,294	$6,482	$17,033

Other derivatives, notional:
Interest-rate caps held	$43	$—	$626	$669

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

Market Risk-Based Capital Requirement. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days based on those adverse historical prices and market rates. As of June 30, 2020, VaR is reported as the average of the five worst scenarios. As of December 31, 2019, VaR is reported at the 99th percent confidence interval. The table below presents the VaR ($ amounts in millions).

Date	VaR
June 30, 2020	$282
December 31, 2019	198

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

June 30, 2020	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,458	$3,471	$3,426	$3,420	$3,345
Percent change in MVE from base	1.0%	1.3%	—%	(0.2)%	(2.4)%
MVE/Book value of equity	95.6%	95.9%	94.7%	94.5%	92.5%
Duration of equity (2)	(0.1)	(0.2)	1.1	1.4	2.5

December 31, 2019
MVE	$3,353	$3,285	$3,237	$3,175	$3,171
Percent change in MVE from base	3.6%	1.5%	0%	(1.9)%	(2.0)%
MVE/Book value of equity	96.4%	94.4%	93.0%	91.2%	91.1%
Duration of equity (2)	2.0	0.5	2.4	0.5	0.5

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

Duration Gap. The base case duration gap was 0.02% and 0.08% at June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from the COVID-19 pandemic will lead to an increased risk of credit losses for us, in particular due to declines in the value of our assets or collateral securing our advances, or due to member financial difficulties or failures. Many businesses in our district and across the U.S. have been, and may in the future be, required by government orders to suspend or substantially curtail operations for an indefinite time in an attempt to slow the spread of COVID-19, resulting in widespread employee layoffs and a dramatic increase in unemployment insurance claims. In turn, higher loan delinquencies stemming from rising unemployment, as well as the effects of mortgage forbearance and other debt relief, could reduce the fair value of our mortgage assets and mortgage-related collateral. Further, significant borrower defaults on loans made by our member institutions could occur as a result of this economic downturn, and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Moreover, this significant slowdown in economic activity could reduce demand for our members’ products and services, which could negatively impact our members’ demand for our products and services.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2020	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 10, 2020	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

August 10, 2020	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer