Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Indianapolis
filed 2020-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2020
Class B Stock, par value $100	24,861,251

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
◦competitive forces, including, without limitation, other sources of funding available to our members; and
◦changes in the terms and conditions of ownership of our capital stock;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2020	December 31, 2019
Assets:
Cash and due from banks	$130,595	$220,294
Interest-bearing deposits (Note 3)	56,028	809,141
Securities purchased under agreements to resell (Note 3)	4,500,000	1,500,000
Federal funds sold (Note 3)	952,000	2,550,000
Trading securities (Note 3)	5,058,984	5,016,649
Available-for-sale securities, amortized cost of $10,266,677 and $8,394,665 (Note 3)	10,363,969	8,484,478
Held-to-maturity securities, net (estimated fair values of $4,296,287 and $5,216,206) (Note 3)	4,272,457	5,216,401
Advances (Note 4)	31,264,246	32,480,108
Mortgage loans held for portfolio, net (Note 5)	9,237,185	10,815,037
Accrued interest receivable	105,170	131,822
Premises, software, and equipment, net	35,126	36,549
Derivative assets, net (Note 6)	319,838	208,008
Other assets	46,064	42,288

Total assets	$66,341,662	$67,510,775

Liabilities:
Deposits	$1,299,227	$960,304
Consolidated obligations (Note 7):
Discount notes	19,461,386	17,676,793
Bonds	41,148,153	44,715,224
Total consolidated obligations, net	60,609,539	62,392,017
Accrued interest payable	64,322	178,981
Affordable Housing Program payable (Note 8)	34,581	38,084
Derivative liabilities, net (Note 6)	6,991	3,206
Mandatorily redeemable capital stock (Note 9)	262,454	322,902
Other liabilities	642,985	458,521

Total liabilities	62,920,099	64,354,015

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,236,699 and 19,740,755, respectively	2,223,670	1,974,076
Retained earnings:
Unrestricted	861,455	864,454
Restricted	262,390	250,854
Total retained earnings	1,123,845	1,115,308
Total accumulated other comprehensive income (loss) (Note 10)	74,048	67,376

Total capital	3,421,563	3,156,760

Total liabilities and capital	$66,341,662	$67,510,775

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Interest Income:
Advances	$45,084	$207,226	$291,030	$641,126
Interest-bearing deposits	364	6,923	5,396	16,610
Securities purchased under agreements to resell	820	24,212	10,879	69,872
Federal funds sold	542	10,163	10,155	50,678
Trading securities	22,335	18,441	71,651	31,896
Available-for-sale securities	22,539	48,360	72,682	154,627
Held-to-maturity securities	11,201	36,388	60,147	116,245
Mortgage loans held for portfolio	48,268	87,741	189,496	277,440
Total interest income	151,153	439,454	711,436	1,358,494

Interest Expense:
Consolidated obligation discount notes	10,967	110,286	111,056	368,799
Consolidated obligation bonds	77,398	271,639	398,449	803,497
Deposits	32	3,655	2,821	10,170
Mandatorily redeemable capital stock	2,037	3,514	7,777	8,585
Other interest expense	—	36	—	36
Total interest expense	90,434	389,130	520,103	1,191,087

Net interest income	60,719	50,324	191,333	167,407
Provision for (reversal of) credit losses	124	(180)	172	(166)

Net interest income after provision for credit losses	60,595	50,504	191,161	167,573

Other Income:
Net realized gains from sale of available-for-sale securities	504	—	504	—
Net gains (losses) on trading securities	(19,331)	5,601	1,975	26,257
Net losses on derivatives and hedging activities	(297)	(3,612)	(52,124)	(21,399)
Service fees	128	186	425	581
Standby letters of credit fees	188	201	506	503
Other, net	1,931	410	1,911	3,328
Total other income (loss)	(16,877)	2,786	(46,803)	9,270

Other Expenses:
Compensation and benefits	14,519	12,698	44,156	40,255
Other operating expenses	7,847	7,925	22,881	21,045
Federal Housing Finance Agency	1,181	1,012	3,516	3,009
Office of Finance	1,293	1,370	3,604	3,515
Other	2,053	1,154	5,244	3,526
Total other expenses	26,893	24,159	79,401	71,350

Income before assessments	16,825	29,131	64,957	105,493

Affordable Housing Program assessments	1,886	3,265	7,273	11,408

Net income	$14,939	$25,866	$57,684	$94,085

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019

Net income	$14,939	$25,866	$57,684	$94,085

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	77,290	(2,139)	7,479	16,842

Pension benefits, net	867	486	(807)	(2,882)

Total other comprehensive income (loss)	78,157	(1,653)	6,672	13,960

Total comprehensive income	$93,096	$24,213	$64,356	$108,045

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2020 and 2019
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

Total comprehensive income			11,952	2,987	14,939	78,157	93,096

Proceeds from issuance of capital stock	305	30,432					30,432

Redemption/repurchase of capital stock	(6)	(585)					(585)

Shares reclassified to mandatorily redeemable capital stock, net	(5)	(496)					(496)

Cash dividends on capital stock (3.50% annualized)			(18,825)	—	(18,825)		(18,825)

Balance, September 30, 2020	22,237	$2,223,670	$861,455	$262,390	$1,123,845	$74,048	$3,421,563

Balance, June 30, 2019	20,485	$2,048,523	$856,911	$236,142	$1,093,053	$57,300	$3,198,876

Total comprehensive income			20,692	5,174	25,866	(1,653)	24,213

Proceeds from issuance of capital stock	398	39,796					39,796

Shares reclassified to mandatorily redeemable capital stock, net	(1,489)	(148,870)					(148,870)

Cash dividends on capital stock (5.50% annualized)			(28,339)	—	(28,339)		(28,339)

Balance, September 30, 2019	19,394	$1,939,449	$849,264	$241,316	$1,090,580	$55,647	$3,085,676

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2020 and 2019
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income (loss)			46,148	11,536	57,684	6,672	64,356

Proceeds from issuance of capital stock	2,640	264,022					264,022

Redemption/repurchase of capital stock	(6)	(585)					(585)

Shares reclassified to mandatorily redeemable capital stock, net	(138)	(13,843)					(13,843)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (3.91% annualized)			(59,721)	—	(59,721)		(59,721)

Balance, September 30, 2020	22,237	$2,223,670	$861,455	$262,390	$1,123,845	$74,048	$3,421,563

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			75,268	18,817	94,085	13,960	108,045

Proceeds from issuance of capital stock	1,594	159,476					159,476

Shares reclassified to mandatorily redeemable capital stock, net	(1,510)	(150,979)					(150,979)

Cash dividends on capital stock (5.50% annualized)			(81,315)	—	(81,315)		(81,315)

Balance, September 30, 2019	19,394	$1,939,449	$849,264	$241,316	$1,090,580	$55,647	$3,085,676

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$57,684	$94,085
Adjustments to reconcile net income to net cash used in operating activities:
Amortization and depreciation	53,918	61,251
Changes in net derivative and hedging activities	(470,940)	(348,291)
Provision for (reversal of) credit losses	172	(166)
Net gains on trading securities	(1,975)	(26,257)
Net realized gains from sale of available-for-sale securities	(504)	—
Changes in:
Accrued interest receivable	26,910	(8,667)
Other assets	(1,670)	(736)
Accrued interest payable	(114,660)	(3,243)
Other liabilities	44,253	16,652
Total adjustments, net	(464,496)	(309,457)

Net cash used in operating activities	(406,812)	(215,372)

Investing Activities:
Net change in:
Interest-bearing deposits	(34,408)	221,363
Securities purchased under agreements to resell	(3,000,000)	(337,274)
Federal funds sold	1,598,000	1,670,000
Trading securities:
Proceeds from maturities	3,160,000	—
Purchases	(3,200,361)	(4,385,044)
Available-for-sale securities:
Proceeds from maturities	93,550	510,500
Proceeds from sales	96,779	—
Purchases	(1,564,036)	(610,415)
Held-to-maturity securities:
Proceeds from maturities	1,128,834	813,026
Purchases	(125,019)	(109,369)
Advances:
Principal repayments	199,835,256	289,850,757
Disbursements to members	(198,028,162)	(289,182,302)
Mortgage loans held for portfolio:
Principal collections	3,175,183	1,211,661
Purchases from members	(1,509,048)	(876,635)
Purchases of premises, software, and equipment	(3,889)	(4,596)
Loans to other Federal Home Loan Banks:
Principal repayments	80,000	—
Disbursements	(80,000)	—

Net cash provided by (used in) investing activities	1,622,679	(1,228,328)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Financing Activities:
Changes in deposits	338,552	128,515
Net payments on derivative contracts with financing elements	(2,307)	185
Net proceeds from issuance of consolidated obligations:
Discount notes	238,137,022	245,285,750
Bonds	37,468,384	28,145,595
Payments for matured and retired consolidated obligations:
Discount notes	(236,329,608)	(250,889,998)
Bonds	(41,057,605)	(21,359,255)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	250,000
Principal repayments	—	(250,000)
Proceeds from issuance of capital stock	264,022	159,476
Proceeds from issuance of mandatorily redeemable capital stock	—	3,704
Payments for redemption/repurchase of capital stock	(585)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(74,294)	(540)
Partial recovery of prior capital distribution to Financing Corporation	10,574	—
Dividend payments on capital stock	(59,721)	(80,622)

Net cash provided by (used in) financing activities	(1,305,566)	1,392,810

Net decrease in cash and due from banks	(89,699)	(50,890)

Cash and due from banks at beginning of period	220,294	100,735

Cash and due from banks at end of period	$130,595	$49,845

Supplemental Disclosures:
Cash activities:
Interest payments	$716,017	$1,158,294
Affordable Housing Program payments	10,776	15,085
Non-cash activities:
Purchases of investment securities, traded but not yet settled	65,000	54,609
Capitalized interest on certain held-to-maturity securities	1,349	3,900
Par value of shares reclassified to mandatorily redeemable capital stock, net	13,843	150,979

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

This guidance was effective for the interim and annual periods beginning on January 1, 2020 and was applied using a modified-retrospective method. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments, i.e. interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances, and mortgage loans held for portfolio, the adoption of this guidance had no effect on our allowance for credit losses given the specific terms, issuer guarantees, and/or collateralized/secured nature of the instruments, and therefore no cumulative-effect adjustment was recorded to retained earnings as of January 1, 2020.

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

In the second quarter of 2020, we elected to apply the TDR relief that is provided by the CARES Act and further clarified by the Interagency Statement. As such, all qualifying COVID-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and accounting. As of September 30, 2020, we had $1.8 million of loans outstanding with such formal modifications. For all informal COVID-related loan modifications, i.e. the legal terms of the loan were not changed, we continue to follow our existing past-due, non-accrual, TDR, and charge-off accounting policies as disclosed in Note 1 - Summary of Significant Accounting Policies in our 2019 Form 10-K.

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

The guidance is effective for the annual period ended December 31, 2020. The adoption of this guidance will require us to add a disclosure to describe the reasons for any significant gains and losses related to changes in our benefit obligation and remove an existing disclosure regarding amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year. The guidance will have no effect on our financial condition, results of operations or cash flows.

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

Allowance for Credit Losses. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At September 30, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at September 30, 2020 or December 31, 2019.

The carrying values of interest-bearing deposits at September 30, 2020 and December 31, 2019 exclude accrued interest receivable of $15 and $1,080, respectively.

Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at September 30, 2020 or December 31, 2019.

The carrying values of securities purchased under agreements to resell as of September 30, 2020 and December 31, 2019 exclude accrued interest receivable of $10 and $65, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Federal Funds Sold. Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty. All investments in federal funds sold at September 30, 2020 and December 31, 2019 were repaid according to the contractual terms and, therefore, no allowance for credit losses was recorded.

The carrying values of federal funds sold at September 30, 2020 and December 31, 2019 exclude accrued interest receivable of $3 and $111, respectively.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2020	December 31, 2019
Non-mortgage-backed securities:
U.S. Treasury obligations	$5,058,984	$5,016,649
Total trading securities at estimated fair value	$5,058,984	$5,016,649

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net unrealized gains (losses) on trading securities held at period end	$(27,983)	$5,601	$(19,333)	$26,257
Net realized gains on trading securities that matured/sold during the period	8,652	—	21,308	—
Net gains (losses) on trading securities	$(19,331)	$5,601	$1,975	$26,257

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2020	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$3,985,296	$40,308	$—	$4,025,604
GSE MBS	6,281,381	64,408	(7,424)	6,338,365
Total AFS securities	$10,266,677	$104,716	$(7,424)	$10,363,969

December 31, 2019
GSE and TVA debentures	$3,885,012	$41,840	$—	$3,926,852
GSE MBS	4,509,653	51,200	(3,227)	4,557,626
Total AFS securities	$8,394,665	$93,040	$(3,227)	$8,484,478

(1)    Includes adjustments made to the cost basis for accretion, amortization, net charge-offs, and, if applicable, fair-value hedging basis adjustments, and excludes accrued interest receivable at September 30, 2020 and December 31, 2019 of $30,237 and $32,963, respectively. Carrying value equals estimated fair value.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$691,312	$(4,636)	$453,630	$(2,788)	$1,144,942	$(7,424)
Total impaired AFS securities	$691,312	$(4,636)	$453,630	$(2,788)	$1,144,942	$(7,424)

December 31, 2019
GSE MBS	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)
Total impaired AFS securities	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$1,208,283	$1,209,339	$570,209	$571,588
Due after 1 year through 5 years	1,166,278	1,176,543	1,729,664	1,742,681
Due after 5 years through 10 years	1,610,735	1,639,722	1,489,144	1,514,978
Due after 10 years	—	—	95,995	97,605
Total non-MBS	3,985,296	4,025,604	3,885,012	3,926,852
Total MBS	6,281,381	6,338,365	4,509,653	4,557,626
Total AFS securities	$10,266,677	$10,363,969	$8,394,665	$8,484,478

Realized Gains and Losses. During the three and nine months ended September 30, 2020, for strategic, economic and operational reasons, we sold certain of our GSE MBS. Proceeds from the AFS sales totaled $96,779, resulting in net realized gains of $504, comprised of realized gains of $715 and realized losses of $211 determined by the specific identification method. There were no sales during the three or nine months ended September 30, 2019.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
September 30, 2020	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,749,359	$5,890	$(6,902)	$2,748,347
GSE MBS	1,523,098	25,202	(360)	1,547,940
Total HTM securities	$4,272,457	$31,092	$(7,262)	$4,296,287

December 31, 2019
MBS:
Other U.S. obligations - guaranteed MBS	$3,059,875	$6,948	$(13,217)	$3,053,606
GSE MBS	2,156,526	10,117	(4,043)	2,162,600
Total HTM securities	$5,216,401	$17,065	$(17,260)	$5,216,206

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable at September 30, 2020 and December 31, 2019 of $2,819 and $7,156, respectively.
(2)    Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.

Contractual Maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses on Investment Securities. At September 30, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

AFS Securities. At September 30, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because these losses are considered temporary and we expect to recover the entire amortized cost basis on these securities based upon the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis, (ii) all securities were highly-rated, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

HTM Securities. At September 30, 2020, we did not establish an allowance for credit losses on any of our HTM securities based on the following factors: (i) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities, (ii) all securities were highly-rated and/or had short remaining terms to maturity, (iii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iv) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Under the previous security impairment methodology for AFS and HTM securities, the Bank did not recognize any OTTI during the three or nine months ended September 30, 2019.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	September 30, 2020		December 31, 2019
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$37	3.99
Due in 1 year or less	9,075,746	0.83	11,791,716	1.85
Due after 1 year through 2 years	2,304,357	1.72	2,106,315	2.12
Due after 2 years through 3 years	2,965,939	1.80	2,505,693	2.16
Due after 3 years through 4 years	4,017,918	1.56	2,625,446	2.44
Due after 4 years through 5 years	2,751,069	1.46	4,076,103	2.08
Thereafter	9,349,544	1.11	9,166,357	1.89
Total advances, par value	30,464,573	1.23	32,271,667	1.98
Fair-value hedging adjustments, net	795,676		207,111
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	3,997		1,330
Total advances (1)	$31,264,246		$32,480,108

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for accretion, amortization and/or net charge-offs and excludes accrued interest receivable at September 30, 2020 and December 31, 2019 of $16,409 and $27,019, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Overdrawn demand and overnight deposit accounts	$—	$37	$—	$37
Due in 1 year or less	14,236,204	18,497,813	13,580,996	14,560,066
Due after 1 year through 2 years	2,135,657	1,514,015	3,360,257	3,329,315
Due after 2 years through 3 years	2,305,249	2,127,903	3,496,144	3,254,093
Due after 3 years through 4 years	2,545,418	2,117,546	4,341,918	3,025,551
Due after 4 years through 5 years	1,995,369	2,454,103	2,123,719	3,481,353
Thereafter	7,246,676	5,560,250	3,561,539	4,621,252
Total advances, par value	$30,464,573	$32,271,667	$30,464,573	$32,271,667

At September 30, 2020 and December 31, 2019, our top five borrowers held 38% and 42%, respectively, of total advances outstanding at par.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. At September 30, 2020 and December 31, 2019, we had rights to collateral on a borrower-by-borrower basis with an estimated value, after haircuts, equal to or in excess of our advances outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
At September 30, 2020 and December 31, 2019, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the three or nine months ended September 30, 2020 or 2019.

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

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	September 30, 2020	December 31, 2019
Fixed-rate long-term mortgages	$8,007,228	$9,677,008
Fixed-rate medium-term (1) mortgages	1,025,956	908,526
Total mortgage loans held for portfolio, UPB	9,033,184	10,585,534
Unamortized premiums	198,183	231,807
Unamortized discounts	(1,813)	(2,158)
Fair-value hedging adjustments, net	8,031	154
Total mortgage loans held for portfolio	9,237,585	10,815,337
Allowance for credit losses	(400)	(300)
Total mortgage loans held for portfolio, net (2)	$9,237,185	$10,815,037

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at September 30, 2020 and December 31, 2019 of $38,057 and $47,722, respectively.

Type	September 30, 2020	December 31, 2019
Conventional	$8,759,844	$10,263,249
Government-guaranteed or -insured	273,340	322,285
Total mortgage loans held for portfolio, UPB	$9,033,184	$10,585,534

Product	September 30, 2020	December 31, 2019
MPP	$8,854,990	$10,363,081
MPF Program	178,194	222,453
Total mortgage loans held for portfolio, UPB	$9,033,184	$10,585,534

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Conventional Mortgage Loans. We invest in conventional mortgage loans primarily through the MPP. Additionally, we hold participating interests in conventional mortgage loans that were originated by PFIs of the FHLBank of Topeka through the MPF Program.

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2020	2019	2020	2019
Liability, beginning of period	$196,653	$180,074	$186,585	$174,096
Additions	5,344	3,402	17,658	10,392
Claims paid	(52)	(64)	(293)	(206)
Distributions to PFIs	(891)	(823)	(2,896)	(1,693)
Liability, end of period	$201,054	$182,589	$201,054	$182,589

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

	Origination Year
Payment Status as of September 30, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$20,307	$23,459	$43,766
60-89 days	8,495	21,688	30,183
90 days or more	37,920	82,822	120,742
Total past due	66,722	127,969	194,691
Total current	2,881,490	5,884,711	8,766,201
Total conventional mortgage loans, amortized cost (1)	$2,948,212	$6,012,680	$8,960,892

The Bank continues to apply its existing accounting policies for past due, non-accrual, and charge-offs for COVID-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on the most recent information received from our mortgage servicers, as of September 30, 2020, the UPB of conventional loans in an informal forbearance arrangement totaled $184,936, or 2.1% of our total conventional loans outstanding. The payment status as of September 30, 2020 includes such loans 30 to 59 days past due of $15,684, 60-89 days past due of $24,359, and 90 days or more past due of $105,295, for total past due of $145,338. Such loans with a current payment status totaled $39,598. For more information, see Note 2 - Recently Adopted and Issued Accounting Guidance.

Payment Status as of December 31, 2019	Total
Past due:
30-59 days	$44,479
60-89 days	9,868
90 days or more	10,668
Total past due	65,015
Total current	10,470,495
Total conventional mortgage loans, recorded investment (1)(2)	$10,535,510

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of September 30, 2020	Conventional	Government	Total
In process of foreclosure (3)	$2,594	$—	$2,594
Serious delinquency rate (1)(4)	1.35%	2.99%	1.40%
Past due 90 days or more still accruing interest (1)(5)	$40,210	$7,369	$47,579
On non-accrual status (6)	$93,137	$—	$93,137

Other Delinquency Statistics as of December 31, 2019
In process of foreclosure (3)	$2,071	$—	$2,071
Serious delinquency rate (1)(4)	0.10%	0.94%	0.13%
Past due 90 days or more still accruing interest (1)(5)	$10,127	$3,069	$13,196
On non-accrual status	$1,063	$—	$1,063

(1)    Based on the amortized cost at September 30, 2020, which excludes accrued interest receivable. Based on the recorded investment at December 31, 2019, which includes accrued interest receivable.
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
(6)    As of September 30, 2020, $93,082 of these conventional mortgage loans on non-accrual status did not have a specifically assigned allowance for credit losses and $79,779 of UPB of these conventional mortgage loans were in informal forbearance related to the COVID-19 pandemic.

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

Seriously delinquent conventional loans 180 days or more past due are also collectively evaluated at the pool level based on current and historical information and events and reasonable and supportable forecasts.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily TDRs, are specifically identified for purposes of calculating the allowance for loan losses. The measurement of our allowance for individually evaluated loans considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party.

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

Components of Allowance	September 30, 2020	December 31, 2019
MPP estimated losses remaining after borrower's equity, before credit enhancements	$12,484	$4,410
Portion of estimated expected losses recoverable from credit enhancements:
PMI	(2,930)	(667)
LRA (1)	(7,718)	(2,581)
SMI	(1,608)	(927)
Total portion recoverable from credit enhancements	(12,256)	(4,175)
Allowance for unrecoverable PMI/SMI	22	15
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	150	50
Allowance for credit losses	$400	$300

(1)    Amounts recoverable are limited to (i) the estimated losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet incurred and to distribute any excess funds to the PFIs.

The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance	2020	2019	2020	2019
Balance, beginning of period	$325	$600	$300	$600
Charge-offs	(50)	(26)	(93)	(101)
Recoveries	1	56	21	117
Provision for (reversal of) credit losses	124	(180)	172	(166)
Balance, end of period	$400	$450	$400	$450

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Government-Guaranteed or -Insured Mortgage Loans. Based on our assessment of our servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at September 30, 2020 or December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2020 was $5,777, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would have been required to deliver additional collateral of $650 to our uncleared derivative counterparties at September 30, 2020.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At September 30, 2020, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value	Estimated Fair Value
	Notional	of Derivative	of Derivative
September 30, 2020	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$39,270,303	$16,091	$962,018
Total derivatives designated as hedging instruments	39,270,303	16,091	962,018
Derivatives not designated as hedging instruments:
Interest-rate swaps	9,162,000	7,753	324
Swaptions	—	—	—
Interest-rate caps/floors	625,500	451	—
Interest-rate forwards	261,200	470	8
MDCs	261,771	201	250
Total derivatives not designated as hedging instruments	10,310,471	8,875	582
Total derivatives before adjustments	$49,580,774	24,966	962,600
Netting adjustments and cash collateral (1)		294,872	(955,609)
Total derivatives, net		$319,838	$6,991

December 31, 2019
Derivatives designated as hedging instruments:
Interest-rate swaps	$41,108,749	$60,155	$318,815
Total derivatives designated as hedging instruments	41,108,749	60,155	318,815
Derivatives not designated as hedging instruments:
Interest-rate swaps	7,634,000	450	27
Swaptions	850,000	16	—
Interest-rate caps/floors	668,500	215	—
Interest-rate forwards	70,200	—	216
MDCs	70,693	105	3
Total derivatives not designated as hedging instruments	9,293,393	786	246
Total derivatives before adjustments	$50,402,142	60,941	319,061
Netting adjustments and cash collateral (1)		147,067	(315,855)
Total derivatives, net		$208,008	$3,206

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2020 and December 31, 2019, including accrued interest, totaled $1,251,375 and $464,187, respectively. Cash collateral received from counterparties and held at September 30, 2020 and December 31, 2019, including accrued interest, totaled $894 and $1,265, respectively. At September 30, 2020 and December 31, 2019, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$4,517	$961,467	$51,955	$318,023
Cleared	19,778	875	8,881	819
Total gross recognized amount	24,295	962,342	60,836	318,842
Gross amounts of netting adjustments and cash collateral
Uncleared	15,766	(954,734)	(36,954)	(315,036)
Cleared	279,106	(875)	184,021	(819)
Total gross amounts of netting adjustments and cash collateral	294,872	(955,609)	147,067	(315,855)
Net amounts after netting adjustments and cash collateral
Uncleared	20,283	6,733	15,001	2,987
Cleared	298,884	—	192,902	—
Total net amounts after netting adjustments and cash collateral	319,167	6,733	207,903	2,987
Derivative instruments not meeting netting requirements (1)	671	258	105	219
Total derivatives, at estimated fair value	$319,838	$6,991	$208,008	$3,206

(1)    Includes MDCs and certain interest-rate forwards.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2020	2019	2020	2019
Net gain (loss) on derivatives not designated as hedging instruments:
Interest-rate swaps	$11,994	$(2,550)	$(8,287)	$(14,636)
Swaptions	—	(430)	(323)	(1,023)
Interest-rate caps/floors	(228)	(799)	236	(801)
Interest-rate forwards	(917)	(268)	(11,840)	(1,487)
Net interest settlements	(11,579)	127	(40,491)	(4,961)
MDCs	433	308	8,581	1,509
Total net gains (losses) on derivatives not designated as hedging instruments	$(297)	$(3,612)	$(52,124)	$(21,399)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended September 30, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(104,009)	$(50,989)	$13,439	$(141,559)
Derivatives	99,757	53,325	(13,934)	139,148
Net changes in estimated fair value before price alignment interest	(4,252)	2,336	(495)	(2,411)
Price alignment interest (1)	92	73	(10)	155
Net interest settlements on derivatives (2)	(54,836)	(39,134)	15,069	(78,901)
Amortization/accretion of gains (losses) on active hedging relationships	1	1,263	751	2,015
Net gains (losses) on qualifying fair-value hedging relationships	(58,995)	(35,462)	15,315	(79,142)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	—	—
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(58,995)	$(35,462)	$15,315	$(79,142)

Three Months Ended September 30, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$101,809	$140,243	$(10,308)	$231,744
Derivatives	(96,264)	(150,320)	5,782	(240,802)
Net changes in estimated fair value before price alignment interest	5,545	(10,077)	(4,526)	(9,058)
Price alignment interest (1)	782	201	(147)	836
Net interest settlements on derivatives (2)	13,271	6,556	(3,967)	15,860
Amortization/accretion of gains (losses) on active hedging relationships	—	117	187	304
Net gains (losses) on qualifying fair-value hedging relationships	19,598	(3,203)	(8,453)	7,942
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	2	—	(514)	(512)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$19,600	$(3,203)	$(8,967)	$7,430

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Nine Months Ended September 30, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$530,727	$589,234	$(26,013)	$1,093,948
Derivatives	(533,327)	(614,242)	28,821	(1,118,748)
Net changes in estimated fair value before price alignment interest	(2,600)	(25,008)	2,808	(24,800)
Price alignment interest (1)	732	474	(159)	1,047
Net interest settlements on derivatives (2)	(83,275)	(72,815)	43,844	(112,246)
Amortization/accretion of gains (losses) on active hedging relationships	(13)	1,902	2,084	3,973
Net gains (losses) on qualifying fair-value hedging relationships	(85,156)	(95,447)	48,577	(132,026)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(85,156)	$(95,447)	$48,541	$(132,062)

Nine Months Ended September 30, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$432,419	$507,397	$(109,183)	$830,633
Derivatives	(431,365)	(535,526)	104,749	(862,142)
Net changes in estimated fair value before price alignment interest	1,054	(28,129)	(4,434)	(31,509)
Price alignment interest (1)	477	(877)	(153)	(553)
Net interest settlements on derivatives (2)	56,729	32,167	(34,564)	54,332
Amortization/accretion of gains (losses) on active hedging relationships	—	293	372	665
Net gains (losses) on qualifying fair-value hedging relationships	58,260	3,454	(38,779)	22,935
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(6,678)	(6,678)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$58,260	$3,454	$(45,457)	$16,257

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

September 30, 2020	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$19,491,639	$10,216,030	$13,114,608

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$794,820	$682,858	$31,892
For discontinued fair-value hedging relationships	856	50,648	—
Total cumulative fair-value hedging basis adjustments on hedged items	$795,676	$733,506	$31,892

December 31, 2019
Amortized cost of hedged items (1)	$17,320,223	$8,394,665	$17,039,657

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$207,111	$150,372	$7,855
For discontinued fair-value hedging relationships	—	—	(36)
Total cumulative fair-value hedging basis adjustments on hedged items	$207,111	$150,372	$7,819

(1)    Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at September 30, 2020 and December 31, 2019 totaled $819.9 billion and $1.0 trillion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2020	December 31, 2019
Book value	$19,461,386	$17,676,793
Par value	$19,466,035	$17,713,204

Weighted average effective interest rate	0.14%	1.59%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2020		December 31, 2019
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$28,157,490	0.30	$23,404,785	1.88
Due after 1 year through 2 years	5,208,700	0.79	6,881,120	1.93
Due after 2 years through 3 years	1,325,275	1.97	4,020,790	2.10
Due after 3 years through 4 years	798,600	2.00	1,234,375	2.18
Due after 4 years through 5 years	919,900	1.46	3,471,250	2.11
Thereafter	4,638,150	3.01	5,650,600	3.11
Total CO bonds, par value	41,048,115	0.78	44,662,920	2.09
Unamortized premiums	89,220		67,708
Unamortized discounts	(12,815)		(13,321)
Unamortized concessions	(8,259)		(9,902)
Fair-value hedging adjustments, net	31,892		7,819
Total CO bonds	$41,148,153		$44,715,224
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2020	December 31, 2019
Non-callable / non-putable	$35,073,615	$28,829,420
Callable	5,974,500	15,833,500
Total CO bonds, par value	$41,048,115	$44,662,920

Year of Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Due in 1 year or less	$31,386,990	$36,243,785
Due after 1 year through 2 years	5,223,700	4,484,620
Due after 2 years through 3 years	1,255,275	742,790
Due after 3 years through 4 years	380,100	516,375
Due after 4 years through 5 years	603,900	380,750
Thereafter	2,198,150	2,294,600
Total CO bonds, par value	$41,048,115	$44,662,920

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2020	December 31, 2019
Fixed-rate	$20,805,115	$27,565,920
Step-up	15,000	30,000
Simple variable-rate	20,228,000	17,067,000
Total CO bonds, par value	$41,048,115	$44,662,920

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2020	2019	2020	2019
Liability at beginning of period	$36,661	$40,247	$38,084	$40,747
Assessment (expense)	1,886	3,265	7,273	11,408
Subsidy usage, net (1)	(3,966)	(6,442)	(10,776)	(15,085)
Liability at end of period	$34,581	$37,070	$34,581	$37,070

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. We amended and restated our capital plan effective September 26, 2020. The amended plan, like the prior plan, divides our Class B stock into two sub-series: Class B-1 and Class B-2. However, under the amended plan, any Class B stock supporting activity requirements is classified as B-2, while all other Class B stock is classified as B-1. A member's Class B-1 stock is reclassified as B-2 as needed to help fulfill the member's activity stock requirement, and the member may be required to purchase additional Class B-2 stock to fully meet that requirement. Any excess stock is automatically classified as Class B-1.

Under the amended capital plan, PFIs may opt in to an activity stock (i.e., Class B-2 stock) requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement under an MCC until such election is withdrawn. As of September 30, 2020, no such shares of Class B-2 stock were issued and outstanding.

The amended capital plan also permits the board of directors to authorize the issuance of Class A stock although, as of September 30, 2020, the board of directors had not authorized such issuance. If authorized, a member may elect to purchase Class A stock, rather than Class B-2 stock, to satisfy the member’s activity stock requirement, subject to certain restrictions.

Under our prior capital plan, Class B-1 was stock held by our members that was not subject to a redemption request. Class B-2 stock consisted solely of required stock that was subject to a redemption request.

The following table presents the capital stock outstanding by sub-series under the prior and amended capital plan.

	September 30, 2020	December 31, 2019
Prior capital plan
Class B-1 issued and outstanding shares: 0 and 19,737,727, respectively	$—	$1,973,773
Class B-2 issued and outstanding shares: 0 and 3,028, respectively	—	303

Amended capital plan
Class B-1 issued and outstanding shares: 8,401,720 and 0, respectively	840,172	—
Class B-2 issued and outstanding shares: 13,834,979 and 0, respectively	1,383,498	—

Total Class B issued and outstanding shares: 22,236,699 and 19,740,755, respectively	$2,223,670	$1,974,076

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Dividends. Our board of directors may, but is not required to, declare and pay dividends on our capital stock in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency regulations. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period (applicable quarter).

Under our prior capital plan, which was in effect through September 25, 2020, the Class B-2 dividend was calculated at 80% of the amount of the Class B-1 dividend. The amended plan, however, does not mandate a specific difference between Class B-1 and Class B-2 dividend rates. Rather, the board of directors may set a dividend rate on Class B-2 stock that is equal to or greater than the rate on Class B-1 stock. The plan also authorizes the board of directors to set a dividend rate on Class A stock (if issued and outstanding) that is equal to or less than the rate on Class B-2 stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2020	2019	2020	2019
Liability at beginning of period	$299,704	$174,193	$322,902	$168,876
Reclassification from capital stock	496	148,870	13,843	150,979
Proceeds from issuance (1)	—	—	—	3,704
Redemptions/repurchases	(37,750)	(43)	(74,331)	(540)
Accrued distributions	4	692	40	693
Liability at end of period	$262,454	$323,712	$262,454	$323,712

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

MRCS Contractual Year of Redemption	September 30, 2020	December 31, 2019
Year 1 (1)	$9,289	$680
Year 2	—	8,649
Year 3	26,723	—
Year 4	150,957	26,723
Year 5	13,843	150,958
Thereafter (2)	61,642	135,892
Total MRCS	$262,454	$322,902

(1)    Balances at September 30, 2020 and December 31, 2019 include $637 and $680, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Represents the five-year redemption period of Class B stock held by certain captive insurance companies which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the Final Membership Rule. However, upon their respective terminations, we currently intend to repurchase their excess stock (if any) in accordance with our capital plan, the balances of which at September 30, 2020 and December 31, 2019 totaled $48,682 and $61,642, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2020	2019	2020	2019
Recorded as interest expense	$2,037	$3,514	$7,777	$8,585
Recorded as distributions from retained earnings	4	692	40	693
Total	$2,041	$4,206	$7,817	$9,278

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 13 - Capital in our 2019 Form 10-K. As presented in the following table, we were in compliance with those requirements at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$578,760	$3,609,969	$639,495	$3,412,286

Total regulatory capital	$2,653,666	$3,609,969	$2,700,431	$3,412,286
Total regulatory capital-to-asset ratio	4.00%	5.44%	4.00%	5.05%

Leverage capital	$3,317,083	$5,414,954	$3,375,539	$5,118,429
Leverage ratio	5.00%	8.16%	5.00%	7.58%

Partial Recovery of Prior Capital Distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, FICO. The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in 1987, 1988 and 1989 that aggregated to $680 million in exchange for FICO nonvoting capital stock. Upon passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the Bank's previous investment in capital stock of FICO was determined to be non-redeemable and, therefore, the Bank charged-off its prior capital distributions to FICO directly against retained earnings.

Upon the dissolution of FICO in October 2019, FICO determined that excess funds aggregating to $200 million were available for distribution to its sole stockholders, the FHLBanks. Specifically, the Bank received $10,574 during the nine months ended September 30, 2020 which was determined based on our proportionate ownership of FICO's nonvoting capital stock. The Bank treated the receipt of these funds as a partial recovery of the prior capital distributions made by the Bank to FICO. These funds have been credited to unrestricted retained earnings.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

OCI before reclassifications:
Net change in unrealized gains (losses)	77,290	—	77,290
Reclassifications from OCI to net income:
Pension benefits, net	—	867	867
Total other comprehensive income	77,290	867	78,157

Balance, September 30, 2020	$97,292	$(23,244)	$74,048

Balance, June 30, 2019	$71,967	$(14,667)	$57,300

OCI before reclassifications:
Net change in unrealized gains (losses)	(2,139)	—	(2,139)
Reclassifications from OCI to net income:
Pension benefits, net	—	486	486
Total other comprehensive income (loss)	(2,139)	486	(1,653)

Balance, September 30, 2019	$69,828	$(14,181)	$55,647

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	7,479	—	7,479
Reclassifications from OCI to net income:
Pension benefits, net	—	(807)	(807)
Total other comprehensive income (loss)	7,479	(807)	6,672

Balance, September 30, 2020	$97,292	$(23,244)	$74,048

Balance, December 31, 2018	$52,986	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains (losses)	16,842	—	16,842
Reclassifications from OCI to net income:
Pension benefits, net	—	(2,882)	(2,882)
Total other comprehensive income (loss)	16,842	(2,882)	13,960

Balance, September 30, 2019	$69,828	$(14,181)	$55,647

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$65,392	$(4,673)	$60,719	$38,149	$12,175	$50,324
Provision for (reversal of) credit losses	—	124	124	—	(180)	(180)
Other income (loss)	(16,480)	(397)	(16,877)	2,678	108	2,786
Other expenses	22,992	3,901	26,893	20,636	3,523	24,159
Income before assessments	25,920	(9,095)	16,825	20,191	8,940	29,131
Affordable Housing Program assessments	2,796	(910)	1,886	2,371	894	3,265
Net income	$23,124	$(8,185)	$14,939	$17,820	$8,046	$25,866

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$177,645	$13,688	$191,333	$121,594	$45,813	$167,407
Provision for (reversal of) credit losses	—	172	172	—	(166)	(166)
Other income (loss)	(43,771)	(3,032)	(46,803)	9,078	192	9,270
Other expenses	67,601	11,800	79,401	61,012	10,338	71,350
Income before assessments	66,273	(1,316)	64,957	69,660	35,833	105,493
Affordable Housing Program assessments	7,405	(132)	7,273	7,825	3,583	11,408
Net income	$58,868	$(1,184)	$57,684	$61,835	$32,250	$94,085

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2020	$57,104,477	$9,237,185	$66,341,662
December 31, 2019	56,695,738	10,815,037	67,510,775

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

	September 30, 2020
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$130,595	$130,595	$130,595	$—	$—	$—
Interest-bearing deposits	56,028	56,028	56,007	21	—	—
Securities purchased under agreements to resell	4,500,000	4,500,000	—	4,500,000	—	—
Federal funds sold	952,000	952,000	—	952,000	—	—
Trading securities	5,058,984	5,058,984	—	5,058,984	—	—
AFS securities	10,363,969	10,363,969	—	10,363,969	—	—
HTM securities	4,272,457	4,296,287	—	4,296,287	—	—
Advances	31,264,246	31,278,477	—	31,278,477	—	—
Mortgage loans held for portfolio, net	9,237,185	9,683,385	—	9,599,563	83,822	—
Accrued interest receivable	105,170	105,170	—	105,170	—	—
Derivative assets, net	319,838	319,838	—	24,966	—	294,872
Grantor trust assets (2)	27,428	27,428	27,428	—	—	—

Liabilities:
Deposits	1,299,227	1,299,227	—	1,299,227	—	—
Consolidated obligations:
Discount notes	19,461,386	19,463,824	—	19,463,824	—	—
Bonds	41,148,153	41,804,331	—	41,804,331	—	—
Accrued interest payable	64,322	64,322	—	64,322	—	—
Derivative liabilities, net	6,991	6,991	—	962,600	—	(955,609)
MRCS	262,454	262,454	262,454	—	—	—

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

					Netting
September 30, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,058,984	$—	$5,058,984	$—	$—
Total trading securities	5,058,984	—	5,058,984	—	—
AFS securities:
GSE and TVA debentures	4,025,604	—	4,025,604	—	—
GSE MBS	6,338,365	—	6,338,365	—	—
Total AFS securities	10,363,969	—	10,363,969	—	—
Derivative assets:
Interest-rate related	319,637	—	24,765	—	294,872
MDCs	201	—	201	—	—
Total derivative assets, net	319,838	—	24,966	—	294,872
Grantor trust assets (2)	27,428	27,428	—	—	—
Total assets at recurring estimated fair value	$15,770,219	$27,428	$15,447,919	$—	$294,872

Derivative liabilities:
Interest-rate related	$6,741	$—	$962,350	$—	$(955,609)
MDCs	250	—	250	—	—
Total derivative liabilities, net	6,991	—	962,600	—	(955,609)
Total liabilities at recurring estimated fair value	$6,991	$—	$962,600	$—	$(955,609)

Mortgage loans held for portfolio (3)	$1,511	$—	$—	$1,511	$—
Total assets at non-recurring estimated fair value	$1,511	$—	$—	$1,511	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2019	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,016,649	$—	$5,016,649	$—	$—
Total trading securities	5,016,649	—	5,016,649	—	—
AFS securities:
GSE and TVA debentures	3,926,852	—	3,926,852	—	—
GSE MBS	4,557,626	—	4,557,626	—	—
Total AFS securities	8,484,478	—	8,484,478	—	—
Derivative assets:
Interest-rate related	207,903	—	60,836	—	147,067
MDCs	105	—	105	—	—
Total derivative assets, net	208,008	—	60,941	—	147,067
Grantor trust assets (2)	26,050	26,050	—	—	—
Total assets at recurring estimated fair value	$13,735,185	$26,050	$13,562,068	$—	$147,067

Derivative liabilities:
Interest-rate related	$3,203	$—	$319,058	$—	$(315,855)
MDCs	3	—	3	—	—
Total derivative liabilities, net	3,206	—	319,061	—	(315,855)
Total liabilities at recurring estimated fair value	$3,206	$—	$319,061	$—	$(315,855)

Mortgage loans held for portfolio (4)	$1,504	$—	$—	$1,504	$—
Total assets at non-recurring estimated fair value	$1,504	$—	$—	$1,504	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Included in other assets on the statement of condition.
(3)    Amounts are as of the date the fair-value adjustment was recorded during the nine months ended September 30, 2020.
(4)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2019.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2020
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$416,488	$100,152	$516,640
Unused lines of credit (1)	949,984	—	949,984
Commitments to fund additional advances (2)	10,500	—	10,500
Commitments to fund or purchase mortgage loans, net (3)	261,771	—	261,771
Unsettled CO bonds, at par	250,000	—	250,000

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

	September 30, 2020		December 31, 2019
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$423,986	17%	$57,133	2%
Advances	3,544,862	12%	698,699	2%

The par values at September 30, 2020 reflect changes in the composition of directors' financial institutions effective January 1, 2020, due to changes in board membership resulting from the 2019 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net capital stock issuances (redemptions and repurchases)	$450	$268	$78,071	$4,836
Net advances (repayments)	(784,706)	57,019	(1,504,938)	142,464
Mortgage loan purchases	7,390	7,954	34,254	19,282

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to/borrowings from other FHLBanks.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans to other FHLBanks	2020	2019	2020	2019
Disbursements	$(60,000)	$—	$(80,000)	$—
Principal repayments	60,000	—	80,000	—

Borrowings from other FHLBanks
Proceeds from borrowings	$—	$250,000	$—	$250,000
Principal repayments	—	(250,000)	—	(250,000)

There were no loans to or borrowings from other FHLBanks outstanding at September 30, 2020 or December 31, 2019.

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
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan and/or a similar frozen plan
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated
SMI: Supplemental Mortgage Insurance
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

Economic Environment. The Bank’s financial performance is influenced by several key regional and national economic and market factors, including the level and volatility of market interest rates, inflation or deflation, fiscal and monetary policies, and the strength of housing markets.

COVID-19 Pandemic. The effects of the COVID-19 pandemic, and the fiscal, monetary, and social-distancing mitigation actions taken in response, on the global and U.S. economies continue to evolve, with the full duration and long-term impact of the pandemic remaining uncertain. At the end of the third quarter 2020, confirmed cases of COVID-19 were again rapidly rising in the U.S., signaling a renewed surge in the virus. Uneven economic reopenings across the U.S. and a trend of returning to shelter-in-place, stay-at-home, travel restrictions, and business closures protocols, caused by the resurgence of the pandemic, creates headwinds for the economy. Pre-pandemic economic growth and financial market stability will likely not completely return until an effective vaccine and enhanced therapeutic treatments are widely available.

Economy and Financial Markets. The U.S. economy rebounded in the third quarter 2020 due to unprecedented federal government fiscal relief combined with FRB monetary policy support to fight the impact of COVID-19. The U.S. real gross domestic product ("GDP") advanced estimate rose 33.1% at an annualized rate for the third quarter 2020, following the second quarter 2020 COVID-19 induced loss of -31.4%. The economic boost in the third quarter can be attributed to business reopenings, government fiscal support for consumers, households, and businesses, continued low interest rates, and smoothly functioning financial and capital markets, but the economy still has a long way to go to reach pre-pandemic performance.

While the economy gained strength in the third quarter 2020, it has not fully recovered, and appears to be entering a slowdown phase. According to the Bureau of Economic Analysis preliminary review, third quarter 2020 real GDP is 2.9% below the first quarter 2020 level. Recent trends in "high frequency economic data", such as mobility, travel, petroleum usage, new business applications, business reopenings, bankruptcies, hours worked, and unemployment claims, that incorporate the growing
COVID-19 infection rate information point to slowing economic activity. This trend is exacerbated by the lack of additional federal stimulus relief needed by consumers, households, small business, and state/local governments. These emerging trends are reflected in the labor market. Despite the surge in third quarter 2020 real GDP, monthly nonfarm payroll increases fell from 4.8 million in June 2020 to 0.6 million in September 2020. Moreover, although 11.4 million jobs have been recovered since April 2020, a deficit of about 10.7 million jobs remains today. The U.S. labor market, particularly the leisure and hospitality industries, remain challenged and will likely continue to be until a vaccine combined with enhanced therapeutics are widely available to control COVID-19. Layering the uncertainty of the impact of the presidential and congressional elections, particularly if contested, on top of the current economic environment may lead to a period of economic uncertainty and financial market volatility through the end of the year.

Unprecedented monetary policy action taken by the FRB this year in response to COVID-19 served to quickly promote financial market stability in the U.S. and abroad by providing ample liquidity and credit flows and preserving the smooth functioning of capital markets-supported by lower interest rates for the foreseeable future. FRB forward guidance has made it clear that it does not plan to raise interest rates until the economy achieves full employment and inflation is back on track to exceed its 2.0% objective. The FRB has so far accomplished this using three monetary policy mechanisms.

First, at the outset of the pandemic in early March 2020, the FRB reduced its policy rate from a range of 1.50% to 1.75% to its "zero lower bound" of 0% to 0.25%. Lower short-term interest rate borrowing costs for consumers, households, and businesses, along with pent-up demand and fiscal relief, has stimulated spending, driving third quarter 2020 real GDP higher. For example, of the net 33% third quarter 2020 real GDP growth estimate, 25 percentage points of the increase is attributed to consumer spending, 7 percentage points to increased spending on business inventories, and 5 percentage points to business fixed investment. These increases were offset by decreases in net exports and government spending of 3 and 1 percentage points, respectively. FOMC minutes and FRB policy maker "forward guidance" public commentary strongly suggest the policy rate will remain at the "zero lower bound" until the pandemic is controlled and the economy is firmly on a positive track-possibly as long as past 2023.

Second, in late March 2020, the FRB committed to large scale asset purchases, referred to as quantitative easing. Throughout this year, the FRB has increased its holding of Treasury securities and MBS, including commercial MBS, issued by government agencies or GSEs in "the amounts needed to support smooth market functioning and effective transmission of monetary policy." At the end of the third quarter 2020, the FRB’s total assets stood at $7.1 trillion, representing an increase of $2.9 trillion year-to-date. The bulk of FRB purchases have been in U.S. Treasury securities and Agency MBS while a much smaller volume of corporate debt, high-yield debt, loans, and money market mutual funds have been purchased to support the smooth function of capital markets.

The FRB asset purchase program has been very successful in supporting the economy and financial market stability. The Chicago Board Options Exchange Volatility Index (VIX), a key financial benchmark for stock market volatility, dropped from its high in March 2020 at 83 points to 26 points at the end of third quarter. The low interest rate environment created by the FRB has supported the U.S. equity markets. Long-term interest rates, as benchmarked by the 10-year U.S. Treasury, have been driven to historically low levels in the 0.60% to 0.90% range. With respect to the credit markets, the FRB low-rate environment and asset purchases have driven spreads down to near pre-pandemic levels. The Bloomberg Barclays Investment Grade U.S. Corporate Bond index ended the third quarter 2020 at an option adjusted spread ("OAS") of 125 bps, well below the COVID-19 high of 381 bps. Similarly, the Bloomberg Barclays High Yield Index OAS decreased to 502 bps, significantly down from the pandemic peak of 1,099 bps. FRB actions have also provided significant support for the MBS TBA market. According to the Bloomberg Fannie Mae 30-year OAS Index, spreads have tightened from a high of 136 bps at the end of the first quarter 2020 to a low of 7 bps at the end of the third quarter 2020.

Third, the FRB has adopted a new policy framework for managing inflation. Over the past number of years, the economy has not generated enough inflation to reach the FRB target of 2.0% annually. To counter this, the FRB has moved to targeting an "average inflation rate." This means the FRB will let inflation move above the 2.0% target for a period before raising rates, adding support to the view that interest rates will remain lower, and longer, for this cycle.

The COVID-19 pandemic hit Indiana at a time when its economy was already slowing. Moody’s Analytics forecast that the state’s Gross State Product ("GSP") for the full year 2020 will approximate $323 billion, below 2019’s GSP of $341 billion. Moreover, Moody’s estimates that the 2019 pre-pandemic GSP of $341 billion will not be reached until sometime in early 2022. With respect to unemployment, Moody’s estimates that the state’s unemployment rate will be 6.28% in the fourth quarter of 2020, significantly higher than the 3.2% unemployment rate in the fourth quarter of 2019. Over the longer-term, Moody’s believes that slowing population growth and weaknesses in manufacturing will hold job growth back, causing Indiana to lag the rest of the country in economic growth.

The COVID-19 pandemic pushed Michigan’s weak economy into a recession. Moody’s Analytics estimates that GSP for the full year 2020 will be $439 billion, well below the state’s 2019 pre-pandemic GSP of $474 billion. Looking forward, Moody’s forecasts that Michigan’s GSP will not recover to 2019 levels until late 2022. Regarding unemployment, Moody’s projects that the state’s unemployment rate in the fourth quarter of 2020 will be about 6.97%, far above the pre-pandemic rate of 3.9% in the fourth quarter of 2019. Unfortunately, Moody’s does not see Michigan’s unemployment rate returning to pre-COVID-19 levels in the next 10 years. All together, Michigan faces an uphill battle to achieve pre-pandemic economic growth. Michigan's strained state and local government finances, a labor market reliant on the service sector, and a persistent out-migration trend present significant headwinds.

Conditions in the U.S. Housing Market. Demand for homes is robust, driving home prices higher. The COVID-19 pandemic combined with historically low mortgage finance rates, firmly below 3.0% for a 30-year fixed rate Agency mortgage, has driven demand to record levels for 1-4 single family housing. The Mortgage Bankers Association Mortgage Applications Purchase Index is well above its year-ago level at approximately 21.6% higher. In September 2020, the CoreLogic Home Price Index advanced 6.7% year-over-year. Across the board, the numbers point to a very strong housing market. Pending home sales are up 20.5% from their year-ago levels as of September 30, 2020. Existing home sales are up by 20.9% this year compared to year-to-date September 2019. New home sales followed suit with annualized unit sales of 595 thousand in September 2020, well above the 570 annualized units sold in April 2020. The market consensus is that the drivers of housing demand will stay in play for the remainder of 2020 and into next year.

Interest Rate Levels and Volatility. FRB actions to drive its policy rate down to the “zero lower bound” and engage in asset purchases supported by "forward guidance" communication has made it clear that the FRB does not plan to raise interest rates any time soon. Future factors that may cause the FRB to increase interest rates include: (1) the COVID-19 pandemic is under control with an effective vaccine and therapeutic drugs widely available; (2) the economy is on a firm path to sustainable growth; (3) full employment is near achievement; and (4) inflation has increased above its target rate for a period of time such that it averages 2.0%.

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

The results of operations and the changes in the financial condition of the Bank were affected by the disruptions in the financial markets caused by the COVID-19 pandemic as discussed herein. However, we have continued to be a reliable source of liquidity for our members and maintain a full-service business operation while continuing a work-from-home program that began on March 16, 2020. In September 2020, approximately 20% of our employees returned to work at one of our physical locations.

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Statement of Condition:
Advances	$31,264	$34,848	$38,927	$32,480	$32,487
Mortgage loans held for portfolio, net	9,237	10,083	10,649	10,815	11,104
Cash and short-term investments	5,639	5,791	8,085	5,079	5,521
Investment securities	19,695	19,817	20,487	18,718	17,754
Total assets	66,342	71,070	78,666	67,511	67,262

Discount notes	19,462	28,234	29,653	17,677	15,300
CO bonds	41,148	36,973	42,079	44,715	47,169
Total consolidated obligations	60,610	65,207	71,732	62,392	62,469

MRCS	262	300	323	323	324

Capital stock	2,224	2,194	2,098	1,974	1,939
Retained earnings	1,124	1,128	1,124	1,115	1,091
AOCI	74	(4)	(81)	68	56
Total capital	3,422	3,318	3,141	3,157	3,086

Statement of Income:
Net interest income	$61	$67	$63	$70	$50
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(17)	(25)	(5)	11	3
Other expenses	27	26	26	28	24
AHP assessments	2	2	3	6	3
Net income	$15	$14	$29	$47	$26

Selected Financial Ratios:
Net interest margin (1)	0.35%	0.37%	0.36%	0.41%	0.29%
Return on average equity (2)	1.70%	1.64%	3.81%	6.05%	3.31%
Return on average assets (2)	0.08%	0.07%	0.17%	0.28%	0.15%

Weighted average dividend rate (3)	3.50%	4.00%	4.25%	4.75%	5.50%
Dividend payout ratio (4)	126.01%	150.84%	70.91%	48.35%	106.89%

Total capital ratio (5)	5.16%	4.67%	3.99%	4.68%	4.59%
Total regulatory capital ratio (6)	5.44%	5.10%	4.51%	5.05%	4.99%
Average equity to average assets	4.86%	4.39%	4.43%	4.66%	4.55%

(1)    Annualized net interest income expressed as a percentage of average interest-earning assets.
(2)    Annualized, as appropriate.
(3)    Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4)    Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019 would be 143%, 67%, 44%, 89% and 79%, respectively.
(5)    Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6)    Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$61	$50	$11	21%	$191	$167	$24	14%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	61	50	11	20%	191	167	24	14%
Other income (loss)	(17)	3	(20)		(47)	9	(56)
Other expenses	27	24	3		79	71	8
Income before assessments	17	29	(12)	(42)%	65	105	(40)	(38)%
AHP assessments	2	3	(1)		7	11	(4)
Net income	15	26	(11)	(42)%	58	94	(36)	(39)%
Total other comprehensive income (loss)	78	(2)	80		6	14	(8)

Total comprehensive income	$93	$24	$69	284%	$64	$108	$(44)	(40)%

The decrease in net income for the three months ended September 30, 2020 compared to the corresponding period in the prior year was substantially due to lower net earnings on trading securities and accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans, both resulting from the decline in market interest rates. These decreases were partially offset by additional net interest income resulting from the Bank's growth in average asset balances and by lower net losses on qualifying fair-value hedging relationships.

The decrease in net income for the nine months ended September 30, 2020 compared to the corresponding period in the prior year was substantially due to accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans and lower net earnings on trading securities, both resulting from the decline in market interest rates. These decreases were partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

The increase in total other comprehensive income for the three months ended September 30, 2020 compared to the corresponding period in the prior year was due to net unrealized gains on AFS securities.

The decrease in total other comprehensive income for the nine months ended September 30, 2020 compared to the corresponding period in the prior year was due to lower net unrealized gains on AFS securities.

Changes in Financial Condition for the Nine Months Ended September 30, 2020. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2020	December 31, 2019	$ Change	% Change
Advances	$31,264	$32,480	$(1,216)	(4)%
Mortgage loans held for portfolio, net	9,237	10,815	(1,578)	(15)%
Cash and short-term investments (1)	5,639	5,079	560	11%
Investment securities and other assets (2)	20,202	19,137	1,065	6%
Total assets	$66,342	$67,511	$(1,169)	(2)%

Consolidated obligations	$60,610	$62,392	$(1,782)	(3)%
MRCS	262	323	(61)	(19)%
Other liabilities	2,048	1,639	409	25%
Total liabilities	62,920	64,354	(1,434)	(2)%

Capital stock	2,224	1,974	250	13%
Retained earnings (3)	1,124	1,115	9	1%
AOCI	74	68	6	10%
Total capital	3,422	3,157	265	8%

Total liabilities and capital	$66,342	$67,511	$(1,169)	(2)%

Total regulatory capital (4)	$3,610	$3,412	$198	6%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at September 30, 2020 and December 31, 2019 of $262 million and $251 million, respectively.
(4)    Total capital less AOCI plus MRCS.

The decrease in total assets at September 30, 2020 compared to December 31, 2019 was driven by net decreases in mortgage loans held for portfolio and advances to members, partially offset by an increase in available-for-sale securities.

The decrease in total liabilities at September 30, 2020 compared to December 31, 2019 was attributable to a decrease in consolidated obligations. Such decrease reflected the decrease in the Bank's assets.

The increase in total capital at September 30, 2020 compared to December 31, 2019 was substantially due to proceeds from the issuance of capital stock.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019.

Net Interest Income. The increase in net interest income for the three months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to the Bank's growth in average asset balances, lower net losses on qualifying fair-value hedging relationships, and an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income. Such increases were substantially offset by accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans.

Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income. As a result, net interest income for the three months ended September 30, 2020 included net hedging losses of $2 million, compared to net hedging losses for the three months ended September 30, 2019 of $9 million. In general, we hold the derivatives and associated hedged items to the maturity, call, or put date. As a result, we expect that nearly all of the net gains and losses on these financial instruments will reverse over the remaining contractual terms of the hedged items.

The increase in net interest income for the nine months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income, and the Bank's growth in average asset balances. Such increases were substantially offset by accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans. Net interest income for the nine months ended September 30, 2020 included net hedging losses of $25 million, compared to net hedging losses for the nine months ended September 30, 2019 of $31 million.

The following table presents average daily balances, interest income/expense, and average yields of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,945	$2	0.09%	$5,944	$34	2.29%
Investment securities (3)	19,860	56	1.12%	17,430	104	2.35%
Advances (4)	32,990	45	0.54%	32,100	207	2.56%
Mortgage loans held for portfolio (4) (5)	9,673	48	1.99%	11,275	87	3.09%
Other assets (interest-earning) (6)	1,528	—	0.09%	1,298	7	2.12%
Total interest-earning assets	69,996	151	0.86%	68,047	439	2.56%
Other assets (7)	(639)			(6)
Total assets	$69,357			$68,041

Liabilities and Capital:
Interest-bearing deposits	$1,264	—	0.01%	$743	4	1.95%
Discount notes	24,479	11	0.18%	19,185	110	2.28%
CO bonds (4)	38,965	77	0.79%	43,996	271	2.45%
MRCS	280	2	2.90%	273	4	5.10%
Other borrowings	—	—	—%	6	—	2.28%
Total interest-bearing liabilities	64,988	90	0.55%	64,203	389	2.40%
Other liabilities	999			740
Total capital	3,370			3,098
Total liabilities and capital	$69,357			$68,041

Net interest income		$61			$50

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.31%			0.16%

Net interest margin (8)			0.35%			0.29%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,450	$21	0.52%	$6,697	$120	2.41%
Investment securities (3)	19,913	205	1.37%	15,848	303	2.55%
Advances (4)	33,977	291	1.14%	32,077	641	2.67%
Mortgage loans held for portfolio (4) (5)	10,277	189	2.46%	11,355	277	3.27%
Other assets (interest-earning) (6)	1,563	5	0.46%	1,011	17	2.20%
Total interest-earning assets	71,180	711	1.34%	66,988	1,358	2.71%
Other assets (7)	55			218
Total assets	$71,235			$67,206

Liabilities and Capital:
Interest-bearing deposits	$1,392	3	0.27%	$647	10	2.10%
Discount notes	24,772	111	0.60%	20,586	369	2.40%
CO bonds (4)	40,503	398	1.31%	41,870	803	2.57%
MRCS	302	8	3.44%	207	9	5.54%
Other borrowings	—	—	—%	2	—	2.31%
Total interest-bearing liabilities	66,969	520	1.04%	63,312	1,191	2.51%
Other liabilities	1,020			783
Total capital	3,246			3,111
Total liabilities and capital	$71,235			$67,206

Net interest income		$191			$167

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.30%			0.20%

Net interest margin (8)			0.36%			0.33%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

(1)    Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income.
(2)    Annualized.
(3)    Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense includes the effects of associated derivative transactions, except for trading securities in which such effects are included in other income.
(4)    Interest income/expense and average yield include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting adjustments, and prepayment fees on advances. Excluded are net interest payments or receipts on derivatives in economic hedging relationships.
(5)    Includes non-accrual loans.
(6)    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
(7)    Includes changes in the estimated fair value of AFS securities and grantor trust assets.
(8)    Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Yields. The average yield on total interest-earning assets, including the impact of net gains or losses on qualifying fair-value hedging relationships, for the three months ended September 30, 2020 was 0.86%, a decrease of 170 bps compared to the corresponding period in 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of total interest-bearing liabilities, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, was 0.55%, a decrease of 185 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 15 bps to 0.31% for the three months ended September 30, 2020 from 0.16% for the corresponding period in 2019. The increase was due to a combination of factors.

The average yield on total interest-earning assets, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, for the nine months ended September 30, 2020 was 1.34%, a decrease of 137 bps compared to the corresponding period in 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of total interest-bearing liabilities, including the impact of net hedging gains or losses on qualifying fair-value hedging relationships, was 1.04%, a decrease of 147 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 10 bps to 0.30% for the nine months ended September 30, 2020 from 0.20% for the corresponding period in 2019. The increase was primarily due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended September 30, 2020 increased by 3% compared to the corresponding period in 2019. The average balance of investment securities increased by 14% due to purchases of trading securities to enhance liquidity and purchases of AFS securities. The increase in average interest-bearing liabilities was due to an increase in discount notes outstanding to fund the increases in interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 30%.

The average balances outstanding of interest-earning assets for the nine months ended September 30, 2020 increased by 6% compared to the corresponding period in 2019. The average balance of investment securities increased by 26% due to purchases of trading securities to enhance liquidity and purchases of AFS securities. The increase in average interest-bearing liabilities was due to an increase in discount notes outstanding to fund the increases in interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 15%.

Provision for Credit Losses. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments under new accounting guidance effective January 1, 2020, the change in the provision for (reversal of) credit losses for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 was insignificant. For more information, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2020	2019	2020	2019
Net gains (losses) on trading securities (1)	$(19)	$6	$2	$26
Net gains (losses) on derivatives hedging trading securities	14	(3)	(7)	(20)
Net gains (losses) on trading securities, net of associated derivatives	(5)	3	(5)	6
Net interest settlements on derivatives	(12)	—	(40)	(5)
Net gains (losses) on other derivatives not designated as hedging instruments	(2)	(1)	(5)	4
Net realized gains from sale of available-for-sale securities	1	—	1	—
Change in fair value of investments indirectly funding our SERP	1	—	—	2
Other, net	—	1	2	2
Total other income (loss)	$(17)	$3	$(47)	$9

(1)    Before impact of associated derivatives.

The decrease in total other income for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 was due to higher net interest settlements on economic hedging relationships and net losses on trading securities, net of associated derivatives.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury securities to enhance our liquidity. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility, which were magnified by the disruptions in the financial markets in the nine months ended September 30, 2020. These trading securities are economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives. Net gains (losses) on trading securities, net of associated derivatives, for the three and nine months ended September 30, 2020 were $(5) million and $(5) million, respectively, a decrease of $8 million and $11 million, respectively, compared to the corresponding periods in 2019.

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

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2020	2019	2020	2019
Compensation and benefits	$15	$12	$44	$40
Other operating expenses	8	8	23	21
Finance Agency and Office of Finance	2	3	7	7
Other	2	1	5	3

Total other expenses	$27	$24	$79	$71

The increase in compensation and benefits for the three months ended September 30, 2020 compared to the corresponding period in 2019 was due to increases in compensation, primarily driven by slightly higher headcount and salaries, and post-retirement benefits, primarily due to changes in market conditions.

The increase in compensation and benefits for the nine months ended September 30, 2020 compared to the corresponding period in 2019 was due to increases in post-retirement benefits, primarily due to changes in market conditions, and increases in compensation primarily driven by slightly higher headcount and salaries. The increase in other operating expenses for the nine months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to various software-related expenses and various consulting and professional services engagements.

Total Other Comprehensive Income (Loss). Total OCI for the three and nine months ended September 30, 2020 consisted substantially of net unrealized gains on AFS securities, particularly MBS. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets during 2020. Total OCI for the corresponding periods in 2019 consisted substantially of net unrealized losses and gains, respectively, on AFS securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2020	2019	2020	2019
Net interest income	$65	$38	$177	$121
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(17)	3	(44)	9
Other expenses	23	21	68	61
Income before assessments	25	20	65	69
AHP assessments	2	2	7	7

Net income	$23	$18	$58	$62

The increase in net income for the traditional segment for the three months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to additional net interest income resulting from the Bank's growth in average asset balances and by lower net losses on qualifying fair-value hedging relationships, partially offset by lower net earnings on trading securities.

The decrease in net income for the traditional segment for the nine months ended September 30, 2020 compared to the corresponding period in 2019 was primarily due to lower net earnings on trading securities, partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2020	2019	2020	2019
Net interest income	$(4)	$12	$14	$46
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	(3)	—
Other expenses	4	3	12	10
Income before assessments	(8)	9	(1)	36
AHP assessments	—	1	—	4

Net income	$(8)	$8	$(1)	$32

The decrease in net income for the mortgage loans segment for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 was due substantially to accelerated amortization of purchase premium resulting from higher MPP loan prepayments and accelerated amortization of concession fees on called consolidated obligations. Such decreases were partially offset by reductions in funding costs, partially resulting from calls of higher-yielding CO bonds in 2019 and 2020.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2020		December 31, 2019
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$31,264	47%	$32,480	48%
Mortgage loans held for portfolio, net	9,237	14%	10,815	16%
Cash and short-term investments	5,639	8%	5,079	8%
Trading securities	5,059	8%	5,017	7%
Other investment securities	14,636	22%	13,701	20%
Other assets (1)	507	1%	419	1%

Total assets	$66,342	100%	$67,511	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of September 30, 2020 were $66.3 billion, a net decrease of $1.2 billion, or 2%, compared to December 31, 2019, primarily driven by decreases in mortgage loans held for portfolio and advances to members, partially offset by an increase in AFS securities.

Our advance portfolio comprised 47% of total assets at September 30, 2020. Mortgage loans held for portfolio has declined from 16% to 14% of total assets at September 30, 2020, while trading and other investment securities have increased from 27% to 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2020 at carrying value, totaled $31.3 billion, a net decrease of $1.2 billion, or 4%, compared to December 31, 2019. The Federal Reserve's actions to increase liquidity in the markets has had an adverse effect on our members' demand for wholesale funding. However, the average daily balance of outstanding advances for the nine months ended September 30, 2020 totaled $34.0 billion.

The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 1% and 11%, respectively. Advances to depository institutions, as a percent of total advances outstanding at par value, were 55% at September 30, 2020, while advances to insurance companies were 45%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2020		December 31, 2019
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$13,567	44%	$13,663	42%
Credit unions	2,793	9%	2,798	9%
Former members - depositories	480	2%	540	2%
Total depository institutions	16,840	55%	17,001	53%

Insurance companies:
Captive insurance companies (1)	326	1%	2,724	8%
Other insurance companies	13,293	44%	12,541	39%
Former members - insurance	6	—%	6	—%
Total insurance companies	13,625	45%	15,271	47%
CDFIs	—	—%	—	—%

Total advances	$30,465	100%	$32,272	100%

(1)     Memberships must terminate no later than February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances in the 2019 Form 10-K. These advances mature on various dates through 2024.

On August 26, 2020, our board of directors approved the involuntary termination of a captive insurance company member that had repaid all outstanding advances and directed the repurchase of all of that member's Class B stock. This stock was repurchased on August 28, 2020.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	September 30, 2020		December 31, 2019
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$8,840	29%	$11,167	35%
Due after 1 year	8,500	28%	7,479	23%
Total	17,340	57%	18,646	58%

Callable or prepayable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	24	—%	34	—%
Total	24	—%	34	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,578	25%	6,094	19%
Total	7,578	25%	6,094	19%

Other (2)
Due in 1 year or less	41	—%	50	—%
Due after 1 year	145	—%	175	1%
Total	186	—%	225	1%

Total fixed-rate	25,128	82%	24,999	78%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	40	—%	442	1%
Due after 1 year	—	—%	—	—%
Total	40	—%	442	1%

Callable or prepayable
Due in 1 year or less	156	1%	133	—%
Due after 1 year	5,141	17%	6,698	21%
Total	5,297	18%	6,831	21%

Total variable-rate	5,337	18%	7,273	22%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$30,465	100%	$32,272	100%

(1)     Includes advances without call or put options.
(2)    Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less, as a percentage of the total outstanding at par, decreased from 36% at December 31, 2019 to 30% at September 30, 2020, reflecting members' decreased demand for shorter-term funding. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2020		December 31, 2019
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$8,164	90%	$9,526	90%
Conventional Original	456	5%	561	5%
FHA	235	3%	276	3%
Total MPP	8,855	98%	10,363	98%

MPF Program:
Conventional	140	2%	176	2%
Government	38	—%	47	—%
Total MPF Program	178	2%	223	2%

Total mortgage loans held for portfolio	$9,033	100%	$10,586	100%

The decrease in the UPB of mortgage loans held for portfolio was due to repayments of MPP and MPF Program loans outstanding exceeding purchases under Advantage MPP. Over time, the aggregate outstanding balance of mortgage loans purchased under our original MPP and the MPF Program will continue to decrease.

As disclosed in the Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance, we adopted ASU 2016-13, Measurement of Expected Credit Losses on Financial Instruments, beginning January, 1, 2020. As a result, we maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Previously, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $12 million and $4 million at September 30, 2020 and December 31, 2019, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at September 30, 2020 and December 31, 2019. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP due to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. The forbearance may be granted up to 90 days from the date of the first reduced or suspended payment. Initially, written approval from us was required for longer periods. However, effective May 11, 2020, our servicers may extend the forbearance periods and establish forbearance resolution plans with borrowers without our review and approval. In addition, we have authorized the suspension of foreclosure sales and evictions (with certain exceptions) through December 31, 2020 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

Since June 30, 2020, the total UPB of our conventional mortgage loans in COVID-related informal forbearance programs declined by approximately 32% to $184.9 million at September 30, 2020. The total UPB of loans in COVID-related formal forbearance programs at September 30, 2020 totaled $1.8 million.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	September 30, 2020	December 31, 2019	Change
Cash and short-term investments:
Cash and due from banks	$131	$220	$(89)
Interest-bearing deposits	56	809	(753)
Securities purchased under agreements to resell	4,500	1,500	3,000
Federal funds sold	952	2,550	(1,598)
Total cash and short-term investments	5,639	5,079	560

Trading securities:
U.S. Treasury obligations	5,059	5,017	42
Total trading securities	5,059	5,017	42

Other investment securities:
AFS securities:
GSE and TVA debentures	4,026	3,927	99
GSE MBS	6,338	4,558	1,780
Total AFS securities	10,364	8,485	1,879

HTM securities:
Other U.S. obligations - guaranteed MBS	2,749	3,060	(311)
GSE MBS	1,523	2,156	(633)
Total HTM securities	4,272	5,216	(944)

Total investment securities	19,695	18,718	977

Total cash and investments, carrying value	$25,334	$23,797	$1,537

Cash and Short-Term Investments. The total balance and composition of our short-term investments outstanding are influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at September 30, 2020 totaled $5.6 billion, an increase of $560 million, or 11%, from December 31, 2019. Cash and short-term investments as a percent of total assets at September 30, 2020 and December 31, 2019 totaled 8%.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities at September 30, 2020 totaled $5.1 billion, an increase of $42 million, or 1%, from December 31, 2019.

As a result, the liquidity portfolio at September 30, 2020 totaled $10.7 billion, an increase of $602 million, or 6%, from December 31, 2019. Cash and short-term investments represented 53% of the liquidity portfolio at September 30, 2020, while U.S. Treasury securities represented 47%.

Other Investment Securities. AFS securities at September 30, 2020 totaled $10.4 billion, a net increase of $1.9 billion, or 22%, from December 31, 2019. The increase resulted primarily from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

Net unrealized gains on AFS securities at September 30, 2020 totaled $97 million, a net increase of $7 million compared to December 31, 2019, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2020 totaled $4.3 billion, a net decrease of $944 million, or 18%, from December 31, 2019. The Bank purchased three HTM securities during the nine months ended September 30, 2020.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2020		December 31, 2019
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$5,059	100%	$5,017	100%

Total trading securities	$5,059	100%	$5,017	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$3,985	39%	$3,885	46%
Total MBS fixed-rate	6,282	61%	4,510	54%

Total AFS securities	$10,267	100%	$8,395	100%

HTM Securities:
MBS:
Fixed-rate	$302	7%	$760	15%
Variable-rate	3,970	93%	4,456	85%
Total MBS	4,272	100%	5,216	100%

Total HTM securities	$4,272	100%	$5,216	100%

Total AFS and HTM securities:
Total fixed-rate	$10,569	73%	$9,155	67%
Total variable-rate	3,970	27%	4,456	33%

Total AFS and HTM securities	$14,539	100%	$13,611	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2020 changed slightly from December 31, 2019, primarily due to purchases of fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at September 30, 2020 were $62.9 billion, a net decrease of $1.4 billion, or 2%, from December 31, 2019, substantially due to an decrease in consolidated obligations.

Deposits (Liabilities). Total deposits at September 30, 2020 were $1.3 billion, a net increase of $339 million, or 35%, from December 31, 2019. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at September 30, 2020 totaled $60.6 billion, a net decrease of $1.8 billion, or 3%, from December 31, 2019. Such decrease reflected the decrease in the Bank's assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2020		December 31, 2019
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$19,466	32%	$17,713	28%
CO bonds	28,157	47%	23,405	38%
Total due in 1 year or less	47,623	79%	41,118	66%
Long-term CO bonds	12,891	21%	21,258	34%

Total consolidated obligations	$60,514	100%	$62,376	100%

The percentage of consolidated obligations due in 1 year or less increased from 66% at December 31, 2019 to 79% at September 30, 2020 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

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

Hedged Item	September 30, 2020	December 31, 2019
Advances	$18,696	$17,113
Investments	15,138	13,917
Mortgage loans	523	991
CO bonds	13,074	17,031
Discount notes	2,150	1,350

Total notional	$49,581	$50,402

The decrease in the total notional amount during the nine months ended September 30, 2020 of $821 million, or 2%, was primarily due to a decrease in derivatives hedging CO bonds, driven by the decrease in CO bonds outstanding.

The following table presents the net cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

September 30, 2020	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$796	$734	$(32)	$1,498
Estimated fair value of associated derivatives, net	(791)	(751)	31	(1,511)

Net cumulative fair-value hedging basis adjustments	$5	$(17)	$(1)	$(13)

Total Capital. Total capital at September 30, 2020 was $3.4 billion, a net increase of $265 million, or 8%, from December 31, 2019, substantially due to proceeds from the issuance of capital stock.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2020	December 31, 2019
Capital stock	65%	63%
Retained earnings	33%	35%
AOCI	2%	2%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at September 30, 2020 compared to December 31, 2019 were substantially due to a high level of capital stock issued and outstanding.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2020	December 31, 2019
Total GAAP capital	$3,422	$3,157
Exclude: AOCI	(74)	(68)
Add: MRCS	262	323
Total regulatory capital	$3,610	$3,412

Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments totaled $5.6 billion at September 30, 2020. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at September 30, 2020 totaled $5.1 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at September 30, 2020 totaled $10.7 billion or 16% of total assets.

During the nine months ended September 30, 2020, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $275.6 billion.

In 2018, the Finance Agency issued Advisory Bulletin 2018-07 that communicates the Finance Agency's expectations with respect to the maintenance of sufficient liquidity. The Bank has fully implemented such liquidity guidance on a timely basis. After December 31, 2019, the standard increased from 10 to 20 calendar days of liquidity sufficient to cover a temporary inability to issue consolidated obligations. In May 2020, however, as a result of continuing market conditions, the Finance Agency indicated that an FHLBank would be considered to have adequate reserves of liquid assets if, by August 31, 2020, it maintains 15 days of positive liquidity and, by December 31, 2020, it maintains 20 days of positive liquidity. This guidance updated the March 2020 guidance on temporary relaxation of liquidity expectations. Our liquidity exceeded the 20-day standard at September 30, 2020. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

New or revised regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. Net cash used in operating activities for the nine months ended September 30, 2020 was $407 million, compared to net cash used in operating activities for the nine months ended September 30, 2019 of $215 million. The net increase in cash used of $192 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our capital stock and MRCS outstanding ($ amounts in millions).

	September 30, 2020		December 31, 2019
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,105	44%	$955	42%
Credit unions	298	12%	277	12%
Total depository institutions	1,403	56%	1,232	54%
Insurance companies	821	33%	742	32%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,224	89%	1,974	86%

MRCS:
Captive insurance companies	62	3%	136	6%
Former members (1)	200	8%	187	8%

Total MRCS	262	11%	323	14%

Total regulatory capital stock	$2,486	100%	$2,297	100%

(1)    Balances, at both September 30, 2020 and December 31, 2019, include less than $1 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

On August 26, 2020, our board of directors approved the involuntary termination of a captive insurance company member that had repaid all outstanding advances and directed the repurchase of all of that member's Class B stock. This stock, totaling $18.3 million, was repurchased on August 28, 2020.

We amended and restated our capital plan effective September 26, 2020. For more information, see Notes to Financial Statements - Note 9 - Capital.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	September 30, 2020	December 31, 2019
Member capital stock not subject to outstanding redemption requests	$661	$441
Member capital stock subject to outstanding redemption requests	—	1
MRCS	225	175

Total excess capital stock	$886	$617

Excess stock as a percentage of regulatory capital stock	36%	27%

The increase in excess stock during the nine months ended September 30, 2020 resulted from advance activity.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our total excess stock at September 30, 2020 was 1.34% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members.

Under the amended capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at September 30, 2020 was 5.44%, the only month end since the effectiveness of the amended capital plan. Excess stock shall be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to the specific ratio which was initially used to calculate the repurchase obligation.

Capital Distributions. Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

On October 28, 2020, our board of directors declared its third quarter 2020 dividends for the period ended September 25, 2020 on Class B-1 and Class B-2 capital stock at annualized rates of 3.00% and 2.40%, respectively.

As a result of implementing the amended capital plan effective September 26, 2020, the board of directors also declared dividends for the remaining five-day period of the quarter on Class B-2 activity-based stock at an annualized rate of 3.00% and Class B-1 non-activity-based stock at an annualized rate of 3.00%. Given the short period of time that the amended capital plan was in effect during the quarter, the Board declared the same rate on the Class B-1 stock as on the Class B-2 stock.

The prior capital plan required that dividends on Class B-2 stock be calculated as 80% of the dividends declared on Class B-1 stock, while the amended capital plan permits the dividends on Class B-2 (activity-based) stock to be equal to or greater than the dividends on Class B-1 (non-activity-based) stock.

The dividends were paid in cash on October 29, 2020.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2020 and December 31, 2019 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2020	December 31, 2019
Credit risk	$167	$294
Market risk	278	198
Operations risk	134	147

Total risk-based capital requirement	$579	$639

Permanent capital	$3,610	$3,412

The decrease in the total risk-based capital requirement was driven by a decrease in the credit risk component, primarily for mortgage loans held for portfolio, based on changes in the requirements outlined in the Finance Agency Final Rule on FHLBank Capital Requirements, which took effect January 1, 2020. This decrease was partially offset by an increase in market risk capital components due to changes in the market environment, including interest rates, spreads, and volatility, and changes in balance sheet composition. Our permanent capital at September 30, 2020 remained well in excess of our total risk-based capital requirement.

In August 2019, the Finance Agency issued Advisory Bulletin 2019-03 requiring that, beginning in February 2020, we maintain a ratio of total regulatory capital stock to total assets, measured on a daily average basis at month end, of at least two percent. At September 30, 2020, our ratio exceeded this requirement.

Off-Balance Sheet Arrangements

At September 30, 2020, principal previously paid in full by our MPP servicers totaling less than $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for credit losses. For more information, see Notes to Financial Statements - Note 7 - Allowance for Credit Losses in our 2019 Form 10-K.

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

Federal Reserve Lending Facilities. The Federal Reserve announced on July 28, 2020 that its lending facilities scheduled to expire on or around September 30, 2020 would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.

•Additional federal unemployment funds expired on July 31, 2020.
•Statutory eviction freeze for federally-backed properties expired on July 25, 2020.
•Foreclosure moratorium on federally-backed properties was extended by the Finance Agency on August 27, 2020 to last until at least December 31, 2020.

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

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the CFTC issued a final rule and a proposed rule to amend the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC ("CFTC Margin Rules") which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

On September 22, 2020, the CFTC issued a proposed rule to amend the CFTC Margin Rules which would permit, among other changes, covered swap entities to maintain separate minimum transfer amounts ("MTA") for initial and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. Separately, on September 23, 2020, the CFTC issued a proposed rule to address concerns by covered entities related to determining initial margin compliance across different regulators and jurisdictions. The CFTC’s proposed rule would, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the existing requirement which requires the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange initial margin based on the AANA totals as of September 1 of the current year. The proposed change aligns with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commission.

We do not expect these final rules or the CFTC proposed rules, if adopted as proposed, to have a material adverse effect on our financial condition or results of operations.

ISDA Interbank Offered Rate ("IBOR") Fallbacks Protocol. On October 23, 2020, the International Swaps and Derivatives Association, Inc. ("ISDA"), launched the Supplement to the 2006 ISDA Definitions ("Supplement") and the ISDA 2020 IBOR Fallbacks Protocol ("Protocol"). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including US Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR's cessation. Both an FHLBank and its relevant counterparty must have adhered to the Protocol to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol on October 23, 2020, and will work with counterparties, as necessary, to address its over-the-counter derivative agreements referencing US Dollar LIBOR as a part of its LIBOR transition efforts.

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

Advances and Other Credit Products. New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 are subject to certain regulatory restrictions relating to maturity dates and cannot exceed 40% of the member's total assets. As of September 30, 2020, no such captive insurance company member's total balance of credit products exceeded the percentage limit. We may impose additional restrictions on extensions of credit to our members, including captive insurance companies, at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2020, our top borrower held 10% of total advances outstanding, at par, and our top five borrowers held 38% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

September 30, 2020	A	Total
Domestic	$143	$143
Australia	865	865
Total unsecured credit exposure	$1,008	$1,008

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At September 30, 2020, these investments totaled 277% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
September 30, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$56	$—	$—	$56
Securities purchased under agreements to resell	—	4,500	—	—	—	4,500
Federal funds sold	—	—	952	—	—	952
Total short-term investments	—	4,500	1,008	—	—	5,508

Trading securities:
U.S. Treasury obligations	—	5,059	—	—	—	5,059
Total trading securities	—	5,059	—	—	—	5,059

Other investment securities:
GSE and TVA debentures	—	4,026	—	—	—	4,026
GSE MBS	—	7,861	—	—	—	7,861
Other U.S. obligations - guaranteed RMBS	—	2,749	—	—	—	2,749
Total other investment securities	—	14,636	—	—	—	14,636

Total investments, carrying value	$—	$24,195	$1,008	$—	$—	$25,203

Percentage of total	—%	96%	4%	—%	—%	100%

December 31, 2019
Short-term investments:
Interest-bearing deposits	$—	$—	$809	$—	$—	$809
Securities purchased under agreements to resell	—	1,500	—	—	—	1,500
Federal funds sold	—	1,090	1,460	—	—	2,550
Total short-term investments	—	2,590	2,269	—	—	4,859

Trading securities:
U.S. Treasury obligations	—	5,017	—	—	—	5,017
Total trading securities	—	5,017	—	—	—	5,017

Other investment securities:
GSE and TVA debentures	—	3,927	—	—	—	3,927
GSE MBS	—	6,714	—	—	—	6,714
Other U.S. obligations - guaranteed RMBS	—	3,060	—	—	—	3,060
Total other investment securities	—	13,701	—	—	—	13,701

Total investments, carrying value	$—	$21,308	$2,269	$—	$—	$23,577

Percentage of total	—%	90%	10%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended September 30, 2020
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$6	$191	$197
Additions	—	5	5
Claims paid	—	—	—
Distributions to PFIs	(1)	—	(1)
Liability, end of period	$5	$196	$201

	Nine Months Ended September 30, 2020
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$7	$180	$187
Additions	—	17	17
Claims paid	—	—	—
Distributions to PFIs	(2)	(1)	(3)
Liability, end of period	$5	$196	$201

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P or Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

September 30, 2020	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$233	$—	$—	$—
Cleared derivatives (1)	32,694	19	278	297
Liability positions with credit exposure
Uncleared derivatives - A	13,483	(920)	939	19
Uncleared derivatives - BBB	580	(9)	11	2
Cleared derivatives (1)	1,911	—	2	2
Total derivative positions with credit exposure to non-member counterparties	48,901	(910)	1,230	320
Total derivative positions with credit exposure to member institutions (2)	125	—	—	—
Subtotal - derivative positions with credit exposure	49,026	$(910)	$1,230	$320
Derivative positions without credit exposure	555

Total derivative positions	$49,581

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

We continue to implement our transition plan that has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. The key components of our LIBOR replacement plan are: exposure, fallback language, information technology systems preparation, and balance sheet strategy. We have evaluated our current exposure to LIBOR including completing an inventory of all financial instruments impacted and identifying financial instruments and contracts that may require adding or adjusting fallback language. We have assessed our operational readiness including potential effects on core Bank systems and replacing LIBOR references in policies and procedures. From a balance-sheet management perspective, we participate in the issuance of SOFR-indexed debt. In addition, in accordance with the Supervisory Letter issued by the Finance Agency to the FHLBanks on September 27, 2019, we have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. We have also ceased the issuance of LIBOR-indexed debt with maturities beyond 2021. Further, beginning March 31, 2020, we have ceased entering into transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. Beginning June 30, 2020, we are no longer authorized to enter into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

We have revised our members' collateral reporting requirements to distinguish LIBOR-linked collateral that matures after December 31, 2021. Finally, we have implemented OIS as an alternative interest rate hedging strategy for certain financial instruments.

The following table presents our LIBOR-rate indexed financial instruments outstanding at September 30, 2020 and December 31, 2019 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
September 30, 2020	2020	2021	2022 and thereafter	Total
Assets:
Advances, par value (1)	$—	$175	$3,600	$3,775
Mortgage-backed securities, par value (2)	—	—	3,867	3,867
Total	$—	$175	$7,467	$7,642

Interest-rate swaps - receive leg, notional:
Cleared	$1,916	$2,162	$6,988	$11,066
Uncleared	10	117	11,521	11,648
Total	$1,926	$2,279	$18,509	$22,714

Liabilities:
CO bonds, par value (2)	$3,075	$6,450	$—	$9,525

Interest-rate swaps - pay leg, notional:
Cleared	$3,572	$9,344	$434	$13,350
Uncleared	80	1,030	264	1,374
Total	$3,652	$10,374	$698	$14,724

Other derivatives, notional:
Interest-rate caps held	$—	$—	$626	$626

December 31, 2019
Assets:
Advances, par value (1)	$178	$311	$3,841	$4,330
Mortgage-backed securities, par value (2)	12	—	4,437	4,449
Total	$190	$311	$8,278	$8,779

Interest-rate swaps - receive leg, notional:
Cleared	$4,364	$1,871	$7,087	$13,322
Uncleared	279	117	10,814	11,210
Total	$4,643	$1,988	$17,901	$24,532

Liabilities:
CO bonds, par value (2)	$10,235	$1,050	$—	$11,285

Interest-rate swaps - pay leg, notional:
Cleared	$4,520	$849	$234	$5,603
Uncleared	2,737	2,445	6,248	11,430
Total	$7,257	$3,294	$6,482	$17,033

Other derivatives, notional:
Interest-rate caps held	$43	$—	$626	$669

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

Market Risk-Based Capital Requirement. When calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the potential dollar loss from adverse market movements, for a holding period of 120 business days based on those adverse historical prices and market rates. As of September 30, 2020, VaR is reported as the average of the five worst scenarios. As of December 31, 2019, VaR is reported at the 99th percent confidence interval. The table below presents the VaR ($ amounts in millions).

Date	VaR
September 30, 2020	$278
December 31, 2019	198

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

September 30, 2020	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,685	$3,696	$3,623	$3,601	$3,535
Percent change in MVE from base	1.7%	2.0%	0%	(0.6)%	(2.4)%
MVE/Book value of equity	100.0%	100.3%	98.4%	97.7%	96.0%
Duration of equity (2)	(0.1)	0.3	1.6	1.3	2.2

December 31, 2019
MVE	$3,353	$3,285	$3,237	$3,175	$3,171
Percent change in MVE from base	3.6%	1.5%	0%	(1.9)%	(2.0)%
MVE/Book value of equity	96.4%	94.4%	93.0%	91.2%	91.1%
Duration of equity (2)	2.0	0.5	2.4	0.5	0.5

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

Duration Gap. The base case duration gap was 0.05% and 0.08% at September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

The pandemic caused by the outbreak of COVID-19 and governmental and public actions taken in response, such as shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns, have reduced and may in the future significantly reduce economic activity and have created substantial uncertainty about the future economic environment. In addition, the pandemic and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatility. There are no comparable recent events that provide guidance as to the effects that the COVID-19 pandemic and government actions may have. The ultimate effects of the outbreak, including the duration, speed and severity of the pandemic, the depth of the economic downturn and the timing and shape of the economic recovery, continue to evolve and are highly uncertain and difficult to predict. These circumstances could heighten many of the risks we face, as described in the "Risk Factors" section of our 2019 Form 10-K, and could adversely affect our business, financial condition, results of operations, ability to pay dividends and redeem or repurchase capital stock.

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from the COVID-19 pandemic will lead to increased credit risk exposure (and possible increased risk of credit losses for us), in particular due to declines in the value of our assets or collateral securing our advances, due to member financial difficulties or failures, or from one or more members facing both circumstances together. Many businesses in our district and across the U.S. have been, and may in the future be, required by government orders to suspend or substantially curtail operations from time to time or for an indefinite time in an attempt to slow the spread of COVID-19, resulting in widespread employee layoffs and a dramatic increase in unemployment insurance claims. In turn, higher loan delinquencies stemming from rising unemployment, as well as the effects of mortgage forbearance and other debt relief, could reduce the fair value of our mortgage assets and mortgage-related collateral, and increase the Bank's exposure to credit losses in our MPP portfolio. Further, significant borrower defaults on loans made by our member institutions could occur as a result of the economic downturn, and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Moreover, this significant slowdown in economic activity could reduce demand for our members’ products and services, which could negatively impact our members’ demand for our products and services.

The disruptions to interest rates, credit spreads and the availability of funds in the capital markets in connection with the COVID-19 pandemic have also adversely affected, and may continue to adversely affect, our access to funding, as well as the valuation of and the market and book yields on our assets. Our cost of funding may similarly be adversely affected. The FRB’s policies directly and indirectly influence the yield on our interest-bearing assets and the cost of our interest-bearing liabilities. In response to the COVID-19 pandemic, the FOMC lowered the target range for federal funds from 1.50% to 1.75% to a target range of 0.00% to 0.25%. The FRB additionally increased their purchases of US Treasuries and agency MBS, thereby lowering agency MBS yields and increasing GSE purchase prices for conforming mortgages. The outlook for the remainder of 2020 is uncertain, and FOMC may maintain current low interest rates environment, and it may set negative interest rates if economic conditions warrant. These factors are beyond our control and, coupled with variability in our members’ demands for advances, have challenged and may continue to challenge our ability to manage our assets and liabilities (including the pricing of advances) and could adversely affect our profitability and liquidity.

In addition, the shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns or limitations as a result of the COVID-19 pandemic have led to substantial changes in normal business practices, such as the implementation of work-from-home arrangements, for us as well as for many of our members, dealers, and other third-party service providers. These changes in business practices have resulted in significant operational challenges, including heightened risks of operational errors, disruptions, failures and cybersecurity breaches, which could adversely affect our ability, and that of our members, counterparties and third-party vendors, to conduct and manage our respective businesses. Currently, most of our employees are working remotely. At this time, we cannot predict when our full employee base will return to work in our offices. In addition, some or all of our employees, management or board of directors could contract COVID-19, which, depending on the number and severity of such cases, could similarly affect our ability to conduct our business.

For more information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Legislative and Regulatory Developments.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1*
Organization Certificate of the Federal Home Loan Bank of Indianapolis, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

3.2*
Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective June 28, 2019, incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on August 12, 2019

4.1*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective February 10, 2020 through September 25, 2020, incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2020

4.2*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 26, 2020, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 17, 2020

10.1*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.2*
Supplemental Executive Thrift Plan, as Amended and Restated Effective as of January 1, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 26, 2020.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2020	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 10, 2020	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

November 10, 2020	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer