Form 10-K
period 2020-12-31
Federal Home Loan Bank of Indianapolis
filed 2021-03-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2020, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.5 billion. At February 28, 2021, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 24,441,185 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

DEFINED TERMS

2005 SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, as amended
ABS: Asset-Backed Securities
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
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
COVID-19: Coronavirus Disease 2019
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Collectively, the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, in effect through October 1, 2020 and the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, commencing October 2, 2020
DDCP: Directors' Deferred Compensation Plan
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
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
FOMC: Federal Open Market Committee
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Exchange Act
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Exchange Act
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
Freddie Mac: Federal Home Loan Mortgage Corporation
Frozen SERP: Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan, frozen effective December 31, 2004
GAAP: Generally Accepted Accounting Principles in the United States of America
Ginnie Mae: Government National Mortgage Association
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
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Collectively, the 2005 SERP and the Frozen SERP
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated
SMI: Supplemental Mortgage Insurance
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
•volatility of market prices, interest rates, and indices or the availability of suitable interest rate indices, or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those determined by the Federal Reserve and the FDIC, or a decline in liquidity in the financial markets, that could affect the value of investments, or collateral we hold as security for the obligations of our members and counterparties;
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

Background Information

The Federal Home Loan Bank of Indianapolis is a regional wholesale bank that serves its member financial institutions in Michigan and Indiana. We are one of 11 regional FHLBanks across the United States, which, along with the Office of Finance, compose the FHLBank System established in 1932. Each FHLBank is a federal instrumentality of the United States of America that is privately capitalized and funded, receives no Congressional appropriations, and operates as an independent entity with its own board of directors, management, and employees.

Our mission is to provide reliable and readily available liquidity to our member institutions to support housing finance and community investment. Our advance and mortgage purchase programs provide funding to assist members with asset/liability management, interest-rate risk management, mortgage pipelines, and other liquidity needs. In addition to funding, we provide various correspondent services, such as securities safekeeping and wire transfers. We also help to meet the economic and housing needs of communities and families through grants and low-cost advances that help support affordable housing and economic development initiatives.

We are wholly owned by our member institutions. All federally insured depository institutions (including commercial banks, savings associations and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, certain non-federally insured credit unions, and non-captive insurance companies are eligible to become members of our Bank if they have a principal place of business, or are domiciled, in our district states of Michigan or Indiana. Applicants for membership must meet specific requirements that demonstrate that they are engaged in residential housing finance.

All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for former members or their legal successors holding stock during their stock redemption period. Our capital stock is not publicly traded; it is purchased by members from us and redeemed or repurchased by us at the stated par value. With our written approval, a member may transfer any of its excess capital stock in our Bank to another member at par value. For additional information regarding our capital plan, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As a financial cooperative, our members are also our primary customers. We are generally limited to making advances to and purchasing mortgage loans from members. We do not lend directly to or purchase mortgage loans directly from the general public.
Our principal funding source is the proceeds from the sale to the public of FHLBank debt instruments, known as consolidated obligations, which consist of CO bonds and discount notes. The Office of Finance was established as a joint office of the FHLBanks to facilitate the issuance and servicing of consolidated obligations. The United States government does not guarantee, directly or indirectly, our consolidated obligations, which are the joint and several obligations of all FHLBanks.

Each FHLBank was organized under the authority of the Bank Act as a GSE, which is an entity that combines elements of private capital, public sponsorship, and public policy. The public sponsorship and public policy attributes of the FHLBanks include:

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

These operating segments are (i) traditional, which consists of credit products, investments, and correspondent services and deposits; and (ii) mortgage loans, which consist substantially of mortgage loans purchased from our members through our MPP. The revenues, profit or loss, and total assets for each segment are disclosed in Notes to Financial Statements - Note 15 - Segment Information.

Traditional.

Credit Products. We offer our members a wide variety of credit products, including advances, standby letters of credit, and lines of credit. We approve member credit requests based on our assessment of the member's creditworthiness and financial condition, as well as its collateral position. All credit products must be fully collateralized by a member's pledge of eligible assets.

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
•a competitively-priced alternative source of funds, especially with respect to smaller members with less-diverse funding sources; and
•at-cost funding to help support affordable housing and economic development initiatives.

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
•Adjustable-rate Advances, which are sometimes called "floaters," reprice periodically based on a variety of indices, including LIBOR, SOFR and the FHLBanks cost of funds index. While LIBOR-indexed floaters are the most common type of adjustable-rate advances we have outstanding to our members, we no longer offer new LIBOR-indexed adjustable-rate advances. Prepayment terms are agreed to before the advance is extended. Most frequently, no prepayment fees are required if a member prepays an adjustable-rate advance on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity;
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

December 31, 2020	Advances Outstanding	% of Total
Flagstar Bank, FSB	$4,615	15%
The Lincoln National Life Insurance Company	3,130	10%
Old National Bank	1,999	7%
Jackson National Life Insurance Company	1,931	6%
American United Life Insurance Company	1,702	6%
Subtotal - largest borrowers	13,377	44%
Next five largest borrowers	5,641	18%
Others	11,673	38%
Total advances, par value	$30,691	100%

December 31, 2019	Advances Outstanding	% of Total
Flagstar Bank, FSB	$4,345	13%
The Lincoln National Life Insurance Company	3,580	11%
Jackson National Life Insurance Company	2,281	7%
Old National Bank	1,801	6%
IAS Services LLC	1,650	5%
Subtotal - largest borrowers	13,657	42%
Next five largest borrowers	5,967	18%
Others	12,648	40%
Total advances, par value	$32,272	100%

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

For the years ended December 31, 2020, 2019, and 2018, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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

Collateral Status Categories. We take collateral under a blanket, specific listings or possession status depending on the credit quality of the borrower, the type of institution, and our lien position on assets owned by the member (i.e., blanket, specific, or partially subordinated). The blanket status is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under the specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type, FICO® scores, etc. Members under possession status are required to place the collateral in possession with our Bank or an approved third-party custodian in amounts sufficient to secure all outstanding obligations.

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

Collateral Review and Monitoring. We verify collateral balances by performing periodic, collateral audits on our borrowers, which allows us to verify loan pledge eligibility, credit strength and documentation quality, as well as adherence to our Anti-Predatory Lending Policy, our Subprime and Nontraditional Residential Mortgage Policy, and other collateral policies. In addition, collateral audit findings are used to adjust over-collateralization amounts to mitigate credit risk and collateral liquidity concerns.

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

Our short-term investments are placed with large, high-quality financial institutions with investment-grade long-term credit ratings, and ensure the availability of funds to meet our members' credit needs. Such investments typically include interest-bearing demand deposit accounts, unsecured federal funds sold and securities purchased under agreements to resell, which are secured by United States Treasuries. Each may be purchased with either overnight or term maturities, or in the case of demand deposit accounts, redeemed at any time during business hours. In the aggregate, the FHLBanks may represent a significant percentage of the federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.

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

Finance Agency regulation further provides that the total book value of our investments in MBS and ABS must not exceed 300% of our total regulatory capital, consisting of Class B stock, Class A stock, if any, retained earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If the outstanding balances of our investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding balances were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit.

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

Mortgage Loans. Mortgage loans held for portfolio consist substantially of residential mortgage loans purchased from our members through our MPP. Participating interests were purchased in 2012-2014 from the FHLBank of Topeka in residential mortgage loans that were originated by certain of its members under the MPF Program. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. These programs are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

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

Mortgage Loan Concentration. During 2020, our top-selling PFI sold us mortgage loans totaling $138 million, or 7% of the total mortgage loans purchased by the Bank in 2020. Our five top-selling PFIs sold us 27%. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2020, 2019, and 2018, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our MPP portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The median original size of each mortgage loan outstanding was approximately $157 thousand at December 31, 2020.

Credit Enhancement. FHA mortgage loans are backed by insurance provided by the United States government and, therefore, no additional credit enhancements (such as an LRA or SMI) are required.

For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using a credit risk model. The model is used to evaluate each MCC or pool of MCCs to ensure the LRA percentage as credit enhancement is sufficient. The model evaluates the characteristics of the loans the PFIs actually delivered for the likelihood of timely payment of principal and interest. The model's results are based on numerous standard borrower and loan attributes, such as the LTV ratio and borrower's credit score, as well as housing market factors, such as the Home Price Index and zip code. Based on the credit assessment, we are required to hold risk-based capital to help mitigate the potential credit risk in accordance with the Finance Agency regulations.

Our original MPP, which we ceased offering for conventional loans in 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on a NRSRO model in compliance with Finance Agency regulations. In 2010, we began offering Advantage MPP for new conventional MPP loans, which utilizes an enhanced fixed LRA for additional credit enhancement, resulting in an implied credit rating of at least investment grade, consistent with Finance Agency regulations, instead of utilizing coverage from an SMI provider. The only substantive difference between the two programs is the credit enhancement structure. For both the original MPP and Advantage MPP, the funds in the LRA are established in an amount sufficient to cover expected losses in excess of the borrower's equity and PMI, if any, and used to pay losses on a pool basis.

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

Housing Goals. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. The Finance Agency issued a final FHLBank Housing Goals rule in 2020. The rule establishes two goals for any FHLBank that acquires mortgages in an AMA program during a year: (i) a prospective target of 20% of the number of an FHLBank’s total AMA mortgage purchases for its purchases of mortgage loans to very low-income families, low-income families, or families in low-income areas; and (ii) a separate small-member participation housing goal with a target level of 50% of an FHLBank’s total AMA users. The rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of these goals. If we fail to meet one or both goals, we may be required to submit a housing plan to the Finance Agency. The rule took effect August 24, 2020, and enforcement will phase in through December 31, 2023. During the phase-in period, the Finance Agency will monitor and report our housing goals performance, but will not impose a housing plan remedy if the Bank fails to meet either or both of the housing goal target levels.

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

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 4 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed or adjustable rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including LIBOR, EFFR, United States Treasury Bill, Constant Maturity Swap, Prime Rate, SOFR, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

Affordable Housing Programs, Community Investment and Small Business Grants

Each FHLBank is required to set aside 10% of its annual net earnings before interest expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2020 or 2019, are also part of this program.
•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;
◦Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;
◦Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability; and
◦Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was most recently approved by the board of directors and activated to assist homeowners impacted by significant flooding in several Michigan counties.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program ("CIP"), we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2020 and 2019, we had $753 million and $831 million, respectively, of outstanding principal on CIP-related advances.

In 2018, the Bank began offering small business grants under its new Elevate program, which are designed to support the growth and development of small businesses in Michigan and Indiana by providing funding for capital expenditures, workforce training, or other business-related needs. The total amounts awarded in 2020, 2019 and 2018 were $503,171, $391,751 and $255,595, respectively.

Community Mentors is a community engagement and economic development leadership program which includes a workshop and accompanying implementation grant. In 2020, the Bank began offering a $10 thousand grant to one Indiana and one Michigan community participating in the Community Mentors program.

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing and funding activities and to achieve our risk management objectives. Finance Agency regulations and our risk management policies establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are only permitted to execute derivative transactions to manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities they want to purchase and the preferences of member institutions for the types of advances they want to hold and the types of mortgage loans they want to sell. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges.

Supervision and Regulation

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position, strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Form 10-K, such regulations can have a significant effect on key drivers of our results of operations.

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

The Finance Agency is headed by a Director, who is appointed to a five-year term by the President of the United States, with the advice and consent of the Senate. The Director appoints a Deputy Director for the Division of Enterprise Regulation, a Deputy Director for the Division of FHLBank Regulation, and a Deputy Director for Housing Mission and Goals, who oversees the housing mission and goals of Fannie Mae and Freddie Mac, as well as the housing finance and community and economic development mission of the FHLBanks. HERA also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and HUD, the Chair of the SEC, and the Finance Agency Director. The Federal Housing Finance Oversight Board functions as an advisory body to the Finance Agency Director. The Finance Agency's operating expenses are funded by assessments on the FHLBanks, Fannie Mae and Freddie Mac. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly information on our financial condition and results of operations, the Finance Agency conducts annual examinations and performs periodic reviews in order to assess our safety and soundness.

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

Federal Securities Laws. Our shares of Class B stock are registered with the SEC under the Exchange Act, and we are generally subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act, with certain exceptions. Our amended capital plan authorizes us to also issue Class A stock, but we have not issued any such stock. We are not subject to the registration provisions of the Securities Act. We have been, and continue to be, subject to all relevant liability provisions of the Securities Act and the Exchange Act.

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

Membership

Our membership territory is comprised of the states of Michigan and Indiana. In 2020, 3 new members were added and 17 members were merged or consolidated, for a net reduction of 14 members.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2020	% of Total	December 31, 2019	% of Total
Commercial banks and savings associations	176	49%	187	50%
Credit unions	129	36%	129	35%
Insurance companies	50	14%	53	14%
CDFIs	4	1%	4	1%
Total member institutions	359	100%	373	100%

In light of the requirement under the Final Membership Rule for the memberships of captive insurance companies to be terminated no later than February 19, 2021, the membership of one captive insurer was terminated in 2020 and all of its advances outstanding were repaid. In addition, another captive insurer whose membership was also required to be terminated by February 19, 2021 repaid a significant amount of outstanding advances during 2020.

There was no other significant impact on our business as a result of the reduction in membership.

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

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of the Bank’s strategic business objectives. In managing the Bank’s human capital, the Bank focuses on its workforce profile and the various associated programs and philosophies.

Workforce Profile.

The Bank’s workforce is substantially comprised of corporate office-based employees, with the Bank’s principal operations in one location. As of December 31, 2020, the Bank had 259 full-time and 3 part-time employees, of which 61% were male and 39% were female, while 77% were non-minority and 23% were minority.

The Bank’s workforce historically has included a large number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement talent with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas, continuous improvement, and the Bank’s goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of the Bank’s employees was 8.6 years. There are no collective bargaining agreements with the Bank’s employees.

Total Rewards.

The Bank seeks to attract, develop and retain talented employees to achieve its strategic business objectives, enhance business performance and provide a reasonable risk-return balance for our cooperative members, both as users of our products and as shareholders, tailored to our status and risk appetite as a housing GSE. The Bank recognizes and rewards performance through a combination of total rewards and development opportunities, including the following:

•Cash compensation
◦Competitive salary; and
◦Incentive opportunities;
•Benefits and perquisites
◦Medical, dental, and vision insurance;
◦Wellness incentive credit opportunities to reduce the net cost of medical insurance to qualifying participants;
◦Life, long-term disability, and other insurance coverages;
◦401(k) retirement savings plans for which the Bank matches certain contributions; and
◦Pension benefits for employees hired before February 1, 2010;
•Wellness programs
◦Employee assistance program;
◦Health coaching;
◦Interactive education sessions; and
◦An online portal to inspire fitness and health goals;
•Employee engagement
◦Employee resource groups; and
◦Cultural and inclusion initiatives;
•Work/Life balance
◦100% paid salary continuation for short-term disability, parental and military leave, bereavement, jury duty, and certain court appearances; and
◦Remote working options;
•Time away from work
◦Vacation, illness, personal, holiday, and certain volunteer opportunities;
•Development
◦Training focused on leadership development, employee engagement, and skill enhancement;
◦Educational assistance programs and student loan repayment assistance;
◦Internal educational and development opportunities; and
◦Fee reimbursement for external educational and development programs;
•Management succession planning. The Bank’s board and leadership actively engage in succession planning, with a defined plan for our President-CEO, Executive Vice Presidents, and Senior Vice Presidents.

The Bank’s performance management framework includes establishing individual performance goals tailored to reflect business and development objectives while also reflecting our Bank’s Guiding Principles for its corporate culture, mid-year performance check-ins, and annual performance reviews. Overall annual ratings are calibrated and salary adjustments are differentiated for the Bank’s highest performers.

The Bank is committed to the health, safety and wellness of its employees. In response to the COVID-19 pandemic, the Bank has implemented significant operating environment changes, safety protocols and procedures that it determined were in the best interest of the Bank’s employees and members, and which comply with government regulations. In addition, nearly all of the Bank’s employees work remotely to support safety protocols.

Diversity, Equity, and Inclusion Program.

Our Diversity, Equity, and Inclusion program is a strategic business priority for the Bank. The Bank’s Senior Vice President – Chief Human Resources and Diversity, Equity, & Inclusion Officer is a member of our executive management team, reports directly to our President-CEO, and serves as a liaison to the Board of Directors. The Bank recognizes that diversity increases capacity for innovation and creativity, that equity recognizes the essential contributions of all Bank employees, and that inclusion allows the Bank to leverage the unique perspectives of all employees and strengthens the Bank’s retention efforts. The Bank evaluates inclusive behaviors as part of the Bank’s annual performance management process. The Bank's commitment is demonstrated through the development and execution of a three-year Diversity, Equity, and Inclusion Strategic Plan ("DEI Strategic Plan"). The DEI Strategic Plan focuses on Workforce, Workplace, Community, Supplier Diversity, and Capital Markets and includes quantifiable metrics to measure the program's success, which are reported regularly to senior management and the Board of Directors. The Bank considers learning an important component of its DEI Strategic Plan, so it offers a range of opportunities for its employees to connect and grow personally and professionally through its Diversity, Equity, and Inclusion Council, cultural awareness events, and employee resource groups.

Available Information

Our Annual, Quarterly and Current Reports on Forms 10-K, 10-Q, and 8-K, are filed with the SEC through the EDGAR filing system. A link to EDGAR is available through our public website at www.fhlbi.com by selecting "News" and then "Investor Relations."

We have a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our principal executive officer, principal financial officer, and principal accounting officer. We additionally have a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council Members, a Code of Conduct and Conflict of Interest Policy for Directors, and a Code of Conduct and Conflict of Interest Policy for Employees and Contractors (collectively, the "Codes of Conduct"). The Code of Ethics and Codes of Conduct are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Our 2021 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com/materials under "Bulletins, Publications, and Presentations."

The written charters adopted by the Board for its Audit, Executive/Governance, and Human Resources Committees are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. These charters were most recently amended by the board of directors as to the Audit Committee on March 19, 2020, as to the Executive/Governance Committee on January 7, 2020, and as to the Human Resources Committee on January 22, 2021.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2021 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

We have identified the following risk factors that could have a material adverse effect on our Bank. There may be other risks and uncertainties, including those discussed elsewhere in this Form 10-K that are not described in these risk factors.

Business Risk - Economic

The COVID-19 Pandemic and Related Developments Have Created Substantial Economic and Financial Disruptions and Uncertainties As Well As Significant Operational Challenges, Which Could Heighten Many of the Risks We Face and Could Adversely Affect Our Business, Financial Condition, Results of Operations, Ability to Pay Dividends and Redeem or Repurchase Capital Stock.

The pandemic caused by the outbreak of COVID-19 and governmental and public actions taken in response, such as shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns, have reduced and may in the future significantly reduce economic activity and have created substantial uncertainty about the future economic environment. In addition, the pandemic and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatility. There are no comparable recent events that provide guidance as to the effects that the COVID-19 pandemic and government actions may have. The ultimate effects of the pandemic, including its duration, speed and severity, the depth of the economic downturn and the timing and shape of the economic recovery, continue to evolve and are highly uncertain and difficult to predict. Although the economy improved in the second half of 2020, high levels of COVID-19 cases nationwide and new variants of the coronavirus have led to new governmental orders shutting down businesses. These circumstances could heighten many of the risks we face, and could adversely affect our business, financial condition, results of operations, ability to pay dividends and redeem or repurchase capital stock.

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from the COVID-19 pandemic will lead to increased credit risk exposure (and possible increased risk of credit losses for us), in particular due to declines in the fair value of our assets or collateral securing our advances, due to member financial difficulties or failures, or from one or more members facing both circumstances together. Many businesses in our district and across the U.S. have been, and may in the future be, required by government orders to suspend or substantially curtail operations from time to time or for an indefinite time in an attempt to slow the spread of COVID-19, resulting in widespread employee layoffs and a dramatic increase in unemployment insurance claims. In turn, higher loan delinquencies stemming from rising unemployment, as well as the effects of mortgage forbearance and other debt relief, could reduce the fair value of our mortgage assets and mortgage-related collateral, and increase the Bank's exposure to credit losses in our MPP portfolio. Further, significant borrower defaults on loans made by our member institutions could occur as a result of the economic downturn, and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Moreover, this significant slowdown in economic activity could reduce demand for our members’ products and services (other than residential mortgage), which could negatively impact our members’ demand for our products and services.

The disruptions to interest rates, credit spreads and the availability of funds in the capital markets in connection with the COVID-19 pandemic may adversely affect our access to funding as well as the valuation of and the market and book yields on our assets. Federal relief efforts designed to support the residential mortgage finance market have resulted in record-low mortgage rates and reduced member demand for our advances. These factors, coupled with variability in our members’ demands for advances, have challenged and may continue to challenge our ability to effectively manage our assets and liabilities (including the pricing of advances and AMA) and could adversely affect our profitability and liquidity.

In addition, the shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns or limitations as a result of the COVID-19 pandemic have led to substantial changes in normal business practices, such as the implementation of work-from-home arrangements, for us as well as for many of our members, dealers, and other third-party service providers. Operational risk remains elevated due to these arrangements. Currently, most of our employees are working remotely. We have begun to plan for a return to the office, but cannot predict when such return will occur or that it will occur without increased risk to our workforce. In addition, more of our employees, management or board of directors could contract COVID-19, which, depending on the number and severity of such cases, could similarly affect our ability to conduct our business.

We expect the success of ongoing vaccination efforts and further COVID-19 relief legislation to affect pandemic recovery efforts nationwide. Federal, state, and local relief measures could adversely affect our business, financial results, and financial conditions, such as by expanding or extending our obligations to help borrowers, renters or counterparties affected by the pandemic; imposing new or expanded business shut-downs; further increasing alternative sources of liquidity for our members in competition with our products and services; and increased risk of mortgage fraud in our AMA portfolio and member collateral arising from CARES Act and similar borrower forbearance measures. For more information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting and Regulatory Developments – Legislative and Regulatory Developments.

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve through its regulation of the supply of money and credit in the United States. The Federal Reserve's policies either directly or indirectly influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for advances and for our debt. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

Additionally, we are affected by the global economy through member ownership and investments, and through capital markets exposures. Global political, economic, and business uncertainty has led to increased volatility in capital markets and has the potential to drive volatility in the future. On January 31, 2020, the United Kingdom formally withdrew from membership in the European Union (the action commonly referred to as "Brexit"). The full effects of Brexit are not yet known, but it may cause greater global economic and business uncertainty. In addition, a major natural disaster or other catastrophic event, whether caused by climate change or otherwise, health crisis (such as the COVID-19 disease) or pandemic, as well as international responses to such events, could increase economic uncertainties and lead to further global capital market volatility, lower credit availability, and weaker economic growth. Our members, counterparties and vendors could experience similar negative effects. As a result, our business could be exposed to unfavorable market conditions, lower demand for mission-related assets, increased risk of credit losses, lower earnings, or reduced ability to pay dividends or redeem or repurchase capital stock.

The Federal Reserve's policies directly and indirectly influence the yield on our interest-bearing assets and the cost of our interest-bearing liabilities. In response to the COVID-19 pandemic, on March 15, 2020, the FOMC lowered the target range for federal funds from 1.50% to 1.75% to a target range of 0.00% to 0.25%. The Federal Reserve additionally increased its holdings of U.S. Treasuries and Agency MBS, thereby lowering Agency MBS yields and increasing GSE purchase prices for conforming mortgages. The FOMC continues to maintain the current low interest rate environment and could set negative interest rates if economic conditions warrant. The Federal Reserve's continuing substantial participation in both short-term and MBS markets could continue to adversely affect us through lower yields on our investments, higher costs of debt, and disruption of member demand for our products.

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

Our district is comprised of the states of Michigan and Indiana. Increases in unemployment and foreclosure rates or decreases in job or income growth rates in either state could result in less demand for mission-related assets and therefore lower earnings. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Business Environment.

Business Risk - Legislative and Regulatory

Changes in the Legal and Regulatory Environment for FHLBanks, Other Housing GSEs or Our Members May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership.

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

The advisory bulletin has required us to hold an additional amount of liquid assets, which has reduced our ability to invest in higher-yielding assets. In certain circumstances we also need to fund shorter-term advances with short-term discount notes that have maturities beyond those of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spreads. To the extent these increased prices make our advances less competitive, advance levels and net interest income may be negatively affected.

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

Regulatory reform since the most recent financial crisis has tended to increase the amount of margin collateral that we must provide to collateralize certain kinds of financial transactions, and has broadened the categories of transactions for which we are required to post margin. For example, the Dodd-Frank Act and related regulatory changes have increased the margin we must provide for cleared and uncleared derivative transactions and, effective in October 2021, Financial Industry Regulatory Authority ("FINRA") Rule 4210 will require us to exchange margin on certain MBS transactions. Materially greater margin requirements - due to Dodd-Frank Act derivatives regulatory requirements, FINRA Rule 4210, or otherwise - could adversely affect the availability and pricing of our derivative transactions, making such trades more costly and less attractive as risk management tools. New and expanded margin requirements on derivatives and MBS could also change our risk exposure to our counterparties and may require us to enhance further our systems and processes.

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

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members.

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

Restrictions on the Redemption, Repurchase, or Transfer of the Bank's Capital Stock Could Result in an Illiquid Investment for the Holder.

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

Business Risk - Strategic

A Loss of Significant Borrowers, PFIs, Acceptable Loan Servicers or Other Financial Counterparties Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration.

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

Our top borrower had advances outstanding at December 31, 2020 totaling $4.6 billion, or 15% of the Bank's total advances outstanding, at par. Our top-selling PFI sold us mortgage loans during 2020 totaling $138 million, or 7% of the total mortgage loans purchased by the Bank in 2020.

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

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings.

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

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. In response to the COVID-19 pandemic, the Federal Reserve materially increased their purchases of Agency MBS, thereby increasing GSE purchase prices for conforming mortgages and reducing demand for our MPP.

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

The Inability to Identify Eligible Nominees for our Board of Directors and to Attract and Retain Key Personnel Could Adversely Affect the Bank's Operations.

Under the Bank Act, at least 40% of our board of directors' seats must be held by independent directors, who must meet certain specialized and narrow eligibility requirements (including citizenship, residency and expertise) but are subject to specific term limits, as described in Item 10. Directors, Executive Officers and Corporate Governance - Board of Directors. We currently have eight independent directors on our board. Two of the independent directors will be term-limited as of December 31, 2021, and one other will be term-limited as of December 31, 2022; all three have served as directors of the Bank for 12 or more years. Our board has established a Succession Planning Committee to assist the board with respect to succession planning for directorships. As a result of the statutory limitations, however, we may be challenged in our ability to find prospective independent directors that meet the eligibility requirements.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations. Such ability could be challenged as employment in the United States improves.

Credit Risk

An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations.

We are exposed to credit risk as part of our normal business operations through member products, investment securities and counterparty obligations. Periods of economic downturn, and periods of economic and financial disruptions and uncertainties, such as being experienced from the COVID-19 pandemic, may increase credit risk.

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

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides for an FHLBank System-wide annual minimum contribution to AHP of $100 million, and we could be liable for a pro-rata share of that amount (based on the FHLBanks' combined net earnings for the previous year), up to 100% of our net earnings for the previous year. Thus, our ability to pay dividends to our members or to redeem or repurchase capital stock could be affected by the financial condition of one or more of the other FHLBanks.

Market Risk

Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations.

Many of our assets and liabilities are indexed to LIBOR. On July 27, 2017, the FCA, a regulator of financial services firms and financial markets in the United Kingdom, announced that it will plan for a phase-out of regulatory oversight of LIBOR interest rate indices. In March 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date or that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available.

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

In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee ("ARRC") of the Federal Reserve and the Federal Reserve Bank of New York. The ARRC has proposed the SOFR as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing a SOFR in the second quarter of 2018. In January 2019, we began participating in the issuance of SOFR-indexed CO bonds.

The market transition away from LIBOR to SOFR is expected to be complicated, including the development of terms and credit adjustments to accommodate differences between LIBOR and SOFR. The introduction of an alternative rate also may introduce additional basis risk for market participants, as an alternative index is utilized along with LIBOR during a transition period. During the market transition, LIBOR may experience increased volatility or become less representative. In addition, the overnight Treasury repurchase market underlying SOFR may experience disruptions from time to time, which may result in unexpected fluctuations in SOFR.

In March 2021, the ICE Benchmark Administration announced it would delay the termination of the one-, three-, six-, and twelve-month U.S. Dollar LIBOR rates until June 30, 2023. This delay, and other delays, may tend to magnify the risks to the Bank and market participants for the LIBOR transition. Additionally, the delayed transition, coupled with the requirements of the Finance Agency's Supervisory Letter, could tend to increase our exposure to LIBOR-SOFR basis risk for the extended transition period.

There can be no guarantee that SOFR will become widely used or that alternative rates will not cause additional complications. The infrastructure necessary to manage hedging utilizing SOFR continues to develop, and the transition in the markets and adjustments in our systems could be disruptive, with disruptions potentially beginning before the currently-planned phase-out of FCA support of LIBOR. A mechanism is not yet well-established to convert the credit risk and tenor features of LIBOR into any proposed replacement rate because markets which could facilitate such conversion are new and currently lack depth or liquidity. We may face additional risk if we are unable to replace the credit risk and tenor features in SOFR (or other replacement rates), or if we are unable to appropriately factor these components into the prices of our products, services, and investments. Moreover, there is no guarantee that, if the market is fully functioning at the time of the transition, the transition will be successful. Similarly, the transition from one reference rate to another could have accounting effects. For example, such transition could have an effect on our hedge effectiveness, which could affect our results of operations. Additionally, our risk management measuring, monitoring and valuation tools utilize LIBOR as a reference rate. Disruptions in the market for LIBOR and its regulatory framework, therefore, could have unanticipated effects on our risk management activities as well.

Given the large volume of LIBOR-based mortgages and financial instruments, and the size of our Agency MBS portfolio that utilizes a LIBOR-rate index, the basis adjustment to the replacement floating rate may have a significant impact on our financial results, but whether the net impact is positive or negative cannot yet be ascertained. We believe that other market participants, including our member institutions, derivatives clearing organizations, and other financial counterparties are also monitoring the LIBOR transition, but we cannot predict how such institutions will react to the transition, or what effects such reactions will have on us. We are not able to predict at this time whether SOFR or another alternative rate will become the sole market benchmark in place of LIBOR, whether the transitions to new reference rates will be successful, or what the impact of such a transition will be on the Bank's business, financial condition or results of operations.

Changes in Interest Rates or Changes in the Differences Between Short-Term Rates and Long-Term Rates Could Have an Adverse Effect on Our Earnings.

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

Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, principally due to basis risk because we must use the OIS curve instead of the LIBOR curve as the discount rate to estimate the fair values of collateralized LIBOR-based derivatives while substantially all of the hedged items currently on the balance sheet are still valued using the LIBOR curve. Additionally, our U.S. Treasury liquidity portfolio is economically hedged with OIS interest rate swaps and may introduce income volatility due to non-symmetrical changes in U.S. Treasury rates and OIS swap rates.

Liquidity Risk

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

Operational Risk

A Cybersecurity Event; Interruption in Our Information Systems; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or Failure of or an Interruption in Information Systems of Third-Party Vendors or Service Providers Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation.

Cybersecurity.

We rely heavily on our information systems and other technology to conduct and manage our business, which inherently involves large financial transactions with our members and other counterparties. Our operations rely on the secure processing, storage and transmission of confidential and other information, both in our and third parties' computer systems and networks, including those of backup service providers. These computer systems, software and networks are vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations, either directly or through a third party. We have not experienced a disruption in our information systems that has had a material adverse effect on us. However, as malicious threat tactics continue to become more pervasive and more sophisticated, and as regulatory scrutiny of cybersecurity risk management increases, we are required to implement more advanced mitigating controls, which increases our mitigation costs. Moreover, if we experience a significant cybersecurity event, either directly or through a third party, we may suffer significant financial or data loss, we may be unable to conduct and manage our business functions effectively, we may incur significant expenses in remediating such incidents, and we may suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. There can be no assurance that our, or any third parties' cybersecurity controls will timely detect or prevent all cybersecurity incidents. Although we carry cybersecurity insurance, its coverage may not be broad enough or adequate to cover losses we may incur if a significant cybersecurity event occurs.

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

Office of Finance.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of consolidated obligations, among other things. A failure or interruption of the Office of Finance's services as a result of breaches, cyber attacks, or technological outages (either in the Office of Finance or certain of its third party service providers, including those of backup service providers) could constrain or otherwise negatively affect the business operations of the FHLBanks, including disruptions to each FHLBank's access to funding through the sale of consolidated obligations. Moreover, any operational failure of the Office of Finance or of its third party providers could expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

Other Third Parties.

Despite our policies, procedures, controls and initiatives, some operational risks are beyond our control, and the failure of other parties to adequately address their performance standards and operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other services critical to our business infrastructure, and regulatory compliance to third-party vendors and service providers, including derivatives clearing organizations, loan servicers, and the Federal Reserve as to funds transfers.

Compromised security or operational errors at any third party with whom we conduct business, or at any third party's contractors, could expose us to cyber attacks, other breaches or service failures or interruptions. If one or more of these external parties were not able to perform their functions for a period of time, at an acceptable service level, or with increased volumes, our business operations could be constrained, disrupted, or otherwise negatively affected. In addition, any failure, interruption or breach in security of these systems, any disruption of service, or any external party's failure to perform its contractual obligations could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our advances, MPP, funding, hedging activities and regulatory compliance. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be timely detected or adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could negatively affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We are implementing processes to accept electronically created and executed electronic notes – "e-notes" – in our business both as an approved collateral type, and as a class of mortgage note we purchase in our MPP. We anticipate initiating the use of e-notes during 2021. This includes developing mortgage note custody arrangements with a third-party "e-vault" format and use of a mortgage note "e-registry" for certain classes of e-notes, which will affect both our MPP processes and our collateral management processes. Using e-notes will create additional operations risk, particularly with respect to the safekeeping, storage and security of mortgage-related records by third parties, as well as potential differences across multiple jurisdictions regarding (i) the validity, enforceability and transferability of security interests in e-notes, (ii) the recording, transferability, and priority of associated security instruments, and (iii) execution requirements for e-notes and other associated instruments. Laws governing e-notes also vary depending on the class of transaction at the time of issue, with potentially different legal regimes for consumer mortgage notes, open-ended or revolving HELOCs, and non-consumer mortgage lending, such as in commercial real estate and multifamily secured lending. Different requirements for the use of e-notes in different markets (e.g., consumer mortgage, HELOC, and commercial) increase operational risk. In addition, there are uncertainties surrounding how any such assets will be treated or valued in their respective markets, if liquidated. We cannot predict our members’ appetites for using e-notes generally, or in any particular class of transaction. E-notes generally have not seen wide adoption, and we cannot predict market acceptance for e-notes for any asset types.

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management.

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models can be less dependable when the economic environment is outside of historical experience, as has been the case in recent years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 108,200 square feet. We lease or hold for lease to various tenants the remaining 8,800 square feet. We also lease a secondary office space in Anderson, IN, which is used for business resumption activities in the event of a loss of or a disruption to the primary facility.

We also maintain two geographically dispersed, co-located data centers which are on electrical distribution grids that are separate from each other and from our office buildings. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Operational Risk Management.

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

No Trading Market

Our capital stock is not publicly traded, and there is no established market for such stock. Members may be required to purchase additional shares of stock from time to time to meet minimum stock purchase requirements under our capital plan.

Our Class B stock is registered under the Exchange Act and may be purchased, sold, redeemed and repurchased only at par. Because our shares of capital stock are "exempt securities" under the Securities Act, purchases and sales of stock by our members are not subject to registration under the Securities Act.

Depending on the class of capital stock, it may be redeemed either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.
Capital Structure

Our capital plan was amended and restated effective September 26, 2020. The amended plan continues to provide for two sub-series of Class B capital stock: Class B-1 and Class B-2. Under the amended plan, Class B-1 stock is held by our members to satisfy their membership stock requirements, while Class B-2 stock is held to satisfy members’ activity-based stock requirements. Class B-1 stock is automatically reclassified as Class B-2 as needed to help fulfill the member’s activity-based stock requirement, and the member may be required to purchase additional Class B-2 stock in order to fully meet that requirement. Excess Class B-2 stock is automatically reclassified as Class B-1. The amended plan does not require that stock under redemption be converted or reclassified from one class to another. By contrast, under our prior capital plan in effect through September 25, 2020, Class B-1 was stock held by our members that was not subject to a redemption request, and Class B-2 stock consisted solely of required stock that was subject to a redemption request.

Under the amended capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement each time they enter into an MDC with us based on the outstanding principal balance of loans purchased under the designated MDC. As of December 31, 2020, such Class B-2 stock issued and outstanding totaled $4.8 million.

The amended capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. Class A stock is subject to the same redemption requirements and limitations as Class B stock, except the applicable redemption period for Class A stock is six months. As of December 31, 2020, the board of directors had not authorized the issuance of Class A stock.

Number of Shareholders

As of February 28, 2021, we had 371 shareholders and $2.4 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding. As of February 28, 2021, we had no Class A stock outstanding.

Dividends

Because only member institutions and certain former members can own shares of our capital stock and, by statute and regulation, stock can be issued and repurchased only at par, there is no open market for our stock and no opportunity for stock price appreciation. As a result, return on equity can be received only in the form of dividends.

Dividends may, but are not required to, be paid on our capital stock. Our board of directors may declare and pay dividends in either cash or capital stock or a combination thereof, subject to Finance Agency regulations. Under these regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2020, our excess stock was 1.26% of our total assets.

Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products and services. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

Our amended capital plan eliminated the prior plan's requirement that dividends on Class B-2 stock be calculated as 80% of the dividend rate on Class B-1 stock. Under the amended plan, the board of directors may declare a dividend rate on Class B-2 stock that equals or exceeds the rate on Class B-1 stock. Similarly, the board of directors may declare a dividend rate on Class A stock that equals or exceeds the rate on Class B-1 stock.

The amount of the dividend to be paid is based on the average number of shares of each sub-series held by a member during the dividend payment period (applicable quarter). For more information, see Notes to Financial Statements - Note 12 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.

We are exempt from federal, state, and local taxation, except for employment and real estate taxes. Despite our tax-exempt status, any cash dividends paid by us to our members are taxable dividends to the members, and our members do not benefit from the exclusion for corporate dividends received. The preceding statement is for general information only; it is not tax advice. Members should consult their own tax advisors regarding particular federal, state, and local tax consequences of purchasing, holding, and disposing of our capital stock, including the consequences of any proposed change in applicable law.

We paid quarterly cash dividends as set forth in the following tables under our amended and prior capital plans ($ amounts in thousands).

Amended Plan	Class B-1				Class B-2
Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2021
Quarter 1	$3,946	$972	$4,918	1.75%	$10,012	$257	$10,269	3.00%

2020
Quarter 4 (2)	$281	$73	$354	3.00%	$448	$13	$461	3.00%

Prior Plan	Class B-1				Class B-2
Quarter Paid	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)	Dividend on Capital Stock	Interest Expense on MRCS	Total	Annualized Dividend Rate (1)
2020
Quarter 4 (2)	$15,963	$1,822	$17,785	3.00%	$2	$166	$168	2.40%
Quarter 3	18,822	2,439	21,261	3.50%	3	194	197	2.80%
Quarter 2	19,944	2,947	22,891	4.00%	2	184	186	3.20%
Quarter 1	20,947	2,906	23,853	4.25%	3	443	446	3.40%

(1)    Reflects the annualized dividend rate on all of our average capital stock outstanding in Class B-1 and Class B-2, respectively, regardless of its classification for financial reporting purposes as either capital stock or MRCS. The prior capital plan required that dividends on Class B-2 stock be calculated as 80% of the dividends declared on Class B-1 stock, while the amended capital plan permits the dividends on Class B-2 (activity-based) stock to be greater than or equal to the dividends on Class B-1 (non-activity-based) stock.
(2)    As a result of implementing the amended capital plan effective September 26, 2020, the Bank paid dividends under our prior plan for the period ended September 25, 2020 and under the amended plan for the remaining five-day period. Given the short period of time that the amended capital plan was in effect during the quarter, the board declared the same rate on the Class B-1 stock as on the Class B-2 stock.

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

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Condition:
Advances	$31,347	$32,480	$32,728	$34,055	$28,096
Mortgage loans held for portfolio, net	8,516	10,815	11,385	10,356	9,501
Cash and short-term investments	5,627	5,079	7,610	4,601	4,128
Investment securities	19,941	18,718	13,378	13,027	11,880
Total assets	65,925	67,511	65,412	62,349	53,907

Discount notes	16,617	17,677	20,895	20,358	16,802
CO bonds	43,333	44,715	40,266	37,896	33,467
Total consolidated obligations	59,950	62,392	61,161	58,254	50,269

MRCS	251	323	169	164	170

Capital stock	2,208	1,974	1,931	1,858	1,493
Retained earnings	1,137	1,115	1,078	976	887
AOCI	105	68	42	112	56
Total capital	3,450	3,157	3,051	2,946	2,436

Statement of Income:
Net interest income	$263	$238	$288	$262	$198
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(55)	20	21	(6)	6
Other expenses	109	99	92	82	78
AHP assessments	11	17	22	18	13
Net income	$88	$142	$195	$156	$113

Selected Financial Ratios:
Net interest margin (1)	0.38%	0.35%	0.45%	0.45%	0.39%
Return on average equity	2.67%	4.55%	6.43%	5.88%	4.92%
Return on average assets	0.13%	0.21%	0.30%	0.26%	0.22%

Weighted average dividend rate (2)	3.66%	5.31%	5.00%	4.25%	4.25%
Dividend payout ratio (3)	86.97%	73.13%	47.87%	43.05%	53.87%

Average equity to average assets	4.71%	4.64%	4.72%	4.47%	4.46%
Total capital ratio (4)	5.23%	4.68%	4.66%	4.72%	4.52%
Total regulatory capital ratio (5)	5.45%	5.05%	4.86%	4.81%	4.73%

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

Executive Summary

Overview. As an FHLBank, we are a regional wholesale bank that serves as a financial intermediary between the capital markets and our members. The Bank is structured as a financial cooperative. Therefore, it is designed to expand and contract in asset size as the needs of our members and their communities change. We primarily make secured loans in the form of advances to our members and purchase whole mortgage loans from our members. Additionally, we purchase other investments and provide other financial services to our members.

Our principal source of funding is the proceeds from the sale to the public of FHLBank debt instruments, called consolidated obligations, which are the joint and several obligation of all FHLBanks. We obtain additional funds from deposits, other borrowings, and by issuing capital stock to our members.

Our primary source of revenue is interest earned on advances, mortgage loans, and investments, including MBS.

Our net interest income is primarily determined by the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. A substantial portion of net interest income is also derived from deploying our interest-free capital. We use funding and hedging strategies to manage the related interest-rate risk.

Due to our cooperative structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

We group our products and services within two operating segments: traditional and mortgage loans.

For more background information on the Bank, see Item 1. Business.

Business Environment.

The Bank's financial performance is influenced by several key regional and national economic and market factors, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. Due to the emergence of the COVID-19 pandemic, conditions in the financial markets deteriorated significantly in the first quarter of 2020. In response, the Federal Reserve undertook a number of emergency actions in March 2020 to help facilitate liquidity and support stability in the fixed-income markets while volatility across global capital markets dramatically increased. Notably, the Federal Reserve substantially increased its provision of liquidity to the U.S. Treasury and repurchase markets via open market operations while also providing liquidity to related markets, such as the commercial paper market, via an array of new programs, as part of its commitment to using its full range of tools to support households, businesses, and the U.S. economy overall in this challenging time. Many of the Federal Reserve’s emergency lending facilities expired by December 31, 2020. In addition, as individuals and businesses sought safety during the uncertain economic environment following the COVID-19 outbreak, depository institutions experienced extraordinary deposit growth.

The Bureau of Labor Statistics reported that the U.S. unemployment rate in December 2020 was 6.7%, after declining from a high of 14.8% in April 2020. Due to the effects of the COVID-19 pandemic on the economy, the unemployment rate is expected to remain elevated. However, if COVID-19 vaccines are successfully administered in the U.S. and globally, then business conditions may improve and unemployment could continue to decrease.

U.S. real gross domestic product ("GDP") increased at an annual rate of 4.0% in the fourth quarter of 2020, according to the advance estimate reported by the Bureau of Economic Analysis, compared to the revised annual rate of 33% in the third quarter of 2020. Changes in unemployment and GDP during 2020 were attributed largely to the effects of the COVID-19 pandemic on the U.S. economy, including the efforts to reopen businesses and resume activities that were postponed or restricted due to the pandemic. The effects of the pandemic, and governmental and public actions taken in response, on the global and U.S. economy continue to evolve, with the full duration and impact uncertain.

The COVID-19 pandemic hit Indiana at a time when its economy was already slowing. Moody’s Analytics forecast that the state’s 2019 pre-pandemic Gross State Product ("GSP") will not be reached until sometime in early 2022. Over the longer-term, Moody’s believes that slowing population growth and weaknesses in manufacturing will hold job growth back, causing Indiana to likely lag the rest of the country in economic growth. However, the most recent forecast from the Indiana University School of Business offers a glimmer of hope of stronger, positive economic growth in Indiana in the second half of 2021, setting up 2022 for positive economic growth.

The COVID-19 pandemic pushed Michigan’s weak economy into a recession. Moody’s forecasts that Michigan’s GSP will not recover to 2019 levels until late 2022. All together, Michigan faces an uphill battle to achieve pre-pandemic economic growth. Michigan's strained state and local government finances, a labor market reliant on the service sector, and a persistent out-migration trend present significant economic headwinds. However, the most recent forecast from the University of Michigan Research Seminar in Quantitative Economics expects positive job growth in every quarter from the second quarter of 2021 to the fourth quarter of 2022.

The Bank’s flexibility in utilizing various funding tools, in combination with its diverse investor base and its status as a GSE, has helped ensure reliable market access and demand for its consolidated obligations throughout fluctuating market environments.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. home sales increased in 2020, compared to 2019, driven by low mortgage interest rates. However, low housing inventory levels and higher home prices in 2020 continued to constrain sales growth. In 2020, the impact of the COVID-19 pandemic significantly affected the U.S. housing markets and is likely to result in further declines in home inventory and further increases in average home prices in the near term. Business closures and the resulting unemployment have caused many homeowners to seek relief from their mortgage payments. The federal government has enacted several financial relief programs to help offset declines in business and family incomes, and certain of these were extended to March 14, 2021 with passage by the U.S. Congress of another COVID-19 relief act. Delinquencies of mortgage loans have risen significantly and may continue to rise due to high unemployment and the expiration of the relief programs implemented in response to the COVID-19 pandemic.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during the year ended December 31, 2020, principally the COVID-19 pandemic and efforts in response by the Federal Reserve to lower interest rates and facilitate liquidity.

In early March 2020, the Federal Reserve stated that the COVID-19 outbreak posed evolving risks to economic activity and, in an unscheduled meeting, decided to lower the federal funds target rate by 50 bps, to a target range of 1.00% to 1.25%, noting that it would closely monitor developments and their implications for the economic outlook and act as appropriate to support the economy. On March 15, 2020, the Federal Reserve again lowered the federal funds rate in an unscheduled meeting, to a target range of 0.0% to 0.25%, noting that the COVID-19 outbreak had harmed communities and disrupted economic activity in many countries, including the U.S., and had significantly affected global financial conditions. In the weeks before and after the Federal Reserve's March reductions in the federal funds target rate, interest rates decreased significantly, and have remained low.

In late March 2020, the Federal Reserve stated that it would take further actions to support the flow of credit to households and businesses by addressing strains in the markets for Treasury securities and Agency MBS. In addition, the Federal Reserve stated that it will continue to purchase Treasury securities and Agency MBS in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions. In its January 2021 meeting, the Federal Reserve stated that the path of the U.S. economy will depend significantly on the course of the COVID-19 pandemic, including progress on vaccinations, and that it is committed to using its full range of tools to support the U.S. economy in this challenging time. As a result, it voted to maintain the target range of the federal funds rate at 0.0% to 0.25%. The Federal Reserve also indicated that it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with their assessments of maximum employment and inflation of at least two percent for some time.

The following table presents certain key interest rates for both the twelve-month averages for 2020 and 2019 and the respective year ends.

	Twelve-Month Average		December 31,
	2020	2019	2020	2019
Federal Funds Effective	0.36%	2.16%	0.09%	1.55%
SOFR	0.36%	2.20%	0.07%	1.55%
Overnight LIBOR	0.37%	2.14%	0.08%	1.54%
1-week OIS	0.36%	2.14%	0.09%	1.55%
3-month LIBOR	0.65%	2.33%	0.24%	1.91%
3-month U.S. Treasury yield	0.35%	2.09%	0.07%	1.55%
2-year U.S Treasury yield	0.39%	1.97%	0.12%	1.57%
10-year U.S. Treasury yield	0.89%	2.14%	0.92%	1.92%

The twelve-month averages of short- term interest rates were significantly lower during 2020, compared to 2019, impacting the Bank’s results of operations, primarily by decreasing both interest income and interest expense. In addition, at December 31, 2020, both short- and long-term interest rates were lower than at December 31, 2019, which affected the fair values of certain assets and liabilities. The prevailing expectation of prolonged low interest rates will likely continue to be a significant factor driving the Bank’s results of operations and financial condition.

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, can have an unfavorable impact on our net interest margins. A steep yield curve, in which the difference between short-term and long-term interest rates is high, can have a favorable impact on our net interest margins. The level of interest rates also directly affects our earnings on assets funded by our interest-free capital.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2020 and 2019. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2020	2019	$ Change	% Change
Net interest income	$263	$238	$25	11%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	263	238	25	11%
Other income (loss)	(55)	20	(75)
Other expenses	109	99	10
Income before assessments	99	159	(60)	(38)%
AHP assessments	11	17	(6)
Net income	88	142	(54)	(38)%
Total other comprehensive income (loss)	38	25	13
Total comprehensive income	$126	$167	$(41)	(25)%

The decrease in net income for the year ended December 31, 2020 compared to 2019 was substantially due to accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans and lower earnings on the portion of the Bank's assets funded by its capital, each driven by the decline in market interest rates. Because of the Bank's relatively low net interest-rate spread, it has historically derived a substantial portion of its net interest income from deploying its interest-free capital in floating-rate assets, a portion of which is short-term. These decreases were partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

The increase in total OCI for the year ended December 31, 2020 compared to 2019 was primarily due to higher unrealized gains on AFS securities.

Results of Operations for the Years Ended December 31, 2019 and 2018. A comparison of our results of operations for the years ended December 31, 2019 and 2018 is contained in the corresponding Item 7 in our 2019 Form 10-K, filed with the SEC on March 10, 2020.

Changes in Financial Condition for the Year Ended December 31, 2020. The following table presents the highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2020	December 31, 2019	$ Change	% Change
Advances	$31,347	$32,480	$(1,133)	(3)%
Mortgage loans held for portfolio, net	8,516	10,815	(2,299)	(21)%
Cash and short-term investments (1)	5,627	5,079	548	11%
Investment securities and other assets (2)	20,435	19,137	1,298	7%
Total assets	$65,925	$67,511	$(1,586)	(2)%

Consolidated obligations	$59,950	$62,392	$(2,442)	(4)%
MRCS	251	323	(72)	(22)%
Other liabilities	2,274	1,639	635	39%
Total liabilities	62,475	64,354	(1,879)	(3)%

Capital stock	2,208	1,974	234	12%
Retained earnings (3)	1,137	1,115	22	2%
AOCI	105	68	37	56%
Total capital	3,450	3,157	293	9%

Total liabilities and capital	$65,925	$67,511	$(1,586)	(2)%

Total regulatory capital (4)	$3,596	$3,412	$184	5%

(1)     Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)     Includes trading, AFS and HTM securities.
(3)     Includes restricted retained earnings at December 31, 2020 and 2019 of $268 million and $251 million, respectively.
(4)     Total capital less AOCI plus MRCS.

The decrease in total assets at December 31, 2020 compared to December 31, 2019 was driven by net decreases in mortgage loans held for portfolio and advances outstanding to members, partially offset by a net increase in MBS issued by GSEs.

The decrease in total liabilities was attributable to a decrease in consolidated obligations which reflected the net decrease in the Bank's total assets.

In addition to net income, the increase in total capital includes proceeds from the issuance of capital stock in connection with member advance activity, partially offset by shares reclassified to MRCS and dividends to members. The reclassification of shares to MRCS did not have a corresponding impact on regulatory capital because MRCS is included in regulatory capital.

Outlook. The COVID-19 pandemic has brought severe disruptions to the national economy and financial markets, However, we believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2020, advances balances expanded to address increased member demand for advances in the first half of the year, and contracted as demand for advances declined over the balance of the year. The high levels of liquidity injected by the Federal Reserve and held by our members as deposits accompanied by their low loan demand, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and governmental relief efforts continue to pressure overall advances levels. As a result, we expect total advances outstanding to slightly decline in 2021.

In spite of the continuing strong demand by our members to participate in our Advantage MPP, we expect our mortgage loan balance outstanding to slightly decline in 2021 in light of the still low, but recently increasing, level of longer-term mortgage rates and continuing Federal Reserve purchases of Fannie Mae and Freddie Mac MBS, which encourage continuing refinancing activity by borrowers and MPP pricing disadvantages to us relative to those GSEs.

We expect to continue to maintain relatively high levels of liquidity to be able to timely support our members' needs in light of the ongoing uncertainties they face.

We continue to seek to maintain investments in MBS up to 300% of total regulatory capital. Other long-term investments, such as Agency debentures, are likely to decline.

Embedded mortgage prepayment options and basis risk exposure increase both our market risk and earnings volatility. Because market mortgage rates remain low, higher levels of prepayment activity may continue, barring a large increase in market interest rates. As a result, the amortization of purchased premiums on mortgage assets could continue to cause our earnings to decline.

Access to debt markets has been reliable, while the cost of our consolidated obligations has decreased. Going forward, the cost will continue to depend on several factors, including the direction and level of market interest rates, competition from other issuers of Agency debt, changes in the investment preferences of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors. As LIBOR phases out, a portion of our adjustable-rate funding is expected to be replaced by SOFR-indexed CO bonds as we plan to continue to participate in the issuance of SOFR-indexed CO bonds in 2021.

Interest spreads have been mixed across asset categories on our balance sheet in the past year. Although debt costs remain low relative to historic norms, advance spreads are expected to compress further before leveling out while mortgage-related spreads are expected to widen. We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings and the MVE that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, in part due to basis risk. We must use the OIS curve in place of the LIBOR curve as the discount rate to estimate the fair values of collateralized LIBOR-based derivatives while substantially all of the hedged items currently on our balance sheet are still valued using the LIBOR curve. Such volatility may be greater in 2021.

In light of our compressed interest margins, we continue to strive to keep our operating expense ratios relatively low while we continue to invest in technology to enhance our operating systems and member service capabilities. As a result, we expect operating expenses to slightly increase.

As a result of all of the foregoing factors, we have forecasted net income in 2021 to be lower than net income in 2020.

Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products and services. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment, including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members, and the stability of our current capital stock position and membership.

The ultimate effects of the pandemic and the timing and shape of the economic recovery continue to evolve and are highly uncertain and therefore the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Years Ended December 31, 2020 and 2019.

Net Interest Income. Net interest income, which is primarily the interest income on advances, mortgage loans held for portfolio, short-term investments, and investment securities less the interest expense on consolidated obligations and interest-bearing deposits, is our primary source of earnings. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense	Average Yield/Cost of Funds
Assets:
Federal funds sold and securities purchased under agreements to resell	$5,716	$23	0.39%	$6,246	$141	2.26%	$5,938	$114	1.91%
Investment securities (2)	19,984	265	1.32%	16,465	419	2.54%	13,038	350	2.69%
Advances (3)	32,919	329	1.00%	31,969	813	2.54%	32,683	726	2.22%
Mortgage loans held for portfolio (3)(4)	9,927	231	2.33%	11,252	358	3.17%	10,902	354	3.25%
Other assets (interest-earning) (5)	1,470	5	0.38%	1,091	22	2.02%	1,151	21	1.83%
Total interest-earning assets	70,016	853	1.22%	67,023	1,753	2.62%	63,712	1,565	2.46%
Other assets (6)	(22)			179			440
Total assets	$69,994			$67,202			$64,152

Liabilities and Capital:
Interest-bearing deposits	$1,384	2	0.21%	$673	13	1.92%	$641	11	1.72%
Discount notes	22,868	117	0.51%	19,392	440	2.27%	21,265	392	1.84%
CO bonds (3)	41,105	462	1.12%	42,994	1,050	2.44%	38,518	866	2.25%
MRCS	290	9	2.96%	236	12	5.02%	168	8	4.99%
Other borrowings	—	—	—%	2	—	2.28%	—	—	—%
Total interest-bearing liabilities	65,647	590	0.90%	63,297	1,515	2.39%	60,592	1,277	2.11%
Other liabilities	1,052			790			531
Total capital	3,295			3,115			3,029
Total liabilities and capital	$69,994			$67,202			$64,152

Net interest income		$263			$238			$288

Net spread on interest-earning assets less interest-bearing liabilities			0.32%			0.23%			0.35%

Net interest margin (7)			0.38%			0.35%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06			1.05

(1)    In accordance with an amendment to accounting guidance effective January 1, 2019, hedging gains (losses) on qualifying fair-value hedging relationships are reported prospectively in net interest income instead of other income.
(2)    Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense and average yield/cost of funds include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedging relationships and amortization of hedge accounting basis adjustments. Excluded are net interest payments or receipts on derivatives in economic hedging relationships.
(3)    Interest income/expense and average yield/cost of funds include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excluded are net interest payments or receipts on derivatives in economic hedging relationships.
(4)    Includes non-accrual loans.

(5)    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
(6)    Includes changes in the estimated fair value of AFS securities, grantor trust assets, and the effect of OTTI-related non-credit losses on AFS and HTM securities in 2018.
(7)    Net interest income expressed as a percentage of the average balance of interest-earning assets.

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

	Year Ended December 31,
	2020 vs. 2019
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$(10)	$(108)	$(118)
Investment securities	67	(221)	(154)
Advances	23	(507)	(484)
Mortgage loans held for portfolio	(40)	(87)	(127)
Other assets (interest-earning)	5	(22)	(17)
Total	45	(945)	(900)
Increase (decrease) in interest expense:
Interest-bearing deposits	7	(18)	(11)
Discount notes	67	(390)	(323)
CO bonds	(44)	(544)	(588)
MRCS	2	(5)	(3)
Total	32	(957)	(925)

Increase in net interest income	$13	$12	$25

The increase in net interest income for the year ended December 31, 2020 compared to 2019 was primarily due to an increase in interest income on trading securities, in which the associated increase in net interest settlements on derivatives is recorded in other income, and the Bank's growth in average asset balances. These increases were substantially offset by accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans and lower earnings on the portion of the Bank's assets funded by interest-free capital, each driven by the decline in market interest rates. Net interest income included net hedging losses of $12 million for the year ended December 31, 2020, compared to net hedging losses of $24 million for the year ended December 31, 2019.

Yields/Cost of Funds. The average yield on total interest-earning assets for the year ended December 31, 2020, including the impact of net hedging losses, was 1.22%, a decrease of 140 bps compared to 2019, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities for the year ended December 31, 2020, including the impact of net hedging gains, was 0.90%, a decrease of 149 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 9 bps to 0.32% for the year ended December 31, 2020 from 0.23% for the year ended December 31, 2019.

Average Balances. The average balances outstanding of interest-earning assets for the year ended December 31, 2020 increased by 4% compared to 2019. The average balance of investment securities increased by 21% due to purchases of AFS securities and, to a lesser extent, trading securities to enhance liquidity. This increase was partially offset by a decrease in the average amount of mortgage loans held for portfolio outstanding of 12% due to higher aggregate principal prepayments. The increase in average interest-bearing liabilities for the year ended December 31, 2020, compared to 2019, was due to an increase in discount notes outstanding to fund the increases in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 17%.

Provision for Credit Losses. In spite of the requirement to measure expected credit losses over the estimated life of our financial instruments under new accounting guidance effective January 1, 2020, the change in the provisions for (reversal of) credit losses for the year ended December 31, 2020 compared to 2019 was insignificant. For more information, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2020	2019
Net realized gains (losses) on trading securities (1)	$23	$2
Net unrealized gains (losses) on trading securities (1)	(37)	31
Net gains (losses) on derivatives hedging trading securities	3	(12)
Net gains (losses) on trading securities, net of associated derivatives	(11)	21
Net interest settlements on derivatives	(47)	(10)
Net gains (losses) on all other derivatives not designated as hedging instruments	(4)	3
Net realized gains from sale of available-for-sale securities	1	—
Change in fair value of investments indirectly funding our SERP	3	3
Other, net	3	3

Total other income (loss)	$(55)	$20

(1)    Before impact of associated derivatives.

The decrease in total other income for the year ended December 31, 2020 compared to 2019 was due to net losses on trading securities, net of associated derivatives, and higher net interest settlements on the trading securities' economic hedging relationships. The generally offsetting interest income on trading securities is included in interest income.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury securities to enhance our liquidity. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. Such changes include the impact of purchase discount (premium) recorded through mark-to-market gains (losses) on these securities. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility, which were magnified by the disruptions in the financial markets in 2020. These trading securities are economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives.

Net Gains (Losses) on Derivatives and Hedging Activities. Our net gains (losses) on derivatives and hedging activities fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date. Terminating the financial instrument or hedging relationship may result in a realized gain or loss. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities.

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

For the hedging relationships that qualified for hedge accounting, the differences between those changes in fair value (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging losses of $12 million for the year ended December 31, 2020, compared to net hedging losses of $24 million for the year ended December 31, 2019. The losses for the years ended December 31, 2020 and 2019 were primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly Fannie Mae Delegated Underwriting and Servicing (DUS). As a result of issuing floating-rate consolidated obligations to fund these MBS purchases instead of swapped fixed-rate consolidated obligations, the funding and operational costs have been reduced but there is less offsetting hedge ineffectiveness, resulting in higher unrealized hedging gains or losses. However, to mitigate the volatility, during 2020 the Bank began implementing a new strategy of terminating interest-rate swaps associated with the MBS DUS and entering into short-cut hedging relationships with new interest-rate swaps.

To the extent those hedges did not qualify for hedge accounting, or ceased to qualify for hedge accounting, only the change in the fair value of the derivative was recorded in earnings with no offsetting change in the fair value of the hedged item.

For derivatives not qualifying for hedge accounting (economic hedges), the net interest settlements and the changes in the estimated fair value of the derivatives are recorded in other income as net gains (losses) on derivatives and hedging activities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2020	2019
Compensation and benefits	$61	$55
Other operating expenses	32	30
Finance Agency and Office of Finance	10	9
Other	6	5

Total other expenses	$109	$99

The increase in total other expenses for the year ended December 31, 2020 compared to 2019 was due to increases in compensation, primarily driven by increased salaries and headcount, and post-retirement benefits, primarily due to the reduction in discount rates. The increase in other operating expenses is primarily due to various software-related expenses and various consulting and professional services engagements.

Office of Finance Expenses. The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, prepares the FHLBanks' combined quarterly and annual financial reports, and performs certain other functions. For each of the years ended December 31, 2020 and 2019, our assessments to fund the Office of Finance totaled $5 million.

Finance Agency Expenses. Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2020 and 2019, our Finance Agency assessments totaled $5 million and $4 million, respectively.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For the years ended December 31, 2020 and 2019, our AHP expense was $11 million and $17 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

If we experienced a net loss during a quarter but still had net earnings for the year to date, our obligation to the AHP would be calculated based on our year-to-date net earnings. If we experienced a net loss for a full year, we would have no obligation to the AHP for the year, since our required annual contribution is limited to annual net earnings.

If the FHLBanks' aggregate 10% contribution were less than $100 million, each FHLBank would be required to contribute an additional pro-rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. There was no shortfall in 2020 or 2019.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not make such an application in 2020 or 2019.

Total Other Comprehensive Income (Loss). Total OCI for the year ended December 31, 2020 was $38 million compared to the year ended December 31, 2019 of $25 million. Total OCI for both the year ended December 31, 2020 and 2019 consisted of unrealized gains on AFS securities, particularly MBS. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets during 2020. Partially offsetting the increases in OCI were actuarial losses under the Bank's SERP.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The traditional segment consists of (i) credit products (including advances, standby letters of credit, and lines of credit), (ii) investments (including federal funds sold, securities purchased under agreements to resell, interest-bearing demand deposit accounts, and investment securities), and (iii) correspondent services and deposits. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Years Ended December 31,
Traditional	2020	2019
Net interest income	$254	$182
Provision for (reversal of) credit losses	—	—
Other income (loss)	(52)	20
Other expenses	93	85
Income before assessments	109	117
AHP assessments	12	13

Net income	$97	$104

The decrease in net income for the traditional segment for the year ended December 31, 2020 compared to 2019 was substantially due to lower earnings on the portion of the Bank's assets funded by its interest-free capital, driven by the decline in market interest rates, partially offset by additional net interest income resulting from the Bank's growth in average asset balances.

Mortgage Loans. The mortgage loans segment includes (i) mortgage loans purchased from our members through our MPP and (ii) participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs under the MPF Program. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2020	2019
Net interest income	$9	$56
Provision for (reversal of) credit losses	—	—
Other income (loss)	(3)	—
Other expenses	16	14
Income before assessments	(10)	42
AHP assessments	(1)	4

Net income	$(9)	$38

The decrease in net income for the mortgage loans segment for the year ended December 31, 2020 compared to 2019 was due substantially to accelerated amortization of purchase premium resulting from higher MPP loan prepayments and accelerated amortization of concession fees resulting from called CO bonds. Such decreases were partially offset by reductions in funding costs, partially resulting from calls of higher-yielding CO bonds in 2019 and 2020.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2020		December 31, 2019
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$31,347	48%	$32,480	48%
Mortgage loans held for portfolio, net	8,516	13%	10,815	16%
Cash and short-term investments	5,627	9%	5,079	8%
Trading securities	5,095	8%	5,017	7%
Other investment securities	14,846	22%	13,701	20%
Other assets (1)	494	—%	419	1%

Total assets	$65,925	100%	$67,511	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of December 31, 2020 were $65.9 billion, a decrease of $1.6 billion, or 2%, compared to December 31, 2019, primarily driven by net decreases in mortgage loans held for portfolio and advances outstanding to members, partially offset by a net increase in GSE MBS.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2020, our growth in non-advance assets did not exceed 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2020 at carrying value totaled $31.3 billion, a net decrease of $1.1 billion, or 3%, compared to December 31, 2019. However, the average daily balance of outstanding advances for the year ended December 31, 2020 totaled $32.9 billion, an increase of 3% compared to 2019.

The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies increased by 3% and decreased by 14%, respectively. The decrease was due to repayments by our captive insurance borrowers whose memberships terminated as required by February 19, 2021. Excluding those repayments, advances to non-captive insurance companies increased by 2%. Advances to depository institutions, as a percent of total advances outstanding at par value, were 57% at December 31, 2020, while advances to insurance companies were 43%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2020		December 31, 2019
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$14,749	48%	$13,663	42%
Credit unions	2,548	8%	2,798	9%
Former members - depositories	268	1%	540	2%
Total depository institutions	17,565	57%	17,001	53%

Insurance companies:
Captive insurance companies (1)	288	1%	2,724	8%
Other insurance companies	12,832	42%	12,541	39%
Former members - insurance	6	—%	6	—%
Total insurance companies	13,126	43%	15,271	47%

CDFIs	—	—%	—	—%

Total advances	$30,691	100%	$32,272	100%

(1)     Membership must terminate by February 19, 2021. See certain restrictions on and maturities of advances in Notes to Financial Statements - Note 5 - Advances. These advances mature on various dates through 2024.

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

	December 31, 2020		December 31, 2019
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$10,023	33%	$11,167	35%
Due after 1 year	7,998	26%	7,479	23%
Total	18,021	59%	18,646	58%

Callable or prepayable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7	—%	34	—%
Total	7	—%	34	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,252	24%	6,094	19%
Total	7,252	24%	6,094	19%

Other (2)
Due in 1 year or less	32	—%	50	—%
Due after 1 year	140	—%	175	1%
Total	172	—%	225	1%

Total fixed-rate	25,452	83%	24,999	78%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	24	—%	442	1%
Due after 1 year	—	—%	—	—%
Total	24	—%	442	1%

Callable or prepayable
Due in 1 year or less	36	—%	133	—%
Due after 1 year	5,179	17%	6,698	21%
Total	5,215	17%	6,831	21%

Total variable-rate	5,239	17%	7,273	22%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$30,691	100%	$32,272	100%
(1)    Includes advances without call or put options.
(2)    Includes hybrid, fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less, as a percentage of the total outstanding at par, decreased from 36% at December 31, 2019 to 33% at December 31, 2020. See Notes to Financial Statements - Note 5 - Advances.

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

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2020		December 31, 2019
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$7,529	90%	$9,526	90%
Conventional Original	417	5%	561	5%
FHA	218	3%	276	3%
Total MPP	8,164	98%	10,363	98%

MPF Program:
Conventional	123	2%	176	2%
Government	36	—%	47	—%
Total MPF Program	159	2%	223	2%

Total mortgage loans held for portfolio	$8,323	100%	$10,586	100%

The decrease in the UPB of mortgage loans held for portfolio was due to repayments of MPP and MPF Program loans outstanding exceeding purchases under Advantage MPP. Because we no longer purchase mortgage loans under our original MPP or the MPF Program, the aggregate balance of loans purchased outstanding under those programs will continue to decrease.

As disclosed in the Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance, we adopted ASU 2016-13, Measurement of Expected Credit Losses on Financial Instruments, beginning January, 1, 2020. As a result, we maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Previously, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $10 million and $4 million at December 31, 2020 and 2019, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance for credit losses was less than $1 million at December 31, 2020 and 2019. For more information, see Notes to Financial Statements - Note 6 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP in response to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. The forbearance may be granted up to 90 days from the date of the first reduced or suspended payment. Initially, written approval from us was required for longer periods. However, effective May 11, 2020, we issued additional guidelines to provide delegated authority to our servicers so they may extend forbearance periods and establish qualified forbearance resolution plans within our established parameters. In addition, we have authorized the suspension of foreclosure sales and evictions (with certain exceptions) through March 31, 2021 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

In the second quarter of 2020, the UPB of our conventional mortgage loans in COVID-19-related informal forbearance programs peaked at $273 million and have since declined by 59% to $112 million at December 31, 2020. The UPB of loans in COVID-19-related formal forbearance programs at December 31, 2020 was $12 million.

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

	December 31,
Components	2020	2019	2018
Cash and short-term investments:
Cash and due from banks	$1,812	$220	$101
Interest-bearing deposits	100	809	1,211
Securities purchased under agreements to resell	2,500	1,500	3,213
Federal funds sold	1,215	2,550	3,085
Total cash and short-term investments	5,627	5,079	7,610

Trading securities:
U.S. Treasury obligations	5,095	5,017	—
Total trading securities	5,095	5,017	—

Other investment securities:
AFS securities:
GSE and TVA debentures	3,503	3,927	4,277
GSE MBS	6,642	4,558	3,427
Total AFS securities	10,145	8,485	7,704

HTM securities:
Other U.S. obligations - guaranteed MBS	2,623	3,060	3,469
GSE MBS	2,078	2,156	2,205
Total HTM securities	4,701	5,216	5,674

Total investment securities	19,941	18,718	13,378

Total cash and investments, carrying value	$25,568	$23,797	$20,988

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

Cash and short-term investments at December 31, 2020 totaled $5.6 billion, an increase of $548 million, or 11%, from December 31, 2019. Cash and short-term investments as a percent of total assets at December 31, 2020 and 2019 totaled 9% and 8%, respectively.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2020 totaled $5.1 billion, an increase of $78 million, or 2%, from December 31, 2019. As a result, the liquidity portfolio at December 31, 2020 totaled $10.7 billion, an increase of $626 million, or 6%, from December 31, 2019. Cash and short-term investments represented 52% of the liquidity portfolio at December 31, 2020, while U.S. Treasury securities represented 48%.

Other Investment Securities. AFS securities at December 31, 2020 totaled $10.1 billion, a net increase of $1.7 billion, or 20%, from December 31, 2019. The increase resulted primarily from purchases of GSE MBS to maintain a ratio of MBS and ABS to total regulatory capital of up to 300%.

Net unrealized gains on AFS securities at December 31, 2020 totaled $137 million, a net increase of $47 million compared to December 31, 2019, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at December 31, 2020 totaled $4.7 billion, a net decrease of $515 million, or 10%, from December 31, 2019. The decrease was due to repayments of HTM securities exceeding purchases during the year ended December 31, 2020.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2020		December 31, 2019
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$5,095	100%	$5,017	100%

Total trading securities	$5,095	100%	$5,017	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$3,463	35%	$3,885	46%
Total MBS fixed-rate	6,545	65%	4,510	54%

Total AFS securities	$10,008	100%	$8,395	100%

HTM Securities:
MBS:
Fixed-rate	$283	6%	$760	15%
Variable-rate	4,418	94%	4,456	85%
Total MBS	4,701	100%	5,216	100%

Total HTM securities	$4,701	100%	$5,216	100%

Total AFS and HTM securities:
Total fixed-rate	$10,291	70%	$9,155	67%
Total variable-rate	4,418	30%	4,456	33%

Total AFS and HTM securities	$14,709	100%	$13,611	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2020 changed slightly compared to December 31, 2019, primarily due to purchases of fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Issuer Concentration. As of December 31, 2020, we held securities classified as trading, AFS and HTM from the following issuers with a carrying value greater than 10% of our total capital. The MBS issuers listed below include one or more trusts established as separate legal entities by the issuer. Therefore, the associated carrying and estimated fair values are not necessarily indicative of our exposure to that issuer ($ amounts in millions).

	December 31, 2020
Name of Issuer	Carrying Value	Estimated Fair Value
Non-MBS:
United States Department of the Treasury	$5,095	$5,095
Fannie Mae	1,208	1,208
Federal Farm Credit Banks	1,849	1,849
Freddie Mac	256	256
MBS:
Freddie Mac	473	482
Fannie Mae	8,247	8,259
Ginnie Mae	2,623	2,625
Subtotal issuer concentration	19,751	19,774
All other issuers	190	190
Total investment securities	$19,941	$19,964

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values for short-term investments as well as carrying values and yields for trading, AFS and HTM securities as of December 31, 2020 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
Short-term investments:
Interest-bearing deposits	$100	$—	$—	$—	$100
Securities purchased under agreements to resell	2,500	—	—	—	2,500
Federal funds sold	1,215	—	—	—	1,215
Total short-term investments	3,815	—	—	—	3,815

Trading Securities:
U.S. Treasury obligations	2,980	2,115	—	—	5,095
Total trading securities	2,980	2,115	—	—	5,095

AFS Securities:
GSE and TVA debentures	705	1,225	1,573	—	3,503
GSE MBS (1)	—	284	6,206	152	6,642
Total AFS securities	705	1,509	7,779	152	10,145

HTM Securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	—	2,623	2,623
GSE MBS (1)	14	68	290	1,706	2,078
Total HTM securities	14	68	290	4,329	4,701

Total investment securities	3,699	3,692	8,069	4,481	19,941

Total investments, carrying value	$7,514	$3,692	$8,069	$4,481	$23,756

Yield on trading securities	0.90%	0.15%	—%	—%
Yield on AFS securities	1.46%	2.26%	2.60%	1.37%
Yield on HTM securities	3.21%	0.72%	0.46%	1.13%
Yield on total investment securities	1.01%	1.02%	2.52%	1.14%

(1)    Year of redemption on our MBS is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

At December 31, 2020, based on contractual maturities, investment securities due in one year or less were 19%, due after one year through five years were 19%, due after 5 years through 10 years were 40%, and due after 10 years were 22%.

For more information about our investments, see Notes to Financial Statements - Note 4 - Investments. For more information on the credit quality of our investments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments.

Total Liabilities. Total liabilities at December 31, 2020 were $62.5 billion, a net decrease of $1.9 billion, or 3%, from December 31, 2019, substantially due to a decrease in consolidated obligations.

Deposits (Liabilities). Total deposits at December 31, 2020 were $1.4 billion, a net increase of $415 million, or 43%, from December 31, 2019. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

The following table presents the average amount of, and the average rate paid on, each category of deposits that exceeds 10% of average total deposits ($ amounts in millions).

	Years Ended December 31,
Category of Deposit	2020	2019	2018
Non-interest-bearing deposits:
Average balance	$14	$47	$57

Interest-bearing deposits - demand and overnight
Average balance	$1,367	$656	$465
Average rate paid	0.20%	1.90%	1.64%

We had no individual time deposits in amounts of $100 thousand or more at December 31, 2020 or 2019.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at December 31, 2020 totaled $60.0 billion, a net decrease of $2.4 billion, or 4%, from December 31, 2019. This decrease reflected the Bank's decrease in total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. Some CO bonds are issued with terms which permit us to repay them when more favorable funding opportunities emerge. During 2020, the Bank applied a variety of strategies to effectively manage the balance and structure of its consolidated obligations as market conditions and our asset levels changed.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2020		December 31, 2019
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$16,620	28%	$17,713	28%
CO bonds	31,127	52%	23,405	38%
Total due in 1 year or less	47,747	80%	41,118	66%
Long-term CO bonds	12,119	20%	21,258	34%

Total consolidated obligations	$59,866	100%	$62,376	100%

The percentage of consolidated obligations due in 1 year or less increased from 66% at December 31, 2019 to 80% at December 31, 2020 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Additionally, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). For more detailed information regarding contractual maturities of certain of our financial assets and liabilities, see Notes to Financial Statements - Note 4 - Investments, Note 5 - Advances, and Note 10 - Consolidated Obligations.

The table below presents certain information for each category of our short-term borrowings for which the average balance outstanding during 2020, 2019 or 2018 exceeded 30% of capital at the respective year end ($ amounts in millions).

	CO Bonds With Original Maturities of One Year or Less
Short-term Borrowings	2020	2019	2018
Outstanding at year end	$17,842	$9,234	$8,001
Weighted average rate at year end	0.11%	1.22%	2.38%

Daily average outstanding for the year	$13,257	$9,683	$6,809
Weighted average rate for the year	0.39%	1.90%	1.88%

Highest outstanding at any month end	$19,141	$12,237	$8,001

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2020 and 2019, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $283 million and $208 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $23 million and $3 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2020	December 31, 2019
Advances	$16,573	$17,113
Investments	15,035	13,917
Mortgage loans	361	991
CO bonds	17,473	17,031
Discount notes	950	1,350

Total notional	$50,392	$50,402

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

December 31, 2020	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$646	$628	$(22)	$1,252
Estimated fair value of associated derivatives, net	(642)	(550)	24	(1,168)

Net cumulative fair-value hedging basis adjustments	$4	$78	$2	$84

Total Capital. Total capital at December 31, 2020 was $3.5 billion, a net increase of $293 million, or 9%, from December 31, 2019, substantially due to proceeds from the issuance of capital stock in connection with member advance activity.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2020	December 31, 2019
Capital stock	64%	63%
Retained earnings	33%	35%
AOCI	3%	2%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at December 31, 2020 compared to December 31, 2019 were substantially due to capital stock issued and outstanding in connection with member advance activity.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2020	December 31, 2019
Total GAAP capital	$3,450	$3,157
Exclude: AOCI	(105)	(68)
Add: MRCS	251	323
Total regulatory capital	$3,596	$3,412

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

Our cash and short-term investments at December 31, 2020 totaled $5.6 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at December 31, 2020 totaled $5.1 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at December 31, 2020 totaled $10.7 billion, or 17% of total assets.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2020, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $404.0 billion.

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

In 2018, the Finance Agency issued Advisory Bulletin 2018-07 that communicates the Finance Agency's expectations with respect to the maintenance of sufficient liquidity. The Bank has fully implemented such liquidity guidance on a timely basis. After December 31, 2019, the standard increased from 10 to 20 calendar days of liquidity sufficient to cover a temporary inability to issue consolidated obligations. In March 2020, as a result of a change in market conditions, the Finance Agency indicated that the FHLBanks could revert to 10 days of liquidity through April 30, 2020. In May 2020, however, as a result of continuing market conditions, the Finance Agency indicated that an FHLBank would be considered to have adequate reserves of liquid assets if, by August 31, 2020, it maintains 15 days of positive liquidity and, by December 31, 2020, it maintains 20 days of positive liquidity. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

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

	December 31, 2020	December 31, 2019
Liquidity deposit reserves	$33,574	$35,218
Less: total deposits	1,375	960
Excess liquidity deposit reserves	$32,199	$34,258

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

	December 31, 2020	December 31, 2019
Aggregate qualifying assets	$65,532	$67,170
Less: total consolidated obligations outstanding	59,950	62,392
Aggregate qualifying assets in excess of consolidated obligations	$5,582	$4,778

Ratio of aggregate qualifying assets to consolidated obligations	1.09	1.08

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

Changes in Cash Flow. The cash flows from our assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash used in operating activities for the year ended December 31, 2020 was $318 million, compared to net cash used in operating activities of $129 million for the year ended December 31, 2019. The net increase in cash used of $189 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	December 31, 2020		December 31, 2019
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,108	45%	$955	42%
Credit unions	298	12%	277	12%
Total depository institutions	1,406	57%	1,232	54%
Insurance companies	802	33%	742	32%
CDFIs	—	—%	—	—%

Total capital stock, putable at par value	2,208	90%	1,974	86%

MRCS:
Captive insurance companies	31	1%	136	6%
Former members (1)	220	9%	187	8%

Total MRCS	251	10%	323	14%

Total regulatory capital stock	$2,459	100%	$2,297	100%

(1)    Balances at both December 31, 2020 and 2019 include less than $1 million of MRCS that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

On August 26, 2020, our board of directors approved the involuntary termination of a captive insurance company member that had repaid all of its outstanding advances and directed the repurchase of all of that member's Class B stock totaling $18.3 million. This stock was repurchased on August 28, 2020. On February 19, 2021, the Bank terminated the memberships of its two remaining captive insurance company members and repurchased their excess stock of $18.1 million.

We amended and restated our capital plan effective September 26, 2020. For more information, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock under our capital plan. In general, the level of excess capital stock fluctuates with our members' level of advances and, to the extent members have opted-in to AMA activity-based stock requirements, principal amounts of MDCs.

The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	December 31, 2020	December 31, 2019
Member capital stock not subject to outstanding redemption requests	$605	$441
Member capital stock subject to outstanding redemption requests	—	1
MRCS	225	175

Total excess capital stock	$830	$617

Excess stock as a percentage of regulatory capital stock	34%	27%

The increase in excess stock during the year ended December 31, 2020 resulted from significant changes in advance activity during 2020 and, to a lesser extent, mergers involving our members.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at December 31, 2020 was 1.26% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members, should we choose to do so.

Under the amended capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2020 was 5.45%. Excess stock shall be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to the specific ratio which was initially used to calculate the repurchase obligation. Otherwise, we are not required to redeem excess stock from a member until five years (or, in the case of Class A stock, six months) after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

Our capital plan permits us, at our discretion, to retain the proceeds of redeemed or repurchased stock if we determine that there is an existing or anticipated collateral deficiency related to any obligations of the member to us until the member delivers other collateral to us, such obligations have been satisfied or the anticipated collateral deficiency is otherwise resolved to our satisfaction.

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

Capital Distributions. Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products and services. Our board of directors' decision to declare dividends is influenced by our financial condition, overall financial performance and retained earnings, as well as actual and anticipated developments in the overall economic and financial environment including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

We may, but are not required to, pay dividends on our capital stock. Dividends are non-cumulative and may be paid in cash or capital stock out of current net earnings or from unrestricted retained earnings, as authorized by our board of directors and subject to Finance Agency regulations. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligation issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations. For more information, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 22, 2021, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.00% and on Class B-1 non-activity-based stock at an annualized rate of 1.75%. The dividends were paid in cash on February 24, 2021.

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

As presented in the following table, we were in compliance with the risk-based capital requirement at December 31, 2020 and 2019 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2020	December 31, 2019
Credit risk	$158	$294
Market risk	327	198
Operations risk	146	147

Total risk-based capital requirement	$631	$639

Permanent capital	$3,596	$3,412

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the credit risk component, primarily for mortgage loans held for portfolio, based on changes in the requirements outlined in the Finance Agency Final Rule on FHLBank Capital Requirements, which took effect on January 1, 2020. This decrease was partially offset by an increase in market risk components due to changes in the market environment, including interest rates, spreads, and volatility, and changes in balance sheet composition. The operations risk component is calculated as 30% of the credit and market risk components. Our permanent capital at December 31, 2020 remained well in excess of our total risk-based capital requirement.

In August 2019, the Finance Agency issued Advisory Bulletin 2019-03 requiring that, beginning in February 2020, we maintain a ratio of total regulatory capital stock to total assets, measured on a daily average basis at month end, of at least two percent. At December 31, 2020, our ratio exceeded this requirement.

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

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - and implemented the prompt corrective action provisions of HERA that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Finance Agency Director would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. For more information, see Notes to Financial Statements - Note 12 - Capital.

Off-Balance Sheet Arrangements

The following table summarizes our off-balance-sheet arrangements (notional $ amounts in millions).

Types	December 31, 2020
Standby letters of credit outstanding	$356
Unused lines of credit (1)	998
Commitments to fund or purchase mortgage loans, net (2)	180
Unsettled CO bonds, at par	150
Unsettled discount notes, at par	250

(1)    Maximum line of credit amount for any member is $50.
(2)    Generally for periods up to 91 days.

A standby letter of credit is a financing arrangement between us and one of our members for which we charge a fee. If we are required to make payment on a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. The original terms of these standby letters of credit, including related commitments, range from 1 month to 20 years. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

Our MPP was designed to require loan servicers to foreclose loans and liquidate properties in the servicer's name rather than in the Bank's name. As the servicer progresses through the process from foreclosure to liquidation, the Bank is paid in full for all unpaid principal and accrued interest on the loan through the normal remittance process and the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. Subsequently, the servicer may submit claims to us for any remaining losses. At December 31, 2020, principal previously paid in full by our MPP servicers totaling $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies and Note 6 - Mortgage Loans Held for Portfolio. For more information on additional commitments and contingencies, see Notes to Financial Statements - Note 17 - Commitments and Contingencies.

Contractual Obligations

The following table presents the payments due or expiration terms by specified contractual obligation type ($ amounts in millions).

December 31, 2020	1 year or less	1 to 3 years	3 to 5 years	After 5 years	Total
Contractual obligations:
Long-term debt (1)	$31,126	$5,863	$1,605	$4,652	$43,246
Operating leases	—	—	—	1	1
Benefit payments (2)	6	25	5	16	52
MRCS (3)	9	27	184	31	251
Total	$31,141	$5,915	$1,794	$4,700	$43,550

(1)     Includes CO bonds reported at par and based on contractual maturities but excludes discount notes due to their short-term nature. For more information on consolidated obligations, see Notes to Financial Statements - Note 10 - Consolidated Obligations.
(2)     Amounts represent actuarial estimates of future benefit payments in accordance with the provisions of our SERP. For more information, see Notes to Financial Statements - Note 14 - Employee and Director Retirement and Deferred Compensation Plans.
(3)     The year of redemption is the later of: (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement. For more information, see Notes to Financial Statements - Note 12 - Capital.

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

We determined that two of our accounting policies and estimates are critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies pertain to:

•Derivatives and hedging activities (for more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities); and
•Fair value estimates (for more information, see Notes to Financial Statements - Note 16 - Estimated Fair Values).

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

Generally, we endeavor to use derivatives that effectively hedge specific assets or liabilities and qualify for fair-value hedge accounting. For hedging relationships that qualify for hedge accounting and are designated as fair-value hedges, the change in the fair value of the hedged item attributable to the hedged risk is recorded in current period earnings, thereby providing an offset to the change in fair value of the derivative. Any difference in the change in fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk represents "hedge ineffectiveness". If a fair-value hedging relationship qualifies for the shortcut method of hedge accounting, we can assume the change in the fair value of the derivative is perfectly offsetting the change in the fair value of the hedged item attributable to the hedged risk and, as a result, no ineffectiveness is recorded in earnings. To qualify for shortcut accounting treatment, a number of conditions must be met, including, but not limited to, the following:

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

Derivatives that are in fair-value hedging relationships but do not qualify for the shortcut method are accounted for under the long-haul method. Regression analysis is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the hedged risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and is expected to be highly effective in the future. Hedging relationships accounted for under the shortcut method are not tested for hedge effectiveness.

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

Although substantially all of our derivatives qualify for fair-value hedge accounting, we treat all derivatives that do not qualify as economic hedges for asset/liability management purposes. The changes in the estimated fair value of these economic hedges are recorded in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments for the hedged assets, liabilities, or firm commitments.

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

As of December 31, 2020, the Bank’s derivatives portfolio included $36.9 billion (notional amount) that was accounted for using the long-haul method, $3.3 billion (notional amount) that was accounted for using the shortcut method, and $10.2 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2019, the Bank’s derivatives portfolio included $40.9 billion (notional amount) that was accounted for using the long-haul method, $506 million (notional amount) that was accounted for using the shortcut method, and $9.0 billion (notional amount) that did not qualify for hedge accounting.

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

For external valuation models, we review the vendors' valuation processes, methodologies, and control procedures for reasonableness. For internal valuation models, the underlying assumptions are based on management's best estimates for:

•discount rates;
•prepayments;
•market volatility; and
•other factors.

The assumptions used in both external and internal valuation models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values. We continue to refine our valuation methodologies as markets and products develop and the pricing for certain products becomes more or less transparent.

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

Legislative and Regulatory Developments.

Final Rules.

Finance Agency Final Rule on FHLBank Housing Goals Amendments. On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of AMA mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank. We do not believe these changes will have a material effect on our financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the Finance Agency published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 ("EGRRCPA"). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by EGRRCPA. This rule eliminates these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the OCC, the Federal Reserve Board ("Federal Reserve"), the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, "Prudential Banking Regulators") jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators ("Prudential Margin Rules"). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount ("AANA") of uncleared swaps of at least $8 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin ("IM") trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the CFTC issued a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC ("CFTC Margin Rules") by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts ("MTA") for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering. This rule may have an effect on member demand for certain advances, but we cannot predict the extent of the impact. We do not expect this rule to materially affect our financial condition or results of operations.

Advisory Bulletins.

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA Risk Management. On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the FHLBank serves as a liquidity source for members, and the FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of AMA portfolios and on AMA acquisitions from a single PFI. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations. We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

LIBOR Transition.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the Finance Agency issued a Supervisory Letter ("LIBOR Supervisory Letter") to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR-referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. We have already ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the Finance Agency extended the FHLBanks' authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020 to September 30, 2020.

We do not expect the LIBOR Supervisory Letter and the related subsequent guidance will have a material effect on our financial condition or results of operations.

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. ("ISDA"), published a Supplement to the 2006 ISDA Definitions ("Supplement") and the ISDA 2020 IBOR Fallbacks Protocol ("Protocol"). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate ("IBOR"), including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol effective as of October 22, 2020, and all of our counterparties have adhered to the Protocol.

LIBOR Transition – Announcement of Future Cessation and Loss of Representativeness of the LIBOR Benchmarks. On March 5, 2021, the FCA, a regulator of financial services firms and financial markets in the UK, announced U.S. dollar LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023. We continue to evaluate the potential impact of the FCA's announcement on our financial condition and results of operations. For a discussion of the potential impact of the LIBOR transition, see Item 1A. Risk Factors.

COVID-19 Developments.

Finance Agency Supervisory Letter – Paycheck Protection Program ("PPP") Loans as Collateral for FHLBank Advances. On April 23, 2020, the Finance Agency issued a Supervisory Letter ("PPP Supervisory Letter") permitting the FHLBanks to accept PPP loans as collateral for advances as "Agency Securities," given the SBA's 100 percent guarantee of the UPB. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits. On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

CARES Act. The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•Assistance to businesses, states, and municipalities;
•A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;
•Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosening some regulations imposed through the Dodd-Frank Act;
•Direct payments to eligible taxpayers and their families;
•Expanded eligibility for unemployment insurance and payment amounts; and
•Mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPP.

Additional COVD-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, President Biden (and previously, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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
•Risk Committee
•Oversees the identification, monitoring, measurement, evaluation and reporting of risks; and
•Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management.
•Oversees the actions of the following committee.
•Information Security Steering Committee
◦Oversees the Bank's Information Security Program, which includes enterprise information security, cybersecurity, and physical security.

•Asset Liability Committee
•Evaluates the impact of macro-economic, interest rate and financial market conditions on the Bank's financial performance and capital levels; and
•Determines enterprise-level asset-liability management strategies.

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

At December 31, 2020 and 2019, advances outstanding to our insurance company members represented 43% and 47%, respectively, of our total advances outstanding, at par. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

A captive insurance company insures risks of its parent, affiliated companies and/or other entities under common control. While our captive insurance companies were members, we generally required them to, among other requirements: (i) pledge the collateral free of other encumbrances, (ii) collateralize all obligations to us, including prepayment fees, accrued interest and any outstanding AHP or MPP obligations, (iii) obtain our prior approval before pledging whole loan collateral, and (iv) provide annual audit reports of the member entity and its ultimate parent, as well as quarterly unaudited financial statements.

On February 19, 2021, the Bank terminated the memberships of its two remaining captive insurance company members. Both companies were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2020, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets (net admitted assets less separate accounts). Credit extensions to insurance company members whose total credit products exceed this threshold require an additional approval by our Bank as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. As of December 31, 2020, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

New or renewed credit extensions to captive insurance companies that became members prior to September 12, 2014 were subject to certain regulatory restrictions relating to maturity dates and could not exceed 40% of the member's total assets. As of December 31, 2020, no such captive insurance company member's total balance outstanding of credit products exceeded the percentage limit.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total restricted assets. As of December 31, 2020, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total unrestricted assets. We may impose additional restrictions on extensions of credit to our members at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2020, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 44% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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
•member executes a written security agreement; and
•member provides loan level detail on the pledged collateral on at least a monthly basis.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status at December 31, 2020, along with their corresponding collateral balances. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products at December 31, 2020, and therefore does not include all assets against which we have liens via our security agreements and Uniform Commercial Code filings ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	59	$6,445	$4,400	$—	$10,845	$6,924	$2,542
Specific listings	68	23,722	4,145	1,748	29,615	21,987	9,470
Possession	26	5,529	13,052	7,423	26,004	18,730	13,245
Hybrid (3)	24	7,261	5,468	2,045	14,774	10,259	5,789
Total	177	$42,957	$27,065	$11,216	$81,238	$57,900	$31,046

(1)     Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization requirement has been applied.
(2)     Credit outstanding includes advances (at par value), lines of credit used, and standby letters of credit.
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

Credit services management continually monitors members' collateral status and may require a member to change its collateral status based upon deteriorating financial performance, results of collateral verification reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

The Bank conducts regular collateral verification reviews of loan collateral pledged by members to confirm the existence of the pledged collateral, confirm that the collateral conforms to our eligibility requirements, and score the collateral for concentration and credit risk. Based on the results of such collateral verification reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

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

Short-Term Investments. Our short-term investments typically include securities purchased under agreements to resell, which are secured by United States Treasuries. Although we are permitted to purchase these securities for terms of up to 275 days, most mature overnight. Our short-term investments can also include federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days. Our short-term investments also include interest-bearing demand deposit accounts which are commercial deposit accounts generally opened with large, high-quality domestic financial institutions. The funds within these accounts are available for withdrawal at any time during business hours.

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

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2020, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

December 31, 2020	AA	A	Total
Domestic	$—	$100	$100
Australia	100	615	715
Netherlands	—	500	500
Total unsecured credit exposure	$100	$1,215	$1,315

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

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At December 31, 2020, these investments totaled 299.99% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

The following table presents the carrying values of our investments, excluding accrued interest, grouped by credit rating and investment category. Applicable rating levels are determined using the lowest relevant long-term rating from S&P and Moody's, each stated in terms of the S&P equivalent. Rating modifiers are ignored when determining the applicable rating level for a given counterparty or investment. Amounts reported do not reflect any subsequent changes in ratings, outlook, or watch status ($ amounts in millions).

					Below
					Investment
December 31, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	2,500	—	—	—	2,500
Federal funds sold	—	100	1,115	—	—	1,215
Total short-term investments	—	2,600	1,215	—	—	3,815

Trading securities:
U.S. Treasury obligations	—	5,095	—	—	—	5,095
Total trading securities	—	5,095	—	—	—	5,095

Other investment securities:
GSE and TVA debentures	—	3,503	—	—	—	3,503
GSE MBS	—	8,720	—	—	—	8,720
Other U.S. obligations - guaranteed RMBS	—	2,623	—	—	—	2,623
Total other investment securities	—	14,846	—	—	—	14,846

Total investments, carrying value	$—	$22,541	$1,215	$—	$—	$23,756

Percentage of total	—%	95%	5%	—%	—%	100%

December 31, 2019
Short-term investments:
Interest-bearing deposits	$—	$—	$809	$—	$—	$809
Securities purchased under agreements to resell	—	1,500	—	—	—	1,500
Federal funds sold	—	1,090	1,460	—	—	2,550
Total short-term investments	—	2,590	2,269	—	—	4,859

Trading securities:
U.S. Treasury obligations	—	5,017	—	—	—	5,017
Total trading securities	—	5,017	—	—	—	5,017

Investment securities
GSE and TVA debentures	—	3,927	—	—	—	3,927
GSE MBS	—	6,714	—	—	—	6,714
Other U.S. obligations - guaranteed RMBS	—	3,060	—	—	—	3,060
Total investment securities	—	13,701	—	—	—	13,701

Total investments, carrying value	$—	$21,308	$2,269	$—	$—	$23,577

Percentage of total	—%	90%	10%	—%	—%	100%

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2020, we had PMI coverage on $525 million or 7% of our conventional MPP mortgage loans, which included coverage of $3.8 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $13.7 million.

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

The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	2020
LRA Activity	Original	Advantage	Total
Liability, beginning of year	$7	$180	$187
Additions	—	24	24
Claims paid	—	—	—
Distributions to PFIs	(3)	(1)	(4)
Liability, end of year	$4	$203	$207

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

Credit Risk Exposure to SMI Providers. As of December 31, 2020, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $418 million. The lowest credit rating from S&P and Moody's stated in terms of the S&P equivalent, for each of our SMI companies is BBB+ for Mortgage Guaranty Insurance Corporation and BB+ for Genworth Mortgage Insurance Corporation. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

See Notes to Financial Statements - Note 6 - Mortgage Loans Held for Portfolio for our estimates of recovery associated with the expected amount of our claims for all providers of these policies in determining our allowance for credit losses.

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2020, we had PMI coverage on $14 million or 11% of our conventional MPF Program mortgage loans.

FLA and CE Obligation. If losses occur in a pool, these losses will either be: (i) recovered through the withholding of future performance-based CE fees from the PFI or (ii) absorbed by us in the FLA. As of December 31, 2020, our exposure under the FLA totaled $4 million, and CE obligations available to cover losses in excess of the FLA were $2 million. PFIs must fully collateralize their CE Obligation with assets considered acceptable by the FHLBank of Topeka.

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

	December 31, 2020
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$2	83.2%	15.9%	0.9%	—%
620-659	43	88.6%	4.2%	1.2%	6.0%
660-699	602	95.4%	0.5%	0.9%	3.2%
700-739	1,657	97.6%	0.4%	0.3%	1.7%
740 or higher	5,765	99.0%	0.1%	0.1%	0.8%
Total	$8,069	98.4%	0.2%	0.2%	1.2%

(1)     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2020, 99% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 761.

LTV Ratio (1)	December 31, 2020
< = 60%	16%
> 60% to 70%	16%
> 70% to 80%	52%
> 80% to 90% (2)	11%
> 90% (2)	5%
Total	100%

(1)     At origination.
(2)     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2020, 84% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 73%.

We believe these two measures indicate that these loans have a low risk of default.

We do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy. In addition, we require our members to warrant to us that all of the loans sold to us are in compliance with all applicable laws, including prohibitions on anti-predatory lending.

MPP and MPF Program Loan Concentration. The following table presents the percentage of UPB of MPP and MPF Program conventional loans outstanding at December 31, 2020 for the five largest state concentrations.

By State	December 31, 2020
Indiana	40%
Michigan	31%
California	7%
Virginia	2%
Colorado	2%
All others	18%
Total	100%

MPP and MPF Program Credit Performance. The UPB of our MPP and MPF Program conventional and FHA loans 90 days or more past due and accruing interest, non-accrual loans and TDRs, along with the allowance for loan losses, are presented in the table below ($ amounts in millions).

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
Past Due, Non-Accrual and Restructured Loans
Past due 90 days or more and still accruing interest (1)	$44	$13	$14	$19	$27
Non-accrual loans (1) (2) (3)	86	1	2	3	5
TDRs (4) (5)	11	12	12	14	14

Allowance for Credit Losses on Mortgage Loans (6)
Allowance for credit losses, beginning of the year	$—	$1	$1	$1	$1
Charge-offs	—	—	—	—	—
Provision for (reversal of) credit losses	—	(1)	—	—	—
Allowance for credit losses, end of the year	$—	$—	$1	$1	$1

(1)     The Bank continues to apply its existing accounting policies for past due, non-accrual, and charge-offs for COVID-19-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. As of December 31, 2020, the total UPB of our conventional mortgage loans in informal, COVID-19-related forbearance past due 90 days or more and still accruing interest was $26 million.
(2)     Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). At December 31, 2020, the total UPB of our non-accrual loans in informal, COVID-19-related forbearance was $59 million.
(3)    The interest income shortfall on non-accrual loans was $3 million for the year ended December 31, 2020, and less than $1 million for the years ended December 31, 2019, 2018, 2017, and 2016.
(4)     Represents TDRs that are still performing. TDRs related to mortgage loans are considered to have occurred when a concession is granted to the debtor related to the debtor's financial difficulties that would not otherwise be considered for economic or legal reasons. We do not participate in government-sponsored loan modification programs.
(5)    Due to the temporary relief from the accounting and reporting requirements for TDRs provided by the CARES Act and further clarified by the Interagency Statement, we have excluded all qualifying COVID-19-related loan modifications considered to be formal, i.e., the legal terms of the loan were changed, from TDR classification and accounting. As of December 31, 2020, we had $12 million of conventional mortgage loans outstanding that were formally modified due to COVID-19 hardships that were not reported as TDRs. In addition, as of December 31, 2020, we had $112 million of conventional mortgage loans outstanding that were informally modified due to COVID-19 hardships, none of which were determined to be TDRs.
(6)     At December 31, 2020, 2019, 2018, 2017, and 2016, our allowance for credit losses included an expected loss on $1 million, $1 million, $2 million, $2 million, and $3 million, respectively, of principal previously paid in full by the servicers that remained subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties.

The serious delinquency rate for government-guaranteed or -insured mortgages was 3.36% at December 31, 2020, compared to 0.94% at December 31, 2019. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 1.14% at December 31, 2020, compared to 0.10% at December 31, 2019. Both rates were below the national serious delinquency rate.
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

Due to the COVID-19 pandemic, we authorized the suspension of foreclosures and evictions (with certain exceptions) through March 31, 2021 which will extend the time to complete foreclosures across the portfolio.

Overall, the trends in the credit performance of our mortgage loans held for portfolio over the last five years have been positive. There has been an increase in the overall delinquency rate due to payment forbearances as a result of the COVID-19 pandemic. Absent the forbearance loans, the delinquency rate and loan performance has remained strong.

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
The contractual or notional amount of derivative transactions reflects the extent of our participation in the various classes of financial instruments. Our credit risk with respect to derivative transactions is the estimated cost of replacing the derivative positions if there is a default, minus the value of any related collateral. In determining credit risk, we consider accrued interest receivables and payables as well as the requirements to net assets and liabilities. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities.

The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

December 31, 2020	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Cleared derivatives (1)	$15,028	$1	$171	$172
Liability positions with credit exposure
Cleared derivatives (1)	18,962	(2)	112	110
Total derivative positions with credit exposure to non-member counterparties	33,990	(1)	283	282
Total derivative positions with credit exposure to member institutions (2)	178	1	—	1
Subtotal - derivative positions with credit exposure	34,168	$—	$283	$283
Derivative positions without credit exposure	16,224

Total derivative positions	$50,392

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

Our operations rely on the secure processing, storage and transmission of sensitive/confidential and other information in our computer systems, software and networks. As a result, our Information Security Program is designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Information Security Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Information Security controls designed to protect and detect are in place, including procedures to respond to and mitigate the consequences of security incidents. Periodically, we engage external third parties to assess our Information Security Program and perform testing to validate the effectiveness of the controls.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate both a business resumption center and a disaster recovery data center, at separate locations, with the objective of being able to fully recover all critical activities in a timely manner. Both facilities are subject to periodic testing to demonstrate the Bank's resiliency in the event of a disaster. In addition, all Bank staff now have the capabilities to work remotely. We also have a back-up agreement in place with the FHLBank of Cincinnati in the event critical business operations at the Bank's primary and back-up facilities are inoperable.

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

Business Risk Management. Business risk is the risk of an adverse impact on profitability resulting from external factors that may occur in both the short and long term. Business risk includes economic, political, strategic, reputation, legislative and regulatory developments or events that are beyond our control. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, conducting long-term strategic planning and continually monitoring general economic conditions and the external environment.

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
•the change in the relationship of FHLBank System debt spreads to relevant indices (commonly referred to as "basis" risk); and
•the change in the relationship between fixed rates and variable rates.

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

Our general approach toward managing interest-rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest-rate sensitivity to within our specified tolerances. Additionally, in order to manage the exposure to mortgage contraction (prepayment) and extension risk, the outstanding balance of mortgage loans is limited to a proportion of total assets and the total amount of our investments in MBS must not exceed 300% of our total regulatory capital on the day of purchase. Derivative financial instruments, primarily interest-rate swaps, are frequently employed to hedge the interest-rate risk and/or embedded option risk on advances, debt, GSE debentures and Agency MBS held as investments.

The prepayment option on an advance can create interest-rate risk. If a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, we charge a prepayment fee, thereby substantially reducing market risk associated with the prepayment of an advance.

We have significant investments in mortgage loans and MBS. The prepayment options embedded in mortgages can result in extensions or contractions in the expected weighted average life of these investments, depending on changes in interest rates and other economic factors. We primarily manage the interest-rate and prepayment risk associated with mortgages through debt issuance, which includes both callable and non-callable debt, to achieve cash-flow patterns and liability durations similar to those expected on the mortgage portfolios. Due to the use of call options and lockouts, and by selecting appropriate maturity sectors, callable debt provides an element of protection for the prepayment risk in the mortgage portfolios. The average life of callable debt, like that of a mortgage, shortens when interest rates decrease and lengthens when interest rates increase.

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

•Interest Rates - level of interest rates and parallel and non-parallel shifts in the yield curve;
•Basis Risk - the risk that changes to one interest-rate index will not perfectly offset changes to another interest-rate index;
•Volatility - varying values of assets or liabilities created by the changing expectations of the magnitude or frequency of changes in interest rates;
•Embedded Options - includes consideration of potential variability in the cash flows of financial instruments (i.e., advance, investment or derivative) resulting from any options embedded in the instruments, such as prepayment options in mortgages and callable bonds; and
•Prepayment Speeds - expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS, variations from which alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

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

The VaR approach used for calculating the first factor is primarily based upon historical simulation methodology. The estimation incorporates scenarios that reflect interest-rate shifts, interest-rate volatility, and changes in the shape of the yield curve. Beginning in 2020, these observations are based on historical information from 1992 to the present. Previously, these observations were based on historical information from 1978 to the present. Beginning in 2020, when calculating the risk-based capital requirement, the VaR comprising the first factor of the market risk component is defined as the average of the five worst-case scenarios. Previously, it was calculated using the potential dollar loss from adverse market movements, for a holding period of 120 business days, with a 99% confidence interval, based on those historical prices and market rates. The table below presents the VaR ($ amounts in millions).

Years Ended	VaR	High	Low	Average
December 31, 2020	$327	$327	$230	$279
December 31, 2019	198	326	176	249

The second factor is the amount, if any, by which the current market value of total regulatory capital is less than 85% of the book value of total regulatory capital.

Duration of Equity. Duration of equity is a measure of interest-rate risk and is one of the primary metrics used to manage our market risk exposure. It is a linear estimate of the percentage change in our MVE that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using the LIBOR curve, the OIS curve or external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for defined interest rate shock scenarios, including scenarios for which the interest-rate curve is 100 bps and 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity for the base scenario. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

The Bank's duration of equity is impacted by the convexity of its financial instruments. Convexity measures the rate of change of duration, or curvature, as a function of interest-rate changes. Measurement of convexity is important because of the optionality embedded in the mortgage assets and callable debt liabilities. The mortgage assets exhibit negative convexity due to embedded prepayment options. Callable debt liabilities exhibit positive convexity due to embedded options that we can exercise to redeem the debt prior to maturity. Management routinely reviews the net convexity exposure and considers it when developing funding and hedging strategies for the acquisition of mortgage-based assets. A primary strategy for managing convexity risk arising from our mortgage portfolio is the issuance of callable debt. The negative convexity of the mortgage assets tends to be partially offset by the positive convexity contributed by underlying callable debt liabilities.

Market Value of Equity. MVE represents the difference between the estimated market value of total assets and the estimated market value of total liabilities, including any off-balance sheet positions. It measures, in present value terms, the long-term economic value of current capital and the long-term level and volatility of net interest income.

We also monitor the sensitivities of MVE to potential interest-rate scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus large parallel rate shifts in rates. Our board of directors determines acceptable ranges for the change in MVE for 100 bps parallel upward or downward shift in the interest-rate curves.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

December 31, 2020	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,621	$3,605	$3,559	$3,579	$3,590
Percent change in MVE from base	1.8%	1.3%	0%	0.6%	0.9%
MVE/book value of equity	97.8%	97.4%	96.2%	96.7%	97.0%
Duration of equity	—	0.8	0.7	(0.7)	0.4

December 31, 2019	Down 200 (2)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,353	$3,285	$3,237	$3,175	$3,171
Percent change in MVE from base	3.6%	1.5%	0%	(1.9)%	(2.0)%
MVE/book value of equity	96.4%	94.4%	93.0%	91.2%	91.1%
Duration of equity	2.0	0.5	2.4	0.5	0.5

(1)     Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.

The changes in those key metrics from December 31, 2019 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition, and our hedging strategies.

During 2020, we refined certain methodologies underlying the calculations of our key risk metrics and the net impact of the changes on our metrics was slightly favorable.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap was 0.01% and 0.08% at December 31, 2020 and 2019, respectively.

As part of our overall interest-rate risk management process, we continue to evaluate strategies to manage interest-rate risk. Certain strategies, if implemented, could have an adverse impact on future earnings.

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures. The primary types of derivatives used are interest-rate swaps and caps. Derivatives increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market. We do not speculate using derivatives and do not engage in derivatives trading.

Hedging Debt Issuance. When CO bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the consolidated obligations market. A typical hedge of this type occurs when a CO bond is issued, while we simultaneously execute a matching interest rate swap. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO bond. In this transaction we typically pay a variable interest rate which closely matches the interest payments we receive on short-term or variable-rate advances or investments. This intermediation between the capital and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO bonds that we issue. Occasionally, interest rate swaps are executed to hedge discount notes.

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

Other Hedges. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our risk management policies. On an infrequent basis, we may act as an intermediary between certain smaller member institutions and the capital markets by executing interest-rate swaps with members.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31, 2020	December 31, 2019
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$9,315	$10,961
		Economic	—	22
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	7,258	6,128
Pay floating with embedded features, receive floating interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Economic	—	2
Sub-total advances			16,573	17,113
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	4,992	4,072
		Economic	5,050	5,010
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	4,367	4,166
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	626	669
Sub-total investments			15,035	13,917
Mortgage loans:
Interest-rate swaption	Provides the option to enter into an interest-rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge.	Economic	—	850
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	181	70
Sub-total mortgage loans			181	920
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	11,018	4,353
		Economic	—	250
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	3,278	11,428
		Economic	—	—
Receive float, pay float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	3,177	1,000
Sub-total CO bonds			17,473	17,031
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	950	1,350
Sub-total discount notes			950	1,350
Stand-alone derivatives:
MDCs	Protects against fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	180	71
Sub-total stand-alone derivatives			180	71
Total notional			$50,392	$50,402

The use of different types of derivatives varies based on our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2020			December 31, 2019
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$5,095	$5,095	100%	$5,017	$5,017	100%
Total trading securities, fair value	$5,095	$5,095	100%	$5,017	$5,017	100%

AFS securities:
Total fixed-rate	$10,008	$10,008	100%	$8,395	$8,395	100%
Total AFS securities, amortized cost	$10,008	$10,008	100%	$8,395	$8,395	100%

Advances:
Total fixed-rate	$25,452	$16,573	65%	$24,999	$17,111	68%
Total variable-rate	5,239	—	—%	7,273	2	—%
Total advances, par value	$30,691	$16,573	54%	$32,272	$17,113	53%

CO bonds:
Total fixed-rate	$24,766	$14,296	58%	$27,596	$16,031	58%
Total variable-rate	18,480	3,177	17%	17,067	1,000	6%
Total CO bonds, par value	$43,246	$17,473	40%	$44,663	$17,031	38%

Discount notes:
Total fixed-rate	$16,620	$950	6%	$17,713	$1,350	8%
Total discount notes, par value	$16,620	$950	6%	$17,713	$1,350	8%
For information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

Replacement of the LIBOR Benchmark Interest Rate

In July 2017, the FCA, a regulator of financial services firms and financial markets in the UK, announced that it will plan for a phase-out of regulatory oversight responsibilities for LIBOR interest rate indices. The FCA indicated that it will cease persuading or compelling banks to submit rates for the calculation of LIBOR after 2021 and that the continuation of LIBOR on the current basis will not be guaranteed after 2021. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018.

In March 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023.

Most of our advances, investments, CO bonds, derivative assets, derivative liabilities, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond the date in which the applicable LIBOR setting ceases to be provided or to be representative. As a result, we are continuing to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR as the dominant replacement on an ongoing basis.

We continue to implement our transition plan that has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. The key components of our LIBOR replacement plan are: exposure, fallback language, information technology systems preparation, and balance sheet strategy. We have evaluated our current exposure to LIBOR including completing an inventory of all financial instruments impacted and identifying financial instruments and contracts that may require adding or adjusting fallback language. We have assessed our operational readiness and, as a result, are configuring our core Bank systems and replacing LIBOR references in policies and procedures. From a balance-sheet management perspective, we participate in the issuance of SOFR-indexed debt. In addition, in accordance with the Supervisory Letter issued by the Finance Agency to the FHLBanks on September 27, 2019, we have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. We have also ceased the issuance of LIBOR-indexed debt with maturities beyond 2021. Further, beginning March 31, 2020, we have ceased entering into transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. Beginning June 30, 2020, we are no longer authorized to enter into derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

We have revised our members’ collateral reporting requirements to distinguish LIBOR-linked collateral that matures after December 31, 2021. Finally, we have implemented OIS as an alternative interest rate hedging strategy for certain financial instruments.

The following table presents our LIBOR-rate indexed financial instruments outstanding at December 31, 2020 and 2019 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
December 31, 2020	2021	2022 and thereafter	Total
Assets:
Advances, par value (1)	$40	$3,453	$3,493
Mortgage-backed securities, par value (2)	—	3,587	3,587
Total	$40	$7,040	$7,080

Interest-rate swaps - receive leg, notional (2):
Cleared	$2,037	$6,468	$8,505
Uncleared	105	10,550	10,655
Total	$2,142	$17,018	$19,160

Liabilities:
CO bonds, par value (2)	$6,675	$—	$6,675

Interest-rate swaps - pay leg, notional (2):
Cleared	$12,711	$434	$13,145
Uncleared	2,950	204	3,154
Total	$15,661	$638	$16,299

Other derivatives, notional:
Interest-rate caps held (2)	$—	$626	$626

	Year of Maturity
December 31, 2019	2020	2021	2022 and thereafter	Total
Assets:
Advances, par value (1)	$178	$311	$3,841	$4,330
Mortgage-backed securities, par value (2)	12	—	4,437	4,449
Total	$190	$311	$8,278	$8,779

Interest-rate swaps - receive leg, notional (2):
Cleared	$4,364	$1,871	$7,087	$13,322
Uncleared	279	117	10,814	11,210
Total	$4,643	$1,988	$17,901	$24,532

Liabilities:
CO bonds, par value (2)	$10,235	$1,050	$—	$11,285

Interest-rate swaps - pay leg, notional (2):
Cleared	$4,520	$849	$234	$5,603
Uncleared	2,737	2,445	6,248	11,430
Total	$7,257	$3,294	$6,482	$17,033

Other derivatives, notional:
Interest-rate caps held (2)	$43	$—	$626	$669

(1)    Year of maturity on our advances is based on redemption term.
(2)    Year of maturity on our MBS, interest-rate swaps, CO bonds and interest-rate caps is based on contractual maturity. The actual maturities on MBS will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2020. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 8 and 16 to the financial statements, the Bank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2020 was $50 billion, of which 80% were designated as hedging instruments, and the net fair value of derivative assets and liabilities as of December 31, 2020 was $283 million and $23 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, such as interest rate curves and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the interest rate curves and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the method, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate related derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the interest rate curves and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 10, 2021

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31, 2020	December 31, 2019
Assets:
Cash and due from banks (Note 3)	$1,811,544	$220,294
Interest-bearing deposits (Note 4)	100,026	809,141
Securities purchased under agreements to resell (Note 4)	2,500,000	1,500,000
Federal funds sold (Note 4)	1,215,000	2,550,000
Trading securities (Note 4)	5,094,703	5,016,649
Available-for-sale securities (amortized cost of $10,007,978 and $8,394,665, respectively) (Note 4)	10,144,899	8,484,478
Held-to-maturity securities (estimated fair values of $4,723,796 and $5,216,206, respectively) (Note 4)	4,701,302	5,216,401
Advances (Note 5)	31,347,486	32,480,108
Mortgage loans held for portfolio, net (Note 6)	8,515,645	10,815,037
Accrued interest receivable	103,076	131,822
Premises, software, and equipment, net (Note 7)	33,993	36,549
Derivative assets, net (Note 8)	283,082	208,008
Other assets	74,000	42,288

Total assets	$65,924,756	$67,510,775

Liabilities:
Deposits (Note 9)	$1,375,206	$960,304
Consolidated obligations (Note 10):
Discount notes	16,617,079	17,676,793
Bonds	43,332,946	44,715,224
Total consolidated obligations, net	59,950,025	62,392,017
Accrued interest payable	63,581	178,981
Affordable Housing Program payable (Note 11)	34,402	38,084
Derivative liabilities, net (Note 8)	22,979	3,206
Mandatorily redeemable capital stock (Note 12)	250,768	322,902
Other liabilities	777,493	458,521

Total liabilities	62,474,454	64,354,015

Commitments and contingencies (Note 17)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,075,696 and 19,740,755, respectively	2,207,570	1,974,076
Retained earnings:
Unrestricted	868,904	864,454
Restricted	268,426	250,854
Total retained earnings	1,137,330	1,115,308
Total accumulated other comprehensive income	105,402	67,376
Total capital	3,450,302	3,156,760

Total liabilities and capital	$65,924,756	$67,510,775

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Interest Income:
Advances	$329,675	$813,152	$726,243
Interest-bearing deposits	5,652	22,050	21,004
Securities purchased under agreements to resell	11,644	79,100	58,940
Federal funds sold	10,793	62,235	54,602
Trading securities	90,860	53,213	—
Available-for-sale securities	103,658	214,558	197,600
Held-to-maturity securities	70,019	150,822	152,581
Mortgage loans held for portfolio	231,152	357,231	354,091
Other interest income, net	—	—	17
Total interest income	853,453	1,752,361	1,565,078

Interest Expense:
Consolidated obligation discount notes	116,680	440,305	392,281
Consolidated obligation bonds	461,953	1,050,015	865,298
Deposits	2,856	12,899	11,021
Mandatorily redeemable capital stock	8,594	11,863	8,391
Other interest expense	—	37	—
Total interest expense	590,083	1,515,119	1,276,991

Net interest income	263,370	237,242	288,087
Provision for (reversal of) credit losses	140	(289)	(231)

Net interest income after provision for credit losses	263,230	237,531	288,318

Other Income:
Net realized gains from sale of available-for-sale securities	504	—	32,407
Net realized losses from sale of held-to-maturity securities	—	—	(45)
Net gains (losses) on trading securities	(14,484)	32,996	—
Net losses on derivatives and hedging activities	(48,362)	(18,983)	(13,350)
Service fees	559	776	995
Standby letters of credit fees	690	703	609
Other, net	5,577	4,817	(107)
Total other income (loss)	(55,516)	20,309	20,509

Other Expenses:
Compensation and benefits	60,789	55,494	49,938
Other operating expenses	31,609	29,526	28,476
Federal Housing Finance Agency	4,989	4,189	3,633
Office of Finance	5,005	4,907	4,503
Other	6,742	4,878	4,971
Total other expenses	109,134	98,994	91,521

Income before assessments	98,580	158,846	217,306

Affordable Housing Program assessments	10,717	17,071	22,570

Net income	$87,863	$141,775	$194,736

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$87,863	$141,775	$194,736

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	47,108	36,827	(39,533)

Net non-credit portion of other-than-temporary impairment losses	—	—	(29,271)

Pension benefits, net (Note 14)	(9,082)	(11,138)	(915)

Total other comprehensive income (loss)	38,026	25,689	(69,719)

Total comprehensive income	$125,889	$167,464	$125,017

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2018, 2019, and 2020
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2017	18,578	$1,857,766	$792,783	$183,551	$976,334	$111,406	$2,945,506

Total comprehensive income			155,788	38,948	194,736	(69,719)	125,017

Proceeds from issuance of capital stock	1,044	104,432					104,432

Redemption/repurchase of capital stock	—	(32)					(32)

Shares reclassified to mandatorily redeemable capital stock, net	(312)	(31,214)					(31,214)

Cash dividends on capital stock (5.00%)			(93,260)	—	(93,260)		(93,260)

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			113,420	28,355	141,775	25,689	167,464

Proceeds from issuance of capital stock	1,941	194,102					194,102

Shares reclassified to mandatorily redeemable capital stock, net	(1,510)	(150,978)					(150,978)

Cash dividends on capital stock (5.31%)			(104,277)	—	(104,277)		(104,277)

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income			70,291	17,572	87,863	38,026	125,889

Proceeds from issuance of capital stock	2,669	266,906					266,906

Redemption/repurchase of capital stock	(6)	(621)					(621)

Shares reclassified to mandatorily redeemable capital stock, net	(328)	(32,791)					(32,791)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (3.66%)			(76,415)	—	(76,415)		(76,415)

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$87,863	$141,775	$194,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	74,130	44,492	74,366
Changes in net derivative and hedging activities	(420,090)	(287,098)	45,201
Loss on disposition of equipment	—	—	37
Provision for (reversal of) credit losses	140	(289)	(231)
Net losses (gains) on trading securities	14,484	(32,996)	—
Net realized gains from sale of available-for-sale securities	(504)	—	(32,407)
Net realized losses from sale of held-to-maturity securities	—	—	45
Changes in:
Accrued interest receivable	28,855	(7,660)	(19,387)
Other assets	(28,853)	(6,538)	541
Accrued interest payable	(115,401)	(986)	44,192
Other liabilities	41,255	20,684	46,224
Total adjustments, net	(405,984)	(270,391)	158,581

Net cash provided by (used in) operating activities	(318,121)	(128,616)	353,317

Investing Activities:
Net change in:
Interest-bearing deposits	169,514	65,727	(547,189)
Securities purchased under agreements to resell	(1,000,000)	1,712,726	(607,266)
Federal funds sold	1,335,000	535,000	(1,805,000)
Trading securities:
Proceeds from maturities	4,160,000	—	—
Proceeds from sales	—	249,844	—
Purchases	(4,252,538)	(5,233,497)	—
Available-for-sale securities:
Proceeds from maturities	593,550	510,500	102,522
Proceeds from sales	96,779	—	203,841
Purchases	(1,851,436)	(785,129)	(972,799)
Held-to-maturity securities:
Proceeds from maturities	1,428,899	1,114,938	961,778
Proceeds from sales	—	—	41,226
Purchases	(744,501)	(663,607)	(780,272)
Advances:
Principal repayments	255,014,417	351,631,834	343,131,228
Disbursements to members	(253,433,610)	(351,074,140)	(341,791,120)
Mortgage loans held for portfolio:
Principal collections	4,398,392	1,879,313	1,191,873
Purchases from members	(2,082,767)	(1,307,159)	(2,255,741)
Purchases of premises, software, and equipment	(4,641)	(6,230)	(6,765)
Loans to other Federal Home Loan Banks:
Principal repayments	90,000	—	400,000
Disbursements	(90,000)	—	(400,000)

Net cash provided by (used in) investing activities	3,827,058	(1,369,880)	(3,133,684)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2020	2019	2018
Financing Activities:
Changes in deposits	414,531	375,975	(68,140)
Net payments on derivative contracts with financing elements	(3,694)	1,824	(340)
Net proceeds from issuance of consolidated obligations:
Discount notes	355,337,396	342,745,604	352,096,048
Bonds	48,663,468	40,241,691	17,386,007
Payments for matured and retired consolidated obligations:
Discount notes	(356,372,123)	(345,937,042)	(351,576,032)
Bonds	(50,052,784)	(35,902,870)	(14,996,190)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	250,000	—
Principal repayments	—	(250,000)	—
Proceeds from issuance of capital stock	266,906	194,102	104,432
Proceeds from issuance of mandatorily redeemable capital stock	—	3,704	—
Payments for redemption/repurchase of capital stock	(621)	—	(32)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(104,925)	(656)	(26,660)
Partial recovery of prior capital distribution to Financing Corporation	10,574	—	—
Dividend payments on capital stock	(76,415)	(104,277)	(93,260)

Net cash provided by (used in) financing activities	(1,917,687)	1,618,055	2,825,833

Net increase in cash and due from banks	1,591,250	119,559	45,466

Cash and due from banks at beginning of year	220,294	100,735	55,269

Cash and due from banks at end of year	$1,811,544	$220,294	$100,735

Supplemental Disclosures:
Cash activities:
Interest payments	$804,173	$1,501,471	$1,193,500
Affordable Housing Program payments	14,399	19,734	13,989
Non-cash activities:
Purchases of investment securities, traded but not yet settled	236,507	84,086	—
Capitalized interest on certain held-to-maturity securities	1,412	4,624	4,984
Par value of shares reclassified to mandatorily redeemable capital stock, net	32,791	150,978	31,214

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2020 and 2019, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2020, 2019, and 2018. We use acronyms and terms throughout these Notes to Financial Statements that are defined herein or in the Defined Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

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

Each member must purchase a minimum amount of our capital stock based on the amount of its total assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) hold our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock, to the extent declared by our board of directors, receive dividends on their capital stock, subject to the applicable regulations as discussed in Note 12 - Capital. For more information about transactions with related parties, see Note 18 - Related Party and Other Transactions.

The FHLBanks' Office of Finance was established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations, consisting of bonds and discount notes, and to prepare and publish the FHLBanks' combined quarterly and annual financial reports.

Proceeds from the issuance of consolidated obligations are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock issued to members provide additional funds. We primarily use these funds to:

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

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank's financial position, results of operations and cash flows for the periods presented. All such adjustments were of a normal recurring nature.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. The most significant estimates pertain to derivatives and hedging activities, as discussed in Note 8 - Derivatives and Hedging Activities, and the fair values of financial instruments.

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, reflect appropriate valuation methods and have been determined based on the assumptions that we believe market participants would use in pricing the asset or liability. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. For more information, see Note 16 - Estimated Fair Values.

Reclassifications. We have reclassified certain amounts reported in prior periods to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total capital, net income, total comprehensive income or net cash flows.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Securities purchased under agreements to resell are treated as short-term, collateralized financings. These securities are held in safekeeping in the Bank's name by third-party custodians approved by us. If the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in the Bank's name, and/or (ii) remit an equivalent amount of cash, or the dollar value of the resale agreement will be reduced accordingly. Federal funds sold are treated as short-term, unsecured loans.

Allowance for Credit Losses. As a result of adopting new accounting guidance on January 1, 2020, these investments are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We use the collateral maintenance provision practical expedient for securities purchased under agreements to resell whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost.

Prior to January 1, 2020, we recorded an allowance for credit losses on these investments only if it was probable a loss had been incurred as of the statement of condition date and the amount of loss could be reasonably estimated. For more information on the allowance methodology related to these investments, see Note 4 - Investments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition.

Trading Securities. Securities classified as trading are held for liquidity purposes and carried at fair value. We record changes in the fair value of these securities through other income as net gains (losses) on trading securities. Finance Agency regulation and our risk management policies prohibit the speculative use of these instruments and limit the credit risk arising from these securities.

HTM Securities. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM. The carrying value includes adjustments made to the cost basis of the security for purchase discount and related accretion, purchase premium and related amortization, and collection of principal.

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

AFS Securities. Securities that are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities in hedge relationships that qualify as fair-value hedges. For those securities, beginning January 1, 2019, we record the portion of the change in fair value attributable to the risk being hedged in interest income together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value in OCI as net unrealized gains (losses) on AFS securities.

Prior to January 1, 2019, we recorded the portion of the change in the fair value of the investment related to the risk being hedged in other income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative.

Allowance for Credit Losses. Our HTM securities are evaluated quarterly for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the securities do not possess similar risk characteristics. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

We individually evaluate our AFS securities for impairment on a quarterly basis. Impairment exists when the estimated fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there could be a shortfall in receiving all cash flows contractually due. In those instances where we determine a shortfall could exist, we compare the present value of cash flows to be collected from the security with its amortized cost. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited by the amount of the unrealized loss and excludes any uncollectible accrued interest receivable, which is measured separately.

If we do not intend to sell an impaired AFS security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, any remaining difference between the security’s estimated fair value and amortized cost is recorded to net unrealized gains (losses) on AFS securities within OCI. If we intend to sell an impaired AFS security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses is reversed and the amortized cost basis is written down to the security’s estimated fair value at the reporting date with any such impairment reported in earnings as net gains (losses) on investment securities. For more information on the allowance methodology related to our HTM and AFS securities, see Note 4 - Investments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Amortization of Purchase Premiums and Discounts. Since we hold a large number of similar loans underlying our MBS and ABS, for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, we amortize or accrete premiums and discounts on MBS and ABS to interest income over the estimated cash flows of each security using a level-yield under the retrospective interest method. This method requires that we estimate prepayments over the estimated life of the securities and retrospectively adjust the effective yield each time the estimated remaining cash flows change as if the new estimate had been used since the original acquisition date. Changes in interest rates are a significant assumption used in estimating the timing and amount of prepayments.

We amortize the purchased premium on callable non-MBS debt securities at an individual security level using a level-yield methodology to the earliest call date. For all other non-MBS investments, we amortize or accrete premiums and discounts at an individual security level using a level-yield methodology over the contractual life of the securities. Prepayments on all non-MBS investments are not estimated but only taken into account as they actually occur.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income as net realized gains (losses) from sale of securities.

Investment Securities - Other-Than-Temporary Impairment. On January 1, 2020, the accounting guidance related to OTTI for investments was superseded. Under prior guidance, on a quarterly basis, we evaluated our individual AFS and HTM securities that had been previously OTTI or were in an unrealized loss position to determine if any such securities were OTTI. A security was in an unrealized loss position (i.e., impaired) when its estimated fair value was less than its amortized cost. We considered an impaired debt security to be OTTI under any of the following conditions:

•we intended to sell the debt security;
•based on available evidence, we believed it was more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost; or
•we did not expect to recover the entire amortized cost of the debt security.

Recognition of OTTI. If either of the first two conditions above were met, we recognized an OTTI loss in earnings equal to the entire difference between the debt security's amortized cost and its estimated fair value as of the statement of condition date. For those impaired securities that met neither of these two conditions, we performed a cash flow analysis to determine whether we expected to recover the entire amortized cost of each security.

If the present value of the cash flows expected to be collected was less than the amortized cost of the debt security, a credit loss equal to that difference was recorded, and the carrying value of the debt security was adjusted to its estimated fair value. However, rather than recognizing the entire difference between the amortized cost and estimated fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) was recognized in earnings, while the remaining amount, if any, related to all other factors (i.e., the non-credit component) was recognized in OCI. The credit loss on a debt security was capped at the amount of that security's unrealized loss. The new amortized cost basis of the OTTI security, which reflected the credit loss, would not be adjusted for any subsequent recoveries of fair value.

The total OTTI loss was included in other income with an offset for the portion recognized in OCI. The remaining amount represented the credit loss.

Additional OTTI. Subsequent to any recognition of OTTI, if the present value of cash flows expected to be collected was less than the amortized cost basis (which reflected previous credit losses), we recorded an additional credit loss equal to that difference as additional OTTI. The total amount of additional OTTI (both credit and non-credit component, if any) was determined as the difference between the security's amortized cost, less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI, and its fair value. For certain AFS or HTM securities that were previously impaired and subsequently incurred additional credit losses, an amount equal to the additional credit losses, up to the amount of non-credit losses remaining in AOCI, was reclassified out of AOCI and into other income.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Subsequent increases and decreases (if not an additional OTTI) in the estimated fair value of OTTI AFS securities were netted against the non-credit component of OTTI recognized previously in AOCI. For HTM securities, the OTTI in AOCI was accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future projected cash flows (with no effect on earnings unless the security was subsequently sold, matured or additional OTTI was recognized). For debt securities classified as AFS, we did not accrete the OTTI in AOCI to the carrying value because the subsequent measurement basis for these securities was the estimated fair value.

Interest Income Recognition. As of the initial OTTI measurement date, a new accretable yield was calculated for the OTTI debt security. This yield was then used to calculate the portion of the credit losses included in the amortized cost of the security to be recognized into interest income each period over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

On a quarterly basis, we re-evaluated the estimated cash flows and accretable yield. If there was no additional OTTI and there was either (i) a significant increase in the security's expected cash flows or (ii) a favorable change in the timing and amount of the security's expected cash flows, we adjusted the accretable yield on a prospective basis.

Advances. We record advances at amortized cost, adjusted to include swap termination fees associated with modified advances, net of deferred prepayment fees, and fair-value hedging basis adjustments. We amortize such fees and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of the advance. When an advance is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments to amortized cost. We record interest on advances to interest income as earned.

Prepayment Fees. We charge a borrower a prepayment fee when the borrower repays certain advances prior to maturity. We report prepayment fees, net of any associated swap termination fees and hedging basis adjustments, in interest income on advances.

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

We account for the transaction as an extinguishment if both of the following criteria are met: (i) the effective yield of the new advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks who is not prepaying, and (ii) modifications of the original advance are determined to be more than minor, i.e., if the present value of the cash flows under the terms of the new advance is at least 10% different from the present value of the remaining cash flows under the original advance or through an evaluation of qualitative factors, which may include changes in the interest-rate exposure to the member by moving from a fixed to an adjustable-rate advance. In all other instances, the transaction is accounted for as an advance modification.

If the transaction is determined to be an advance extinguishment, we recognize income from nonrefundable prepayment fees, net of associated swap termination fees, in the period that the extinguishment occurs. Alternatively, if no prepayment fees are received (e.g., the member requests that we embed the prepayment fee into the rate of the new advance), the excess of the present value of the cash flows of the new advance over those of an advance with a current market rate and otherwise comparable terms is immediately recognized in income, and the basis of the new advance is adjusted accordingly.

If the transaction is determined to be an advance modification, the nonrefundable prepayment fees, net of swap termination fees, associated with the modification of the original advance are not immediately recognized in income but are (i) included in the carrying value of the modified advance and amortized into interest income over the life of the new advance using a level-yield methodology or (ii) embedded into the rate of the modified advance and recorded as an adjustment to the interest accrual.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses. As a result of adopting new accounting guidance on January 1, 2020, our advances are evaluated quarterly for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the advances do not possess similar risk characteristics. If any credit losses are expected, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

Prior to January 1, 2020, we recorded an allowance for credit losses on advances only if it was probable a loss had been incurred as of the statement of condition date and the amount of loss could be reasonably estimated. For more information on the allowance methodology related to advances, see Note 5 - Advances.

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the positive intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported at cost, adjusted to include premiums paid to and discounts received from PFIs, hedging basis adjustments, and the allowance for credit losses.

We amortize or accrete premiums and discounts, certain loan fees or costs, and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of the loans. When a loan is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments to the loan's amortized cost.

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

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income (for any interest accrued in the current year) and/or the allowance for credit losses (for any interest accrued in the previous year). A loan on non-accrual status may be restored to accrual status when it becomes current (zero days past due) and three consecutive and timely monthly payments have been received. Otherwise, we record cash payments received on non-accrual loans as a direct reduction of the amortized cost of the loan. When the amortized cost has been fully collected, any additional amounts collected are recognized as interest income.

REO. Our MPP was designed to require loan servicers to foreclose and liquidate in the servicer's name rather than in the Bank's name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to the Bank to satisfy the loan. Upon completion of a triggering event (short sale, deed in lieu of foreclosure, foreclosure sale or post-sale confirmation or ratification, as applicable), the servicer is required to remit to us the full UPB and accrued interest at the next feasible remittance. Upon full receipt, the mortgage loan is derecognized from the statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on our statement of condition.

In the case of a delay in receiving final payoff from the servicer beyond the second remittance cycle after a triggering event, we reclassify the amount owed from mortgage loans to a separate amount receivable from the servicer. The receivable is then evaluated for the amount expected to be recovered.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Under the MPF Program, REO is recorded in other assets and includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. We recognize a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the amortized cost of the loan at the date of the transfer from mortgage loans to REO. Any subsequent gains, losses, and carrying costs are included in other expense.

Loan Participations. We may sell participating interests in MPP loans acquired from our PFIs to other FHLBanks. The terms of the sale of these participating interests meet the accounting requirements for a sale and, therefore, the participating interests are derecognized from our reported mortgage loan balances and a pro-rata portion of the fixed LRA is assumed by the participating FHLBank for its use in loss mitigation. As a result, available funds remaining in our LRA are limited to our pro-rata portion of the fixed LRA that is associated with the participating interests retained by us. The portion of the participation fees received related to our upfront costs is recognized immediately into income, while the remaining portion related to our ongoing costs is deferred and amortized to income over the remaining life of the participated loans.

Allowance for Credit Losses. As a result of adopting new accounting guidance on January 1, 2020, on a quarterly basis, we apply a systematic approach for estimating expected credit losses on our conventional mortgage loans over their estimated remaining lives through analyses that include, among other considerations, various loan portfolio and collateral-related characteristics, past loan performance, current and historical economic conditions, and reasonable and supportable forecasts of expected economic conditions. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses.

We estimate expected losses on our conventional mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate all TDRs, any remaining exposure to delinquent conventional MPP loans paid in full by servicers, and collateral-dependent loans. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, i.e., there is no other available and reliable source of repayment (including LRA and SMI). We estimate expected losses on collateral-dependent loans by applying a practical expedient that considers the expected loss of a collateral-dependent loan to be equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs.

When determining the allowance for credit losses, we consider how credit enhancements are expected to mitigate credit losses and reduce the allowance accordingly.

If a loan is purchased at a discount, the discount does not offset the allowance for credit losses.

The allowance excludes uncollectible accrued interest receivable, as we charge off accrued interest receivable by reversing interest income if a mortgage loan is placed on non-accrual status.

Prior to January 1, 2020, we recorded an allowance for credit losses on mortgage loans only if it was probable a loss had been incurred as of the statement of condition date and the amount of loss over a loss emergence period of 24 months could be reasonably estimated.

For more information on the allowance methodology related to mortgage loans, see Note 6 - Mortgage Loans Held for Portfolio.

Troubled Debt Restructuring. A TDR related to MPP loans typically occurs when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. If a borrower is having financial difficulty and a significant concession has been granted by the PFI with our approval, the loan modification is considered a TDR. No other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As a result of new accounting guidance effective in March 2020, we are currently excluding all qualifying COVID-19-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, from TDR classification and accounting. We do not consider any short-term, informal, i.e. the legal terms of the loan have not changed, modifications or payment deferrals alone to be a TDR. For more information on the impact of this guidance, see Note 2 - Recently Adopted and Issued Accounting Guidance.

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

Charge-Offs. A charge-off is recorded to the extent that the amortized cost (including UPB, unamortized premiums or discounts, and hedging basis adjustments) in a loan will not be fully recovered. We record a charge-off on a conventional mortgage loan against the credit loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the settlement of a claim against any of the credit enhancements, delinquency in excess of 180 days unless we can clearly document that the delinquent loan is well-secured and in-process of collection, and filing for bankruptcy protection. We charge off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements.

Derivatives and Hedging Activities. We record derivative instruments, related cash collateral (including initial margin received or pledged/posted), variation margin received or pledged/posted, and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met, as either derivative assets or derivative liabilities at their estimated fair values.

Designations. Derivatives are recorded beginning on the trade date and typically executed and designated in a qualifying hedging relationship at the same time as the acquisition of the hedged item. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase financial instruments, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. Each derivative is designated as one of the following:

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

(i)Shortcut hedge accounting - Transactions that meet certain criteria qualify for the shortcut method of hedge accounting. Under the shortcut method, an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, equates to the entire change in fair value of the related derivative. Therefore, the derivative is considered to be perfectly effective in achieving offsetting changes in the fair value of the hedged asset or liability attributable to the hedged risk. When applying the shortcut method, we document, at hedge inception, a quantitative long-haul method that we can apply should we subsequently determine a derivative relationship no longer qualifies for shortcut hedge accounting; or

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(ii)Long-haul hedge accounting - The application of long-haul hedge accounting requires us to assess (both at the hedge's inception and at least quarterly) whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods.

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

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as an adjustment to the income or expense of the designated hedged item. The difference between the interest receivable and payable on economic hedges are recognized in other income as net gains (losses) on derivatives and hedging activities.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time a change in the exposure is identified and additional collateral is requested, and the time the additional collateral is received or pledged. Likewise, there may be a delay before excess collateral is returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset, respectively. For derivative instruments that do not meet the netting requirements, cash collateral is recognized as an interest-bearing asset or liability, as appropriate. Additional information regarding these transactions is provided in Note 8 - Derivatives and Hedging Activities.

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

Consolidated Obligations. Consolidated obligations are recorded at amortized cost, adjusted to include concessions, discounts, premiums, principal payments, and fair-value hedging basis adjustments.

Discounts and Premiums. We accrete or amortize the discounts and premiums as well as hedging basis adjustments to interest expense using a level-yield methodology over the term to contractual maturity of the corresponding CO bonds. When we prepay a CO bond, a proportionate share of any remaining balance of premium or discount is recognized immediately.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued on the Bank's behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using a level-yield methodology, to interest expense over the term to contractual maturity of the corresponding consolidated obligations. When we prepay a CO bond, a proportionate share of any remaining balance of concessions is recognized as interest expense.

Off-Balance Sheet Credit Exposures. As a result of adopting new accounting guidance on January 1, 2020, we evaluate the Bank's off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses is recorded in other liabilities with a corresponding adjustment to the provision for credit losses.

Prior to January 1, 2020, we recorded an allowance for credit losses in other liabilities for our off-balance sheet credit exposures only if it was probable a loss had been incurred as of the statement of condition date and the amount of loss could be reasonably estimated. For more information on the allowance methodology applied to our off-balance sheet credit exposures, see Note 17 - Commitments and Contingencies.

Mandatorily Redeemable Capital Stock. When a member withdraws or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership, the member's shares are then subject to redemption, at which time a five-year redemption period commences for Class B stock. Since the shares meet the definition of a mandatorily redeemable financial instrument, the shares are reclassified from capital to liabilities as MRCS at estimated fair value, which is equal to par value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as interest expense.

We reclassify MRCS from liabilities to capital when non-members subsequently become members through either acquisition, merger, or election. After the reclassification, dividends declared on that capital stock are no longer classified as interest expense.

Restricted Retained Earnings. In accordance with our JCE Agreement, we allocate 20% of the Bank's net income each quarter to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1% of the average balance of the Bank's outstanding consolidated obligations for the current quarter.

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

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13). On June 16, 2016, the FASB issued guidance replacing the current incurred loss model. The guidance requires entities to measure expected credit losses based on consideration of a broad range of relevant information, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount of the financial instrument. Prior to the adoption of this guidance, we recorded an allowance for credit losses (or OTTI for investment securities) if it was probable that a loss had been incurred as of the statement of condition date and the amount of the loss could be reasonably estimated.

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

The guidance was effective for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance affected our fair-value disclosures, but had no effect on our financial condition, results of operations or cash flows.

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

The guidance was effective for the annual period ended December 31, 2020. The adoption of this guidance required us to add a disclosure to describe the reasons for any significant gains and losses related to changes in our benefit obligation and remove an existing disclosure regarding amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year. The guidance had no effect on our financial condition, results of operations or cash flows.

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

The CARES Act and Interagency Statement. On March 27, 2020, Section 4013 of the CARES Act was signed into law and provides optional, temporary relief from the accounting and reporting requirements for TDRs on certain conventional loan modifications related to COVID-19 that are offered by financial institutions, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To qualify for such relief, a loan must have been current as of December 31, 2019 and the modification must occur between March 1, 2020 and the earlier of December 31, 2020 or 60 days following the termination of the national emergency declared by the President of the United States. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020.

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

In the second quarter of 2020, we elected to apply the TDR relief that is provided by the CARES Act and further clarified by the Interagency Statement. As such, all qualifying COVID-19-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and accounting and the payment status of the loan is returned to current. As of December 31, 2020, we had $12,309 of loans outstanding with such formal modifications. For all informal COVID-19-related loan modifications, i.e. the legal terms of the loan were not changed, we continue to follow our existing past-due, non-accrual, TDR and charge-off accounting policies as disclosed in Note 1 - Summary of Significant Accounting Policies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). On March 12, 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance provides accounting relief related to the following:

Contract modifications. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination.

Hedging relationships. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

Sales or transfers of debt securities classified as HTM. Entities can make a one-time election to sell and/or reclassify HTM securities that reference an interest rate affected by reference rate reform and were classified as HTM prior to January 1, 2020.

The guidance is effective from March 12, 2020 through December 31, 2022. We may elect to adopt the guidance for eligible contract modifications and hedging relationships existing as of January 1, 2020 and prospectively thereafter until the expiration date of the guidance.

To date, we have not applied any of the optional expedients and exceptions provided by this guidance. On January 7, 2021, the FASB issued ASU 2021-01 which further clarified and broadened the scope of this guidance.

Reference Rate Reform: Scope (ASU 2021-01). On October 16, 2020, CME and LCH, i.e., the clearinghouses used for all of our cleared derivative transactions, revised their rulebooks to change the discounting and price alignment interest for cleared U.S. dollar interest-rate derivatives from the EFFR to SOFR. On January 7, 2021, the FASB issued guidance, which among other changes, amended the scope of the guidance previously introduced by ASU 2020-04 to allow derivative instruments impacted by changes in the interest rate used for margining, discounting, or price alignment to qualify for the optional relief.

The guidance was effective upon issuance and allows for retrospective or prospective application using the same date parameters as established by the ASU 2020-04 guidance. Upon issuance, we retrospectively adopted this guidance to support our reporting that, on the transition date, the discounting change from EFFR to SOFR did not result in the discontinuance of any impacted hedge relationship.

The mechanisms received from CME and LCH to compensate us for the changes in valuation and risk resulting from their rulebook revisions were not material to our financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2020, 2019, and 2018, were $65,945, $19,420, and $22,300, respectively.

Pass-through Deposit Reserves. We act as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amounts reported as cash and due from banks at December 31, 2020 and 2019 include pass-through reserves of $1,506 and $54,264, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At December 31, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at December 31, 2020 and 2019.

The carrying values of interest-bearing deposits at December 31, 2020 and 2019 exclude accrued interest receivable of $13 and $1,080, respectively.

Securities Purchased Under Agreements to Resell. Securities purchased under agreements to resell are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at December 31, 2020 and 2019.

The carrying values of securities purchased under agreements to resell as of December 31, 2020 and 2019 exclude accrued interest receivable of $5 and $65, respectively.

Federal Funds Sold. Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty. All investments in federal funds sold at December 31, 2020 and 2019 were repaid according to the contractual terms and, therefore, no allowance for credit losses was recorded.

The carrying values of federal funds sold at December 31, 2020 and 2019 exclude accrued interest receivable of $3 and $111, respectively.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	December 31, 2020	December 31, 2019
Non-mortgage-backed securities:
U.S. Treasury obligations	$5,094,703	$5,016,649
Total trading securities at estimated fair value	$5,094,703	$5,016,649

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Years Ended December 31,
	2020	2019	2018
Net unrealized gains (losses) on trading securities held at year end	$(36,994)	$30,705	$—
Net realized gains on trading securities that matured/sold during the year	22,510	2,291	—
Net gains (losses) on trading securities	$(14,484)	$32,996	$—

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2020	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$3,462,885	$40,252	$—	$3,503,137
GSE MBS	6,545,093	98,263	(1,594)	6,641,762
Total AFS securities	$10,007,978	$138,515	$(1,594)	$10,144,899

December 31, 2019
GSE and TVA debentures	$3,885,012	$41,840	$—	$3,926,852
GSE MBS	4,509,653	51,200	(3,227)	4,557,626
Total AFS securities	$8,394,665	$93,040	$(3,227)	$8,484,478

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Net unamortized premium at December 31, 2020 and 2019 totaled $16,300 and $5,773, respectively. The applicable fair-value hedging basis adjustments at December 31, 2020 and 2019 totaled $627,619 and $150,372, respectively. Excludes accrued interest receivable at December 31, 2020 and 2019 of $34,616 and $32,963, respectively. Carrying value equals estimated fair value.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2020	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Total impaired AFS securities	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)

December 31, 2019
GSE MBS	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)
Total impaired AFS securities	$339,981	$(1,134)	$519,446	$(2,093)	$859,427	$(3,227)

Realized Gains and Losses. During the year ended December 31, 2020, for strategic, economic and operational reasons, we sold certain of our GSE MBS. Proceeds from the AFS sales totaled $96,779, resulting in net realized gains of $504, comprised of realized gains of $715 and realized losses of $211 determined by the specific identification method.

There were no sales during the year ended December 31, 2019.

During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our AFS investments in private-label RMBS and ABS. None of the OTTI AFS securities sold in 2018 were in an unrealized loss position. Proceeds from the AFS sales totaled $203,841, resulting in realized gains of $32,407 determined by the specific identification method.

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

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$705,134	$705,442	$570,209	$571,588
Due after 1 year through 5 years	1,215,038	1,225,187	1,729,664	1,742,681
Due after 5 years through 10 years	1,542,713	1,572,508	1,489,144	1,514,978
Due after 10 years	—	—	95,995	97,605
Total non-MBS	3,462,885	3,503,137	3,885,012	3,926,852
Total MBS	6,545,093	6,641,762	4,509,653	4,557,626
Total AFS securities	$10,007,978	$10,144,899	$8,394,665	$8,484,478
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
December 31, 2020	Cost (1)	Gains (2)	Losses (2)	Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,622,677	$6,920	$(4,590)	$2,625,007
GSE MBS	2,078,625	21,640	(1,476)	2,098,789
Total HTM securities	$4,701,302	$28,560	$(6,066)	$4,723,796

December 31, 2019
MBS:
Other U.S. obligations - guaranteed MBS	$3,059,875	$6,948	$(13,217)	$3,053,606
GSE MBS	2,156,526	10,117	(4,043)	2,162,600
Total HTM securities (3)	$5,216,401	$17,065	$(17,260)	$5,216,206

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at December 31, 2020 and 2019 totaled $7,101 and $8,418, respectively. Excludes accrued interest receivable at December 31, 2020 and 2019 of $2,689 and $7,156, respectively.
(2)    Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.
(3)    Total HTM securities as of December 31, 2019 in an unrealized loss position for less than 12 months had an estimated fair value of $1,494,740 and unrealized losses of $8,923, while those in an unrealized loss position for 12 months or more had an estimated fair value of $1,298,228 and unrealized losses of $8,337.

Realized Gains and Losses. There were no sales of HTM securities during the years ended December 31, 2020 or 2019. During the year ended December 31, 2018, for strategic, economic and operational reasons, we sold all of our HTM investments in private-label RMBS and ABS. The amortized cost of the HTM securities sold totaled $41,271. Proceeds from the HTM sales totaled $41,226, resulting in realized losses of $45 determined by the specific identification method. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition due to prepayments or scheduled payments over the term. As such, the sales were considered maturities for purposes of security classification.

Contractual Maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses on Investment Securities. At December 31, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

AFS Securities. At December 31, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because these losses are considered temporary and we expect to recover the entire amortized cost basis on these securities based upon the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that the we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

HTM Securities. At December 31, 2020, we did not establish an allowance for credit losses on any of our HTM securities based on the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities.

Under the previous security impairment methodology for AFS and HTM securities, the Bank did not recognize any OTTI during the years ended December 31, 2019 or 2018.

The following table presents a rollforward of the amounts related to credit losses recognized in earnings.

Credit Loss Rollforward	2018
Balance at beginning of year	$44,935
Reductions:
Credit losses on securities sold, matured, paid down or prepaid	(43,049)
Increases in cash flows expected to be collected (accreted as interest income over the remaining lives of the applicable securities)	(1,886)
Balance at end of year	$—

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

The following table presents advances outstanding by redemption term.

	December 31, 2020		December 31, 2019
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$37	3.99
Due in 1 year or less	10,115,576	0.51	11,791,716	1.85
Due after 1 year through 2 years	2,149,839	1.57	2,106,315	2.12
Due after 2 years through 3 years	2,760,624	2.02	2,505,693	2.16
Due after 3 years through 4 years	3,725,103	1.36	2,625,446	2.44
Due after 4 years through 5 years	3,020,039	1.29	4,076,103	2.08
Thereafter	8,919,678	1.05	9,166,357	1.89
Total advances, par value	30,690,859	1.06	32,271,667	1.98
Fair-value hedging basis adjustments, net	645,946		207,111
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	10,681		1,330
Total advances (1)	$31,347,486		$32,480,108

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and net charge-offs, and excludes accrued interest receivable at December 31, 2020 and 2019 of $14,961 and $27,019, respectively.

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

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Overdrawn demand and overnight deposit accounts	$—	$37	$—	$37
Due in 1 year or less	15,296,034	18,497,813	14,645,076	14,560,066
Due after 1 year through 2 years	1,797,049	1,514,015	3,107,339	3,329,315
Due after 2 years through 3 years	2,440,024	2,127,903	3,160,729	3,254,093
Due after 3 years through 4 years	2,246,102	2,117,546	3,824,603	3,025,551
Due after 4 years through 5 years	2,076,839	2,454,103	2,585,439	3,481,353
Thereafter	6,834,811	5,560,250	3,367,673	4,621,252
Total advances, par value	$30,690,859	$32,271,667	$30,690,859	$32,271,667

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated by February 19, 2021. However, the outstanding advances to these captive insurers totaling $288,000 are not required to be repaid prior to their various maturity dates through 2024.

Advance Concentrations. At December 31, 2020 and 2019, our top five borrowers held 44% and 42%, respectively, of total advances outstanding at par.

Allowance for Credit Losses on Advances. We manage our exposure to advances outstanding through an integrated approach that generally includes establishing a credit limit for each borrower, and an ongoing review of each borrower's financial condition, coupled with conservative collateral/lending policies to limit the risk of loss while balancing the borrower's needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. We evaluate and update our collateral guidelines, as necessary, based on current market conditions.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. At December 31, 2020 and 2019, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

At December 31, 2020 and 2019, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the years ended December 31, 2020, 2019, or 2018.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist substantially of residential loans acquired from our members through the MPP. Participating interests were purchased in 2012 - 2014 from the FHLBank of Topeka in residential loans that were originated by certain of its PFIs through their participation in the MPF Program offered by the FHLBank of Chicago. The balances also reflect the sale of a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to another FHLBank in 2016. The MPP and MPF Program loans are fixed rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	December 31, 2020	December 31, 2019
Fixed-rate long-term mortgages	$7,257,237	$9,677,008
Fixed-rate medium-term (1) mortgages	1,065,329	908,526
Total mortgage loans held for portfolio, UPB	8,322,566	10,585,534
Unamortized premiums	187,425	231,807
Unamortized discounts	(1,638)	(2,158)
Hedging basis adjustments, net	7,642	154
Total mortgage loans held for portfolio	8,515,995	10,815,337
Allowance for credit losses	(350)	(300)
Total mortgage loans held for portfolio, net (2)	$8,515,645	$10,815,037

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at December 31, 2020 and 2019 of $34,151 and $47,722, respectively.

Type	December 31, 2020	December 31, 2019
Conventional	$8,069,274	$10,263,249
Government-guaranteed or -insured	253,292	322,285
Total mortgage loans held for portfolio, UPB	$8,322,566	$10,585,534

Product	December 31, 2020	December 31, 2019
MPP	$8,163,902	$10,363,081
MPF Program	158,664	222,453
Total mortgage loans held for portfolio, UPB	$8,322,566	$10,585,534

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

The following table presents the activity in the LRA, which is reported in other liabilities.

LRA Activity	2020	2019	2018
Liability, beginning of year	$186,585	$174,096	$148,715
Additions	24,298	15,435	26,662
Claims paid	(329)	(302)	(508)
Distributions to PFIs	(3,249)	(2,644)	(773)
Liability, end of year	$207,305	$186,585	$174,096

Conventional MPF Program. Our management of credit risk in the MPF Program considers the several layers of loss protection that are defined in agreements among the FHLBank of Topeka and its PFIs. The availability of loss protection may differ slightly among MPF products. The loss layers, in order of priority, are (i) borrower equity; (ii) PMI up to coverage limits (when applicable for the purchase of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) FLA, which represents the first layer or portion of credit losses that we absorb after the borrower's equity, PMI, and any recoverable CE fees; and (iv) the CE Obligation of a PFI, which absorbs losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS deemed to be investment-grade. Any losses not absorbed by the loss protection are shared among the participating FHLBanks based upon the applicable percentage of participation.

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

Government-Guaranteed or -Insured Mortgage Loans. These fixed-rate mortgage loans are guaranteed or insured by the FHA, Department of Veterans Affairs, Rural Housing Service of the Department of Agriculture, or HUD. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers.

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

	Origination Year
Payment Status as of December 31, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$19,893	$22,130	$42,023
60-89 days	6,980	12,078	19,058
90 days or more	27,467	67,075	94,542
Total past due	54,340	101,283	155,623
Total current	2,468,908	5,635,070	8,103,978
Total conventional mortgage loans, amortized cost (1)	$2,523,248	$5,736,353	$8,259,601

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

We have continued to apply our existing accounting policies for past due, non-accrual, and charge-offs for COVID-19-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on the most recent information received from our mortgage servicers, as of December 31, 2020, the UPB of conventional loans in an informal forbearance arrangement totaled $111,516, or 1.4% of our total conventional loans outstanding. The payment status as of December 31, 2020 includes such loans 30 to 59 days past due of $10,214, 60-89 days past due of $12,661, and 90 days or more past due of $79,011, for total past due of $101,886. Such loans with a current payment status totaled $9,630.

As of December 31, 2020, no formal or informal COVID-19-related loan modifications were classified as TDRs. For more information, see Note 2 - Recently Adopted and Issued Accounting Guidance.

Payment Status as of December 31, 2019	Total
Past due:
30-59 days	$44,479
60-89 days	9,868
90 days or more	10,668
Total past due	65,015
Total current	10,470,495
Total conventional mortgage loans, recorded investment (1)(2)	$10,535,510

Other Delinquency Statistics as of December 31, 2020	Conventional	Government	Total
In process of foreclosure (3)	$2,689	$—	$2,689
Serious delinquency rate (1)(4)	1.14%	3.36%	1.21%
Past due 90 days or more still accruing interest (1)(5)	$36,585	$7,933	$44,518
On non-accrual status (6)	$87,763	$—	$87,763

Other Delinquency Statistics as of December 31, 2019
In process of foreclosure (3)	$2,071	$—	$2,071
Serious delinquency rate (1)(4)	0.10%	0.94%	0.13%
Past due 90 days or more still accruing interest (1)(5)	$10,127	$3,069	$13,196
On non-accrual status	$1,063	$—	$1,063

(1)    Based on the amortized cost at December 31, 2020, which excludes accrued interest receivable. Based on the recorded investment at December 31, 2019, which includes accrued interest receivable.
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
(6)    As of December 31, 2020, $87,708 of UPB of these conventional mortgage loans on non-accrual status did not have a specifically assigned allowance for credit losses and $59,306 of UPB of these conventional mortgage loans were in informal forbearance related to the COVID-19 pandemic.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses.

Collectively Evaluated Mortgage Loans. Conventional loans current to 179 days past due are collectively evaluated at the pool level using a recognized third-party credit and prepayment model, which considers both current and historical information and events and reasonable and supportable forecasts that rely upon certain key inputs and assumptions, to estimate potential ranges of credit loss exposure over the estimated life of the loans. One such key input is a 3-year forecast of housing prices before full reversion to historical inputs over 5 years. Additionally, the evaluation is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

Seriously delinquent conventional loans 180 days or more past due and not charged-off are also collectively evaluated at the pool level based on loan-specific attribution data, including the use of loan-level property values from a third-party.

Prior to January 1, 2020, our allowance was based on our best estimate of probable losses over a loss emergence period of 24 months.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily TDRs, are specifically identified for purposes of calculating the allowance for credit losses. The measurement of our allowance for individually evaluated loans considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party.

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

Qualitative Factors. We also assess qualitative factors in our estimation of credit losses. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that are not ascribed to any specific measurable economic or credit event and therefore may not otherwise be captured in our methodology.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Components and Rollforward of Allowance for Credit Losses. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP.

Components of Allowance	December 31, 2020	December 31, 2019
MPP expected losses remaining after borrower's equity, before credit enhancements	$10,305	$4,410
Portion of expected losses recoverable from credit enhancements:
PMI	(2,277)	(667)
LRA (1)	(6,847)	(2,581)
SMI	(963)	(927)
Total portion recoverable from credit enhancements	(10,087)	(4,175)
Allowance for unrecoverable PMI/SMI	32	15
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	100	50
Allowance for credit losses	$350	$300

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2020	2019	2018
Balance, beginning of year	$300	$600	$850
Charge-offs	(140)	(137)	(444)
Recoveries	50	126	425
Provision for (reversal of) credit losses	140	(289)	(231)
Balance, end of year	$350	$300	$600

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not establish an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2020 or 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2020	December 31, 2019
Premises	$15,769	$15,828
Computer software	48,952	45,049
Data processing equipment	6,048	4,975
Furniture and equipment	6,365	6,294
Other	756	703
Premises, software and equipment, in service	77,890	72,849
Accumulated depreciation and amortization	(46,681)	(41,133)
Premises, software and equipment, in service, net	31,209	31,716
Capitalized assets in progress	2,784	4,833
Premises, software and equipment, net	$33,993	$36,549

The depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2020, 2019, and 2018 was $7,198, $6,879, and $6,230, respectively, including amortization of computer software costs of $5,315, $4,983, and $4,237, respectively.

Note 8 - Derivatives and Hedging Activities

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

Consistent with Finance Agency regulation, we enter into derivatives to (i) manage the interest-rate risk exposures inherent in our otherwise unhedged assets and funding positions, (ii) achieve our risk management objectives, and (iii) act as an intermediary between our members and counterparties. Finance Agency regulation and our risk management policies prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments. However, the use of derivatives is an integral part of our financial management strategy.

We use derivative financial instruments when they are considered to be the most cost-effective alternative to achieve our financial and risk management objectives. The most common ways in which we use derivatives are to:

•reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;
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

Interest-Rate Swaps. The variable rate we receive or pay in most interest-rate swaps is currently indexed to LIBOR, EFFR, or SOFR.

Interest-Rate Cap and Floor Agreements. Caps and floors are used to protect against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Interest-Rate Swaptions. To protect against the adverse effects of sudden increases or decreases in interest rates, we utilize payer or receiver swaptions, respectively.

Forward Contracts. Certain MDCs entered into by us are considered derivatives. We may hedge these MDCs by selling TBAs for forward settlement.

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. For derivatives in shortcut hedge accounting relationships, we can assume the change in the fair value of the derivative is perfectly effective in offsetting the change in the fair value of the hedged item attributable to the hedged risk without performing a formal effectiveness assessment at the hedge's inception or on an on-going basis. For derivatives in long-haul hedge accounting relationships, we formally assess (both at the hedge's inception and at least quarterly), using regression analyses, whether the derivatives have been highly effective in offsetting changes in the fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. We have the following types of hedged items:

Investments. We primarily invest in MBS, U.S. Treasury securities, and GSE and TVA debentures, which may be classified as trading, HTM or AFS securities. The interest-rate, prepayment and duration risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage those risks by funding investment securities with consolidated obligations that contain call features. We may also hedge the prepayment risk with caps or floors, callable swaps or swaptions. We may manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. Certain of these derivatives qualify as fair-value hedges while others are designated as economic hedges.

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

We may also purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the loans. Although these derivatives are effective economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not qualify for fair-value hedge accounting. These derivatives are marked to fair value through earnings.

Consolidated Obligations. We may enter into derivatives to hedge the interest-rate risk associated with our debt issuances. We manage the risk and volatility arising from changing market prices of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

In a typical transaction, we issue a fixed-rate consolidated obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the consolidated obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate advances (typically one- or three-month LIBOR or EFFR). These transactions are typically treated as fair-value hedges. Additionally, we may issue variable-rate CO bonds indexed to LIBOR, SOFR, or the United States prime rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2020 was $1,177, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at December 31, 2020.

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

The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2020, we were not required by our clearing agents to post any additional margin.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

		Estimated Fair Value
	Notional	Derivative	Derivative
December 31, 2020	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$40,227,966	$13,018	$761,330
Total derivatives designated as hedging instruments	40,227,966	13,018	761,330
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,177,000	5,404	181
Swaptions	—	—	—
Interest-rate caps/floors	625,500	1,113	—
Interest-rate forwards	180,900	—	1,486
MDCs	180,152	1,022	—
Total derivatives not designated as hedging instruments	10,163,552	7,539	1,667
Total derivatives before adjustments	$50,391,518	20,557	762,997
Netting adjustments and cash collateral (1)		262,525	(740,018)
Total derivatives, net		$283,082	$22,979

December 31, 2019
Derivatives designated as hedging instruments:
Interest-rate swaps	$41,108,749	$60,155	$318,815
Total derivatives designated as hedging instruments	41,108,749	60,155	318,815
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7,634,000	450	27
Swaptions	850,000	16	—
Interest-rate caps/floors	668,500	215	—
Interest-rate forwards	70,200	—	216
MDCs	70,693	105	3
Total derivatives not designated as hedging instruments	9,293,393	786	246
Total derivatives before adjustments	$50,402,142	60,941	319,061
Netting adjustments and cash collateral (1)		147,067	(315,855)
Total derivatives, net		$208,008	$3,206

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2020 and 2019, including accrued interest, totaled $1,003,437 and $464,187, respectively. Cash collateral received from counterparties and held at December 31, 2020 and 2019, including accrued interest, totaled $894 and $1,265, respectively. At December 31, 2020 and 2019, no securities were pledged as collateral.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$13,793	$755,118	$51,955	$318,023
Cleared	5,742	6,393	8,881	819
Total gross recognized amount	19,535	761,511	60,836	318,842
Gross amounts of netting adjustments and cash collateral
Uncleared	(13,793)	(733,625)	(36,954)	(315,036)
Cleared	276,318	(6,393)	184,021	(819)
Total gross amounts of netting adjustments and cash collateral	262,525	(740,018)	147,067	(315,855)
Net amounts after netting adjustments and cash collateral
Uncleared	—	21,493	15,001	2,987
Cleared	282,060	—	192,902	—
Total net amounts after netting adjustments and cash collateral	282,060	21,493	207,903	2,987
Derivative instruments not meeting netting requirements (1)	1,022	1,486	105	219
Total derivatives, at estimated fair value	$283,082	$22,979	$208,008	$3,206

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the net gains (losses) on the derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Year Ended December 31, 2020	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$382,311	$493,613	$(16,334)	$859,590
Derivatives	(385,680)	(507,927)	21,632	(871,975)
Net changes in estimated fair value before price alignment interest	(3,369)	(14,314)	5,298	(12,385)
Price alignment interest (1)	800	524	(165)	1,159
Net interest settlements on derivatives (2)	(135,342)	(109,907)	51,091	(194,158)
Amortization/accretion of gains (losses) on active hedging relationships	(2)	3,229	2,753	5,980
Net gains (losses) on qualifying fair-value hedging relationships	(137,913)	(120,468)	58,977	(199,404)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(142)	(2,361)	(36)	(2,539)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(138,055)	$(122,829)	$58,941	$(201,943)

Year Ended December 31, 2019
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$318,284	$385,821	$(104,226)	$599,879
Derivatives	(317,351)	(405,391)	99,348	(623,394)
Net changes in estimated fair value before price alignment interest	933	(19,570)	(4,878)	(23,515)
Price alignment interest (1)	1,047	(729)	(244)	74
Net interest settlements on derivatives (2)	61,614	31,242	(31,949)	60,907
Amortization/accretion of gains (losses) on active hedging relationships	(5)	426	(5,727)	(5,306)
Net gains (losses) on qualifying fair-value hedging relationships	63,589	11,369	(42,798)	32,160
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(141)	(141)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$63,589	$11,369	$(42,939)	$32,019

Year Ended December 31, 2018
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$22,557	$(55,842)	$24,419	$(8,866)
Derivatives	(18,331)	47,268	(25,394)	3,543
Net changes in estimated fair value	4,226	(8,574)	(975)	(5,323)
Net interest settlements on derivatives (2)	48,555	18,391	(40,907)	26,039
Amortization/accretion of gains (losses) on active hedging relationships	(47)	276	(7,449)	(7,220)
Net gains (losses) on qualifying fair-value hedging relationships	52,734	10,093	(49,331)	13,496
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(137)	(137)
Less: net changes in fair value (4)	(4,226)	8,574	975	5,323
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$48,508	$18,667	$(48,493)	$18,682

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
(3)    Excludes interest income/expense of the respective hedged items recorded in net interest income.
(4)    Net changes in fair value were not reported in net interest income for the year ended December 31, 2018, but are presented herein to conform and provide comparability to the presentation of the current period amounts.

As a result of hedge accounting guidance effective January 1, 2019, net gains (losses) related to fair-value hedge ineffectiveness previously presented in other income is presented in net interest income for the years ended December 31, 2020 and 2019. Amounts for the year ended December 31, 2018 have not been reclassified.

The following table presents the components of net gains (losses) on derivatives and hedging activities reported in other income.

	Years Ended December 31,
Type of Hedge	2020	2019	2018
Net gains (losses) related to fair-value hedge ineffectiveness:
Interest-rate swaps	$—	$—	$(5,323)
Total net gains (losses) related to fair-value hedge ineffectiveness	—	—	(5,323)
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,488	(6,950)	7,071
Swaptions	(324)	(1,308)	(892)
Interest-rate caps/floors	898	(784)	(60)
Interest-rate forwards	(13,377)	(1,647)	1,460
Net interest settlements	(46,927)	(9,856)	(7,834)
MDCs	9,880	1,562	(2,390)
Total net gains (losses) on derivatives not designated as hedging instruments	(48,362)	(18,983)	(2,645)
Price alignment interest (1)	—	—	(5,382)
Net gains (losses) on derivatives and hedging activities in other income	$(48,362)	$(18,983)	$(13,350)

(1)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts. For the years ended December 31, 2020 and 2019, the portion related to derivatives not designated as hedging instruments is allocated to the applicable type of derivative.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

December 31, 2020	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$17,219,312	$9,882,225	$17,406,679

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$645,146	$501,865	$21,605
For discontinued fair-value hedging relationships	799	125,754	—
Total cumulative fair-value hedging basis adjustments on hedged items	$645,945	$627,619	$21,605

December 31, 2019	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$17,320,223	$8,394,665	$17,039,657

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$207,111	$150,372	$7,855
For discontinued fair-value hedging relationships	—	—	(36)
Total cumulative fair-value hedging basis adjustments on hedged items	$207,111	$150,372	$7,819

(1)    Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 9 - Deposit Liabilities

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

The following table presents the types of our interest-bearing and non-interest-bearing deposits.

Type	December 31, 2020	December 31, 2019
Interest-bearing:
Demand and overnight	$1,372,863	$905,382
Other	579	658
Total interest-bearing	1,373,442	906,040
Non-interest-bearing:
Demand	258	—
Other (1)	1,506	54,264
Total non-interest-bearing	1,764	54,264
Total deposits	$1,375,206	$960,304

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

The FHLBanks issue consolidated obligations through the Office of Finance as their agent under the oversight of the Finance Agency and the United States Secretary of the Treasury. In connection with each debt issuance, each FHLBank specifies the amount of debt to be issued on its behalf. Each FHLBank records as a liability the specific portion of consolidated obligations issued on its behalf and for which it is the primary obligor.

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at December 31, 2020 and 2019 totaled $746.8 billion and $1.0 trillion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2020	December 31, 2019
Book value	$16,617,079	$17,676,793
Par value	$16,620,486	$17,713,204

Weighted average effective interest rate	0.12%	1.59%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2020		December 31, 2019
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$31,126,310	0.29	$23,404,785	1.88
Due after 1 year through 2 years	4,109,700	0.70	6,881,120	1.93
Due after 2 years through 3 years	1,753,010	1.34	4,020,790	2.10
Due after 3 years through 4 years	767,250	1.93	1,234,375	2.18
Due after 4 years through 5 years	837,300	1.13	3,471,250	2.11
Thereafter	4,652,000	2.91	5,650,600	3.11
Total CO bonds, par value	43,245,570	0.70	44,662,920	2.09
Unamortized premiums	87,133		67,708
Unamortized discounts	(12,703)		(13,321)
Unamortized concessions	(8,659)		(9,902)
Fair-value hedging basis adjustments, net	21,605		7,819
Total CO bonds	$43,332,946		$44,715,224

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

Redemption Feature	December 31, 2020	December 31, 2019
Non-callable / non-putable	$36,809,070	$28,829,420
Callable	6,436,500	15,833,500
Total CO bonds, par value	$43,245,570	$44,662,920

Year of Contractual Maturity or Next Call Date	December 31, 2020	December 31, 2019
Due in 1 year or less	$34,272,810	$36,243,785
Due after 1 year through 2 years	4,159,700	4,484,620
Due after 2 years through 3 years	1,608,010	742,790
Due after 3 years through 4 years	443,750	516,375
Due after 4 years through 5 years	563,300	380,750
Thereafter	2,198,000	2,294,600
Total CO bonds, par value	$43,245,570	$44,662,920

Interest-Rate Payment Types. In addition to CO bonds with fixed-rate or simple variable-rate interest payment terms, step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives and generally contain provisions enabling us to call them at our option on the step-up dates.

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2020	December 31, 2019
Fixed-rate	$24,750,570	$27,565,920
Step-up	15,000	30,000
Simple variable-rate	18,480,000	17,067,000
Total CO bonds, par value	$43,245,570	$44,662,920

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

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2020	2019	2018
Liability at beginning of year	$38,084	$40,747	$32,166
Assessment (expense)	10,717	17,071	22,570
Subsidy usage, net (1)	(14,399)	(19,734)	(13,989)
Liability at end of year	$34,402	$38,084	$40,747

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

As a part of the AHP, each FHLBank may also provide advances to members at interest rates below then current market rates.

Note 12 - Capital

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

Classes of Capital Stock. We amended and restated our capital plan effective September 26, 2020. The amended plan, like the prior plan, divides our Class B stock into two sub-series: Class B-1 and Class B-2. However, under the amended plan, any Class B stock supporting activity requirements is classified as B-2, while all other Class B stock is classified as B-1. A member's Class B-1 stock is reclassified as B-2 as needed to help fulfill the member's activity-based stock requirement, and the member may be required to purchase additional Class B-2 stock to fully meet that requirement. Any excess stock is automatically classified as Class B-1.

Under the amended capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement each time they enter into an MDC with us based on the outstanding principal balance of loans purchased under the designated MDC. As of December 31, 2020, such Class B-2 stock issued and outstanding totaled $4,784.

The amended capital plan also permits the board of directors to authorize the issuance of Class A stock although, as of December 31, 2020, the board of directors had not authorized such issuance. If authorized, a member may elect to purchase Class A stock, rather than Class B-2 stock, to satisfy the member’s activity-based stock requirement, subject to certain restrictions.

Under our prior capital plan, Class B-1 was stock held by our members that was not subject to a redemption request. Class B-2 stock consisted solely of required stock that was subject to a redemption request.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the capital stock outstanding by sub-series under the prior and amended capital plans.

	December 31, 2020	December 31, 2019
Prior capital plan
Class B-1 issued and outstanding shares: 19,737,727	$—	$1,973,773
Class B-2 issued and outstanding shares: 3,028	—	303

Amended capital plan
Class B-1 issued and outstanding shares: 7,971,952	797,196	—
Class B-2 issued and outstanding shares: 14,103,744	1,410,374	—

Total Class B issued and outstanding shares: 22,075,696 and 19,740,755, respectively	$2,207,570	$1,974,076

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

Under our prior capital plan (which was in effect through September 25, 2020), the Class B-2 dividend was calculated at 80% of the amount of the Class B-1 dividend. The amended plan, however, does not mandate a specific difference between Class B-1 and Class B-2 dividend rates. Rather, the board of directors may declare a dividend rate on Class B-2 stock that is equal to or greater than the rate on Class B-1 stock. The plan also authorizes the board of directors to declare a dividend rate on Class A stock (if issued and outstanding) that is equal to or greater than the rate on Class B-1 stock.

Stock Redemption and Repurchase. In accordance with the Bank Act, our capital stock is considered putable by the member. Members can redeem Class B stock, subject to certain restrictions, by giving five years' written notice. Our amended capital plan does not reclassify Class B-1 stock under redemption as Class B-2. Members can redeem Class A stock, subject to certain restrictions, by giving six months written notice. Any member that withdraws from membership or otherwise has had its membership terminated may not be readmitted as a member for a period of five years from the divestiture date for all capital stock that was held as a condition of membership, as set forth in our capital plan and Finance Agency regulations, unless the member has canceled or revoked its notice of withdrawal prior to the end of the applicable redemption period. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

We may repurchase, at our sole discretion, any member's capital stock that exceeds the required minimum amount, subject to significant statutory and regulatory restrictions on our right to repurchase, or obligation to redeem, the outstanding stock. As a result, whether or not a member may have its capital stock repurchased or redeemed will depend, in part, on whether we are in compliance with those restrictions.

Consistent with our amended capital plan, we are not required to redeem required stock until the expiration of the notice of redemption, or until the activity to which the capital stock relates no longer remains outstanding, whichever is later. If activity-based stock becomes excess stock (i.e., the amount of stock held by a member or former member in excess of the stock ownership requirement for that institution) as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at our discretion, subject to the statutory and regulatory restrictions.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the conclusion of the applicable redemption period. However, our capital plan provides that we may charge a cancellation fee to a member that cancels or revokes its withdrawal notice.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Through December 31, 2020, certain members had requested redemptions of their Class B stock, but the related stock outstanding at December 31, 2020 and 2019 totaling $314 and $935, respectively, was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

MRCS Activity	2020	2019	2018
Liability at beginning of year	$322,902	$168,876	$164,322
Reclassification from capital stock	32,791	150,978	31,214
Proceeds from issuance (1)	—	3,704	—
Redemptions/repurchases	(104,965)	(1,255)	(26,698)
Accrued distributions	40	599	38
Liability at end of year	$250,768	$322,902	$168,876

(1)    Represents a purchase of capital stock by a captive insurance company member, which is considered mandatorily redeemable as a result of the Final Membership Rule.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated by February 19, 2021. Upon termination, their outstanding excess Class B stock was repurchased or redeemed in accordance with the Final Membership Rule.

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of: (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2020	December 31, 2019
Year 1(1)	$9,274	$680
Year 2	—	8,649
Year 3	26,723	—
Year 4	150,957	26,723
Year 5	32,791	150,958
Thereafter (2)	31,023	135,892
Total MRCS	$250,768	$322,902

(1)    Balances at December 31, 2020 and 2019 include $624 and $680, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Represents the five-year redemption period of Class B stock held by certain captive insurance companies which began immediately upon their respective terminations of membership on February 19, 2021. However, upon their respective terminations, we repurchased their excess stock, the balance of which at December 31, 2020 totaled $18,059.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

When a member's membership status changes to a non-member, the member's capital stock is reclassified to MRCS. If such change occurs during a quarterly dividend period, but not at the beginning or the end of a quarterly period, any dividends for that quarterly period are allocated between distributions from retained earnings for the shares held as capital stock during that period and interest expense for the shares held as MRCS during that period. Therefore, the distributions from retained earnings represent dividends to former members for only the portion of the period that they were members. The amounts recorded to interest expense represent dividends to former members for the portion of that period and subsequent periods that they were not members.

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2020	2019	2018
Recorded as interest expense	$8,594	$11,863	$8,391
Recorded as distributions from retained earnings	40	599	38
Total	$8,634	$12,462	$8,429

Restricted Retained Earnings. In 2011, we entered into a JCE Agreement with all of the other FHLBanks to enhance the capital position of each FHLBank. In accordance with the JCE Agreement, we allocate 20% of our net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1% of the average balance of our outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of the average balance of our outstanding consolidated obligations for the previous quarter.

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

As presented in the following table, we were in compliance with these Finance Agency's capital requirements at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$630,661	$3,595,668	$639,495	$3,412,286

Total regulatory capital	$2,636,990	$3,595,668	$2,700,431	$3,412,286
Total regulatory capital-to-assets ratio	4.00%	5.45%	4.00%	5.05%

Leverage capital	$3,296,238	$5,393,502	$3,375,539	$5,118,429
Leverage ratio	5.00%	8.18%	5.00%	7.58%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

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

Upon the dissolution of FICO in October 2019, FICO determined that excess funds aggregating to $200 million were available for distribution to its sole stockholders, the FHLBanks. Specifically, the Bank received $10,574 during the year ended December 31, 2020 which was determined based on our proportionate ownership of FICO's nonvoting capital stock. The Bank treated the receipt of these funds as a partial recovery of the prior capital distributions made by the Bank to FICO. These funds were credited to unrestricted retained earnings.

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Non-Credit OTTI on AFS Securities	Non-Credit OTTI on HTM Securities	Pension Benefits	Total AOCI
Balance, December 31, 2017	$92,519	$29,322	$(51)	$(10,384)	$111,406

OCI before reclassifications:
Net change in unrealized gains (losses)	(39,533)	392	—	—	(39,141)
Net change in fair value	—	2,693	—	—	2,693
Accretion of non-credit losses	—	—	51	—	51
Reclassifications from OCI to net income:
Net realized gains from sale of AFS securities	—	(32,407)	—	—	(32,407)
Non-credit portion of OTTI losses	—	—	—	—	—
Pension benefits, net	—	—	—	(915)	(915)
Total other comprehensive income (loss)	(39,533)	(29,322)	51	(915)	(69,719)

Balance, December 31, 2018	$52,986	$—	$—	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains (losses)	36,827	—	—	—	36,827
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	(11,138)	(11,138)
Total other comprehensive income (loss)	36,827	—	—	(11,138)	25,689

Balance, December 31, 2019	$89,813	$—	$—	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	47,108	—	—	—	47,108
Reclassifications from OCI to net income:
Pension benefits, net	—	—	—	(9,082)	(9,082)
Total other comprehensive income (loss)	47,108	—	—	(9,082)	38,026

Balance, December 31, 2020	$136,921	$—	$—	$(31,519)	$105,402

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Employee and Director Retirement and Deferred Compensation Plans

Qualified Defined Benefit Pension Plan. We participate in a tax-qualified, defined benefit pension plan for financial institutions administered by Pentegra Retirement Services. This DB Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable.

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

Our contributions to the DB Plan for the fiscal years ended December 31, 2020, 2019 and 2018 were not more than 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2019, 2018 and 2017, respectively.

Our DB Plan covers our officers and employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2019. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2020, 2019 and 2018 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2020		2019		2018
Net pension cost charged to compensation and benefits expense for the year ended December 31(1)	$3,211		$3,500		$2,750

DB Plan funded status as July 1	108%	(a)	109%	(b)	110%
Our funded status as of July 1	104%		109%		116%

(1)    Includes voluntary contributions for the years ended December 31, 2020, 2019 and 2018 of $1,944, $2,856, and $2,240, respectively.
(a)    The DB Plan's funded status as of July 1, 2020 is preliminary and may increase because the participating employers are permitted to make designated contributions for the plan year ended June 30, 2020 through March 15, 2021. Any such contributions will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year ended June 30, 2021 is filed (no later than April 2022).
(b)    The DB Plan's final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year ended June 30, 2020 is filed (no later than April 2021).

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Qualified Defined Contribution Plan. The Bank participated in a tax-qualified multiple-employer retirement savings plan through October 1, 2020. Effective October 2, 2020, the Bank adopted a tax-qualified single-employer plan. The terms of such plans are substantially the same.

This DC plan covers our officers and employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2020, 2019 and 2018, we contributed $2,810, $2,778, and $2,478, respectively.

Nonqualified Defined Benefit Supplemental Retirement Plan. We participate in a nonqualified, single-employer, unfunded supplemental executive retirement plan. This SERP restores all of the defined benefits to participating employees who have had their qualified defined benefits limited by Internal Revenue Service regulations. Because the SERP is a nonqualified unfunded plan, no contributions are required to be made. However, we may elect to make contributions to a related grantor trust that we established to indirectly fund the SERP in order to maintain a desired funding level. Payments of benefits may be made from the related grantor trust or from our general assets.

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2020	2019	2018
Projected benefit obligation at beginning of year	$42,719	$27,593	$23,176
Service cost	2,489	1,636	1,762
Interest cost	1,086	1,039	863
Actuarial loss	12,551	13,079	3,452
Benefits paid	(515)	(628)	(1,660)
Projected benefit obligation at end of year	$58,330	$42,719	$27,593

The actuarial loss includes the impact of the changes in the discount rate, compensation, mortality, demographics and other components used to calculate the projected benefit obligation at December 31 of each year.

The following table presents the key assumptions used in the actuarial calculations of the benefit obligation.

	December 31,
	2020	2019	2018
Discount rate	1.54%	2.55%	3.64%
Compensation increases	5.50%	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases as of December 31, 2020 and 2019 was $42,739 and $31,595, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2020 and 2019 of $45,200 and $21,983, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the net periodic benefit cost and the amounts recognized in OCI for the SERP.

	Years Ended December 31,
	2020	2019	2018
Net periodic benefit cost:
Service cost	$2,489	$1,636	$1,762
Net periodic benefit cost recognized in compensation and benefits	2,489	1,636	1,762

Interest cost	1,086	1,039	863
Amortization of net actuarial loss	3,469	1,941	2,539
Net periodic benefit cost recognized in other expenses	4,555	2,980	3,402

Total net periodic benefit cost recognized in the statement of income	7,044	4,616	5,164

Amounts recognized in OCI:
Actuarial loss	12,551	13,079	3,452
Amortization of net actuarial loss	(3,469)	(1,941)	(2,539)
Net loss recognized in OCI	9,082	11,138	913

Total recognized as net periodic benefit cost	$16,126	$15,754	$6,077

The following table presents the key assumptions used in the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2020	2019	2018
Discount rate	2.55%	3.64%	3.00%
Compensation increases	5.50%	5.50%	5.50%

The following table presents the components of the pension benefits reported in AOCI related to the SERP.

	December 31, 2020	December 31, 2019
Net actuarial loss	$(31,519)	$(22,436)
Net pension benefits reported in AOCI	$(31,519)	$(22,436)

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2021 is projected to be approximately $7,903.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the actual form of payment elected by the participant and weighting the value of the participant's benefits based on the probability of the participant retiring. Actual payments may differ.

For the Years Ending December 31,
2021	$5,712
2022	21,463
2023	3,561
2024	2,170
2025	2,552
2026 - 2030	16,644

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Nonqualified Supplemental Executive Thrift Plan. Effective January 1, 2016, we offer the SETP, a voluntary, nonqualified, unfunded deferred compensation plan that permits certain officers and approved employees of the Bank to elect to defer certain components of their compensation. The SETP constitutes a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. The SETP provides that, subject to certain limitations, the Bank will make matching contributions to the participant's deferred contribution account each plan year. For the years ended December 31, 2020, 2019 and 2018, we contributed $125, $73 and $70, respectively, to the SETP and our liability at December 31, 2020 and 2019 was $2,988 and $1,973, respectively.

Directors' Deferred Compensation Plan. Effective January 1, 2016, we offer the DDCP, a voluntary, nonqualified, unfunded deferred compensation plan that permits our directors to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP constitutes a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may participate in the DDCP. We make no matching contributions under the DDCP. Our liability under the DDCP at December 31, 2020 and 2019 was $2,845 and $2,080, respectively.

Note 15 - Segment Information

We report based on two operating segments:

•Traditional, which consists of credit products (including advances, standby letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, interest-bearing demand deposit accounts, and investment securities), and correspondent services and deposits; and
•Mortgage loans, which consists of mortgage loans purchased from our members through our MPP and participating interests purchased in 2012 - 2014 from the FHLBank of Topeka in mortgage loans that were originated by certain of its PFIs under the MPF Program.

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

As a result of hedge accounting guidance effective January 1, 2019, net gains (losses) related to fair-value hedge ineffectiveness previously presented in other income is presented in net interest income for the years ended December 31, 2020 and 2019. Amounts for the year ended December 31, 2018 have not been reclassified.

The assessments related to AHP have been allocated to each segment based upon its proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

Year Ended December 31, 2020	Traditional	Mortgage Loans	Total
Net interest income	$253,683	$9,687	$263,370
Provision for (reversal of) credit losses	—	140	140
Other income (loss)	(52,262)	(3,254)	(55,516)
Other expenses	92,953	16,181	109,134
Income before assessments	108,468	(9,888)	98,580
Affordable Housing Program assessments	11,706	(989)	10,717
Net income (loss)	$96,762	$(8,899)	$87,863

Year Ended December 31, 2019
Net interest income	$181,367	$55,875	$237,242
Provision for (reversal of) credit losses	—	(289)	(289)
Other income (loss)	20,166	143	20,309
Other expenses	84,638	14,356	98,994
Income before assessments	116,895	41,951	158,846
Affordable Housing Program assessments	12,876	4,195	17,071
Net income	$104,019	$37,756	$141,775

Year Ended December 31, 2018
Net interest income	$220,886	$67,201	$288,087
Provision for (reversal of) credit losses	—	(231)	(231)
Other income (loss)	22,253	(1,744)	20,509
Other expenses	77,526	13,995	91,521
Income before assessments	165,613	51,693	217,306
Affordable Housing Program assessments	17,401	5,169	22,570
Net income	$148,212	$46,524	$194,736

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

The following table presents asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
December 31, 2020	$57,409,111	$8,515,645	$65,924,756
December 31, 2019	56,695,738	10,815,037	67,510,775

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. Such reclassifications are reported as transfers in/out at estimated fair value as of the beginning of the quarter in which the changes occur. There were no such reclassifications during the years ended December 31, 2020, 2019, or 2018.

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

	December 31, 2020
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$1,811,544	$1,811,544	$1,811,544	$—	$—	$—
Interest-bearing deposits	100,026	100,026	100,000	26	—	—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000	—	—
Federal funds sold	1,215,000	1,215,000	—	1,215,000	—	—
Trading securities	5,094,703	5,094,703	—	5,094,703	—	—
AFS securities	10,144,899	10,144,899	—	10,144,899	—	—
HTM securities	4,701,302	4,723,796	—	4,723,796	—	—
Advances	31,347,486	31,290,664	—	31,290,664	—	—
Mortgage loans held for portfolio, net	8,515,645	8,922,185	—	8,860,853	61,332	—
Accrued interest receivable	103,076	103,076	—	103,076	—	—
Derivative assets, net	283,082	283,082	—	20,557	—	262,525
Grantor trust assets (2)	51,032	51,032	51,032	—	—	—

Liabilities:
Deposits	1,375,206	1,375,206	—	1,375,206	—	—
Consolidated obligations:
Discount notes	16,617,079	16,617,976	—	16,617,976	—	—
Bonds	43,332,946	43,952,206	—	43,952,206	—	—
Accrued interest payable	63,581	63,581	—	63,581	—	—
Derivative liabilities, net	22,979	22,979	—	762,997	—	(740,018)
MRCS	250,768	250,768	250,768	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. The valuation techniques and significant inputs used to develop our measurement of estimated fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis in the Statement Condition are listed below.

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

As of December 31, 2020, we obtained two or three prices for substantially all of our MBS.

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

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:
•LIBOR curve or the OIS curve, as applicable, to project cash flows for collateralized interest-rate swaps and the OIS curve only to discount those cash flows; and
•Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

					Netting
December 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,094,703	$—	$5,094,703	$—	$—
Total trading securities	5,094,703	—	5,094,703	—	—
AFS securities:
GSE and TVA debentures	3,503,137	—	3,503,137	—	—
GSE MBS	6,641,762	—	6,641,762	—	—
Total AFS securities	10,144,899	—	10,144,899	—	—
Derivative assets:
Interest-rate related	282,060	—	19,535	—	262,525
MDCs	1,022	—	1,022	—	—
Total derivative assets, net	283,082	—	20,557	—	262,525
Other assets:
Grantor trust assets	51,032	51,032	—	—	—
Total assets at recurring estimated fair value	$15,573,716	$51,032	$15,260,159	$—	$262,525

Derivative liabilities:
Interest-rate related	$22,979	$—	$762,997	$—	$(740,018)
MDCs	—	—	—	—	—
Total derivative liabilities, net	22,979	—	762,997	—	(740,018)
Total liabilities at recurring estimated fair value	$22,979	$—	$762,997	$—	$(740,018)

Mortgage loans held for portfolio (2)	$1,460	$—	$—	$1,460	$—
Total assets at non-recurring estimated fair value	$1,460	$—	$—	$1,460	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2019	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,016,649	$—	$5,016,649	$—	$—
Total trading securities	5,016,649	—	5,016,649	—	—
AFS securities:
GSE and TVA debentures	3,926,852	—	3,926,852	—	—
GSE MBS	4,557,626	—	4,557,626	—	—
Total AFS securities	8,484,478	—	8,484,478	—	—
Derivative assets:
Interest-rate related	207,903	—	60,836	—	147,067
MDCs	105	—	105	—	—
Total derivative assets, net	208,008	—	60,941	—	147,067
Other assets:
Grantor trust assets	26,050	26,050	—	—	—
Total assets at recurring estimated fair value	$13,735,185	$26,050	$13,562,068	$—	$147,067

Derivative liabilities:
Interest-rate related	$3,203	$—	$319,058	$—	$(315,855)
MDCs	3	—	3	—	—
Total derivative liabilities, net	3,206	—	319,061	—	(315,855)
Total liabilities at recurring estimated fair value	$3,206	$—	$319,061	$—	$(315,855)

Mortgage loans held for portfolio (3)	$1,504	$—	$—	$1,504	$—
Total assets at non-recurring estimated fair value	$1,504	$—	$—	$1,504	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2020.
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

AFS private-label RMBS Level 3 Rollforward	2018
Balance, beginning of year	$218,534
Total realized and unrealized gains (losses):
Net realized gains from sale of AFS securities	32,407
Accretion of credit losses in interest income	1,884
Net losses on changes in fair value in other income	—
Net change in fair value not in excess of cumulative non-credit losses in OCI	2,693
Unrealized gains in OCI	392
Reclassification of non-credit portion in OCI to other income	—
Purchases, issuances, sales and settlements:
Sales	(236,248)
Settlements	(19,662)
Balance, end of year	$—

Net gains included in earnings attributable to changes in fair value relating to assets still held at end of year	$—

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2020
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$190,786	$165,441	$356,227
Unused lines of credit (1)	997,608	—	997,608
Commitments to fund or purchase mortgage loans, net (2)	180,152	—	180,152
Unsettled CO bonds, at par	150,000	—	150,000
Unsettled discount notes, at par	250,000	—	250,000

(1)     Maximum line of credit amount per member is $50,000.
(2)    Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $5,082 at December 31, 2020.

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

Pledged Collateral. At December 31, 2020 and 2019, we had pledged cash collateral of $1,003,380 and $463,780, respectively, to counterparties and clearing agents. At December 31, 2020 and 2019, we had not pledged any securities as collateral.

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

Additional discussion of other commitments and contingencies is provided in Note 5 - Advances; Note 6 - Mortgage Loans Held for Portfolio; Note 8 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 16 - Estimated Fair Values.

Note 18 - Related Party and Other Transactions

Transactions with Related Parties. We are a cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. Former members (including certain non-members) are required to maintain their investment in our capital stock until their outstanding business transactions with us have matured or are paid off and their capital stock is redeemed in accordance with our capital plan and regulatory requirements. For more information, see Note 12 - Capital.

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of members in our Bank, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2020. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	December 31, 2020		December 31, 2019
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$426,003	17%	$57,133	2%
Advances	5,397,433	18%	698,699	2%

The par values at December 31, 2020 reflect changes in the composition of directors' financial institutions effective January 1, 2020, due to changes in board membership resulting from the 2019 director election.
The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2020	2019	2018
Net capital stock issuances (redemptions and repurchases)	$80,088	$6,729	$6,328
Net advances (repayments)	346,863	203,078	23,550
Mortgage loan purchases	48,394	30,610	40,038

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

	Years Ended December 31,
Loans to other FHLBanks	2020	2019	2018
Disbursements	$(90,000)	$—	$(400,000)
Principal repayments	90,000	—	400,000

Borrowings from other FHLBanks
Proceeds from borrowings	$—	$250,000	$—
Principal repayments	—	(250,000)	—

There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2020 or 2019.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in our statement of income.

DEFINED TERMS

2005 SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, as amended
ABS: Asset-Backed Securities
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
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
COVID-19: Coronavirus Disease 2019
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Collectively, the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, in effect through October 1, 2020 and the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, commencing October 2, 2020
DDCP: Directors' Deferred Compensation Plan
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: Financial Conduct Authority
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
FOMC: Federal Open Market Committee
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Exchange Act
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Exchange Act
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
Freddie Mac: Federal Home Loan Mortgage Corporation
Frozen SERP: Federal Home Loan Bank of Indianapolis Supplemental Executive Retirement Plan, frozen effective December 31, 2004
GAAP: Generally Accepted Accounting Principles in the United States of America
Ginnie Mae: Government National Mortgage Association
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
SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Collectively, the 2005 SERP and the Frozen SERP
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated
SMI: Supplemental Mortgage Insurance
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TDR: Troubled Debt Restructuring
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
VaR: Value at Risk
WAIR: Weighted-Average Interest Rate

Supplementary Data

Supplementary unaudited financial data for each full quarter within the years ended December 31, 2020 and 2019 are included in the tables below ($ amounts in millions).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2020
Statement of Income	2020	2020	2020	2020	Total
Interest income	$365	$195	$151	$142	$853
Interest expense	302	128	90	70	590
Net interest income	63	67	61	72	263
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	63	67	61	72	263
Other income (loss)	(4)	(25)	(17)	(9)	(55)
Other expenses	26	26	27	30	109
Income before assessments	33	16	17	33	99
AHP assessments	4	2	2	3	11
Net income	$29	$14	$15	$30	$88

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2019
Statement of Income	2019	2019	2019	2019	Total
Interest income	$446	$474	$439	$394	$1,753
Interest expense	388	414	389	324	1,515
Net interest income	58	60	50	70	238
Provision for (reversal of) credit losses	—	—	—	—	—
Net interest income after provision for credit losses	58	60	50	70	238
Other income (loss)	3	3	3	11	20
Other expenses	23	24	24	28	99
Income before assessments	38	39	29	53	159
AHP assessments	4	4	3	6	17
Net income	$34	$35	$26	$47	$142

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

As of December 31, 2020, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency Order issued June 10, 2020 provides that we have 17 seats on our board of directors for 2021, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2020 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

2020 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2020 was the fourth quarter election of three independent directors and two Indiana member directors. No meeting of the members was held with regard to the 2020 election. The 2020 election was conducted in accordance with the Bank Act and Finance Agency regulations.

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

Our directors are listed in the table below, including those who served in 2020 or serve as of March 10, 2021.

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Dan L. Moore, Chair (1)	70	1/1/2011	12/31/2022	Member (IN)
James L. Logue, III, Vice Chair (1)	68	4/24/2007	12/31/2021	Independent
Karen F. Gregerson, Vice Chair (1)	60	1/1/2013	12/31/2024	Member (IN)
Brian D. J. Boike	44	1/1/2020	12/31/2023	Member (MI)
Jonathan P. Bradford (2)	71	4/24/2007	12/31/2020	Independent
Ronald Brown	56	1/1/2018	12/31/2021	Member (IN)
Clifford M. Clarke	57	1/1/2021	12/31/2024	Member (IN)
Lisa D. Cook	56	1/1/2021	12/31/2024	Independent
Charlotte C. Decker	56	1/1/2017	12/31/2024	Independent
Robert M. Fisher	60	1/1/2019	12/31/2022	Member (MI)
Michael J. Hannigan, Jr.	76	4/24/2007	12/31/2021	Independent
Jeffrey G. Jackson	50	1/1/2019	12/31/2022	Member (MI)
Carl E. Liedholm	80	1/1/2009	12/31/2020	Independent
Robert D. Long	66	4/24/2007	12/31/2023	Independent
Michael J. Manica	72	1/1/2016	12/31/2023	Member (MI)
Larry W. Myers	62	1/1/2018	12/31/2021	Member (IN)
Christine Coady Narayanan (3)	57	1/1/2008	12/31/2023	Independent
Todd Sears (4)	52	1/1/2021	12/31/2024	Independent
Larry A. Swank	78	1/1/2009	12/31/2022	Independent
Ryan M. Warner	64	1/1/2017	12/31/2020	Member (IN)

(1)    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 16, 2018, our board elected Mr. Moore as Chair and Mr. Logue as Vice Chair for 2019-2020. On November 20, 2020, our board elected Mr. Moore as Chair and Ms. Gregerson as Vice Chair for 2021-2022.
(2)    Public Interest Director designation, effective April 24, 2007, through the expiration of his term on December 31, 2020.
(3)    Public Interest Director designation, effective May 15, 2014, throughout current term.
(4)    Public Interest Director designation, effective January 1, 2021, throughout current term.

Each of our directors serves on one or more committees of our board. Committee assignments are made annually, based on board consensus, with input from the President - CEO. Committee assignments take into consideration several factors, including the committees’ responsibilities and needs, directors' preferences and expertise, the benefits of rotations in committee memberships, and balancing the committees' responsibilities among all directors. The following table presents the committees on which each director serves as of March 10, 2021, as well as whether the director is the Chair (C), Vice Chair (VC), member (x), or Ex-Officio member (EO).

Name	Affordable Housing	Audit	Executive/ Governance	Finance/Budget	Human Resources	Risk Oversight	Succession Planning	Technology
Dan L. Moore	EO	EO	C	EO	EO	EO	EO	EO
Karen F. Gregerson		X	VC			X
Brian D.J. Boike				X	X	VC
Ronald Brown	X				VC	X	X
Clifford M. Clarke				X	X			VC
Lisa D. Cook				X		X		X
Charlotte C. Decker			X			X		C
Robert M. Fisher		X	X		C		X
Michael J. Hannigan, Jr.	X				X		VC	X
Jeffrey G. Jackson	X	VC				X
James L. Logue III	X			VC	X		X
Robert D. Long		C	X	X				X
Michael J. Manica	X		X	C			X
Larry W. Myers		X	X			C
Christine Coady Narayanan		X	X				C
Todd Sears	VC	X						X
Larry A. Swank	C		X	X			X

It has been the practice of the board of directors to not appoint any director as Chair of more than one Committee.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Dan L. Moore is the Chairman of Home Bank SB in Martinsville, Indiana, and has served in that position since January 2021. Previously, he served as its Chairman, President and CEO from April 2020 to January 2021, after having served as its President, CEO and director beginning in 2006. Mr. Moore has been employed by Home Bank SB since 1978. Mr. Moore serves on the board of directors of Stability First, a not-for-profit organization in Martinsville, Indiana, established to address issues associated with the alleviation of poverty. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

Karen F. Gregerson is the President and CEO of The Farmers Bank in Frankfort, Indiana, and President of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to those positions in April 2016. She is also a director of both entities. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she held beginning in 1997. She also serves as a member of the board of directors of the Indiana Statewide Certified Development Corporation. Ms. Gregerson holds a bachelor of science degree from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology. She maintains her CPA designation. The board of directors has determined that Ms. Gregerson is an Audit Committee Financial Expert due primarily to her experience as a director, CEO and Chief Financial Officer of a commercial bank and as a CPA.

Brian D. J. Boike is the Executive Vice President & Treasurer of Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, an NYSE-listed bank holding company located in Troy, Michigan, and has held that position since October 2014. Prior to that, Mr. Boike was Senior Vice President & Director of Capital Planning and Stress Testing of FirstMerit Bank, a subsidiary of FirstMerit Corporation (acquired by Huntington Bancshares Incorporated in August 2016), from April 2013 until October 2014. Previously, he was the Senior Vice President & Treasurer of Citizens Bank, a subsidiary of Citizens Republic Bancorp, Inc. in Flint, Michigan (acquired by FirstMerit Corporation in April 2013), from November 2009 until April 2013 and prior to that, Vice President & Asset Liability Manager from 2004 to November 2009 of Citizens Bank. Mr. Boike holds a bachelor of arts degree in economics from the University of Michigan and a Master of Arts in Political Economy degree from Boston University. Mr. Boike is also a CFA® charterholder.

Ronald Brown is Executive Vice President - General Counsel and a member of the board of directors of United Fidelity Bank, FSB, in Evansville, Indiana since January 2021, after having served as Senior Vice President - General Counsel and a member of the board of directors of United Fidelity Bank, FSB, since 2015. He is also Senior Vice President - General Counsel of its affiliated thrift holding company, Pedcor Financial, LLC, in Carmel, Indiana, since 2005. He is also a member of the board of an affiliated company, Pedcor Assurance Company. He is a member of the board of directors of the Indianapolis Legal Aid Society. Mr. Brown holds a bachelor of arts degree from the University of Southern California and a juris doctor degree from Indiana University.

Clifford M. Clarke is the board vice chair of Three Rivers Federal Credit Union in Fort Wayne, Indiana, since 2020, and has served as a director of the credit union since August 2012. Mr. Clarke is the founder, Principal Consultant, and President of C2 IT Advisors LLC, a strategic information technology consulting firm since December 2008. He served as the Chief Information Officer of the Public Technology Institute, a national nonprofit organization advising local municipal executives on technology, research, and best practices, located in Alexandria, Virginia, from 2009-2020. Previously, Mr. Clarke served as the Executive Director in the Office of Information Technology of Ivy Tech Community College, Fort Wayne, Indiana from July 2010 through September 2019. He has previously served as board chair of Big Brothers Big Sisters Northeast Indiana and Leadership Fort Wayne. He is the Fort Wayne Black Chamber of Commerce board president. Mr. Clarke holds a master of business administration and a bachelor of science degree, each from Indiana Institute of Technology, where he is pursuing a PhD in global leadership. Mr. Clarke holds several professional certifications including CRISC, CGEIT, CISM, CSSGB, and PMP.

Lisa D. Cook, PhD, is a Professor of Economics and International Relations at Michigan State University in East Lansing, Michigan, and has held that position since 2005. Previously, Dr. Cook was President of the National Economic Association from 2015-2016, was elected to the Executive Committee of the American Economic Association for 2019, and served in the White House Council of Economic Advisers during 2011-2012. She is a Research Associate at the National Bureau for Economic Research and has previously held visiting appointments at the University of Michigan, and the Federal Reserve Banks of Chicago, Minneapolis, New York, and Philadelphia. Dr. Cook holds a PhD in economics from the University of California, Berkeley, and bachelors of arts degrees from Spelman College and St. Hilda's College, Oxford University, Oxford, United Kingdom.

Charlotte C. Decker is Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, and has held that position since December 2014. She is also a director of Quaker Chemical Corporation (also known as Quaker Houghton), a chemicals company whose board of directors she joined in May 2020. Ms. Decker served as a Senior Consultant for Data Consulting Group, an information technology consulting services company in Detroit, Michigan, from August 2014 through December 2015. Prior to that, she was Vice President - Chief Technology Officer for Auto Club Group, an insurance and financial services company in Dearborn, Michigan, from September 2008 to June 2014. She was a Director of Global Computing for General Motors Corporation in Detroit, Michigan, from 2004 to 2007. Ms. Decker holds a bachelor of science degree, a master of science degree, and a master of business administration degree, each from the University of Michigan.

Robert M. Fisher is President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and has held that position since 2018. He also serves as the vice chair of that bank's board of directors, and is the President and Secretary of Lake Financial Holding Company, Baldwin, Michigan, its bank holding company. Prior to 2018, Mr. Fisher served as President - Chief Operating Officer of Lake-Osceola State Bank since 2005. Mr. Fisher is chair of the board of Baldwin Family Health Care, a community healthcare program. Mr. Fisher holds a bachelor of business leadership degree from Baker College. The board of directors has determined that Mr. Fisher is an Audit Committee Financial Expert due primarily to his experience as President - CEO and Chief Operating Officer of a commercial bank.

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

Jeffrey G. Jackson is the Chief Lending Officer of Michigan State University Federal Credit Union, in East Lansing, Michigan, and has held that position since July 2015. Prior to that appointment, Mr. Jackson was Senior Vice President - Business Lending and Operations during 2015 and Vice President - Payment Systems and Support Services from 2012 through 2014. He has also held officer positions in Member Services, Finance and Internal Audit since he began employment with Michigan State University Federal Credit Union in 1997. Before joining that institution, he held positions with public accounting firms. Mr. Jackson also serves on the board of directors of Child and Family Charities, and previously served on the board of directors of the Michigan Credit Union Foundation, both located in Lansing, Michigan. Mr. Jackson maintains his CPA designation. He holds a bachelor of business administration degree from the University of Michigan, and a master of business administration degree from Michigan State University. The board of directors has determined that Mr. Jackson is an Audit Committee Financial Expert primarily due to his experience as an officer of a financial institution and his experience in public accounting.

James L. Logue III is the Executive Vice President, Policy and Government Relations of Cinnaire Corp., formerly Great Lakes Capital Fund, a housing finance and development company in Lansing, Michigan, and has held that position since January 2020. He previously served as Chief Public Policy Officer starting in 2018, and as Chief Strategy Officer starting in 2016, after having served as Chief Operating Officer of Cinnaire since 2003. Prior to that, Mr. Logue served as the Executive Director of the Michigan State Housing Development Authority beginning in 1991. Mr. Logue has over 40 years' experience in affordable housing, finance, commercial real estate and economic development matters. He served as Deputy Assistant Secretary for Multifamily Housing Programs at HUD in 1988 - 1989, and has been involved in various capacities with the issuance of housing bonds and the management of multi-billion dollar housing portfolios. Mr. Logue serves as a board member of the National Housing Trust, Washington, D.C. Mr. Logue holds a bachelor of arts degree from Kean College.

Robert D. Long retired from KPMG LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an Audit Partner for KPMG since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long maintains his CPA designation. Since December 2014, Mr. Long has been a member of the board for Celadon Group, Inc., a transportation and logistics company, also serving as its Audit Committee chair and Audit Committee financial expert from December 2014 through the termination of such committee in 2019. From 2010 to 2015, Mr. Long was a member of the board and chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. He holds a bachelor of science degree from Indiana University. The board of directors has determined that Mr. Long is an Audit Committee Financial Expert due primarily to his previous experience as an audit partner at a major public accounting firm and as the Audit Committee chair of multiple companies.

Michael J. Manica is the vice chair and a director of United Bank Financial Corporation, a bank holding company, and is vice chair and a director of its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held those positions since July 2019. Before his appointments as vice chair, Mr. Manica had served as a director and President and Chief Executive Officer beginning in March 2014. His career with United Bank of Michigan began in 1980. He holds a bachelor of arts degree from the University of Michigan and completed the Graduate School of Banking program at the University of Wisconsin.

Larry W. Myers is the President and CEO of First Savings Financial Group, Inc., a bank holding company, and its banking subsidiary, First Savings Bank, in Clarksville, Indiana, and has held those positions since 2009 and 2007, respectively. Previously he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 35 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as chair of the Indiana Bankers Association and currently serves on the Community Bank Council and the FHLBank Committee of the American Bankers Association. He additionally serves as an Advisory Director for the Community Depository Institutions Advisory Council of the Federal Reserve Bank of St. Louis. Mr. Myers holds a bachelor of science degree and a master of business administration degree, both from the University of Kentucky. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

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

Todd Sears is Executive Vice President of Research, Policy & Strategy at Kittle Property Group, Inc. (formerly Herman & Kittle Properties, Inc.), in Indianapolis, Indiana, a national multifamily housing property developer, having served in that position since March 2021. Prior to that appointment, he served as Executive Vice President from January 2018 through February 2021, after serving as Executive Vice President - Portfolio Management & Analysis beginning in January 2014. He joined Kittle Property Group Inc. in 2005. During 2020, Mr. Sears also was an adjunct professor of real estate finance at Butler University. He previously served on our Affordable Housing Advisory Council from 2012-2018. He is the founder of Pyxso, LLC, a consulting firm through which he has provided advisory services to not-for-profit companies since 2011. Mr. Sears holds a bachelor of science degree from Indiana University, Bloomington, Indiana, and a master of arts degree from Indiana University, Indianapolis, Indiana. Mr. Sears is a CFA® charterholder and holds a Chartered Alternative Investment Analyst designation.

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

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors as of December 31, 2020:

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

The Bank Act requires the FHLBanks to comply with the substantive audit committee director independence rules applicable to issuers of securities registered under the Exchange Act. Those rules provide that, to be considered an independent member of an audit committee, a director may not be an affiliated person of the registrant. The term "affiliated person" means a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, the registrant. The rule provides a "safe harbor," whereby a person will not be deemed an affiliated person if the person is not the beneficial owner, directly or indirectly, of more than 10% of any class of voting securities of the registrant. All of our Audit Committee member directors' institutions met this safe harbor as of December 31, 2020, and as of March 10, 2021.

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors that was most recently amended on March 19, 2020. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. Furthermore, the Audit Committee oversees the programs, policies, and systems of the Bank designed to ensure the integrity and reliability of Bank operations and technology, including cybersecurity. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in any investigation.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. During 2020, the Audit Committee met 13 times and, among other matters, also:

•reviewed the scope of and overall plans for the external and internal audit programs;
•reviewed and recommended board approval of our policy with regard to the hiring of former employees of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC");
•reviewed and approved our policy for the pre-approval of audit and permitted non-audit services by the independent registered public accounting firm ("independent auditor");
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
•discussed with management and PwC significant matters, including Critical Audit Matters, arising during the audit and other areas of significant judgment or estimation in preparing the financial statements;
•reviewed and challenged management and PwC, as necessary, on how they have established materiality thresholds for establishing the controls over financial reporting and their audit process; and
•discussed with management the use and appropriateness of any non-GAAP measures in the financial statements.

The Sarbanes-Oxley Act of 2002 requires the Audit Committee to establish and maintain procedures for the confidential submission of employee concerns regarding questionable accounting, internal controls or auditing matters. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any related concerns we receive. The Audit Committee encourages employees and third-party individuals and organizations to report concerns about accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing pertaining to the Bank.

The Bank is one of 11 regional FHLBanks across the United States which, along with the Office of Finance, compose the FHLBank System. Each FHLBank operates as a separate entity with its own management, employees, and board of directors, and each is regulated by the Finance Agency. The Office of Finance has responsibility for the issuance of consolidated obligations on behalf of the FHLBanks, and for publishing combined financial reports of the FHLBanks. Accordingly, the FHLBank System has determined that it is optimal to have the same independent auditor to coordinate and perform the separate audits of the financial statements of each FHLBank and the FHLBanks' combined financial reports. The FHLBanks and the Office of Finance cooperate in selecting, setting the compensation of, and evaluating the performance of the independent auditor, but the responsibility for the appointment of and oversight of the independent auditor remains solely with the audit committee of each FHLBank and the Office of Finance.

PwC has been the independent auditor for the FHLBank System and the Bank since 1990. The Audit Committee engages in thorough evaluations each year when appointing an independent auditor. In connection with the appointment of the Bank's independent auditor, the Audit Committee's evaluation included consultation with the Audit Committees of the other FHLBanks and the Office of Finance. In the course of these evaluations, the Audit Committee considers, among other factors:

•an analysis of the risks and benefits of retaining the same firm as independent auditor versus engaging a different firm, including consideration of:
◦PwC engagement audit partner, engagement quality review partner and audit team rotation;
◦PwC's tenure as the Bank's and the FHLBank System's independent auditor;
◦benefits associated with engaging a different firm as independent auditor; and
◦potential disruption and risks associated with changing the Bank's independent auditor;
•PwC's familiarity with our operations and businesses, accounting policies and practices and internal control over financial reporting;
•PwC's historical and recent performance of our audit, including feedback from Bank management as to PwC's service and quality;
•an analysis of PwC's known legal risks and significant proceedings;
•both engagement and external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board audit quality inspection reports on PwC and its peer firms as well as metrics indicative of audit quality;
•the appropriateness of PwC's fees, on both an absolute basis and as compared to fees charged to other banks both within and beyond the FHLBank System and trends therein; and
•the diversity of PwC's ownership and staff assigned to the engagement.

The Audit Committee reviews and approves the amount of fees paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence. To the Audit Committee's knowledge, there are no other matters which cause the Audit Committee to believe PwC is not independent.

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Bank. For engagement audit and quality review partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate(s) for the role, as well as discussion by the full Audit Committee and with management. The Bank's current lead audit partner has served since 2016.

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2020.

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent auditor is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of our Chief Internal Audit Officer ("CIAO"), who reports to the Audit Committee.

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

Prior to their issuance, the Audit Committee reviews and discusses the quarterly and annual earnings releases, financial statements (including the presentation of any non-GAAP financial information) and additional disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" with management, our internal auditors and PwC. The Audit Committee also oversees our internal auditors' review of our policies and practices with respect to financial risk assessment, and our processes and practices with respect to enterprise risk assessment and management (although the board's Risk Oversight Committee has primary responsibility for the review of our risk assessment and risk management matters). The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X; received the disclosures and letter from PwC required by applicable requirements of the Public Company Accounting Oversight Board concerning independence, and has discussed PwC's independence with PwC. The Audit Committee met with PwC and with our internal auditors, in each case with and without other members of management present, to discuss the results of their respective audits; their views regarding the appropriateness of management's estimates, judgments, selection of accounting policies, and systems of internal controls; and the overall quality and integrity of our financial reporting. Management represented to the Audit Committee that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, for filing with the SEC.

The Audit Committee is comprised of the following directors as of March 10, 2021:

Robert D. Long, Chair, independent director
Jeffrey G. Jackson, Vice Chair
Robert M. Fisher
Karen F. Gregerson
Larry W. Myers
Christine Coady Narayanan, independent director
Todd Sears, independent director
Dan L. Moore, Ex-Officio Voting Member

2020 Audit Committee Financial Experts. Our board of directors determined that Audit Committee Chair Robert D. Long, Audit Committee Vice Chair Ryan M. Warner, and Audit Committee members Robert M. Fisher, Karen F. Gregerson, Jeffrey G. Jackson and Larry W. Myers were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

Mr. Warner's term as a director ended on December 31, 2020. The board of directors determined that Mr. Warner was an Audit Committee Financial Expert due primarily to his extensive experience as chairman and CEO, president and in other senior management capacities in a financial institution.

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

Name	Age	Position
Cindy L. Konich (1)	64	President - Chief Executive Officer ("CEO")
William D. Miller (2)	63	Executive Vice President - Chief Economist
Deron J. Streitenberger (3)	53	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare (4)	67	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (5)	56	Senior Vice President - Treasurer
Shaun H. Clifford (6)	60	Senior Vice President - General Counsel and Chief Compliance Officer (Ethics Officer)
Kristina L. Cunningham (7)	45	Senior Vice President - Senior Director of Compliance & Operational Risk Analysis
Christopher Dawson (8)	44	Senior Vice President - Chief Information Officer
Jonathan W. Griffin (9)	50	Senior Vice President - Chief Business Development Officer
Kania D. Lottie (10)	39	Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer (Ethics Officer)
Brendan McGrath (11)	43	Senior Vice President - Chief Risk Officer ("CRO")
Gregory J. McKee (12)	47	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (13)	64	Senior Vice President - Chief Accounting Officer ("CAO")
Mary Beth Wott (14)	56	Senior Vice President - Community Investment Officer

(1)    Ms. Konich was appointed by our board of directors to serve as President - CEO in July 2013. Prior to that appointment, she served as Acting Co-President - CEO for two periods during 2013. Previously, Ms. Konich was promoted to Executive Vice President - Chief Operating Officer - Chief Financial Officer in July 2010 after having served as Senior Vice President - Chief Financial Officer beginning in September 2007. As an FHLBank President, she serves on the Board of Directors of the FHLBank Office of Finance, and is a member of its Governance Committee. Ms. Konich holds an MBA and is a CPA.
(2)    Mr. Miller's employment with the Bank ceased effective February 19, 2021. He was appointed Executive Vice President - Chief Economist effective May 25, 2020. Previously, he had been appointed Executive Vice President - Chief Risk and Compliance Officer in November 2018, after having been appointed Executive Vice President - Chief Risk Officer effective January 2017, and Senior Vice President - Chief Risk Officer in February 2014. Mr. Miller holds an MBA.
(3)    Mr. Streitenberger was promoted to Executive Vice President - CBOO effective January 2019, after having been appointed Senior Vice President - CBOO effective January 2016. Prior to that, he was appointed Senior Vice President - Chief Information and MPP Operations Officer in February 2015. He was previously promoted to Senior Vice President - Chief Information Officer effective January 2015. Mr. Streitenberger holds an MBA.
(4)    Mr. Teare was promoted to Executive Vice President - CFO effective January 2017, after having been appointed Senior Vice President - CFO in February 2015. He was previously appointed Senior Vice President - Chief Banking Officer in September 2008. Mr. Teare holds an MBA.
(5)    Mr. Brandt was appointed Senior Vice President - Treasurer effective January 2016. Previously, Mr. Brandt was Vice President and Senior Manager - Liquidity and Funding at BMO Harris Bank from July 2015 to December 2015. Prior to that, he was Managing Principal of North Center Management Partners LLC from December 2014 to July 2015. Mr. Brandt holds an MBA.
(6)    Ms. Clifford was appointed Senior Vice President - General Counsel effective March 16, 2020, and was appointed Senior Vice President - General Counsel & Chief Compliance Officer effective May 25, 2020. Ms. Clifford also serves as one of the Bank's Ethics Officers. Previously, Ms. Clifford was a Partner at the law firm Faegre Drinker Biddle & Reath LLP from January 2003 to February 2020. Ms. Clifford holds a JD and is licensed to practice law in the State of Indiana and in Washington, D.C.
(7)    Ms. Cunningham was promoted to Senior Vice President - Senior Director of Compliance & Operational Risk Analysis effective May 25, 2020. Previously, she was appointed First Vice President - Senior Director of Compliance + Operational Risk Analysis effective November 2018, after having been appointed First Vice President - Director of Operational Risk Analysis effective January 2018, and Vice President - Director of Operational Risk Analysis in March 2016. Ms. Cunningham holds an MBA and a CRMA certification, and is a CPA.

(8)    Mr. Dawson was promoted to Senior Vice President - Chief Information Officer effective January 2019, after having been appointed First Vice President - Chief Technology Officer in November 2015. Prior to that, he was appointed Vice President - Director of Technology Services in March 2014. Mr. Dawson holds an MBA.
(9)    Mr. Griffin was appointed Senior Vice President - Chief Business Development Officer in June 2018, after serving as Senior Vice President - Chief Marketing Officer from 2017 to 2018. Mr. Griffin was promoted to Senior Vice President - Chief Credit and Marketing Officer effective January 2015. Mr. Griffin holds an MBA and is a CFA® charterholder.
(10)    Ms. Lottie was promoted to Senior Vice President - Chief Human Resources and Diversity & Inclusion Officer in July 2019, which position was redesignated as Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer in September 2020. Previously, she had been appointed First Vice President - Director of Human Resources and Diversity & Inclusion in November 2018, after having been appointed First Vice President - Director of Human Resources effective January 2018. Ms. Lottie was appointed Vice President - Director of Human Resources effective January 2016 after having served as Vice President - Director of Human Resources and Administration & Corporate Secretary since May 2015. Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana. She also holds SPHR and SHRM-SCP certifications.
(11)    Mr. McGrath was promoted to Senior Vice President - Chief Risk Officer effective May 25, 2020, after having been appointed Senior Vice President - Chief Analytics Officer effective January 2019, and First Vice President - Director of Credit Risk Analysis effective January 2017. Prior to that, Mr. McGrath was appointed Vice President - Director of Credit Risk Analysis in May 2014. Mr. McGrath holds a masters of science in accounting, is a CPA and a CFA® charterholder.
(12)    Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015. Mr. McKee holds an MBA and is a CPA.
(13)    Mr. Short was appointed Senior Vice President - CAO in August 2009. Mr. Short holds an MBA and is a CPA.
(14)    Ms. Wott was promoted to Senior Vice President - Community Investment Officer effective July 2019, after having been appointed First Vice President - Community Investment Officer in July 2013. Ms. Wott holds an MBA.

Code of Ethics and Codes of Conduct

We have a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our principal executive officer, our principal financial officer, and our principal accounting officer ("Senior Financial Officers"). The Code of Ethics sets forth the obligations of the Senior Financial Officers related to honest and ethical conduct; full, fair, accurate, timely, and understandable disclosures; compliance with applicable laws, rules and regulations; prompt internal reporting of Code of Ethics violations; and accountability for adherence to the Code of Ethics. The Bank intends to post information regarding any amendments to, or waivers from, its Code of Ethics on its website. We additionally have a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council Members, a Code of Conduct and Conflict of Interest Policy for Directors and a Code of Conduct and Conflict of Interest Policy for Employees and Contractors (collectively, the "Codes of Conduct").

The Codes of Conduct and the Code of Ethics are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. Interested persons may also request a copy of the Codes of Conduct and the Code of Ethics by contacting us, Attention: Corporate Secretary, FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") is a standing committee that serves as the Compensation Committee of the board of directors and is comprised solely of directors. No officers or employees of our Bank serve on the HR Committee, nor do any Bank officers serve as directors of any member institution or of any other entity, one of whose officers is a director of our Bank. Further, no director serving on the HR Committee has ever been an officer of our Bank or had any other relationship that would be disclosable under Item 404 of SEC Regulation S-K.

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has by resolution recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for 2020.

As of the dates indicated, the HR Committee was comprised of the following directors:

Name	December 31, 2020	March 10, 2021
Christine Coady Narayanan	Chair
Robert M. Fisher	Vice Chair	Chair
Brian D.J. Boike		Member
Ronald Brown	Member	Vice Chair
Clifford M. Clarke		Member
Charlotte C. Decker	Member
Michael J. Hannigan, Jr.	Member	Member
James L. Logue, III		Member
Robert D. Long	Member
Dan L. Moore	Ex-Officio	Ex-Officio

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers and employees other than the NEOs. Our NEOs for 2020 consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, and (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers (as defined in SEC rules) at the end of 2020. The following persons were our NEOs for 2020, the period covered by this Compensation Discussion and Analysis.

NEO	Title
Cindy L. Konich	President - Chief Executive Officer ("CEO") - PEO
Gregory L. Teare	Executive Vice President - Chief Financial Officer ("CFO") - PFO
William D. Miller (1)	Executive Vice President - Chief Economist
Deron J. Streitenberger	Executive Vice President - Chief Business Operations Officer ("CBOO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")

(1)    Mr. Miller's employment with the Bank ceased effective February 19, 2021.

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (eight times in 2020) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (eight times in 2020) and reports its recommendations to the board.

Regulation of Executive Compensation.

Bank Act and Finance Agency Executive Compensation Rule. Because we are a GSE, our executive compensation programs are subject to regulation by the Finance Agency. The Safety and Soundness Act and the Finance Agency's rule on executive compensation ("Executive Compensation Rule") provide the Finance Agency Director with the authority to prevent the FHLBanks from paying compensation to executive officers that is not "reasonable and comparable" to compensation for employment paid at institutions of similar size and function for similar duties and responsibilities. While the Safety and Soundness Act and the Executive Compensation Rule prohibit the Director from setting specific levels or ranges of compensation for FHLBank executive officers, the Executive Compensation Rule does authorize the Director to identify relevant factors for determining whether executive compensation is reasonable and comparable. Such factors include but are not limited to: (i) duties and responsibilities of the position; (ii) compensation factors that indicate added or diminished risks, constraints, or aids in carrying out the responsibilities of the position; and (iii) performance of the executive officer's institution, the specific executive officer, or one of the institution's significant components with respect to achievement of goals, consistency with supervisory guidance and internal rules of the entity, and compliance with applicable laws and regulations. We have incorporated these factors into our development, implementation, and review of compensation policies and practices for executive officers, as described below.

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

Compensation Philosophy and Objectives. In 2020, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors regularly reviews these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. As a cooperative, we are not able to offer equity-based compensation, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs and senior management, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to three of the NEOs) or additional non-elective contributions (with respect to the other two NEOs) and other retirement benefits (as to all NEOs). This approach generally will lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our Bank-wide short-term and long-term business objectives and focus executives' efforts on fulfilling these objectives. The Executive/Governance Committee reviews the President - CEO's performance and researches and recommends the President - CEO's salary to the board of directors. The President - CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends, for approval by the board, the percentage of salary increases that will apply to merit and promotional or internal pay equity adjustments for each year's budget. The benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual incentive awards and the deferred incentive awards for the board's review and approval.

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 7, 2020, and January 22, 2021, respectively. Those charters are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last ten years, McLagan Partners, Inc. ("McLagan"), an Aon plc company, was engaged by Bank management to work with the HR Committee to evaluate and update our salary and benefit benchmarks for certain positions, including the NEOs' positions, in our Bank. Many other FHLBanks engage McLagan for similar compensation-related services.

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

As a guideline, McLagan considers compensation for a role within 10 percent of the market benchmark to be competitive and within 15 percent to be within the competitive market range. We consider this general range along with our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy.

For 2020, McLagan identified three peer groups, which are collectively referred to as "Competitor Groups." The first peer group is comprised of the 10 other FHLBanks. The benchmark positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of a number of large financial institutions and regional commercial banks, as well as the Federal Reserve Banks. There are 102 institutions in the second peer group. The benchmark positions used from the large financial institutions and regional commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at such institutions compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large financial institution's or regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the large financial institutions and regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank.

ABN AMRO	Federal Reserve Bank of Atlanta	New York Community Bank
AIB	Federal Reserve Bank of Boston	Nomura Securities
Ally Financial Inc.	Federal Reserve Bank of Chicago	Nord/LB
Arvest Bank	Federal Reserve Bank of Kansas City	Nordea Bank
Associated Bank	Federal Reserve Bank of Minneapolis	Northern Trust Corporation
Australia & New Zealand Banking Group	Federal Reserve Bank of New York	OCBC Bank
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Richmond	OneMain Financial
Bank ABC	Federal Reserve Bank of San Francisco	People's United Financial, Inc.
Bank Hapoalim	Federal Reserve Bank of St. Louis	PNC Bank
Bank of America	Fifth Third Bank	Regions Financial Corporation
Bank of Ireland	First Citizens Bank - NC	Royal Bank of Canada
Bank of New York Mellon	First National Bank of Omaha	Royal Bank of Scotland Group
Bank of Nova Scotia	First Republic Bank	Sallie Mae
Bank of the West	First Tennessee Bank/First Horizon	Santander Bank, NA
Bayerische Landesbank	Flagstar Bank	Siemens Financial Services
BBVA	Freddie Mac	Signature Bank - NY
BBVA Compass	Frost Bank	Societe Generale
BMO Financial Group	Hancock Whitney Bank	Standard Chartered Bank
BNP Paribas	HSBC	State Street Corporation
BOK Financial Corporation	Huntington Bancshares, Inc.	Sterling National Bank
Brown Brothers Harriman	ING	Sumitomo
Capital One	Intesa Sanpaolo	SVB Financial Group
CIBC World Markets	Investec Bank	Synovus Financial Corporation
CIT Group Inc.	Investors Bancorp, Inc	TD Securities
Citigroup	JP Morgan Chase	Texas Capital Bank
Citizens Financial Group	KBC Bank	Truist
City National Bank	KeyCorp	U.S. Bancorp
Comerica	Lloyds Banking Group	UMB Financial Corporation
Commerce Bank	M&T Bank Corporation	UniCredit Bank AG
Commerzbank	Macquarie Bank	Valley National Bancorp
Commonwealth Bank of Australia	Mitsubishi UFJ Trust	Webster Bank
Crédit Agricole CIB	MUFG Bank, Ltd.	Wells Fargo Bank
Credit Industriel et Commercial – N.Y.	National Australia Bank	Wintrust Financial Corporation
Fannie Mae	Natixis	Zions Bancorporation

The third peer group consists of publicly-traded regional/commercial banks with assets of $10 billion to $20 billion. There are 36 banks in the third peer group. The benchmark jobs used from this peer group include the NEOs reported in their proxy statements, which capture the executive responsibilities encompassed in the positions.

Ameris Bancorp	CVB Financial Corp.	International Bancshares Corp.
Atlantic Union Bkshs Corp.	First Financial Bancorp.	Northwest Bancshares, Inc.
Axos Financial Inc.	First Interstate BancSystem	Pacific Premier Bancorp
Bank of Hawaii Corp.	First Merchants Corp.	Renasant Corp.
Banner Corp.	First Midwest Bancorp Inc.	South State Corporation
Berkshire Hills Bancorp Inc.	Glacier Bancorp Inc.	TowneBank
Cadence Bancorp.	Great Western Bancorp	Trustmark Corp.
Cathay General Bancorp	Heartland Financial USA Inc.	United Bankshares Inc.
CenterState Bank Corp.	Home BancShares Inc.	United Community Banks Inc.
Columbia Banking System Inc.	Hope Bancorp, Inc.	Washington Federal Inc.
Community Bank System Inc.	Independent Bank Corp.	WesBanco Inc.
Customers Bancorp Inc.	Independent Bk Group Inc.	WSFS Financial Corp.

The benchmark jobs selected by McLagan from the Competitor Groups collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this Competitor Group analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy, as discussed above.

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

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2020 consisted of:

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

Base Salaries. Unless otherwise described, the term "base salary" as used in this Item 11 refers to an individual's annual salary, including any adjustments, before considering incentive compensation, deferred compensation, perquisites, taxes, or any other adjustments that may be elected or required. We recruit and desire to retain senior management from national markets. Consequently, the cost of living in Indiana is not a direct factor in determining base salary. Merit increases to base salaries are used, in part, to keep our NEO salary levels competitive with those in the Competitor Groups.

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

The NEOs’ base salaries for 2020 were effective December 23, 2019. Annual base salaries are typically paid in 26 even biweekly installments. However, during 2020, we paid a 27th installment on December 31, 2020 because the first scheduled pay date of 2021 was on the holiday of January 1, 2021. The salary amounts presented in the Summary Compensation Table reflect the actual payments received for 2020, which reflects 27 pay periods rather than the customary 26 pay periods. All of our compensation programs are calculated on the basis of such person's base salary, i.e., the total salary received by a participant during the year, except where otherwise noted.

Annual and Deferred Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is based on our overall performance. Our incentive plan has a measurement framework that rewards achievement of specific goals consistent with our mission. As discussed below, our incentive plan is performance-based and represents a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders, and is appropriate to our status and risk appetite as a housing GSE.

The board of directors adopted an incentive compensation plan effective January 1, 2012 ("Incentive Plan"). The Incentive Plan provides cash award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any eligible employee hired before October 1 of a calendar year becomes a "Participant" in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's President - CEO, an EVP or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with us containing certain non-solicitation and non-disclosure provisions.

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs), may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2018, 2019 or 2020. The board establishes a maximum award for eligible Participants before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary (i.e., amount actually received during the year as salary) or wages for hours worked, including overtime, and hours paid under the Bank's paid-time-off policies, as applicable, but excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, or long-term disability insurance payments paid for the current or a prior year.

With respect to the NEOs' Annual Awards and Deferred Awards, 50% of an award to a Level I Participant will become earned and vested on the last day of the Performance Period (Annual Award), subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Performance Period). The remaining 50% will become earned and vested on the last day of the Deferral Performance Period (Deferred Award), subject to the attainment of a specific minimum individual performance rating for each year of such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Deferral Performance Period), and further subject to the Bank's achievement during the Deferral Performance Period of additional performance goals relating to our profitability, retained earnings, regulatory capital-to-assets ratio, and distributions in compliance with AHP funding requirements. Depending on our performance during the Deferral Performance Period, the final award (i.e., the amount of the earned and vested Deferred Award ultimately paid to the Level I Participant) will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award. The level of achievement of those additional goals could thereby result in an increase or decrease to the Deferred Awards, through which the Level I Participants share in the Bank's performance for a longer term.

If a Participant changes his or her status under the Incentive Plan, their Awards are prorated to reflect the portion of the year in such status. Specifically, if a Participant transfers into a department with different performance goal weights during a year, the Participant is eligible for a pro-rata Award for the the portion of the Performance Period the Participant was subject to the performance goal weights applicable to each department. This was the case for one of our NEOs for 2020. Similarly, a Level II Participant that becomes a Level I Participant during the Performance Period is eligible for a prorated Annual Award for the portion of the year the employee was a Level II Participant and is eligible to receive a prorated Annual Award and related Deferred Award for the portion of the year the employee was a Level I Participant.

2020 Annual Award (Paid in 2021). The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2020 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

On November 15, 2019, the board of directors established Annual Award Performance Goals for 2020 for Level I Participants relating to specific mission goals for profitability, MVE, member activity, ERM, minority and women inclusion, and market risk excellence. The weights and specific achievement levels for each 2020 mission goal are presented below.

2020 Mission Goals	Weighted Value		Performance Levels			Actual Result	Achievement Percentage	Weighted Average Achievement
	Bank (1)	ERM	Threshold	Target	Maximum			Bank (1)	ERM
Profitability (2)	15%	10%	269 bps	342 bps	432 bps	305 bps	62%	9.4%	6.2%
Market Value of Equity (MVE) to Capital Stock (CS) (3)	10%	10%	110%	130%	160%	141%	84%	8.4%	8.4%
Member Advances Growth (4)	10%	5%	0.5%	1.0%	3.0%	Maximum	100%	10.0%	5.0%
Member Education and Outreach (5)	10%	5%	40% of All Members	Achieve Threshold and 75% of Tier 1 Members	Achieve Target and 50% of Tier 2 Members	Maximum	100%	10.0%	5.0%
Recruit new and/or reactivate Participating Financial Institutions into the Bank's MPP (6)	5%	5%	3 new or reactivated PFIs	4 new or reactivated PFIs	5 new or reactivated PFIs	Maximum	100%	5.0%	5.0%
CIP Advances Originated (7)	10%	5%	$37.5 MM	$75 MM	$150 MM	Maximum	100%	10.0%	5.0%
Market Risk Excellence (8)	10%	30%	See (8) below	See (8) below	See (8) below	Maximum	100%	10.0%	30.0%
Promote inclusion within the organization through cultural awareness events/activities	5%	5%	Host 2 events/activities	Host 4 events/activities	Host 6 events/activities	Maximum	100%	5.0%	5.0%
Increase Diverse Vendor pool (9)	5%	5%	16 new diverse suppliers (25% increase)	24 new diverse suppliers (37.5% increase)	33 new diverse suppliers (50% increase)	Maximum	100%	5.0%	5.0%
Transition to New Primary Data Center (10)	10%	10%	Achieve Technical Readiness	Complete Threshold and Achieve Operational Readiness	Complete Target and Transition Site of Record	Target	75%	7.5%	7.5%
Implement Enterprise Content Management Platform (11)	10%	10%	Achieve Technical Readiness	Complete Threshold and Achieve Operational Readiness	Complete Target and Transition System of Record	Maximum	100%	10.0%	10.0%
Total	100%	100%						90.3%	92.1%

(1)    For all Level I Participants, excluding those in ERM. "ERM" means the Bank's Enterprise Risk Management department.
(2)    For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement dated August 5, 2011, as amended, by and among the Federal Home Loan Banks and increased by the Bank’s accruals for incentive compensation net of the AHP assessment. Adjusted net income represents GAAP Net Income adjusted: (i) for the net impact of certain current and prior period Advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude interest expense on MRCS. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank’s dividend). This goal assumes no material change in investment authority under the FHFA's regulation, policy, directive, guidance, or law.

(3)    The metric that will be used to determine performance on this goal will be the twelve (12) month simple average of the MVE to Book Value of Capital Stock ratio as reported in the monthly Market Risk Monitor Report.
(4)    Member Advances growth is calculated as the growth in the average daily balance of Advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on Advances balances while outstanding. Advances to members that become non-members during 2020 and all captive insurance company members will be excluded from the calculation. Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
(5)    Member education and outreach events for purposes of threshold achievement include symposia, conferences, workshops, webinars, educational events, presentations at trade conferences, presentation to member Boards of Directors or Committees thereof or to management committees, in-person joint presentations to members (where a subject matter expert or senior officer of the Bank participates) and other events educating Bank members about Advances, MPP, the Bank’s community investment products and activities, industry trends, and other products and services. For purposes of Target and Maximum achievement, member education and outreach events include presentations to member Boards of Directors or committees thereof, presentations to member management committees or in-person joint presentations to members (where a subject matter expert or senior officer of the Bank participates) to discuss or educate regarding Advances, MPP, the Bank’s community investment products, industry trends or other products and services. Member tiers are defined by management based upon core business levels or the capacity to engage in core business with the Bank and are established annually. Status and reporting on this Goal and its attainment will be supported by the Bank’s Customer Relationship Management (CRM) system. Achievement towards this goal will be calculated by dividing the number of members that participated in one of the above events (defined as a member at the time of participation in the event) during the calendar year by the total number of members of the Bank at December 31, 2020.
(6)    For purposes of this goal, in order for a PFI to qualify as a new or reactivated PFI the member either has never sold loans into the MPP or, as of their application for approval, has not settled a trade into the MPP within the past 24 months.
(7)    "CIP" means Community Investment Program. CIP Advances are newly-originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Bank Act.
(8)    The Performance Levels for Market Risk Excellence are:
Threshold: Enhance the existing assessment of market valuation assumptions for assets and liabilities while researching and reviewing valuation comparability with other FHLBanks.
–Defined as written analysis, recommendations and implementation plan presented at Risk Committee.
Target: Complete Threshold and Execute Corporate Priority to support the transition of ERM's Market Risk Modeling from QRM to PolyPaths.
–Defined as complete operational readiness for transition and submit documentation to a) Finance Agency for non-objection, and b) ERM Model Risk Management Group for model validation. "Operational readiness" defined as being able to generate market risk metrics that are reported to the Finance Agency.
Maximum: Complete Target and ERM Market Risk staff will become proficient in the fundamentals of PolyPaths, including current Treasury Risk Analytics team EUCs, data extracts, and other related PolyPaths processes.
–Defined as independent completion of market risk report by ERM following successful completion of Target goal. “Market risk reports” to be defined as reports on market value sensitivity.
(9)    "Increase Diverse Vendor Pool" means new registration(s) on the Bank’s Supplier Registration Portal in 2020 of vendors that qualify as minorities, women, veterans, individuals with disabilities, and minority-, women-, veteran-, and disabled-owned businesses that were not previously registered.

(10)    Status and reporting of this goal, and its attainment will be provided in writing to the Information Technology Steering Committee. Threshold, Target, and Maximum performance achievement levels are as follows:
Technical Readiness: "Technical Readiness" is defined as the installation, configuration and readiness of technology installed at the new data center. The criteria and milestones to achieve technical readiness will be reviewed and approved by the Information Technology Steering Committee.
Operational Readiness: "Operational Readiness" is defined as ensuring data replication is established across the primary and secondary data centers, and the bank can operate a set of non-production systems out of the new data center. The criteria and milestones to achieve operational readiness will be reviewed and approved by the Information Technology Steering Committee.
Transition Site of Record: "Transition Site of Record" is defined as receiving Information Technology Steering Committee approval to transition the Bank’s primary data center from Woodfield Crossing to the new co-location data center, after successfully achieving technical and operational readiness. The criteria and milestones to transition the site of record will be reviewed and approved by the Information Technology Steering Committee.
(11)    Status and reporting of this goal, and its attainment will be provided in writing to the Information Technology Steering Committee. Threshold, Target, and Maximum performance achievement levels are as follows:
Technical Readiness: "Technical readiness" is defined as the acquisition, and installation of an Enterprise Content Management (ECM) platform. The criteria and milestones to achieve technical readiness will be reviewed and approved by the Information Technology Steering Committee.
Operational Readiness: "Operational Readiness" is defined as the governance, training and operational activities required to support the operational of the new Enterprise Content Management platform. The criteria and milestones to achieve operational readiness will be reviewed and approved by the Information Technology Steering Committee.
Transition System of Record: "Transition System of Record" is defined as transitioning the system of record for electronic records from Oracle Universal Content Management (UCM) to the new Enterprise Content Management platform. The criteria and milestones to achieve the transition will be reviewed and approved by the Information Technology Steering Committee.

There is no guaranteed payout under the provisions of the 2020 Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned under the 2020 Incentive Plan for the Annual Award Performance Period are presented below. The actual amounts earned are also presented below and in the Non-Equity Incentive Plan Compensation table.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement (1)	Annual Award
Cindy L. Konich	$996,867	50%	100%	$498,434	91.4%	$455,817
Gregory L. Teare	488,214	40%	100%	195,286	90.3%	176,265
William D. Miller (2)	422,469	40%	100%	168,988	91.0%	153,823
Deron J. Streitenberger	423,981	40%	100%	169,592	90.3%	153,074
K. Lowell Short, Jr.	362,151	35%	100%	126,753	90.3%	114,407

(1)    Rounded to the nearest tenth of a percent.
(2)    Mr. Miller participated in the 2020 Incentive Plan using the goal weights for ERM employees for the portion of the year he served as CRO and using the weights for Bank employees for the portion of the year he served as Chief Economist. As a result, his Annual Award represents a pro-rata Award. The weighted average achievement for ERM was 92.1% whereas the weighted average achievement for the Bank was 90.3%.

2017 Deferred Award (Paid in 2021). Fifty percent of each Level I Participant's 2017 Award ("2017 Deferred Award") was deferred for a three-year period that ended December 31, 2020 ("2018-2020 Deferral Performance Period"). The 2017 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2018-2020 Deferral Performance Period and other conditions described below. The performance goals for the 2018-2020 Deferral Performance Period Award are substantially similar to those established for the 2017-2019 Deferral Performance Period. The following table presents the performance goals for the 2017 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2018-2020 Mission Goals	Weighted Value (1)	Performance Levels			Actual Result	Achievement %	Weighted Average Achievement
		Threshold (2)	Target (2)	Maximum (2)
Profitability (3)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (4)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	(a)	Achieve both Prudential Standards	maximum	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2018 through 2020.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

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

Each NEO received at least the minimum required performance rating for each year of the 2018-2020 Deferral Performance Period and each was employed by the Bank on the last day of that period, thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2017 Deferred Award.

The following table presents the payouts to the NEOs by applying the achievement levels described above to the performance goals in the 2017 Deferred Award. These payouts are also presented in the Non-Equity Incentive Plan Compensation table.

2017 Deferred Award - 2018-2020 Performance Period

NEO	Total Award for 2017	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2021
Cindy L. Konich	$777,684	50%	$388,842	125%	$486,053
Gregory L. Teare	307,554	50%	153,777	125%	192,221
William D. Miller	265,786	50%	132,893	125%	166,116
Deron J. Streitenberger	214,902	50%	107,451	125%	134,314
K. Lowell Short, Jr.	205,416	50%	102,708	125%	128,385

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

Retirement Benefits. We maintain a comprehensive retirement program for our NEOs. During 2020, certain of our NEOs were eligible to participate in our qualified (DB Plan) and non-qualified (SERP) defined benefit plans and all of our NEOs were eligible to participate in our qualified (DC Plan) and non-qualified (SETP) defined contribution plans. Those NEOs ineligible to participate in our DB Plan also received an additional non-elective contribution of 4% of their base salary per year to their DC Plan account. The benefits provided by these plans are components of the total compensation opportunity for NEOs. The board of directors believes these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Participants' pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Services ("IRS"), which was $285,000 in 2020. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2020 was $230,000, payable as a single life annuity at normal retirement age.

In connection with the DB Plan, the board of directors established a supplemental non-qualified plan in 1993 in response to federal legislation that imposed restrictions on the retirement benefits otherwise earned by certain management or highly-compensated employees. The original supplemental non-qualified plan was frozen effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to IRC Section 409A requirements. The SERP is an extension of our retirement commitment to the NEO participants and certain highly-compensated employees. The SERP restores the full pension benefits of NEO participants and certain other employees under the DB Plan that would otherwise be limited by IRS regulations regarding compensation, years of service or benefits payable. The DB Plan and SERP provide benefits based on a combination of a participant's length of service, age and annual compensation. In determining whether a participant is entitled to a restoration of retirement benefits, the SERP utilizes the identical benefit formula applicable to the DB Plan. Benefits payable under the 2005 SERP are reduced by (among other things) benefit amounts that would have been payable under the Frozen SERP, calculated as if the participant in the Frozen SERP had terminated employment on December 31, 2004. SERP benefits are funded by a grantor trust we have established as part of the Bank's general assets. The assets of the grantor trust are subject to the claims of our general creditors. Any rights created under the SERP are unsecured contractual rights of the participants against the Bank.

Our board of directors amended the DB Plan, effective for all employees hired on or after July 1, 2008, to provide a reduced benefit. All eligible employees hired on or before June 30, 2008 were grandfathered under the benefit formula and the terms of the DB Plan in effect as of June 30, 2008 ("Grandfathered DB Plan") and are eligible to continue under the Grandfathered DB Plan, subject to future plan amendments made by the board of directors. All eligible employees hired on or after July 1, 2008 but before February 1, 2010 are enrolled in the amended DB Plan ("Amended DB Plan"). As shown below in the Pension Benefits Table, as of December 31, 2020, three NEOs participate in either the Grandfathered DB Plan or the Amended DB Plan and participate in the SERP.

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

Sample High 3-Consecutive-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	35	40
$1,300,000	$1,137,500	$1,300,000
1,400,000	1,225,000	1,400,000
1,500,000	1,312,500	1,500,000

•Formula: The combined Grandfathered DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-consecutive-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. However, if the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year, which is not reflected in the table.

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

Sample High 5-Consecutive-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	10	15	20
$400,000	$60,000	$90,000	$120,000
500,000	75,000	112,500	150,000
600,000	90,000	135,000	180,000

•Formula: The combined Amended DB Plan and 2005 SERP benefit equals 1.5% times years of benefit service times the high five-consecutive-year average compensation. Benefit service begins 1 year after employment, and benefits are vested after five years. The allowance payable at age 65 would be reduced according to the actuarial equivalent based on actual age when early retirement commences. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. If a participant satisfied the Rule of 70 at termination of employment, the retirement allowance would be reduced by 3.0% for each year the participant is under age 65.

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

DC Plans and SETP. The Bank participated in the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, a multiple employer retirement savings plan qualified under IRC Section 401(k), through October 1, 2020. Effective October 2, 2020, the Bank adopted the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, which is a single employer retirement savings plan qualified under IRC Section 401(k). The terms of such plans are substantially the same and are collectively referred to as the "DC Plan."

All employees, including the NEOs, who have met the eligibility requirements may participate in the DC Plan. The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base salary that the participant contributes.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2020 an employee could contribute up to $19,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis. A total of $57,000 per year ($63,500 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2020, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $285,000 of annual compensation could have been taken into account in computing eligible compensation in 2020. The amount deferred on a pre-tax basis is taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

The DC Plan also permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the preceding paragraph. All Bank contributions are allocated to the participant's DC Plan account, subject to the maximum match amount described above. Under current IRS rules, withdrawals from a Roth 401(k) account (including investment gains) are tax-free after the participant reaches age 59 1/2 and if the withdrawal occurs at least five years after January 1 of the first year in which a contribution to the Roth 401(k) account occurs. In addition, the DC Plan permits in-plan Roth conversions, which allow participants to convert certain vested contributions into Roth contributions, similar to a Roth Individual Retirement Account conversion.

Effective January 1, 2018, the board of directors established, within the DC Plan, an employer-funded non-elective contribution ("NEC") program. The NEC provides an additional employer-funded benefit for certain DC Plan participants, including two of our NEOs, who were hired on or after February 1, 2010 and therefore do not participate in the Grandfathered DB Plan or the Amended DB Plan. Tthe Bank makes an additional NEC of 4% of base salary per year to the DC Plan account of each employee who is eligible to participate in the NEC. The NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their NECs when they have attained five years of service. Both NEOs who receive the NEC are fully vested.

In November 2015, the board of directors established the SETP, effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation in addition to compensation deferred under the DC Plan. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer-matching contributions.

Each DC Plan participant who is an officer with a title of First Vice President or more senior (which includes all NEOs) is automatically eligible to become a SETP participant. In addition, the board of directors in its discretion may designate other DC Plan participants as eligible to participate. The SETP constitutes a nonqualified deferred compensation arrangement that complies with IRC Section 409A regulations and permits a participant to elect to have all or a portion of such participant's base salary and/or annual incentive plan payment withheld and credited to the participant's SETP account. Under this plan, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, without regard to benefit or compensation limits imposed by the IRC. The plan permits participants to self-direct the investment of their SETP account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. Plan benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets. The assets of the grantor trust are subject to the claims of our general creditors. The trust will be maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make benefit payments in the future. Any rights created under this plan are unsecured contractual rights against the Bank.

The DB Plan, the 2005 SERP, the DC Plan and the SETP have all been amended from time to time to comply with changes in laws and IRS regulations and to clarify or modify other benefit features.

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
•travel and accident insurance, as well as special crime coverage, which include life insurance benefits;
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

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays each NEO, upon a qualifying termination as described below (or in the Bank's discretion on a case-by-case basis), up to a maximum 52 weeks of base salary computed at the rate of 4 weeks of severance pay for each year of service with a minimum of 8 weeks of base salary to be paid. In addition, the plan pays a lump sum amount equal to the NEO's cost to maintain health insurance coverage under a Consolidated Omnibus Budget Reconciliation Act ("COBRA")-like coverage for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board at any time. Receipt of benefits under the Severance Pay Plan is conditioned on the execution of a binding separation contract.

The Severance Pay Plan does not apply to NEOs who have entered into a KESA with the Bank or who are participants under the Bank's KESP if a qualifying event has triggered payment under the terms of the KESA or the KESP. As of the date of this Form 10-K, Ms. Konich is the only NEO with whom we have a KESA; all other NEOs are participants under the KESP. If any NEO's employment is terminated, but a qualifying event under the KESA or the KESP, as applicable, has not occurred, the provisions of the Severance Pay Plan apply.

The following qualifying events will trigger an NEO's right to severance benefits under the Severance Pay Plan:

•the elimination of a job or position;
•a reduction in force;
•a substantial job modification, to the extent the incumbent NEO is no longer qualified for, or is unable to perform, the restructured job;
•the reassignment of staff requiring the relocation by more than 75 miles of the NEO's primary residence; or
•termination of employment in connection with a reorganization, merger or other change of control of the Bank.

In addition, the Bank has discretion under the Severance Pay Plan to provide additional pay or outplacement services to amicably resolve employment separations involving our NEOs and other employees.

The following table lists the amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2020, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$23,232	52	$959,946	$983,178
Gregory L. Teare	12	16,328	52	470,132	486,460
William D. Miller	10	6,212	40	312,940	319,152
Deron J. Streitenberger	8	15,488	32	251,248	266,736
K. Lowell Short, Jr.	12	16,328	48	321,912	338,240

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

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under IRC Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $3.5 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2020, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$4,952,591
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	412,091
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,451,213
Medical and dental insurance coverage for 36 months	68,328
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$7,899,223

(1)    The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. On November 20, 2020, the board of directors re-adopted the KESP, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the date of filing of this Form 10-K) include all NEOs other than Ms. Konich. Mr. Teare and Mr. Streitenberger are Level 1 Participants, Mr. Miller was a Level 1 Participant, and Mr. Short is a Level 2 Participant.

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

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Cindy L. Konich President - CEO (PEO)	2020	$996,867	$941,870	$4,616,000	$61,878	$6,616,615
	2019	931,996	839,154	5,665,000	69,610	7,505,760
	2018	887,614	792,565	979,000	53,257	2,712,436
Gregory L. Teare EVP - CFO (PFO)	2020	488,214	368,486	301,000	30,509	1,188,209
	2019	456,430	303,037	368,000	28,353	1,155,820
	2018	430,586	293,358	178,000	25,835	927,779
William D. Miller (5) EVP - Chief Economist	2020	422,469	319,939	—	43,049	785,457
	2019	398,840	271,443	—	27,964	698,247
	2018	365,898	255,384	—	34,028	655,310
Deron J. Streitenberger EVP - CBOO	2020	423,981	287,388	—	43,609	754,978
	2019	378,040	253,559	—	28,959	660,558
	2018	340,574	224,067	—	27,500	592,141
K. Lowell Short, Jr. SVP - CAO	2020	362,151	242,792	223,000	22,878	850,821
	2019	338,572	222,766	223,000	21,256	805,594
	2018	325,546	218,274	77,000	19,533	640,353

(1)    Salary reflects 27 biweekly pay periods for 2020 and 26 biweekly pay periods for 2019 and 2018.
(2)    The Non-Equity Incentive Plan Compensation table below presents the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.
(3)    These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. The change in pension values are determined by calculating the present values of pension benefits accrued through the beginning and ending plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value. The discount rates used for 2020 were lower by 70 bps and 101 bps than those used for 2019 for the DB Plan and the SERP, respectively, which resulted in significant increases in pension values in 2020. No portion of this change in pension value is realizable until a qualifying event occurs, such as retirement, and therefore, no portion of this change in pension value has been paid or made available to any of the NEOs. No NEO received preferential or above-market earnings on deferred compensation.
(4)    Includes contributions to the DC Plan, NEC program, and the SETP, as applicable, for Ms. Konich ($59,804), Mr. Teare ($29,284), Mr. Miller ($41,818), Mr. Streitenberger ($42,396), and Mr. Short ($21,729). Also includes life insurance policy premiums and income tax gross-ups provided to all employees related to a stipend to defray work-from-home expenses, gift cards, and years of service awards, as applicable. None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
(5)    Mr. Miller's employment with the Bank ceased effective February 19, 2021.

Non-Equity Incentive Plan Compensation

		Annual Award		Deferred Award		Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned (1)	Date Paid	Incentive Plan Compensation
Cindy L. Konich	2020	$455,817	3/5/2021	$486,053	3/5/2021	$941,870
	2019	372,798	3/6/2020	466,356	3/6/2020	839,154
	2018	442,121	3/1/2019	350,444	3/1/2019	792,565
Gregory L. Teare	2020	176,265	3/5/2021	192,221	3/5/2021	368,486
	2019	146,058	3/6/2020	156,979	3/6/2020	303,037
	2018	171,425	3/1/2019	121,933	3/1/2019	293,358
William D. Miller (2)	2020	153,823	3/5/2021	166,116	3/5/2021	319,939
	2019	135,606	3/6/2020	135,837	3/6/2020	271,443
	2018	145,847	3/1/2019	109,537	3/1/2019	255,384
Deron J. Streitenberger	2020	153,074	3/5/2021	134,314	3/5/2021	287,388
	2019	120,973	3/6/2020	132,586	3/6/2020	253,559
	2018	118,641	3/1/2019	105,426	3/1/2019	224,067
K. Lowell Short, Jr. (3)	2020	114,407	N/A	128,385	3/5/2021	242,792
	2019	94,800	N/A	127,966	3/6/2020	222,766
	2018	113,406	N/A	104,868	N/A	218,274

(1)    Amounts earned in 2020, 2019, and 2018 represent the 2017, 2016, and 2015 Deferred Awards, respectively.
(2)    Mr. Miller elected to defer 5% of his 2019 Annual Award pursuant to the SETP. The amounts not deferred were paid on the date indicated.
(3)    Mr. Short elected to defer 100% of his 2020, 2019, and 2018 Annual Awards, and 80% and 100% of his 2017 and 2015 Deferred Awards payable in 2021 and 2019, respectively, pursuant to the terms of the SETP.

Grants of Plan-Based Awards Table for 2020

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
Cindy L. Konich	Incentive Plan - Annual	11/15/19	$12,461	$398,747	$498,434
	Incentive Plan - Deferred	11/15/19	341,863	455,817	569,772
Gregory L. Teare	Incentive Plan - Annual	11/15/19	4,882	146,464	195,286
	Incentive Plan - Deferred	11/15/19	132,199	176,265	220,331
William D. Miller	Incentive Plan - Annual	11/15/19	4,225	126,741	168,988
	Incentive Plan - Deferred	11/15/19	115,367	153,823	192,278
Deron J. Streitenberger	Incentive Plan - Annual	11/15/19	4,240	127,194	169,592
	Incentive Plan - Deferred	11/15/19	114,806	153,074	191,343
K. Lowell Short, Jr.	Incentive Plan - Annual	11/15/19	3,169	95,065	126,753
	Incentive Plan - Deferred	11/15/19	85,805	114,407	143,009

(1)    The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the threshold for the smallest weighted of the eleven components of the 2020 Annual Award Performance Period Goals. If the threshold for the smallest weighted of the eleven components was achieved, but the threshold for all of the other components was not reached, the payout would be 2.50% of the maximum Annual Award for each of the NEOs (1.25% x base salary for Ms. Konich, 1.00% x base salary for Mr. Teare, 1.00% x base salary for Mr. Miller, 1.00% x base salary for Mr. Streitenberger, and 0.88% x base salary for Mr. Short). There was no guaranteed payout under the 2020 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.
(2)    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the three-year deferral period (2021-2023). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the 2020 Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

The Non-Equity Incentive Plan Compensation - 2020 table previously presented shows the amounts actually earned and paid under the 2020 Annual Award provisions of the Incentive Plan.

Pension Benefits Table

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Cindy L. Konich (3)	DB Plan	36	$3,226,000	$—
	SERP	36	24,820,000	—
Gregory L. Teare (4)	DB Plan	18	941,000	—
	SERP	12	860,000	—
K. Lowell Short, Jr. (5)	DB Plan	10	674,000	—
	SERP	10	381,000	—

(1)    Mr. Streitenberger is not eligible, and Mr. Miller was not eligible, to participate in the DB Plan or the SERP.
(2)    For each of the NEOs, the years of credited service have been rounded to the nearest whole year.
(3)    Ms. Konich is eligible to retire under the DB Plan and SERP due to the combination of her age and years of credited service.
(4)    Mr. Teare earned six years of credited service in the DB Plan as an employee of the FHLBank of Seattle and is eligible to retire under the DB Plan and SERP.
(5)    Mr. Short is eligible to retire under the DB Plan and SERP due to the combination of his age and years of credited service.

Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates. The present value of the accumulated benefits is based upon a retirement age of 65, using the PRI-2012 white collar worker annuitant tables (with Scale MP-2020), a discount rate of 2.52% for the DB Plan, and a discount rate of 1.54% for the SERP. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Group Pension Liability Index and the FTSE Group Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation - 2020

Name	NEO Contributions in Last FY (1)	Bank Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE (4)
Cindy L. Konich	$59,812	$42,704	$104,976	$—	$655,561
Gregory L. Teare	68,350	12,184	26,092	—	303,229
William D. Miller	55,819	29,995	40,685	—	232,359
Deron J. Streitenberger	4,240	13,896	1,611	—	19,746
K. Lowell Short, Jr.	118,729	5,260	49,501	—	798,982

(1)    The contributions by Ms. Konich, Mr. Teare, and Mr. Streitenberger are included in the "Salary" reported in the Summary Compensation Table for 2020. Of the contributions by Mr. Miller, $42,247 are included in the "Salary" reported in the Summary Compensation Table for 2020. The remaining $13,572 of contributions by Mr. Miller reflect the amounts deferred related to the 2019 Annual Award reported as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2019. Of the contributions by Mr. Short, $25,303 are included in the "Salary" reported in the Summary Compensation Table for 2020. The remaining $93,426 of contributions by Mr. Short reflect the amounts deferred related to the 2019 Annual Award reported as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2019.
(2)    The amounts in this column are included as a component of "All Other Compensation" in the Summary Compensation Table. The amounts include the Bank's matching contributions for Mr. Miller of $16,678 and Mr. Short of $631 on their contributions to the SETP that were eligible for matching contributions if deferred under the DC Plan, resulting in total Bank contributions of 6% of their base salaries. In addition, the amounts for Mr. Miller and Mr. Streitenberger include the portion of the NEC in excess of the IRS limit applicable to the DC Plan.
(3)    The amounts reported in this column are not reported in the Summary Compensation Table because these amounts are not above market or preferential.
(4)    The amounts reported in this column have been reported in the Summary Compensation Table either in 2020 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2020.

Principal Executive Officer Pay Ratio Disclosure

Our President - CEO is our PEO. As described below, for the year ended December 31, 2020, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

Total Compensation includes, among other components, amounts attributable to changes in pension value under the Bank's Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. Such change in pension value represents the difference between the present value of pension benefits accrued through the beginning valuation date and the present value of pension benefits accrued through the ending valuation date. The present value calculations incorporate many assumptions and utilize discount rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value. The discount rates used as of December 31, 2020 were significantly lower than the discount rates used as of December 31, 2019, which caused a significant increase in the pension values for 2020. Additionally, the change in pension value varies considerably among employees based upon their tenure at the Bank, their annual compensation and several other factors. Finally, no portion of this change in pension value has been paid or made available to the PEO or median employee; in fact, no portion is realizable until a qualifying event occurs, such as retirement.

For 2020, the Total Compensation of the PEO was $6,616,615. As of December 31, 2020, our PEO had 36 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits, which amounted to $4,616,000, and constituted 70% of her reported 2020 Total Compensation. Excluding the 2020 change in pension value, the PEO’s Total Compensation was $2,000,616.

As required by SEC rules, we reevaluated our employees to identify a new median employee for our pay ratio disclosures in 2020. As a result of this review, we selected a different employee than was originally identified with our 2017 calculations. As in 2017, we identified the median employee by first determining the total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for each of the full-time and part-time employees of our Bank on the last pay date of 2020 and annualizing the cash compensation of those who were not employed by the Bank for all of 2020. We then ranked the 2020 annual cash compensation for all such employees from lowest to highest, excluding the PEO.

There was one employee at the median based on cash compensation, but that employee does not participate in a pension plan. We therefore selected as the median employee the individual who participates in the same plan as our PEO (the Grandfathered DB Plan), and whose 2020 annual cash compensation was closest to that of the actual median employee. We made no other material assumptions or adjustments in identifying the median employee. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value and thereby provides an appropriate comparison. We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO.

For 2020, the Total Compensation of the median employee was $289,153. As of December 31, 2020, our median employee had thirteen years of credited service in the DB Plan. The median employee's Total Compensation includes a change in the present value of pension benefits of $156,000. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 23:1. Excluding the 2020 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 15:1.

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

2020 Compensation. In September 2019, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2020 ("2020 Policy"). Under the 2020 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees are intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2020 Policy provides that director fees were to be paid at the end of each quarter.

The 2020 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2020.

The following table summarizes the annual fee limits of the 2020 Policy as approved by the board of directors.

Position	Annual Fee Limit
Chair	$137,000
Vice Chair	123,000
Audit Committee Chair	122,000
Affordable Housing Committee Chair	117,000
Finance/Budget Committee Chair	117,000
Human Resources Committee Chair	117,000
Risk Oversight Committee Chair	117,000
Technology Committee Chair	117,000
All other directors	107,000
Other Committee Chair	(a)

(a)    Directors serving as Chair of newly-formed Committees, or serving as Chair of an additional Committee, are entitled to an additional $10,000 fee per year, prorated by the number of quarters for which the director served as Chair. During 2020, the Board established a Special Committee that operated during two quarters, therefore its Chair received an additional $5,000 fee.

Director Compensation Table for 2020

Name	Fees Earned or Paid-in Cash	Total
Brian D. J. Boike	$107,000	107,000
Jonathan P. Bradford	107,000	107,000
Ronald Brown	107,000	107,000
Charlotte C. Decker	117,000	117,000
Robert M. Fisher	107,000	107,000
Karen F. Gregerson	117,000	117,000
Michael J. Hannigan, Jr.	107,000	107,000
Jeffrey G. Jackson	107,000	107,000
Carl E. Liedholm	117,000	117,000
James L. Logue III	123,000	123,000
Robert D. Long	122,000	122,000
Michael J. Manica	107,000	107,000
Dan L. Moore	137,000	137,000
Larry W. Myers	107,000	107,000
Christine Coady Narayanan	117,000	117,000
Larry A. Swank	117,000	117,000
Ryan M. Warner	112,000	112,000
We provide various travel, accident, and kidnapping insurance coverages for all of our directors, officers and employees. These policies provide a life insurance benefit in the event of death within the scope of the policy. We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy.

Directors' Deferred Compensation Plan. In 2015, we established the DDCP, effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP constitutes a deferred compensation arrangement that complies with Section 409A of the IRC, as amended. Any duly elected and serving member of our board may become a participant in the DDCP. The DDCP has been amended and restated effective January 1, 2021 to increase flexibility as to when distributions may be made.

All contributions credited to a participant’s account will be invested in an irrevocable grantor trust established to provide for the DDCP's benefits. The DDCP is administered by an administrative committee appointed by our board, currently the HR Committee. The trust will be maintained such that the DDCP at all times for income tax purposes will be unfunded and constitutes a mere promise by the Bank to make DDCP benefit payments in the future. Any rights created under the DDCP are unsecured contractual rights against the Bank. The Bank establishes an investment account for each participant under the trust, which at all times remains an asset of the Bank, subject to claims of the Bank’s general creditors. The DDCP permits participants to allocate their investment account among investment options established by the HR Committee or the board. No above-market or preferential earnings are paid on any balances under the DDCP. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2021, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy, MI	3,767,546	15.4%
The Lincoln National Life Insurance Company - 1300 S Clinton Street, Fort Wayne, IN	1,948,500	8.0%
TCF National Bank - 2508 South Louise Avenue, Sioux Falls, SD (1)	1,488,477	6.1%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing, MI	1,253,921	5.1%
Total	8,458,444	34.6%

(1)    TCF National Bank, as successor by merger to Chemical Bank, is a non-member shareholder.

The majority of our directors are officers and/or directors of our financial institution members. The following table sets forth the financial institution members that have an officer and/or director serving on our board of directors as of February 28, 2021.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Brian D. J. Boike	Flagstar Bank, FSB	3,767,546	15.41%
Ronald Brown	United Fidelity Bank, FSB	62,019	0.25%
Clifford M. Clarke	Three Rivers Federal Credit Union	85,200	0.35%
Robert M. Fisher	Lake-Osceola State Bank	13,501	0.06%
Karen F. Gregerson	The Farmers Bank	17,325	0.07%
Jeffrey G. Jackson	Michigan State University Federal Credit Union	137,250	0.56%
Michael J. Manica	United Bank of Michigan	54,000	0.22%
Dan L. Moore	Home Bank SB	23,205	0.09%
Larry W. Myers	First Savings Bank	177,309	0.73%
Total		4,337,355	17.74%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Related Parties

We are a cooperative institution and owning shares of our stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, our directors may serve as officers and/or directors of our members, and we conduct our advances and AMA business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to and purchase mortgage loans from members with officers or directors who may serve as our directors. However, such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to our Bank (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

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

Related Transactions

We have a Code of Conduct and Conflict of Interest Policy for Directors, a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council ("AHAC") Members, a Code of Conduct and Conflict of Interest Policy for Employees and Contractors, and a Code of Ethics for Senior Financial Officers. These codes require all directors, AHAC members, officers and employees to disclose any related party interests through ownership or family relationship. These disclosures are reviewed to determine the potential for a conflict of interest. The review is performed by our ethics officers for disclosures relating to officers and employees, and by our General Counsel and board of directors (or, when appropriate, the disinterested members of our board of directors) for directors and AHAC members. In the event of a conflict, appropriate action is taken, which may include: recusal of a director from the discussion and vote on a transaction in which the director has a related interest; removal of an employee from a project with a related party vendor; disqualification of related vendors from transacting business with us; requiring directors, officers or employees to divest their ownership interest in a related party; or removal of an AHAC member. The General Counsel and ethics officers maintain records of all related party disclosures, and there have been no transactions involving our directors, officers or employees that would be required to be disclosed herein.

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

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with our Bank due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Mses. Cook, Decker and Narayanan and Messrs. Hannigan, Logue, Long, Sears and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

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

Our board of directors has a standing Audit Committee comprised of eight directors (including the ex-officio member), five of whom are member directors and three of whom are "independent" directors (according to Bank Act director classifications established by HERA). For the reasons noted above, our board of directors determined that none of the current member directors on our Audit Committee are "independent" under the NYSE standards for audit committee members. However, our board of directors determined that the independent director who serves as Chair of the Audit Committee and is one of the Bank's Audit Committee Financial Experts under SEC rules, due primarily to his previous experience as an audit partner at a major public accounting firm, is "independent" under the NYSE independence standards for Audit Committee members.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed for the years ended December 31, 2020 and 2019 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2020	2019
Audit fees	$812	$821
Audit-related fees	58	47
Tax fees	—	—
All other fees	3	3
Total fees	$873	$871

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

3.2*
Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective June 28, 2019, incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on August 12, 2019

4.1*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 5, 2011 through February 9, 2020, incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K (Commission File No. 000-51404) filed August 5, 2011

4.2*

Capital Plan of the Federal Home Loan Bank of Indianapolis, effective February 10, 2020 through September 25, 2020, incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2020

4.3*
Capital Plan of the Federal Home Loan Bank of Indianapolis, effective September 26, 2020, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (Commission File No. 00051404) filed on August 13, 2020

4.4	Description of the Bank’s Capital Stock

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on November 20, 2007

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

10.4*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended by the First Amendment, effective January 1, 2018, adopted on January 19, 2018, incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 9, 2018

10.5*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated July 29, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 26, 2020

10.6*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on October 11, 2020

Exhibit Number	Description

10.7*+
Key Employee Severance Policy, re-adopted effective November 15, 2019, incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2020

10.8+	Key Employee Severance Policy, re-adopted effective November 20, 2020

10.9*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 15, 2019, effective as of January 1, 2020, incorporated by reference to Exhibit 10.1 of our current Report on Form 8-K (Commission File No. 000-51404) filed on January 28, 2020

10.10*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on December 16, 2020, effective as of January 1, 2021, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 27, 2021

10.11+	Severance Pay Plan, re-adopted effective November 20, 2020

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2020, dated January 22, 2021

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 10, 2021
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 10, 2021
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 10, 2021
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ DAN L. MOORE*	Chair of the board of directors	March 10, 2021
Dan L. Moore

/s/ KAREN F. GREGERSON*	Vice Chair of the board of directors	March 10, 2021
Karen F. Gregerson

/s/ BRIAN D.J. BOIKE*	Director	March 10, 2021
Brian D.J. Boike

/s/ RONALD BROWN*	Director	March 10, 2021
Ronald Brown

/s/ CLIFFORD M. CLARKE*	Director	March 10, 2021
Clifford M. Clarke

/s/ LISA D. COOK*	Director	March 10, 2021
Lisa D. Cook

/s/ CHARLOTTE C. DECKER*	Director	March 10, 2021
Charlotte C. Decker

/s/ ROBERT M. FISHER*	Director	March 10, 2021
Robert M. Fisher

Signature	Title	Date

/s/ MICHAEL J. HANNIGAN, JR.*	Director	March 10, 2021
Michael J. Hannigan, Jr.

/s/ JEFFREY G. JACKSON*	Director	March 10, 2021
Jeffrey G. Jackson

/s/ JAMES L. LOGUE III*	Director	March 10, 2021
James L. Logue III

/s/ ROBERT D. LONG*	Director	March 10, 2021
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 10, 2021
Michael J. Manica

/s/ LARRY W. MYERS*	Director	March 10, 2021
Larry W. Myers

/s/ CHRISTINE COADY NARAYANAN*	Director	March 10, 2021
Christine Coady Narayanan

/s/ TODD E. SEARS*	Director	March 10, 2021
Todd E. Sears

/s/ LARRY A. SWANK*	Director	March 10, 2021
Larry A. Swank

* By:	/s/ K. LOWELL SHORT, JR.
K. Lowell Short, Jr., Attorney-In-Fact