Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Indianapolis
filed 2021-05-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2021
Class A Stock, par value $100	—
Class B Stock, par value $100	24,630,689

As used in this Form 10-Q, unless the context otherwise requires, the terms "we," "us," "our," and "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout that are defined herein or in the Defined Terms in Part I Item 1.

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
•loss arising from natural disasters, acts of war, riots, insurrection or acts of terrorism;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,443,176	$1,811,544
Interest-bearing deposits (Note 3)	100,041	100,026
Securities purchased under agreements to resell (Note 3)	4,500,000	2,500,000
Federal funds sold (Note 3)	2,830,000	1,215,000
Trading securities (Note 3)	5,531,250	5,094,703
Available-for-sale securities, amortized cost of $9,264,901 and $10,007,978 (Note 3)	9,475,351	10,144,899
Held-to-maturity securities (estimated fair values of $4,496,446 and $4,723,796) (Note 3)	4,474,045	4,701,302
Advances (Note 4)	29,783,640	31,347,486
Mortgage loans held for portfolio, net (Note 5)	8,056,965	8,515,645
Accrued interest receivable	88,460	103,076
Premises, software, and equipment, net	33,274	33,993
Derivative assets, net (Note 6)	285,286	283,082
Other assets	78,197	74,000

Total assets	$66,679,685	$65,924,756

Liabilities:
Deposits	$1,848,361	$1,375,206
Consolidated obligations (Note 7):
Discount notes	17,573,424	16,617,079
Bonds	42,793,552	43,332,946
Total consolidated obligations, net	60,366,976	59,950,025
Accrued interest payable	60,030	63,581
Affordable Housing Program payable (Note 8)	35,690	34,402
Derivative liabilities, net (Note 6)	19,533	22,979
Mandatorily redeemable capital stock (Note 9)	232,695	250,768
Other liabilities	569,024	777,493

Total liabilities	63,132,309	62,474,454

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,141,922 and 22,075,696, respectively	2,214,192	2,207,570
Retained earnings:
Unrestricted	878,854	868,904
Restricted	274,403	268,426
Total retained earnings	1,153,257	1,137,330
Total accumulated other comprehensive income (Note 10)	179,927	105,402

Total capital	3,547,376	3,450,302

Total liabilities and capital	$66,679,685	$65,924,756
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Interest Income:
Advances	$36,109	$169,625
Interest-bearing deposits	156	4,718
Securities purchased under agreements to resell	437	9,833
Federal funds sold	803	9,290
Trading securities	16,170	23,796
Available-for-sale securities	29,836	36,803
Held-to-maturity securities	9,864	29,133
Mortgage loans held for portfolio	40,282	82,021
Total interest income	133,657	365,219

Interest Expense:
Consolidated obligation discount notes	4,199	72,514
Consolidated obligation bonds	53,796	223,852
Deposits	37	2,735
Mandatorily redeemable capital stock	1,104	2,967
Total interest expense	59,136	302,068

Net interest income	74,521	63,151
Provision for (reversal of) credit losses	88	(3)

Net interest income after provision for credit losses	74,433	63,154

Other Income:
Net gains (losses) on trading securities	(13,628)	49,833
Net losses on derivatives	(838)	(50,950)
Service fees	127	160
Standby letters of credit fees	171	156
Other, net	1,192	(3,578)
Total other income (loss)	(12,976)	(4,379)

Other Expenses:
Compensation and benefits	15,758	14,385
Other operating expenses	7,271	7,309
Federal Housing Finance Agency	1,473	1,168
Office of Finance	1,997	1,274
Other	1,631	1,480
Total other expenses	28,130	25,616

Income before assessments	33,327	33,159

Affordable Housing Program assessments	3,443	3,613

Net income	$29,884	$29,546

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$29,884	$29,546

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	73,529	(148,831)

Pension benefits, net	996	707

Total other comprehensive income (loss)	74,525	(148,124)

Total comprehensive income (loss)	$104,409	$(118,578)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2021 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			23,907	5,977	29,884	74,525	104,409

Proceeds from issuance of capital stock	66	6,622					6,622

Cash dividends on capital stock (2.50% annualized)			(13,957)	—	(13,957)		(13,957)

Balance, March 31, 2021	22,142	$2,214,192	$878,854	$274,403	$1,153,257	$179,927	$3,547,376

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income (loss)			23,637	5,909	29,546	(148,124)	(118,578)

Proceeds from issuance of capital stock	1,243	124,378					124,378

Shares reclassified to mandatorily redeemable capital stock, net	(2)	(232)					(232)

Cash dividends on capital stock (4.25% annualized)			(20,950)	—	(20,950)		(20,950)

Balance, March 31, 2020	20,982	$2,098,222	$867,141	$256,763	$1,123,904	$(80,748)	$3,141,378

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$29,884	$29,546
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	24,431	23,008
Changes in net derivative and hedging activities	152,082	(516,375)
Provision for (reversal of) credit losses	88	(3)
Net losses (gains) on trading securities	13,628	(49,833)
Changes in:
Accrued interest receivable	14,518	1,528
Other assets	(5,470)	(3,188)
Accrued interest payable	(3,551)	(42,511)
Other liabilities	13,979	24,357
Total adjustments, net	209,705	(563,017)

Net cash provided by (used in) operating activities	239,589	(533,471)

Investing Activities:
Net change in:
Interest-bearing deposits	379,297	11,403
Securities purchased under agreements to resell	(2,000,000)	(1,900,000)
Federal funds sold	(1,615,000)	2,550,000
Trading securities:
Proceeds from maturities	500,000	400,000
Purchases	(950,175)	(1,164,607)
Available-for-sale securities:
Proceeds from maturities	343,500	22,000
Purchases	(60,290)	(1,032,839)
Held-to-maturity securities:
Proceeds from maturities	290,207	420,864
Purchases	(215,269)	—
Advances:
Principal repayments	67,477,320	68,421,317
Disbursements to members	(66,175,807)	(74,178,468)
Mortgage loans held for portfolio:
Principal collections	1,034,979	573,013
Purchases from members	(610,090)	(360,105)
Purchases of premises, software, and equipment	(1,171)	(822)
Loans to other Federal Home Loan Banks:
Principal repayments	10,000	—
Disbursements	(10,000)	—

Net cash used in investing activities	(1,602,499)	(6,238,244)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Financing Activities:
Changes in deposits	475,555	1,860,821
Net payments on derivative contracts with financing elements	(4,498)	2,368
Net proceeds from issuance of consolidated obligations:
Discount notes	49,078,395	84,066,250
Bonds	11,425,764	14,093,533
Payments for matured and retired consolidated obligations:
Discount notes	(48,118,416)	(72,093,154)
Bonds	(11,836,850)	(16,796,390)
Proceeds from issuance of capital stock	6,622	124,378
Payments for redemption/repurchase of mandatorily redeemable capital stock	(18,073)	(9)
Dividend payments on capital stock	(13,957)	(20,950)

Net cash provided by financing activities	994,542	11,236,847

Net increase (decrease) in cash and due from banks	(368,368)	4,465,132

Cash and due from banks at beginning of period	1,811,544	220,294

Cash and due from banks at end of period	$1,443,176	$4,685,426

Supplemental Disclosures:
Cash activities:
Interest payments	$84,094	$335,473
Affordable Housing Program payments	2,155	2,274
Non-cash activities:
Purchases of investment securities, traded but not yet settled	23,048	—
Capitalized interest on certain held-to-maturity securities	78	506
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	232

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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2020 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2020 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2020 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2021.

Note 2 - Recently Adopted and Issued Accounting Guidance

We did not adopt any new accounting guidance or elect to apply certain optional expedients prescribed by existing accounting guidance that are applicable and remain available in 2021. Further, the FASB has not issued any new and applicable accounting guidance since the filing of our 2020 Form 10-K. See Note 2 - Recently Adopted and Issued Accounting Guidance in our 2020 Form 10-K for additional detail.

Note 3 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At March 31, 2021 and December 31, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2021	December 31, 2020
Non-mortgage-backed securities:
U.S. Treasury obligations	$5,531,250	$5,094,703
Total trading securities at estimated fair value	$5,531,250	$5,094,703

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$(16,323)	$48,463
Net realized gains on trading securities that matured/sold during the period	2,695	1,370
Net gains (losses) on trading securities	$(13,628)	$49,833

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2021	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$3,061,510	$48,236	$—	$3,109,746
GSE MBS	6,203,391	162,214	—	6,365,605
Total AFS securities	$9,264,901	$210,450	$—	$9,475,351

December 31, 2020
GSE and TVA debentures	$3,462,885	$40,252	$—	$3,503,137
GSE MBS	6,545,093	98,263	(1,594)	6,641,762
Total AFS securities	$10,007,978	$138,515	$(1,594)	$10,144,899

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Net unamortized premium at March 31, 2021 and December 31, 2020 totaled $15,782 and $16,300, respectively. The applicable fair value hedging basis adjustments at March 31, 2021 and December 31, 2020 totaled $228,559 and $627,619, respectively. Excludes accrued interest receivable at March 31, 2021 and December 31, 2020 of $28,118 and $34,616, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. There were no AFS securities in an unrealized loss position at March 31, 2021.

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

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$728,215	$729,403	$705,134	$705,442
Due after 1 year through 5 years	1,062,268	1,077,612	1,215,038	1,225,187
Due after 5 years through 10 years	1,271,027	1,302,731	1,542,713	1,572,508
Total non-MBS	3,061,510	3,109,746	3,462,885	3,503,137
Total MBS	6,203,391	6,365,605	6,545,093	6,641,762
Total AFS securities	$9,264,901	$9,475,351	$10,007,978	$10,144,899

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
March 31, 2021	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,571,561	$10,290	$(3,114)	$2,578,737
GSE MBS	1,902,484	20,992	(5,767)	1,917,709
Total HTM securities	$4,474,045	$31,282	$(8,881)	$4,496,446

December 31, 2020
MBS:
Other U.S. obligations - guaranteed MBS	$2,622,677	$6,920	$(4,590)	$2,625,007
GSE MBS	2,078,625	21,640	(1,476)	2,098,789
Total HTM securities	$4,701,302	$28,560	$(6,066)	$4,723,796

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at March 31, 2021 and December 31, 2020 totaled $9,576 and $7,101, respectively. Excludes accrued interest receivable at March 31, 2021 and December 31, 2020 of $2,478 and $2,689, respectively.
(2)    Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.

Contractual Maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses on Investment Securities. At March 31, 2021 and December 31, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

AFS Securities. At March 31, 2021, none of our AFS securities were in an unrealized loss position. At December 31, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities based upon the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

HTM Securities. At March 31, 2021 and December 31, 2020, we did not record an allowance for credit losses on any of our HTM securities based on the following factors: (i) all securities were highly rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	March 31, 2021		December 31, 2020
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$9,240,561	0.43	$10,115,576	0.51
Due after 1 year through 2 years	2,547,282	1.59	2,149,839	1.57
Due after 2 years through 3 years	2,862,368	2.03	2,760,624	2.02
Due after 3 years through 4 years	3,340,787	1.26	3,725,103	1.36
Due after 4 years through 5 years	3,037,457	1.27	3,020,039	1.29
Thereafter	8,360,890	1.01	8,919,678	1.05
Total advances, par value	29,389,345	1.03	30,690,859	1.06
Fair-value hedging basis adjustments, net	384,034		645,946
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	10,261		10,681
Total advances (1)	$29,783,640		$31,347,486

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and net charge-offs, and excludes accrued interest receivable at March 31, 2021 and December 31, 2020 of $14,088 and $14,961, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Due in 1 year or less	$14,353,269	$15,296,034	$13,708,561	$14,645,076
Due after 1 year through 2 years	2,232,992	1,797,049	3,523,607	3,107,339
Due after 2 years through 3 years	2,450,268	2,440,024	2,837,648	3,160,729
Due after 3 years through 4 years	1,972,287	2,246,102	3,762,187	3,824,603
Due after 4 years through 5 years	2,044,307	2,076,839	2,426,957	2,585,439
Thereafter	6,336,222	6,834,811	3,130,385	3,367,673
Total advances, par value	$29,389,345	$30,690,859	$29,389,345	$30,690,859

Advance Concentrations. At March 31, 2021 and December 31, 2020, our top five borrowers held 46% and 44%, respectively, of total advances outstanding at par.

Allowance for Credit Losses on Advances. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	March 31, 2021	December 31, 2020
Fixed-rate long-term mortgages	$6,764,434	$7,257,237
Fixed-rate medium-term (1) mortgages	1,106,667	1,065,329
Total mortgage loans held for portfolio, UPB	7,871,101	8,322,566
Unamortized premiums	182,872	187,425
Unamortized discounts	(1,683)	(1,638)
Hedging basis adjustments, net	5,025	7,642
Total mortgage loans held for portfolio	8,057,315	8,515,995
Allowance for credit losses	(350)	(350)
Total mortgage loans held for portfolio, net (2)	$8,056,965	$8,515,645

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at March 31, 2021 and December 31, 2020 of $31,525 and $34,151, respectively.

Type	March 31, 2021	December 31, 2020
Conventional	$7,641,110	$8,069,274
Government-guaranteed or -insured	229,991	253,292
Total mortgage loans held for portfolio, UPB	$7,871,101	$8,322,566

Product	March 31, 2021	December 31, 2020
MPP	$7,732,209	$8,163,902
MPF Program	138,892	158,664
Total mortgage loans held for portfolio, UPB	$7,871,101	$8,322,566

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended March 31,
LRA Activity	2021	2020
Liability, beginning of period	$207,305	$186,585
Additions	7,117	4,254
Claims paid	(34)	(45)
Distributions to PFIs	(124)	(514)
Liability, end of period	$214,264	$190,280

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Credit Quality Indicators for Conventional Mortgage Loans and Other Delinquency Statistics. All qualifying COVID-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and existing accounting policies and the loans were returned to current status upon modification. As of March 31, 2021 and December 31, 2020, we had $23,706, or 0.3%, and $12,309, or 0.2%, respectively, of our total conventional loans outstanding with formal modifications.

We have continued to apply our existing accounting policies for past due, non-accrual, and charge-offs for COVID-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on the most recent information received from our mortgage servicers, as of March 31, 2021 and December 31, 2020, the UPB of conventional loans in an informal forbearance arrangement totaled $83,506 and $111,516, respectively, or 1.1% and 1.4%, respectively, of our total conventional loans outstanding. As of March 31, 2021, no informal COVID-19-related loan modifications were classified as TDRs.

Payment status is the key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The tables below present the key credit quality indicators and other delinquency statistics for our mortgage loans held for portfolio aggregated by (i) the most recent five origination years and (ii) all prior origination years. Amounts are based on amortized cost which excludes accrued interest receivable.

	Origination Year
Payment Status as of March 31, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$15,867	$24,254	$40,121
60-89 days	3,839	9,328	13,167
90 days or more	38,577	38,757	77,334
Total past due	58,283	72,339	130,622
Total current	4,319,959	3,373,978	7,693,937
Total conventional mortgage loans, amortized cost	$4,378,242	$3,446,317	$7,824,559

The payment status as of March 31, 2021 includes conventional loans in an informal forbearance arrangement 30-59 days past due of $4,807, 60-89 days past due of $7,994, and 90 days or more past due of $63,233, for total past due of $76,034.

	Origination Year
Payment Status as of December 31, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$19,893	$22,130	$42,023
60-89 days	6,980	12,078	19,058
90 days or more	27,467	67,075	94,542
Total past due	54,340	101,283	155,623
Total current	2,468,908	5,635,070	8,103,978
Total conventional mortgage loans, amortized cost	$2,523,248	$5,736,353	$8,259,601

The payment status as of December 31, 2020 includes conventional loans in an informal forbearance arrangement 30-59 days past due of $10,214, 60-89 days past due of $12,661, and 90 days or more past due of $79,011, for total past due of $101,886.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of March 31, 2021	Conventional	Government	Total
In process of foreclosure (1)	$1,565	$—	$1,565
Serious delinquency rate (2)	0.99%	1.55%	1.00%
Past due 90 days or more still accruing interest (3)	$31,180	$2,974	$34,154
On non-accrual status (4)	$72,706	$—	$72,706

Other Delinquency Statistics as of December 31, 2020
In process of foreclosure (1)	$2,689	$—	$2,689
Serious delinquency rate (2)	1.14%	3.36%	1.21%
Past due 90 days or more still accruing interest (3)	$36,585	$7,933	$44,518
On non-accrual status (4)	$87,763	$—	$87,763

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
(3)    Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status as they are well-secured and in the process of collection.
(4)    As of March 31, 2021 and December 31, 2020, $72,650 and $87,708, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a specifically assigned allowance for credit losses and $47,603 and $59,306, respectively of UPB of these conventional mortgage loans were in informal forbearance related to the COVID-19 pandemic.

Allowance for Credit Losses.

Components and Rollforward of Allowance for Credit Losses. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP.

Components of Allowance	March 31, 2021	December 31, 2020
MPP expected losses remaining after borrower's equity, before credit enhancements	$4,766	$10,305
Portion of expected losses recoverable from credit enhancements:
PMI	(1,454)	(2,277)
LRA (1)	(2,385)	(6,847)
SMI	(709)	(963)
Total portion recoverable from credit enhancements	(4,548)	(10,087)
Allowance for unrecoverable PMI/SMI	32	32
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	100	100
Allowance for credit losses	$350	$350

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended March 31,
Rollforward of Allowance	2021	2020
Balance, beginning of period	$350	$300
Charge-offs	(92)	(13)
Recoveries	4	16
Provision for (reversal of) credit losses	88	(3)
Balance, end of period	$350	$300

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at March 31, 2021 or December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2021 was $763, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at March 31, 2021.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At March 31, 2021, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value
	Notional	Derivative	Derivative
March 31, 2021	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$42,814,912	$114,543	$479,055
Total derivatives designated as hedging instruments	42,814,912	114,543	479,055
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,477,000	7,226	2
Interest-rate caps/floors	625,500	1,245	—
Interest-rate forwards	231,800	2,230	—
MDCs	231,325	23	1,255
Total derivatives not designated as hedging instruments	10,565,625	10,724	1,257
Total derivatives before adjustments	$53,380,537	125,267	480,312
Netting adjustments and cash collateral (1)		160,019	(460,779)
Total derivatives, net		$285,286	$19,533

December 31, 2020
Derivatives designated as hedging instruments:
Interest-rate swaps	$40,227,966	$13,018	$761,330
Total derivatives designated as hedging instruments	40,227,966	13,018	761,330
Derivatives not designated as hedging instruments:
Economic hedges;
Interest-rate swaps	9,177,000	5,404	181
Interest-rate caps/floors	625,500	1,113	—
Interest-rate forwards	180,900	—	1,486
MDCs	180,152	1,022	—
Total derivatives not designated as hedging instruments	10,163,552	7,539	1,667
Total derivatives before adjustments	$50,391,518	20,557	762,997
Netting adjustments and cash collateral (1)		262,525	(740,018)
Total derivatives, net		$283,082	$22,979

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2021 and December 31, 2020, including accrued interest, totaled $624,092 and $1,003,437, respectively. Cash collateral received from counterparties and held at March 31, 2021 and December 31, 2020, including accrued interest, totaled $3,294 and $894, respectively. At March 31, 2021 and December 31, 2020, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$106,312	$478,836	$13,793	$755,118
Cleared	16,702	221	5,742	6,393
Total gross recognized amount	123,014	479,057	19,535	761,511
Gross amounts of netting adjustments and cash collateral
Uncleared	(100,508)	(460,558)	(13,793)	(733,625)
Cleared	260,527	(221)	276,318	(6,393)
Total gross amounts of netting adjustments and cash collateral	160,019	(460,779)	262,525	(740,018)
Net amounts after netting adjustments and cash collateral
Uncleared	5,804	18,278	—	21,493
Cleared	277,229	—	282,060	—
Total net amounts after netting adjustments and cash collateral	283,033	18,278	282,060	21,493
Derivative instruments not meeting netting requirements (1)	2,253	1,255	1,022	1,486
Total derivatives, at estimated fair value	$285,286	$19,533	$283,082	$22,979

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended March 31, 2021	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(243,469)	$(311,803)	$123,272	$(432,000)
Derivatives	246,853	321,926	(118,190)	450,589
Net changes in estimated fair value before price alignment interest	3,384	10,123	5,082	18,589
Price alignment interest (1)	29	15	(3)	41
Net interest settlements on derivatives (2)	(45,719)	(32,453)	12,226	(65,946)
Amortization/accretion of gains (losses) on active hedging relationships	—	678	143	821
Net gains (losses) on qualifying fair-value hedging relationships	(42,306)	(21,637)	17,448	(46,495)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(56)	(5,389)	—	(5,445)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(42,362)	$(27,026)	$17,448	$(51,940)

Three Months Ended March 31, 2020
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$628,294	$599,478	$(64,789)	$1,162,983
Derivatives	(609,739)	(610,488)	53,647	(1,166,580)
Net changes in estimated fair value before price alignment interest	18,555	(11,010)	(11,142)	(3,597)
Price alignment interest (1)	584	357	(144)	797
Net interest settlements on derivatives (2)	(30)	(5,684)	9,997	4,283
Amortization/accretion of gains (losses) on active hedging relationships	(7)	302	550	845
Net gains (losses) on qualifying fair-value hedging relationships	19,102	(16,035)	(739)	2,328
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$19,102	$(16,035)	$(775)	$2,292

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2021	2020
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$4,111	$(40,419)
Swaptions	—	(307)
Interest-rate caps/floors	132	492
Interest-rate forwards	4,156	(7,379)
Net interest settlements	(4,953)	(8,385)
MDCs	(4,284)	5,048
Net gains (losses) on derivatives in other income	$(838)	$(50,950)

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

March 31, 2021	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$16,606,246	$9,264,901	$20,338,173

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$383,290	$(8,253)	$(101,668)
For discontinued fair-value hedging relationships	744	236,812	—
Total cumulative fair-value hedging basis adjustments on hedged items	$384,034	$228,559	$(101,668)

December 31, 2020
Amortized cost of hedged items (1)	$17,219,312	$9,882,225	$17,406,679

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$645,146	$501,865	$21,605
For discontinued fair-value hedging relationships	799	125,754	—
Total cumulative fair-value hedging basis adjustments on hedged items	$645,945	$627,619	$21,605

(1)    Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at March 31, 2021 and December 31, 2020 totaled $696.4 billion and $746.8 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2021	December 31, 2020
Book value	$17,573,424	$16,617,079
Par value	$17,575,089	$16,620,486

Weighted average effective interest rate	0.05%	0.12%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2021		December 31, 2020
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$24,709,760	0.25	$31,126,310	0.29
Due after 1 year through 2 years	5,287,285	0.80	4,109,700	0.70
Due after 2 years through 3 years	1,067,625	1.43	1,753,010	1.34
Due after 3 years through 4 years	1,228,750	1.16	767,250	1.93
Due after 4 years through 5 years	3,599,800	0.83	837,300	1.13
Thereafter	6,916,000	2.33	4,652,000	2.91
Total CO bonds, par value	42,809,220	0.76	43,245,570	0.70
Unamortized premiums	105,489		87,133
Unamortized discounts	(12,258)		(12,703)
Unamortized concessions	(7,231)		(8,659)
Fair-value hedging basis adjustments, net	(101,668)		21,605
Total CO bonds	$42,793,552		$43,332,946
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2021	December 31, 2020
Non-callable / non-putable	$30,730,720	$36,809,070
Callable	12,078,500	6,436,500
Total CO bonds, par value	$42,809,220	$43,245,570

Year of Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Due in 1 year or less	$33,158,260	$34,272,810
Due after 1 year through 2 years	5,472,285	4,159,700
Due after 2 years through 3 years	1,037,625	1,608,010
Due after 3 years through 4 years	430,250	443,750
Due after 4 years through 5 years	559,800	563,300
Thereafter	2,151,000	2,198,000
Total CO bonds, par value	$42,809,220	$43,245,570

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2021	December 31, 2020
Fixed-rate	$27,957,220	$24,750,570
Step-up	15,000	15,000
Simple variable-rate	14,837,000	18,480,000
Total CO bonds, par value	$42,809,220	$43,245,570

Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2021	2020
Liability at beginning of period	$34,402	$38,084
Assessment (expense)	3,443	3,613
Subsidy usage, net (1)	(2,155)	(2,274)
Liability at end of period	$35,690	$39,423

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital stock outstanding	March 31, 2021	December 31, 2020
Class B-1	$851,090	$797,196
Class B-2	1,363,102	1,410,374
Total Class B	$2,214,192	$2,207,570

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2021	2020
Liability at beginning of period	$250,768	$322,902
Reclassification from capital stock	—	232
Redemptions/repurchases	(18,073)	(9)
Liability at end of period	$232,695	$323,125

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2021	December 31, 2020
Year 1 (1)(2)	$22,223	$9,274
Year 2	—	—
Year 3	28,833	26,723
Year 4	149,080	150,957
Year 5	32,559	32,791
Thereafter (3)	—	31,023
Total MRCS	$232,695	$250,768

(1)    Balances at March 31, 2021 and December 31, 2020 include $614 and $624, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at March 31, 2021 includes $12,960 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(3)    Represents the five-year redemption period of Class B stock held by certain captive insurance companies at December 31, 2020. Upon their respective terminations on February 19, 2021, we repurchased their excess stock of $18,063.

The following table presents the distributions related to MRCS.

	Three Months Ended March 31,
MRCS Distributions	2021	2020
Recorded as interest expense	$1,104	$2,967
Recorded as distributions from retained earnings	83	—
Total	$1,187	$2,967

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2020 Form 10-K. As presented in the following table, we were in compliance with these requirements at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$802,640	$3,600,144	$630,661	$3,595,668

Total regulatory capital	$2,667,187	$3,600,144	$2,636,990	$3,595,668
Total regulatory capital-to-assets ratio	4.00%	5.40%	4.00%	5.45%

Leverage capital	$3,333,984	$5,400,216	$3,296,238	$5,393,502
Leverage ratio	5.00%	8.10%	5.00%	8.18%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains (losses)	73,529	—	73,529
Reclassifications from OCI to net income:
Pension benefits, net	—	996	996
Total other comprehensive income (loss)	73,529	996	74,525

Balance, March 31, 2021	$210,450	$(30,523)	$179,927

Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	(148,831)	—	(148,831)
Reclassifications from OCI to net income:
Pension benefits, net	—	707	707
Total other comprehensive income (loss)	(148,831)	707	(148,124)

Balance, March 31, 2020	$(59,018)	$(21,730)	$(80,748)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$74,185	$336	$74,521	$50,075	$13,076	$63,151
Provision for (reversal of) credit losses	—	88	88	—	(3)	(3)
Other income (loss)	(12,877)	(99)	(12,976)	(2,111)	(2,268)	(4,379)
Other expenses	24,118	4,012	28,130	21,764	3,852	25,616
Income (loss) before assessments	37,190	(3,863)	33,327	26,200	6,959	33,159
Affordable Housing Program assessments (credits)	3,829	(386)	3,443	2,917	696	3,613
Net income (loss)	$33,361	$(3,477)	$29,884	$23,283	$6,263	$29,546

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2021	$58,622,720	$8,056,965	$66,679,685
December 31, 2020	57,409,111	8,515,645	65,924,756

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

	March 31, 2021
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$1,443,176	$1,443,176	$1,443,176	$—	$—	$—
Interest-bearing deposits	100,041	100,041	100,000	41	—	—
Securities purchased under agreements to resell	4,500,000	4,500,000	—	4,500,000	—	—
Federal funds sold	2,830,000	2,830,000	—	2,830,000	—	—
Trading securities	5,531,250	5,531,250	—	5,531,250	—	—
AFS securities	9,475,351	9,475,351	—	9,475,351	—	—
HTM securities	4,474,045	4,496,446	—	4,496,446	—	—
Advances	29,783,640	29,757,639	—	29,757,639	—	—
Mortgage loans held for portfolio, net	8,056,965	8,339,938	—	8,288,499	51,439	—
Accrued interest receivable	88,460	88,460	—	88,460	—	—
Derivative assets, net	285,286	285,286	—	125,267	—	160,019
Grantor trust assets (2)	57,245	57,245	57,245	—	—	—

Liabilities:
Deposits	1,848,361	1,848,361	—	1,848,361	—	—
Consolidated obligations:
Discount notes	17,573,424	17,574,194	—	17,574,194	—	—
Bonds	42,793,552	43,149,682	—	43,149,682	—	—
Accrued interest payable	60,030	60,030	—	60,030	—	—
Derivative liabilities, net	19,533	19,533	—	480,312	—	(460,779)
MRCS	232,695	232,695	232,695	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 16 - Estimated Fair Values in our 2020 Form 10-K. No significant changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,531,250	$—	$5,531,250	$—	$—
Total trading securities	5,531,250	—	5,531,250	—	—
AFS securities:
GSE and TVA debentures	3,109,746	—	3,109,746	—	—
GSE MBS	6,365,605	—	6,365,605	—	—
Total AFS securities	9,475,351	—	9,475,351	—	—
Derivative assets:
Interest-rate related	285,263	—	125,244	—	160,019
MDCs	23	—	23	—	—
Total derivative assets, net	285,286	—	125,267	—	160,019
Other assets:
Grantor trust assets	57,245	57,245	—	—	—
Total assets at recurring estimated fair value	$15,349,132	$57,245	$15,131,868	$—	$160,019

Derivative liabilities:
Interest-rate related	$18,278	$—	$479,057	$—	$(460,779)
MDCs	1,255	—	1,255	—	—
Total derivative liabilities, net	19,533	—	480,312	—	(460,779)
Total liabilities at recurring estimated fair value	$19,533	$—	$480,312	$—	$(460,779)

Mortgage loans held for portfolio (2)	$1,330	$—	$—	$1,330	$—
Total assets at non-recurring estimated fair value	$1,330	$—	$—	$1,330	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,094,703	$—	$5,094,703	$—	$—
Total trading securities	5,094,703	—	5,094,703	—	—
AFS securities:
GSE and TVA debentures	3,503,137	—	3,503,137	—	—
GSE MBS	6,641,762	—	6,641,762	—	—
Total AFS securities	10,144,899	—	10,144,899	—	—
Derivative assets:
Interest-rate related	282,060	—	19,535	—	262,525
MDCs	1,022	—	1,022	—	—
Total derivative assets, net	283,082	—	20,557	—	262,525
Other assets:
Grantor trust assets	51,032	51,032	—	—	—
Total assets at recurring estimated fair value	$15,573,716	$51,032	$15,260,159	$—	$262,525

Derivative liabilities:
Interest-rate related	$22,979	$—	$762,997	$—	$(740,018)
MDCs	—	—	—	—	—
Total derivative liabilities, net	22,979	—	762,997	—	(740,018)
Total liabilities at recurring estimated fair value	$22,979	$—	$762,997	$—	$(740,018)

Mortgage loans held for portfolio (3)	$1,460	$—	$—	$1,460	$—
Total assets at non-recurring estimated fair value	$1,460	$—	$—	$1,460	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the fair-value adjustment was recorded during the three months ended March 31, 2021.
(3)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2020.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2021
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$173,761	$202,553	$376,314
Unused lines of credit (1)	917,602	—	917,602
Commitments to fund additional advances (2)	37,000	—	37,000
Commitments to fund or purchase mortgage loans, net (3)	231,325	—	231,325
Unsettled CO bonds, at par	369,000	—	369,000

(1)    Maximum line of credit amount per member is $100,000.
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

	March 31, 2021		December 31, 2020
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$433,736	18%	$426,003	17%
Advances	4,386,317	15%	5,397,433	18%

The par values at March 31, 2021 reflect changes in the composition of directors' financial institutions effective January 1, 2021, due to changes in board membership resulting from the 2020 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2021	2020
Net capital stock issuances (redemptions and repurchases)	$—	$5,846
Net advances (repayments)	(1,049,277)	2,037,731
Mortgage loan purchases	12,877	12,352

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to/borrowings from other FHLBanks.

	Three Months Ended March 31,
Loans to other FHLBanks	2021	2020
Principal repayments	$10,000	$—
Disbursements	(10,000)	—

There were no loans to or borrowings from other FHLBanks outstanding at March 31, 2021 or December 31, 2020.

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
FCA: United Kingdom Financial Conduct Authority
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
UPB: Unpaid Principal Balance
VaR: Value at Risk
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2020 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Executive Summary

Overview. As an FHLBank, we are a regional wholesale bank that serves as a financial intermediary between the capital markets and our members. The Bank is structured as a financial cooperative. Therefore, it is generally designed to expand and contract in asset size as the needs of our members and their communities change. We primarily make secured loans in the form of advances to our members and purchase whole mortgage loans from our members. Additionally, we purchase other investments and provide other financial services to our members.

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

Business Environment. The Bank’s financial performance is influenced by several key regional and national economic and market factors, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. The federal government has enacted several financial relief programs to help offset declines in business and family incomes caused by the COVID-19 pandemic. The American Rescue Plan Act of 2021, a third major COVID-19 relief bill, was passed by the U.S. Congress in March 2021, which provides significant financial relief to businesses and individuals affected by the COVID-19 pandemic, including extending the Paycheck Protection Program and unemployment assistance programs to September 6, 2021.

In April 2021, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 6.0% in March 2021, compared to 6.7% in December 2020. Due to the effects of the COVID-19 pandemic on the economy, the unemployment rate is expected to remain elevated in the coming months. However, if COVID-19 vaccines are successfully administered and the pandemic is effectively contained in the U.S. and globally, business conditions may continue to improve and the unemployment rate could continue to decline.

U.S. real gross domestic product ("GDP") increased at an annual rate of 6.4% in the first quarter of 2021, according to the most recent advance estimate reported by the Bureau of Economic Analysis, compared to the revised annual rate of 4.3% in the fourth quarter of 2020. Recent changes in unemployment and GDP were attributed largely to the recovery of the U.S. economy from the COVID-19 pandemic, including the continued government response and the efforts to reopen businesses and resume activities that were postponed or restricted.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. home sales increased in the first quarter of 2021, compared to the first quarter of 2020, driven by low mortgage interest rates. However, low housing inventory levels and higher home prices in the first quarter of 2021 continued to constrain sales growth.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during the three months ended March 31, 2021, principally the COVID-19 pandemic and efforts in response by the Federal Reserve to maintain low short-term interest rates and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors.

In its April 2021 press release, the Federal Reserve stated that indicators of economic activity and employment have strengthened, with inflation largely reflecting transitory factors. It also stated that the path of the U.S. economy will depend significantly on the course of the COVID-19 pandemic, including progress on vaccinations, and that it is committed to using its full range of tools to support the U.S. economy in this challenging time. As a result, it voted to maintain the target range of the federal funds rate at 0.0% to 0.25%. The Federal Reserve indicated that it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with their assessments of maximum employment and inflation of at least two percent for some time.

The following table presents certain key interest rates.

	Three-Month Average		Period End
	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
Federal Funds Effective	0.08%	1.23%	0.06%	0.09%
SOFR	0.04%	1.23%	0.01%	0.07%
Overnight LIBOR	0.08%	1.23%	0.08%	0.08%
1-week OIS	0.07%	1.20%	0.06%	0.09%
3-month LIBOR	0.20%	1.53%	0.19%	0.24%
3-month U.S. Treasury yield	0.04%	1.09%	0.02%	0.07%
2-year U.S Treasury yield	0.13%	1.09%	0.16%	0.12%
10-year U.S. Treasury yield	1.32%	1.37%	1.74%	0.92%

The three-month averages of short-term interest rates were significantly lower during 2021, compared to 2020, impacting the Bank’s results of operations, primarily by decreasing both interest income and interest expense. In addition, the changes in both short- and long-term interest rates affected the fair values of certain assets and liabilities. The prevailing expectation of prolonged low interest rates will likely continue to be a significant factor driving the Bank’s results of operations and changes in its financial condition.

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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Statement of Condition:
Advances	$29,784	$31,347	$31,264	$34,848	$38,927
Mortgage loans held for portfolio, net	8,057	8,516	9,237	10,083	10,649
Cash and short-term investments	8,873	5,627	5,639	5,791	8,085
Investment securities	19,480	19,941	19,695	19,817	20,487
Total assets	66,680	65,925	66,342	71,070	78,666

Discount notes	17,573	16,617	19,462	28,234	29,653
CO bonds	42,794	43,333	41,148	36,973	42,079
Total consolidated obligations	60,367	59,950	60,610	65,207	71,732

MRCS	233	251	262	300	323

Capital stock	2,214	2,208	2,224	2,194	2,098
Retained earnings	1,153	1,137	1,124	1,128	1,124
AOCI	180	105	74	(4)	(81)
Total capital	3,547	3,450	3,422	3,318	3,141

Statement of Income:
Net interest income	$74	$72	$61	$67	$63
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(13)	(9)	(17)	(25)	(4)
Other expenses	28	30	27	26	26
AHP assessments	3	4	2	2	3
Net income	$30	$29	$15	$14	$30

Selected Financial Ratios:
Net interest margin (1)	0.44%	0.43%	0.35%	0.37%	0.36%
Return on average equity (2)	3.40%	3.49%	1.70%	1.64%	3.81%
Return on average assets (2)	0.18%	0.18%	0.08%	0.07%	0.17%

Weighted average dividend rate (3)	2.50%	3.00%	3.50%	4.00%	4.25%
Dividend payout ratio (4)	46.70%	55.32%	126.01%	150.84%	70.91%

Average equity to average assets	5.24%	5.19%	4.86%	4.39%	4.43%
Total capital ratio (5)	5.32%	5.23%	5.16%	4.67%	3.99%
Total regulatory capital ratio (6)	5.40%	5.45%	5.44%	5.10%	4.51%
(1)    Annualized net interest income expressed as a percentage of average interest-earning assets.
(2)    Annualized, as appropriate.
(3)    Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4)    Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020 would be 46%, 112%, 143%, 67% and 44%, respectively.
(5)    Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6)    Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2021 and 2020. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2021	2020	$ Change	% Change
Net interest income	$74	$63	$11	18%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	74	63	11	18%
Other income (loss)	(13)	(4)	(9)
Other expenses	28	26	2
Income before assessments	33	33	—	1%
AHP assessments	3	3	—
Net income	30	30	—	1%
Total other comprehensive income (loss)	74	(148)	222

Total comprehensive income (loss)	$104	$(118)	$222	188%

The increase in net income for the three months ended March 31, 2021 compared to the corresponding period in the prior year was primarily due to hedging gains on qualifying fair-value hedging relationships, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans, each driven by the decline in market interest rates.

The increase in total other comprehensive income for the three months ended March 31, 2021 compared to the corresponding period in the prior year was due to net unrealized gains on AFS securities.

Non-GAAP Financial Measure

The Bank reports its results of operations in accordance with GAAP. Management believes that a non-GAAP financial measure may also be useful to shareholders and other stakeholders as a key measure of its operating performance. Such measure can also provide additional insights into period-to-period comparisons of the Bank's operating results beyond its GAAP results, which are impacted by temporary changes in fair value and other factors driven by market volatility that hinder consistent performance measurement. The Bank is reporting adjusted net income as that non-GAAP financial measure.

Adjusted net income represents GAAP net income adjusted to exclude: (i) the mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on MRCS, (iii) realized gains and losses on sales of investment securities, and (iv) at the discretion of management, other eligible non-routine transactions. These adjustments reflect (i) the temporary nature of fair-value and certain other hedging gains (losses) due to the Bank's practice of holding its financial instruments to maturity, (ii) the reclassification of interest on MRCS as dividends and (iii) the non-routine sale of investment securities, primarily for liquidity purposes or to reduce exposure to LIBOR-indexed instruments, the gains (losses) on which arise from accelerating the recognition of future income (expense).

Non-GAAP financial measures are not audited. In addition, non-GAAP financial measures have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While the Bank believes that adjusted net income is helpful in understanding the Bank's performance, this measure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyses of earnings reported in accordance with GAAP.

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Three Months Ended March 31,
Reconciliation of Net Income	2021	2020
GAAP net income	$29.9	$29.5
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	(18.6)	3.6
Amortization/accretion of (gains) losses on active and discontinued fair-value hedging relationships (2)	5.4	(0.5)
Trading (gains) losses, net of economic hedging gains (losses)	9.0	(9.7)
Net unrealized (gains) losses on other economic hedges	0.4	(0.1)
Interest expense on MRCS	1.1	3.0
Total adjustments	(2.7)	(3.7)

AHP assessments on adjustments	0.4	0.7

Adjusted net income (non-GAAP measure)	$27.6	$26.5

(1)     Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments on hedged items.

Adjusted net income for the first quarter of 2021 was $27.6 million, an increase of $1.1 million compared to the corresponding quarter in the prior year. The increase was primarily due to higher net earnings on trading securities, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans, each driven by the decline in market interest rates.

Changes in Financial Condition for the Three Months Ended March 31, 2021. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2021	December 31, 2020	$ Change	% Change
Advances	$29,784	$31,347	$(1,563)	(5)%
Mortgage loans held for portfolio, net	8,057	8,516	(459)	(5)%
Cash and short-term investments (1)	8,873	5,627	3,246	58%
Investment securities and other assets (2)	19,966	20,435	(469)	(2)%
Total assets	$66,680	$65,925	$755	1%

Consolidated obligations	$60,367	$59,950	$417	1%
MRCS	233	251	(18)	(7)%
Other liabilities	2,533	2,274	259	11%
Total liabilities	63,133	62,475	658	1%

Capital stock	2,214	2,208	6	—%
Retained earnings (3)	1,153	1,137	16	1%
AOCI	180	105	75	71%
Total capital	3,547	3,450	97	3%

Total liabilities and capital	$66,680	$65,925	$755	1%

Total regulatory capital (4)	$3,600	$3,596	$4	—%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at March 31, 2021 and December 31, 2020 of $274 million and $268 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at March 31, 2021 were $66.7 billion, a net increase of $755 million, or 1%, from December 31, 2020, driven primarily by a net increase in short-term investments.

Advances outstanding at March 31, 2021, at carrying value, totaled $29.8 billion, a net decrease of $1.6 billion, or 5%, from December 31, 2020.

Mortgage loans held for portfolio at March 31, 2021 totaled $8.1 billion, a net decrease of $459 million, or 5%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases during the period.
The liquidity portfolio at March 31, 2021 totaled $14.4 billion, a net increase of $3.7 billion, or 34%, from December 31, 2020. Cash and short-term investments increased by $3.2 billion, or 58%, to $8.9 billion. U.S. Treasury securities, classified as trading securities, increased by $436 million, or 9%, to $5.5 billion. As a result, cash and short-term investments represented 62% of the liquidity portfolio at March 31, 2021, while U.S. Treasury securities represented 38%.

FHLBank Indianapolis' consolidated obligations outstanding at March 31, 2021 totaled $60.4 billion, a net increase of $417 million, or 1%, from December 31, 2020, which reflected the net increase in the Bank's total assets.

Total capital at March 31, 2021 was $3.5 billion, a net increase of $97 million, or 3%, from December 31, 2020. Such increase was substantially due to an increase in unrealized gains on our AFS securities.
The Bank's regulatory capital-to-assets ratio at March 31, 2021 was 5.40%, which exceeds all applicable regulatory capital requirements.

Analysis of Results of Operations for the Three Months Ended March 31, 2021 and 2020.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$8,301	$1	0.06%	$5,792	$19	1.33%
Investment securities (3)	20,029	56	1.13%	19,632	90	1.84%
Advances (4)	29,627	36	0.49%	32,739	169	2.08%
Mortgage loans held for portfolio (4) (5)	8,282	40	1.97%	10,742	82	3.07%
Other assets (interest-earning) (6)	903	—	0.07%	1,607	5	1.18%
Total interest-earning assets	67,142	133	0.81%	70,512	365	2.08%
Other assets (7)	916			(14)
Total assets	$68,058			$70,498

Liabilities and Capital:
Interest-bearing deposits	$1,511	—	0.01%	$1,353	3	0.81%
Discount notes	18,773	4	0.09%	20,083	72	1.45%
CO bonds (4)	43,225	54	0.50%	44,422	224	2.03%
MRCS	243	1	1.85%	323	3	3.69%
Total interest-bearing liabilities	63,752	59	0.38%	66,181	302	1.84%
Other liabilities	738			1,194
Total capital	3,568			3,123
Total liabilities and capital	$68,058			$70,498

Net interest income		$74			$63

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.43%			0.24%

Net interest margin (8)			0.44%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.05			1.07

(1)    Hedging gains (losses) on qualifying fair-value hedging relationships are reported in net interest income.
(2)    Annualized.
(3)    Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense and average yield/cost of funds includes all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedging relationships and amortization of hedge accounting basis adjustment. Excluded are net interest payment or receipts on derivatives in economic hedging relationships.
(4)    Interest income/expense and average yield/cost of funds include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excluded are net interest payments or receipts on derivatives in economic hedging relationships.
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

The increase in net interest income for the three months ended March 31, 2021 compared to the corresponding period in 2020 was primarily due to hedging gains on qualifying fair-value hedging relationships and an increase in net interest income on trading securities. Such increases were offset by lower net earnings on the portion of the Bank's assets funded by its capital and accelerated amortization of purchase premium resulting from higher prepayments on mortgage loans. Net interest income for the three months ended March 31, 2021 included net hedging gains of $19 million, compared to net hedging losses for the three months ended March 31, 2020 of $4 million.

Yields/Cost of Funds. The average yield on total interest-earning assets for the three months ended March 31, 2021, including the impact of net hedging gains or losses, was 0.81%, a decrease of 127 bps compared to the corresponding period in 2020, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities for the three months ended March 31, 2021, including the impact of net hedging gains or losses, was 0.38%, a decrease of 146 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 19 bps to 0.43% from 0.24% for the corresponding period in 2020.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2021 decreased by 5% compared to the corresponding period in 2020. The average balances of advances and mortgage loans decreased by 10% and 23%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 22%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three months ended March 31, 2021 compared to the corresponding period in 2020 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2021	2020
Net realized gains (losses) on trading securities (1)	$3	$1
Net unrealized gains (losses) on trading securities (1)	(16)	49
Net gains (losses) on derivatives hedging trading securities	5	(40)
Net gains (losses) on trading securities, net of associated derivatives	(8)	10
Net interest settlements on derivatives	(5)	(8)
Net gains (losses) on other derivatives not designated as hedging instruments	(1)	(3)
Change in fair value of investments indirectly funding our SERP	1	(3)

Total other income (loss)	$(13)	$(4)

(1)    Before impact of associated derivatives.

The decrease in total other income for the three months ended March 31, 2021 compared to the corresponding period in 2020 was primarily due to net unrealized losses on trading securities, net of associated derivatives, compared to net unrealized gains on trading securities in the corresponding period in 2020.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2021	2020
Compensation and benefits	$16	$14
Other operating expenses	7	7
Finance Agency and Office of Finance	3	3
Other	2	2

Total other expenses	$28	$26

The increase in compensation and benefits for the three months ended March 31, 2021 compared to the corresponding period in 2020 was due primarily to an increase in post-retirement benefits resulting from changes in market conditions. However, such impact is offset by corresponding changes in fair value recorded in other income.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2021 consisted substantially of net unrealized gains on AFS securities, compared to net unrealized losses on AFS securities for the three months ended March 31, 2020. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets during 2020.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional	2021	2020
Net interest income	$74	$50
Provision for (reversal of) credit losses	—	—
Other income (loss)	(13)	(2)
Other expenses	24	22
Income before assessments	37	26
AHP assessments	3	3

Net income	$34	$23

The increase in net income for the traditional segment for the three months ended March 31, 2021 compared to the corresponding period in 2020 was primarily due to net hedging gains on qualifying fair-value hedging relationships, partially offset by lower net earnings on the portion of the Bank's assets funded by its capital.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2021	2020
Net interest income	$—	$13
Provision for (reversal of) credit losses	—	—
Other income (loss)	—	(2)
Other expenses	4	4
Income (loss) before assessments	(4)	7
AHP assessments (credits)	—	—

Net income (loss)	$(4)	$7

The decrease in net income for the mortgage loans segment for the three months ended March 31, 2021 compared to the corresponding period in 2020 was due substantially to accelerated amortization of purchase premium resulting from higher MPP loan prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2021		December 31, 2020
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$29,784	45%	$31,347	48%
Mortgage loans held for portfolio, net	8,057	12%	8,516	13%
Cash and short-term investments	8,873	13%	5,627	9%
Trading securities	5,531	8%	5,095	8%
Other investment securities	13,949	21%	14,846	22%
Other assets (1)	486	1%	494	—%

Total assets	$66,680	100%	$65,925	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at March 31, 2021 changed compared to December 31, 2020 in that advances as a percent of total assets declined from 48% to 45% while cash and short-term investments increased from 9% to 13%, reflecting primarily the paydowns of short-term advances.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2021 at carrying value, totaled $29.8 billion, a net decrease of $1.6 billion, or 5%, compared to December 31, 2020. The high levels of liquidity injected by the Federal Reserve and held by our members as deposits accompanied by their low loan demand, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and governmental relief efforts continue to pressure overall advance levels.
The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 13% and increased by 8%, respectively. Advances to depository institutions, as a percent of total advances outstanding at par value, were 52% at March 31, 2021, while advances to insurance companies were 48%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2021		December 31, 2020
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions (1)	$12,636	43%	$14,749	48%
Credit unions	2,389	8%	2,548	8%
Former members - depositories	228	1%	268	1%
Total depository institutions	15,253	52%	17,565	57%

Insurance companies:
Insurance companies	13,843	47%	12,832	42%
Former members - insurance	293	1%	294	1%
Total insurance companies	14,136	48%	13,126	43%

CDFIs	—	—%	—	—%

Total advances outstanding	$29,389	100%	$30,691	100%

(1)    Includes advances outstanding at March 31, 2021 and December 31, 2020 of $3.6 billion, or 12%, and $4.6 billion, or 15%, of total advances outstanding, respectively, to Flagstar Bank, FSB ("Flagstar"). The parent company of Flagstar announced a merger pursuant to which Flagstar would merge with a non-member depository. On the effective date of Flagstar's merger, any outstanding advances will be required to be repaid at their respective maturity dates. For more information, see Item 1A. Risk Factors.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer at March 31, 2021 totaling $288 million are not required to be repaid prior to their various maturity dates through 2024.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2021		December 31, 2020
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$9,181	32%	$10,023	33%
Due after 1 year	7,702	26%	7,998	26%
Total	16,883	58%	18,021	59%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,194	25%	7,252	24%
Total	7,194	25%	7,252	24%

Other (2)
Due in 1 year or less	32	—%	32	—%
Due after 1 year	141	—%	147	—%
Total	173	—%	179	—%

Total fixed-rate	24,250	83%	25,452	83%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	17	—%	24	—%
Due after 1 year	—	—%	—	—%
Total	17	—%	24	—%

Callable or prepayable
Due in 1 year or less	11	—%	36	—%
Due after 1 year	5,111	17%	5,179	17%
Total	5,122	17%	5,215	17%

Total variable-rate	5,139	17%	5,239	17%

Total advances	$29,389	100%	$30,691	100%

(1)     Includes advances without call or put options.
(2)    Includes callable or prepayable advances and hybrid, fixed-rate amortizing/mortgage matched advances.

During the three months ended March 31, 2021, the par value of advances due in one year or less decreased by 9%, while advances due after one year decreased by 2%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 32% at March 31, 2021, a decrease from 33% at December 31, 2020. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at March 31, 2021 totaled $8.1 billion, a net decrease of $459 million, or 5%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases. For the three months ended March 31, 2021, purchases of mortgage loans from the Bank's members under Advantage MPP totaled $610 million, while MPP and MPF program repayments totaled $1.0 billion. In addition to low interest rates, ongoing Federal Reserve purchases of Fannie Mae and Freddie Mac MBS encourage continuing refinancing activity by borrowers.

A breakdown of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	March 31, 2021		December 31, 2020
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$7,149	91%	$7,529	90%
Conventional Original	385	5%	417	5%
FHA	198	3%	218	3%
Total MPP	7,732	99%	8,164	98%

MPF Program:
Conventional	107	1%	123	2%
Government	32	—%	36	—%
Total MPF Program	139	1%	159	2%

Total mortgage loans held for portfolio	$7,871	100%	$8,323	100%

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $5 million and $10 million at March 31, 2021 and December 31, 2020, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at March 31, 2021 and December 31, 2020. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP in response to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. The forbearance may be granted up to 90 days from the date of the first reduced or suspended payment. Initially, written approval from us was required for longer periods. However, effective May 11, 2020, we issued additional guidelines to provide delegated authority to our servicers so they may extend forbearance periods and establish qualified forbearance resolution plans within our established parameters. In addition, we have authorized the suspension of foreclosure sales and evictions (with certain exceptions) through June 30, 2021 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

The UPB of our conventional mortgage loans in COVID-19-related informal forbearance programs declined from December 31, 2020 by approximately 25% to $84 million at March 31, 2021. The UPB of loans in COVID-19-related formal forbearance programs at March 31, 2021 totaled $24 million, an increase of $11 million from December 31, 2020.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	March 31, 2021	December 31, 2020	Change
Cash and short-term investments:
Cash and due from banks	$1,443	$1,812	$(369)
Interest-bearing deposits	100	100	—
Securities purchased under agreements to resell	4,500	2,500	2,000
Federal funds sold	2,830	1,215	1,615
Total cash and short-term investments	8,873	5,627	3,246

Trading securities:
U.S. Treasury obligations	5,531	5,095	436
Total trading securities	5,531	5,095	436

Other investment securities:
AFS securities:
GSE and TVA debentures	3,109	3,503	(394)
GSE MBS	6,366	6,642	(276)
Total AFS securities	9,475	10,145	(670)

HTM securities:
Other U.S. obligations - guaranteed MBS	2,572	2,623	(51)
GSE MBS	1,902	2,078	(176)
Total HTM securities	4,474	4,701	(227)

Total investment securities	19,480	19,941	(461)

Total cash and investments, carrying value	$28,353	$25,568	$2,785

Cash and Short-Term Investments. Cash and short-term investments at March 31, 2021 totaled $8.9 billion, an increase of $3.2 billion, or 58%, from December 31, 2020. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities outstanding at March 31, 2021 totaled $5.5 billion, an increase of $436 million, or 9%, from December 31, 2020.

Other Investment Securities. AFS securities at March 31, 2021 totaled $9.5 billion, a net decrease of $670 million, or 7%, from December 31, 2020. The decrease resulted from changes in the fair-value hedging basis adjustments associated with these securities and principal payments on GSE and TVA debentures.

Net unrealized gains on AFS securities at March 31, 2021 totaled $210 million, a net increase of $74 million compared to December 31, 2020, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2021 totaled $4.5 billion, a net decrease of $227 million, or 5%, from December 31, 2020. The decrease resulted from principal payments on these securities.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2021		December 31, 2020
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$5,531	100%	$5,095	100%

Total trading securities	$5,531	100%	$5,095	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$3,062	33%	$3,463	35%
Total MBS fixed-rate	6,203	67%	6,545	65%

Total AFS securities	$9,265	100%	$10,008	100%

HTM Securities:
MBS:
Fixed-rate	$253	6%	$283	6%
Variable-rate	4,221	94%	4,418	94%
Total MBS	4,474	100%	4,701	100%

Total HTM securities	$4,474	100%	$4,701	100%

Total AFS and HTM securities:
Total fixed-rate	$9,518	69%	$10,291	70%
Total variable-rate	4,221	31%	4,418	30%

Total AFS and HTM securities	$13,739	100%	$14,709	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2021 changed slightly from December 31, 2020, primarily due to principal payments on fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities.

Deposits (Liabilities). Total deposits at March 31, 2021 were $1.8 billion, a net increase of $473 million, or 34%, from December 31, 2020. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at March 31, 2021 totaled $60.4 billion, a net increase of $417 million, or 1%, from December 31, 2020. Such increase reflected the increase in the Bank's assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2021		December 31, 2020
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$17,575	29%	$16,620	28%
CO bonds	24,710	41%	31,127	52%
Total due in 1 year or less	42,285	70%	47,747	80%
Long-term CO bonds	18,099	30%	12,119	20%

Total consolidated obligations	$60,384	100%	$59,866	100%

The percentage of consolidated obligations due in 1 year or less decreased from 80% at December 31, 2020 to 70% at March 31, 2021 as a result of seeking to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item whether or not it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2021	December 31, 2020
Advances	$16,222	$16,573
Investments	15,141	15,035
Mortgage loans	463	361
CO bonds	20,555	17,473
Discount notes	1,000	950

Total notional	$53,381	$50,392

The increase in the total notional amount during the three months ended March 31, 2021 of $3.0 billion, or 6%, was primarily due to an increase in derivatives hedging CO bonds, driven by the increase in long-term CO bonds outstanding.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

March 31, 2021	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$384	$229	$102	$715
Estimated fair value of associated derivatives, net	(376)	(21)	(95)	(492)

Net cumulative fair-value hedging basis adjustments	$8	$208	$7	$223

Total Capital. The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2021	December 31, 2020
Capital stock	62%	64%
Retained earnings	33%	33%
AOCI	5%	3%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2021 compared to December 31, 2020 were substantially due to unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2021	December 31, 2020
Total GAAP capital	$3,547	$3,450
Exclude: AOCI	(180)	(105)
Add: MRCS	233	251
Total regulatory capital	$3,600	$3,596
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at March 31, 2021 totaled $8.9 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at March 31, 2021 totaled $5.5 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at March 31, 2021 totaled $14.4 billion, or 21% of total assets.

During the three months ended March 31, 2021, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $60.5 billion.

Changes in Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2021 was $240 million, compared to net cash used in operating activities for the three months ended March 31, 2020 of $533 million. The net increase in cash provided by operating activities of $773 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	March 31, 2021		December 31, 2020
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,114	46%	$1,108	45%
Credit unions	298	12%	298	12%
Total depository institutions	1,412	58%	1,406	57%
Insurance companies	802	33%	802	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,214	91%	2,208	90%

MRCS:
Captive insurance companies (1)	13	1%	31	1%
Former members	220	8%	220	9%

Total MRCS	233	9%	251	10%

Total regulatory capital stock	$2,447	100%	$2,459	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18.1 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	March 31, 2021	December 31, 2020
Member capital stock not subject to outstanding redemption requests	$655	$605
MRCS	209	225

Total excess capital stock	$864	$830

Excess stock as a percentage of regulatory capital stock	35%	34%

The increase in excess stock during the three months ended March 31, 2021 resulted from advance activity.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at March 31, 2021 was 1.30% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members, should we choose to do so.

Capital Distributions. On April 29, 2021, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.25% and on Class B-1 non-activity-based stock at an annualized rate of 1.50%. The dividends were paid in cash on April 30, 2021.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at March 31, 2021 and December 31, 2020 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2021	December 31, 2020
Credit risk	$176	$158
Market risk	442	327
Operations risk	185	146

Total risk-based capital requirement	$803	$631

Permanent capital	$3,600	$3,596

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates and option adjusted spreads and changes in balance sheet composition. Our permanent capital at March 31, 2021 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At March 31, 2021, principal previously paid in full by our MPP servicers totaling less than $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 6 - Mortgage Loans Held for Portfolio in our 2020 Form 10-K.

Critical Accounting Policies and Estimates

A full discussion of our critical accounting policies and estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2020 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments.

LIBOR Transition.

Financial Conduct Authority Announcement. In July 2017, the FCA, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023).

Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The International Swaps and Derivatives Association, Inc. ("ISDA") has stated that the FCA’s announcement in March 2021 constitutes an index cessation event under the ISDA 2020 Interbank Offered Rate Fallbacks Protocol and Supplement, and as a result, the fallback spread adjustment published by Bloomberg is fixed as of the date of that announcement for all LIBOR settings.

The Bank does not expect the FCA's announcement in March 2021 to have a material effect on the Bank's financial condition or results of operations. For a discussion of the potential impact of the LIBOR transition, see see Item 1A. Risk Factors in our 2020 Form 10-K.

COVID-19 Developments.

American Rescue Plan Act of 2021. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the Paycheck Protection Program ("PPP"). Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On March 8, 2021, the Federal Reserve Board issued a press release announcing it would extend the Paycheck Protection Program Liquidity Facility ("PPPLF"), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

Additional COVD-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, through presidential executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Various federal and state relief measures, including the CARES Act, have been enacted. Additional phases of such COVID-19 pandemic relief legislation may be enacted by Congress or the states.

We continue to evaluate the potential impact of such legislation, regulatory action, and guidance on us and our business, including their continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPP. Many of these actions are temporary in nature.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2020 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2021, our top borrower held 14% of total advances outstanding, at par, and our top five borrowers held 46% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

March 31, 2021	AA	A	Total
Domestic	$—	$100	$100
Australia	1,000	—	1,000
Canada	—	610	610
Netherlands	—	610	610
Sweden	—	610	610
Total unsecured credit exposure	$1,000	$1,930	$2,930

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At March 31, 2021, these investments totaled 293% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
March 31, 2021	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	4,500	—	—	—	4,500
Federal funds sold	—	1,000	1,830	—	—	2,830
Total short-term investments	—	5,500	1,930	—	—	7,430

Trading securities:
U.S. Treasury obligations	—	5,531	—	—	—	5,531
Total trading securities	—	5,531	—	—	—	5,531

Other investment securities:
GSE and TVA debentures	—	3,109	—	—	—	3,109
GSE MBS	—	8,268	—	—	—	8,268
Other U.S. obligations - guaranteed RMBS	—	2,572	—	—	—	2,572
Total other investment securities	—	13,949	—	—	—	13,949

Total investments, carrying value	$—	$24,980	$1,930	$—	$—	$26,910

Percentage of total	—%	93%	7%	—%	—%	100%

					Below
					Investment
December 31, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	2,500	—	—	—	2,500
Federal funds sold	—	100	1,115	—	—	1,215
Total short-term investments	—	2,600	1,215	—	—	3,815

Trading securities:
U.S. Treasury obligations	—	5,095	—	—	—	5,095
Total trading securities	—	5,095	—	—	—	5,095

Other investment securities:
GSE and TVA debentures	—	3,503	—	—	—	3,503
GSE MBS	—	8,720	—	—	—	8,720
Other U.S. obligations - guaranteed RMBS	—	2,623	—	—	—	2,623
Total other investment securities	—	14,846	—	—	—	14,846

Total investments, carrying value	$—	$22,541	$1,215	$—	$—	$23,756

Percentage of total	—%	95%	5%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended March 31, 2021
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$4	$203	$207
Additions	—	7	7
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$4	$210	$214

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2021	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$232	$2	$—	$2
Cleared derivatives (1)	30,817	16	261	277
Liability positions with credit exposure
Uncleared derivatives - AA	201	(12)	13	1
Uncleared derivatives - A	9,350	(140)	145	5
Cleared derivatives (1)	—	—	—	—
Total derivative positions with credit exposure to non-member counterparties	40,600	(134)	419	285
Total derivative positions with credit exposure to member institutions (2)	30	—	—	—
Subtotal - derivative positions with credit exposure	40,630	$(134)	$419	$285
Derivative positions without credit exposure	12,751

Total derivative positions	$53,381

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

March 31, 2021	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,841	$3,816	$3,802	$3,812	$3,782
Percent change in MVE from base	1.0%	0.4%	—%	0.3%	(0.5)%
MVE/book value of equity	101.6%	101.0%	100.6%	100.9%	100.0%
Duration of equity	1.6	0.5	(0.2)	0.2	1.3

December 31, 2020
MVE	$3,621	$3,605	$3,559	$3,579	$3,590
Percent change in MVE from base	1.8%	1.3%	0%	0.6%	0.9%
MVE/book value of equity	97.8%	97.4%	96.2%	96.7%	97.0%
Duration of equity	—	0.8	0.7	(0.7)	0.4

(1)    Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative.

The changes in those key metrics from December 31, 2020 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition, and our hedging strategies.

Duration Gap. The base case duration gap was (0.05)% and 0.01% at March 31, 2021 and December 31, 2020, respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2020 Form 10-K.

Replacement of the LIBOR Benchmark Interest Rate

In March 2021, the FCA announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023.

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

For more information, see Item 1A. Risk Factors - Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K.

The following table presents our LIBOR-rate indexed financial instruments outstanding at March 31, 2021 and December 31, 2020 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
March 31, 2021	2021	2022	Through June 30, 2023	Thereafter	Total
Assets:
Advances, par value (1)	$10	$303	$143	$2,404	$2,860
Mortgage-backed securities, par value (2)	—	—	—	3,328	3,328
Total	$10	$303	$143	$5,732	$6,188

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,466	$1,459	$785	$4,217	$7,927
Uncleared	95	320	316	8,706	9,437
Total	$1,561	$1,779	$1,101	$12,923	$17,364

Liabilities:
CO bonds, par value (2)	$5,360	$—	$—	$—	$5,360

Interest-rate swaps - pay leg, notional (2):
Cleared	$10,202	$234	$200	$—	$10,636
Uncleared	3,150	—	—	84	3,234
Total	$13,352	$234	$200	$84	$13,870

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

December 31, 2020
Assets:
Advances, par value (1)	$40	$353	$187	$2,913	$3,493
Mortgage-backed securities, par value (2)	—	32	—	3,555	3,587
Total	$40	$385	$187	$6,468	$7,080

Interest-rate swaps - receive leg, notional (2):
Cleared	$2,037	$1,464	$786	$4,218	$8,505
Uncleared	105	320	316	9,914	10,655
Total	$2,142	$1,784	$1,102	$14,132	$19,160

Liabilities:
CO bonds, par value (2)	$6,675	$—	$—	$—	$6,675

Interest-rate swaps - pay leg, notional (2):
Cleared	$12,711	$234	$200	$—	$13,145
Uncleared	2,950	—	—	204	3,154
Total	$15,661	$234	$200	$204	$16,299

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

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

As of March 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A. RISK FACTORS

Except as noted below, there have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2020 Form 10-K.

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

On April 26, 2021, Flagstar Bancorp, Inc., the parent company of Flagstar Bank, FSB ("Flagstar"), historically one of our largest and most active borrowers, announced it had reached an agreement to merge with another institution, and pursuant to which agreement Flagstar would merge with a non-member depository. At March 31, 2021, Flagstar had advances outstanding totaling $3.6 billion or 12% of the Bank's total advances outstanding, at par. Flagstar has not been an active PFI seller since 2011. The parties currently expect that the Flagstar parent company merger will close during the fourth quarter of 2021, with Flagstar's merger expected to close thereafter. On the effective date of the Flagstar merger, the successor bank would not be eligible for membership in our Bank. We are evaluating the potential effects upon our future results of operations and financial condition following the consummation of the expected Flagstar merger.

As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further loss of large members and a related decrease in our membership and significant loss of business. Our largest borrower had advances outstanding at March 31, 2021 totaling $4.2 billion, or 14% of the Bank's total advances outstanding, at par. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Loss of other large advance borrowers, without replacement of such advances by existing or new members, would be expected to reduce our interest income and profitability accordingly.

During the first quarter of 2021, our top-selling PFI sold us mortgage loans totaling $94 million, or 16% of the total mortgage loans purchased by the Bank. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

10.2*
Severance and Release Agreement, dated as of April 2, 2021, between Federal Home Loan Bank of Indianapolis and William D. Miller, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 00051404) filed on April 7, 2021

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 12, 2021	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

May 12, 2021	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

May 12, 2021	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer