Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Indianapolis
filed 2021-08-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2021
Class A Stock, par value $100	—
Class B Stock, par value $100	24,759,308

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
•political events, including federal government shutdowns, administrative, legislative, regulatory, or other developments, changes in international political structures and alliances, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSEs generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;
•national or international health crises, such as the COVID-19 pandemic, including any resurgence of the pandemic, new and evolving pandemic strains, and the effects of health crises on our and our counterparties' operations, member demand, market liquidity, and the global funding markets, and the governmental, regulatory, and fiscal interventions undertaken to stabilize local, national, and global economic conditions;
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
•changes in or differing interpretations of accounting guidance; and
◦other risk factors identified in our filings with the SEC.

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our Forms 10-K, 10-Q and 8-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,363,012	$1,811,544
Interest-bearing deposits (Note 3)	100,041	100,026
Securities purchased under agreements to resell (Note 3)	3,000,000	2,500,000
Federal funds sold (Note 3)	2,805,000	1,215,000
Trading securities (Note 3)	5,817,270	5,094,703
Available-for-sale securities, amortized cost of $9,084,093 and $10,007,978 (Note 3)	9,299,045	10,144,899
Held-to-maturity securities (estimated fair values of $4,594,682 and $4,723,796) (Note 3)	4,572,692	4,701,302
Advances (Note 4)	27,632,543	31,347,486
Mortgage loans held for portfolio, net (Note 5)	7,736,875	8,515,645
Accrued interest receivable	91,123	103,076
Premises, software, and equipment, net	32,635	33,993
Derivative assets, net (Note 6)	237,171	283,082
Other assets	83,651	74,000

Total assets	$62,771,058	$65,924,756

Liabilities:
Deposits	$1,597,781	$1,375,206
Consolidated obligations (Note 7):
Discount notes	14,444,886	16,617,079
Bonds	42,363,125	43,332,946
Total consolidated obligations, net	56,808,011	59,950,025
Accrued interest payable	71,930	63,581
Affordable Housing Program payable (Note 8)	30,765	34,402
Derivative liabilities, net (Note 6)	10,103	22,979
Mandatorily redeemable capital stock (Note 9)	232,893	250,768
Other liabilities	435,822	777,493

Total liabilities	59,187,305	62,474,454

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,339,163 and 22,075,696, respectively	2,233,916	2,207,570
Retained earnings:
Unrestricted	878,581	868,904
Restricted	277,832	268,426
Total retained earnings	1,156,413	1,137,330
Total accumulated other comprehensive income (Note 10)	193,424	105,402

Total capital	3,583,753	3,450,302

Total liabilities and capital	$62,771,058	$65,924,756
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income:
Advances	$28,175	$76,319	$64,284	$245,944
Interest-bearing deposits	121	313	277	5,032
Securities purchased under agreements to resell	215	226	652	10,059
Federal funds sold	651	323	1,454	9,613
Trading securities	14,421	25,520	30,591	49,316
Available-for-sale securities	21,184	13,341	51,020	50,144
Held-to-maturity securities	7,809	19,813	17,673	48,946
Mortgage loans held for portfolio	40,119	59,208	80,401	141,228
Total interest income	112,695	195,063	246,352	560,282

Interest Expense:
Consolidated obligation discount notes	1,733	27,575	5,932	100,089
Consolidated obligation bonds	52,674	97,199	106,470	321,051
Deposits	43	55	80	2,790
Mandatorily redeemable capital stock	929	2,772	2,033	5,739
Total interest expense	55,379	127,601	114,515	429,669

Net interest income	57,316	67,462	131,837	130,613
Provision for (reversal of) credit losses	(44)	50	44	47

Net interest income after provision for credit losses	57,360	67,412	131,793	130,566

Other Income:
Net gains (losses) on trading securities	(13,731)	(28,527)	(27,359)	21,306
Net gains (losses) on derivatives	186	(878)	(652)	(51,827)
Service fees	131	138	258	297
Standby letters of credit fees	254	163	425	318
Other, net	3,390	3,558	4,582	(20)
Total other income (loss)	(9,770)	(25,546)	(22,746)	(29,926)

Other Expenses:
Compensation and benefits	14,092	15,252	29,850	29,637
Other operating expenses	7,417	7,725	14,688	15,034
Federal Housing Finance Agency	1,474	1,168	2,947	2,335
Office of Finance	1,228	1,037	3,225	2,311
Other	4,226	1,710	5,857	3,191
Total other expenses	28,437	26,892	56,567	52,508

Income before assessments	19,153	14,974	52,480	48,132

Affordable Housing Program assessments	2,008	1,775	5,451	5,387

Net income	$17,145	$13,199	$47,029	$42,745

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$17,145	$13,199	$47,029	$42,745

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	4,502	79,020	78,031	(69,811)

Pension benefits, net	8,995	(2,381)	9,991	(1,674)

Total other comprehensive income (loss)	13,497	76,639	88,022	(71,485)

Total comprehensive income (loss)	$30,642	$89,838	$135,051	$(28,740)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2021 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2021	22,142	$2,214,192	$878,854	$274,403	$1,153,257	$179,927	$3,547,376

Total comprehensive income			13,716	3,429	17,145	13,497	30,642

Proceeds from issuance of capital stock	200	20,005					20,005

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(281)					(281)

Cash dividends on capital stock (2.57% annualized)			(13,989)	—	(13,989)		(13,989)

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

Balance, March 31, 2020	20,982	$2,098,222	$867,141	$256,763	$1,123,904	$(80,748)	$3,141,378

Total comprehensive income			10,559	2,640	13,199	76,639	89,838

Proceeds from issuance of capital stock	1,092	109,212					109,212

Shares reclassified to mandatorily redeemable capital stock, net	(131)	(13,115)					(13,115)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (4.00% annualized)			(19,946)	—	(19,946)		(19,946)

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2021 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			37,623	9,406	47,029	88,022	135,051

Proceeds from issuance of capital stock	266	26,627					26,627

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(281)					(281)

Cash dividends on capital stock (2.53% annualized)			(27,946)	—	(27,946)		(27,946)

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income (loss)			34,196	8,549	42,745	(71,485)	(28,740)

Proceeds from issuance of capital stock	2,335	233,590					233,590

Shares reclassified to mandatorily redeemable capital stock, net	(133)	(13,347)					(13,347)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (4.13% annualized)			(40,896)	—	(40,896)		(40,896)

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$47,029	$42,745
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	42,309	31,413
Changes in net derivative and hedging activities	28,776	(521,675)
Provision for credit losses	44	47
Net losses (gains) on trading securities	27,359	(21,306)
Changes in:
Accrued interest receivable	11,601	9,122
Other assets	(12,783)	(7,639)
Accrued interest payable	8,349	(76,331)
Other liabilities	1,182	40,954
Total adjustments, net	106,837	(545,415)

Net cash provided by (used in) operating activities	153,866	(502,670)

Investing Activities:
Net change in:
Interest-bearing deposits	452,160	(390,531)
Securities purchased under agreements to resell	(500,000)	(1,500,000)
Federal funds sold	(1,590,000)	158,000
Trading securities:
Proceeds from maturities	850,000	1,850,000
Proceeds from sales	50,006	—
Purchases	(1,649,933)	(1,778,124)
Available-for-sale securities:
Proceeds from maturities	643,500	22,000
Purchases	(60,290)	(1,176,982)
Held-to-maturity securities:
Proceeds from maturities	538,805	868,888
Purchases	(584,749)	—
Advances:
Principal repayments	139,543,669	138,354,889
Disbursements to members	(136,081,315)	(140,017,580)
Mortgage loans held for portfolio:
Principal collections	1,776,690	1,895,751
Purchases from members	(1,145,532)	(1,049,039)
Purchases of premises, software, and equipment	(2,520)	(2,849)
Loans to other Federal Home Loan Banks:
Principal repayments	20,000	20,000
Disbursements	(20,000)	(20,000)

Net cash provided by (used in) investing activities	2,240,491	(2,765,577)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Financing Activities:
Changes in deposits	222,576	184,887
Net payments on derivative contracts with financing elements	(7,551)	1,998
Net proceeds from issuance of consolidated obligations:
Discount notes	85,205,681	172,312,346
Bonds	22,129,860	21,703,579
Payments for matured and retired consolidated obligations:
Discount notes	(87,373,330)	(161,738,014)
Bonds	(23,000,650)	(29,484,440)
Proceeds from issuance of capital stock	26,627	233,590
Payments for redemption/repurchase of mandatorily redeemable capital stock	(18,156)	(36,581)
Partial recovery of prior capital distribution to Financing Corporation	—	10,574
Dividend payments on capital stock	(27,946)	(40,896)

Net cash provided by (used in) financing activities	(2,842,889)	3,147,043

Net increase (decrease) in cash and due from banks	(448,532)	(121,204)

Cash and due from banks at beginning of period	1,811,544	220,294

Cash and due from banks at end of period	$1,363,012	$99,090

Supplemental Disclosures:
Cash activities:
Interest payments	$139,245	$552,568
Affordable Housing Program payments	9,088	6,810
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	381,582
Capitalized interest on certain held-to-maturity securities	313	1,265
Par value of shares reclassified to mandatorily redeemable capital stock, net	281	13,347

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2020 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2021.

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

Note 3 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At June 30, 2021 and December 31, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2021	December 31, 2020
Non-mortgage-backed securities:
U.S. Treasury obligations	$5,817,270	$5,094,703
Total trading securities at estimated fair value	$5,817,270	$5,094,703

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$(12,583)	$(39,813)	$(28,906)	$8,650
Net realized gains (losses) on trading securities that matured/sold during the period	(1,148)	11,286	1,547	12,656
Net gains (losses) on trading securities	$(13,731)	$(28,527)	$(27,359)	$21,306

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2021	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$2,769,779	$48,276	$(3)	$2,818,052
GSE MBS	6,314,314	167,844	(1,165)	6,480,993
Total AFS securities	$9,084,093	$216,120	$(1,168)	$9,299,045

December 31, 2020
GSE and TVA debentures	$3,462,885	$40,252	$—	$3,503,137
GSE MBS	6,545,093	98,263	(1,594)	6,641,762
Total AFS securities	$10,007,978	$138,515	$(1,594)	$10,144,899

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Net unamortized premium at June 30, 2021 and December 31, 2020 totaled $15,263 and $16,300, respectively. The applicable fair value hedging basis adjustments at June 30, 2021 and December 31, 2020 totaled $348,271 and $627,619, respectively. Excludes accrued interest receivable at June 30, 2021 and December 31, 2020 of $32,232 and $34,616, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$35,000	$(3)	$—	$—	$35,000	$(3)
GSE MBS	132,980	(1,165)	—	—	132,980	(1,165)
Total impaired AFS securities	$167,980	$(1,168)	$—	$—	$167,980	$(1,168)

December 31, 2020
GSE MBS	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Total impaired AFS securities	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$537,663	$538,655	$705,134	$705,442
Due after 1 year through 5 years	1,276,368	1,298,677	1,215,038	1,225,187
Due after 5 years through 10 years	955,748	980,720	1,542,713	1,572,508
Total non-MBS	2,769,779	2,818,052	3,462,885	3,503,137
Total MBS	6,314,314	6,480,993	6,545,093	6,641,762
Total AFS securities	$9,084,093	$9,299,045	$10,007,978	$10,144,899

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
June 30, 2021	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,780,225	$9,906	$(4,292)	$2,785,839
GSE MBS	1,792,467	20,501	(4,125)	1,808,843
Total HTM securities	$4,572,692	$30,407	$(8,417)	$4,594,682

December 31, 2020
MBS:
Other U.S. obligations - guaranteed MBS	$2,622,677	$6,920	$(4,590)	$2,625,007
GSE MBS	2,078,625	21,640	(1,476)	2,098,789
Total HTM securities	$4,701,302	$28,560	$(6,066)	$4,723,796

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at June 30, 2021 and December 31, 2020 totaled $24,716 and $7,101, respectively. Excludes accrued interest receivable at June 30, 2021 and December 31, 2020 of $2,202 and $2,689, respectively.
(2)    Gross unrecognized holding gains (losses) represent the cumulative increases (decreases) in estimated fair value.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses on Investment Securities. At June 30, 2021 and December 31, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

AFS Securities. At June 30, 2021 and December 31, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities based upon the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

HTM Securities. At June 30, 2021 and December 31, 2020, we did not record an allowance for credit losses on any of our HTM securities based on the following factors: (i) all securities were highly rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	June 30, 2021		December 31, 2020
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$611	2.43	$—	—
Due in 1 year or less	7,924,412	0.49	10,115,576	0.51
Due after 1 year through 2 years	2,599,641	1.78	2,149,839	1.57
Due after 2 years through 3 years	3,545,734	1.60	2,760,624	2.02
Due after 3 years through 4 years	2,348,662	1.45	3,725,103	1.36
Due after 4 years through 5 years	2,542,066	1.26	3,020,039	1.29
Thereafter	8,267,380	1.01	8,919,678	1.05
Total advances, par value	27,228,506	1.07	30,690,859	1.06
Fair-value hedging basis adjustments, net	394,134		645,946
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	9,903		10,681
Total advances (1)	$27,632,543		$31,347,486

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2021 and December 31, 2020 of $12,757 and $14,961, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Overdrawn demand and overnight deposit accounts	$611	$—	$611	$—
Due in 1 year or less	12,951,619	15,296,034	12,453,912	14,645,076
Due after 1 year through 2 years	2,238,251	1,797,049	3,425,246	3,107,339
Due after 2 years through 3 years	2,224,234	2,440,024	3,859,734	3,160,729
Due after 3 years through 4 years	1,961,112	2,246,102	2,405,062	3,824,603
Due after 4 years through 5 years	1,548,716	2,076,839	2,029,066	2,585,439
Thereafter	6,303,963	6,834,811	3,054,875	3,367,673
Total advances, par value	$27,228,506	$30,690,859	$27,228,506	$30,690,859

Advance Concentrations. At June 30, 2021 and December 31, 2020, our top five borrowers held 42% and 44%, respectively, of total advances outstanding at par.

Allowance for Credit Losses on Advances. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	June 30, 2021	December 31, 2020
Fixed-rate long-term mortgages	$6,465,565	$7,257,237
Fixed-rate medium-term (1) mortgages	1,090,837	1,065,329
Total mortgage loans held for portfolio, UPB	7,556,402	8,322,566
Unamortized premiums	178,501	187,425
Unamortized discounts	(2,224)	(1,638)
Hedging basis adjustments, net	4,521	7,642
Total mortgage loans held for portfolio	7,737,200	8,515,995
Allowance for credit losses	(325)	(350)
Total mortgage loans held for portfolio, net (2)	$7,736,875	$8,515,645

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at June 30, 2021 and December 31, 2020 of $29,342 and $34,151, respectively.

Type	June 30, 2021	December 31, 2020
Conventional	$7,346,360	$8,069,274
Government-guaranteed or -insured	210,042	253,292
Total mortgage loans held for portfolio, UPB	$7,556,402	$8,322,566

Product	June 30, 2021	December 31, 2020
MPP	$7,431,687	$8,163,902
MPF Program	124,715	158,664
Total mortgage loans held for portfolio, UPB	$7,556,402	$8,322,566

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended June 30,		Six Months Ended June 30,
LRA Activity	2021	2020	2021	2020
Liability, beginning of period	$214,264	$190,280	$207,305	$186,585
Additions	6,247	8,060	13,364	12,314
Claims paid	(31)	(196)	(65)	(241)
Distributions to PFIs	(419)	(1,491)	(543)	(2,005)
Liability, end of period	$220,061	$196,653	$220,061	$196,653

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Credit Quality Indicators for Conventional Mortgage Loans and Other Delinquency Statistics. All qualifying COVID-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and existing accounting policies and the loans are returned to current status upon modification. As of June 30, 2021 and December 31, 2020, we had $29,509, or 0.4%, and $12,309, or 0.2%, respectively, of our total conventional loans outstanding with formal modifications.

We have continued to apply our existing accounting policies for past due, non-accrual, and charge-offs resulting from COVID-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on information from our mortgage servicers, as of June 30, 2021 and December 31, 2020, the UPB of conventional loans in an informal forbearance arrangement, including current loans, totaled $55,607 and $111,516, respectively, or 0.8% and 1.4%, respectively, of our total conventional loans outstanding. As of June 30, 2021, no informal COVID-19-related loan modifications were classified as TDRs.

Payment status is the key credit quality indicator for conventional mortgage loans and allows us to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure. The tables below present the key credit quality indicators and other delinquency statistics for our mortgage loans held for portfolio aggregated by (i) the most recent five origination years and (ii) all prior origination years. Amounts are based on amortized cost, which excludes accrued interest receivable.

	Origination Year
Payment Status as of June 30, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,483	$9,892	$26,375
60-89 days	4,638	2,234	6,872
90 days or more	28,469	27,302	55,771
Total past due	49,590	39,428	89,018
Total current	2,967,539	4,468,097	7,435,636
Total conventional mortgage loans, amortized cost	$3,017,129	$4,507,525	$7,524,654

As of June 30, 2021, the UPB of conventional loans in an informal forbearance arrangement included amounts 30-59 days past due of $4,962, 60-89 days past due of $3,863, and 90 days or more past due of $41,285, for total past due of $50,110.

	Origination Year
Payment Status as of December 31, 2020	Prior to 2016	2016 to 2020	Total
Past due:
30-59 days	$19,893	$22,130	$42,023
60-89 days	6,980	12,078	19,058
90 days or more	27,467	67,075	94,542
Total past due	54,340	101,283	155,623
Total current	2,468,908	5,635,070	8,103,978
Total conventional mortgage loans, amortized cost	$2,523,248	$5,736,353	$8,259,601

As of December 31, 2020, the UPB of conventional loans in an informal forbearance arrangement included amounts 30-59 days past due of $10,214, 60-89 days past due of $12,661, and 90 days or more past due of $79,011, for total past due of $101,886.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of June 30, 2021	Conventional	Government	Total
In process of foreclosure (1)	$1,631	$—	$1,631
Serious delinquency rate (2)	0.74%	1.31%	0.76%
Past due 90 days or more still accruing interest (3)	$24,526	$2,273	$26,799
On non-accrual status (4)	$51,186	$—	$51,186

Other Delinquency Statistics as of December 31, 2020
In process of foreclosure (1)	$2,689	$—	$2,689
Serious delinquency rate (2)	1.14%	3.36%	1.21%
Past due 90 days or more still accruing interest (3)	$36,585	$7,933	$44,518
On non-accrual status (4)	$87,763	$—	$87,763

(1)    Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed in lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.
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
(4)    As of June 30, 2021 and December 31, 2020, $51,131 and $87,708, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a specifically assigned allowance for credit losses and $29,726 and $59,306, respectively, of UPB of these conventional mortgage loans were in informal forbearance related to the COVID-19 pandemic.

Allowance for Credit Losses.

Components and Rollforward of Allowance for Credit Losses. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP.

Components of Allowance	June 30, 2021	December 31, 2020
MPP expected losses remaining after borrower's equity, before credit enhancements	$3,649	$10,305
Portion of expected losses recoverable from credit enhancements:
PMI	(976)	(2,277)
LRA (1)	(1,767)	(6,847)
SMI	(688)	(963)
Total portion recoverable from credit enhancements	(3,431)	(10,087)
Allowance for unrecoverable PMI/SMI	32	32
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	75	100
Allowance for credit losses	$325	$350

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance	2021	2020	2021	2020
Balance, beginning of period	$350	$300	$350	$300
Charge-offs	—	(29)	(92)	(42)
Recoveries	19	4	23	20
Provision for (reversal of) credit losses	(44)	50	44	47
Balance, end of period	$325	$325	$325	$325

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at June 30, 2021 or December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2021 was $749, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at June 30, 2021.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At June 30, 2021, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value
	Notional	Derivative	Derivative
June 30, 2021	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$42,631,202	$64,771	$391,938
Total derivatives designated as hedging instruments	42,631,202	64,771	391,938
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,977,000	3,120	16
Interest-rate caps/floors	625,500	716	—
Interest-rate forwards	141,800	101	46
MDCs	139,713	118	92
Total derivatives not designated as hedging instruments	10,884,013	4,055	154
Total derivatives before adjustments	$53,515,215	68,826	392,092
Netting adjustments and cash collateral (1)		168,345	(381,989)
Total derivatives, net		$237,171	$10,103

December 31, 2020
Derivatives designated as hedging instruments:
Interest-rate swaps	$40,227,966	$13,018	$761,330
Total derivatives designated as hedging instruments	40,227,966	13,018	761,330
Derivatives not designated as hedging instruments:
Economic hedges;
Interest-rate swaps	9,177,000	5,404	181
Interest-rate caps/floors	625,500	1,113	—
Interest-rate forwards	180,900	—	1,486
MDCs	180,152	1,022	—
Total derivatives not designated as hedging instruments	10,163,552	7,539	1,667
Total derivatives before adjustments	$50,391,518	20,557	762,997
Netting adjustments and cash collateral (1)		262,525	(740,018)
Total derivatives, net		$283,082	$22,979

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2021 and December 31, 2020, including accrued interest, totaled $551,227 and $1,003,437, respectively. Cash collateral received from counterparties and held at both June 30, 2021 and December 31, 2020, including accrued interest, totaled $894. At June 30, 2021 and December 31, 2020, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$65,444	$381,587	$13,793	$755,118
Cleared	3,163	10,367	5,742	6,393
Total gross recognized amount	68,607	391,954	19,535	761,511
Gross amounts of netting adjustments and cash collateral
Uncleared	(65,194)	(371,622)	(13,793)	(733,625)
Cleared	233,539	(10,367)	276,318	(6,393)
Total gross amounts of netting adjustments and cash collateral	168,345	(381,989)	262,525	(740,018)
Net amounts after netting adjustments and cash collateral
Uncleared	250	9,965	—	21,493
Cleared	236,702	—	282,060	—
Total net amounts after netting adjustments and cash collateral	236,952	9,965	282,060	21,493
Derivative instruments not meeting netting requirements (1)	219	138	1,022	1,486
Total derivatives, at estimated fair value	$237,171	$10,103	$283,082	$22,979

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended June 30, 2021	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$10,550	$85,804	$(39,212)	$57,142
Derivatives	(12,105)	(87,733)	37,083	(62,755)
Net changes in estimated fair value before price alignment interest	(1,555)	(1,929)	(2,129)	(5,613)
Price alignment interest (1)	7	2	(1)	8
Net interest settlements on derivatives (2)	(46,173)	(28,327)	22,011	(52,489)
Amortization/accretion of gains (losses) on active hedging relationships	—	3,482	18	3,500
Net gains (losses) on qualifying fair-value hedging relationships	(47,721)	(26,772)	19,899	(54,594)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(56)	(7,403)	—	(7,459)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(47,777)	$(34,175)	$19,899	$(62,053)

Three Months Ended June 30, 2020
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$6,442	$40,745	$25,337	$72,524
Derivatives	(23,345)	(57,079)	(10,892)	(91,316)
Net changes in estimated fair value before price alignment interest	(16,903)	(16,334)	14,445	(18,792)
Price alignment interest (1)	56	44	(5)	95
Net interest settlements on derivatives (2)	(28,409)	(27,997)	18,778	(37,628)
Amortization/accretion of gains (losses) on active hedging relationships	(7)	337	783	1,113
Net gains (losses) on qualifying fair-value hedging relationships	(45,263)	(43,950)	34,001	(55,212)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	—	—
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(45,263)	$(43,950)	$34,001	$(55,212)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Six Months Ended June 30, 2021	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(232,919)	$(225,999)	$84,060	$(374,858)
Derivatives	234,748	234,193	(81,107)	387,834
Net changes in estimated fair value before price alignment interest	1,829	8,194	2,953	12,976
Price alignment interest (1)	36	17	(4)	49
Net interest settlements on derivatives (2)	(91,892)	(60,780)	34,237	(118,435)
Amortization/accretion of gains (losses) on active hedging relationships	—	4,160	161	4,321
Net gains (losses) on qualifying fair-value hedging relationships	(90,027)	(48,409)	37,347	(101,089)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(112)	(12,792)	—	(12,904)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(90,139)	$(61,201)	$37,347	$(113,993)

Six Months Ended June 30, 2020
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$634,736	$640,223	$(39,452)	$1,235,507
Derivatives	(633,084)	(667,567)	42,755	(1,257,896)
Net changes in estimated fair value before price alignment interest	1,652	(27,344)	3,303	(22,389)
Price alignment interest (1)	640	401	(149)	892
Net interest settlements on derivatives (2)	(28,439)	(33,681)	28,775	(33,345)
Amortization/accretion of gains (losses) on active hedging relationships	(14)	639	1,333	1,958
Net gains (losses) on qualifying fair-value hedging relationships	(26,161)	(59,985)	33,262	(52,884)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(26,161)	$(59,985)	$33,226	$(52,920)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2021	2020	2021	2020
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$4,083	$20,138	$8,194	$(20,281)
Swaptions	—	(16)	—	(323)
Interest-rate caps/floors	(528)	(28)	(396)	464
Interest-rate forwards	(1,344)	(3,544)	2,812	(10,923)
Net interest settlements	(3,285)	(20,527)	(8,238)	(28,912)
MDCs	1,260	3,099	(3,024)	8,148
Net gains (losses) on derivatives in other income	$186	$(878)	$(652)	$(51,827)

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

June 30, 2021	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$15,724,635	$9,084,093	$20,685,126

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$393,447	$49,065	$(62,473)
For discontinued fair-value hedging relationships	687	299,206	—
Total cumulative fair-value hedging basis adjustments on hedged items	$394,134	$348,271	$(62,473)

December 31, 2020
Amortized cost of hedged items (1)	$17,219,312	$9,882,225	$17,406,679

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$645,146	$501,865	$21,605
For discontinued fair-value hedging relationships	799	125,754	—
Total cumulative fair-value hedging basis adjustments on hedged items	$645,945	$627,619	$21,605

(1)    Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at June 30, 2021 and December 31, 2020 totaled $666.7 billion and $746.8 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2021	December 31, 2020
Book value	$14,444,886	$16,617,079
Par value	$14,446,349	$16,620,486

Weighted average effective interest rate	0.04%	0.12%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2021		December 31, 2020
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,345,360	0.25	$31,126,310	0.29
Due after 1 year through 2 years	4,856,385	0.96	4,109,700	0.70
Due after 2 years through 3 years	1,615,625	0.85	1,753,010	1.34
Due after 3 years through 4 years	2,914,150	0.80	767,250	1.93
Due after 4 years through 5 years	4,697,500	1.08	837,300	1.13
Thereafter	6,917,000	2.18	4,652,000	2.91
Total CO bonds, par value	42,346,020	0.80	43,245,570	0.70
Unamortized premiums	98,853		87,133
Unamortized discounts	(12,063)		(12,703)
Unamortized concessions	(7,212)		(8,659)
Fair-value hedging basis adjustments, net	(62,473)		21,605
Total CO bonds	$42,363,125		$43,332,946
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2021	December 31, 2020
Non-callable / non-putable	$27,105,520	$36,809,070
Callable	15,240,500	6,436,500
Total CO bonds, par value	$42,346,020	$43,245,570

Year of Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Due in 1 year or less	$33,340,860	$34,272,810
Due after 1 year through 2 years	5,226,385	4,159,700
Due after 2 years through 3 years	694,625	1,608,010
Due after 3 years through 4 years	681,650	443,750
Due after 4 years through 5 years	470,500	563,300
Thereafter	1,932,000	2,198,000
Total CO bonds, par value	$42,346,020	$43,245,570

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2021	December 31, 2020
Fixed-rate	$30,948,020	$24,750,570
Step-up	315,000	15,000
Simple variable-rate	11,083,000	18,480,000
Total CO bonds, par value	$42,346,020	$43,245,570

Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2021	2020	2021	2020
Liability at beginning of period	$35,690	$39,423	$34,402	$38,084
Assessment (expense)	2,008	1,775	5,451	5,387
Subsidy usage, net (1)	(6,933)	(4,537)	(9,088)	(6,810)
Liability at end of period	$30,765	$36,661	$30,765	$36,661

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital stock outstanding	June 30, 2021	December 31, 2020
Class B-1	$952,690	$797,196
Class B-2	1,281,226	1,410,374
Total Class B	$2,233,916	$2,207,570

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2021	2020	2021	2020
Liability at beginning of period	$232,695	$323,125	$250,768	$322,902
Reclassification from capital stock	281	13,115	281	13,347
Redemptions/repurchases	(83)	(36,572)	(18,156)	(36,581)
Accrued distributions	—	36	—	36
Liability at end of period	$232,893	$299,704	$232,893	$299,704

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2021	December 31, 2020
Year 1 (1)(2)	$22,140	$9,274
Year 2	23,163	—
Year 3	5,670	26,723
Year 4	162,194	150,957
Year 5	19,726	32,791
Thereafter (3)	—	31,023
Total MRCS	$232,893	$250,768

(1)    Balances at June 30, 2021 and December 31, 2020 include $915 and $624, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at June 30, 2021 includes $12,960 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be redeemed until the associated credit products and other obligations are no longer outstanding. Such amount was properly classified as "thereafter" as of December 31, 2020.
(3)    Represents the five-year redemption period of Class B stock held by certain captive insurance companies which began immediately upon their respective terminations of membership on February 19, 2021. Upon their respective terminations, we repurchased their excess stock totaling $18,063.

The following table presents the distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2021	2020	2021	2020
Recorded as interest expense	$929	$2,772	$2,033	$5,739
Recorded as distributions from retained earnings	1	36	84	36
Total	$930	$2,808	$2,117	$5,775

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2020 Form 10-K. As presented in the following table, we were in compliance with these requirements at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$697,611	$3,623,222	$630,661	$3,595,668

Total regulatory capital	$2,510,842	$3,623,222	$2,636,990	$3,595,668
Total regulatory capital-to-assets ratio	4.00%	5.77%	4.00%	5.45%

Leverage capital	$3,138,553	$5,434,833	$3,296,238	$5,393,502
Leverage ratio	5.00%	8.66%	5.00%	8.18%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, March 31, 2021	$210,450	$(30,523)	$179,927

OCI before reclassifications:
Net change in unrealized gains (losses)	4,502	—	4,502
Reclassifications from OCI to net income:
Pension benefits, net	—	8,995	8,995
Total other comprehensive income	4,502	8,995	13,497

Balance, June 30, 2021	$214,952	$(21,528)	$193,424

Balance, March 31, 2020	$(59,018)	$(21,730)	$(80,748)

OCI before reclassifications:
Net change in unrealized gains (losses)	79,020	—	79,020
Reclassifications from OCI to net income:
Pension benefits, net	—	(2,381)	(2,381)
Total other comprehensive income (loss)	79,020	(2,381)	76,639

Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains (losses)	78,031	—	78,031
Reclassifications from OCI to net income:
Pension benefits, net	—	9,991	9,991
Total other comprehensive income (loss)	78,031	9,991	88,022

Balance, June 30, 2021	$214,952	$(21,528)	$193,424

Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	(69,811)	—	(69,811)
Reclassifications from OCI to net income:
Pension benefits, net	—	(1,674)	(1,674)
Total other comprehensive income (loss)	(69,811)	(1,674)	(71,485)

Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$53,952	$3,364	$57,316	$62,177	$5,285	$67,462
Provision for (reversal of) credit losses	—	(44)	(44)	—	50	50
Other income (loss)	(9,734)	(36)	(9,770)	(25,179)	(367)	(25,546)
Other expenses	24,221	4,216	28,437	22,845	4,047	26,892
Income (loss) before assessments	19,997	(844)	19,153	14,153	821	14,974
Affordable Housing Program assessments (credits)	2,093	(85)	2,008	1,693	82	1,775
Net income (loss)	$17,904	$(759)	$17,145	$12,460	$739	$13,199

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$128,137	$3,700	$131,837	$112,252	$18,361	$130,613
Provision for (reversal of) credit losses	—	44	44	—	47	47
Other income (loss)	(22,611)	(135)	(22,746)	(27,291)	(2,635)	(29,926)
Other expenses	48,339	8,228	56,567	44,609	7,899	52,508
Income (loss) before assessments	57,187	(4,707)	52,480	40,352	7,780	48,132
Affordable Housing Program assessments (credits)	5,922	(471)	5,451	4,609	778	5,387
Net income (loss)	$51,265	$(4,236)	$47,029	$35,743	$7,002	$42,745

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2021	$55,034,183	$7,736,875	$62,771,058
December 31, 2020	57,409,111	8,515,645	65,924,756

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

	June 30, 2021
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$1,363,012	$1,363,012	$1,363,012	$—	$—	$—
Interest-bearing deposits	100,041	100,041	100,000	41	—	—
Securities purchased under agreements to resell	3,000,000	3,000,000	—	3,000,000	—	—
Federal funds sold	2,805,000	2,805,000	—	2,805,000	—	—
Trading securities	5,817,270	5,817,270	—	5,817,270	—	—
AFS securities	9,299,045	9,299,045	—	9,299,045	—	—
HTM securities	4,572,692	4,594,682	—	4,594,682	—	—
Advances	27,632,543	27,602,974	—	27,602,974	—	—
Mortgage loans held for portfolio, net	7,736,875	8,021,392	—	7,980,633	40,759	—
Accrued interest receivable	91,123	91,123	—	91,123	—	—
Derivative assets, net	237,171	237,171	—	68,826	—	168,345
Grantor trust assets (2)	59,973	59,973	59,973	—	—	—

Liabilities:
Deposits	1,597,781	1,597,781	—	1,597,781	—	—
Consolidated obligations:
Discount notes	14,444,886	14,444,674	—	14,444,674	—	—
Bonds	42,363,125	42,790,064	—	42,790,064	—	—
Accrued interest payable	71,930	71,930	—	71,930	—	—
Derivative liabilities, net	10,103	10,103	—	392,092	—	(381,989)
MRCS	232,893	232,893	232,893	—	—	—

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

					Netting
June 30, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,817,270	$—	$5,817,270	$—	$—
Total trading securities	5,817,270	—	5,817,270	—	—
AFS securities:
GSE and TVA debentures	2,818,052	—	2,818,052	—	—
GSE MBS	6,480,993	—	6,480,993	—	—
Total AFS securities	9,299,045	—	9,299,045	—	—
Derivative assets:
Interest-rate related	237,053	—	68,708	—	168,345
MDCs	118	—	118	—	—
Total derivative assets, net	237,171	—	68,826	—	168,345
Other assets:
Grantor trust assets	59,973	59,973	—	—	—
Total assets at recurring estimated fair value	$15,413,459	$59,973	$15,185,141	$—	$168,345

Derivative liabilities:
Interest-rate related	$10,011	$—	$392,000	$—	$(381,989)
MDCs	92	—	92	—	—
Total derivative liabilities, net	10,103	—	392,092	—	(381,989)
Total liabilities at recurring estimated fair value	$10,103	$—	$392,092	$—	$(381,989)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,094,703	$—	$5,094,703	$—	$—
Total trading securities	5,094,703	—	5,094,703	—	—
AFS securities:
GSE and TVA debentures	3,503,137	—	3,503,137	—	—
GSE MBS	6,641,762	—	6,641,762	—	—
Total AFS securities	10,144,899	—	10,144,899	—	—
Derivative assets:
Interest-rate related	282,060	—	19,535	—	262,525
MDCs	1,022	—	1,022	—	—
Total derivative assets, net	283,082	—	20,557	—	262,525
Other assets:
Grantor trust assets	51,032	51,032	—	—	—
Total assets at recurring estimated fair value	$15,573,716	$51,032	$15,260,159	$—	$262,525

Derivative liabilities:
Interest-rate related	$22,979	$—	$762,997	$—	$(740,018)
MDCs	—	—	—	—	—
Total derivative liabilities, net	22,979	—	762,997	—	(740,018)
Total liabilities at recurring estimated fair value	$22,979	$—	$762,997	$—	$(740,018)

Mortgage loans held for portfolio (3)	$1,460	$—	$—	$1,460	$—
Total assets at non-recurring estimated fair value	$1,460	$—	$—	$1,460	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the fair-value adjustment was recorded during the six months ended June 30, 2021.
(3)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2020.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2021
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$60,405	$304,577	$364,982
Unused lines of credit (1)	813,721	—	813,721
Commitments to fund additional advances (2)	4,000	—	4,000
Commitments to fund or purchase mortgage loans, net (3)	139,713	—	139,713
Unsettled CO bonds, at par	453,000	—	453,000

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

	June 30, 2021		December 31, 2020
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$433,736	18%	$426,003	17%
Advances	3,387,988	12%	5,397,433	18%

The par values at June 30, 2021 reflect changes in the composition of directors' financial institutions effective January 1, 2021, due to changes in board membership resulting from the 2020 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net capital stock issuances (redemptions and repurchases)	$—	$71,775	$—	$77,621
Net advances (repayments)	(993,987)	(2,757,963)	(2,043,264)	(720,232)
Mortgage loan purchases	16,745	14,512	29,622	26,864

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to/borrowings from other FHLBanks.

	Three Months Ended June 30,		Six Months Ended June 30,
Loans to other FHLBanks	2021	2020	2021	2020
Principal repayments	$10,000	$10,000	$20,000	$20,000
Disbursements	(10,000)	(10,000)	(20,000)	(20,000)

There were no loans to or borrowings from other FHLBanks outstanding at June 30, 2021 or December 31, 2020.

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

Economy and Financial Markets. The federal government has enacted several financial relief programs to help offset declines in business and family incomes. The American Rescue Plan Act of 2021, the third major COVID-19 relief bill, was passed by the U.S. Congress in March 2021. This legislation and presidential initiatives provide significant financial relief to businesses and individuals affected by the COVID-19 pandemic, including extending unemployment assistance programs to September 6, 2021.
In July 2021, the Bureau of Labor Statistics reported that the U.S. unemployment rate had declined to 5.9% in June 2021, compared to 6.0% in March 2021 and 6.7% in December 2020. If COVID-19 vaccines continue to be successfully administered and the virus, along with its variants, is effectively contained, business conditions are expected to continue to improve and the unemployment rate could continue to decline in the United States.

U.S. real gross domestic product ("GDP") increased at an annual rate of 6.3% and 6.5% in the first and second quarters of 2021, according to the revised and advance estimates, respectively, reported by the Bureau of Economic Analysis, compared to the revised annual rates of (5.1)% and (31.2)% in the first and second quarters of 2020. Improvements in unemployment rates and GDP during 2021 reflect the continued economic recovery, reopening of establishments, and continued government response related to the COVID-19 pandemic. However, the recent increase in the number of COVID-19 cases could impede future economic growth.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. existing home sales increased in the second quarter of 2021, compared to the second quarter of 2020, driven primarily by low mortgage interest rates. However, low housing inventory levels and higher home prices in the second quarter of 2021 continued to constrain sales growth.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during the three and six months ended June 30, 2021, principally the continued economic recovery from the COVID-19 pandemic and efforts in response by the Federal Reserve to maintain low short-term interest rates and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors.

On March 15, 2020, the FOMC lowered the federal funds rate in an unscheduled meeting to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity in many countries, including the United States. In its July 2021 meeting, the FOMC stated that the path of the U.S. economy will depend significantly on the course of the COVID-19 pandemic, including progress on vaccinations, and that it is committed to using its full range of tools to support the U.S. economy in this challenging time. As a result, the FOMC decided to maintain the target range of the federal funds rate at 0.0% to 0.25% and continue its purchasing of Treasury securities and Agency MBS.

The following table presents certain key interest rates.

	Three-Month Average		Six-Month Average		Period End
	June 30,		June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Federal Funds Effective	0.07%	0.06%	0.07%	0.64%	0.08%	0.09%
SOFR	0.02%	0.05%	0.03%	0.63%	0.05%	0.07%
Overnight LIBOR	0.07%	0.07%	0.07%	0.65%	0.09%	0.08%
1-week OIS	0.07%	0.06%	0.07%	0.63%	0.10%	0.09%
3-month LIBOR	0.16%	0.60%	0.18%	1.07%	0.15%	0.24%
3-month U.S. Treasury yield	0.02%	0.13%	0.03%	0.62%	0.04%	0.07%
2-year U.S Treasury yield	0.17%	0.19%	0.15%	0.64%	0.25%	0.12%
10-year U.S. Treasury yield	1.58%	0.68%	1.45%	1.03%	1.47%	0.92%

The averages of short-term interest rates remained low and were little changed in the three months ended June 30, 2021, compared to the same period in 2020; however, average 3-month LIBOR and 3-month U.S. Treasury rates were lower in the second quarter of 2021. The averages of short-term interest rates were significantly lower during the six months ended June 30, 2021, compared to the same period in 2020, impacting the Bank's results of operations, primarily by decreasing both interest income and interest expense. In addition, changes in the short- and long-term interest rates impacted the fair values of certain assets and liabilities. The prevailing expectation of prolonged low interest rates will likely continue to be a significant factor driving the Bank's results of operations and changes in its financial condition.

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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Statement of Condition:
Advances	$27,633	$29,784	$31,347	$31,264	$34,848
Mortgage loans held for portfolio, net	7,737	8,057	8,516	9,237	10,083
Cash and short-term investments	7,268	8,873	5,627	5,639	5,791
Investment securities	19,689	19,480	19,941	19,695	19,817
Total assets	62,771	66,680	65,925	66,342	71,070

Discount notes	14,445	17,573	16,617	19,462	28,234
CO bonds	42,363	42,794	43,333	41,148	36,973
Total consolidated obligations	56,808	60,367	59,950	60,610	65,207

MRCS	233	233	251	262	300

Capital stock	2,234	2,214	2,208	2,224	2,194
Retained earnings	1,157	1,153	1,137	1,124	1,128
AOCI	193	180	105	74	(4)
Total capital	3,584	3,547	3,450	3,422	3,318

Statement of Income:
Net interest income	$57	$75	$72	$61	$67
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(10)	(13)	(9)	(17)	(25)
Other expenses	28	29	30	27	26
AHP assessments	2	3	4	2	2
Net income	$17	$30	$29	$15	$14

Selected Financial Ratios:
Net interest margin (1)	0.36%	0.44%	0.43%	0.35%	0.37%
Return on average equity (2)	1.94%	3.40%	3.49%	1.70%	1.64%
Return on average assets (2)	0.11%	0.18%	0.18%	0.08%	0.07%

Weighted average dividend rate (3)	2.57%	2.50%	3.00%	3.50%	4.00%
Dividend payout ratio (4)	81.59%	46.70%	55.32%	126.01%	150.84%

Average equity to average assets	5.47%	5.24%	5.19%	4.86%	4.39%
Total capital ratio (5)	5.71%	5.32%	5.23%	5.16%	4.67%
Total regulatory capital ratio (6)	5.77%	5.40%	5.45%	5.44%	5.10%
(1)    Annualized net interest income expressed as a percentage of average interest-earning assets.
(2)    Annualized, as appropriate.
(3)    Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4)    Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020 would be 47%, 46%, 112%, 143% and 67%, respectively.
(5)    Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6)    Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$57	$67	$(10)	(15)%	$132	$131	$1	1%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	57	67	(10)	(15)%	132	131	1	1%
Other income (loss)	(10)	(25)	15		(23)	(30)	7
Other expenses	28	27	1		57	53	4
Income before assessments	19	15	4	28%	52	48	4	9%
AHP assessments	2	2	—		5	5	—
Net income	17	13	4	30%	47	43	4	10%
Total other comprehensive income (loss)	13	77	(64)		88	(72)	160

Total comprehensive income (loss)	$30	$90	$(60)	(66)%	$135	$(29)	$164	570%

Net income for the three months ended June 30, 2021 was $17.1 million, an increase of $3.9 million compared to the corresponding period in the prior year. The increase was primarily due to lower net hedging losses on qualifying fair-value hedging relationships, lower accelerated amortization of purchase premium resulting from lower prepayments on mortgage loans, and an increase in net earnings on trading securities, partially offset by lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Net income for the six months ended June 30, 2021 was $47.0 million, an increase of $4.3 million compared to the corresponding period in the prior year. The increase was primarily due to net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Total other comprehensive income for the three months ended June 30, 2021 was $13.4 million, a decrease of $64.0 million compared to the corresponding period in the prior year. The decrease was due to lower net unrealized gains on AFS securities.

Total other comprehensive income for the six months ended June 30, 2021 was $88.0 million, an increase of $159.5 million compared to the corresponding period in the prior year. The increase was due to net unrealized gains on AFS securities in 2021.

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

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income	2021	2020	2021	2020
GAAP net income	$17.1	$13.2	$47.0	$42.7
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	5.6	18.8	(13.0)	22.4
Amortization/accretion of (gains) losses on active and discontinued fair-value hedging relationships (2)	7.5	(0.7)	12.9	(1.2)
Trading (gains) losses, net of economic hedging gains (losses)	10.1	8.9	19.1	(0.7)
Net unrealized (gains) losses on other economic hedges	0.1	(0.5)	0.5	(0.7)
Interest expense on MRCS	0.9	2.8	2.0	5.7
Total adjustments	24.2	29.3	21.5	25.5

AHP assessments on adjustments	(2.3)	(2.7)	(1.9)	(1.9)

Adjusted net income (non-GAAP measure)	$39.0	$39.8	$66.6	$66.3

(1)     Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments on hedged items.

Adjusted net income for the three months ended June 30, 2021 was $39.0 million, a decrease of $0.8 million compared to the corresponding period in the prior year. The decrease was primarily due to lower net interest income resulting from narrower interest spreads and the decline in average asset balances, substantially offset by higher earnings (excluding net gains and losses) on trading securities and lower accelerated amortization of purchase premium resulting from lower prepayments on mortgage loans.

Adjusted net income for the six months ended June 30, 2021 was $66.6 million, an increase of $0.3 million compared to the corresponding period in the prior year. The increase was primarily due to higher earnings (excluding net gains and losses) on trading securities, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Changes in Financial Condition for the Six Months Ended June 30, 2021. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2021	December 31, 2020	$ Change	% Change
Advances	$27,633	$31,347	$(3,714)	(12)%
Mortgage loans held for portfolio, net	7,737	8,516	(779)	(9)%
Cash and short-term investments (1)	7,268	5,627	1,641	29%
Investment securities and other assets (2)	20,133	20,435	(302)	(1)%
Total assets	$62,771	$65,925	$(3,154)	(5)%

Consolidated obligations	$56,808	$59,950	$(3,142)	(5)%
MRCS	233	251	(18)	(7)%
Other liabilities	2,146	2,274	(128)	(6)%
Total liabilities	59,187	62,475	(3,288)	(5)%

Capital stock	2,234	2,208	26	1%
Retained earnings (3)	1,157	1,137	20	2%
AOCI	193	105	88	84%
Total capital	3,584	3,450	134	4%

Total liabilities and capital	$62,771	$65,925	$(3,154)	(5)%

Total regulatory capital (4)	$3,624	$3,596	$28	1%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at June 30, 2021 and December 31, 2020 of $278 million and $268 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at June 30, 2021 were $62.8 billion, a net decrease of $3.2 billion, or 5%, from December 31, 2020, driven primarily by a net decrease in advances, partially offset by a net increase in the liquidity portfolio.

Advances outstanding at June 30, 2021, at carrying value, totaled $27.6 billion, a net decrease of $3.7 billion, or 12%, from December 31, 2020.

Mortgage loans held for portfolio at June 30, 2021 totaled $7.7 billion, a net decrease of $779 million, or 9%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases during the period.
The liquidity portfolio at June 30, 2021 totaled $13.1 billion, a net increase of $2.4 billion, or 22%, from December 31, 2020. Cash and short-term investments increased by $1.6 billion, or 29%, to $7.3 billion. U.S. Treasury securities, classified as trading securities, increased by $722 million, or 14%, to $5.8 billion. As a result, cash and short-term investments represented 56% of the liquidity portfolio at June 30, 2021, while U.S. Treasury securities represented 44%.

FHLBank Indianapolis' consolidated obligations outstanding at June 30, 2021 totaled $56.8 billion, a net decrease of $3.1 billion, or 5%, from December 31, 2020, which reflected the net decrease in the Bank's total assets.

Total capital at June 30, 2021 was $3.6 billion, a net increase of $134 million, or 4%, from December 31, 2020, substantially due to an increase in unrealized gains on our AFS securities.
The Bank's regulatory capital-to-assets ratio at June 30, 2021 was 5.77%, which exceeds all applicable regulatory capital requirements.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,219	$1	0.05%	$4,608	$1	0.05%
Investment securities (3)	19,607	43	0.89%	20,248	59	1.17%
Advances (4)	29,010	28	0.39%	36,207	77	0.85%
Mortgage loans held for portfolio (4) (5)	7,875	40	2.04%	10,423	58	2.28%
Other assets (interest-earning) (6)	731	—	0.07%	1,555	—	0.08%
Total interest-earning assets	64,442	112	0.70%	73,041	195	1.07%
Other assets (7)	571			831
Total assets	$65,013			$73,872

Liabilities and Capital:
Interest-bearing deposits	$1,694	—	0.01%	$1,560	—	0.01%
Discount notes	16,497	2	0.04%	29,757	28	0.37%
CO bonds (4)	42,319	52	0.50%	38,139	97	1.03%
MRCS	233	1	1.60%	305	3	3.66%
Total interest-bearing liabilities	60,743	55	0.37%	69,761	128	0.74%
Other liabilities	716			867
Total capital	3,554			3,244
Total liabilities and capital	$65,013			$73,872

Net interest income		$57			$67

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.33%			0.33%

Net interest margin (8)			0.36%			0.37%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,757	$2	0.05%	$5,200	$20	0.76%
Investment securities (3)	19,817	99	1.01%	19,940	148	1.50%
Advances (4)	29,317	65	0.44%	34,476	246	1.43%
Mortgage loans held for portfolio (4) (5)	8,077	80	2.01%	10,583	141	2.68%
Other assets (interest-earning) (6)	816	—	0.07%	1,581	5	0.64%
Total interest-earning assets	65,784	246	0.76%	71,780	560	1.57%
Other assets (7)	743			405
Total assets	$66,527			$72,185

Liabilities and Capital:
Interest-bearing deposits	$1,602	—	0.01%	$1,457	2	0.39%
Discount notes	17,629	6	0.07%	24,920	100	0.81%
CO bonds (4)	42,770	106	0.50%	41,280	321	1.56%
MRCS	238	2	1.73%	314	6	3.68%
Total interest-bearing liabilities	62,239	114	0.37%	67,971	429	1.27%
Other liabilities	727			1,031
Total capital	3,561			3,183
Total liabilities and capital	$66,527			$72,185

Net interest income		$132			$131

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.39%			0.30%

Net interest margin (8)			0.40%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06
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

The decrease in net interest income for the three months ended June 30, 2021 compared to the corresponding period in 2020 was primarily due to narrower interest spreads and the decline in average asset balances, partially offset by lower net hedging losses on qualifying fair-value hedging relationships and lower accelerated amortization of purchase premium resulting from lower prepayments on mortgage loans. Net interest income for the three months ended June 30, 2021 included net hedging losses of $6 million, compared to net hedging losses for the corresponding period in 2020 of $19 million.

The increase in net interest income for the six months ended June 30, 2021 compared to the corresponding period in 2020 was due to net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower interest income on the portion of the Bank's assets funded by its capital, narrower interest spreads, and the decline in average asset balances. Net interest income for the six months ended June 30, 2021 included net hedging gains of $13 million, compared to net hedging losses for corresponding period in 2020 of $22 million.

Yields/Cost of Funds. The average yield on total interest-earning assets for the three months ended June 30, 2021, including the impact of hedging gains and losses, was 0.70%, a decrease of 37 bps compared to the corresponding period in 2020, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities for the three months ended June 30, 2021, including the impact of hedging gains and losses, was 0.37%, a decrease of 37 bps due to lower funding costs on our consolidated obligations. The net effect was no change in the overall net interest spread between the two periods.

The average yield on total interest-earning assets for the six months ended June 30, 2021, including the impact of hedging gains and losses, was 0.76%, a decrease of 81 bps compared to the corresponding period in 2020, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities for the six months ended June 30, 2021, including the impact of hedging gains and losses, was 0.37%, a decrease of 90 bps due to lower funding costs on our consolidated obligations. The net effect was an increase in the overall net interest spread of 9 bps to 0.39% from 0.30% for the corresponding period in 2020.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended June 30, 2021 decreased by 12% compared to the corresponding period in 2020. The average balances of advances and mortgage loans decreased by 20% and 24%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 13%.

The average balances outstanding of interest-earning assets for the six months ended June 30, 2021 decreased by 8% compared to the corresponding period in 2020. The average balances of advances and mortgage loans decreased by 15% and 24%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 7%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities (1)	$(13)	$(40)	$(29)	$8
Net realized gains (losses) on trading securities (1)	(1)	11	2	13
Net gains (losses) on derivatives hedging trading securities	3	19	8	(21)
Net gains (losses) on trading securities, net of associated derivatives	(11)	(10)	(19)	—
Net interest settlements on derivatives	(3)	(20)	(8)	(29)
Net gains (losses) on other derivatives not designated as hedging instruments	—	—	(1)	(2)
Change in fair value of investments indirectly funding our SERP	3	3	4	(1)
Other, net	1	2	1	2

Total other income (loss)	$(10)	$(25)	$(23)	$(30)

(1)    Before impact of associated derivatives.

The decreases in total other loss for the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 were primarily due to lower net interest settlement expense on derivatives.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2021	2020	2021	2020
Compensation and benefits	$14	$15	$30	$30
Other operating expenses	7	8	15	15
Finance Agency and Office of Finance	3	2	6	5
Other	4	2	6	3

Total other expenses	$28	$27	$57	$53

The increases in other expenses for the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 were primarily due to higher non-service costs associated with our non-qualified defined benefit supplemental retirement plan.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended June 30, 2021 consisted primarily of a change in net pension benefits, compared to net unrealized gains on AFS securities for the corresponding period in 2020.

Total OCI for the six months ended June 30, 2021 consisted substantially of net unrealized gains on AFS securities, compared to net unrealized losses on AFS securities for the corresponding period in 2020. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets during 2020.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2021	2020	2021	2020
Net interest income	$53	$62	$128	$113
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(10)	(25)	(23)	(27)
Other expenses	24	23	49	45
Income before assessments	19	14	56	41
AHP assessments	2	2	5	5

Net income	$17	$12	$51	$36

The increase in net income for the traditional segment for the three months ended June 30, 2021 compared to the corresponding period in 2020 was primarily due to lower net hedging losses on qualifying fair-value hedging relationships and an increase in net earnings on trading securities, partially offset by lower net interest income resulting from narrower spreads and the decline in average asset balances.

The increase in net income for the traditional segment for the six months ended June 30, 2021 compared to the corresponding period in 2020 was primarily due to net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower net earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2021	2020	2021	2020
Net interest income	$4	$5	$4	$18
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	(3)
Other expenses	4	4	8	8
Income (loss) before assessments	—	1	(4)	7
AHP assessments (credits)	—	—	—	—

Net income (loss)	$—	$1	$(4)	$7

The decrease in net income for the mortgage loans segment for the three months ended June 30, 2021 compared to the corresponding period in 2020 was due to lower net interest income resulting from narrower interest spreads and the decline in the average asset balance, substantially offset by lower accelerated amortization of purchase premium resulting from lower MPP loan prepayments.

The decrease in net income for the mortgage loans segment for the six months ended June 30, 2021 compared to the corresponding period in 2020 was due to lower net interest income resulting from narrower interest spreads and the decline in the average asset balance.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2021		December 31, 2020
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$27,633	44%	$31,347	48%
Mortgage loans held for portfolio, net	7,737	12%	8,516	13%
Cash and short-term investments	7,268	12%	5,627	9%
Trading securities	5,817	9%	5,095	8%
Other investment securities	13,872	22%	14,846	22%
Other assets (1)	444	1%	494	—%

Total assets	$62,771	100%	$65,925	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at June 30, 2021 changed compared to December 31, 2020 in that advances as a percent of total assets declined from 48% to 44% while cash and short-term investments increased from 9% to 12%, reflecting primarily the paydowns of short-term advances.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2021 at carrying value totaled $27.6 billion, a net decrease of $3.7 billion, or 12%, compared to December 31, 2020. The high levels of liquidity injected by the Federal Reserve and held by our members as deposits accompanied by their low loan demand, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and governmental relief efforts continue to pressure overall advance levels.
The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 19% and 1%, respectively. Advances to depository institutions, as a percent of total advances outstanding at par value, were 52% at June 30, 2021, while advances to insurance companies were 48%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2021		December 31, 2020
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions (1)	$11,715	43%	$14,749	48%
Credit unions	2,318	8%	2,548	8%
Former members - depositories	226	1%	268	1%
Total depository institutions	14,259	52%	17,565	57%

Insurance companies:
Insurance companies	12,677	47%	12,832	42%
Former members - insurance	293	1%	294	1%
Total insurance companies	12,970	48%	13,126	43%

CDFIs	—	—%	—	—%

Total advances outstanding	$27,229	100%	$30,691	100%

(1)    Includes advances outstanding at June 30, 2021 and December 31, 2020 of $2.6 billion, or 10%, and $4.6 billion, or 15%, of total advances outstanding, respectively, to Flagstar Bank, FSB ("Flagstar"). The parent company of Flagstar announced a merger pursuant to which Flagstar would merge with a non-member depository. On the effective date of Flagstar's merger, any outstanding advances will be required to be repaid at their respective maturity dates. For more information, see Item 1A. Risk Factors.

Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer at June 30, 2021 totaling $288 million are not required to be repaid prior to their various maturity dates through 2024.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	June 30, 2021		December 31, 2020
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$7,453	28%	$10,023	33%
Due after 1 year	6,978	26%	7,998	26%
Total	14,431	54%	18,021	59%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	7,165	26%	7,252	24%
Total	7,165	26%	7,252	24%

Other (2)
Due in 1 year or less	23	—%	32	—%
Due after 1 year	135	—%	147	—%
Total	158	—%	179	—%

Total fixed-rate	21,754	80%	25,452	83%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	370	1%	24	—%
Due after 1 year	—	—%	—	—%
Total	370	1%	24	—%

Callable or prepayable
Due in 1 year or less	78	—%	36	—%
Due after 1 year	5,026	19%	5,179	17%
Total	5,104	19%	5,215	17%

Total variable-rate	5,474	20%	5,239	17%

Overdrawn demand and overnight deposit accounts	1	—%	—	—%

Total advances	$27,229	100%	$30,691	100%

(1)     Includes advances without call or put options.
(2)    Includes callable or prepayable advances and hybrid, fixed-rate amortizing/mortgage matched advances.

During the six months ended June 30, 2021, the par value of advances due in one year or less decreased by 22%, while advances due after one year decreased by 6%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 29% at June 30, 2021, a decrease from 33% at December 31, 2020. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at June 30, 2021, at carrying value, totaled $7.7 billion, a net decrease of $779 million, or 9%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases. For the six months ended June 30, 2021, purchases of mortgage loans from the Bank's members under Advantage MPP totaled $1.1 billion, while MPP and MPF program repayments totaled $1.8 billion. In addition to low interest rates, ongoing Federal Reserve purchases of Fannie Mae and Freddie Mac MBS encourage continuing refinancing activity by borrowers.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	June 30, 2021		December 31, 2020
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$6,900	91%	$7,529	90%
Conventional Original	351	5%	417	5%
FHA	180	2%	218	3%
Total MPP	7,431	98%	8,164	98%

MPF Program:
Conventional	95	2%	123	2%
Government	30	—%	36	—%
Total MPF Program	125	2%	159	2%

Total mortgage loans held for portfolio	$7,556	100%	$8,323	100%

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $4 million and $10 million at June 30, 2021 and December 31, 2020, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at June 30, 2021 and December 31, 2020. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP in response to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. The forbearance may be granted up to 90 days from the date of the first reduced or suspended payment. Initially, written approval from us was required for longer periods. However, effective May 11, 2020, we issued additional guidelines to provide delegated authority to our servicers so they may extend forbearance periods and establish qualified forbearance resolution plans within our established parameters. In addition, we have authorized the suspension of foreclosure sales (with certain exceptions) through July 31, 2021, suspension of evictions through September 30, 2021 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

The UPB of our conventional mortgage loans in COVID-19-related informal forbearance programs declined by $56 million from $112 million at December 31, 2020 to $56 million at June 30, 2021 as a result of borrowers becoming current, repaying their loans in full, or moving to a COVID-19-related formal forbearance program. The UPB of loans in COVID-19-related formal forbearance programs increased by $18 million from $12 million at December 31, 2020 to $30 million at June 30, 2021.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	June 30, 2021	December 31, 2020	Change
Cash and short-term investments:
Cash and due from banks	$1,363	$1,812	$(449)
Interest-bearing deposits	100	100	—
Securities purchased under agreements to resell	3,000	2,500	500
Federal funds sold	2,805	1,215	1,590
Total cash and short-term investments	7,268	5,627	1,641

Trading securities:
U.S. Treasury obligations	5,817	5,095	722
Total trading securities	5,817	5,095	722

Other investment securities:
AFS securities:
GSE and TVA debentures	2,818	3,503	(685)
GSE MBS	6,481	6,642	(161)
Total AFS securities	9,299	10,145	(846)

HTM securities:
Other U.S. obligations - guaranteed MBS	2,781	2,623	158
GSE MBS	1,792	2,078	(286)
Total HTM securities	4,573	4,701	(128)

Total investment securities	19,689	19,941	(252)

Total cash and investments, carrying value	$26,957	$25,568	$1,389

Cash and Short-Term Investments. Cash and short-term investments at June 30, 2021 totaled $7.3 billion, an increase of $1.6 billion, or 29%, from December 31, 2020. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities outstanding at June 30, 2021 totaled $5.8 billion, an increase of $722 million, or 14%, from December 31, 2020.

Other Investment Securities. AFS securities at June 30, 2021 totaled $9.3 billion, a net decrease of $846 million, or 8%, from December 31, 2020. The decrease resulted from changes in the fair-value hedging basis adjustments associated with these securities and principal payments on GSE and TVA debentures.

Net unrealized gains on AFS securities at June 30, 2021 totaled $215 million, a net increase of $78 million compared to December 31, 2020, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2021 totaled $4.6 billion, a net decrease of $128 million, or 3%, from December 31, 2020. The decrease resulted from principal payments on these securities.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2021		December 31, 2020
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$5,817	100%	$5,095	100%

Total trading securities	$5,817	100%	$5,095	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$2,770	30%	$3,463	35%
Total MBS fixed-rate	6,314	70%	6,545	65%

Total AFS securities	$9,084	100%	$10,008	100%

HTM Securities:
MBS:
Fixed-rate	$240	5%	$283	6%
Variable-rate	4,333	95%	4,418	94%
Total MBS	4,573	100%	4,701	100%

Total HTM securities	$4,573	100%	$4,701	100%

Total AFS and HTM securities:
Total fixed-rate	$9,324	68%	$10,291	70%
Total variable-rate	4,333	32%	4,418	30%

Total AFS and HTM securities	$13,657	100%	$14,709	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2021 changed slightly from December 31, 2020, primarily due to principal payments on fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities.

Deposits (Liabilities). Total deposits at June 30, 2021 were $1.6 billion, a net increase of $223 million, or 16%, from December 31, 2020. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at June 30, 2021 totaled $56.8 billion, a net decrease of $3.1 billion, or 5%, from December 31, 2020. Such decrease reflected the net decrease in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2021		December 31, 2020
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$14,446	25%	$16,620	28%
CO bonds	21,345	38%	31,127	52%
Total due in 1 year or less	35,791	63%	47,747	80%
Long-term CO bonds	21,001	37%	12,119	20%

Total consolidated obligations	$56,792	100%	$59,866	100%

The percentage of consolidated obligations due in 1 year or less decreased from 80% at December 31, 2020 to 63% at June 30, 2021 as the Bank took advantage of market opportunities to replace maturing short-term debt with long-term callable debt at favorable terms. As a result, long-term CO bonds increased from 20% of total consolidated obligations at December 31, 2020 to 37% at June 30, 2021. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2021	December 31, 2020
Advances	$15,330	$16,573
Investments	15,140	15,035
Mortgage loans	282	361
CO bonds	21,163	17,473
Discount notes	1,600	950

Total notional	$53,515	$50,392

The increase in the total notional amount during the six months ended June 30, 2021 of $3.1 billion, or 6%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by the increase in long-term CO bonds outstanding.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

June 30, 2021	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$394	$348	$62	$804
Estimated fair value of associated derivatives, net	(388)	(75)	(57)	(520)

Net cumulative fair-value hedging basis adjustments	$6	$273	$5	$284

Total Capital. The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2021	December 31, 2020
Capital stock	63%	64%
Retained earnings	32%	33%
AOCI	5%	3%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2021 compared to December 31, 2020 were substantially due to an increase in unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2021	December 31, 2020
Total GAAP capital	$3,584	$3,450
Exclude: AOCI	(193)	(105)
Add: MRCS	233	251
Total regulatory capital	$3,624	$3,596
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at June 30, 2021 totaled $7.3 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at June 30, 2021 totaled $5.8 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at June 30, 2021 totaled $13.1 billion, or 21% of total assets.

During the six months ended June 30, 2021, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $107.3 billion.

Changes in Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2021 was $154 million, compared to net cash used in operating activities for the six months ended June 30, 2020 of $503 million. The net increase in cash provided by operating activities of $657 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	June 30, 2021		December 31, 2020
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,119	45%	$1,108	45%
Credit unions	301	12%	298	12%
Total depository institutions	1,420	57%	1,406	57%
Insurance companies	814	33%	802	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,234	90%	2,208	90%

MRCS:
Captive insurance companies (1)	13	1%	31	1%
Former members	220	9%	220	9%

Total MRCS	233	10%	251	10%

Total regulatory capital stock	$2,467	100%	$2,459	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18.1 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	June 30, 2021	December 31, 2020
Member capital stock not subject to outstanding redemption requests	$822	$605
Member capital stock subject to outstanding redemption requests	18	—
MRCS	209	225

Total excess capital stock	$1,049	$830

Excess stock as a percentage of regulatory capital stock	43%	34%

The increase in excess stock during the six months ended June 30, 2021 resulted from advance activity.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at June 30, 2021 was 1.67% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members, should we choose to do so.

On July 29, 2021, our board of directors authorized the repurchase of up to $181 million par value of excess MRCS held by former members or their successors-in-interest. The repurchase is scheduled to occur on or about September 2, 2021.

In addition, we expect to repurchase up to $11.3 million par value of excess stock subject to outstanding redemption requests on or about September 2, 2021.

Capital Distributions. On July 29, 2021, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.25% and on Class B-1 non-activity-based stock at an annualized rate of 1.00%. The dividends were paid in cash on July 30, 2021.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at June 30, 2021 and December 31, 2020 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2021	December 31, 2020
Credit risk	$153	$158
Market risk	384	327
Operations risk	161	146

Total risk-based capital requirement	$698	$631

Permanent capital	$3,624	$3,596

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates and option adjusted spreads and changes in the composition of our balance sheet. Our permanent capital at June 30, 2021 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At June 30, 2021, principal previously paid in full by our MPP servicers totaling less than $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 6 - Mortgage Loans Held for Portfolio in our 2020 Form 10-K.

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

Legislative and Regulatory Developments.

LIBOR Transition.

2021 ISDA Interest Rate Derivatives Definitions. On June 11, 2021, ISDA published 2021 ISDA Interest Rate Derivatives Definitions ("2021 ISDA Definitions"), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. While the FHLBanks may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.

The Bank is considering using the 2021 ISDA Definitions for future derivatives transactions, and does not expect the implementation of the 2021 ISDA Definitions to have a material effect on its results of operations or financial condition.

COVID-19 Developments.

Federal Reserve Extension of Paycheck Protection Program Liquidity Facility. On June 25, 2021, the Federal Reserve announced a final extension of its Paycheck Protection Program Liquidity Facility ("PPPLF") by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program ("PPP") loan liquidity to eligible Federal Reserve member financial institutions to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the SBA through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC, Centers for Disease Control and Prevention, and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Affordable Housing and Community Investment. Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings, and higher annual minimum amounts, for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2021, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 42% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

June 30, 2021	AA	A	Total
Domestic	$—	$100	$100
Australia	960	—	960
Canada	—	1,230	1,230
Netherlands	—	615	615
Total unsecured credit exposure	$960	$1,945	$2,905

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. At June 30, 2021, these investments totaled 294% of total regulatory capital. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream.

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

					Below
					Investment
June 30, 2021	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	3,000	—	—	—	3,000
Federal funds sold	—	960	1,845	—	—	2,805
Total short-term investments	—	3,960	1,945	—	—	5,905

Trading securities:
U.S. Treasury obligations	—	5,817	—	—	—	5,817
Total trading securities	—	5,817	—	—	—	5,817

Other investment securities:
GSE and TVA debentures	—	2,818	—	—	—	2,818
GSE MBS	—	8,273	—	—	—	8,273
Other U.S. obligations - guaranteed RMBS	—	2,781	—	—	—	2,781
Total other investment securities	—	13,872	—	—	—	13,872

Total investments, carrying value	$—	$23,649	$1,945	$—	$—	$25,594

Percentage of total	—%	92%	8%	—%	—%	100%

					Below
					Investment
December 31, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	2,500	—	—	—	2,500
Federal funds sold	—	100	1,115	—	—	1,215
Total short-term investments	—	2,600	1,215	—	—	3,815

Trading securities:
U.S. Treasury obligations	—	5,095	—	—	—	5,095
Total trading securities	—	5,095	—	—	—	5,095

Other investment securities:
GSE and TVA debentures	—	3,503	—	—	—	3,503
GSE MBS	—	8,720	—	—	—	8,720
Other U.S. obligations - guaranteed RMBS	—	2,623	—	—	—	2,623
Total other investment securities	—	14,846	—	—	—	14,846

Total investments, carrying value	$—	$22,541	$1,215	$—	$—	$23,756

Percentage of total	—%	95%	5%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended June 30, 2021
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$4	$210	$214
Additions	—	6	6
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$4	$216	$220

	Six Months Ended June 30, 2021
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$4	$203	$207
Additions	—	13	13
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$4	$216	$220

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2021	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$119	$—	$—	$—
Cleared derivatives (1)	13,772	1	96	97
Liability positions with credit exposure
Uncleared derivatives - AA	200	(13)	13	—
Uncleared derivatives - A	8,264	(136)	136	—
Cleared derivatives (1)	14,050	(8)	148	140
Total derivative positions with credit exposure to non-member counterparties	36,405	(156)	393	237
Total derivative positions with credit exposure to member institutions (2)	71	—	—	—
Subtotal - derivative positions with credit exposure	36,476	$(156)	$393	$237
Derivative positions without credit exposure	17,039

Total derivative positions	$53,515

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

We also monitor the sensitivities of MVE to potential interest-rate scenarios. We measure potential changes in the market value to book value of equity based on the current month-end level of rates versus various large parallel and non-parallel shifts in rates. Our board of directors determines acceptable ranges for the change in MVE for 200 bps parallel upward or downward shift in the interest-rate curves as well as certain flattening and steepening scenarios.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

June 30, 2021	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,860	$3,773	$3,753	$3,769	$3,754
Percent change in MVE from base	2.8%	0.5%	—%	0.4%	—%
MVE/book value of equity	101.1%	98.8%	98.3%	98.8%	98.4%
Duration of equity	1.1	1.6	(0.1)	(0.1)	0.9

December 31, 2020
MVE	$3,621	$3,605	$3,559	$3,579	$3,590
Percent change in MVE from base	1.8%	1.3%	0%	0.6%	0.9%
MVE/book value of equity	97.8%	97.4%	96.2%	96.7%	97.0%
Duration of equity	—	0.8	0.7	(0.7)	0.4

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

Duration Gap. The base case duration gap was (0.04)% and 0.01% at June 30, 2021 and December 31, 2020, respectively.

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

Most of our advances, investments, CO bonds, derivative assets, derivative liabilities, and related collateral are directly or indirectly indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond the date in which the applicable LIBOR setting ceases to be provided or to be representative.

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

The following table presents our LIBOR-rate indexed financial instruments outstanding at June 30, 2021 and December 31, 2020 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
June 30, 2021	2021	2022	Through June 30, 2023	Thereafter	Total
Assets:
Advances, par value (1)	$—	$277	$93	$2,344	$2,714
Mortgage-backed securities, par value (2)	—	—	—	3,096	3,096
Total	$—	$277	$93	$5,440	$5,810

Interest-rate swaps - receive leg, notional (2):
Cleared	$277	$1,452	$770	$4,195	$6,694
Uncleared	95	320	316	7,261	7,992
Total	$372	$1,772	$1,086	$11,456	$14,686

Liabilities:
CO bonds, par value (2)	$1,950	$—	$—	$—	$1,950

Interest-rate swaps - pay leg, notional (2):
Cleared	$7,997	$234	$200	$—	$8,431
Uncleared	2,650	—	—	69	2,719
Total	$10,647	$234	$200	$69	$11,150

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

December 31, 2020
Assets:
Advances, par value (1)	$40	$353	$187	$2,913	$3,493
Mortgage-backed securities, par value (2)	—	32	—	3,555	3,587
Total	$40	$385	$187	$6,468	$7,080

Interest-rate swaps - receive leg, notional (2):
Cleared	$2,037	$1,464	$786	$4,218	$8,505
Uncleared	105	320	316	9,914	10,655
Total	$2,142	$1,784	$1,102	$14,132	$19,160

Liabilities:
CO bonds, par value (2)	$6,675	$—	$—	$—	$6,675

Interest-rate swaps - pay leg, notional (2):
Cleared	$12,711	$234	$200	$—	$13,145
Uncleared	2,950	—	—	204	3,154
Total	$15,661	$234	$200	$204	$16,299

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

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

As of June 30, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

On April 26, 2021, Flagstar Bancorp, Inc., the parent company of Flagstar Bank, FSB ("Flagstar"), historically one of our largest and most active borrowers, announced it had reached an agreement to merge with another institution and, pursuant to the agreement, Flagstar would merge with a non-member depository. At June 30, 2021, Flagstar had advances outstanding totaling $2.6 billion or 10% of the Bank's total advances outstanding, at par. Flagstar has not been an active PFI seller since 2011. The parties have stated that they currently expect that the Flagstar parent company merger will close early in the fourth quarter of 2021, with Flagstar's merger expected to close thereafter. On the effective date of the Flagstar merger, the successor bank would not be eligible for membership in our Bank. As a result, as with any loss of a large borrower, the consummation of the expected Flagstar merger could have a material adverse effect upon our future results of operations and financial condition.

As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further loss of large members and a related decrease in our membership and significant loss of business. Our largest borrower had advances outstanding at June 30, 2021 totaling $3.6 billion, or 13% of the Bank's total advances outstanding, at par. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Loss of other large advance borrowers, without replacement of such advances by existing or new members, would be expected to reduce our interest income and profitability accordingly.

During the six months ended June 30, 2021, our top-selling PFI sold us mortgage loans totaling $152 million, or 14% of the total mortgage loans purchased by the Bank. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

10.2*
Severance and Release Agreement, dated April 2, 2021, between Federal Home Loan Bank of Indianapolis and William D. Miller, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 00051404) filed on April 7, 2021

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 11, 2021	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

August 11, 2021	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

August 11, 2021	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer