Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Indianapolis
filed 2021-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2021
Class A Stock, par value $100	—
Class B Stock, par value $100	22,965,620

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2021	December 31, 2020
Assets:
Cash and due from banks	$1,953,744	$1,811,544
Interest-bearing deposits (Note 3)	100,041	100,026
Securities purchased under agreements to resell (Note 3)	4,200,000	2,500,000
Federal funds sold (Note 3)	2,075,000	1,215,000
Trading securities (Note 3)	4,858,818	5,094,703
Available-for-sale securities, amortized cost of $9,141,491 and $10,007,978 (Note 3)	9,319,579	10,144,899
Held-to-maturity securities (estimated fair values of $4,510,359 and $4,723,796) (Note 3)	4,496,595	4,701,302
Advances (Note 4)	26,958,039	31,347,486
Mortgage loans held for portfolio, net (Note 5)	7,570,462	8,515,645
Accrued interest receivable	75,813	103,076
Premises, software, and equipment, net	31,541	33,993
Derivative assets, net (Note 6)	231,280	283,082
Other assets	89,482	74,000

Total assets	$61,960,394	$65,924,756

Liabilities:
Deposits	$1,736,009	$1,375,206
Consolidated obligations (Note 7):
Discount notes	12,713,890	16,617,079
Bonds	43,225,386	43,332,946
Total consolidated obligations, net	55,939,276	59,950,025
Accrued interest payable	64,042	63,581
Affordable Housing Program payable (Note 8)	30,466	34,402
Derivative liabilities, net (Note 6)	18,542	22,979
Mandatorily redeemable capital stock (Note 9)	50,442	250,768
Other liabilities	570,382	777,493

Total liabilities	58,409,159	62,474,454

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,364,922 and 22,075,696, respectively	2,236,492	2,207,570
Retained earnings:
Unrestricted	881,456	868,904
Restricted	281,820	268,426
Total retained earnings	1,163,276	1,137,330
Total accumulated other comprehensive income (Note 10)	151,467	105,402

Total capital	3,551,235	3,450,302

Total liabilities and capital	$61,960,394	$65,924,756
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income:
Advances	$20,432	$45,084	$84,716	$291,030
Interest-bearing deposits	136	364	413	5,396
Securities purchased under agreements to resell	540	820	1,192	10,879
Federal funds sold	728	542	2,182	10,155
Trading securities	10,473	22,335	41,064	71,651
Available-for-sale securities	22,477	22,539	73,497	72,682
Held-to-maturity securities	7,694	11,201	25,367	60,147
Mortgage loans held for portfolio	44,111	48,268	124,512	189,496
Total interest income	106,591	151,153	352,943	711,436

Interest Expense:
Consolidated obligation discount notes	1,675	10,967	7,607	111,056
Consolidated obligation bonds	46,601	77,398	153,071	398,449
Deposits	42	32	122	2,821
Mandatorily redeemable capital stock	312	2,037	2,345	7,777
Total interest expense	48,630	90,434	163,145	520,103

Net interest income	57,961	60,719	189,798	191,333
Provision for (reversal of) credit losses	(16)	124	28	172

Net interest income after provision for credit losses	57,977	60,595	189,770	191,161

Other Income:
Net gains (losses) on trading securities	(8,207)	(19,331)	(35,566)	1,975
Net realized gains from sale of available-for-sale securities	—	504	—	504
Net gains (losses) on derivatives	(1,361)	(297)	(2,013)	(52,124)
Service fees	123	128	382	425
Standby letters of credit fees	189	188	614	506
Other, net	389	1,931	4,972	1,911
Total other income (loss)	(8,867)	(16,877)	(31,611)	(46,803)

Other Expenses:
Compensation and benefits	14,570	14,519	44,420	44,156
Other operating expenses	7,352	7,847	22,041	22,881
Federal Housing Finance Agency	1,473	1,181	4,420	3,516
Office of Finance	1,493	1,293	4,718	3,604
Other	2,030	2,053	7,887	5,244
Total other expenses	26,918	26,893	83,486	79,401

Income before assessments	22,192	16,825	74,673	64,957

Affordable Housing Program assessments	2,250	1,886	7,702	7,273

Net income	$19,942	$14,939	$66,971	$57,684
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$19,942	$14,939	$66,971	$57,684

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(36,864)	77,290	41,167	7,479

Pension benefits, net	(5,093)	867	4,898	(807)

Total other comprehensive income (loss)	(41,957)	78,157	46,065	6,672

Total comprehensive income (loss)	$(22,015)	$93,096	$113,036	$64,356

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2021 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

Total comprehensive income (loss)			15,954	3,988	19,942	(41,957)	(22,015)

Proceeds from issuance of capital stock	183	18,302					18,302

Redemption/repurchase of capital stock	(113)	(11,277)					(11,277)

Shares reclassified to mandatorily redeemable capital stock, net	(44)	(4,449)					(4,449)

Cash dividends on capital stock (2.35% annualized)			(13,079)	—	(13,079)		(13,079)

Balance, September 30, 2021	22,365	$2,236,492	$881,456	$281,820	$1,163,276	$151,467	$3,551,235

Balance, June 30, 2020	21,943	$2,194,319	$868,328	$259,403	$1,127,731	$(4,109)	$3,317,941

Total comprehensive income			11,952	2,987	14,939	78,157	93,096

Proceeds from issuance of capital stock	305	30,432					30,432

Redemption/repurchase of capital stock	(6)	(585)					(585)

Shares reclassified to mandatorily redeemable capital stock, net	(5)	(496)					(496)

Cash dividends on capital stock (3.50% annualized)			(18,825)	—	(18,825)		(18,825)

Balance, September 30, 2020	22,237	$2,223,670	$861,455	$262,390	$1,123,845	$74,048	$3,421,563

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2021 and 2020
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			53,577	13,394	66,971	46,065	113,036

Proceeds from issuance of capital stock	449	44,929					44,929

Redemption/repurchase of capital stock	(113)	(11,277)					(11,277)

Shares reclassified to mandatorily redeemable capital stock, net	(47)	(4,730)					(4,730)

Cash dividends on capital stock (2.48% annualized)			(41,025)	—	(41,025)		(41,025)

Balance, September 30, 2021	22,365	$2,236,492	$881,456	$281,820	$1,163,276	$151,467	$3,551,235

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income			46,148	11,536	57,684	6,672	64,356

Proceeds from issuance of capital stock	2,640	264,022					264,022

Redemption/repurchase of capital stock	(6)	(585)					(585)

Shares reclassified to mandatorily redeemable capital stock, net	(138)	(13,843)					(13,843)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (3.91% annualized)			(59,721)	—	(59,721)		(59,721)

Balance, September 30, 2020	22,237	$2,223,670	$861,455	$262,390	$1,123,845	$74,048	$3,421,563

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$66,971	$57,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	61,766	53,918
Changes in net derivative and hedging activities	87,188	(470,940)
Provision for credit losses	28	172
Net losses (gains) on trading securities	35,566	(1,975)
Net realized gains from sale of available-for-sale securities	—	(504)
Changes in:
Accrued interest receivable	26,750	26,910
Other assets	(17,725)	(1,670)
Accrued interest payable	461	(114,660)
Other liabilities	19,697	44,253
Total adjustments, net	213,731	(464,496)

Net cash provided by (used in) operating activities	280,702	(406,812)

Investing Activities:
Net change in:
Interest-bearing deposits	492,551	(34,408)
Securities purchased under agreements to resell	(1,700,000)	(3,000,000)
Federal funds sold	(860,000)	1,598,000
Trading securities:
Proceeds from maturities	2,000,000	3,160,000
Proceeds from sales	50,006	—
Purchases	(1,849,689)	(3,200,361)
Available-for-sale securities:
Proceeds from maturities	727,875	93,550
Proceeds from sales	—	96,779
Purchases	(140,093)	(1,564,036)
Held-to-maturity securities:
Proceeds from maturities	770,773	1,128,834
Purchases	(742,571)	(125,019)
Advances:
Principal repayments	193,228,613	199,835,256
Disbursements to members	(189,160,818)	(198,028,162)
Mortgage loans held for portfolio:
Principal collections	2,348,187	3,175,183
Purchases from members	(1,577,038)	(1,509,048)
Purchases of premises, software, and equipment	(3,375)	(3,889)
Loans to other Federal Home Loan Banks:
Principal repayments	30,000	80,000
Disbursements	(30,000)	(80,000)

Net cash provided by investing activities	3,584,421	1,622,679

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Financing Activities:
Changes in deposits	360,803	338,552
Net payments on derivative contracts with financing elements	(11,629)	(2,307)
Net proceeds from issuance of consolidated obligations:
Discount notes	183,417,467	238,137,022
Bonds	33,114,188	37,468,384
Payments for matured and retired consolidated obligations:
Discount notes	(187,316,013)	(236,329,608)
Bonds	(33,075,310)	(41,057,605)
Proceeds from issuance of capital stock	44,929	264,022
Payments for redemption/repurchase of capital stock	(11,277)	(585)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(205,056)	(74,294)
Partial recovery of prior capital distribution to Financing Corporation	—	10,574
Dividend payments on capital stock	(41,025)	(59,721)

Net cash used in financing activities	(3,722,923)	(1,305,566)

Net increase (decrease) in cash and due from banks	142,200	(89,699)

Cash and due from banks at beginning of period	1,811,544	220,294

Cash and due from banks at end of period	$1,953,744	$130,595

Supplemental Disclosures:
Cash activities:
Interest payments	$220,573	$716,017
Affordable Housing Program payments	11,638	10,776
Non-cash activities:
Purchases of investment securities, traded but not yet settled	122,924	65,000
Capitalized interest on certain held-to-maturity securities	841	1,349
Par value of shares reclassified to mandatorily redeemable capital stock, net	4,730	13,843

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2020 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2021.

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

Note 3 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At September 30, 2021 and December 31, 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2021	December 31, 2020
Non-mortgage-backed securities:
U.S. Treasury obligations	$4,858,818	$5,094,703
Total trading securities at estimated fair value	$4,858,818	$5,094,703

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$6,400	$(27,983)	$(22,506)	$(19,333)
Net realized gains (losses) on trading securities that matured/sold during the period	(14,607)	8,652	(13,060)	21,308
Net gains (losses) on trading securities	$(8,207)	$(19,331)	$(35,566)	$1,975

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2021	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$2,683,050	$45,617	$—	$2,728,667
GSE MBS	6,458,441	133,300	(829)	6,590,912
Total AFS securities	$9,141,491	$178,917	$(829)	$9,319,579

December 31, 2020
GSE and TVA debentures	$3,462,885	$40,252	$—	$3,503,137
GSE MBS	6,545,093	98,263	(1,594)	6,641,762
Total AFS securities	$10,007,978	$138,515	$(1,594)	$10,144,899

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Net unamortized premium at September 30, 2021 and December 31, 2020 totaled $15,352 and $16,300, respectively. The applicable fair value hedging basis adjustments at September 30, 2021 and December 31, 2020 totaled $287,859 and $627,619, respectively. Excludes accrued interest receivable at September 30, 2021 and December 31, 2020 of $26,112 and $34,616, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE MBS	$174,857	$(829)	$—	$—	$174,857	$(829)
Total impaired AFS securities	$174,857	$(829)	$—	$—	$174,857	$(829)

December 31, 2020
GSE MBS	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Total impaired AFS securities	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Realized Gains and Losses. There were no sales of AFS securities during the three or nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, for strategic, economic and operational reasons, we sold certain of our GSE MBS. Proceeds from the AFS sales totaled $96,779, resulting in net realized gains of $504, comprised of realized gains of $715 and realized losses of $211 determined by the specific identification method.

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$584,204	$585,335	$705,134	$705,442
Due after 1 year through 5 years	1,411,287	1,437,066	1,215,038	1,225,187
Due after 5 years through 10 years	687,559	706,266	1,542,713	1,572,508
Total non-MBS	2,683,050	2,728,667	3,462,885	3,503,137
Total MBS	6,458,441	6,590,912	6,545,093	6,641,762
Total AFS securities	$9,141,491	$9,319,579	$10,007,978	$10,144,899

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
September 30, 2021	Cost (1)	Gains (2)	Losses (2)	Fair Value
MBS:
Other U.S. obligations - guaranteed MBS	$2,737,308	$8,716	$(6,875)	$2,739,149
GSE MBS	1,759,287	16,904	(4,981)	1,771,210
Total HTM securities	$4,496,595	$25,620	$(11,856)	$4,510,359

December 31, 2020
MBS:
Other U.S. obligations - guaranteed MBS	$2,622,677	$6,920	$(4,590)	$2,625,007
GSE MBS	2,078,625	21,640	(1,476)	2,098,789
Total HTM securities	$4,701,302	$28,560	$(6,066)	$4,723,796

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at September 30, 2021 and December 31, 2020 totaled $28,418 and $7,101, respectively. Excludes accrued interest receivable at September 30, 2021 and December 31, 2020 of $2,061 and $2,689, respectively.
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

Allowance for Credit Losses on Investment Securities. At September 30, 2021 and December 31, 2020, 100% of our AFS and HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

AFS Securities. At September 30, 2021 and December 31, 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity based upon the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

HTM Securities. At September 30, 2021 and December 31, 2020, we did not record an allowance for credit losses on any of our HTM securities based on the following factors: (i) all securities were highly rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	September 30, 2021		December 31, 2020
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$29,977	2.43	$—	—
Due in 1 year or less	6,865,431	0.60	10,115,576	0.51
Due after 1 year through 2 years	2,340,823	1.89	2,149,839	1.57
Due after 2 years through 3 years	3,770,555	1.50	2,760,624	2.02
Due after 3 years through 4 years	2,736,669	1.32	3,725,103	1.36
Due after 4 years through 5 years	1,848,753	1.33	3,020,039	1.29
Thereafter	9,030,857	0.89	8,919,678	1.05
Total advances, par value	26,623,065	1.07	30,690,859	1.06
Fair-value hedging basis adjustments, net	325,320		645,946
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	9,654		10,681
Total advances (1)	$26,958,039		$31,347,486

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2021 and December 31, 2020 of $12,422 and $14,961, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Overdrawn demand and overnight deposit accounts	$29,977	$—	$29,977	$—
Due in 1 year or less	11,806,255	15,296,034	12,302,331	14,645,076
Due after 1 year through 2 years	2,004,432	1,797,049	2,876,028	3,107,339
Due after 2 years through 3 years	2,358,055	2,440,024	4,094,555	3,160,729
Due after 3 years through 4 years	1,985,969	2,246,102	2,788,069	3,824,603
Due after 4 years through 5 years	1,335,378	2,076,839	1,598,753	2,585,439
Thereafter	7,102,999	6,834,811	2,933,352	3,367,673
Total advances, par value	$26,623,065	$30,690,859	$26,623,065	$30,690,859

Advance Concentrations. At September 30, 2021 and December 31, 2020, our top five borrowers held 40% and 44%, respectively, of total advances outstanding at par.

Allowance for Credit Losses on Advances. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term, type and product.

Term	September 30, 2021	December 31, 2020
Fixed-rate long-term mortgages	$6,330,986	$7,257,237
Fixed-rate medium-term (1) mortgages	1,059,771	1,065,329
Total mortgage loans held for portfolio, UPB	7,390,757	8,322,566
Unamortized premiums	177,749	187,425
Unamortized discounts	(2,441)	(1,638)
Hedging basis adjustments, net	4,722	7,642
Total mortgage loans held for portfolio	7,570,787	8,515,995
Allowance for credit losses	(325)	(350)
Total mortgage loans held for portfolio, net (2)	$7,570,462	$8,515,645

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at September 30, 2021 and December 31, 2020 of $27,990 and $34,151, respectively.

Type	September 30, 2021	December 31, 2020
Conventional	$7,197,498	$8,069,274
Government-guaranteed or -insured	193,259	253,292
Total mortgage loans held for portfolio, UPB	$7,390,757	$8,322,566

Product	September 30, 2021	December 31, 2020
MPP	$7,275,562	$8,163,902
MPF Program	115,195	158,664
Total mortgage loans held for portfolio, UPB	$7,390,757	$8,322,566

Conventional MPP. The following table presents the activity in the LRA, which is reported in other liabilities.

	Three Months Ended September 30,		Nine Months Ended September 30,
LRA Activity	2021	2020	2021	2020
Liability, beginning of period	$220,061	$196,653	$207,305	$186,585
Additions	5,007	5,344	18,371	17,658
Claims paid	(29)	(52)	(94)	(293)
Distributions to PFIs	(117)	(891)	(660)	(2,896)
Liability, end of period	$224,922	$201,054	$224,922	$201,054

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Credit Quality Indicators for Conventional Mortgage Loans and Other Delinquency Statistics. All qualifying COVID-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and existing accounting policies and the loans are returned to current status upon modification. As of September 30, 2021 and December 31, 2020, we had $29,567, or 0.4%, and $12,309, or 0.2%, respectively, of our total conventional loans outstanding with formal modifications.

We have continued to apply our existing accounting policies for past due, non-accrual, and charge-offs resulting from COVID-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on information from our mortgage servicers, as of September 30, 2021 and December 31, 2020, the UPB of conventional loans in an informal forbearance arrangement, including current loans, totaled $37,558 and $111,516, respectively, or 0.5% and 1.4%, respectively, of our total conventional loans outstanding. As of September 30, 2021, no informal COVID-19-related loan modifications were classified as TDRs.

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

	Origination Year
Payment Status as of September 30, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,664	$10,675	$27,339
60-89 days	3,041	1,740	4,781
90 days or more	23,574	16,127	39,701
Total past due	43,279	28,542	71,821
Total current	2,685,414	4,618,028	7,303,442
Total conventional mortgage loans, amortized cost	$2,728,693	$4,646,570	$7,375,263

As of September 30, 2021, the UPB of conventional loans in an informal forbearance arrangement included amounts 30-59 days past due of $3,753, 60-89 days past due of $3,036, and 90 days or more past due of $27,945, for total past due of $34,734.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of September 30, 2021	Conventional	Government	Total
In process of foreclosure (1)	$2,121	$—	$2,121
Serious delinquency rate (2)	0.54%	1.44%	0.56%
Past due 90 days or more still accruing interest (3)	$18,979	$2,094	$21,073
On non-accrual status (4)	$32,581	$—	$32,581

Other Delinquency Statistics as of December 31, 2020
In process of foreclosure (1)	$2,689	$—	$2,689
Serious delinquency rate (2)	1.14%	3.36%	1.21%
Past due 90 days or more still accruing interest (3)	$36,585	$7,933	$44,518
On non-accrual status (4)	$87,763	$—	$87,763

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
(4)    As of September 30, 2021 and December 31, 2020, $32,526 and $87,708, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a specifically assigned allowance for credit losses and $18,166 and $59,306, respectively, of UPB of these conventional mortgage loans were in informal forbearance related to the COVID-19 pandemic.

Allowance for Credit Losses.

Components and Rollforward of Allowance for Credit Losses. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP.

Components of Allowance	September 30, 2021	December 31, 2020
MPP expected losses remaining after borrower's equity, before credit enhancements	$5,028	$10,305
Portion of expected losses recoverable from credit enhancements:
PMI	(837)	(2,277)
LRA (1)	(3,299)	(6,847)
SMI	(674)	(963)
Total portion recoverable from credit enhancements	(4,810)	(10,087)
Allowance for unrecoverable PMI/SMI	32	32
Allowance for MPP credit losses	250	250
Allowance for MPF Program credit losses	75	100
Allowance for credit losses	$325	$350

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance	2021	2020	2021	2020
Balance, beginning of period	$325	$325	$350	$300
Charge-offs	5	(50)	(87)	(93)
Recoveries	11	1	34	21
Provision for (reversal of) credit losses	(16)	124	28	172
Balance, end of period	$325	$400	$325	$400

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at September 30, 2021 or December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2021 was $412, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at September 30, 2021.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At September 30, 2021, we were not required by our clearing agents to post any additional margin.

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

		Estimated Fair Value
	Notional	Derivative	Derivative
September 30, 2021	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$42,839,114	$78,296	$380,416
Total derivatives designated as hedging instruments	42,839,114	78,296	380,416
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,327,000	4,321	161
Interest-rate caps/floors	625,500	644	—
Interest-rate forwards	141,100	336	47
MDCs	139,076	81	257
Total derivatives not designated as hedging instruments	10,232,676	5,382	465
Total derivatives before adjustments	$53,071,790	83,678	380,881
Netting adjustments and cash collateral (1)		147,602	(362,339)
Total derivatives, net		$231,280	$18,542

December 31, 2020
Derivatives designated as hedging instruments:
Interest-rate swaps	$40,227,966	$13,018	$761,330
Total derivatives designated as hedging instruments	40,227,966	13,018	761,330
Derivatives not designated as hedging instruments:
Economic hedges;
Interest-rate swaps	9,177,000	5,404	181
Interest-rate caps/floors	625,500	1,113	—
Interest-rate forwards	180,900	—	1,486
MDCs	180,152	1,022	—
Total derivatives not designated as hedging instruments	10,163,552	7,539	1,667
Total derivatives before adjustments	$50,391,518	20,557	762,997
Netting adjustments and cash collateral (1)		262,525	(740,018)
Total derivatives, net		$283,082	$22,979

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2021 and December 31, 2020, including accrued interest, totaled $510,835 and $1,003,437, respectively. Cash collateral received from counterparties and held at both September 30, 2021 and December 31, 2020, including accrued interest, totaled $894. At September 30, 2021 and December 31, 2020, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$78,602	$376,138	$13,793	$755,118
Cleared	4,659	4,439	5,742	6,393
Total gross recognized amount	83,261	380,577	19,535	761,511
Gross amounts of netting adjustments and cash collateral
Uncleared	(78,283)	(357,900)	(13,793)	(733,625)
Cleared	225,885	(4,439)	276,318	(6,393)
Total gross amounts of netting adjustments and cash collateral	147,602	(362,339)	262,525	(740,018)
Net amounts after netting adjustments and cash collateral
Uncleared	319	18,238	—	21,493
Cleared	230,544	—	282,060	—
Total net amounts after netting adjustments and cash collateral	230,863	18,238	282,060	21,493
Derivative instruments not meeting netting requirements (1)	417	304	1,022	1,486
Total derivatives, at estimated fair value	$231,280	$18,542	$283,082	$22,979

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents, by type of hedged item, the net gains (losses) on derivatives and the related hedged items in qualifying fair-value hedging relationships and the impact on net interest income.

Three Months Ended September 30, 2021	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(66,161)	$(30,326)	$37,891	$(58,596)
Derivatives	58,792	32,609	(35,558)	55,843
Net changes in estimated fair value before price alignment interest	(7,369)	2,283	2,333	(2,753)
Price alignment interest (1)	22	10	(2)	30
Net interest settlements on derivatives (2)	(45,957)	(25,658)	27,351	(44,264)
Amortization/accretion of gains (losses) on active hedging relationships	—	1,114	44	1,158
Net gains (losses) on qualifying fair-value hedging relationships	(53,304)	(22,251)	29,726	(45,829)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(58)	(11,472)	—	(11,530)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(53,362)	$(33,723)	$29,726	$(57,359)

Three Months Ended September 30, 2020
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(104,009)	$(50,989)	$13,439	$(141,559)
Derivatives	99,757	53,325	(13,934)	139,148
Net changes in estimated fair value before price alignment interest	(4,252)	2,336	(495)	(2,411)
Price alignment interest (1)	92	73	(10)	155
Net interest settlements on derivatives (2)	(54,836)	(39,134)	15,069	(78,901)
Amortization/accretion of gains (losses) on active hedging relationships	1	1,263	751	2,015
Net gains (losses) on qualifying fair-value hedging relationships	(58,995)	(35,462)	15,315	(79,142)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	—	—
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(58,995)	$(35,462)	$15,315	$(79,142)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Nine Months Ended September 30, 2021	Advances	Investments	CO Bonds	Total
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$(299,081)	$(256,325)	$121,951	$(433,455)
Derivatives	293,540	266,802	(116,664)	443,678
Net changes in estimated fair value before price alignment interest	(5,541)	10,477	5,287	10,223
Price alignment interest (1)	58	27	(6)	79
Net interest settlements on derivatives (2)	(137,849)	(86,438)	61,588	(162,699)
Amortization/accretion of gains (losses) on active hedging relationships	—	5,274	206	5,480
Net gains (losses) on qualifying fair-value hedging relationships	(143,332)	(70,660)	67,075	(146,917)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	(170)	(24,264)	—	(24,434)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(143,502)	$(94,924)	$67,075	$(171,351)

Nine Months Ended September 30, 2020
Changes in estimated fair value:
Hedged items (attributable to risk being hedged)	$530,727	$589,234	$(26,013)	$1,093,948
Derivatives	(533,327)	(614,242)	28,821	(1,118,748)
Net changes in estimated fair value before price alignment interest	(2,600)	(25,008)	2,808	(24,800)
Price alignment interest (1)	732	474	(159)	1,047
Net interest settlements on derivatives (2)	(83,275)	(72,815)	43,844	(112,246)
Amortization/accretion of gains (losses) on active hedging relationships	(13)	1,902	2,084	3,973
Net gains (losses) on qualifying fair-value hedging relationships	(85,156)	(95,447)	48,577	(132,026)
Amortization/accretion of gains (losses) on discontinued fair-value hedging relationships	—	—	(36)	(36)
Net gains (losses) on derivatives and hedging activities in net interest income (3)	$(85,156)	$(95,447)	$48,541	$(132,062)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2021	2020	2021	2020
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$175	$11,994	$8,369	$(8,287)
Swaptions	—	—	—	(323)
Interest-rate caps/floors	(72)	(228)	(468)	236
Interest-rate forwards	(459)	(917)	2,353	(11,840)
Net interest settlements	(1,333)	(11,579)	(9,571)	(40,491)
MDCs	328	433	(2,696)	8,581
Net gains (losses) on derivatives in other income	$(1,361)	$(297)	$(2,013)	$(52,124)

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

September 30, 2021	Advances	Investments	CO Bonds
Amortized cost of hedged items (1)	$16,446,754	$9,141,491	$19,794,934

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$324,690	$(71,459)	$(100,409)
For discontinued fair-value hedging relationships	630	359,318	—
Total cumulative fair-value hedging basis adjustments on hedged items	$325,320	$287,859	$(100,409)

December 31, 2020
Amortized cost of hedged items (1)	$17,219,312	$9,882,225	$17,406,679

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$645,146	$501,865	$21,605
For discontinued fair-value hedging relationships	799	125,754	—
Total cumulative fair-value hedging basis adjustments on hedged items	$645,945	$627,619	$21,605

(1)    Includes only the portion of the amortized cost of the hedged items in qualifying fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at September 30, 2021 and December 31, 2020 totaled $641.4 billion and $746.8 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2021	December 31, 2020
Book value	$12,713,890	$16,617,079
Par value	12,715,399	16,620,486

Weighted average effective interest rate	0.05%	0.12%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2021		December 31, 2020
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$19,458,850	0.27	$31,126,310	0.29
Due after 1 year through 2 years	4,130,410	0.96	4,109,700	0.70
Due after 2 years through 3 years	3,001,900	0.68	1,753,010	1.34
Due after 3 years through 4 years	3,730,900	0.73	767,250	1.93
Due after 4 years through 5 years	5,420,250	1.06	837,300	1.13
Thereafter	7,514,000	2.13	4,652,000	2.91
Total CO bonds, par value	43,256,310	0.83	43,245,570	0.70
Unamortized premiums	87,809		87,133
Unamortized discounts	(11,725)		(12,703)
Unamortized concessions	(6,599)		(8,659)
Fair-value hedging basis adjustments, net	(100,409)		21,605
Total CO bonds	$43,225,386		$43,332,946
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2021	December 31, 2020
Non-callable / non-putable	$26,902,810	$36,809,070
Callable	16,353,500	6,436,500
Total CO bonds, par value	$43,256,310	$43,245,570

Year of Contractual Maturity or Next Call Date	September 30, 2021	December 31, 2020
Due in 1 year or less	$35,255,350	$34,272,810
Due after 1 year through 2 years	4,482,410	4,159,700
Due after 2 years through 3 years	652,900	1,608,010
Due after 3 years through 4 years	608,900	443,750
Due after 4 years through 5 years	437,750	563,300
Thereafter	1,819,000	2,198,000
Total CO bonds, par value	$43,256,310	$43,245,570

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2021	December 31, 2020
Fixed-rate	$33,086,810	$24,750,570
Step-up	628,500	15,000
Simple variable-rate	9,541,000	18,480,000
Total CO bonds, par value	$43,256,310	$43,245,570

Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2021	2020	2021	2020
Liability at beginning of period	$30,765	$36,661	$34,402	$38,084
Assessment (expense)	2,250	1,886	7,702	7,273
Subsidy usage, net (1)	(2,549)	(3,966)	(11,638)	(10,776)
Liability at end of period	$30,466	$34,581	$30,466	$34,581

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital stock outstanding	September 30, 2021	December 31, 2020
Class B-1	$968,869	$797,196
Class B-2	1,267,623	1,410,374
Total Class B	$2,236,492	$2,207,570

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2021	2020	2021	2020
Liability at beginning of period	$232,893	$299,704	$250,768	$322,902
Reclassification from capital stock	4,449	496	4,730	13,843
Redemptions/repurchases	(186,900)	(37,750)	(205,056)	(74,331)
Accrued distributions	—	4	—	40
Liability at end of period	$50,442	$262,454	$50,442	$262,454

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2021	December 31, 2020
Year 1 (1)(2)	$12,431	$9,274
Year 2	471	—
Year 3	9,873	26,723
Year 4	4,270	150,957
Year 5	23,397	32,791
Thereafter (3)	—	31,023
Total MRCS	$50,442	$250,768

(1)    Balances at September 30, 2021 and December 31, 2020 include $597 and $624, respectively, of Class B stock that had reached the end of the five-year redemption period but will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at September 30, 2021 includes $11,835 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be redeemed until the associated credit products and other obligations are no longer outstanding. Such amount was properly classified as "thereafter" as of December 31, 2020.
(3)    Represents the five-year redemption period of Class B stock held by certain captive insurance companies which began immediately upon their respective terminations of membership on February 19, 2021. Upon their respective terminations, we repurchased their excess stock totaling $18,063.

The following table presents the distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2021	2020	2021	2020
Recorded as interest expense	$312	$2,037	$2,345	$7,777
Recorded as distributions from retained earnings	13	4	97	40
Total	$325	$2,041	$2,442	$7,817

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2020 Form 10-K. As presented in the following table, we were in compliance with these requirements at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$973,066	$3,450,210	$630,661	$3,595,668

Total regulatory capital	$2,478,416	$3,450,210	$2,636,990	$3,595,668
Total regulatory capital-to-assets ratio	4.00%	5.57%	4.00%	5.45%

Leverage capital	$3,098,020	$5,175,315	$3,296,238	$5,393,502
Leverage ratio	5.00%	8.36%	5.00%	8.18%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, June 30, 2021	$214,952	$(21,528)	$193,424

OCI before reclassifications:
Net change in unrealized gains (losses)	(36,864)	—	(36,864)
Reclassifications from OCI to net income:
Pension benefits, net	—	(5,093)	(5,093)
Total other comprehensive income (loss)	(36,864)	(5,093)	(41,957)

Balance, September 30, 2021	$178,088	$(26,621)	$151,467

Balance, June 30, 2020	$20,002	$(24,111)	$(4,109)

OCI before reclassifications:
Net change in unrealized gains (losses)	77,290	—	77,290
Reclassifications from OCI to net income:
Pension benefits, net	—	867	867
Total other comprehensive income	77,290	867	78,157

Balance, September 30, 2020	$97,292	$(23,244)	$74,048

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains (losses)	41,167	—	41,167
Reclassifications from OCI to net income:
Pension benefits, net	—	4,898	4,898
Total other comprehensive income	41,167	4,898	46,065

Balance, September 30, 2021	$178,088	$(26,621)	$151,467

Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains (losses)	7,479	—	7,479
Reclassifications from OCI to net income:
Pension benefits, net	—	(807)	(807)
Total other comprehensive income (loss)	7,479	(807)	6,672

Balance, September 30, 2020	$97,292	$(23,244)	$74,048

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$49,655	$8,306	$57,961	$65,392	$(4,673)	$60,719
Provision for (reversal of) credit losses	—	(16)	(16)	—	124	124
Other income (loss)	(8,779)	(88)	(8,867)	(16,480)	(397)	(16,877)
Other expenses	23,016	3,902	26,918	22,992	3,901	26,893
Income (loss) before assessments	17,860	4,332	22,192	25,920	(9,095)	16,825
Affordable Housing Program assessments (credits)	1,816	434	2,250	2,796	(910)	1,886
Net income (loss)	$16,044	$3,898	$19,942	$23,124	$(8,185)	$14,939

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$177,792	$12,006	$189,798	$177,645	$13,688	$191,333
Provision for (reversal of) credit losses	—	28	28	—	172	172
Other income (loss)	(31,388)	(223)	(31,611)	(43,771)	(3,032)	(46,803)
Other expenses	71,356	12,130	83,486	67,601	11,800	79,401
Income (loss) before assessments	75,048	(375)	74,673	66,273	(1,316)	64,957
Affordable Housing Program assessments (credits)	7,739	(37)	7,702	7,405	(132)	7,273
Net income (loss)	$67,309	$(338)	$66,971	$58,868	$(1,184)	$57,684

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2021	$54,389,932	$7,570,462	$61,960,394
December 31, 2020	57,409,111	8,515,645	65,924,756

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

	September 30, 2021
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$1,953,744	$1,953,744	$1,953,744	$—	$—	$—
Interest-bearing deposits	100,041	100,041	100,000	41	—	—
Securities purchased under agreements to resell	4,200,000	4,200,000	—	4,200,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	4,858,818	4,858,818	—	4,858,818	—	—
AFS securities	9,319,579	9,319,579	—	9,319,579	—	—
HTM securities	4,496,595	4,510,359	—	4,510,359	—	—
Advances	26,958,039	26,929,765	—	26,929,765	—	—
Mortgage loans held for portfolio, net	7,570,462	7,839,709	—	7,809,902	29,807	—
Accrued interest receivable	75,813	75,813	—	75,813	—	—
Derivative assets, net	231,280	231,280	—	83,678	—	147,602
Grantor trust assets (2)	60,129	60,129	60,129	—	—	—

Liabilities:
Deposits	1,736,009	1,736,009	—	1,736,009	—	—
Consolidated obligations:
Discount notes	12,713,890	12,713,966	—	12,713,966	—	—
Bonds	43,225,386	43,615,928	—	43,615,928	—	—
Accrued interest payable	64,042	64,042	—	64,042	—	—
Derivative liabilities, net	18,542	18,542	—	380,881	—	(362,339)
MRCS	50,442	50,442	50,442	—	—	—

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

					Netting
September 30, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$4,858,818	$—	$4,858,818	$—	$—
Total trading securities	4,858,818	—	4,858,818	—	—
AFS securities:
GSE and TVA debentures	2,728,667	—	2,728,667	—	—
GSE MBS	6,590,912	—	6,590,912	—	—
Total AFS securities	9,319,579	—	9,319,579	—	—
Derivative assets:
Interest-rate related	231,199	—	83,597	—	147,602
MDCs	81	—	81	—	—
Total derivative assets, net	231,280	—	83,678	—	147,602
Other assets:
Grantor trust assets	60,129	60,129	—	—	—
Total assets at recurring estimated fair value	$14,469,806	$60,129	$14,262,075	$—	$147,602

Derivative liabilities:
Interest-rate related	$18,285	$—	$380,624	$—	$(362,339)
MDCs	257	—	257	—	—
Total derivative liabilities, net	18,542	—	380,881	—	(362,339)
Total liabilities at recurring estimated fair value	$18,542	$—	$380,881	$—	$(362,339)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,094,703	$—	$5,094,703	$—	$—
Total trading securities	5,094,703	—	5,094,703	—	—
AFS securities:
GSE and TVA debentures	3,503,137	—	3,503,137	—	—
GSE MBS	6,641,762	—	6,641,762	—	—
Total AFS securities	10,144,899	—	10,144,899	—	—
Derivative assets:
Interest-rate related	282,060	—	19,535	—	262,525
MDCs	1,022	—	1,022	—	—
Total derivative assets, net	283,082	—	20,557	—	262,525
Other assets:
Grantor trust assets	51,032	51,032	—	—	—
Total assets at recurring estimated fair value	$15,573,716	$51,032	$15,260,159	$—	$262,525

Derivative liabilities:
Interest-rate related	$22,979	$—	$762,997	$—	$(740,018)
MDCs	—	—	—	—	—
Total derivative liabilities, net	22,979	—	762,997	—	(740,018)
Total liabilities at recurring estimated fair value	$22,979	$—	$762,997	$—	$(740,018)

Mortgage loans held for portfolio (3)	$1,460	$—	$—	$1,460	$—
Total assets at non-recurring estimated fair value	$1,460	$—	$—	$1,460	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the fair-value adjustment was recorded during the nine months ended September 30, 2021.
(3)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2020.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2021
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$70,984	$303,170	$374,154
Unused lines of credit (1)	923,200	—	923,200
Commitments to fund additional advances (2)	33,000	—	33,000
Commitments to fund or purchase mortgage loans, net (3)	139,076	—	139,076
Unsettled CO bonds, at par	640,000	—	640,000

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

	September 30, 2021		December 31, 2020
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$433,736	19%	$426,003	17%
Advances	3,239,201	12%	5,397,433	18%

The par values at September 30, 2021 reflect changes in the composition of directors' financial institutions effective January 1, 2021, due to changes in board membership resulting from the 2020 director election.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net capital stock issuances (redemptions and repurchases)	$—	$450	$—	$78,071
Net advances (repayments)	(146,031)	(784,706)	(2,189,295)	(1,504,938)
Mortgage loan purchases	18,293	7,390	47,915	34,254

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. The following table presents the loans to/borrowings from other FHLBanks.

	Three Months Ended September 30,		Nine Months Ended September 30,
Loans to other FHLBanks	2021	2020	2021	2020
Principal repayments	$10,000	$60,000	$30,000	$80,000
Disbursements	(10,000)	(60,000)	(30,000)	(80,000)

There were no loans to or borrowings from other FHLBanks outstanding at September 30, 2021 or December 31, 2020.

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

Economy and Financial Markets. The federal government has enacted several financial relief programs to help offset declines in business and family incomes. The American Rescue Plan Act of 2021, the third major COVID-19 relief bill, was passed by the U.S. Congress in March 2021. This legislation provided significant financial relief to businesses and individuals affected by the COVID-19 pandemic, including extending unemployment assistance programs to September 6, 2021. Another major relief bill is currently under consideration by Congress.
In October 2021, the Bureau of Labor Statistics reported that the U.S. unemployment rate had declined to 4.8% in September 2021, compared to 5.9% in June 2021 and 6.7% in December 2020. If COVID-19 vaccines continue to be successfully administered and the virus, along with its variants, is effectively contained, business conditions are expected to continue to improve and the unemployment rate could continue to decline in the United States.

U.S. real gross domestic product ("GDP") increased at an annual rate of 2.0% (advance estimate) in the third quarter of 2021 after increasing at annual rates of 6.3% (revised) and 6.7% (revised) in the second and first quarters of 2021, according to the Bureau of Economic Analysis. Recent changes in unemployment rates and GDP reflect the continued economic recovery, reopening of establishments, and continued government response related to the COVID-19 pandemic.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. home sales declined by 4% in September of 2021, compared to September of 2020, attributed to low housing inventory levels and higher home prices in the third quarter of 2021.

Business closures and the resulting spike in unemployment during 2020 caused many homeowners to seek relief from their mortgage payments, resulting in higher rates of mortgage loan delinquency. Mortgage loan delinquency rates have declined in 2021 due to businesses reopening and reduced unemployment.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during the three and nine months ended September 30, 2021, principally the continued economic recovery from the COVID-19 pandemic and efforts in response by the Federal Reserve to maintain low short-term interest rates and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors.

On March 15, 2020, the FOMC lowered the federal funds rate to a target range of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity in many countries, including the United States. At its meeting in November 2021, the FOMC maintained the federal funds target range, and signaled that it would begin the process of gradually tapering its purchases of Treasury securities and Agency MBS, as the economic recovery remains broadly on track. While still characterizing inflation as transitory, Federal Reserve officials acknowledged that the supply chain disruptions have created sizeable price increases in some parts of the economy that could last longer than previously assumed.

The following table presents certain key interest rates.

	Three-Month Average		Nine-Month Average		Period End
	September 30,		September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Federal Funds Effective	0.09%	0.09%	0.08%	0.45%	0.06%	0.09%
SOFR	0.05%	0.09%	0.04%	0.45%	0.05%	0.07%
Overnight LIBOR	0.08%	0.08%	0.08%	0.46%	0.08%	0.08%
1-week OIS	0.09%	0.09%	0.08%	0.45%	0.08%	0.09%
3-month LIBOR	0.13%	0.25%	0.16%	0.79%	0.13%	0.24%
3-month U.S. Treasury yield	0.04%	0.11%	0.04%	0.44%	0.04%	0.07%
2-year U.S Treasury yield	0.22%	0.14%	0.18%	0.47%	0.28%	0.12%
10-year U.S. Treasury yield	1.32%	0.65%	1.41%	0.90%	1.49%	0.92%

The averages of short-term interest rates remained low and generally were even lower or little changed in the three and nine months ended September 30, 2021, compared to the same periods in 2020, impacting the Bank's results of operations, primarily by decreasing both interest income and interest expense. However, longer-term interest rates, while still relatively low, have increased in the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020. Changes in the short- and long-term interest rates also impacted the fair values of certain assets and liabilities. The prevailing expectation of prolonged low interest rates will likely continue to be a significant factor driving the Bank's results of operations and changes in its financial condition.

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

Selected Financial Data

The following table presents a summary of selected financial information ($ amounts in millions).

	As of and for the Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Statement of Condition:
Advances	$26,958	$27,633	$29,784	$31,347	$31,264
Mortgage loans held for portfolio, net	7,570	7,737	8,057	8,516	9,237
Cash and short-term investments	8,329	7,268	8,873	5,627	5,639
Investment securities	18,675	19,689	19,480	19,941	19,695
Total assets	61,960	62,771	66,680	65,925	66,342

Discount notes	12,714	14,445	17,573	16,617	19,462
CO bonds	43,225	42,363	42,794	43,333	41,148
Total consolidated obligations	55,939	56,808	60,367	59,950	60,610

MRCS	50	233	233	251	262

Capital stock	2,237	2,234	2,214	2,208	2,224
Retained earnings	1,163	1,157	1,153	1,137	1,124
AOCI	151	193	180	105	74
Total capital	3,551	3,584	3,547	3,450	3,422

Statement of Income:
Net interest income	$58	$57	$75	$72	$61
Provision for (reversal of) credit losses	—	—	—	—	—
Other income (loss)	(9)	(10)	(13)	(9)	(17)
Other expenses	27	28	28	30	27
AHP assessments	2	2	4	4	2
Net income	$20	$17	$30	$29	$15

Selected Financial Ratios:
Net interest margin (1)	0.37%	0.36%	0.44%	0.43%	0.35%
Return on average equity (2)	2.22%	1.94%	3.40%	3.49%	1.70%
Return on average assets (2)	0.13%	0.11%	0.18%	0.18%	0.08%

Weighted average dividend rate (3)	2.35%	2.57%	2.50%	3.00%	3.50%
Dividend payout ratio (4)	65.59%	81.59%	46.70%	55.32%	126.01%

Average equity to average assets	5.67%	5.47%	5.24%	5.19%	4.86%
Total capital ratio (5)	5.73%	5.71%	5.32%	5.23%	5.16%
Total regulatory capital ratio (6)	5.57%	5.77%	5.40%	5.45%	5.44%
(1)    Annualized net interest income expressed as a percentage of average interest-earning assets.
(2)    Annualized, as appropriate.
(3)    Dividends paid in cash during the period divided by the average amount of Class B capital stock eligible for dividends under our capital plan, excluding MRCS.
(4)    Dividends paid in cash during the period divided by net income for the period. By dividing dividends paid in cash during the period by the net income for the prior period, the dividend payout ratios for each of the three months ended September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020 would be 76%, 47%, 46%, 112% and 143%, respectively.
(5)    Capital stock plus retained earnings and AOCI expressed as a percentage of total assets.
(6)    Capital stock plus retained earnings and MRCS expressed as a percentage of total assets.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$58	$61	$(3)	(5)%	$190	$191	$(1)	(1)%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	58	61	(3)	(4)%	190	191	(1)	(1)%
Other income (loss)	(9)	(17)	8		(32)	(47)	15
Other expenses	27	27	—		83	79	4
Income before assessments	22	17	5	32%	75	65	10	15%
AHP assessments	2	2	—		8	7	1
Net income	20	15	5	33%	67	58	9	16%
Total other comprehensive income (loss)	(42)	78	(120)		46	6	40

Total comprehensive income (loss)	$(22)	$93	$(115)	(124)%	$113	$64	$49	76%

Net income for the three months ended September 30, 2021 was $19.9 million, an increase of $5.0 million compared to the corresponding period in the prior year. The increase was primarily due to lower but still accelerated amortization of purchase premium resulting from lower but still elevated prepayments on mortgage loans, partially offset by lower net interest income resulting from the decline in average asset balances.

Net income for the nine months ended September 30, 2021 was $67.0 million, an increase of $9.3 million compared to the corresponding period in the prior year. The increase was primarily due to net hedging gains on qualifying fair-value hedging relationships and lower but still accelerated amortization of purchase premium, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Total other comprehensive loss for the three months ended September 30, 2021 was $42.0 million, a decrease of $120.1 million compared to the corresponding period in the prior year. The decrease was due to net unrealized losses on AFS securities in the current period compared to net unrealized gains in the corresponding period in the prior year.

Total other comprehensive income for the nine months ended September 30, 2021 was $46.1 million, an increase of $39.4 million compared to the corresponding period in the prior year. The increase was due to higher net unrealized gains on AFS securities in the current period.

Adjusted Net Income, a Non-GAAP Financial Measure

The Bank reports its results of operations in accordance with GAAP. Management believes that a non-GAAP financial measure may also be useful to shareholders and other stakeholders as a key measure of its operating performance. Such measure can also provide additional insights into period-to-period comparisons of the Bank's operating results beyond its GAAP results, which are impacted by temporary changes in fair value and other factors driven by market volatility that hinder consistent performance measurement. As a result, the Bank is reporting adjusted net income as a non-GAAP financial measure.

Adjusted net income represents GAAP net income adjusted to exclude: (i) the mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on MRCS, (iii) realized gains and losses on sales of investment securities, and (iv) at the discretion of management, other eligible non-routine transactions. These adjustments reflect (i) the temporary nature of fair-value and certain other hedging gains (losses) due to the Bank's practice of holding its financial instruments to maturity, (ii) the reclassification of interest on MRCS as dividends, (iii) the sale of investment securities, primarily for liquidity purposes or to reduce exposure to LIBOR-indexed instruments, the gains (losses) on which arise from accelerating the recognition of future income (expense), and (iv) any other eligible non-routine transactions that management determines can provide additional insights into period-to-period comparisons of the Bank’s operating results beyond its GAAP results.

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

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income	2021	2020	2021	2020
GAAP net income	$19.9	$14.9	$67.0	$57.7
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	2.8	2.4	(10.2)	24.6
Amortization/accretion of (gains) losses on active and discontinued fair-value hedging relationships (2)	11.5	(0.6)	24.4	(1.8)
Trading (gains) losses, net of economic hedging gains (losses) (3)	7.7	5.6	26.9	4.9
Net unrealized (gains) losses on other economic hedges	0.4	1.9	0.8	1.2
Net realized (gains) on sales of investment securities	—	(0.5)	—	(0.5)
Interest expense on MRCS	0.3	2.0	2.3	7.8
Total adjustments	22.7	10.8	44.2	36.2

AHP assessments on adjustments	(2.2)	(0.9)	(4.2)	(2.8)

Adjusted net income (non-GAAP measure)	$40.4	$24.8	$107.0	$91.1

(1)     Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments on hedged items.
(3)     Includes both (i) unrealized (gains) losses on trading securities and (ii) realized (gains) losses on maturities of trading securities.

Adjusted net income for the three months ended September 30, 2021 was $40.4 million, an increase of $15.6 million compared to the corresponding period in the prior year. The increase was primarily due to lower accelerated amortization of purchase premium resulting from lower prepayments on mortgage loans, partially offset by lower net interest income resulting from the decline in average asset balances.

Adjusted net income for the nine months ended September 30, 2021 was $107.0 million, an increase of $15.9 million compared to the corresponding period in the prior year. The increase was primarily due to higher earnings (excluding net gains and losses) on trading securities and lower accelerated amortization of purchase premium, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Changes in Financial Condition for the Nine Months Ended September 30, 2021. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2021	December 31, 2020	$ Change	% Change
Advances	$26,958	$31,347	$(4,389)	(14)%
Mortgage loans held for portfolio, net	7,570	8,516	(946)	(11)%
Cash and short-term investments (1)	8,329	5,627	2,702	48%
Investment securities and other assets (2)	19,103	20,435	(1,332)	(7)%
Total assets	$61,960	$65,925	$(3,965)	(6)%

Consolidated obligations	$55,939	$59,950	$(4,011)	(7)%
MRCS	50	251	(201)	(80)%
Other liabilities	2,420	2,274	146	6%
Total liabilities	58,409	62,475	(4,066)	(7)%

Capital stock	2,237	2,208	29	1%
Retained earnings (3)	1,163	1,137	26	2%
AOCI	151	105	46	44%
Total capital	3,551	3,450	101	3%

Total liabilities and capital	$61,960	$65,925	$(3,965)	(6)%

Total regulatory capital (4)	$3,450	$3,596	$(146)	(4)%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at September 30, 2021 and December 31, 2020 of $282 million and $268 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at September 30, 2021 were $62.0 billion, a net decrease of $4.0 billion, or 6%, from December 31, 2020, driven primarily by a net decrease in advances, partially offset by a net increase in the liquidity portfolio.

Advances outstanding at September 30, 2021, at carrying value, totaled $27.0 billion, a net decrease of $4.4 billion, or 14%, from December 31, 2020. The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 19% and 6%, respectively.

Mortgage loans held for portfolio at September 30, 2021 totaled $7.6 billion, a net decrease of $946 million, or 11%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases from its members during the period.
The liquidity portfolio at September 30, 2021 totaled $13.2 billion, a net increase of $2.5 billion, or 23%, from December 31, 2020. Cash and short-term investments increased by $2.7 billion, or 48%, to $8.3 billion. U.S. Treasury securities, classified as trading securities, decreased by $236 million, or 5%, to $4.9 billion. As a result, cash and short-term investments represented 63% of the liquidity portfolio at September 30, 2021, while U.S. Treasury securities represented 37%.

FHLBank Indianapolis' consolidated obligations outstanding at September 30, 2021 totaled $55.9 billion, a net decrease of $4.0 billion, or 7%, from December 31, 2020, which reflected the net decrease in the Bank's total assets.

Total capital at September 30, 2021 was $3.6 billion, a net increase of $101 million, or 3%, from December 31, 2020.
The Bank's regulatory capital-to-assets ratio at September 30, 2021 was 5.57%, which exceeds all applicable regulatory capital requirements.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$6,344	$2	0.08%	$5,945	$2	0.09%
Investment securities (3)	19,218	41	0.84%	19,860	56	1.12%
Advances (4)	28,378	20	0.29%	32,990	45	0.54%
Mortgage loans held for portfolio (4) (5)	7,660	44	2.28%	9,673	48	1.99%
Other assets (interest-earning) (6)	671	—	0.08%	1,528	—	0.09%
Total interest-earning assets	62,271	107	0.68%	69,996	151	0.86%
Other assets (7)	476			(639)
Total assets	$62,747			$69,357

Liabilities and Capital:
Interest-bearing deposits	$1,677	—	0.01%	$1,264	—	0.01%
Discount notes	13,350	2	0.05%	24,479	11	0.18%
CO bonds (4)	43,282	47	0.43%	38,965	77	0.79%
MRCS	174	—	0.71%	280	2	2.90%
Total interest-bearing liabilities	58,483	49	0.33%	64,988	90	0.55%
Other liabilities	707			999
Total capital	3,557			3,370
Total liabilities and capital	$62,747			$69,357

Net interest income		$58			$61

Net spread on interest-earning assets less interest-bearing liabilities (1) (2)			0.35%			0.31%

Net interest margin (1) (8)			0.37%			0.35%

Average interest-earning assets to interest-bearing liabilities	1.06			1.08

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,281	$3	0.06%	$5,450	$21	0.52%
Investment securities (3)	19,615	140	0.95%	19,913	205	1.37%
Advances (4)	29,000	85	0.39%	33,977	291	1.14%
Mortgage loans held for portfolio (4) (5)	7,937	125	2.10%	10,277	189	2.46%
Other assets (interest-earning) (6)	767	—	0.07%	1,563	5	0.46%
Total interest-earning assets	64,600	353	0.73%	71,180	711	1.34%
Other assets (7)	653			55
Total assets	$65,253			$71,235

Liabilities and Capital:
Interest-bearing deposits	$1,628	—	0.01%	$1,392	3	0.27%
Discount notes	16,187	8	0.06%	24,772	111	0.60%
CO bonds (4)	42,943	153	0.48%	40,503	398	1.31%
MRCS	216	2	1.45%	302	8	3.44%
Total interest-bearing liabilities	60,974	163	0.36%	66,969	520	1.04%
Other liabilities	720			1,020
Total capital	3,559			3,246
Total liabilities and capital	$65,253			$71,235

Net interest income		$190			$191

Net spread on interest-earning assets less interest-bearing liabilities (1) (2)			0.37%			0.30%

Net interest margin (1) (8)			0.39%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.06			1.06

(1)    Includes hedging gains (losses) on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
(2)    Annualized.
(3)    Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense and average yield/cost of funds includes all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedging relationships and amortization of hedge accounting basis adjustment. Excludes net interest payment or receipts on derivatives in economic hedging relationships.
(4)    Interest income/expense and average yield/cost of funds include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships.
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

The decrease in net interest income for the three months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to the decline in average asset balances, partially offset by lower but still accelerated amortization of purchase premium resulting from lower prepayments on mortgage loans. Net interest income for the three months ended September 30, 2021 included net hedging losses of $3 million, compared to net hedging losses for the corresponding period in 2020 of $2 million.

The decrease in net interest income for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to lower interest income on the portion of the Bank's assets funded by its capital, narrower interest spreads, and the decline in average asset balances, substantially offset by net hedging gains on qualifying fair-value hedging relationships and lower but still accelerated amortization of purchase premium. Net interest income for the nine months ended September 30, 2021 included net hedging gains of $10 million, compared to net hedging losses for the corresponding period in 2020 of $25 million.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended September 30, 2021 was 0.68%, a decrease of 18 bps compared to the corresponding period in 2020, resulting primarily from decreases in market interest rates that led to lower yields on substantially all of our interest-earning assets. The yield on mortgage loans held for portfolio increased due to lower but still accelerated amortization of purchase premium resulting from lower but still elevated prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended September 30, 2021 was 0.33%, a decrease of 22 bps due to lower funding costs on our consolidated obligations. The net effect was an increase in the overall net interest spread under GAAP of 4 bps to 0.35% from 0.31% for the corresponding period in 2020.

The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2021 was 0.73%, a decrease of 61 bps compared to the corresponding period in 2020, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2021 was 0.36%, a decrease of 68 bps due to lower funding costs on our consolidated obligations. The net effect was an increase in the overall net interest spread under GAAP of 7 bps to 0.37% from 0.30% for the corresponding period in 2020.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended September 30, 2021 decreased by 11% compared to the corresponding period in 2020. The average balances of advances and mortgage loans decreased by 14% and 21%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 24%.

The average balances outstanding of interest-earning assets for the nine months ended September 30, 2021 decreased by 9% compared to the corresponding period in 2020. The average balances of advances and mortgage loans decreased by 15% and 23%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 14%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities (1)	$6	$(28)	$(23)	$(19)
Net realized gains (losses) on trading securities (1)	(14)	9	(13)	21
Net gains (losses) on derivatives hedging trading securities	1	14	9	(7)
Net gains (losses) on trading securities, net of associated derivatives	(7)	(5)	(27)	(5)
Net interest settlements on derivatives	(2)	(12)	(10)	(40)
Net gains (losses) on other derivatives not designated as hedging instruments	—	(2)	(1)	(5)
Net realized gains from sale of available-for-sale securities	—	1	—	1
Change in fair value of investments indirectly funding our SERP	—	1	3	—
Other, net	—	—	3	2

Total other income (loss)	$(9)	$(17)	$(32)	$(47)

(1)    Before impact of associated derivatives.

The decreases in total other loss for the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020 were primarily due to lower net interest settlements on derivatives, partially offset by higher net losses on trading securities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2021	2020	2021	2020
Compensation and benefits	$14	$15	$44	$44
Other operating expenses	7	8	22	23
Finance Agency and Office of Finance	4	2	9	7
Other	2	2	8	5

Total other expenses	$27	$27	$83	$79

The net increase in total other expenses for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to higher non-service costs associated with our SERP.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended September 30, 2021 consisted primarily of net unrealized losses on AFS securities, compared to net unrealized gains on AFS securities for the corresponding period in 2020.

Total OCI for the nine months ended September 30, 2021 and 2020 consisted substantially of net unrealized gains on AFS securities. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility, which were magnified by the disruptions in the financial markets during 2020.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2021	2020	2021	2020
Net interest income	$50	$65	$178	$177
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(9)	(17)	(31)	(44)
Other expenses	23	23	72	68
Income before assessments	18	25	75	65
AHP assessments	2	2	8	7

Net income	$16	$23	$67	$58

The decrease in net income for the traditional segment for the three months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to lower net interest income resulting from the decline in average asset balances.

The increase in net income for the traditional segment for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from narrower interest spreads and the decline in average asset balances.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2021	2020	2021	2020
Net interest income	$8	$(4)	$12	$14
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	(3)
Other expenses	4	4	12	12
Income (loss) before assessments	4	(8)	—	(1)
AHP assessments (credits)	—	—	—	—

Net income (loss)	$4	$(8)	$—	$(1)

The increase in net income for the mortgage loans segment for the three months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to lower but still accelerated amortization of purchase premium resulting from lower but still elevated MPP loan prepayments.

The increase in net income for the mortgage loans segment for the nine months ended September 30, 2021 compared to the corresponding period in 2020 was primarily due to lower but still accelerated amortization of purchase premium, resulting from lower but still elevated MPP loan prepayments, and hedging losses in 2020, substantially offset by lower net interest income resulting from the decline in average MPP loan balances.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2021		December 31, 2020
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$26,958	44%	$31,347	48%
Mortgage loans held for portfolio, net	7,570	12%	8,516	13%
Cash and short-term investments	8,329	13%	5,627	9%
Trading securities	4,859	8%	5,095	8%
Other investment securities	13,816	22%	14,846	22%
Other assets (1)	428	1%	494	—%

Total assets	$61,960	100%	$65,925	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at September 30, 2021 changed compared to December 31, 2020 in that advances as a percent of total assets declined from 48% to 44% while cash and short-term investments increased from 9% to 13%, reflecting primarily the paydowns of short-term advances.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2021 at carrying value totaled $27.0 billion, a net decrease of $4.4 billion, or 14%, compared to December 31, 2020. The high levels of liquidity injected by the Federal Reserve and held by our members as deposits, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and governmental relief efforts continue to pressure overall advance levels.
Advances to depository institutions, as a percent of total advances outstanding at par value, were 54% at September 30, 2021, while advances to insurance companies were 46%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2021		December 31, 2020
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions (1)	$11,766	44%	$14,749	48%
Credit unions	2,268	9%	2,548	8%
Former members - depositories	254	1%	268	1%
Total depository institutions	14,288	54%	17,565	57%

Insurance companies:
Captive insurance companies (2)	263	1%	288	1%
Other insurance companies	12,067	45%	12,832	42%
Former members - insurance companies	5	—%	6	—%
Total insurance companies	12,335	46%	13,126	43%

CDFIs	—	—%	—	—%

Total advances outstanding	$26,623	100%	$30,691	100%

(1)    Includes advances outstanding at September 30, 2021 and December 31, 2020 of $2.5 billion, or 9%, and $4.6 billion, or 15%, of total advances outstanding, respectively, to Flagstar Bank, FSB ("Flagstar"). The parent company of Flagstar announced a merger pursuant to which Flagstar would merge with a non-member depository. On the effective date of Flagstar's merger, any outstanding advances will be required to be repaid at their respective maturity dates. For more information, see Item 1A. Risk Factors.
(2)    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer are not required to be repaid prior to their various maturity dates through 2024.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	September 30, 2021		December 31, 2020
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Fixed-rate (1)
Due in 1 year or less	$6,797	26%	$10,023	33%
Due after 1 year	6,562	25%	7,998	26%
Total	13,359	51%	18,021	59%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 year	8,097	30%	7,252	24%
Total	8,097	30%	7,252	24%

Other (2)
Due in 1 year or less	23	—%	32	—%
Due after 1 year	129	—%	147	—%
Total	152	—%	179	—%

Total fixed-rate	21,608	81%	25,452	83%

Variable-rate:
Variable-rate (1)
Due in 1 year or less	10	—%	24	—%
Due after 1 year	—	—%	—	—%
Total	10	—%	24	—%

Callable or prepayable
Due in 1 year or less	36	—%	36	—%
Due after 1 year	4,939	19%	5,179	17%
Total	4,975	19%	5,215	17%

Total variable-rate	4,985	19%	5,239	17%

Overdrawn demand and overnight deposit accounts	30	—%	—	—%

Total advances	$26,623	100%	$30,691	100%

(1)     Includes advances without call or put options.
(2)    Includes callable or prepayable advances and hybrid, fixed-rate amortizing/mortgage matched advances.

During the nine months ended September 30, 2021, the par value of advances due in one year or less decreased by 32%, while advances due after one year decreased by 4%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 26% at September 30, 2021, a decrease from 33% at December 31, 2020. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at September 30, 2021, at carrying value, totaled $7.6 billion, a net decrease of $946 million, or 11%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases. For the nine months ended September 30, 2021, purchases of mortgage loans from the Bank's members under Advantage MPP totaled $1.6 billion, while MPP and MPF program repayments totaled $2.3 billion. In addition to low interest rates, Federal Reserve purchases of Fannie Mae and Freddie Mac MBS encouraged refinancing activity by borrowers.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	September 30, 2021		December 31, 2020
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$6,786	92%	$7,529	90%
Conventional Original	324	4%	417	5%
FHA	166	2%	218	3%
Total MPP	7,276	98%	8,164	98%

MPF Program:
Conventional	87	2%	123	2%
Government	28	—%	36	—%
Total MPF Program	115	2%	159	2%

Total mortgage loans held for portfolio	$7,391	100%	$8,323	100%

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. Our estimate of MPP losses remaining after borrower's equity, but before credit enhancements, was $5 million and $10 million at September 30, 2021 and December 31, 2020, respectively. After consideration of the portion recoverable under the associated credit enhancements, the resulting allowance was less than $1 million at September 30, 2021 and December 31, 2020. For more information, see Notes to Financial Statements - Note 5 - Mortgage Loans Held for Portfolio.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP in response to the COVID-19 pandemic. Under the forbearance program, our servicers can agree to reduce or suspend the borrower's monthly payments for a specified period. We issued additional guidelines to provide delegated authority to our servicers so they may extend forbearance periods and establish qualified forbearance resolution plans within our established parameters. We also authorized the suspension of foreclosure sales (with certain exceptions) through July 31, 2021, suspension of evictions through September 30, 2021 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees.

The UPB of our conventional mortgage loans in COVID-19-related informal forbearance programs declined by $74 million from $112 million at December 31, 2020 to $38 million at September 30, 2021 as a result of borrowers becoming current, repaying their loans in full, or moving to a COVID-19-related formal forbearance program. The UPB of loans in COVID-19-related formal forbearance programs increased by $18 million from $12 million at December 31, 2020 to $30 million at September 30, 2021.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	September 30, 2021	December 31, 2020	Change
Cash and short-term investments:
Cash and due from banks	$1,954	$1,812	$142
Interest-bearing deposits	100	100	—
Securities purchased under agreements to resell	4,200	2,500	1,700
Federal funds sold	2,075	1,215	860
Total cash and short-term investments	8,329	5,627	2,702

Trading securities:
U.S. Treasury obligations	4,859	5,095	(236)
Total trading securities	4,859	5,095	(236)

Other investment securities:
AFS securities:
GSE and TVA debentures	2,729	3,503	(774)
GSE MBS	6,590	6,642	(52)
Total AFS securities	9,319	10,145	(826)

HTM securities:
Other U.S. obligations - guaranteed MBS	2,738	2,623	115
GSE MBS	1,759	2,078	(319)
Total HTM securities	4,497	4,701	(204)

Total investment securities	18,675	19,941	(1,266)

Total cash and investments, carrying value	$27,004	$25,568	$1,436

Cash and Short-Term Investments. Cash and short-term investments at September 30, 2021 totaled $8.3 billion, an increase of $2.7 billion, or 48%, from December 31, 2020. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities outstanding at September 30, 2021 totaled $4.9 billion, a decrease of $236 million, or 5%, from December 31, 2020.

Other Investment Securities. AFS securities at September 30, 2021 totaled $9.3 billion, a net decrease of $826 million, or 8%, from December 31, 2020. The decrease resulted from changes in the fair-value hedging basis adjustments associated with these securities and principal payments on GSE and TVA debentures.

Net unrealized gains on AFS securities at September 30, 2021 totaled $178 million, a net increase of $41 million compared to December 31, 2020, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2021 totaled $4.5 billion, a net decrease of $204 million, or 4%, from December 31, 2020. The decrease resulted from principal payments on these securities.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2021		December 31, 2020
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$4,859	100%	$5,095	100%

Total trading securities	$4,859	100%	$5,095	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$2,683	29%	$3,463	35%
Total MBS fixed-rate	6,458	71%	6,545	65%

Total AFS securities	$9,141	100%	$10,008	100%

HTM Securities:
MBS:
Fixed-rate	$227	5%	$283	6%
Variable-rate	4,270	95%	4,418	94%
Total MBS	4,497	100%	4,701	100%

Total HTM securities	$4,497	100%	$4,701	100%

Total AFS and HTM securities:
Total fixed-rate	$9,368	69%	$10,291	70%
Total variable-rate	4,270	31%	4,418	30%

Total AFS and HTM securities	$13,638	100%	$14,709	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2021 changed slightly from December 31, 2020, primarily due to principal payments on fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities.

Deposits (Liabilities). Total deposits at September 30, 2021 were $1.7 billion, a net increase of $361 million, or 26%, from December 31, 2020. These deposits represent a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The carrying value of consolidated obligations outstanding at September 30, 2021 totaled $55.9 billion, a net decrease of $4.0 billion, or 7%, from December 31, 2020. Such decrease reflected the net decrease in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2021		December 31, 2020
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$12,715	22%	$16,620	28%
CO bonds	19,459	35%	31,127	52%
Total due in 1 year or less	32,174	57%	47,747	80%
Long-term CO bonds	23,798	43%	12,119	20%

Total consolidated obligations	$55,972	100%	$59,866	100%

The mix of our funding has changed significantly. The percentage of consolidated obligations due in 1 year or less decreased from 80% at December 31, 2020 to 57% at September 30, 2021 as the Bank took advantage of market opportunities to replace maturing short-term debt with long-term callable debt at favorable terms. As a result, long-term CO bonds increased from 20% of total consolidated obligations at December 31, 2020 to 43% at September 30, 2021. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2021	December 31, 2020
Advances	$17,355	$16,573
Investments	14,307	15,035
Mortgage loans	280	361
CO bonds	20,530	17,473
Discount notes	600	950

Total notional	$53,072	$50,392

The increase in the total notional amount during the nine months ended September 30, 2021 of $2.7 billion, or 5%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by the increase in long-term CO bonds outstanding.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

September 30, 2021	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$325	$288	$100	$713
Estimated fair value of associated derivatives, net	(327)	(1)	(93)	(421)

Net cumulative fair-value hedging basis adjustments	$(2)	$287	$7	$292

Total Capital. The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2021	December 31, 2020
Capital stock	63%	64%
Retained earnings	33%	33%
AOCI	4%	3%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at September 30, 2021 compared to December 31, 2020 were primarily due to an increase in unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2021	December 31, 2020
Total GAAP capital	$3,551	$3,450
Exclude: AOCI	(151)	(105)
Add: MRCS	50	251
Total regulatory capital	$3,450	$3,596
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at September 30, 2021 totaled $8.3 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at September 30, 2021 totaled $4.9 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at September 30, 2021 totaled $13.2 billion, or 21% of total assets. The level of our liquidity fluctuates and is influenced by regulatory requirements, actual and anticipated member advance activity and market conditions.

During the nine months ended September 30, 2021, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $216.5 billion.

Changes in Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2021 was $281 million, compared to net cash used in operating activities for the nine months ended September 30, 2020 of $407 million. The net change in cash provided by operating activities of $688 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	September 30, 2021		December 31, 2020
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,130	50%	$1,108	45%
Credit unions	303	13%	298	12%
Total depository institutions	1,433	63%	1,406	57%
Insurance companies	804	35%	802	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,237	98%	2,208	90%

MRCS:
Captive insurance companies (1)	12	1%	31	1%
Former members	38	1%	220	9%

Total MRCS	50	2%	251	10%

Total regulatory capital stock	$2,287	100%	$2,459	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18.1 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	September 30, 2021	December 31, 2020
Member capital stock not subject to outstanding redemption requests	$842	$605
Member capital stock subject to outstanding redemption requests	11	—
MRCS	28	225

Total excess capital stock	$881	$830

Excess stock as a percentage of regulatory capital stock	39%	34%

The increase in excess stock during the nine months ended September 30, 2021 resulted substantially from the reduction in advances outstanding.

On July 29, 2021, our board of directors authorized the repurchase of $181 million par value of excess MRCS held by former members or their successors-in-interest. The repurchase occurred on September 2, 2021.

In addition, we repurchased $11.3 million par value of excess stock subject to outstanding redemption requests on September 2, 2021.

Finance Agency rules limit the ability of an FHLBank to pay dividends in the form of additional shares of capital stock or otherwise issue excess stock under certain circumstances, including when its total excess stock exceeds 1% of total assets or if the issuance of excess stock would cause total excess stock to exceed 1% of total assets. Our excess stock at September 30, 2021 was 1.42% of our total assets. Therefore, as a result of these regulatory limitations, we are currently not permitted to distribute stock dividends or issue excess stock to our members, should we choose to do so.

Capital Distributions. On October 28, 2021, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.25% and on Class B-1 non-activity-based stock at an annualized rate of 1.00%, resulting in a spread between the rates of 2.25 percentage points. The overall weighted-average annualized rate declared was 2.25%. The dividends were paid in cash on October 29, 2021.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. As presented in the following table, we were in compliance with the risk-based capital requirement at September 30, 2021 and December 31, 2020 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2021	December 31, 2020
Credit risk	$155	$158
Market risk	594	327
Operations risk	224	146

Total risk-based capital requirement	$973	$631

Permanent capital	$3,450	$3,596

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates and option adjusted spreads and changes in the composition of our balance sheet. Our permanent capital at September 30, 2021 remained well in excess of our total risk-based capital requirement.

Off-Balance Sheet Arrangements

At September 30, 2021, principal previously paid in full by our MPP servicers totaling less than $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for loan losses. For more information, see Notes to Financial Statements - Note 6 - Mortgage Loans Held for Portfolio in our 2020 Form 10-K.

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

Legislative and Regulatory Developments.

Finance Agency.

FHLBank Membership Supervisory Letter. On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo CDFI, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with "Financial Condition" Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. The Bank continues to evaluate the Supervisory Letter and its effect on Bank membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be "liquidated in due course" in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the Finance Agency and HUD announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks.

The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

COVID-19 Developments.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. The Bank continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

Legislative Developments.

Affordable Housing. Congress continues to consider a legislative proposal, recently as part of the Congressional budget reconciliation process, that, if enacted in its proposed form, would require the FHLBanks to increase the contribution to their affordable housing programs, in each year from 2022 to 2027, to 15% of their net income for the preceding year, an increase from the current level of 10% (with the aggregate annual contributions from the FHLBanks unchanged at no less than $100,000,000). The FHLBanks continue to actively monitor the proposal.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2021, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

September 30, 2021	AA	A	Total
Domestic	$—	$100	$100
Australia	960	—	960
Canada	—	500	500
Netherlands	—	615	615
Total unsecured credit exposure	$960	$1,215	$2,175

A Finance Agency regulation provides that the total amount of our investments in MBS and ABS, calculated using amortized historical cost, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS and ABS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS or ABS until these outstanding investments were within the capital limitation. At September 30, 2021, these investments totaled 312% of total regulatory capital due to the reduction in total regulatory capital resulting from the repurchases of excess stock on September 2, 2021 totaling $192.3 million. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream. However, we do not expect our ratio to fall below 300% until some time in 2022. As a result, the opportunity to further enhance our earnings will not be available until we are again permitted to purchase these investments.

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

					Below
					Investment
September 30, 2021	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	4,200	—	—	—	4,200
Federal funds sold	—	960	1,115	—	—	2,075
Total short-term investments	—	5,160	1,215	—	—	6,375

Trading securities:
U.S. Treasury obligations	—	4,859	—	—	—	4,859
Total trading securities	—	4,859	—	—	—	4,859

Other investment securities:
GSE and TVA debentures	—	2,729	—	—	—	2,729
GSE MBS	—	8,350	—	—	—	8,350
Other U.S. obligations - guaranteed RMBS	—	2,737	—	—	—	2,737
Total other investment securities	—	13,816	—	—	—	13,816

Total investments, carrying value	$—	$23,835	$1,215	$—	$—	$25,050

Percentage of total	—%	95%	5%	—%	—%	100%

					Below
					Investment
December 31, 2020	AAA	AA	A	BBB	Grade	Total
Short-term investments:
Interest-bearing deposits	$—	$—	$100	$—	$—	$100
Securities purchased under agreements to resell	—	2,500	—	—	—	2,500
Federal funds sold	—	100	1,115	—	—	1,215
Total short-term investments	—	2,600	1,215	—	—	3,815

Trading securities:
U.S. Treasury obligations	—	5,095	—	—	—	5,095
Total trading securities	—	5,095	—	—	—	5,095

Other investment securities:
GSE and TVA debentures	—	3,503	—	—	—	3,503
GSE MBS	—	8,720	—	—	—	8,720
Other U.S. obligations - guaranteed RMBS	—	2,623	—	—	—	2,623
Total other investment securities	—	14,846	—	—	—	14,846

Total investments, carrying value	$—	$22,541	$1,215	$—	$—	$23,756

Percentage of total	—%	95%	5%	—%	—%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended September 30, 2021
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$4	$216	$220
Additions	—	5	5
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$4	$221	$225

	Nine Months Ended September 30, 2021
LRA Activity	Original	Advantage	Total
Liability, beginning of period	$4	$203	$207
Additions	—	18	18
Claims paid	—	—	—
Distributions to PFIs	—	—	—
Liability, end of period	$4	$221	$225

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

September 30, 2021	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$63	$—	$—	$—
Cleared derivatives (1)	9,900	3	77	80
Liability positions with credit exposure
Uncleared derivatives - A	199	(5)	5	—
Cleared derivatives (1)	14,956	(3)	154	151
Total derivative positions with credit exposure to non-member counterparties	25,118	(5)	236	231
Total derivative positions with credit exposure to member institutions (2)	42	—	—	—
Subtotal - derivative positions with credit exposure	25,160	$(5)	$236	$231
Derivative positions without credit exposure	27,912

Total derivative positions	$53,072

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

September 30, 2021	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,691	$3,578	$3,544	$3,534	$3,493
Percent change in MVE from base	4.1%	1.0%	—%	(0.3)%	(1.5)%
MVE/book value of equity	102.5%	99.4%	98.4%	98.1%	97.0%
Duration of equity	1.9	1.8	0.4	0.7	1.6

December 31, 2020
MVE	$3,621	$3,605	$3,559	$3,579	$3,590
Percent change in MVE from base	1.8%	1.3%	0%	0.6%	0.9%
MVE/book value of equity	97.8%	97.4%	96.2%	96.7%	97.0%
Duration of equity	—	0.8	0.7	(0.7)	0.4

(1)    Given the low interest rates in the short-to-medium term points of the yield curves, downward rate shocks are constrained to prevent rates from becoming negative. During periods of extremely low interest rates, the Finance Agency requires that FHLBanks employ a constrained down-shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement when applicable.

The changes in those key metrics from December 31, 2020 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition, and our hedging strategies.

Duration Gap. The base case duration gap was (0.02)% and 0.01% at September 30, 2021 and December 31, 2020, respectively.

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

We continue to implement our transition plan that has reduced our exposure to the transition and has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. As a result, we do not expect the initial transition on December 31, 2021 to have a material adverse impact on the Bank's business, financial condition or results of operations.

For more information, see Item 1A. Risk Factors - Changes to or Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K.

The following table presents our LIBOR-rate indexed financial instruments outstanding at September 30, 2021 and December 31, 2020 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
September 30, 2021	2021	2022	Through June 30, 2023	Thereafter	Total
Assets:
Advances, par value (1)	$—	$198	$78	$2,324	$2,600
Mortgage-backed securities, par value (2)	—	—	—	2,879	2,879
Total	$—	$198	$78	$5,203	$5,479

Interest-rate swaps - receive leg, notional (2):
Cleared	$147	$1,421	$770	$3,768	$6,106
Uncleared	22	320	316	6,498	7,156
Total	$169	$1,741	$1,086	$10,266	$13,262

Liabilities:
CO bonds, par value (2)	$825	$—	$—	$—	$825

Interest-rate swaps - pay leg, notional (2):
Cleared	$4,815	$1,434	$200	$—	$6,449
Uncleared	—	—	—	15	15
Total	$4,815	$1,434	$200	$15	$6,464

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

December 31, 2020
Assets:
Advances, par value (1)	$40	$353	$187	$2,913	$3,493
Mortgage-backed securities, par value (2)	—	32	—	3,555	3,587
Total	$40	$385	$187	$6,468	$7,080

Interest-rate swaps - receive leg, notional (2):
Cleared	$2,037	$1,464	$786	$4,218	$8,505
Uncleared	105	320	316	9,914	10,655
Total	$2,142	$1,784	$1,102	$14,132	$19,160

Liabilities:
CO bonds, par value (2)	$6,675	$—	$—	$—	$6,675

Interest-rate swaps - pay leg, notional (2):
Cleared	$12,711	$234	$200	$—	$13,145
Uncleared	2,950	—	—	204	3,154
Total	$15,661	$234	$200	$204	$16,299

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626

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

As of September 30, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

On April 26, 2021, Flagstar Bancorp, Inc., the parent company of Flagstar Bank, FSB ("Flagstar"), historically one of our largest and most active borrowers, announced it had reached an agreement to merge with another institution and, pursuant to the agreement, Flagstar would merge with a non-member depository. At September 30, 2021, Flagstar had advances outstanding totaling $2.5 billion or 9% of the Bank's total advances outstanding, at par. Flagstar has not been an active PFI seller since 2011. The parties currently expect that the Flagstar parent company merger will close in 2022, as soon as regulatory approvals are received, with Flagstar's merger expected to close thereafter. On the effective date of the Flagstar merger, the successor bank would not be eligible for membership in our Bank. As a result, as with any loss of a large borrower, the consummation of the expected Flagstar merger could have a material adverse effect upon our future results of operations and financial condition.

As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further loss of large members and a related decrease in our membership and significant loss of business. Our largest borrower had advances outstanding at September 30, 2021 totaling $3.1 billion, or 12% of the Bank's total advances outstanding, at par. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Loss of other large advance borrowers, without replacement of such advances by existing or new members, would be expected to reduce our interest income and profitability accordingly.

During the nine months ended September 30, 2021, our top-selling PFI sold us mortgage loans totaling $185 million, or 12% of the total mortgage loans purchased by the Bank. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

10.1*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.2	2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and Restated Effective as of August 1, 2021

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2021	By:	/s/ CINDY L. KONICH
	Name:	Cindy L. Konich
	Title:	President - Chief Executive Officer

November 10, 2021	By:	/s/ GREGORY L. TEARE
	Name:	Gregory L. Teare
	Title:	Executive Vice President - Chief Financial Officer

November 10, 2021	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer