Form 10-K
period 2021-12-31
Federal Home Loan Bank of Indianapolis
filed 2022-03-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2021, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.5 billion. At February 28, 2022, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 21,339,442 outstanding shares of Class B stock.

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
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
COVID-19: Coronavirus Disease 2019 and its variants
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Collectively, the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, in effect through October 1, 2020 and the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, commencing October 2, 2020
DDCP: Directors' Deferred Compensation Plan
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: United Kingdom Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Final Membership Rule: Final Rule on FHLBank Membership issued by the Finance Agency effective February 19, 2016
Finance Agency: Federal Housing Finance Agency
FINRA: Financial Industry Regulatory Authority
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

ITEM 1. BUSINESS

As used in this Form 10-K, unless the context otherwise requires, the terms "Bank," "we," "us," and "our," refer to the Federal Home Loan Bank of Indianapolis or its management. Acronyms and terms used throughout this Item are defined herein or in the Defined Terms.

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

We are wholly owned by our member institutions. All federally insured depository institutions (including commercial banks, savings associations and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, certain non-federally insured credit unions, and non-captive insurance companies are eligible to become members if they have a principal place of business, or are domiciled, in our district states of Michigan or Indiana. Applicants for membership must meet specific requirements that demonstrate that they are engaged in residential housing finance.

All member institutions are required to purchase a minimum amount of our Class B capital stock as a condition of membership. Only members may own our capital stock, except for former members or their legal successors holding stock during their stock redemption period. Our capital stock is not publicly traded; it is purchased by members from us and redeemed or repurchased by us at the stated par value. With our written approval, a member may transfer any of its capital stock in excess of the required minimum to another member at par value. For additional information regarding our capital plan, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The Finance Agency is the federal regulator of the FHLBanks, Fannie Mae and Freddie Mac, which includes oversight of Common Securitization Solutions, a joint venture owned by Fannie Mae and Freddie Mac that facilitates the issuance of their Uniform MBS. The Finance Agency's stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency's operating expenses with respect to the FHLBanks are funded by assessments on the FHLBanks. No tax dollars are used to support the operations of the Finance Agency relating to the FHLBanks.

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
•Putable Advances, which are fixed-rate advances that give us an option to terminate the advance prior to maturity based on a predetermined schedule. We consider exercising our option when interest rates have increased since the origination of the advance. Upon our exercise of the option, the member must repay the putable advance, but replacement funding will be available to the member at current market rates;
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

Collateral Status Categories. We take collateral under a blanket, specific listings or possession status depending on the credit quality of the borrower, the type of institution, and our lien position on assets owned by the member (i.e., blanket, specific, or partially subordinated). The blanket status is the least restrictive and allows the member to retain possession of the pledged collateral, provided that the member executes a written security agreement and agrees to hold the collateral for our benefit. Under the specific listings status, the member maintains possession of the specific collateral pledged, but the member generally provides listings of loans pledged with detailed loan information such as loan amount, payments, maturity date, interest rate, LTV, collateral type and FICO® scores. Members under possession status are required to place the collateral with us or with an approved third-party custodian in amounts sufficient to secure all outstanding obligations.

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

Our short-term investments are placed with large, high-quality financial institutions with investment-grade long-term credit ratings. Such investments typically include interest-bearing demand deposit accounts, unsecured federal funds sold and securities purchased under agreements to resell, which are secured by U.S. Treasury securities. Each may be purchased with either overnight or term maturities, or in the case of demand deposit accounts, redeemed at any time during business hours. In the aggregate, the FHLBanks may represent a significant percentage of the federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.

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
◦those acquired under an AMA program, such as MPP;
◦certain investments targeted to low-income persons or communities; and
◦certain foreign housing loans authorized under Section 12(b) of the Bank Act; and
•non-United States dollar denominated securities.

In addition, we are prohibited by a Finance Agency regulation and Advisory Bulletin, as well as internal policy, from purchasing certain types of investments, such as interest-only or principal-only stripped MBS, CMOs and REMICs; residual-interest or interest-accrual classes of CMOs, REMICs and MBS; and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the United States government, Fannie Mae, Freddie Mac or Ginnie Mae.

Finance Agency regulation further provides that the total book value of our investments in MBS must not exceed 300% of our total regulatory capital, consisting of Class B stock, Class A stock, if any, retained earnings, and MRCS, as of the day we purchase the investments, based on the capital amount most recently reported to the Finance Agency. If the outstanding balances of our investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding balances were within the capital limitation. Generally, our goal is to maintain these investments near the 300% limit.

Deposit Products. Deposit products provide a small portion of our funding resources. We offer several types of deposit products to our members and other institutions including overnight and demand deposits. We may accept uninsured deposits from:

•our members, which they can use to help satisfy their liquidity requirements;
•institutions eligible to become members;
•any institution for which we are providing correspondent services;
•interest-rate swap counterparties;
•other FHLBanks; or
•other federal government instrumentalities.

Mortgage Loans. Mortgage loans held for portfolio consist substantially of residential mortgage loans purchased from our members through our MPP. We may also purchase or participate in mortgage loans under other AMA programs. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. AMA programs are a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

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

Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-insured mortgage loans, must have sufficient credit enhancement to be rated by us as at least investment grade. We operate our credit enhancement model and methodology accordingly to estimate the amount of credit enhancement required for those pools. Other than for FHA mortgage loans, the PFIs provide or arrange for the credit enhancement. In this way, the PFIs share the credit risk with us on conventional mortgage loans. We manage the interest-rate risk, prepayment option risk, and liquidity risk.

Our original MPP, which we ceased offering for conventional loans in 2010, relied on credit enhancement from LRA and SMI to achieve an implied credit rating of at least AA based on a NRSRO model in compliance with Finance Agency regulations. In 2010, we began offering Advantage MPP for new conventional MPP loans, which utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations, instead of utilizing a spread LRA with coverage from SMI providers. The only substantive difference between the two programs is the credit enhancement structure. Upon implementation of Advantage MPP, the original MPP was phased out and is no longer being used for acquisitions of new conventional loans. Under Advantage MPP, the funds in the LRA are established at the time of loan purchase. As a result, at the time of pool closing, the LRA is sufficient to cover expected losses in excess of the borrower's equity and PMI, if any, on a pool basis.

In 2012 - 2014, we purchased participating interests from the FHLBank of Topeka in mortgage loans originated by certain of its PFIs through their participation in the MPF Program.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. Furthermore, we require our members to warrant to us that all of the loans sold to us are in compliance with all applicable laws, including prohibitions on predatory lending. All loans purchased through our MPP must qualify as "Safe-Harbor Qualified Mortgages" under CFPB rules.

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

Credit losses on defaulted mortgage loans in a pool are absorbed by these sources, until they are exhausted, in the following order:

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

SMI. For pools of loans acquired under our original MPP, we have credit protection from loss on each loan, where eligible, through SMI, which provides insurance to cover credit losses to approximately 50% of the property's original value, depending on the SMI contract terms, and subject, in certain cases, to an aggregate stop-loss provision in the SMI policy. Some MCCs that equal or exceed a contract amount of $35 million of total initial principal include an aggregate loss/benefit limit or "stop-loss" that is equal to the total initial principal balance of loans under the MCC multiplied by the stop-loss percentage (ranges from 200 - 400 bps), as is then in effect, and represents the maximum aggregate amount payable by the SMI provider under the SMI policy for that pool. Even with the stop-loss provision, the aggregate of the LRA and the amount payable by the SMI provider under an SMI stop-loss contract will be equal to or greater than the amount of credit enhancement required for the pool to have an implied NRSRO credit rating of at least AA at the time of purchase. Non-credit losses, such as uninsured property damage losses that are not covered by the SMI, can be recovered from the LRA to the extent that there are releasable LRA funds available. We absorb any non-credit losses greater than the available LRA. We do not have SMI coverage on loans purchased under Advantage MPP.

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

It is the servicer's responsibility to initiate claims for losses on the loans. If a loss is expected, no claims are settled until we have reviewed and approved the claim. For loans that are credit-enhanced with SMI, if it is determined that a loss is covered, the SMI provider pays the claim in full and seeks reimbursement from the LRA funds. The SMI provider is entitled to reimbursement for credit losses from funds available in the LRA that are equal to the aggregate amounts contributed to the LRA less any amounts paid for previous claims and any amounts that have been released to the PFI from the LRA or paid to us to cover prior claims. If the LRA has been depleted but is still being funded, based on our contractual arrangement, we and/or the SMI provider are entitled to reimbursement from those funds as they are received, up to the full reimbursable amount of the claim. These claim payments would be reflected as additional deductions from the LRA as they were paid. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - MPP.

Housing Goals. The Bank Act requires the Finance Agency to establish low-income housing goals for mortgage purchases. The Finance Agency issued a final FHLBank Housing Goals rule in 2020. The rule establishes two goals for any FHLBank that acquires mortgages in an AMA program during a year: (i) a prospective target of 20% of the number of an FHLBank’s total AMA mortgage purchases for its purchases of mortgage loans to very low-income families, low-income families, or families in low-income areas; and (ii) a separate small-member participation housing goal with a target level of 50% of an FHLBank’s total AMA users. The rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of these goals. If we fail to meet one or both goals, we may be required to submit a housing plan to the Finance Agency. The rule took effect August 24, 2020, and enforcement will phase in through December 31, 2023. During the phase-in period, the Finance Agency will monitor and report our housing goals performance, but will not impose a housing plan remedy if we fail to meet either or both of the housing goal target levels.

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

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 3 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed- or adjustable-rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including LIBOR, EFFR, United States Treasury Bill, Constant Maturity Swap, Prime Rate, SOFR, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

Affordable Housing Programs, Community Investment and Small Business Grants

Each FHLBank is required to set aside 10% of its annual net earnings before interest expense on MRCS to fund its AHP, subject to an annual FHLBank System-wide minimum of $100 million. If the FHLBanks' aggregate 10% contribution were less than $100 million, each FHLBank would be required to contribute an additional pro-rata amount. The proration would be based on the net earnings of each FHLBank in relation to the net earnings of all FHLBanks for the previous year, up to the Bank's annual net earnings. The FHLBanks' aggregate contribution exceeded the minimum of $100 million in 2021 and 2020.

If we determine that our required AHP contributions are adversely affecting our financial stability, we may apply to the Finance Agency for a temporary suspension of our contributions. We did not file an application in 2021 or 2020.

Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2021 or 2020, are also part of this program.
•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;
◦Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;
◦Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability; and
◦Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was not activated in 2021.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program ("CIP"), we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2021 and 2020, we had $873 million and $753 million, respectively, of outstanding principal on CIP-related advances.

We also offer small business grants under our Elevate program, which is designed to support the growth and development of small businesses in Michigan and Indiana by providing funding for capital expenditures, workforce training, or other business-related needs. The total amounts (in thousands) awarded in 2021, 2020 and 2019 were $520, $503 and $392, respectively.

Community Mentors is an annual community engagement and economic development leadership program which includes a workshop and accompanying implementation grant of $10 thousand to one Indiana and one Michigan community which is awarded following an application process.

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

Each FHLBank is required to maintain a capital structure comprised of Class A stock, Class B stock, or both. A member can redeem Class A stock upon six months' prior written notice to its FHLBank. A member can redeem Class B stock upon five years' prior written notice to its FHLBank. Class B stock has a higher weighting than Class A stock for purposes of calculating the minimum leverage requirement applicable to each FHLBank.

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

Federal Securities Laws. Our shares of Class B stock are registered with the SEC under the Exchange Act, and we are generally subject to the information, disclosure, insider trading restrictions, and other requirements under the Exchange Act, with certain exceptions. Our capital plan authorizes us to also issue Class A stock, but we have not issued any such stock. We are not subject to the registration provisions of the Securities Act. We have been, and continue to be, subject to all relevant liability provisions of the Securities Act and the Exchange Act.

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

Type of Institution	December 31, 2021	% of Total	December 31, 2020	% of Total
Commercial banks and savings associations	168	48%	176	49%
Credit unions	128	37%	129	36%
Insurance companies	48	14%	50	14%
CDFIs	4	1%	4	1%
Total member institutions	348	100%	359	100%

In 2021, no new members were added and 11 members merged, consolidated, or terminated. There was no significant impact on our business as a result of the reduction in membership.

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

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. In addition, PFIs face increased origination competition from originators that are not our members.

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

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of our strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various associated programs and philosophies.

Workforce Profile.

Our workforce is substantially comprised of corporate office-based employees, with our operations in Indianapolis, Indiana and limited activities in a newly-established hub in Detroit, Michigan. As of December 31, 2021, the Bank had 237 full-time and 2 part-time employees, of which 61% were male and 39% were female, while 75% were non-minority and 25% were minority.

Our workforce historically has included a large number of longer-tenured employees. As of December 31, 2021, the average tenure of the Bank’s employees was 8.2 years. There are no collective bargaining agreements with our employees.

We seek to attract, develop, and retain talented employees to achieve our strategic business objectives, enhance business performance and provide a reasonable risk-return balance for our cooperative members, both as users of our products and as shareholders, tailored to our status and risk appetite as a housing GSE. We strive to both develop talent from within and supplement talent with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce.

Total Rewards.

We recognize and reward performance through a combination of competitive total rewards and development opportunities, including the following:

•Cash compensation
◦Salaries and wages; and
◦Incentive opportunities;
•Benefits and perquisites
◦Medical, dental, and vision insurance;
◦Wellness incentive credit opportunities to reduce the net cost of medical insurance to qualifying participants;
◦Life, long-term disability, and other insurance coverages;
◦401(k) retirement savings plan for which the Bank matches certain contributions;
◦Pension benefits or additional, non-elective defined contributions by the Bank;
◦Health Savings Account and Flexible Spending Accounts; and
◦Additional voluntary benefit opportunities
•Wellness programs
◦Employee assistance program;
◦Health coaching;
◦Interactive education sessions; and
◦An online portal to inspire fitness and health goals;
•Employee engagement
◦Employee resource groups; and
◦Cultural and inclusion initiatives;
•Work/Life balance
◦100% paid salary continuation for short-term disability, parental and military leave, bereavement, jury duty, and certain court appearances;
◦Hybrid workforce model; and
◦Vacation, illness, personal, holiday, and certain volunteer opportunities;
•Development
◦Training focused on leadership development, employee engagement, and skill enhancement;
◦Educational assistance programs and student loan repayment assistance;
◦Internal educational and development opportunities; and
◦Fee reimbursement for external educational and development programs;
•Management succession planning.
◦Our board and executive leadership actively engage in succession planning, with a defined plan for our President-CEO, Executive Vice Presidents, and Senior Vice Presidents.

Performance Management.

Our performance management framework includes establishing individual performance goals tailored to reflect business and development objectives while also reflecting the Bank’s Guiding Principles for our corporate culture, periodic performance check-ins, and annual performance reviews. Overall annual performance ratings are calibrated and salary adjustments are differentiated for our highest performers.

We are committed to the health, safety, and wellness of our employees. In response to the continuing COVID-19 pandemic, we have continued significant operating environment changes, safety protocols and procedures that we have determined are in the best interest of our employees and members, and which comply with government regulations. In addition, the majority of our employees continue to work remotely to support safety protocols.

Diversity, Equity, and Inclusion Program.

Our Diversity, Equity, and Inclusion program is a strategic business priority. Our Senior Vice President – Chief Human Resources and Diversity, Equity, & Inclusion Officer is a member of our executive management team, reports directly to our President-CEO, and serves as a liaison to the board of directors. We recognize that diversity increases capacity for innovation and creativity, that equity recognizes the essential contributions of all of our employees, and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We evaluate inclusive behaviors as part of our annual performance management process.

Our commitment is demonstrated through the development and execution of a three-year Diversity, Equity, and Inclusion Strategic Plan ("DEI Strategic Plan"). The DEI Strategic Plan focuses on Workforce, Workplace, Community, Supplier Diversity, and Capital Markets and includes quantifiable metrics to measure the program's success, which are reported regularly to senior management and the board of directors. We consider learning an important component of our DEI Strategic Plan, so we offer a range of opportunities for our employees to connect and grow personally and professionally through our Diversity, Equity, and Inclusion Council, cultural awareness events, and employee resource groups.

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

Our 2022 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com/materials under "Bulletins, Publications, and Presentations."

The written charters adopted by the board for its Audit, Executive/Governance, and Human Resources Committees are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. These charters were most recently amended by the board of directors as to the Audit Committee on March 19, 2021, as to the Executive/Governance Committee on January 21, 2022, and as to the Human Resources Committee on January 22, 2021.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2022 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

We have identified the following risk factors that could have a material adverse effect on our Bank. There may be other risks and uncertainties, including those discussed elsewhere in this Form 10-K, that are not described in these risk factors.

Business Risk - Economic

The COVID-19 Pandemic and Related Developments Have Resulted in Substantial Economic Uncertainty and Financial Market Disruptions As Well As Significant Strategic and Operational Challenges.

Economic Uncertainty. The COVID-19 pandemic and related developments, including governmental and public actions taken in response, such as shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns, have resulted in substantial uncertainty about the overall economic environment and could continue to do so. Despite significant improvements in the overall U.S. economy since the outbreak of the pandemic, considerable uncertainty remains. The uncertainty results from a myriad of factors including: possibilities of virus resurgence from further variants; vaccination rates; inflation; and supply chain disruptions. These factors could slow the timing and weaken the strength of the economic recovery or result in an economic downturn. A slower or weak economic recovery or economic downturn could adversely affect our business, financial condition, results of operations, ability to pay dividends and redeem or repurchase capital stock.

Financial Market Disruptions. This same uncertainty has resulted in highly volatile financial markets and resultant financial market disruptions, characterized by sharp changes to interest rates and spreads and availability of funds from time to time, and it may continue to do so. While these disruptions have been short-lived and have not materially affected us, there can be no guarantee that this will continue. Longer disruptions may adversely affect us in many ways including reduced market access to funding and increased costs of funding. The potential impact of the realization of such risks is discussed under "The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank." Prolonged financial market disruptions may also result in decreased valuations of and reduced market and book yields on our assets.

Strategic Challenges. Federal relief efforts designed to support the residential mortgage finance market during the pandemic have provided alternative sources of liquidity to our members, reducing their need for advances, and our advances balances have decreased as a result. Further, the Federal Reserve materially increased its holdings of Agency MBS, thereby increasing GSE purchase prices for conforming mortgages and reducing demand for our MPP. A prolonged reduction in demand for our products and services could adversely affect us in the same way as competition may adversely affect us as discussed under "Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings."

Operational Challenges. Our ordinary operations have been impacted by the various public orders and restrictions issued in response to the pandemic. Examples of these include shelter-in-place, stay-at-home or similar orders, travel restrictions and business shutdowns. These have resulted in work-from-home arrangements, for us as well as for many of our members, dealers and other third-party service providers. These actions, together with the direct and indirect effect of COVID-19 infections (such as staffing disruptions), have resulted in and are expected to continue to result in significant operational challenges, including increased operational risks and risks of cybersecurity breaches. The potential impacts of the realization of such risks are discussed under "A Cybersecurity Event; Interruption in Our Information Systems; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or Failure of or an Interruption in Information Systems of Third-Party Vendors or Service Providers Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation.."

The pandemic has also resulted in disruptions to the labor market and could continue to do so. This could adversely affect us as discussed under "The Inability to Identify Eligible Nominees for our Board of Directors and to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission."

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

Our business and results of operations are significantly affected by the fiscal and monetary policies of the United States government and its agencies, including the Federal Reserve through its regulation of the supply of money and credit in the United States. The Federal Reserve's policies either directly or indirectly influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for advances and for our debt. For example, in response to the COVID-19 pandemic, the FOMC has maintained a target range of 0.00% to 0.25% for the federal funds rate since March 15, 2020 and increased its holdings of U.S. Treasuries and Agency MBS, thereby lowering Agency MBS yields and increasing GSE purchase prices for conforming mortgages. These actions have adversely affected us through lower yields on our investments, higher costs of debt, and disruption of member demand for our products although the Federal Reserve has recently indicated its plans to raise the federal funds target range and taper net asset purchases.

By way of further example, we, together with the other FHLBanks, currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations, and reputation.

Additionally, we are affected by the global economy through member ownership and investments, and through capital markets exposures. Global political, economic, and business uncertainty has led to increased volatility in capital markets and has the potential to drive volatility in the future. One example of this has been realized through the COVID-19 pandemic as discussed under "The COVID-19 Pandemic and Related Developments Have Resulted in Substantial Economic Uncertainty and Financial Market Disruptions As Well As Significant Strategic and Operational Challenges." Another example has been realized through the geopolitical instability brought about by ongoing hostilities between Russia and Ukraine, which have led to economic and trade disruptions as well as sanctions. These and related developments have increased volatility in certain capital markets, which could lead to overall greater volatility in global capital markets particularly should the hostilities continue for an extended period with further resulting disruptions and sanctions.

Likewise, a major natural disaster or other catastrophic event, whether caused by climate change or otherwise, another health crisis, as well as international responses to such events, could increase economic uncertainties and lead to further global capital market volatility, lower credit availability, and weaker economic growth. Our members, counterparties and vendors could experience similar negative effects. As a result, our business could be exposed to unfavorable market conditions, lower demand for mission-related assets, increased risk of credit losses, lower earnings, or reduced ability to pay dividends or redeem or repurchase capital stock.

We Are Directly Impacted by the Condition of the Housing and Mortgage Markets Especially Those Markets' Conditions in Our District.

Of particular note among business and economic conditions, our business and results of operations are sensitive to the condition of the housing and mortgage markets. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance, could reduce the value of collateral securing our advances and the fair value of our MBS. Such reductions in value would increase the possibility of under-collateralization, thereby increasing the risk of loss in case of a member's failure. Also, deterioration in the residential mortgage markets could negatively affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans and possible additional realized losses if we were forced to liquidate our MPP portfolio.

Our district is comprised of the states of Michigan and Indiana. Increases in unemployment and foreclosure rates or decreases in job or income growth rates in either state could result in less demand for mission-related assets and in turn, adversely affect our profitability and results of operations. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Summary - Business Environment.

Business Risk - Legislative and Regulatory

Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership.

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

Members. Changes impacting the environment in which our members provide financial products and services could negatively impact their ability to take full advantage of our products and services, their desire to maintain membership in our Bank, or our ability to rely on their pledged collateral.

Products and Services. Changes that limit or prohibit the creation of new products or services could negatively impact our earnings and reduce the value of FHLBank membership. For example, our earnings could be negatively impacted by legislative or regulatory changes that (i) reduce demand for advances or limit advances we make to our members, (ii) further restrict the products and services we are able to provide to our members or how we do business with our members and counterparties, (iii) further restrict the types, characteristics or volume of mortgages that we may purchase through our MPP or otherwise reduce the economic value of MPP to our members, or (iv) otherwise require us to change the composition of our assets and liabilities. Any resulting inability to adapt products and services to evolving industry standards and member preferences in a highly competitive and regulated environment, while managing our expenses, could harm our business.

Assets and Collateral. Changes that impact the value of assets we acquire and the collateral we accept could increase our risk of credit loss. For example, the CFPB has issued rules that include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay. Failure to satisfy those standards provides the borrower with certain rights that could impede or prevent the lender from foreclosing in the event of the borrower’s default. Any party that acquires the loan from the lender could be similarly impeded or prevented from foreclosing. We accept mortgage loans as collateral and purchase mortgage loans under AMA programs, particularly MPP. Our risk of credit loss would tend to be higher on mortgage loans that did not comply with the CFPB’s standards given the possibility of the related borrower to impede or prevent us from realizing upon the mortgage loan in the event of default. Accordingly, the CFPB’s rules could increase our risk of credit loss. The possible impacts of the realization of an increased risk of credit loss are discussed under "An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations."

As another example, FINRA Rule 4210, which is currently proposed to take effect on October 26, 2022, would require us to exchange margin on certain MBS transactions. Materially greater margin requirements - due to FINRA Rule 4210, or otherwise - could adversely affect the availability and pricing of our derivative transactions, making such trades more costly and less attractive as risk management tools. New and expanded margin requirements on derivatives and MBS could also change our risk exposure to our counterparties and may require us to further enhance our systems and processes.

Liquidity and Capital. Changes impacting liquidity or capital could adversely affect our results of operations. For example, we are subject to various liquidity requirements, which may constrain our ability to invest excess cash flow in higher yielding assets from time to time. If liquidity requirements are increased, we could be further restrained from otherwise investing in higher yielding assets thereby adversely affecting our earnings. Similarly, we are subject to various capital requirements. If such requirements are increased, it could result in the realization of the risks discussed under "A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members."

Growth. Changes may either directly or indirectly restrict our growth. For example, the Finance Agency could issue an order requiring us to constrain our growth in acquisition of assets via MPP.

Risk Management. Changes that constrain the way we manage risk could adversely affect our earnings. For example, a Finance Agency advisory bulletin set forth limits for funding gaps and possible asset and liability mismatches. These limits could adversely affect our net interest margin and, in turn, our dividend rate.

Underwriters and Investors. Changes affecting our debt underwriters and investors, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. For example, the SEC’s implementation of money market fund reforms from 2010 to 2016 resulted in a significant increase in demand for U.S. government and agency debt, including the FHLBanks’ short-term consolidated obligations. The holding of the FHLBanks’ consolidated obligations by money market funds, as a percentage of the total outstanding consolidated obligations, generally increased as a result of these reforms until recent periods. While demand from these investors benefited our ability to access short-term funding at attractive costs, this demand could change if money market investor risk and return preferences and money market regulatory requirements shift over time. A decrease in this demand could, due to the FHLBanks’ concentration in money market investors, lead to significant investor outflows and unfavorable market conditions.

Other Housing GSEs. Changes impacting other housing GSEs, including those that give preference to certain sectors, business models, regulated entities, assets, or activities, could negatively impact us. For example, changes in the statuses of Fannie Mae and Freddie Mac as a result of legislative or regulatory changes, may impact funding costs for the FHLBanks, which could negatively affect our business and results of operations. In addition, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive these issuers or their debt instruments as bearing increased risk.

FHLBank Membership. Changes that reduce the benefits of FHLBank membership or restrict the eligibility for FHLBank membership could negatively impact our earnings.

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

Restrictions on the Redemption, Repurchase, or Transfer of the Bank's Capital Stock Could Result in an Illiquid Investment for the Holder.

Under the GLB Act, Finance Agency regulations, and our capital plan, our capital stock may be redeemed upon the expiration of a five-year redemption period, subject to certain conditions. In addition, subject to applicable law, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

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

Significant Borrowers. The loss of any large borrower or PFI could adversely impact our profitability and our ability to achieve business objectives. This could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, a member's loss of market share, resolution of a financially distressed member, or regulatory changes relating to FHLBank membership. As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further loss of large members and a related decrease in our membership and significant loss of business.

For example, in April 2021, Flagstar Bancorp, Inc., the parent company of Flagstar Bank, FSB ("Flagstar"), historically one of our largest and most active borrowers, announced it had reached an agreement to merge with another institution and, pursuant to the agreement, Flagstar would merge with a non-member depository. On the effective date of the Flagstar merger, the successor bank would not be eligible for membership in our Bank. At December 31, 2021, Flagstar had advances outstanding totaling $3.0 billion or 11% of the Bank's total advances outstanding, at par. As a result, as with the loss of any large borrower, the consummation of the expected Flagstar merger could have a material adverse effect upon our future results of operations.

Our largest borrower had advances outstanding at December 31, 2021 totaling $3.1 billion, or 12% of our total advances outstanding, at par. If advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Loss of other large advance borrowers, without replacement of such advances by existing or new members, would be expected to reduce our interest income and profitability accordingly.

Significant PFIs. During the year ended December 31, 2021, our top-selling PFI sold us mortgage loans totaling $218 million, or 10% of the total mortgage loans purchased by the Bank in 2021. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

Loan Servicers. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. A scarcity of mortgage servicers could adversely affect our results of operations.

Financial Counterparties. The number of counterparties that meet our internal and regulatory standards for derivative, repurchase, federal funds sold, TBA, and other financial transactions, such as broker-dealers and their affiliates, has decreased over time. In addition, since the Dodd-Frank Act, the requirements for posting margin or other collateral to financial counterparties has tended to increase, both in terms of the amount of collateral to be posted and the types of transactions for which margin is now required. These factors tend to increase the risk exposure that we have to any one counterparty, and as such may tend to increase our reliance upon each of our counterparties. A failure of any one of our major financial counterparties, or continuing market consolidation, could affect our profitability, results of operations, and ability to enter into additional transactions with existing counterparties without exceeding internal or regulatory risk limits.

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings.

We operate in a highly competitive environment. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including customer deposits, brokered deposits, reciprocal deposits and public funds. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, the Federal Reserve Banks, corporate credit unions, the Central Liquidity Facility, investment banks, commercial banks, and in certain circumstances other FHLBanks. Large institutions may also have independent access to the national and global credit markets. Also, the availability of alternative funding sources to members, such as growth in deposits from members' banking customers, can significantly influence the demand for advances and can vary as a result of several factors, including legislative or regulatory changes, market conditions, members' creditworthiness, and availability of collateral. By way of example, certain regulatory responses to the COVID-19 pandemic have greatly increased our competitive environment with attendant risks and adverse effects as discussed in "Economic Conditions and Policy, Global Political or Economic Events, a Major Natural Disaster, or Widespread Health Crises Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations."

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac.

In addition, PFIs face increased origination competition from originators that are not our members. Increased competition can result in a smaller share of the mortgages available for purchase through our MPP and, therefore, lower earnings.

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

The Inability to Identify Eligible Nominees for our Board of Directors and to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission.

Board of Directors. The talent and experience of our board of directors is critical to our ability to satisfy our mission given the global nature and resulting, ever-growing complexities of the finance industry. However, our directors are subject to legal requirements that could disqualify prospective nominees that would otherwise have the talent and experience necessary for the role. For example, at least 40% of our board of directors' seats must be held by independent directors, who must meet certain specialized and narrow eligibility requirements (including citizenship, residency and expertise) but are subject to specific term limits. We currently have eight independent directors on our board. One of the independent directors will be term-limited as of December 31, 2022, and two others will be term-limited as of December 31, 2023. All three have served as directors of the Bank for 13 or more years. Thus, the term limits will result in our inability to re-nominate those directors resulting in the board's loss of their talent and experience. While our board has established and maintains a Succession Planning Committee to assist it with respect to succession planning for directorships, such legal requirements may challenge our ability to find prospective nominees who have specific expertise and specialized skills that meet the eligibility requirements.

Key Personnel. We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations successfully. However, competition for such personnel from within the financial services industry, including for risk management professionals, and from businesses outside the financial services industry, including the technology industry, have challenged and may continue to challenge our ability to recruit and retain such personnel. For example, we have experienced and continue to experience higher employee turnover and increased competition in hiring and retaining skilled key personnel due to the significant disruptions and changes to the U.S. labor market that have resulted from the COVID-19 pandemic. Failure to attract and retain skilled key personnel, or failure to develop and implement an effective succession plan, could adversely affect our business and operations and, in turn, our results of operations.

Credit Risk

An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations.

We are exposed to credit risk as part of our normal business operations through member products, mortgage servicers, investment securities and counterparty obligations. Periods of economic downturn, and periods of economic and financial disruptions and uncertainties, may increase credit risk. As an example, the COVID-19 pandemic has resulted in possible increases to our credit risk, as discussed under “The COVID-19 Pandemic and Related Developments Have Resulted in Substantial Economic Uncertainty and Financial Market Disruptions As Well As Significant Strategic and Operational Challenges.”

Member Products.

Advances. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to us or (ii) properly assign or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly if market price and interest-rate volatility adversely affect the value of the collateral. Price volatility could also adversely impact our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation scenario. In some cases, we may not be able to liquidate the collateral for the value assigned to it or in a timely manner. Any of these scenarios could cause us to experience a credit loss, which in turn could adversely affect our financial condition and results of operations.

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

Mortgage Loans. If delinquencies in our fixed-rate mortgages increase and residential property values decline, we could experience reduced yields or losses exceeding the protection provided by the LRA and SMI credit enhancement, as applicable, on mortgage loans that we have purchased.

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

Mortgage Servicers. We are also exposed to credit losses from servicers of mortgage loans that we have purchased if they fail to perform their contractual obligations.

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

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides each FHLBank to contribute at least 10% of its annual net earnings before interest expense on MRCS subject to an FHLBank System-wide annual minimum contribution to AHP of $100 million. If the required contribution is increased or we become liable for a pro-rata share of the System's annual minimum contribution, our prior year's net earnings could be reduced or eliminated. Thus, these requirements could adversely affect our ability to pay dividends to our members or to redeem or repurchase capital stock.

Market Risk

Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations.

Cessation of the Use of LIBOR. A portion of our assets and liabilities remain directly or indirectly indexed to LIBOR. The one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

We have endeavored to identify and amend our financial instruments and contracts that may require adding or adjusting fallback language, including advances, investments and derivatives. Despite these efforts, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may not be clear.

During 2021, we fully ceased purchasing investments or entering into financial instruments that reference LIBOR and mature after December 31, 2021. In addition, we have altered our hedging and interest-rate risk management strategies. Although the last of our consolidated obligations indexed to LIBOR matured in 2021, a portion of our assets remain indexed to LIBOR, with continuing exposure. As a result, we could experience disruptions in our access to funding; higher funding costs; increased basis risk; or lower overall demand or increased costs for advances. These developments could negatively affect the composition of our balance sheet, capital stock levels, asset mix and net income. As LIBOR has been a principal floating-rate benchmark in the financial markets, its cessation has affected, and will continue to affect, the financial markets generally and our business, financial condition, and results of operations.

Adoption of SOFR. We continue to take steps to adopt SOFR, the alternative to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee for our relevant products, services and financial instruments. Since 2018, market activity in SOFR-linked financial instruments has continued to develop; however, the market transition from LIBOR to SOFR or another alternate reference rate has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as other market conventions. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and could continue to experience disruptions from time to time, which has resulted and may continue to result in unexpected fluctuations in SOFR. The introduction of alternate reference rates also creates challenges in hedging and asset-liability management and may result in additional basis risk and increased volatility. While market activity in SOFR- linked financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner and any other alternative reference rate may or may not be developed. Further, a robust member demand for SOFR-linked advances has yet to develop. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal or reputational risks to us.

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

Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, principally due to basis risk because we must use the OIS curve instead of the LIBOR curve as the discount rate to estimate the fair values of collateralized LIBOR-based derivatives while many of the hedged items currently on the balance sheet are still valued using the LIBOR curve. Additionally, our U.S. Treasury liquidity portfolio is economically hedged with OIS interest rate swaps and may introduce income volatility due to non-symmetrical changes in U.S. Treasury rates and OIS swap rates.

Liquidity Risk

The Inability to Access Capital Markets on Acceptable Terms Could Adversely Affect Our Liquidity, Operations, Financial Condition and Results of Operations, and the Value of Membership in Our Bank.

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Changes to the regulatory environment that affect investors and dealers of consolidated obligations have affected, and will continue to affect, our ability to access the capital markets on acceptable terms as discussed under "Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership." Any further disruption in the debt market could have an adverse impact on our interest spreads, opportunities to call and reissue existing debt or roll over maturing debt, or our ability to satisfy the Finance Agency's liquidity requirements.

Operational Risk

A Cybersecurity Event; Interruption in Our Information Systems; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or Failure of or an Interruption in Information Systems of Third-Party Vendors or Service Providers Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation.

Cybersecurity. We rely heavily on our information systems and other technology to conduct and manage our business, which inherently involves large financial transactions with our members and other counterparties. Our operations rely on the secure processing, storage and transmission of confidential and other information, both in our and third parties' computer systems and networks, including those of backup service providers. These computer systems, software and networks are vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations, either directly or through a third party. We have not experienced a disruption in our information systems that has had a material adverse effect on us. However, as malicious threat tactics continue to become more pervasive and more sophisticated, and as regulatory scrutiny of cybersecurity risk management increases, we are required to implement more advanced mitigating controls, which increases our costs. Moreover, if we experience a significant cybersecurity event, either directly or through a third party, we may suffer significant financial or data loss; be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. There can be no assurance that our or any third parties' cybersecurity controls will timely detect or prevent all cybersecurity incidents. Although we carry cybersecurity insurance, its coverage may not be broad enough or adequate to cover losses we may incur if a significant cybersecurity event occurs.

Information Systems; Facilities; Unavailability or Interruption of Service. In addition, our operations rely on the availability and functioning of our main office, our business resumption center and other facilities. If we experience a significant failure or interruption in our business continuity, disaster recovery or certain information systems, we may be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Moreover, any of these occurrences could result in increased regulatory scrutiny of our operations.

Office of Finance. The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of consolidated obligations, among other activities. A failure or interruption of the Office of Finance's services as a result of breaches, cyber attacks, or technological outages (either in the Office of Finance or certain of its third party service providers, including those of backup service providers) could constrain or otherwise negatively affect our business operations, including disruptions to our access to funding through the sale of consolidated obligations. Moreover, any operational failure of the Office of Finance or of its third party providers could expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

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

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for a number of reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models can be less dependable when the economic environment is outside of historical experience, as has been the case in recent years. By way of example, one model’s predictions of prepayment speeds has proven to be inaccurate in the current economic environment. While we take steps to review and validate our models to minimize inaccuracies, there can be no assurance that all inaccuracies will be identified timely. The reliance on inaccurate models could result in unreliable projections or valuations, which could result in sub-optimal strategies and, in turn, adversely affect our business, financial condition, results of operations and risk management.

Natural Disasters, Including those Resulting from Significant Climate Change, Could Adversely Affect Our Business and Our Members.

Regions in which we operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wild fires, drought and other natural disasters. Climate change is increasing the frequency, intensity and duration of these weather events. These natural disasters could destroy or damage our assets or collateral that members have pledged to us; disrupt our business; increase the probability of power or other outages; negatively affect the livelihood of borrowers of our members; or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we use approximately 108,200 square feet. We lease the remaining 8,800 square feet. We also lease office space in Detroit, MI, which is used for community and member engagement, and in Anderson, IN, which is used for business resumption activities in the event of a loss of or a disruption to the primary facility.

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
Capital Structure

Our capital plan was amended and restated effective September 26, 2020. The amended plan continues to provide for two sub-series of Class B capital stock: Class B-1 and Class B-2. Under the amended plan, Class B-1 stock is held by our members to satisfy their membership stock requirements, while Class B-2 stock is held to satisfy members’ activity-based stock requirements. However, Class B-1 stock is automatically reclassified as Class B-2 as needed to help fulfill the member’s activity-based stock requirement, and the member may be required to purchase additional Class B-2 stock in order to fully meet that requirement. In addition, excess Class B-2 stock is automatically reclassified as Class B-1. The amended plan does not require that stock under redemption be converted or reclassified from one class to another. By contrast, under our prior capital plan in effect through September 25, 2020, Class B-1 was stock held by our members that was not subject to a redemption request, and Class B-2 stock consisted solely of required stock that was subject to a redemption request.

Under our capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement each time they enter into an MCC with us based on the outstanding principal balance of loans purchased. As of December 31, 2021, such Class B-2 stock issued and outstanding totaled $65 million.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. Class A stock is subject to the same redemption requirements and limitations as Class B stock, except the applicable redemption period for Class A stock is six months. As of December 31, 2021, the board of directors had not authorized the issuance of Class A stock.

Number of Shareholders

As of February 28, 2022, we had 357 shareholders and $2.1 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding. As of February 28, 2022, we had no Class A stock outstanding.

Dividends

We may, but are not required to, pay dividends on our capital stock. Dividends are authorized by our board of directors and subject to Finance Agency regulations. Dividends are non-cumulative and may be paid in cash or capital stock out of current net earnings, or from unrestricted retained earnings, or from restricted retained earnings after that balance exceeds 1.5% of the average balance of our outstanding consolidated obligations for the previous quarter. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligation issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

Under Finance Agency regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2021, our excess stock was 1.40% of our total assets.

Under our capital plan, the board of directors may declare a dividend rate on Class B-2 stock that equals or exceeds the rate on Class B-1 stock. Similarly, the board of directors may declare a dividend rate on Class A stock that equals or exceeds the rate on Class B-1 stock.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

As used in this Item, unless the context otherwise requires, the terms "Bank", "we," "us," and "our," refer to the Federal Home Loan Bank of Indianapolis or its management. Acronyms and terms used throughout this Item are defined herein or in the Defined Terms.

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

Our net interest income is primarily determined by the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. A substantial portion of net interest income may also be derived from deploying our interest-free capital. We use funding and hedging strategies to manage the related interest-rate risk.

Due to our cooperative structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

We group our products and services within two operating segments: traditional and mortgage loans.

For more background information on the Bank, see Item 1. Business.

Business Environment.

The Bank's financial performance is influenced by several key economic and market factors, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. U.S. real gross domestic product ("GDP") increased at an annual rate of 7.0% in the fourth quarter of 2021 after increasing at an annual rate of 2.3% in the third quarter of 2021, as reported by the Bureau of Economic Analysis. The acceleration in the fourth quarter was led by an upturn in exports as well as accelerations in inventory investment and consumer spending. However, in some parts of the country, COVID-19 cases resulted in continued restrictions and disruptions in the operations of establishments. In addition, government assistance payments in the form of forgivable loans to businesses, grants to state and local governments, and social benefits to households all decreased as provisions of several federal programs expired or tapered off.

In January 2022, the Bureau of Labor Statistics reported that the U.S. unemployment rate had declined to 3.9% in December 2021, compared to 6.7% in December 2020. Employment growth continued in leisure and hospitality, professional and business services, retail trade, and transportation and warehousing.

Inflation has become a huge challenge to economic growth. The annual inflation rate for the U.S. in 2021 was 7.0%, the highest since 1982, as reported by the U.S. Department of Labor.

Conditions in U.S. Housing Markets. The seasonally adjusted annual rate of U.S. existing home sales declined by 8% in 2021, compared to 2020, attributed to low housing inventory levels and higher home prices. However, U.S. existing home sales unexpectedly increased in January, but investors purchasing in cash are squeezing out first-time buyers from the housing market amid record low inventory and higher prices. The surge in sales of existing homes also reflected buyers rushing to close contracts in anticipation of mortgage rates increasing.

Sales of new U.S. homes retreated in January after a flurry of purchases at the end of 2021, indicating the increases in mortgage rates may be starting to restrain demand. While underlying demand for new homes remains solid, fueled in part by record low inventory in the resale market, the highest mortgage rates since mid-2019 present a headwind. Higher materials costs are also contributing to housing price inflation and sidelining many prospective buyers. A further moderation in sales may help builders chip away at construction backlogs that are still elevated due to supply and transportation delays.

Interest Rate Levels and Volatility. The level and volatility of interest rates and credit spreads were affected by several factors during 2021, principally the continued economic recovery from the COVID-19 pandemic and efforts in response by the Federal Reserve to maintain low short-term interest rates and facilitate liquidity. Overall economic conditions and financial regulation also continue to be influencing factors.

Since March 15, 2020, the FOMC has maintained a target range for the federal funds rate of 0.0% to 0.25%, noting that the COVID-19 pandemic had harmed communities and disrupted economic activity in many countries, including the United States. At its meeting in January 2022, the FOMC maintained the federal funds target range, and signaled that it would continue the process of gradually tapering its purchases of Treasury securities and Agency MBS, as the economic recovery remains broadly on track. However, in response to inflation concerns, the FOMC has indicated that it expects to raise the target range for the federal funds rate beginning in March.

The following table presents certain key interest rates for both the twelve-month averages for 2021 and 2020 and at December 31, 2021 and 2020.

	Twelve-Month Average		December 31,
	2021	2020	2021	2020
Federal Funds Effective	0.08%	0.36%	0.07%	0.09%
SOFR	0.04%	0.36%	0.05%	0.07%
Overnight LIBOR	0.08%	0.37%	0.06%	0.08%
1-week OIS	0.08%	0.36%	0.08%	0.09%
3-month LIBOR	0.16%	0.65%	0.21%	0.24%
3-month U.S. Treasury yield	0.04%	0.35%	0.04%	0.07%
2-year U.S Treasury yield	0.26%	0.39%	0.73%	0.12%
10-year U.S. Treasury yield	1.44%	0.89%	1.51%	0.92%

The averages of short-term interest rates were significantly lower during 2021, compared to 2020, impacting the Bank's results of operations, primarily by decreasing both interest income and interest expense. However, longer-term interest rates, while still relatively low, increased in 2021 compared to 2020. Changes in the short- and long-term interest rates also impacted the fair values of certain assets and liabilities of the Bank.

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

Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets. Positive economic trends can drive interest rates higher, which can impair growth of the mortgage market. A less active mortgage market can affect demand for advances and activity levels in our Advantage MPP. However, borrowing patterns between our insurance company and depository members can differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles. Member demand for liquidity during stressed market conditions can lead to advances growth.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2021 and 2020. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2021	2020	$ Change	% Change
Net interest income	$252	$263	$(11)	(4)%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	252	263	(11)	(4)%
Other income (loss)	(34)	(55)	21
Other expenses	113	109	4
Income before assessments	105	99	6	6%
AHP assessments	11	11	—
Net income	94	88	6	7%
Total other comprehensive income (loss)	28	38	(10)
Total comprehensive income	$122	$126	$(4)	(3)%

The increase in net income for the year ended December 31, 2021 compared to the prior year was primarily due to lower but still accelerated amortization of mortgage purchase premiums resulting from higher prepayments on mortgage loans and net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from the decline in average asset balances.

The decrease in total OCI for the year ended December 31, 2021 compared to the prior year was primarily due to lower unrealized gains on AFS securities, partially offset by a change in net pension benefits.

The return on assets and return on equity for the year ended December 31, 2021 was 0.15% and 2.64%, respectively, compared to 0.13% and 2.67%, respectively, for the year ended December 31, 2020.

Results of Operations for the Years Ended December 31, 2020 and 2019. A comparison of our results of operations for the years ended December 31, 2020 and 2019 is contained in the corresponding Item 7 in our 2020 Form 10-K, filed with the SEC on March 10, 2021.

Adjusted Net Income, a Non-GAAP Financial Measure. The Bank reports its results of operations in accordance with GAAP. Management believes that a non-GAAP financial measure may also be useful to shareholders and other stakeholders as a key measure of its operating performance. Such measure can also provide additional insights into period-to-period comparisons of the Bank's operating results beyond its GAAP results, which are impacted by temporary changes in fair value and other factors driven by market volatility that hinder consistent performance measurement. As a result, the Bank is reporting adjusted net income as a non-GAAP financial measure.

Adjusted net income represents GAAP net income adjusted to exclude: (i) the mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on MRCS, (iii) realized gains and losses on sales of investment securities, and (iv) at the discretion of management, other eligible non-routine transactions. These adjustments reflect (i) the temporary nature of fair-value and certain other hedging gains (losses) due to the Bank's practice of holding its financial instruments to maturity, (ii) the treatment of interest on MRCS as dividends, (iii) the impact of the sale of investment securities, primarily for liquidity purposes or to reduce exposure to LIBOR-indexed instruments, the gains (losses) on which arise from accelerating the recognition of future income (expense), and (iv) any other eligible non-routine transactions that management determines can provide additional insights into period-to-period comparisons of the Bank’s operating results beyond its GAAP results.

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

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Years Ended December 31,
Reconciliation of Net Income	2021	2020
GAAP net income	$93.9	$87.9
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	(8.4)	12.2
Amortization/accretion of (gains) losses on active and discontinued fair-value hedging relationships (2)	37.9	(0.1)
Trading (gains) losses, net of economic hedging gains (losses) (3)	32.8	11.0
Net unrealized losses on other economic hedges	1.2	1.2
Interest expense on MRCS	2.6	8.6
Net realized gains on sales of investment securities	—	(0.5)
Total adjustments	66.1	32.4

AHP assessments on adjustments	(6.4)	(2.4)

Adjusted net income (non-GAAP measure)	$153.6	$117.9

(1)    Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)    Gains (losses) resulting from cumulative basis adjustments on hedged items.
(3)    Includes both (i) unrealized (gains) losses on trading securities and (ii) realized (gains) losses on maturities of trading securities.

Adjusted net income for the year ended December 31, 2021 was $153.6 million, an increase of $35.7 million compared to the prior year. The increase was primarily due to higher interest spreads, lower accelerated amortization of mortgage purchase premiums and higher earnings (excluding net gains and losses) on trading securities, partially offset by lower earnings on the portion of the Bank's assets funded by its capital and lower net interest income resulting from the decline in average asset balances.

Changes in Financial Condition for the Year Ended December 31, 2021. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2021	December 31, 2020	$ Change	% Change
Advances	$27,498	$31,347	$(3,849)	(12)%
Mortgage loans held for portfolio, net	7,616	8,516	(900)	(11)%
Cash and short-term investments (1)	7,048	5,627	1,421	25%
Investment securities and other assets (2)	17,843	20,435	(2,592)	(13)%
Total assets	$60,005	$65,925	$(5,920)	(9)%

Consolidated obligations	$54,478	$59,950	$(5,472)	(9)%
MRCS	50	251	(201)	(80)%
Other liabilities	1,921	2,274	(353)	(16)%
Total liabilities	56,449	62,475	(6,026)	(10)%

Capital stock	2,246	2,208	38	2%
Retained earnings (3)	1,177	1,137	40	3%
AOCI	133	105	28	26%
Total capital	3,556	3,450	106	3%

Total liabilities and capital	$60,005	$65,925	$(5,920)	(9)%

Total regulatory capital (4)	$3,473	$3,596	$(123)	(3)%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at December 31, 2021 and 2020 of $287 million and $268 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at December 31, 2021 were $60.0 billion, a net decrease of $5.9 billion, or 9%, from December 31, 2020, driven primarily by a net decrease in advances.

Advances outstanding at December 31, 2021, at carrying value, totaled $27.5 billion, a net decrease of $3.8 billion, or 12%, from December 31, 2020. The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 17% and 3%, respectively.

Mortgage loans held for portfolio at December 31, 2021 totaled $7.6 billion, a net decrease of $900 million, or 11%, from December 31, 2020, as principal payments by borrowers significantly outpaced the Bank's purchases from its members during the period.

The liquidity portfolio, which consists of cash and short-term investments as well as U. S. Treasury securities, at December 31, 2021 totaled $10.9 billion, a net increase of $273 million, or 3%, from December 31, 2020. Cash and short-term investments increased by $1.4 billion, or 25%, to $7.0 billion. U.S. Treasury securities, classified as trading securities, decreased by $1.1 billion, or 23%, to $3.9 billion. As a result, cash and short-term investments represented 64% of the liquidity portfolio at December 31, 2021, while U.S. Treasury securities represented 36%.

The Bank's consolidated obligations outstanding at December 31, 2021 totaled $54.5 billion, a net decrease of $5.5 billion, or 9%, from December 31, 2020, which reflected reduced funding needs associated with the net decrease in the Bank's total assets.

Total capital at December 31, 2021 was $3.6 billion, a net increase of $106 million or 3%, from December 31, 2020.

The Bank's regulatory capital-to-assets ratio at December 31, 2021, was 5.79%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2021, demand for advances declined due to the unprecedented level of liquidity injected by the Federal Reserve, excess deposits held by our members, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and the impacts of governmental relief efforts in response to the pandemic. We expect these factors to continue to dampen demand for advances in 2022. In addition, we expect the consummation of the merger of Flagstar Bank, historically one of our largest and most active borrowers, into a non-member depository institution, which is anticipated to result in repayment of their outstanding advances. As a result, we expect total advances outstanding to decline in 2022 by about 10%.

In spite of rising mortgage interest rates, we expect our mortgage loan balance outstanding to slightly increase in 2022 due to continuing strong demand by our members to participate in our Advantage MPP and lower levels of prepayments.

The merger of Flagstar Bank is expected to reduce the amount of liquidity we need to maintain. However, we expect to continue to maintain relatively high levels of liquidity to be able to timely support our members' needs.

We continue to seek to maintain investments in MBS up to 300% of total regulatory capital. Other long-term investments, such as Agency debentures, are likely to decline.

Access to debt markets has been reliable, while the cost of our consolidated obligations decreased significantly in 2021, compared to 2020. Going forward, we expect the cost to increase, with the extent of the increase dependent upon several factors, including the direction and level of market interest rates, competition from other issuers of Agency debt, changes in the investment references of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors. As LIBOR continues to phase out, our adjustable-rate funding continues to be replaced by SOFR-indexed CO bonds.

Overall interest spreads were higher in 2021, compared to 2020, and are expected to increase in 2022, in spite of the expected increase in funding costs. Advance and investment spreads are expected to be flat while mortgage-related spreads are expected to widen due to anticipated lower amortization of purchase premiums resulting from lower prepayments. We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, in part due to basis risk.

In light of our inherently low interest margins as a cooperative, we continue to strive to keep our operating expense ratios relatively low while we resume many pandemic-restricted business activities and continue to invest in technology to enhance our operating systems and member service capabilities. As a result, we expect a moderate increase in our operating expenses in 2022.

As a result of all of the foregoing factors, we have forecasted net income in 2022 to be slightly lower than net income in 2021.

Our board of directors seeks to reward our members with a competitive, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On February 22, 2022, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.25% and on Class B-1 non-activity-based stock at an annualized rate of 1.00%, resulting in a spread between the rates of 2.25 percentage points. The overall weighted-average annualized rate paid was 2.31%. While the overall dividend rate in 2022 will depend on many factors, we expect the board to continue to maintain a meaningful spread between the rates on activity-based stock and non-activity-based stock.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Years Ended December 31, 2021 and 2020.

Net Interest Income. Net interest income, which is primarily the interest income on advances, mortgage loans held for portfolio, short-term investments, and investment securities less the interest expense on consolidated obligations and interest-bearing deposits, is our primary source of earnings.

The decrease in net interest income for the year ended December 31, 2021 compared to the prior year was primarily due to lower earnings on the portion of the Bank's assets funded by its capital and the decline in average asset balances, partially offset by lower amortization of mortgage purchase premiums resulting from lower prepayments on mortgage loans and net hedging gains on qualifying fair-value hedging relationships.

For the hedging relationships that qualified for hedge accounting, the differences between those changes in fair value (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $8 million for the year ended December 31, 2021, compared to net hedging losses of $12 million for the year ended December 31, 2020. The gains and losses for the years ended December 31, 2021 and 2020 were primarily due to marginal mismatches in durations on, and the increase in volume of, swapped GSE MBS, particularly Fannie Mae Delegated Underwriting and Servicing ("DUS"). As a result of issuing floating-rate consolidated obligations to fund these MBS purchases instead of swapped fixed-rate consolidated obligations, our funding and operational costs were reduced, but there was less offsetting hedge ineffectiveness, resulting in higher unrealized hedging gains or losses. However, to mitigate the volatility, during 2020 we began implementing a strategy of terminating certain interest-rate swaps associated with the MBS DUS and entering into hedging relationships with new interest-rate swaps, a strategy we continued in 2021.

Our net gains (losses) on derivatives fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date, which may result in a realized gain or loss. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities.

The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,026	$5	0.06%	$5,716	$23	0.39%	$6,246	$141	2.26%
Investment securities (2)	19,264	180	0.93%	19,984	265	1.32%	16,465	419	2.54%
Advances (3)	28,609	115	0.40%	32,919	329	1.00%	31,969	813	2.54%
Mortgage loans held for portfolio (3)(4)	7,852	169	2.15%	9,927	231	2.33%	11,252	358	3.17%
Other assets (interest-earning) (5)	734	1	0.07%	1,470	5	0.38%	1,091	22	2.02%
Total interest-earning assets	63,485	470	0.74%	70,016	853	1.22%	67,023	1,753	2.62%
Other assets (6)	612			(22)			179
Total assets	$64,097			$69,994			$67,202

Liabilities and Capital:
Interest-bearing deposits	$1,609	—	0.01%	$1,384	2	0.21%	$673	13	1.92%
Discount notes	15,012	9	0.06%	22,868	117	0.51%	19,392	440	2.27%
CO bonds (3)	43,033	206	0.48%	41,105	462	1.12%	42,994	1,050	2.44%
MRCS	174	3	1.49%	290	9	2.96%	236	12	5.02%
Other borrowings	—	—	—%	—	—	—%	2	—	2.28%
Total interest-bearing liabilities	59,828	218	0.36%	65,647	590	0.90%	63,297	1,515	2.39%
Other liabilities	708			1,052			790
Total capital	3,561			3,295			3,115
Total liabilities and capital	$64,097			$69,994			$67,202

Net interest income		$252			$263			$238

Net spread on interest-earning assets less interest-bearing liabilities			0.38%			0.32%			0.23%

Net interest margin (7)			0.40%			0.38%			0.35%

Average interest-earning assets to interest-bearing liabilities	1.06			1.07			1.06

(1)    Includes hedging gains (losses) on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
(2)    Consists of trading, AFS and HTM securities. The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI. Interest income/expense and average yield/cost of funds include all other components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedging relationships and amortization of hedge accounting basis adjustments. Excludes net interest payments or receipts on derivatives in economic hedging relationships.
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

	Year Ended December 31,
	2021 vs. 2020
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Federal funds sold and securities purchased under agreements to resell	$4	$(22)	$(18)
Investment securities	(6)	(79)	(85)
Advances	(38)	(176)	(214)
Mortgage loans held for portfolio	(46)	(16)	(62)
Other assets (interest-earning)	(2)	(2)	(4)
Total	(88)	(295)	(383)
Increase (decrease) in interest expense:
Interest-bearing deposits	1	(3)	(2)
Discount notes	(30)	(78)	(108)
CO bonds	20	(276)	(256)
MRCS	(3)	(3)	(6)
Total	(12)	(360)	(372)

Increase (decrease) in net interest income	$(76)	$65	$(11)

Yields/Cost of Funds. The average yield on total interest-earning assets for the year ended December 31, 2021, including the impact of net hedging gains/losses but excluding certain impacts of trading securities, was 0.74%, a decrease of 48 bps compared to 2020, resulting primarily from decreases in market interest rates that led to lower yields on all of our interest-earning assets. The average cost of funds of total interest-bearing liabilities for the year ended December 31, 2021, including the impact of net hedging gains/losses but excluding certain impacts of trading securities, was 0.36%, a decrease of 54 bps due to lower funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 6 bps to 0.38% for the year ended December 31, 2021 from 0.32% for the year ended December 31, 2020.

Average Balances. The average balances outstanding of interest-earning assets for the year ended December 31, 2021 decreased by 9% compared to the prior year. The average balances of advances and mortgage loans held for portfolio outstanding decreased by 13% and 21%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities for the year ended December 31, 2021, compared to the prior year, was due to a decrease in discount notes outstanding which reflected the reduced funding needs associated with the net decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 16%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the year ended December 31, 2021 compared to the prior year was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2021	2020
Net realized gains from sale of available-for-sale securities	$—	$1

Net unrealized gains (losses) on trading securities (1)	(15)	(37)
Net realized gains (losses) on trading securities (2)	(33)	23
Net gains (losses) on trading securities	(48)	(14)

Net gains (losses) on derivatives hedging trading securities	15	3
Net interest settlements on derivatives (3)	(9)	(47)
Net gains (losses) on other derivatives not designated as hedging instruments	(2)	(4)
Net gains (losses) on derivatives	4	(48)

Change in fair value of investments indirectly funding our SERP	6	3
Other, net	4	3

Total other income (loss)	$(34)	$(55)

(1)    Includes impact of purchase discount (premium) recorded through mark-to-market gains (losses). Excludes impact of associated derivatives.
(2)    Includes, at maturity, 100% of original discount (premium) as gain (loss). Excludes impact of associated derivatives.
(3)    Generally offsetting interest income on trading securities is included in interest income.

The decrease in total other loss for the year ended December 31, 2021 compared to 2020 was due primarily to lower net interest settlements on the derivatives associated with trading securities, partially offset by higher net losses on trading securities, net of associated derivatives.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury securities to enhance our liquidity. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. Such changes include the impact of purchase discount (premium) recorded through mark-to-market gains (losses) on these securities. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. These trading securities are economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives, except for any purchase discount/premium.

The following table presents the net impact of these trading securities on income before assessments ($ amounts in millions).

	Years Ended December 31,
Earnings Components of Trading Securities	2021	2020
Net interest income (1)	$46	$65

Other income:
Net unrealized gains (losses)	(15)	(37)
Net realized gains (losses)	(33)	23
Net interest settlements on derivatives	(9)	(52)
Change in fair value of derivatives	15	3

Other income (loss), net	(42)	(63)

Net impact of trading securities on income before assessments	$4	$2

(1)    Includes an estimate of associated interest expense.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2021	2020
Compensation and benefits	$61	$61
Other operating expenses	30	32
Finance Agency and Office of Finance	12	10
Other	10	6

Total other expenses	$113	$109

The increase in total other expenses for the year ended December 31, 2021 compared to 2020 was due primarily to increases in our proportionate share of Finance Agency and Office of Finance costs and accelerated amortization of net actuarial loss due to settlements under our SERP.

The FHLBanks fund the costs of the Office of Finance as a joint office that facilitates issuing and servicing consolidated obligations, prepares the FHLBanks' combined quarterly and annual financial reports, and performs certain other functions. For the years ended December 31, 2021 and 2020, our assessments to fund the Office of Finance totaled $6 million and $5 million, respectively.

Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. We have no direct control over these costs. For the years ended December 31, 2021 and 2020, our portion totaled $6 million and $5 million, respectively.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For each of the years ended December 31, 2021 and 2020, our AHP expense was $11 million. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the year ended December 31, 2021 consisted substantially of gains under our SERP, due to a plan amendment and accelerated amortization of net actuarial loss to other expenses due to settlements, and net unrealized gains on AFS securities. Total OCI for the year ended December 31, 2020 consisted substantially of net unrealized gains on AFS securities, partially offset by net actuarial loss on our SERP. The unrealized gains on AFS securities primarily resulted from changes in interest rates, credit spreads and volatility.

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

	Years Ended December 31,
Traditional	2021	2020
Net interest income	$230	$254
Provision for (reversal of) credit losses	—	—
Other income (loss)	(33)	(52)
Other expenses	97	93
Income before assessments	100	109
AHP assessments	10	12

Net income	$90	$97

The decrease in net income for the traditional segment for the year ended December 31, 2021 compared to the prior year was substantially due to lower earnings on the portion of Bank's assets funded by its capital and lower net interest income resulting from the decline in average asset balances, partially offset by net hedging gains on qualifying fair-value hedging relationships.

Mortgage Loans. The mortgage loans segment consists substantially of mortgage loans purchased from our members through our MPP. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2021	2020
Net interest income	$22	$9
Provision for (reversal of) credit losses	—	—
Other income (loss)	(1)	(3)
Other expenses	16	16
Income (loss) before assessments	5	(10)
AHP assessments (credit)	1	(1)

Net income (loss)	$4	$(9)

The increase in net income for the mortgage loans segment for the year ended December 31, 2021 compared to the prior year was due to lower but still accelerated amortization of mortgage purchase premiums resulting from lower but still elevated MPP loan prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2021		December 31, 2020
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$27,498	46%	$31,347	48%
Mortgage loans held for portfolio, net	7,616	13%	8,516	13%
Cash and short-term investments	7,048	12%	5,627	9%
Trading securities	3,947	7%	5,095	8%
Other investment securities	13,474	22%	14,846	22%
Other assets (1)	422	—%	494	—%

Total assets	$60,005	100%	$65,925	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of December 31, 2021 were $60.0 billion, a decrease of $5.9 billion, or 9%, compared to December 31, 2020, primarily driven by net decreases in advances outstanding to members. The mix of our assets at December 31, 2021 changed compared to December 31, 2020 in that advances as a percent of total assets declined from 48% to 46% while cash and short-term investments increased from 9% to 12%, reflecting primarily the paydowns of short-term advances.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2021, our growth in non-advance assets did not exceed 30%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2021 at carrying value totaled $27.5 billion, a net decrease of $3.8 billion, or 12%, compared to December 31, 2020. The unprecedented level of liquidity injected by the Federal Reserve, excess deposits held by our members, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and the impacts of governmental relief efforts in response to the COVID-19 pandemic continue to dampen overall demand for advances.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Advances to depository institutions, as a percent of total advances outstanding at par value, were 54% at December 31, 2021, while advances to insurance companies were 46%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2021		December 31, 2020
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions (1)	$12,199	45%	$14,749	48%
Credit unions	2,199	8%	2,548	8%
Former members - depositories	225	1%	268	1%
Total depository institutions	14,623	54%	17,565	57%

Insurance companies:
Captive insurance companies (2)	263	1%	288	1%
Other insurance companies	12,419	45%	12,832	42%
Former members - insurance companies	5	—%	6	—%
Total insurance companies	12,687	46%	13,126	43%

CDFIs	—	—%	—	—%

Total advances outstanding	$27,310	100%	$30,691	100%

(1)     Includes advances outstanding at December 31, 2021 and 2020 of $3.0 billion, or 11%, and $4.6 billion, or 15%, of total advances outstanding, respectively, to Flagstar. The parent company of Flagstar announced a merger pursuant to which Flagstar would merge with a non-member depository. On the effective date of Flagstar's merger, any outstanding advances will be required to be repaid at their respective maturity dates. For more information on how this anticipated merger could negatively affect the Bank, see Item 1A. Risk Factors - A Loss of Significant Borrowers, PFIs, Acceptable Loan Servicers or Other Financial Counterparties Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration.
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

Our advances portfolio includes fixed- and variable-rate advances, as well as callable or prepayable and putable advances. Prepayable advances may be prepaid on specified dates without incurring repayment or termination fees. All other advances may only be prepaid by the borrower paying a fee that is sufficient to make us financially indifferent to the prepayment.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	December 31, 2021		December 31, 2020
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$7,670	29%	$10,023	33%
Due after 1 through 5 years	5,708	21%	6,753	22%
Due after 5 through 15 years	752	3%	1,243	4%
Thereafter	2	—%	2	—%
Total	14,132	53%	18,021	59%

Callable or prepayable
Due in 1 year or less	—	—%	—	—%
Due after 1 through 5 years	2	—%	2	—%
Due after 5 through 15 years	5	—%	5	—%
Thereafter	—	—%	—	—%
Total	7	—%	7	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 through 5 years	2,289	8%	1,700	6%
Due after 5 through 15 years	5,747	21%	5,552	18%
Thereafter	—	—%	—	—%
Total	8,036	29%	7,252	24%

Other (1)
Due in 1 year or less	50	—%	32	—%
Due after 1 through 5 years	64	—%	102	—%
Due after 5 through 15 years	24	—%	34	—%
Thereafter	3	—%	4	—%
Total	141	—%	172	—%

Total fixed-rate	22,316	82%	25,452	83%

Variable-rate:
Without call or put options
Due in 1 year or less	18	—%	24	—%
Due after 1 through 5 years	167	1%	—	—%
Due after 5 through 15 years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	185	1%	24	—%

Callable or prepayable
Due in 1 year or less	126	—%	36	—%
Due after 1 through 5 years	2,831	10%	3,099	11%
Due after 5 through 15 years	1,297	5%	1,380	4%
Thereafter	555	2%	700	2%
Total	4,809	17%	5,215	17%

Total variable-rate	4,994	18%	5,239	17%

Total advances	$27,310	100%	$30,691	100%

(1)    Includes fixed-rate amortizing/mortgage matched advances.

Advances due in one year or less, as a percentage of the total outstanding at par, decreased from 33% at December 31, 2020 to 29% at December 31, 2021. See Notes to Financial Statements - Note 5 - Advances.

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

Mortgage loans held for portfolio at December 31, 2021, at carrying value, totaled $7.6 billion, a net decrease of $900 million, or 11%, from December 31, 2020, as principal repayments by borrowers significantly outpaced the Bank's purchases from its members. For the year ended December 31, 2021, purchases of mortgage loans under Advantage MPP totaled $2.2 billion, while MPP and MPF program repayments totaled $2.8 billion. In addition to low interest rates, Federal Reserve purchases of Fannie Mae and Freddie Mac MBS encouraged refinancing activity by borrowers.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2021		December 31, 2020
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$6,875	93%	$7,529	90%
Conventional Original	300	4%	417	5%
FHA	155	2%	218	3%
Total MPP	7,330	99%	8,164	98%

MPF Program:
Conventional	79	1%	123	2%
Government	25	—%	36	—%
Total MPF Program	104	1%	159	2%

Total mortgage loans held for portfolio	$7,434	100%	$8,323	100%

The following table presents the UPB of mortgage loans by redemption term ($ amounts in millions).

Redemption Term	December 31, 2021	December 31, 2020
Due in 1 year or less	$288	$311
Due after 1 through 5 years	1,216	1,317
Due after 5 through 15 years	2,990	3,361
Thereafter	2,940	3,334
Total UPB	7,434	8,323
Other adjustments (1)	182	193
Total mortgage loans held for portfolio	7,616	8,516
Allowance for credit losses	—	—

Mortgage loans held for portfolio, net	$7,616	$8,516

(1)    Consists of premiums, discounts and hedging adjustments.

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP ($ amounts in millions).

Components of Allowance	December 31, 2021	December 31, 2020
MPP expected losses remaining after borrower's equity, before credit enhancements	$2.4	$10.3
Portion of expected losses recoverable from credit enhancements:
PMI	(0.5)	(2.3)
LRA (1)	(1.3)	(6.8)
SMI	(0.4)	(1.0)
Total portion recoverable from credit enhancements	(2.2)	(10.1)
Allowance for unrecoverable PMI/SMI	—	—
Allowance for MPP credit losses	0.2	0.2
Allowance for MPF Program credit losses	0.1	0.1
Allowance for credit losses	$0.3	$0.3

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

Consistent with other lenders in the mortgage loan industry, we developed a loan forbearance program for our MPP in response to the COVID-19 pandemic. Under the forbearance program, our servicers could agree to reduce or suspend the borrower's monthly payments for a specified period. We issued additional guidelines to provide delegated authority to our servicers so they could extend forbearance periods and establish qualified forbearance resolution plans within our established parameters. We also authorized the suspension of foreclosure sales (with certain exceptions) through July 31, 2021, suspension of evictions through September 30, 2021 and, for borrowers under loss mitigation agreements related to the COVID-19 pandemic, the suspension of any negative credit reporting and the waiver of late fees. Beginning January 1, 2022, forbearances are still available but servicers are required to seek our approval on a case by case basis.

All qualifying COVID-19-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, are excluded from TDR classification and existing accounting policies and the loans are returned to current status upon modification. As of December 31, 2021 and 2020, the UPB of conventional loans with formal COVID-19-related modifications totaled $30 million, or 0.4%, and $12 million, or 0.2%, respectively, of our total conventional loans outstanding.

We have continued to apply our existing accounting policies for past due, non-accrual, and charge-offs resulting from COVID-19-related loan modifications considered to be informal, i.e. the legal terms of the loan were not changed. Based on information from our mortgage servicers, as of December 31, 2021 and 2020, the UPB of conventional loans in an informal forbearance arrangement totaled $21 million and $112 million, respectively, or 0.3% and 1.4%, respectively, of our total conventional loans outstanding. As of December 31, 2021, no informal COVID-19-related loan modifications were classified as TDRs. For more information on informal and formal forbearances, see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies.

Our MPP was designed to require loan servicers to foreclose loans and liquidate properties in the servicer's name rather than in the Bank's name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to the Bank to satisfy the loan. Upon completion of a triggering event (short sale, deed in lieu of foreclosure, foreclosure sale or post-sale confirmation or ratification, as applicable), the servicer is required to remit to us the full UPB and accrued interest at the next feasible remittance. Upon receipt of the full UPB and accrued interest, the mortgage loan is derecognized from the statement of condition. As a result of these factors, we do not classify as REO any foreclosed properties collateralizing MPP loans that were previously recorded on the statement of condition.

As the servicer progresses through the process from foreclosure to liquidation, the Bank is paid in full and the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. At December 31, 2021, principal previously paid in full by our MPP servicers totaling less than $1 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for credit losses.

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

Components	December 31, 2021	December 31, 2020
Cash and short-term investments:
Cash and due from banks	$868	$1,812
Interest-bearing deposits	100	100
Securities purchased under agreements to resell	3,500	2,500
Federal funds sold	2,580	1,215
Total cash and short-term investments	7,048	5,627

Trading securities:
U.S. Treasury obligations	3,947	5,095
Total trading securities	3,947	5,095

Other investment securities:
AFS securities:
GSE and TVA debentures	2,697	3,503
GSE multifamily MBS	6,463	6,642
Total AFS securities	9,160	10,145

HTM securities:
Other U.S. obligations single-family MBS	2,626	2,623
GSE single-family MBS	816	1,196
GSE multifamily MBS	872	882
Total HTM securities	4,314	4,701

Total investment securities	17,421	19,941

Total cash and investments, carrying value	$24,469	$25,568

Cash and Short-Term Investments. Cash and short-term investments at December 31, 2021 totaled $7.0 billion, an increase of $1.4 billion, or 25%, from December 31, 2020. Cash and short-term investments as a percent of total assets at December 31, 2021 and December 31, 2020 totaled 12% and 9%, respectively. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. The Bank purchases U.S. Treasury securities as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2021 totaled $3.9 billion, a decrease of $1.1 billion, or 23%, from December 31, 2020. As a result, the liquidity portfolio at December 31, 2021 totaled $10.9 billion, an increase of $273 million, or 3%, from December 31, 2020.

Other Investment Securities. AFS securities at December 31, 2021 totaled $9.2 billion, a net decrease of $1.0 billion, or 10%, from December 31, 2020. The decrease resulted primarily from maturities of GSE debentures exceeding purchases of MBS.

Net unrealized gains on AFS securities at December 31, 2021 totaled $152 million, a net increase of $15 million compared to December 31, 2020, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at December 31, 2021 totaled $4.3 billion, a net decrease of $387 million, or 8%, from December 31, 2020. The decrease was due to repayments of HTM securities exceeding purchases.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2021		December 31, 2020
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Trading Securities:
U.S. Treasury obligations fixed-rate	$3,947	100%	$5,095	100%

Total trading securities	$3,947	100%	$5,095	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$2,652	29%	$3,463	35%
Total MBS fixed-rate	6,356	71%	6,545	65%

Total AFS securities	$9,008	100%	$10,008	100%

HTM Securities:
MBS:
Fixed-rate	$218	5%	$283	6%
Variable-rate	4,096	95%	4,418	94%
Total MBS	4,314	100%	4,701	100%

Total HTM securities	$4,314	100%	$4,701	100%

AFS and HTM securities:
Total fixed-rate	$9,226	69%	$10,291	70%
Total variable-rate	4,096	31%	4,418	30%

Total AFS and HTM securities	$13,322	100%	$14,709	100%
(1)    Carrying value is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2021 changed slightly from December 31, 2020, primarily due to principal payments on fixed-rate MBS. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Investments by Year of Redemption. The following table provides, by year of redemption, carrying values and yields for AFS and HTM securities as of December 31, 2021 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
GSE and TVA debentures	$582	$1,524	$591	$—	$2,697
GSE MBS (1)	—	1,049	5,280	134	6,463
Total AFS securities	582	2,573	5,871	134	9,160

HTM Securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	—	2,626	2,626
GSE MBS (1)	—	20	461	1,207	1,688
Total HTM securities	—	20	461	3,833	4,314

Total AFS and HTM securities, carrying value	$582	$2,593	$6,332	$3,967	$13,474

Yield on AFS securities (2)	2.05%	2.36%	2.64%	1.71%
Yield on HTM securities (2)	—%	0.54%	0.42%	0.91%

(1)    Year of redemption on our MBS is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.
(2)    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable AFS or HTM portfolio. The result is then multiplied by 100 to express it as a percentage.

At December 31, 2021, based on contractual maturities, AFS and HTM securities due in one year or less were 5%, due after one year through five years were 19%, due after 5 years through 10 years were 47%, and due after 10 years were 29%.

Total Liabilities. Total liabilities at December 31, 2021 were $56.4 billion, a net decrease of $6.0 billion, or 10%, from December 31, 2020, substantially due to a decrease in consolidated obligations.

Deposits (Liabilities). Total deposits at December 31, 2021 were $1.4 billion, a net decrease of $9 million, or 1%, from December 31, 2020. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. We had no uninsured term deposits outstanding at December 31, 2021 or 2020. For details on the average balances and average rates paid, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Analysis of Results of Operations for the Years Ended December 31, 2021 and 2020.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at December 31, 2021 totaled $54.5 billion, a net decrease of $5.5 billion, or 9%, from December 31, 2020, which reflected reduced funding needs associated with the net decrease in the Bank's total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. Some CO bonds are issued with terms which permit us to repay them when more favorable funding opportunities emerge. During 2021 and 2020, the Bank applied a variety of strategies to effectively manage the balance and structure of its consolidated obligations as market conditions and our asset levels changed.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2021		December 31, 2020
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$12,118	22%	$16,620	28%
CO bonds	14,357	26%	31,127	52%
Total due in 1 year or less	26,475	48%	47,747	80%
Long-term CO bonds	28,193	52%	12,119	20%

Total consolidated obligations	$54,668	100%	$59,866	100%

The mix of our funding has changed significantly. The percentage of consolidated obligations due in 1 year or less decreased from 80% at December 31, 2020 to 48% at December 31, 2021 as we took advantage of market opportunities to replace maturing short-term debt with long-term callable debt at favorable terms. As a result, long-term CO bonds increased from 20% of total consolidation obligations at December 31, 2020 to 52% at December 31, 2021. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

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

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2021 and 2020, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $220 million and $283 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $12 million and $23 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2021	December 31, 2020
Advances	$21,084	$16,573
Investments	13,356	15,035
Mortgage loans	194	361
CO bonds	21,177	17,473
Discount notes	—	950

Total notional	$55,811	$50,392

The increase in the total notional amount during the year-ended December 31, 2021 of $5.4 billion, or 11%, was substantially due to an increase in derivatives hedging advances and CO bonds, driven primarily by market opportunities.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

December 31, 2021	Advances	Investments	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$179	$206	$248	$633
Estimated fair value of associated derivatives, net	(179)	116	(249)	(312)

Net cumulative fair-value hedging basis adjustments	$—	$322	$(1)	$321

The gains on both the cumulative basis adjustments on the hedged items and the estimated fair values of associated derivatives resulted from our strategy of terminating certain interest-rate swaps associated with the MBS DUS and entering into short-cut hedging relationships with new interest-rate swaps.

Total Capital. Total capital at December 31, 2021 was $3.6 billion, a net increase of $106 million, or 3%, from December 31, 2020, substantially due to net income and proceeds from the issuance of capital stock in connection with member advance activity, partially offset by cash dividends on, and redemptions/repurchases of, capital stock.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2021	December 31, 2020
Capital stock	63%	64%
Retained earnings	33%	33%
AOCI	4%	3%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at December 31, 2021 compared to December 31, 2020 were primarily due to redemptions/repurchases of capital stock.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2021	December 31, 2020
Total GAAP capital	$3,556	$3,450
Exclude: AOCI	(133)	(105)
Add: MRCS	50	251
Total regulatory capital	$3,473	$3,596

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

Our cash and short-term investments at December 31, 2021 totaled $7.0 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at December 31, 2021 totaled $3.9 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at December 31, 2021 totaled $10.9 billion, or 18% of total assets. The level of our liquidity fluctuates and is influenced by regulatory requirements, actual and anticipated member advance activity and market conditions.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2021, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $334.3 billion.

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

However, to protect us against temporary disruptions in access to the debt markets, the Finance Agency currently requires us to: (i) maintain contingent liquidity sufficient to cover, at a minimum, 20 calendar days of inability to issue consolidated obligations; (ii) have available at all times an amount greater than or equal to our members' current deposits invested in specific assets; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under hypothetical adverse scenarios. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

To support member deposits, the Bank Act requires us to have at all times a liquidity deposit reserve in an amount equal to the current deposits received from our members invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years. The following table presents our excess liquidity deposit reserves ($ amounts in millions).

	December 31, 2021	December 31, 2020
Liquidity deposit reserves	$29,540	$33,574
Less: total deposits	1,366	1,375
Excess liquidity deposit reserves	$28,174	$32,199

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

	December 31, 2021	December 31, 2020
Aggregate qualifying assets	$59,662	$65,532
Less: total consolidated obligations outstanding	54,478	59,950
Aggregate qualifying assets in excess of consolidated obligations	$5,184	$5,582

Ratio of aggregate qualifying assets to consolidated obligations	1.10	1.09

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

Changes in Cash Flow. The cash flows from our assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities for the year ended December 31, 2021 was $444 million, compared to net cash used in operating activities for the year ended December 31, 2020 of $318 million. The net increase in cash provided of $762 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources. Our financial strategies are generally designed to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and in our members' credit needs. Our capital generally grows when members are required to purchase additional capital stock as they increase their advances borrowings or other business activities with us and from the consistent accumulation of retained earnings. We may also repurchase excess capital stock from our members as business activities with them decline. In addition, in order to meet internally established thresholds or to meet our regulatory capital requirement, we, at the discretion of our board of directors, could undertake capital preservation initiatives such as: (i) voluntarily reducing or eliminating dividend payments; (ii) suspending excess capital stock repurchases; or (iii) raising capital stock holding requirements for our members.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	December 31, 2021		December 31, 2020
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,126	49%	$1,108	45%
Credit unions	309	13%	298	12%
Total depository institutions	1,435	62%	1,406	57%
Insurance companies	811	35%	802	33%
CDFIs	—	—%	—	—%

Total capital stock, putable at par value	2,246	97%	2,208	90%

MRCS:
Captive insurance companies (1)	12	1%	31	1%
Other former members	38	2%	220	9%

Total MRCS	50	3%	251	10%

Total regulatory capital stock	$2,296	100%	$2,459	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18 million. The remaining balance will not be repurchased until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock under our capital plan. In general, the level of excess capital stock fluctuates with our members' level of credit products and, to the extent members have opted-in to AMA activity-based stock requirements, principal amounts of MDCs.

The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	December 31, 2021	December 31, 2020
Member capital stock not subject to outstanding redemption requests	$798	$605
Member capital stock subject to outstanding redemption requests	14	—
MRCS	28	225

Total excess capital stock	$840	$830

Excess stock as a percentage of regulatory capital stock	37%	34%

The increase in total excess stock during the year ended December 31, 2021 resulted from the net reduction in advances outstanding, substantially offset by repurchases of excess MRCS.

In September 2021, we repurchased $181 million par value of excess MRCS held by former members or their successors-in-interest. In addition, we repurchased $11.3 million par value of excess stock subject to outstanding repurchase requests.

Under our capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2021 was 5.79%. Excess stock must be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to the specific ratio which was used to calculate the repurchase obligation, currently 5.75%. Otherwise, we are not required to redeem excess stock from a member until five years (or, in the case of Class A stock, six months) after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

Our regulatory capital ratio exceeded 6.0% at January 31, 2022. As a result, to comply with our capital plan, we executed excess stock repurchases in February 2022 totaling $166.8 million.

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

If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if any of the restrictions on capital stock redemption discussed above have occurred), the Bank is liquidated, merged involuntarily, or merged upon our board of directors' approval or consent with one or more other FHLBanks, the consideration for the stock or the redemption value of the stock will be established after the settlement of all senior claims. Generally, no claims would be subordinated to the rights of our shareholders.

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

The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Years Ended December 31,
	2021	2020	2019
Weighted-average dividend rate (1)	2.44%	3.66%	5.31%
Dividend payout ratio (2)	57.67%	86.97%	73.13%

(1)    Dividends paid in cash during the year divided by the average amount of Class B stock eligible for dividends under our capital plan, excluding MRCS.
(2)    Dividends paid in cash during the year divided by net income for the year.

On February 22, 2022, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.25% and on Class B-1 non-activity-based stock at an annualized rate of 1.00%, resulting in a spread between the rates of 2.25 percentage points. The overall weighted-average annualized rate paid was 2.31%. The dividends were paid in cash on February 23, 2022. For more information on our capital plan and dividend payments, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

We are required to maintain a ratio of total regulatory capital stock to total assets, measured on a daily average basis at month end, of at least two percent.

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
◦Market risk, which represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress, and the amount by which the market value of total capital is less than 85% of the book value of total capital; and
◦Operational risk, which represents 30% of the sum of our credit risk and market risk capital requirements.

The following table presents our risk-based capital requirement in relation to our permanent capital at December 31, 2021 and 2020 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2021	December 31, 2020
Credit risk	$155	$158
Market risk	684	327
Operational risk	252	146

Total risk-based capital requirement	$1,091	$631

Permanent capital	$3,473	$3,596

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, option-adjusted spreads and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at December 31, 2021 remained well in excess of our total risk-based capital requirement.

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

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Finance Agency Director would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. For more information, see Notes to Financial Statements - Note 12 - Capital.

For details of our off-balance-sheet commitments, see Notes to Financial Statements - Note 17 - Commitments and Contingencies.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances. Changes in estimates and assumptions have the potential to significantly affect our financial position and results of operations. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We consider two of our accounting policies and estimates to be critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions. These accounting policies pertain to:

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

Accounting for Derivatives and Hedging Activities. All derivatives are recorded on the statement of condition at their estimated fair values. Changes in the estimated fair value of derivatives are recorded in current period earnings. Therefore, even though derivatives are used to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate the market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and other market factors, our earnings may experience greater volatility.

The accounting guidance related to derivative accounting is complex and contains strict documentation requirements. The details of each designated hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk being hedged, the derivative instrument and how effectiveness is being assessed. In all cases involving a fair-value hedge of a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the designated benchmark interest rate.

Generally, we endeavor to use derivatives that qualify for fair-value hedge accounting. To qualify, the hedging instrument must be expected to be "highly effective" in offsetting changes in the fair value of the associated hedged item attributable to the hedged risk. A fair-value hedge relationship is considered highly effective only if certain specified criteria are met.

For hedging relationships that qualify for hedge accounting and are designated as fair-value hedges, the change in the fair value of the hedged item attributable to the hedged risk is recorded in current period earnings, thereby providing an offset to the change in fair value of the derivative. Any difference in the change in fair value of the derivative and the change in the fair value of the hedged item attributable to the hedged risk represents "hedge ineffectiveness". If a fair-value hedging relationship qualifies for the shortcut method of hedge accounting, the change in the fair value of the derivative is considered perfectly effective in offsetting the change in the fair value of the hedged item attributable to the hedged risk and, as a result, no ineffectiveness is recorded in earnings. To qualify for shortcut accounting treatment, a number of strict conditions must be met.

When applying the shortcut method, we document at hedge inception a quantitative method to assess hedge effectiveness if we would later determine its application was not or is no longer appropriate. By documenting a quantitative method at inception, the risk associated with inappropriately applying the shortcut method is reduced as the quantitative method can be applied, if certain qualifying criteria are met, without having to dedesignate the hedge relationship as of the date it was determined the hedge no longer qualified for the shortcut method.

Derivatives that are in fair-value hedging relationships but do not qualify for the shortcut method are accounted for using a long-haul method, either the total contractual coupon or benchmark component method. For more information on the long-haul methods and techniques used by the Bank, see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies.

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

As of December 31, 2021, the Bank’s derivatives portfolio included $37.6 billion (notional amount) that was accounted for using a long-haul method, substantially the total contractual coupon method, $8.8 billion (notional amount) that was accounted for using the shortcut method, and $9.2 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2020, the Bank’s derivatives portfolio included $36.9 billion (notional amount) that was accounted for using the long-haul method, $3.3 billion (notional amount) that was accounted for using the shortcut method, and $10.2 billion (notional amount) that did not qualify for hedge accounting.

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

Legislative and Regulatory Developments.

Pandemic-Related Developments. Executive and legislative branches of the federal and state governments and their agencies have continued to take steps to provide relief in connection with the continuing COVID-19 pandemic. For example, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the Paycheck Protection Program ("PPP"). This legislation also expanded eligibility for the PPP to include certain nonprofit organizations and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021. As another example, on June 25, 2021, the Federal Reserve announced a final extension of its Paycheck Protection Program Liquidity Facility ("PPPLF") by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program loan liquidity to eligible Federal Reserve member financial institutions to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, CDFIs, and other financial institutions to pledge to the facility any PPP loans approved by the SBA through the June 30, 2021 expiration of the PPP program. Additionally, the Federal Reserve continued to purchase agency securities throughout the year resulting in increased competition from Fannie Mae and Freddie Mac for purchases of mortgage loans via MPP.

These and other forms of pandemic-related relief have provided alternative sources of liquidity for members which has tended to reduce their needs for advances, which is reflected in the decline in advances balances we experienced during the year ended December 31, 2021. Pandemic-related relief may continue to suppress members’ demand for advances if such relief continues to provide alternative sources of liquidity. Similarly, the increased competition from Fannie Mae and Freddie Mac facilitated by the Federal Reserve’s purchases of agency securities has resulted in fewer opportunities for us to purchase mortgage loans from our members.

Executive and legislative branches of the federal and state governments and their agencies may take further steps to provide relief in connection with the continuing COVID-19 pandemic. While many relief programs and actions are temporary in nature, as with the existing relief efforts, they may have a direct or indirect impact on us or our members. Those impacts could, in turn, result in reduced demand for advances and/or heightened competition for mortgage loan purchases. We are unable to predict whether any such actions may be taken.

Other Legislative Developments.

Affordable Housing and Community Investment. Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require us to set aside higher percentages of our earnings for our AHP than is currently required. As part of the subsequent congressional budget reconciliation process, a legislative proposal is under consideration that would require us to increase our contribution for our AHP to 15% of our earnings for the preceding year. We cannot predict whether legislation increasing our required contribution will be enacted and, if it is enacted, the amount of the increase or the period over which it would be increased. An increased required contribution to our AHP would result in less net income being available for other purposes.

Other Regulatory Developments.

FHLBank Membership Supervisory Letter. On September 9, 2021, the Finance Agency published a supervisory letter addressing certain FHLBank membership issues, including:

•requirements for de novo CDFIs;
•automatic transfer of membership;
•large non-member institutions merging with small member institutions;
•membership applicant’s compliance with financial condition requirements, and
•the definition of insurance company.

The Finance Agency issued the letter to provide uniform guidance regarding these identified membership issues. The guidance could result in:

•fewer opportunities for FHLBank membership; and/or
•ineligibility for continued membership by certain entities, most notably CDFIs, insurance companies and large institutions that have acquired small members.

Accordingly, the guidance could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the Finance Agency published a regulatory interpretation on the eligibility of mortgage loan participations as collateral for FHLBank advances, which interpretation became effective on December 13, 2021. The interpretation provides the Finance Agency’s views on whether an FHLBank can accept mortgage loan participations as collateral to secure advances that cannot be readily liquidated in the form in which they are to be pledged. The interpretation rescinds prior guidance to the contrary and concludes that participations for which there would be a known impediment to liquidation are not eligible collateral for advances. The interpretation also provides that known impediments to liquidation include, among other possible reasons, instances when such participations:

•are not in salable form; and/or
•lack a viable secondary market.

We are evaluating the potential impact of the interpretation on the Bank, but it would lead to a decrease in the amount of collateral that is eligible to be pledged to us by our members.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the Finance Agency published a policy statement on fair lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the Finance Agency and the Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. FINRA amended Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the SEC approved a further delay to the effectiveness of these margin requirements until October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include TBAs. These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose us to credit risk from our counterparties to such transactions.

CFTC and Other Derivatives Developments. The Dodd-Frank Act mandated the U.S. federal regulation of the over-the-counter derivatives market and granted joint regulatory authority to the SEC and the CFTC over derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act's requirements. Pursuant thereto, our derivatives operations have become subject to, among other things, recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of our derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements beginning in 2022. These margining requirements are expected to increase the cost and reduce the availability of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of our hedging and related activities and could increase them further in the future.

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
•Focuses on leadership, collaboration and our resources to best serve organizational priorities; and
•Generally oversees the following committees' activities.
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
•Capital Markets Committee
•Focuses on our investment, hedging, and funding activities as they relate to financial performance, risk profile and our strategic direction; and
•Deliberates proposed strategies to meet funding needs and achieve financial performance objectives established by the board of directors and senior management, while remaining within established risk control parameters.
•IT Steering Committee
•Monitors our technology-related activities, strategies, risk positions and issues; and
•Promotes cross-functional communication and exchange of ideas pertaining to the technology directions and actions undertaken to achieve our strategic and financial objectives.
•Risk Committee
•Oversees the identification, monitoring, measurement, evaluation and reporting of risks;
•Promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management; and
•Oversees the actions of the Information Security Steering Committee, which oversees our Information Security Program, which includes enterprise information security, cybersecurity, and physical security.
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

Section 10(a) of the Bank Act prohibits us from making an advance without sufficient collateral to fully secure the advance. Security is provided via thorough underwriting and perfecting our position in eligible assets pledged by the borrower as collateral before an advance is made. Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control increasing when a member's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support advances and work with members to improve the accuracy of valuations.

At December 31, 2021 and 2020, advances outstanding to our insurance company members represented 46% and 43%, respectively, of our total advances outstanding, at par. We believe that advances outstanding to our insurance company members and the relative percentage of their advances to the total could increase, based upon the significant portion of total financial assets held by insurance companies in our district. Although insurance companies represent growth opportunities for our credit products, they have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2021, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets. As of December 31, 2021, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total restricted assets. As of December 31, 2021, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total unrestricted assets.

Credit extensions to a member whose total credit products exceed the applicable threshold require an additional approval as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. We may impose additional restrictions on extensions of credit to our members at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2021, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions).

December 31, 2021	Advances Outstanding	% of Total
The Lincoln National Life Insurance Company	$3,130	12%
Flagstar Bank, FSB	3,000	11%
Jackson National Life Insurance Company	2,017	7%
Old National Bank	1,903	7%
Forethought Life Insurance Company	1,592	6%
Subtotal - five largest borrowers	11,642	43%
Next five largest borrowers	5,511	20%
Others	10,157	37%
Total advances, par value	$27,310	100%

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

For the years ended December 31, 2021, 2020, and 2019, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all assets of the member. Our agreements with borrowers require each borrowing entity to fully secure all outstanding extensions of credit at all times, including advances, accrued interest receivable, standby letters of credit, correspondent services, certain AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with us. We may also require a member to pledge additional collateral to cover exposure resulting from any applicable prepayment fees on advances.

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

Additionally, for any CFI, we may also accept secured loans for small business, agricultural and community development activities.

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

Collateral Status. When an institution becomes a member, we assign the member to a collateral status after the initial underwriting review. The assignment of a member to a collateral status category reflects, in part, our philosophy of increasing our level of control over the collateral pledged by the member, when warranted, based on our underwriting conclusions and a review of our lien priority. Some members pledge and report collateral under a blanket lien established through the security agreement, while others are placed on specific listings or possession status or a combination of the three via a hybrid status. We take possession of all collateral posted by insurance companies to further ensure our position as a first-priority secured creditor. A depository institution member may elect a more restrictive collateral status to receive a higher lendable value for their collateral.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status, along with their corresponding collateral balances at December 31, 2021. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products, and therefore does not include all assets against which we have security interests ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	ORERC/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	72	$9,614	$7,719	$1,849	$19,182	$12,926	$5,713
Specific listings	60	21,981	4,607	3,982	30,570	23,714	7,639
Possession	26	6,066	12,314	6,778	25,158	18,091	12,950
Hybrid (3)	4	3,820	1,389	302	5,511	3,503	1,420
Total	162	$41,481	$26,029	$12,911	$80,421	$58,234	$27,722

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

Collateral Review and Monitoring. Our agreements with borrowers allow us, at any time and in our sole discretion, to require substitution of collateral, adjust the over-collateralization requirements applied to collateral, or refuse to make extensions of credit against any collateral. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem the Bank to be inadequately secured.

Credit services management continually monitors members' collateral status and may require a member to change its collateral status based upon deteriorating financial performance, results of collateral verification reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

We conduct regular collateral verification reviews of loan collateral pledged by members to confirm the existence of the pledged collateral, confirm that the collateral conforms to our eligibility requirements, and score the collateral for concentration and credit risk. Based on the results of such collateral verification reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

Credit Review and Monitoring. We monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution borrowers, regulatory financial statements filed with the appropriate state insurance department by insurance company borrowers, SEC filings, and rating agency reports, to ensure that potentially troubled institutions are identified as soon as possible. In addition, we have the ability to obtain borrowers' regulatory examination reports and, when appropriate, may contact borrowers' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for our borrowers.

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

Short-Term Investments. Our short-term investments typically include securities purchased under agreements to resell, which are secured by United States Treasuries. Although we are permitted to purchase these securities for terms of up to 275 days, most mature overnight. Our short-term investments can also include federal funds sold, which can be overnight or term placements of our funds. We place these funds with large, high-quality financial institutions with investment-grade long-term credit ratings on an unsecured basis for terms of up to 275 days, though most mature overnight. Our short-term investments also include interest-bearing demand deposit accounts which are commercial deposit accounts generally opened with large, high-quality domestic financial institutions. The funds within these accounts are available for withdrawal at any time during business hours.

We monitor counterparty creditworthiness, ratings, performance, and capital adequacy in an effort to mitigate unsecured credit risk on the short-term investments, with an emphasis on the potential impacts of changes in global economic conditions. As a result, we may limit or suspend exposure to certain counterparties.

Finance Agency regulations include limits on the amount of unsecured credit we may extend to a private counterparty or to a group of affiliated counterparties. These regulations require, among other things, that we calculate credit risk capital charges and unsecured credit limits based on our own internal rating methodology.

Finance Agency regulations also permit us to extend additional unsecured credit for overnight federal funds sold up to a total unsecured exposure to a single counterparty of 2% to 30% of the eligible amount of regulatory capital, based on our internal credit rating of the counterparty.

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2021, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

December 31, 2021	AA	A	Total
Domestic	$—	$100	$100
Australia	910	—	910
Canada	—	1,170	1,170
Netherlands	—	500	500
Total unsecured credit exposure	$910	$1,770	$2,680

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream. However, when our ratio exceeds 300%, as it did on December 31, 2021, the opportunity to further enhance our earnings will not be available until we are again permitted to purchase these investments.

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

December 31, 2021	AA	A	Total
Short-term investments:
Interest-bearing deposits	$—	$100	$100
Securities purchased under agreements to resell	3,500	—	3,500
Federal funds sold	910	1,670	2,580
Total short-term investments	4,410	1,770	6,180

Trading securities:
U.S. Treasury obligations	3,947	—	3,947
Total trading securities	3,947	—	3,947

Other investment securities:
GSE and TVA debentures	2,697	—	2,697
GSE MBS	8,150	—	8,150
Other U.S. obligations - guaranteed RMBS	2,626	—	2,626
Total other investment securities	13,473	—	13,473

Total investments, carrying value	$21,830	$1,770	$23,600

Percentage of total	93%	7%	100%

Mortgage Loans Held for Portfolio. We are exposed to credit risk on the loans purchased from our PFIs through the MPP. Each loan we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. For example, the maximum LTV ratio for any conventional mortgage loan purchased is 95%, and the borrowers must meet certain minimum credit scores depending upon the type of loan or property.

Credit enhancements for conventional loans include (in order of priority):

•PMI (when applicable);
•LRA; and
•SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary.

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2021, we had PMI coverage on $695 million or 10% of our conventional MPP mortgage loans, which included coverage of $1.4 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $4.7 million.

LRA. We use either a "spread LRA" or a "fixed LRA" for credit enhancement. The spread LRA was used in combination with SMI for credit enhancement of conventional mortgage loans purchased under our original MPP, and the fixed LRA is used for credit enhancement of conventional mortgage loans purchased under Advantage MPP. At this time, substantially all of the additions are from Advantage MPP, and substantially all of the claims paid are from the original MPP.

The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	2021
LRA Activity	Original	Advantage	Total
Liability, beginning of year	$4	$203	$207
Additions	—	25	25
Claims paid	—	—	—
Distributions to PFIs	—	(1)	(1)
Liability, end of year	$4	$227	$231

SMI. Losses that exceed available LRA funds are covered by SMI (for original MPP loans) up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of available LRA funds and SMI.

Our current SMI providers are Mortgage Guaranty Insurance Corporation and Enact Mortgage Insurance (formerly known as Genworth Mortgage Insurance Corporation). For pools of loans acquired under the original MPP, we entered into the insurance contracts directly with the SMI providers, including a contract for each pool or aggregate pool. Pursuant to Finance Agency regulation, the PFI must be responsible for all expected credit losses on the mortgages sold to us. Therefore, the PFI was the purchaser of the SMI policy, and we are designated as the beneficiary. The premiums are the PFI's obligation. As an administrative convenience, we collect the SMI premiums from the monthly mortgage remittances received from the PFIs or their designated servicer and remit them to the SMI provider.

As of December 31, 2021, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $300 million. The lowest credit rating from S&P and Moody's stated in terms of the S&P equivalent, for each of our SMI companies is BBB+ for Mortgage Guaranty Insurance Corporation and BB for Enact Mortgage Insurance. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

Mortgage Loan Characteristics. Two indicators of credit quality at origination are LTV ratios and credit scores provided by FICO®. FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. The combination of a lower FICO® score and a higher LTV ratio is a key driver of potential mortgage delinquencies and defaults.

The following tables present these two characteristics at origination of our conventional loan portfolio as a percentage of the UPB outstanding ($ amounts in millions).

	December 31, 2021
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$2	79.3%	7.7%	2.0%	11.0%
620-659	31	88.9%	3.8%	1.6%	5.7%
660-699	582	97.7%	0.8%	0.3%	1.2%
700-739	1,507	98.4%	0.7%	0.1%	0.8%
740 or higher	5,132	99.6%	0.2%	—%	0.2%
Total	$7,254	99.1%	0.4%	0.1%	0.4%

(1)     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2021, 100% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 760.

LTV Ratio (1)	December 31, 2021
< = 60%	18%
> 60% to 70%	17%
> 70% to 80%	51%
> 80% to 90% (2)	10%
> 90% (2)	4%
Total	100%

(1)     At origination.
(2)     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2021, 86% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 72%.

We believe these two measures indicate that these loans have a low risk of default.

Mortgage Loan Concentration. During 2021, our top-selling PFI sold us mortgage loans totaling $218 million, or 10% of the total mortgage loans that we purchased in 2021. Our five top-selling PFIs sold us 28% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2021, 2020, and 2019, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district. The following table presents the percentage of UPB of conventional loans outstanding at December 31, 2021 for the five largest state concentrations.

By State	December 31, 2021
Indiana	48%
Michigan	31%
California	4%
Florida	1%
Kentucky	1%
All others	15%
Total	100%

Mortgage Loan Credit Performance. The credit ratios of our mortgage loans are presented in the table below along with the amounts used in those calculations ($ amounts in millions).

	December 31,
	2021	2020
Average loans outstanding during the year ended (UPB)	$7,665	$9,708
Mortgage loans held for portfolio (UPB)	7,434	8,323
Non-accrual loans (UPB) (1)	23	86
Allowance for credit losses on mortgage loans held for portfolio	(0.2)	(0.4)
Net charge-offs	—	—

Ratio of net charge-offs to average loans outstanding during the year ended (2)	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio (2)	—%	—%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.31%	1.04%
Ratio of allowance for credit losses to non-accrual loans	0.85%	0.40%

(1)     Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis). At December 31, 2021, the total UPB of our non-accrual loans in informal, COVID-19-related forbearance was $7 million.
(2)     Ratios of —% represent results less than 0.1%.

The serious delinquency rate for government-guaranteed or -insured mortgages was 0.86% at December 31, 2021, compared to 3.36% at December 31, 2020. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. The serious delinquency rate for conventional mortgages was 0.40% at December 31, 2021, compared to 1.14% at December 31, 2020. Both rates were below the national serious delinquency rate.
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

Derivatives. Our over-the-counter derivative transactions are either (i) held with a counterparty (uncleared derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a clearinghouse (cleared derivatives).

•Uncleared Derivatives. We are subject to credit risk due to the potential non-performance by the counterparties to our uncleared derivative transactions. We require collateral agreements with our uncleared derivative counterparties. The exposure thresholds above which collateral must be delivered vary; the threshold is zero in most cases.
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

December 31, 2021	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$2	$—	$—	$—
Cleared derivatives (1)	7,401	—	49	49
Liability positions with credit exposure
Uncleared derivatives - A	1,311	(11)	11	—
Cleared derivatives (1)	15,287	—	171	171
Total derivative positions with credit exposure to non-member counterparties	24,001	(11)	231	220
Total derivative positions with credit exposure to member institutions (2)	48	—	—	—
Subtotal - derivative positions with credit exposure	24,049	$(11)	$231	$220
Derivative positions without credit exposure	31,762

Total derivative positions	$55,811

(1)     Represents derivative transactions cleared by two clearinghouses (one rated AA- and the other unrated). The net exposure to one such clearinghouse rated AA- is $216 million. The net exposure to the other clearinghouse which is unrated is $4 million.
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

Daily projections of required liquidity are prepared to help us maintain adequate funding for our operations. Operational liquidity levels are determined assuming sources of cash from both the FHLBank System's ongoing access to the capital markets and our holding of liquid assets to meet operational requirements in the normal course of business. Contingent liquidity levels are determined based upon the assumption of an inability to readily access the capital markets for a period of 20 calendar days. These analyses include projections of cash flows and funding needs, targeted funding terms, and various funding alternatives for achieving those terms. A contingency plan allows us to maintain sufficient liquidity in the event of operational disruptions at our Bank, at the Office of Finance, or in the capital markets.

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

Our operations rely on the secure processing, storage and transmission of sensitive/confidential and other information in our computer systems, software and networks. As a result, our Information Security Program is designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Information Security Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Information Security controls designed to protect and detect are in place, including procedures to respond to and mitigate the impacts of security incidents.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate both a business resumption center and a disaster recovery data center, at separate locations, with the objective of being able to fully recover all critical activities in a timely manner. Both facilities are subject to periodic testing to demonstrate the Bank's resiliency in the event of a disaster. In addition, all Bank staff have the capabilities to work remotely. We also have a back-up agreement in place with the FHLBank of Cincinnati in the event critical business operations at our primary and back-up facilities are inoperable.

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

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including VaR, duration of equity, convexity, changes in MVE, duration gap, and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Market Risk-Based Capital Requirement. The market risk-based capital requirement is an estimate of the market value decline of the portfolio at risk from movements in interest rates and other factors that could occur during times of market stress. We use an internal, VaR-based model to make the estimate. The model:

•is intended to result in an estimate such that the probability of loss greater than the estimate is no more than one percent; and
•uses certain interest-rate and market price scenarios we develop in accordance with Finance Agency guidance.

The table below presents the VaR estimate ($ amounts in millions).

	VaR
Years Ended	Year-End	High	Low	Average
December 31, 2021	$684	$684	$384	$526
December 31, 2020	327	327	230	279

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

December 31, 2021	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,599	$3,485	$3,530	$3,556	$3,543
Percent change in MVE from base	2.0%	(1.3)%	0%	0.7%	0.4%
MVE/book value of equity	99.8%	96.6%	97.9%	98.6%	98.2%
Duration of equity	0.9	1.7	(1.3)	(0.1)	0.6

December 31, 2020	Down 200 (2)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,621	$3,605	$3,559	$3,579	$3,590
Percent change in MVE from base	1.8%	1.3%	0%	0.6%	0.9%
MVE/book value of equity	97.8%	97.4%	96.2%	96.7%	97.0%
Duration of equity	—	0.8	0.7	(0.7)	0.4

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

The changes in those key metrics from December 31, 2020 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition, upgrading the prepayment model and our hedging strategies.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap at December 31, 2021 and 2020 was (0.11)% and 0.01% , respectively.

As part of our overall interest-rate risk management process, we continue to evaluate strategies to manage interest-rate risk.

Use of Derivative Hedges

We use derivatives to hedge our market risk exposures. The primary types of derivatives used are interest-rate swaps, forward contracts and caps. Derivatives increase the flexibility of our funding alternatives by providing specific cash flows or characteristics that might not be as readily available or cost effective if obtained in the cash debt market. We do not speculate using derivatives and do not engage in derivatives trading.

Hedging Debt Issuance. When CO bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the consolidated obligations market. A typical hedge of this type occurs when a CO bond is issued, while we simultaneously execute a matching interest rate swap. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO bond. In this transaction we typically pay a variable interest rate which closely matches the interest payments we receive on short-term or variable-rate advances or investments. This intermediation between the bond and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the bond markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO bonds that we issue. Occasionally, interest rate swaps are executed to hedge discount notes.

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

Other Hedges. We occasionally use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our risk management policies. We are permitted to act as an intermediary between certain smaller member institutions and the capital markets by executing interest-rate swaps with members, but have not done so.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31,
			2021	2020
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$9,252	$9,315
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	7,982	7,258
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	3,850	—
Sub-total advances			21,084	16,573
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	4,181	4,992
		Economic	3,950	5,050

Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	4,599	4,367
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	626	626
Sub-total investments			13,356	15,035
Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	98	181
Sub-total mortgage loans			98	181
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	1,041	11,018
		Economic	200	—

Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	19,341	3,278
Receive float, pay float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	595	3,177
Sub-total CO bonds			21,177	17,473
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	—	950
Sub-total discount notes			—	950
Stand-alone derivatives:
MDCs	Not Applicable	N/A	96	180
Sub-total stand-alone derivatives			96	180
Total notional			$55,811	$50,392

The use of different types of derivatives varies based on our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2021			December 31, 2020
Interest-Rate Payment Terms	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$3,947	$3,947	100%	$5,095	$5,095	100%
Total trading securities, fair value	$3,947	$3,947	100%	$5,095	$5,095	100%

AFS securities:
Total fixed-rate	$9,008	$9,008	100%	$10,008	$10,008	100%
Total AFS securities, amortized cost	$9,008	$9,008	100%	$10,008	$10,008	100%

Advances:
Total fixed-rate	$22,316	$17,234	77%	$25,452	$16,573	65%
Total variable-rate	4,994	3,850	77%	5,239	—	—%
Total advances, par value	$27,310	$21,084	77%	$30,691	$16,573	54%

CO bonds:
Total fixed-rate	$37,616	$20,582	55%	$24,766	$14,296	58%
Total variable-rate	4,934	595	12%	18,480	3,177	17%
Total CO bonds, par value	$42,550	$21,177	50%	$43,246	$17,473	40%

Discount notes:
Total fixed-rate	$12,118	$—	—%	$16,620	$950	6%
Total discount notes, par value	$12,118	$—	—%	$16,620	$950	6%

For information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

Replacement of the LIBOR Benchmark Interest Rate

In March 2021, the FCA confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. The FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date.

A portion of our advances, investments, derivative assets, derivative liabilities, and related collateral remain directly or indirectly indexed to U.S. dollar LIBOR with maturity dates that extend beyond June 30, 2023. As a result, we have taken and will continue to take steps to transition our LIBOR-linked financial instruments and contracts. To that end, and consistent with a Finance Agency supervisory letter sent to the FHLBanks in September 2019, we ceased purchasing investments that reference LIBOR and mature after December 31, 2021. Further, we have endeavored to identify and amend our financial instruments and contracts including advances, investments and derivatives that may require adding or adjusting fallback language.

We continue to take steps to adopt SOFR, the alternative to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee, for our relevant products, services and financial instruments. Since 2018, market activity in SOFR-linked financial instruments has continued to develop; however, the market transition from LIBOR to SOFR or another alternate reference rate has been complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as other market conventions. In addition, the overnight Treasury repurchase market underlying SOFR has experienced disruptions from time to time, which has resulted in unexpected fluctuations in SOFR. The introduction of alternate reference rates also creates challenges in hedging and asset-liability management and additional basis risk and increased volatility. While market activity in SOFR- linked financial instruments has continued to develop, the progress has been uneven. Further, a robust member demand for SOFR-linked advances has yet to develop.

We continue to implement our transition plan that has reduced our exposure to the transition and has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. As a result, we do not expect the complete transition by June 30, 2023 to have a material adverse impact on the Bank's business, results of operations or financial condition.

For more information, see Item 1A. Risk Factors - Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations.

The following table presents our LIBOR-rate indexed financial instruments outstanding at December 31, 2021 and 2020 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
December 31, 2021	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$134	$48	$2,259	$2,441	9%
MBS, par value (2)	—	—	2,669	2,669	25%
Total	$134	$48	$4,928	$5,110

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,366	$767	$2,336	$4,469	20%
Uncleared	320	314	6,176	6,810	21%
Total	$1,686	$1,081	$8,512	$11,279

Liabilities:
CO bonds, par value (2)	$—	$—	$—	$—	—%

Interest-rate swaps - pay leg, notional (2):
Cleared	$3,134	$1,150	$—	$4,284	19%
Uncleared	—	—	—	—	—%
Total	$3,134	$1,150	$—	$4,284

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

	Year of Maturity
December 31, 2020	2021	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$40	$353	$187	$2,913	$3,493	11%
MBS, par value (2)	—	32	—	3,555	3,587	33%
Total	$40	$385	$187	$6,468	$7,080

Interest-rate swaps - receive leg, notional (2):
Cleared	$2,037	$1,464	$786	$4,218	$8,505	25%
Uncleared	105	320	316	9,914	10,655	69%
Total	$2,142	$1,784	$1,102	$14,132	$19,160

Liabilities:
CO bonds, par value (2)	$6,675	$—	$—	$—	$6,675	15%

Interest-rate swaps - pay leg, notional (2):
Cleared	$12,711	$234	$200	$—	$13,145	39%
Uncleared	2,950	—	—	204	3,154	20%
Total	$15,661	$234	$200	$204	$16,299

Other derivatives, notional:
Interest-rate caps held (2)	$—	$15	$—	$611	$626	100%

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2021. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 8 and 16 to the financial statements, the Bank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2021 was $55.8 billion, of which 83% were designated as hedging instruments, and the net fair value of derivative assets and liabilities as of December 31, 2021 was $220 million and $12 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, such as interest rate curves and volatility assumptions.

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
March 10, 2022

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31,
	2021	2020
Assets:
Cash and due from banks (Note 3)	$867,880	$1,811,544
Interest-bearing deposits (Note 4)	100,041	100,026
Securities purchased under agreements to resell (Note 4)	3,500,000	2,500,000
Federal funds sold (Note 4)	2,580,000	1,215,000
Trading securities (Note 4)	3,946,799	5,094,703
Available-for-sale securities (amortized cost of $9,007,993 and $10,007,978) (Note 4)	9,159,935	10,144,899
Held-to-maturity securities (estimated fair values of $4,322,157 and $4,723,796) (Note 4)	4,313,773	4,701,302
Advances (Note 5)	27,497,835	31,347,486
Mortgage loans held for portfolio, net (Note 6)	7,616,134	8,515,645
Accrued interest receivable	80,758	103,076
Derivative assets, net (Note 7)	220,202	283,082
Other assets	121,246	107,993

Total assets	$60,004,603	$65,924,756

Liabilities:
Deposits (Note 8)	$1,366,397	$1,375,206
Consolidated obligations (Note 9):
Discount notes	12,116,358	16,617,079
Bonds	42,361,572	43,332,946
Total consolidated obligations, net	54,477,930	59,950,025
Accrued interest payable	88,068	63,581
Affordable Housing Program payable (Note 10)	31,049	34,402
Derivative liabilities, net (Note 7)	12,185	22,979
Mandatorily redeemable capital stock (Note 11)	50,422	250,768
Other liabilities	422,221	777,493

Total liabilities	56,448,272	62,474,454

Commitments and contingencies (Note 16)

Capital (Note 11):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,462,009 and 22,075,696, respectively	2,246,201	2,207,570
Retained earnings:
Unrestricted	889,869	868,904
Restricted	287,203	268,426
Total retained earnings	1,177,072	1,137,330
Total accumulated other comprehensive income (Note 12)	133,058	105,402

Total capital	3,556,331	3,450,302

Total liabilities and capital	$60,004,603	$65,924,756

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Interest Income:
Advances	$115,634	$329,675	$813,152
Interest-bearing deposits	534	5,652	22,050
Securities purchased under agreements to resell	1,730	11,644	79,100
Federal funds sold	2,821	10,793	62,235
Trading securities	48,510	90,860	53,213
Available-for-sale securities	99,646	103,658	214,558
Held-to-maturity securities	31,792	70,019	150,822
Mortgage loans held for portfolio	169,132	231,152	357,231
Total interest income	469,799	853,453	1,752,361

Interest Expense:
Consolidated obligation discount notes	9,067	116,680	440,305
Consolidated obligation bonds	206,429	461,953	1,050,015
Deposits	162	2,856	12,899
Mandatorily redeemable capital stock	2,601	8,594	11,863
Other interest expense	—	—	37
Total interest expense	218,259	590,083	1,515,119

Net interest income	251,540	263,370	237,242
Provision for (reversal of) credit losses	(108)	140	(289)

Net interest income after provision for credit losses	251,648	263,230	237,531

Other Income:
Net realized gains from sale of available-for-sale securities	—	504	—
Net gains (losses) on trading securities	(47,314)	(14,484)	32,996
Net gains (losses) on derivatives	3,684	(48,362)	(18,983)
Other, net	9,811	6,826	6,296
Total other income (loss)	(33,819)	(55,516)	20,309

Other Expenses:
Compensation and benefits	60,622	60,789	55,494
Other operating expenses	30,089	31,609	29,526
Federal Housing Finance Agency	6,336	4,989	4,189
Office of Finance	6,377	5,005	4,907
Other	9,801	6,742	4,878
Total other expenses	113,225	109,134	98,994

Income before assessments	104,604	98,580	158,846

Affordable Housing Program assessments	10,720	10,717	17,071

Net income	$93,884	$87,863	$141,775
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$93,884	$87,863	$141,775

Other Comprehensive Income:

Net change in unrealized gains on available-for-sale securities	15,021	47,108	36,827

Pension benefits, net (Note 13)	12,635	(9,082)	(11,138)

Total other comprehensive income	27,656	38,026	25,689

Total comprehensive income	$121,540	$125,889	$167,464

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2019, 2020, and 2021
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2018	19,310	$1,930,952	$855,311	$222,499	$1,077,810	$41,687	$3,050,449

Total comprehensive income			113,420	28,355	141,775	25,689	167,464

Proceeds from issuance of capital stock	1,941	194,102					194,102

Shares reclassified to mandatorily redeemable capital stock, net	(1,510)	(150,978)					(150,978)

Cash dividends on capital stock (5.31%)			(104,277)	—	(104,277)		(104,277)

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income			70,291	17,572	87,863	38,026	125,889

Proceeds from issuance of capital stock	2,669	266,906					266,906

Redemption/repurchase of capital stock	(6)	(621)					(621)

Shares reclassified to mandatorily redeemable capital stock, net	(328)	(32,791)					(32,791)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (3.66%)			(76,415)	—	(76,415)		(76,415)

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			75,107	18,777	93,884	27,656	121,540

Proceeds from issuance of capital stock	996	99,638					99,638

Redemption/repurchase of capital stock	(563)	(56,277)					(56,277)

Shares reclassified to mandatorily redeemable capital stock, net	(47)	(4,730)					(4,730)

Cash dividends on capital stock (2.44%)			(54,142)	—	(54,142)		(54,142)

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$93,884	$87,863	$141,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	84,157	74,130	44,492
Changes in net derivative and hedging activities	178,305	(420,090)	(287,098)
Provision for (reversal of) credit losses	(108)	140	(289)
Net losses (gains) on trading securities	47,314	14,484	(32,996)
Net realized gains from sale of available-for-sale securities	—	(504)	—
Changes in:
Accrued interest receivable	21,671	28,855	(7,660)
Other assets	(21,453)	(28,853)	(6,538)
Accrued interest payable	24,487	(115,401)	(986)
Other liabilities	15,743	41,255	20,684
Total adjustments, net	350,116	(405,984)	(270,391)

Net cash provided by (used in) operating activities	444,000	(318,121)	(128,616)

Investing Activities:
Net change in:
Interest-bearing deposits	487,626	169,514	65,727
Securities purchased under agreements to resell	(1,000,000)	(1,000,000)	1,712,726
Federal funds sold	(1,365,000)	1,335,000	535,000
Trading securities:
Proceeds from maturities	2,950,000	4,160,000	—
Proceeds from sales	50,006	—	249,844
Purchases	(1,899,417)	(4,252,538)	(5,233,497)
Available-for-sale securities:
Proceeds from maturities and paydowns	835,255	593,550	510,500
Proceeds from sales	—	96,779	—
Purchases	(319,623)	(1,851,436)	(785,129)
Held-to-maturity securities:
Proceeds from maturities and paydowns	996,151	1,428,899	1,114,938
Purchases	(784,446)	(744,501)	(663,607)
Advances:
Principal repayments	224,935,571	255,014,417	351,631,834
Disbursements to members	(221,554,319)	(253,433,610)	(351,074,140)
Mortgage loans held for portfolio:
Principal collections	2,849,214	4,398,392	1,879,313
Purchases from members	(2,150,713)	(2,082,767)	(1,307,159)
Purchases of premises, software, and equipment	(4,411)	(4,641)	(6,230)
Loans to other Federal Home Loan Banks:
Principal repayments	40,000	90,000	—
Disbursements	(40,000)	(90,000)	—

Net cash provided by (used in) investing activities	4,025,894	3,827,058	(1,369,880)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2021	2020	2019
Financing Activities:
Net change in deposits	(8,809)	414,531	375,975
Net proceeds (payments) on derivative contracts with financing elements	(25,365)	(3,694)	1,824
Net proceeds from issuance of consolidated obligations:
Discount notes	291,172,745	355,337,396	342,745,604
Bonds	43,151,651	48,663,468	40,241,691
Payments for matured and retired consolidated obligations:
Discount notes	(295,668,613)	(356,372,123)	(345,937,042)
Bonds	(43,819,310)	(50,052,784)	(35,902,870)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	—	250,000
Principal repayments	—	—	(250,000)
Proceeds from issuance of capital stock	99,638	266,906	194,102
Proceeds from issuance of mandatorily redeemable capital stock	—	—	3,704
Payments for redemption/repurchase of capital stock	(56,277)	(621)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(205,076)	(104,925)	(656)
Partial recovery of prior capital distribution to Financing Corporation	—	10,574	—
Dividend payments on capital stock	(54,142)	(76,415)	(104,277)

Net cash provided by (used in) financing activities	(5,413,558)	(1,917,687)	1,618,055

Net increase (decrease) in cash and due from banks	(943,664)	1,591,250	119,559

Cash and due from banks at beginning of year	1,811,544	220,294	100,735

Cash and due from banks at end of year	$867,880	$1,811,544	$220,294

Supplemental Disclosures:
Cash activities:
Interest payments	$265,209	$804,173	$1,501,471
Affordable Housing Program payments	14,073	14,399	19,734
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	236,507	84,086
Capitalized interest on certain held-to-maturity securities	1,278	1,412	4,624
Par value of shares reclassified to mandatorily redeemable capital stock, net	4,730	32,791	150,978

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2021 and 2020, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2021, 2020, and 2019. Acronyms and terms used throughout these Notes to Financial Statements are defined herein or in the Defined Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 11 regional wholesale FHLBanks in the United States. The FHLBanks are GSEs that were organized under the Bank Act to serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Even though the Bank is part of the FHLBank System, we operate as a separate entity with our own management, employees and board of directors.

Each FHLBank is a financial cooperative that provides a readily available, competitively-priced source of funds to its member institutions. Regulated financial depositories and non-captive insurance companies engaged in residential housing finance that have their principal place of business located in, or are domiciled in, our district states of Michigan or Indiana are eligible for membership. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us. While eligible to borrow, Housing Associates are not members and, as such, are not allowed to hold our capital stock.

Each member must purchase a minimum amount of our capital stock based on the amount of its total assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) hold our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock, to the extent declared by our board of directors, receive dividends on their capital stock, subject to applicable regulations.

The FHLBanks' Office of Finance facilitates the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligations, consisting of bonds and discount notes, and prepares and publishes the FHLBanks' combined quarterly and annual financial reports.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. The most significant estimates pertain to the fair values of financial instruments.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Securities purchased under agreements to resell are treated as short-term, collateralized financings. These securities are held in safekeeping in the Bank's name by third-party custodians approved by us. If the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in the Bank's name, and/or (ii) remit an equivalent amount of cash. Federal funds sold are short-term, unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty.

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

AFS Securities. Securities that are not classified as trading or HTM are classified as AFS and carried at estimated fair value. We record changes in the fair value of these securities in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities in hedging relationships that qualify as fair-value hedges. For those securities, we record the portion of the change in fair value attributable to the risk being hedged in interest income together with the related change in the fair value of the derivative, and record the remainder of the change in the fair value in OCI as net change in unrealized gains (losses) on AFS securities.

Amortization of Purchase Premiums and Discounts. Since we hold a large number of similar loans underlying our MBS, for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, we amortize or accrete premiums, discounts, and cumulative fair-value hedging basis adjustments on MBS to interest income using a level-yield under the retrospective interest method. This method requires that we estimate prepayments over the estimated life of each security and retrospectively adjust the effective yield each time the estimated remaining cash flows change as if the new estimate had been used since the original acquisition date. Changes in interest rates are a significant assumption used in estimating the timing and amount of prepayments.

For all non-MBS securities, we amortize or accrete premiums, discounts, and cumulative fair-value hedging basis adjustments using a level-yield methodology over the contractual life of each security, with the exception of our callable non-MBS securities, on which the purchase premium is amortized to the next call date. For all non-MBS securities, prepayments are not estimated but only taken into account as they actually occur.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income as net realized gains (losses) from sale of securities.

Advances. We record advances at amortized cost, adjusted to include deferred swap termination fees associated with modified advances, net of deferred prepayment fees, and cumulative fair-value hedging basis adjustments. We amortize such fees and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of the advance. When an advance is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments.

Prepayment Fees. We charge a prepayment fee when a borrower repays certain advances prior to maturity. We report prepayment fees, net of any associated swap termination fees and cumulative fair-value hedging basis adjustments, in interest income on advances.

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

If the transaction is determined to be an advance modification, the nonrefundable prepayment fees, net of associated swap termination fees, are not immediately recognized in income but are (i) included in the carrying value of the modified advance and amortized into interest income over the life of the new advance using a level-yield methodology or (ii) embedded into the rate of the modified advance and recorded as an adjustment to the interest accrual.

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the positive intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported at cost, adjusted to include premiums paid to and discounts received from PFIs, hedging basis adjustments, and the allowance for credit losses.

Amortization of Purchase Premiums and Discounts. We amortize or accrete premiums and discounts and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each loan. When a loan is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments.

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

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income (for any interest accrued in the current year) and/or the allowance for credit losses (for any interest accrued in the previous year). We record payments received on non-accrual loans as a direct reduction of the amortized cost of the loan. When the amortized cost has been fully collected, any additional amounts collected are recognized as interest income. A loan on non-accrual status may be restored to accrual status when it becomes current (zero days past due) and three consecutive and timely monthly payments have been received.

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

As a result of temporary accounting guidance that remained in effect throughout 2021, we continued excluding all qualifying COVID-19-related loan modifications considered to be formal, i.e. the legal terms of the loan were changed, from TDR classification and accounting. We do not consider any short-term, informal, i.e. the legal terms of the loan have not changed, modifications or payment deferrals alone to be a TDR and thus we continue to follow our existing past-due, non-accrual, TDR and charge-off accounting policies for such loan modifications.

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

Allowance for Credit Losses on Financial Instruments. As a result of adopting new accounting guidance on January 1, 2020, our financial instruments, i.e. interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances (including off-balance sheet credit exposures), and mortgage loans held for portfolio, are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable for all instruments, which is measured separately. If necessary, we write-off uncollectible accrued interest with a reversal of interest income.

Prior to January 1, 2020, we recorded an allowance for credit losses (or OTTI on investment securities) if it was probable that a loss had been incurred as of the statement of condition date and the amount of loss could be reasonably estimated. In addition, our allowance for credit losses on our mortgage loans was based on a loss emergence period of 24 months. For more information on the allowance methodology related to our financial instruments, see Note 4 - Investments, Note 5 - Advances, Note 6 - Mortgage Loans Held for Portfolio, and Note 17 - Commitments and Contingencies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Derivatives and Hedging Activities. We record derivative instruments, related cash collateral (including initial margin received or pledged/posted), variation margin received or pledged/posted, and associated accrued interest on a net basis, by clearing agent and/or by counterparty, as either derivative assets or derivative liabilities at their estimated fair values. Changes in the estimated fair value of derivatives are recorded in current period earnings.

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

(i)a qualifying hedge of the change in fair value of a recognized asset or liability (e.g., advances, AFS investments, and CO bonds) or an unrecognized firm commitment (fair-value hedge); or
(ii)a non-qualifying hedge for asset/liability management purposes (economic hedge).

In all cases involving a fair-value hedge of a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the designated benchmark interest rate.

Accounting for Qualifying Hedges. Hedging relationships must meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective to qualify for hedge accounting. Two approaches to account for qualifying fair-value hedge relationships include:

(i)Shortcut hedge accounting - Transactions that meet certain criteria qualify for the shortcut method of hedge accounting. Under the shortcut method, an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark rate, equates to the entire change in fair value of the related derivative. As a result, the derivative is considered to be perfectly effective in achieving offsetting changes in the fair value of the hedged asset or liability attributable to the hedged risk. When applying the shortcut method, we document, at inception of the hedge relationship, a quantitative long-haul method that we can apply should we subsequently determine a derivative relationship no longer qualifies for shortcut hedge accounting; or

(ii)Long-haul hedge accounting - The application of long-haul hedge accounting requires us to assess whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. As part of the assessment, a regression analysis is performed at the inception of each hedging relationship and at each month-end thereafter to ensure the hedge relationship has been highly effective historically and is expected to be highly effective in the future.

While a number of long-haul methods and techniques are permissible, we utilize the following:

•Total Contractual Coupon Method - In calculating the change in the fair value of the hedged item attributable to changes in the benchmark interest rate, the estimated coupon cash flows are based on the full contractual coupon cash flows.
•Benchmark Component Method - In calculating the change in fair value of the hedged item attributable to changes in the benchmark interest rate, the credit and any other risks embedded in the contractual coupon rate are excluded from the estimated coupon cash flows by aligning the interest component of the swap with the hedged item. Given this alignment, the application of the benchmark component method generally results in less hedge ineffectiveness in comparison to the total contractual coupon method.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize only the net interest settlements and the change in fair value of these derivatives in other income as net gains (losses) on derivatives with no offsetting fair-value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability.

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as an adjustment to the income or expense of the designated hedged item. The difference between the interest receivable and payable on economic hedges are recognized in other income as net gains (losses) on derivatives.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) the hedging relationship ceases to be highly effective; (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (iii) a hedged firm commitment no longer meets the definition of a firm commitment; or (iv) we elect to discontinue hedge accounting.

When hedge accounting is discontinued and the derivative and hedged item remain, we: (i) continue to carry the derivative on the statement of condition at fair value as an economic hedge; (ii) cease adjusting the hedged asset or liability for changes in fair value; and (iii) amortize the cumulative basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

When we discontinue a qualifying hedge relationship by terminating the derivative and subsequently designating the associated hedged item into a new qualifying hedge relationship, we: (i) recognize the cumulative gain (loss) on the derivative in current earnings; (ii) pay or receive a termination fee with the counterparty, substantially offsetting the recognized gain (loss) on the derivative; (iii) cease adjusting the hedged asset or liability for changes in fair value; and (iv) amortize the cumulative basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, in other assets, and compute depreciation and amortization using the straight-line method over their respective estimated useful lives, which range from 3 to 40 years. We capitalize improvements and major renewals, but expense maintenance and repairs when incurred. We depreciate building improvements using the straight-line method over the estimated useful life of the improvement. In addition, we capitalize software development costs for internal use software with an estimated economic useful life of at least one year. If capitalized, we use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in other income. Any loss on abandonment is included in other operating expenses.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost, adjusted to include concessions, discounts, premiums, principal payments, and cumulative fair-value hedging basis adjustments.

Discounts and Premiums. We accrete or amortize the discounts and premiums as well as cumulative fair-value hedging basis adjustments to interest expense using a level-yield methodology over the term to contractual maturity of the corresponding CO bond. When we prepay a CO bond, a proportionate share of the remaining balance of those adjustments is recognized as interest income.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of our concession based upon the percentage of the debt issued on the Bank's behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using a level-yield methodology, to interest expense over the term to contractual maturity of the corresponding consolidated obligation. When we prepay a CO bond, a proportionate share of any remaining balance of concessions is recognized as interest expense.

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

Settlement gains and losses are recognized in earnings when the cost of all settlements during a year is greater than the sum of the service and interest cost components of the net periodic pension cost for the year.

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

Note 2 - Recently Adopted and Issued Accounting Guidance

We did not adopt any new accounting guidance or elect to apply certain optional expedients prescribed by existing accounting guidance that were applicable and available during the year ended December 31, 2021. Further, the FASB did not issue any new and applicable accounting guidance in 2021.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2021, 2020, and 2019, were $227,913, $65,945, and $19,420, respectively.

Note 4 - Investments

Short-term Investments.

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At December 31, 2021 and 2020, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at December 31, 2021 and 2020.

Securities Purchased Under Agreements to Resell. We use the collateral maintenance provision practical expedient for securities purchased under agreements to resell whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at December 31, 2021 and 2020.

Federal Funds Sold. As our investments in federal funds sold are typically transacted on an overnight term, we would only evaluate these instruments for expected credit losses if they were not repaid according to their contractual terms at maturity. At December 31, 2021 and 2020, all investments in federal funds sold were repaid according to their contractual terms and, therefore, no allowance for credit losses was recorded.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	December 31, 2021	December 31, 2020
Non-MBS:
U.S. Treasury obligations	$3,946,799	$5,094,703
Total trading securities at estimated fair value	$3,946,799	$5,094,703

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Years Ended December 31,
	2021	2020	2019
Net unrealized gains (losses) on trading securities held at year end	$(14,638)	$(36,994)	$30,705
Net realized gains (losses) on trading securities that matured/sold during the year	(32,676)	22,510	2,291
Net gains (losses) on trading securities	$(47,314)	$(14,484)	$32,996

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2021	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$2,651,571	$45,557	$(12)	$2,697,116
GSE multifamily MBS	6,356,422	109,956	(3,559)	6,462,819
Total AFS securities	$9,007,993	$155,513	$(3,571)	$9,159,935

December 31, 2020
GSE and TVA debentures	$3,462,885	$40,252	$—	$3,503,137
GSE multifamily MBS	6,545,093	98,263	(1,594)	6,641,762
Total AFS securities	$10,007,978	$138,515	$(1,594)	$10,144,899

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Net unamortized premium at December 31, 2021 and 2020 totaled $14,344 and $16,300, respectively. The applicable fair value hedging basis adjustments at December 31, 2021 and 2020 totaled $206,199 and $627,619, respectively. Excludes accrued interest receivable at December 31, 2021 and 2020 of $32,127 and $34,616, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$250,145	$(12)	$—	$—	$250,145	$(12)
GSE multifamily MBS	384,015	(3,559)	—	—	384,015	(3,559)
Total impaired AFS securities	$634,160	$(3,571)	$—	$—	$634,160	$(3,571)

December 31, 2020
GSE multifamily MBS	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)
Total impaired AFS securities	$132,054	$(179)	$179,387	$(1,415)	$311,441	$(1,594)

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

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$581,801	$582,240	$705,134	$705,442
Due after 1 year through 5 years	1,494,109	1,523,600	1,215,038	1,225,187
Due after 5 years through 10 years	575,661	591,276	1,542,713	1,572,508
Total non-MBS	2,651,571	2,697,116	3,462,885	3,503,137
Total MBS	6,356,422	6,462,819	6,545,093	6,641,762
Total AFS securities	$9,007,993	$9,159,935	$10,007,978	$10,144,899

Allowance for Credit Losses. At December 31, 2021 and 2020, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

We individually evaluate our AFS securities for impairment. Impairment exists when the estimated fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there could be a shortfall in receiving all cash flows that are contractually due. In those instances where we determine a shortfall could exist, we compare the present value of cash flows to be collected from the security to its amortized cost. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded, but the allowance is limited to the amount of the unrealized loss.

If we do not intend to sell an impaired AFS security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, after recording the allowance for credit losses, any difference between the security’s estimated fair value and amortized cost remaining is recorded to net unrealized gains (losses) on AFS securities within OCI. If we intend to sell an impaired AFS security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses is reversed and the amortized cost basis is written down to the security’s estimated fair value at the reporting date with any such impairment reported in earnings as net gains (losses) on investment securities.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2021 and 2020, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity based upon the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
December 31, 2021	Cost (1)	Gains	Losses	Value
MBS:
Other U.S. obligations single-family MBS	$2,626,143	$7,384	$(9,238)	$2,624,289
GSE single-family MBS	815,924	14,424	(4,773)	825,575
GSE multifamily MBS	871,706	779	(192)	872,293
Total HTM securities	$4,313,773	$22,587	$(14,203)	$4,322,157

December 31, 2020
MBS:
Other U.S. obligations single-family MBS	$2,622,677	$6,920	$(4,590)	$2,625,007
GSE single-family MBS	1,196,326	21,385	(1,177)	1,216,534
GSE multifamily MBS	882,299	255	(299)	882,255
Total HTM securities	$4,701,302	$28,560	$(6,066)	$4,723,796

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at December 31, 2021 and 2020 totaled $28,440 and $7,101, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses. At December 31, 2021 and 2020, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ for any internal ratings of the securities, if applicable.

Our HTM securities are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the securities do not possess similar risk characteristics. We consider several qualitative factors when evaluating the potential for credit losses on our HTM securities and, if deemed necessary, an allowance for credit losses is recorded.

At December 31, 2021 and 2020, we did not record an allowance for credit losses on any of our HTM securities based on the following factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities.

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

The following table presents advances outstanding by redemption term.

	December 31, 2021		December 31, 2020
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$7,863,703	0.59	$10,115,576	0.51
Due after 1 year through 2 years	2,684,996	2.02	2,149,839	1.57
Due after 2 years through 3 years	3,536,759	1.35	2,760,624	2.02
Due after 3 years through 4 years	2,931,260	1.29	3,725,103	1.36
Due after 4 years through 5 years	1,908,432	1.34	3,020,039	1.29
Thereafter	8,384,458	0.82	8,919,678	1.05
Total advances, par value	27,309,608	1.03	30,690,859	1.06
Fair-value hedging basis adjustments, net	179,115		645,946
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	9,112		10,681
Total advances (1)	$27,497,835		$31,347,486

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at December 31, 2021 and 2020 of $13,075 and $14,961, respectively.

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

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Due in 1 year or less	$12,547,866	$15,296,034	$13,452,703	$14,645,076
Due after 1 year through 2 years	2,578,396	1,797,049	3,090,101	3,107,339
Due after 2 years through 3 years	2,127,759	2,440,024	3,636,259	3,160,729
Due after 3 years through 4 years	1,997,060	2,246,102	3,007,160	3,824,603
Due after 4 years through 5 years	1,530,307	2,076,839	1,485,332	2,585,439
Thereafter	6,528,220	6,834,811	2,638,053	3,367,673
Total advances, par value	$27,309,608	$30,690,859	$27,309,608	$30,690,859

Advance Concentrations. At December 31, 2021 and 2020, our top five borrowers held 43% and 44%, respectively, of total advances outstanding at par.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses. Advances are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the advances do not possess similar risk characteristics.

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

We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our capital stock owned by our members serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. To ensure that we are sufficiently protected, we evaluate and determine whether a member may retain physical possession of its collateral that is pledged to us or must specifically deliver the collateral to us or our document custody agent.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. At December 31, 2021 and 2020, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

At December 31, 2021 and 2020, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the years ended December 31, 2021, 2020, or 2019.

Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 6 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist substantially of residential loans acquired from our members through the MPP. The mortgage loans are fixed-rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on mortgage loans held for portfolio by term and type. The balances reflect the sale of a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to another FHLBank in 2016.

Term	December 31, 2021	December 31, 2020
Fixed-rate long-term mortgages	$6,417,543	$7,257,237
Fixed-rate medium-term (1) mortgages	1,016,851	1,065,329
Total mortgage loans held for portfolio, UPB	7,434,394	8,322,566
Unamortized premiums	181,172	187,425
Unamortized discounts	(2,389)	(1,638)
Hedging basis adjustments, net	3,157	7,642
Total mortgage loans held for portfolio	7,616,334	8,515,995
Allowance for credit losses	(200)	(350)
Total mortgage loans held for portfolio, net (2)	$7,616,134	$8,515,645

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at December 31, 2021 and 2020 of $27,977 and $34,151, respectively.

Type	December 31, 2021	December 31, 2020
Conventional	$7,254,056	$8,069,274
Government-guaranteed or -insured	180,338	253,292
Total mortgage loans held for portfolio, UPB	$7,434,394	$8,322,566

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

	Origination Year
Payment Status as of December 31, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,968	$12,662	$29,630
60-89 days	4,175	1,767	5,942
90 days or more	18,599	11,206	29,805
Total past due	39,742	25,635	65,377
Total current	2,447,420	4,921,101	7,368,521
Total conventional mortgage loans, amortized cost	$2,487,162	$4,946,736	$7,433,898

As of December 31, 2021, the UPB of conventional loans in an informal forbearance arrangement included amounts 30-59 days past due of $1,730, 60-89 days past due of $1,018, and 90 days or more past due of $16,634, for total past due of $19,382.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of December 31, 2021	Conventional	Government	Total
In process of foreclosure (1)	$1,999	$—	$1,999
Serious delinquency rate (2)	0.40%	0.86%	0.41%
Past due 90 days or more still accruing interest (3)	$15,725	$1,364	$17,089
On non-accrual status (4)	$23,487	$—	$23,487

Other Delinquency Statistics as of December 31, 2020
In process of foreclosure (1)	$2,689	$—	$2,689
Serious delinquency rate (2)	1.14%	3.36%	1.21%
Past due 90 days or more still accruing interest (3)	$36,585	$7,933	$44,518
On non-accrual status (4)	$87,763	$—	$87,763

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
(4)    As of December 31, 2021 and 2020, $11,701 and $36,409, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans. Additionally, the UPB of these conventional mortgage loans on non-accrual status in informal forbearance arrangements related to the COVID-19 pandemic totaled $7,130 and $59,306, respectively.

Allowance for Credit Losses. We apply a systematic approach for estimating expected credit losses on our conventional mortgage loans over their estimated remaining lives through analyses that include, among other considerations, various loan portfolio and collateral-related characteristics, past loan performance, current and historical economic conditions, and reasonable and supportable forecasts of expected economic conditions.

We estimate expected losses on our conventional mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate all TDRs, any remaining exposure to delinquent conventional MPP loans paid in full by servicers, and collateral-dependent loans. Loans are considered collateral-dependent when a borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. We estimate expected losses on collateral-dependent loans by applying a practical expedient that considers the expected loss of a collateral-dependent loan to be equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs.

When determining the allowance for credit losses, we consider how credit enhancements are expected to mitigate credit losses and then reduce the allowance accordingly because the credit enhancements are entered into in conjunction with the purchase of a loan and cannot be both legally detached and separately exercised.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Collectively Evaluated Mortgage Loans. Conventional loans current to 179 days past due are collectively evaluated at the pool level using a recognized third-party credit and prepayment model, which considers both current and historical information and events and reasonable and supportable forecasts that rely upon certain key inputs and assumptions, to estimate potential ranges of credit loss exposure over the estimated life of the loans. One such key input is a 3-year forecast of housing prices with a 2-year gradual transition to full reversion to historical inputs after 5 years. Additionally, the evaluation is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

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

Rollforward of Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2021	2020	2019
Balance, beginning of year	$350	$300	$600
Charge-offs	(81)	(140)	(137)
Recoveries	39	50	126
Provision for (reversal of) credit losses	(108)	140	(289)
Balance, end of year	$200	$350	$300

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2021 or 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2021	December 31, 2020
Premises	$15,674	$15,769
Computer software	49,886	48,952
Data processing equipment	5,354	6,048
Furniture and equipment	5,946	6,365
Other	640	756
Premises, software and equipment, in service	77,500	77,890
Accumulated depreciation and amortization	(48,420)	(46,681)
Premises, software and equipment, in service, net	29,080	31,209
Capitalized assets in progress	1,491	2,784
Premises, software and equipment, net	$30,571	$33,993
The depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2021, 2020, and 2019 was $7,833, $7,198, and $6,879, respectively, including amortization of computer software costs of $5,547, $5,315, and $4,983, respectively.

Note 8 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and on our interest-bearing liabilities that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the amount of exposure to changes in interest rates that we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

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

We use derivative financial instruments when they are the most cost-effective alternative to achieve our financial and risk management objectives. The most common ways in which we use derivatives are to:

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

Interest-Rate Swaps. The Bank uses interest-rate swaps to hedge the risk of changes in the fair value of certain of its assets and liabilities due to changes in market interest rates. The variable rate we receive or pay in most interest-rate swaps is currently indexed to LIBOR, EFFR, or SOFR.

Interest-Rate Cap and Floor Agreements. Caps and floors are used to protect against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Interest-Rate Swaptions. To protect against the adverse effects of sudden increases or decreases in interest rates, we utilize payer or receiver swaptions, respectively.

Forward Contracts. To protect against changes in the market values of fixed-rate MDCs resulting from changes in market interest rates, we normally sell TBA MBS or other derivatives for forward settlement.

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. We have the following types of hedged items:

Investments. We primarily invest in Agency MBS, U.S. Treasury securities, and GSE and TVA debentures, which may be classified as trading, HTM or AFS securities. The interest-rate, prepayment and duration risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage those risks by funding these investment securities with CO bonds that contain call features. We may also hedge the prepayment risk with caps or floors, callable swaps or swaptions. We may manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. Certain of these derivatives qualify as fair-value hedges while others are designated as economic hedges.

Advances. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to manage the repricing and/or options characteristics of advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance or an adjustable-rate advance with embedded options, we may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed rate and receive a variable rate, effectively converting the fixed-rate advance to an adjustable-rate advance. This type of hedge is typically treated as a fair-value hedge. In addition, we may hedge a callable, prepayable or putable advance by entering into a cancellable interest-rate swap.

Mortgage Loans. We invest in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in prepayment speeds. We may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the loans. These derivatives are considered economic hedges against the prepayment risk of the loans, but they are not specifically linked to individual loans.

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

Firm Commitments. In connection with our purchases of mortgage loans, we enter into MDCs. Certain MDCs entered into by us are considered derivatives. The MDC and the TBA used in the firm commitment hedging strategy are treated as an economic hedge and are marked to fair value through earnings. When the MDC settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate estimated fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2021 was $314, for which we have posted collateral in cash, including accrued interest, of $894 in the normal course of business. If our credit rating had been lowered by an NRSRO (from an S&P equivalent of AA+ to AA), we would not have been required to deliver additional collateral to our uncleared derivative counterparties at December 31, 2021.

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

The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2021, we were not required by our clearing agents to post any additional margin.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Financial Statement Effect and Additional Financial Information.

The notional amount of derivatives serves as a factor in determining periodic interest payments, or cash flows received and paid. The notional amount of derivatives also reflects the extent of our involvement in the various classes of financial instruments but represents neither the actual amounts exchanged nor our overall exposure to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the hedged items. We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis, by clearing agent and/or by counterparty when the netting requirements have been met.

The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

	December 31, 2021			December 31, 2020
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$46,395,451	$105,446	$413,324	$40,227,966	$13,018	$761,330
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	8,595,000	357	148	9,177,000	5,404	181
Interest-rate caps/floors	625,500	1,077	—	625,500	1,113	—
Interest-rate forwards	98,200	1	199	180,900	—	1,486
MDCs	96,424	45	105	180,152	1,022	—
Total derivatives not designated as hedging instruments	9,415,124	1,480	452	10,163,552	7,539	1,667
Total derivatives before adjustments	$55,810,575	106,926	413,776	$50,391,518	20,557	762,997
Netting adjustments and cash collateral (1)		113,276	(401,591)		262,525	(740,018)
Total derivatives, net		$220,202	$12,185		$283,082	$22,979

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2021 and 2020, including accrued interest, totaled $515,761 and $1,003,437, respectively. Cash collateral received from counterparties and held at both December 31, 2021 and 2020, including accrued interest, totaled $894. At December 31, 2021 and 2020, no securities were pledged as collateral.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$105,667	$411,886	$13,793	$755,118
Cleared	1,213	1,586	5,742	6,393
Total gross recognized amount	106,880	413,472	19,535	761,511
Gross amounts of netting adjustments and cash collateral
Uncleared	(105,417)	(400,005)	(13,793)	(733,625)
Cleared	218,693	(1,586)	276,318	(6,393)
Total gross amounts of netting adjustments and cash collateral	113,276	(401,591)	262,525	(740,018)
Net amounts after netting adjustments and cash collateral
Uncleared	250	11,881	—	21,493
Cleared	219,906	—	282,060	—
Total net amounts after netting adjustments and cash collateral	220,156	11,881	282,060	21,493
Derivative instruments not meeting netting requirements (1)	46	304	1,022	1,486
Total derivatives, at estimated fair value	$220,202	$12,185	$283,082	$22,979

(1)    Includes MDCs and certain interest-rate forward contracts.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of qualifying fair-value hedging relationships on net interest income by hedged item.

Year Ended December 31, 2021	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(183,075)	$(110,510)	$103,143	$(190,442)
Net gains (losses) on derivatives (2)	425,804	303,349	(272,157)	456,996
Net gains (losses) on hedged items (3)	(429,900)	(321,097)	269,447	(481,550)
Net impact on net interest income (4)	$(187,171)	$(128,258)	$100,433	$(214,996)

Total interest income (expense) recorded in the Statement of Income (5)	$115,634	$99,646	$(206,429)	$8,851

Year Ended December 31, 2020
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(135,342)	$(109,907)	$51,091	$(194,158)
Net gains (losses) on derivatives (2)	(384,880)	(507,403)	21,467	(870,816)
Net gains (losses) on hedged items (3)	382,167	494,481	(13,617)	863,031
Net impact on net interest income (4)	$(138,055)	$(122,829)	$58,941	$(201,943)

Total interest income (expense) recorded in the Statement of Income (5)	$329,675	$103,658	$(461,953)	$(28,620)

Year Ended December 31, 2019
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$61,614	$31,242	$(31,949)	$60,907
Net gains (losses) on derivatives (2)	(316,304)	(406,120)	99,104	(623,320)
Net gains (losses) on hedged items (3)	318,279	386,247	(110,094)	594,432
Net impact on net interest income (4)	$63,589	$11,369	$(42,939)	$32,019

Total interest income (expense) recorded in the Statement of Income (5)	$813,152	$214,558	$(1,050,015)	$(22,305)

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes changes in estimated fair value and price alignment interest associated with derivatives in fair-value hedging relationships.
(3)    Includes changes in estimated fair value of the hedged item and amortization/accretion of gains (losses) on active and discontinued fair-value hedging relationships.
(4)    Excludes any offsetting interest income/expense of the associated hedged items also recorded in net interest income.
(5)    For advances, AFS securities and CO bonds only.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of net gains (losses) on derivatives reported in other income.

	Years Ended December 31,
Type of Hedge	2021	2020	2019
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$13,347	$1,488	$(6,950)
Swaptions	—	(324)	(1,308)
Interest-rate caps/floors	(36)	898	(784)
Interest-rate forwards	3,350	(13,377)	(1,647)
Net interest settlements (1)	(9,137)	(46,927)	(9,856)
MDCs	(3,840)	9,880	1,562
Net gains (losses) on derivatives in other income	$3,684	$(48,362)	$(18,983)

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

December 31, 2021	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$17,374,515	$9,007,993	$20,902,714

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$178,543	$(184,724)	$(247,699)
For discontinued fair-value hedging relationships	572	390,923	—
Total cumulative fair-value hedging basis adjustments on hedged items	$179,115	$206,199	$(247,699)

December 31, 2020
Amortized cost of hedged items (1)	$17,219,312	$9,882,225	$17,406,679

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$645,146	$501,865	$21,605
For discontinued fair-value hedging relationships	799	125,754	—
Total cumulative fair-value hedging basis adjustments on hedged items	$645,945	$627,619	$21,605

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the types of our interest-bearing and non-interest-bearing deposits.

Type	December 31, 2021	December 31, 2020
Interest-bearing:
Demand and overnight	$1,363,988	$1,372,863
Other	903	579
Total interest-bearing	1,364,891	1,373,442
Non-interest-bearing:
Demand	—	258
Other (1)	1,506	1,506
Total non-interest-bearing	1,506	1,764
Total deposits	$1,366,397	$1,375,206

(1)     Includes pass-through deposit reserves from members.

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at December 31, 2021 and 2020 totaled $652.9 billion and $746.8 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2021	December 31, 2020
Book value	$12,116,358	$16,617,079
Par value	12,117,846	16,620,486

Weighted average effective interest rate	0.05%	0.12%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2021		December 31, 2020
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$14,357,350	0.29	$31,126,310	0.29
Due after 1 year through 2 years	2,965,510	1.02	4,109,700	0.70
Due after 2 years through 3 years	5,797,550	0.76	1,753,010	1.34
Due after 3 years through 4 years	3,947,300	0.83	767,250	1.93
Due after 4 years through 5 years	6,587,600	1.14	837,300	1.13
Thereafter	8,894,940	2.09	4,652,000	2.91
Total CO bonds, par value	42,550,250	0.96	43,245,570	0.70
Unamortized premiums	77,035		87,133
Unamortized discounts	(11,268)		(12,703)
Unamortized concessions	(6,746)		(8,659)
Fair-value hedging basis adjustments, net	(247,699)		21,605
Total CO bonds	$42,361,572		$43,332,946

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

Redemption Feature	December 31, 2021	December 31, 2020
Non-callable / non-putable	$20,346,750	$36,809,070
Callable	22,203,500	6,436,500
Total CO bonds, par value	$42,550,250	$43,245,570

Year of Contractual Maturity or Next Call Date	December 31, 2021	December 31, 2020
Due in 1 year or less	$36,028,850	$34,272,810
Due after 1 year through 2 years	3,122,510	4,159,700
Due after 2 years through 3 years	586,550	1,608,010
Due after 3 years through 4 years	577,300	443,750
Due after 4 years through 5 years	415,100	563,300
Thereafter	1,819,940	2,198,000
Total CO bonds, par value	$42,550,250	$43,245,570

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In addition to CO bonds with fixed-rate or simple variable-rate interest payment terms, step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives and generally contain provisions enabling us to call them at our option on the step-up dates.

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2021	December 31, 2020
Fixed-rate	$36,717,750	$24,750,570
Step-up	898,500	15,000
Simple variable-rate	4,934,000	18,480,000
Total CO bonds, par value	$42,550,250	$43,245,570

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

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2021	2020	2019
Liability at beginning of year	$34,402	$38,084	$40,747
Assessment (expense)	10,720	10,717	17,071
Subsidy usage, net (1)	(14,073)	(14,399)	(19,734)
Liability at end of year	$31,049	$34,402	$38,084

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

Classes of Capital Stock. Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. Class B-1 stock is held by our members to satisfy their membership stock requirements, while Class B-2 stock is held to satisfy their activity-based stock requirements. A member's Class B-1 stock is reclassified as B-2 as needed to help fulfill the member's activity-based stock requirement, and the member may be required to purchase additional Class B-2 stock to fully meet that requirement. Any excess stock is automatically classified as Class B-1.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock although, as of December 31, 2021, the board of directors had not authorized such issuance. If authorized, a member may elect to purchase Class A stock, rather than Class B-2 stock, to satisfy the member’s activity-based stock requirement, subject to certain restrictions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the capital stock outstanding by sub-series.

Capital Stock Outstanding	December 31, 2021	December 31, 2020
Class B-1	$931,517	$797,196
Class B-2	1,314,684	1,410,374
Total Class B	$2,246,201	$2,207,570

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

Our capital plan does not mandate a specific difference between Class B-1 and Class B-2 dividend rates. Rather, the board of directors may declare a dividend rate on Class B-2 stock that is equal to or greater than the rate on Class B-1 stock. The plan also authorizes the board of directors to declare a dividend rate on Class A stock (if issued and outstanding) that is equal to or greater than the rate on Class B-1 stock.

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

We are not required to redeem a member's required capital stock until the expiration of the notice of redemption, or until the activity to which the capital stock relates no longer remains outstanding, whichever is later. If activity-based stock becomes excess stock (i.e., the amount of stock held by a member or former member in excess of the stock ownership requirement for that institution) as a result of an activity no longer remaining outstanding, we may repurchase the excess stock at our discretion, subject to the statutory and regulatory restrictions.

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the conclusion of the applicable redemption period. However, our capital plan provides that we may charge a cancellation fee to a member that cancels or revokes its withdrawal notice.

Through December 31, 2021, certain members had requested redemptions of their Class B stock, but the related stock outstanding at December 31, 2021 and 2020 totaling $14,637 and $314, respectively, was not considered mandatorily redeemable and reclassified to MRCS because the requesting members may revoke their requests, without substantial penalty, throughout the five-year waiting period. Therefore, these requests are not considered sufficiently substantive in nature. However, we consider redemption requests related to mergers, acquisitions or charter terminations, as well as involuntary terminations from membership, to be sufficiently substantive when made and, therefore, the related stock is considered mandatorily redeemable and reclassified to MRCS.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

MRCS Activity	2021	2020	2019
Liability at beginning of year	$250,768	$322,902	$168,876
Reclassification from capital stock	4,730	32,791	150,978
Reductions due to change in membership status	—	—	3,704
Redemptions/repurchases	(205,076)	(104,965)	(1,255)
Accrued distributions	—	40	599
Liability at end of year	$50,422	$250,768	$322,902

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2021	December 31, 2020
Past contractual redemption date (1)	$577	$624
Year 1 (2)	11,835	8,650
Year 2	471	—
Year 3	9,873	26,723
Year 4	23,218	150,957
Year 5	4,448	32,791
Thereafter (3)	—	31,023
Total MRCS	$50,422	$250,768

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at December 31, 2021 includes $11,835 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be repurchased until the associated credit products and other obligations are no longer outstanding. Such amount was properly classified as "thereafter" as of December 31, 2020.
(3)    Balance represents Class B stock held by two captive insurance companies whose five-year redemption period began immediately upon their respective terminations of membership on February 19, 2021. Upon their respective terminations, we repurchased their excess stock totaling $18,063. An additional $1,125 of excess stock was repurchased in September 2021.

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

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2021	2020	2019
Recorded as interest expense	$2,601	$8,594	$11,863
Recorded as distributions from retained earnings	97	40	599
Total	$2,698	$8,634	$12,462

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations:

(i)Risk-based capital. We must maintain at all times permanent capital, defined as Class B stock (including MRCS) and retained earnings, in an amount at least equal to the sum of our credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with Finance Agency regulations. The Finance Agency may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined.
(ii)Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least 4%. Total regulatory capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not held against specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. For regulatory capital purposes, AOCI is not considered capital.
(iii)Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least 5%. Leverage capital is defined as the sum of (a) permanent capital weighted 1.5 times and (b) all other components of total capital.

As presented in the following table, we were in compliance with these Finance Agency's capital requirements at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,091,337	$3,473,695	$630,661	$3,595,668

Total regulatory capital	$2,400,184	$3,473,695	$2,636,990	$3,595,668
Total regulatory capital-to-assets ratio	4.00%	5.79%	4.00%	5.45%

Leverage capital	$3,000,230	$5,210,543	$3,296,238	$5,393,502
Leverage ratio	5.00%	8.69%	5.00%	8.18%

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2018	$52,986	$(11,299)	$41,687

OCI before reclassifications:
Net change in unrealized gains	36,827	—	36,827
Reclassifications from OCI to net income:
Pension benefits, net	—	(11,138)	(11,138)
Total other comprehensive income (loss)	36,827	(11,138)	25,689

Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains	47,108	—	47,108
Reclassifications from OCI to net income:
Pension benefits, net	—	(9,082)	(9,082)
Total other comprehensive income (loss)	47,108	(9,082)	38,026

Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains	15,021	—	15,021
Reclassifications from OCI to net income:
Pension benefits, net	—	12,635	12,635
Total other comprehensive income	15,021	12,635	27,656

Balance, December 31, 2021	$151,942	$(18,884)	$133,058

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Contribution Plan. The Bank participated in a tax-qualified multiple-employer retirement savings plan through October 1, 2020. Effective October 2, 2020, the Bank adopted a tax-qualified single-employer plan. The terms of such plans are substantially the same.

This DC plan covers our officers and employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2021, 2020 and 2019, we contributed $2,682, $2,810, and $2,778, respectively.

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

Our contributions to the DB Plan for the fiscal years ended December 31, 2021, 2020 and 2019 were not more than 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2020, 2019 and 2018, respectively.

Our DB Plan covers our officers and employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2020. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date utilizing the discount rate prescribed by statute). The calculation of the funding target as of July 1, 2021, 2020 and 2019 incorporated a higher discount rate in accordance with MAP-21, which resulted in a lower funding target and a higher funded status. Over time, the favorable impact of MAP-21 is expected to decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2021		2020		2019
Net pension cost charged to compensation and benefits expense for the year ended December 31(1)	$5,482		$3,211		$3,500

DB Plan funded status as July 1	130%	(a)	108%	(b)	109%
Our funded status as of July 1	126%		104%		109%

(1)    Includes voluntary contributions for the years ended December 31, 2021, 2020 and 2019 of $4,112, $1,944, and $2,856, respectively.
(a)    The DB Plan's funded status as of July 1, 2021 is preliminary and may increase because the participating employers are permitted to make designated contributions for the plan year ended June 30, 2021 through March 15, 2022. Any such contributions will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year ended June 30, 2022 is filed (no later than April 2023).
(b)    The DB Plan's final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year ended June 30, 2021 is filed (no later than April 2022).

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

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2021	2020	2019
Projected benefit obligation at beginning of year	$58,330	$42,719	$27,593
Service cost	3,528	2,489	1,636
Interest cost	1,067	1,086	1,039
Actuarial loss	119	12,551	13,079
Benefits paid	(523)	(515)	(628)
Settlements	(5,665)	—	—
Plan amendment	(6,279)	—	—
Projected benefit obligation at end of year	$50,577	$58,330	$42,719

The actuarial loss includes the impact of the changes in the discount rate, compensation, mortality, demographics and other components used to calculate the projected benefit obligation at December 31 of each year.

The amendment to the SERP was adopted to enhance the retention of key employees by providing greater predictability of the dollar amount of benefits payable upon separation of employment or retirement from the Bank. The amendment substantially reduces fluctuations of the dollar value of the retirement benefits because the applicable retirement plan interest rates and mortality tables used to calculate benefits were set as of specific dates in 2021 rather than as of the employee’s date of separation of employment or retirement.

The following table presents the key assumptions used in the actuarial calculations of the benefit obligation.

	December 31,
	2021	2020	2019
Discount rate	2.29%	1.54%	2.55%
Compensation increases	5.50%	5.50%	5.50%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The discount rate represents a weighted average that was determined by a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. We estimate future benefit payments based on the census data of the SERP's participants, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. We then determine the present value of the future benefit payments by using duration-based interest-rate yields from the Financial Times Stock Exchange Pension Discount Curve as of the measurement date, and solving for the single discount rate that produces the same present value of the future benefit payments.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases as of December 31, 2021 and 2020 was $36,545 and $42,739, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2021 and 2020 of $55,008 and $45,200, respectively.

The following table presents the components of the net periodic benefit cost for the SERP.

	Years Ended December 31,
	2021	2020	2019
Net periodic benefit cost:
Service cost	$3,528	$2,489	$1,636
Total recognized in compensation and benefits	3,528	2,489	1,636

Interest cost	1,067	1,086	1,039
Amortization of net actuarial loss	3,706	3,469	1,941
Accelerated amortization of net actuarial loss due to settlements	2,769	—	—
Total recognized in other expenses	7,542	4,555	2,980

Total net periodic benefit cost recognized in income before assessments	11,070	7,044	4,616

Pension benefits recognized in OCI:
Actuarial loss	119	12,551	13,079
Amortization of net actuarial loss	(3,706)	(3,469)	(1,941)
Accelerated amortization of net actuarial loss due to settlements	(2,769)	—	—
Past service credit due to plan amendment	(6,279)	—	—
Net pension benefits recognized in OCI	(12,635)	9,082	11,138

Total recognized as net periodic benefit cost	$(1,565)	$16,126	$15,754

The following table presents the key assumptions used in the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2021	2020	2019
Discount rate (1)	2.06%	2.55%	3.64%
Compensation increases	5.50%	5.50%	5.50%

(1)    The discount rate for 2021 was 1.54% for the first six months and 2.06% for the last six months.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the pension benefits reported in AOCI for the SERP.

	December 31, 2021	December 31, 2020
Net actuarial loss	$(25,163)	$(31,519)
Past service credit due to plan amendment	6,279	—
Net pension benefits reported in AOCI	$(18,884)	$(31,519)

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2022 is projected to be approximately $5,450.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the form of payment elected by the participant and the actuarial probability of the participant retiring. Actual payments may differ.

For the Years Ending December 31,
2022	$21,919
2023	1,479
2024	1,598
2025	2,048
2026	2,233
2027 - 2031	14,817

Note 15 - Segment Information

We report based on two operating segments:

•Traditional, which consists of credit products (including advances, standby letters of credit, and lines of credit), investments (including federal funds sold, securities purchased under agreements to resell, interest-bearing demand deposit accounts, and investment securities), and correspondent services and deposits; and
•Mortgage loans, which consists substantially of mortgage loans purchased from our members through our MPP.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

Year Ended December 31, 2021	Traditional	Mortgage Loans	Total
Net interest income	$229,505	$22,035	$251,540
Provision for (reversal of) credit losses	—	(108)	(108)
Other income (loss)	(33,495)	(324)	(33,819)
Other expenses	96,760	16,465	113,225
Income before assessments	99,250	5,354	104,604
Affordable Housing Program assessments	10,185	535	10,720
Net income	$89,065	$4,819	$93,884

Year Ended December 31, 2020
Net interest income	$253,683	$9,687	$263,370
Provision for (reversal of) credit losses	—	140	140
Other income (loss)	(52,262)	(3,254)	(55,516)
Other expenses	92,953	16,181	109,134
Income (loss) before assessments	108,468	(9,888)	98,580
Affordable Housing Program assessments (credits)	11,706	(989)	10,717
Net income (loss)	$96,762	$(8,899)	$87,863

Year Ended December 31, 2019
Net interest income	$181,367	$55,875	$237,242
Provision for (reversal of) credit losses	—	(289)	(289)
Other income (loss)	20,166	143	20,309
Other expenses	84,638	14,356	98,994
Income before assessments	116,895	41,951	158,846
Affordable Housing Program assessments	12,876	4,195	17,071
Net income	$104,019	$37,756	$141,775

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

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
December 31, 2021	$52,388,469	$7,616,134	$60,004,603
December 31, 2020	57,409,111	8,515,645	65,924,756

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

Level 3 Inputs. Unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques.

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. There were no such reclassifications during the years ended December 31, 2021, 2020, or 2019.

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

	December 31, 2021
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$867,880	$867,880	$867,880	$—	$—	$—
Interest-bearing deposits	100,041	100,041	100,000	41	—	—
Securities purchased under agreements to resell	3,500,000	3,500,000	—	3,500,000	—	—
Federal funds sold	2,580,000	2,580,000	—	2,580,000	—	—
Trading securities	3,946,799	3,946,799	—	3,946,799	—	—
AFS securities	9,159,935	9,159,935	—	9,159,935	—	—
HTM securities	4,313,773	4,322,157	—	4,322,157	—	—
Advances	27,497,835	27,462,295	—	27,462,295	—	—
Mortgage loans held for portfolio, net	7,616,134	7,810,378	—	7,787,334	23,044	—
Accrued interest receivable	80,758	80,758	—	80,758	—	—
Derivative assets, net	220,202	220,202	—	106,926	—	113,276
Grantor trust assets (2)	62,640	62,640	62,640	—	—	—

Liabilities:
Deposits	1,366,397	1,366,397	—	1,366,397	—	—
Consolidated obligations:
Discount notes	12,116,358	12,115,318	—	12,115,318	—	—
Bonds	42,361,572	42,643,536	—	42,643,536	—	—
Accrued interest payable	88,068	88,068	—	88,068	—	—
Derivative liabilities, net	12,185	12,185	—	413,776	—	(401,591)
MRCS	50,422	50,422	50,422	—	—	—

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As of December 31, 2021 and 2020, we obtained two or three prices for substantially all of our MBS.

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

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:
•LIBOR curve or the OIS/SOFR curve, as applicable, to project cash flows for collateralized interest-rate swaps and the OIS/SOFR curve only to discount those cash flows; and
•Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

					Netting
December 31, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$3,946,799	$—	$3,946,799	$—	$—
Total trading securities	3,946,799	—	3,946,799	—	—
AFS securities:
GSE and TVA debentures	2,697,116	—	2,697,116	—	—
GSE multifamily MBS	6,462,819	—	6,462,819	—	—
Total AFS securities	9,159,935	—	9,159,935	—	—
Derivative assets:
Interest-rate related	220,157	—	106,881	—	113,276
MDCs	45	—	45	—	—
Total derivative assets, net	220,202	—	106,926	—	113,276
Other assets:
Grantor trust assets	62,640	62,640	—	—	—
Total assets at recurring estimated fair value	$13,389,576	$62,640	$13,213,660	$—	$113,276

Derivative liabilities:
Interest-rate related	$12,080	$—	$413,671	$—	$(401,591)
MDCs	105	—	105	—	—
Total derivative liabilities, net	12,185	—	413,776	—	(401,591)
Total liabilities at recurring estimated fair value	$12,185	$—	$413,776	$—	$(401,591)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2020	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$5,094,703	$—	$5,094,703	$—	$—
Total trading securities	5,094,703	—	5,094,703	—	—
AFS securities:
GSE and TVA debentures	3,503,137	—	3,503,137	—	—
GSE multifamily MBS	6,641,762	—	6,641,762	—	—
Total AFS securities	10,144,899	—	10,144,899	—	—
Derivative assets:
Interest-rate related	282,060	—	19,535	—	262,525
MDCs	1,022	—	1,022	—	—
Total derivative assets, net	283,082	—	20,557	—	262,525
Other assets:
Grantor trust assets	51,032	51,032	—	—	—
Total assets at recurring estimated fair value	$15,573,716	$51,032	$15,260,159	$—	$262,525

Derivative liabilities:
Interest-rate related	$22,979	$—	$762,997	$—	$(740,018)
MDCs	—	—	—	—	—
Total derivative liabilities, net	22,979	—	762,997	—	(740,018)
Total liabilities at recurring estimated fair value	$22,979	$—	$762,997	$—	$(740,018)

Mortgage loans held for portfolio (3)	$1,460	$—	$—	$1,460	$—
Total assets at non-recurring estimated fair value	$1,460	$—	$—	$1,460	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2021.
(3)    Amounts are as of the date the fair-value adjustment was recorded during the year ended December 31, 2020.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2021
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$39,022	$373,694	$412,716
Unused lines of credit (1)	879,035	—	879,035
Commitments to fund additional advances (2)	38,000	—	38,000
Commitments to fund or purchase mortgage loans, net (3)	96,424	—	96,424
Unsettled CO bonds, at par	30,000	—	30,000

(1)     Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to six months.
(3)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. The carrying value of guarantees (commitment fees) related to standby letters of credit is recorded in other liabilities and totaled $12,796 at December 31, 2021.

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

Pledged Collateral. At December 31, 2021 and 2020, we had pledged cash collateral of $515,740 and $1,003,380, respectively, to counterparties and clearing agents. At December 31, 2021 and 2020, we had not pledged any securities as collateral.

Legal Proceedings. We are subject to legal proceedings arising in the normal course of business. We record an accrual for a loss contingency when it is probable that a loss for which we could be liable has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management is not aware of any such proceedings where the ultimate liability, if any, could have a material effect on our financial condition, results of operations or cash flows.

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

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of our members, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2021. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

Under GAAP, transactions with related parties also include transactions with management. Management is defined as persons who are responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions by which those objectives are to be pursued. For this purpose, management typically includes those who serve on our board of directors.

Transactions with Directors Financial Institutions. The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may also serve as directors of the Bank, i.e., directors' financial institutions. However, Finance Agency regulations require that transactions with directors' financial institutions be made on the same terms as those with any other member. Therefore, all of our transactions with directors' financial institutions are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2021	2020	2019
Net capital stock issuances (redemptions and repurchases)	$7,213	$80,088	$6,729
Net advances (repayments)	(1,581,708)	346,863	203,078
Mortgage loan purchases	58,830	48,394	30,610

The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	December 31, 2021		December 31, 2020
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$440,949	19%	$426,003	17%
Advances	3,854,856	14%	5,397,433	18%

The par values at December 31, 2021 reflect changes in the composition of directors' financial institutions effective January 1, 2021, due to changes in board membership resulting from the 2020 director election.

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2021 or 2020.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in our statement of income. For the determination of our proportionate share, see Note 1 - Summary of Significant Accounting Policies.

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
CMO: Collateralized Mortgage Obligation
CO bond: Consolidated Obligation bond
COVID-19: Coronavirus Disease 2019 and its variants
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Collectively, the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, in effect through October 1, 2020 and the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, commencing October 2, 2020
DDCP: Directors' Deferred Compensation Plan
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FCA: United Kingdom Financial Conduct Authority
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Final Membership Rule: Final Rule on FHLBank Membership issued by the Finance Agency effective February 19, 2016
Finance Agency: Federal Housing Finance Agency
FINRA: Financial Industry Regulatory Authority
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

As of December 31, 2021, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. For Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Item 8. Financial Statements.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency order issued June 2, 2021 provides that we have 17 seats on our board of directors for 2022, consisting of five Indiana member directors, four Michigan member directors, and eight independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2021 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

Nomination of Member Directors. The Bank Act and Finance Agency regulations require that member director nominees meet certain statutory and regulatory criteria in order to be eligible to be elected and serve as directors. To be eligible, an individual must: (i) be an officer or director of a member institution located in the state in which there is an open member director position; (ii) represent a member institution that is in compliance with the minimum capital requirements established by its regulator; and (iii) be a United States citizen. These are the only eligibility and qualifications criteria that member directors must meet.

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

Nomination of Independent Directors. Independent director nominees are also subject to certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. The Bank Act and Finance Agency regulations prohibit an independent director from serving as a director, officer, or employee of a member of the FHLBank on whose board the director sits, or of a recipient of an advance from that FHLBank, or as an officer of any FHLBank, and also prohibit the nomination or election as an independent director of an individual serving in any such capacity.

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

2021 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2021 was the fourth quarter election of two independent directors and two Indiana member directors. No meeting of the members was held with regard to the 2021 election. The 2021 election was conducted in accordance with the Bank Act and Finance Agency regulations.

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

Directors Information. Our directors are listed in the table below:

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Dan L. Moore, Chair (1)	71	1/1/2011	12/31/2022	Member (IN)
Karen F. Gregerson, Vice Chair (1)	61	1/1/2013	12/31/2024	Member (IN)
Brian D. J. Boike	45	1/1/2020	12/31/2023	Member (MI)
Michael E. Bosway	63	1/1/2022	12/31/2025	Independent
Clifford M. Clarke	58	1/1/2021	12/31/2024	Member (IN)
Lisa D. Cook	57	1/1/2021	12/31/2024	Independent
Charlotte C. Decker	57	1/1/2017	12/31/2024	Independent
Robert M. Fisher	61	1/1/2019	12/31/2022	Member (MI)
Perry G. Hines	59	1/1/2022	12/31/2025	Independent
Jeffrey G. Jackson	51	1/1/2019	12/31/2022	Member (MI)
Robert D. Long	67	4/24/2007	12/31/2023	Independent
Michael J. Manica	73	1/1/2016	12/31/2023	Member (MI)
Larry W. Myers	63	1/1/2018	12/31/2025	Member (IN)
Christine Coady Narayanan (2)	58	1/1/2008	12/31/2023	Independent
Sherri L. Reagin	55	1/1/2022	12/31/2025	Member (IN)
Todd E. Sears (3)	53	1/1/2021	12/31/2024	Independent
Larry A. Swank	79	1/1/2009	12/31/2022	Independent

(1)    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 20, 2020, our board elected Mr. Moore as Chair and Ms. Gregerson as Vice Chair for 2021-2022.
(2)    Public Interest Director designation, effective May 15, 2014, throughout current term.
(3)    Public Interest Director designation, effective January 1, 2021, throughout current term.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Dan L. Moore joined the board in 2011 and has served as Chair since 2019. Mr. Moore is the Chair of Home Bank SB in Martinsville, Indiana, and he has served solely in that position since 2021. Previously, he served as its Chair, President and CEO from 2020-2021, after having served as its President, CEO and director beginning in 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has been employed by Home Bank SB since 1978. Mr. Moore holds an appointed position on the Mutual Institution Advisory Board of the Office of the Comptroller of the Currency. He also serves on the board of directors of Stability First, a not-for-profit organization in Martinsville, Indiana, established to address issues associated with the alleviation of poverty. He also sits on the board of Hoosier Voices for I-69, a public advocacy coalition. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University. He currently serves as the Chair of the Council of Federal Home Loan Banks, the nonprofit trade association for the FHLBank System.

Karen F. Gregerson joined the board in 2013, and currently serves as Vice-Chair. Ms. Gregerson is the President and CEO of The Farmers Bank in Frankfort, Indiana, and President of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to each of positions in 2016. She is also a director of both entities. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she held beginning in 1997. She also serves as a member of the board of directors of the Indiana Statewide Certified Development Corporation. Ms. Gregerson holds a bachelor of science degree in accounting from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology. She is a CPA. The board of directors has determined that Ms. Gregerson is an Audit Committee Financial Expert due primarily to her experience as a director, CEO and Chief Financial Officer of a commercial bank and as a CPA.

Brian D. J. Boike is the Executive Vice President and Treasurer of Flagstar Bank, FSB, a subsidiary of Flagstar Bancorp, an NYSE-listed bank holding company located in Troy, Michigan, and has held that position since 2014. Prior to that, Mr. Boike was Senior Vice President & Director of Capital Planning and Stress Testing of FirstMerit Bank, a subsidiary of FirstMerit Corporation, from 2013-2014. Previously, he was the Senior Vice President & Treasurer of Citizens Bank, a subsidiary of Citizens Republic Bancorp, Inc. in Flint, Michigan (acquired by FirstMerit Corporation in 2013), from 2009-2013 and prior to that, Vice President & Asset Liability Manager of Citizens Bank from 2004-2009. Mr. Boike holds a bachelor of arts degree in economics from the University of Michigan and a master of arts in political economy degree from Boston University. Mr. Boike is also a CFA® charterholder.

Michael E. Bosway retired from Stifel Nicolaus & Company in Indianapolis, Indiana, in January 2022, where he had served as Managing Director of Investments for the Central Great Lakes Division commencing in 2017. Previously he was President and CEO of City Securities Corporation from 1999 until its merger with Stifel Nicolaus & Company in 2017. Mr. Bosway serves on the Indy Chamber Board of Directors, the Indianapolis Zoo Board, and the University of Dayton Investment Committee. He previously served on the Indiana Chamber of Commerce Board and Executive Committee. Mr. Bosway holds a bachelor of arts degree in economics from the University of Dayton and a master of business administration degree from The Ohio State University.

Clifford M. Clarke has served as the board Vice Chair of Three Rivers Federal Credit Union in Fort Wayne, Indiana, since 2020, and as a director of the credit union since 2012. Mr. Clarke is the founder, Principal Consultant, and President of C2 IT Advisors LLC, a strategic information technology consulting firm formed in 2008. He also served as the Chief Information Officer of the Public Technology Institute, a national nonprofit organization advising local municipal executives on technology, research, and best practices, located in Alexandria, Virginia, from 2009-2020. He also serves as a Director for Indiana Tech in Fort Wayne, Indiana. Previously, Mr. Clarke served as the Executive Director in the Office of Information Technology of Ivy Tech Community College, Fort Wayne, Indiana from 2010-2019. He has previously served as board Chair of Big Brothers Big Sisters Northeast Indiana and Leadership Fort Wayne. He is on the Fort Wayne Black Chamber of Commerce and previously served as its board president. Mr. Clarke holds a bachelor of science degree in data science and a master of business administration degree, each from Indiana Institute of Technology, where he is pursuing a PhD in global leadership. Mr. Clarke holds several professional certifications including CRISC, CGEIT, CISM, CSSGB, and PMP.

Lisa D. Cook, PhD, is a Professor of Economics and International Relations, a position she has held since 2005, at Michigan State University in East Lansing, Michigan where she also served as Director of the American Economic Association Summer Program from 2018-2020, and was elected to the Executive Committee of the American Economic Association for 2019. Dr. Cook was President of the National Economic Association from 2015-2016 and served in the White House Council of Economic Advisers during 2011 and 2012. She is a Research Associate at the National Bureau for Economic Research and has previously held visiting appointments at the University of Michigan and at the Federal Reserve Banks of Chicago, Minneapolis, New York, and Philadelphia. Dr. Cook currently serves as an Opportunity and Inclusive Growth Institute Advisory Board Member for the Federal Reserve Bank of Minneapolis and as a member of the Board of Directors for Rende Progress Capital CDFI. She also currently serves as a Class B Director for the Federal Reserve Bank of Chicago serving a three year term through 2024. Dr. Cook holds bachelors of arts degrees from each of Spelman College and St. Hilda's College, Oxford University and a PhD in economics from the University of California, Berkeley.

Charlotte C. Decker served as Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, from December 2014 through January 2022. She is a director of Quaker Chemical Corporation (also known as Quaker Houghton), a chemicals company whose board of directors she joined in 2020. Ms. Decker previously served as a Senior Consultant for Data Consulting Group, an information technology consulting services company in Detroit, Michigan, from 2014 through 2015. Prior to that, she was Vice President - Chief Technology Officer for Auto Club Group of Michigan, an insurance and financial services company in Dearborn, Michigan, from 2008-2014. She was a Director of Global Computing for General Motors Corporation in Detroit, Michigan, from 2004-2007. Ms. Decker holds a bachelor of science degree in computer engineering, a master of science degree in computer engineering, and a master of business administration degree in corporate strategy, each from the University of Michigan.

Robert M. Fisher is President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and has held that position since 2018. He also serves as the Vice Chair of that bank's board of directors, and is the President and Secretary of Lake Financial Holding Company, Baldwin, Michigan, its bank holding company. Prior to 2018, Mr. Fisher served as President - Chief Operating Officer of Lake-Osceola State Bank since 2005. Mr. Fisher is Chair of the board of Baldwin Family Health Care, a community healthcare program, where he has served as Chair for the past 12 years. Mr. Fisher holds a bachelor of business leadership degree from Baker College. The board of directors has determined that Mr. Fisher is an Audit Committee Financial Expert due primarily to his experience as President - CEO and Chief Operating Officer of a commercial bank.

Perry G. Hines is the President and CEO of The Hines Group, a data driven consulting firm operating as an advisor to businesses and non-profit organizations, a position he has held since 2007. He also serves as the Chief Development Officer of Wheeler Mission in Indianapolis, Indiana and has held that position since May 2021. Previously, he served as the Director of Advancement for the Covenant Christian Schools of Indianapolis, Inc. from 2017–2021. Prior to such position, he served as the Director of Development for the Shepherd Community Center from 2015–2017. From 2002-2007, he served as the Senior Vice President – Chief Marketing Officer and Communications Officer of Irwin Mortgage Corporation, a division of Irwin Financial Corporation headquartered in Columbus, IN. During his tenure, he also oversaw the Irwin Mortgage Corporation Foundation, which provided grant dollars to organization engaged in providing affordable housing to communities pursuant to the Community Reinvestment Act. Mr. Hines currently serves as an independent director on the Board of Horace Mann Educators Corporation, a financial services company that provides educators and administrators with insurance and retirement solutions, where he has served since 2018. Mr. Hines is also currently a member of the Board of Directors for the Indiana University Lilly Family School of Philanthropy and the Goodwill Industries of Central Indiana. Mr. Hines holds a bachelor of arts degree in journalism and government from Western Kentucky University, a master of business administration degree in marketing from the University of Minnesota Carlson School of Business, and is a certified fund-raising manager from the Indiana University Lilly School of Philanthropy.

Jeffrey G. Jackson is the Chief Lending Officer of Michigan State University Federal Credit Union, in East Lansing, Michigan, and has held that position since 2015. Prior to that appointment, Mr. Jackson was Senior Vice President - Business Lending and Operations during 2015 and Vice President - Payment Systems and Support Services from 2012-2014. He has also held officer positions in Member Services, Finance and Internal Audit since he began employment with Michigan State University Federal Credit Union in 1997. Before joining that institution, he held positions with public accounting firms. Mr. Jackson also serves on the board of directors of Child and Family Charities, and previously served on the board of directors of the Michigan Credit Union Foundation, both located in Lansing, Michigan. Mr. Jackson is a CPA. He holds a bachelor of business administration degree from the University of Michigan, and a master of business administration degree from Michigan State University. The board of directors has determined that Mr. Jackson is an Audit Committee Financial Expert primarily due to his experience as an officer of a financial institution and his experience in public accounting. In February 2022, Mr. Jackson advised the Bank of his intention to retire, and therefore resign, as an officer of Michigan State University Federal Credit Union in August 2022. On the effective date of his resignation, Mr. Jackson will become ineligible to serve on the board as a member director.

Robert D. Long retired from KPMG LLP on December 31, 2006, where he had been the Office Managing Partner in the Indianapolis, Indiana office since 1999, and had served as an audit partner since 1988. As an audit partner, Mr. Long served a number of companies with public, private and cooperative ownership structures in a variety of industries, including banking, finance and insurance. Mr. Long is a CPA. Mr. Long served on the board of Celadon Group, Inc., a transportation and logistics company, from 2014-2021, including serving as its Audit Committee Chair and Audit Committee financial expert from 2014 through the termination of such Committee in 2019. From 2010-2015, Mr. Long was a member of the board and Chair of the Audit Committee for Beefeaters Holding Company, Inc., a pet food company. He holds a bachelor of science degree from Indiana University. The board of directors has determined that Mr. Long is an Audit Committee Financial Expert due primarily to his previous experience as an audit partner at a major public accounting firm and as the Audit Committee Chair of multiple companies.

Michael J. Manica is the Vice Chair and a director of United Bank Financial Corporation, a bank holding company, and is Vice Chair and a director of its banking subsidiary, United Bank of Michigan, in Grand Rapids, Michigan, and has held those positions since 2019. Before his appointments as Vice Chair, Mr. Manica had served as a director and President and CEO of those entities beginning in 2014. His career with United Bank of Michigan began in 1980. He holds a bachelor of arts degree in economics from the University of Michigan and completed the Graduate School of Banking program at the University of Wisconsin.

Larry W. Myers is the President and CEO of First Savings Financial Group, Inc., a bank holding company, and its banking subsidiary, First Savings Bank, in Clarksville, Indiana, and has held those positions since 2009 and 2007, respectively. Previously he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 35 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as Chair of the Indiana Bankers Association and currently serves on the Community Bank Council and the FHLBank Committee of the American Bankers Association. He additionally serves as an Advisory Director for the Community Depository Institutions Advisory Council of the Federal Reserve Bank of St. Louis from 2013-2015. Mr. Myers holds a bachelor of science degree and a master of business administration degree, both from the University of Kentucky. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

Christine Coady Narayanan is the President and CEO of Opportunity Resource Fund, a U.S. Treasury-certified CDFI with offices in Lansing, Grand Rapids, and Detroit, Michigan, having served in that position since 2004. Opportunity Resource Fund is a non-profit CDFI that provides social impact investment opportunities for individuals and corporations throughout Michigan and engages in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997-2004. She also serves as Chair of the Board of the Detroit CDFI Coalition. She holds an associate degree from Lansing Community College and a bachelor of arts degree from Spring Arbor University. Ms. Narayanan is a graduate of the National Internship in Community Economic Development and Michigan Municipal League's Elected Officials Academy and has completed certification through the Indiana University Center of Philanthropy. She holds a Certificate of Strategic Perspectives in Nonprofit Management from the Harvard Business School’s Executive Education.

Sherri L. Reagin is Executive Vice President and Chief Financial Officer of the North Salem Bank in North Salem, Indiana, and has served in such position since 2011. She also serves as the Investment Officer and Board Member of NSSB Investments, Inc., a position she has held since 2013. She serves as the national representative for community banks on the U.S. Coin Task Force, a group selected by the Federal Reserve to address the coin circulation challenges resulting from the pandemic. She has served as a member of the Independent Community Bankers of America Payments and Operations Committee since 2017. Ms. Reagin serves on the board of the Hendricks County Community Foundation. Ms. Reagin holds a bachelor’s degree in human resources and management from Indiana University and a Certificate of Executive Leadership from the University of Wisconsin-Madison’s Graduate School of Banking. She is a CPA.

Todd E. Sears is the Director of Investment Strategy and Chief Financial Officer of Valeo Financial Advisors, a registered investment advisor based in Indiana, a position he has held since February 2022. He was previously the Executive Vice President of Research, Policy and Strategy at Kittle Property Group, Inc. (formerly Herman & Kittle Properties, Inc.), in Indianapolis, Indiana, a national multifamily housing property developer, having served in that position since 2021. Prior to that appointment, he served as Executive Vice President from 2018-2021, after serving as Executive Vice President - Portfolio Management and Analysis beginning in 2014. He joined Kittle Property Group Inc. in 2005. Since 2017, Mr. Sears has served as an adjunct professor of real estate finance at Butler University. He previously served on our Affordable Housing Advisory Council from 2012-2018. He is the founder of Pyxso, LLC, a consulting firm through which he has provided advisory services to not-for-profit companies since 2011. Mr. Sears holds a bachelor of science degree in finance from Indiana University, Bloomington, Indiana, and a master of arts degree in economics from Indiana University, Indianapolis, Indiana. Mr. Sears is a CFA® charterholder and holds a Chartered Alternative Investment Analyst designation. The board of directors has determined that Mr. Sears is an Audit Committee Financial Expert due primarily to his CFA® and Chartered Alternative Investment Analyst designations, his experience serving as a Chief Financial Officer, and his educational background.

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

Committee Assignments. Each of our directors serves on one or more committees of our board. Committee assignments are made annually, based on board consensus, with input from the President - CEO. Committee assignments take into consideration several factors, including the committees’ responsibilities and needs, directors' preferences and expertise, the benefits of rotations in committee memberships, and balancing the committees' responsibilities among all directors.

The following table presents the committees on which each director serves as of the filing date of this Form 10-K ("Filing Date"), as well as whether the director is the Chair (C), Vice Chair (VC), member (x), or Ex-Officio member (EO).

Name	Affordable Housing	Audit	Executive/ Governance	Finance/Budget	Human Resources	Risk Oversight	Succession Planning	Technology
Dan L. Moore	EO	EO	C	EO	EO	EO	EO	EO
Karen F. Gregerson		X	VC		X
Brian D. J. Boike				X	X	X
Michael E. Bosway					X	VC		X
Clifford M. Clarke				X	X		X	VC
Lisa D. Cook				VC		X		X
Charlotte C. Decker		X	X					C
Robert M. Fisher			X	X	C		X
Perry G. Hines	X			X	X		VC
Jeffrey G. Jackson		VC		X		X
Robert D. Long		C	X					X
Michael J. Manica	X		X	C			X
Larry W. Myers		X	X			C
Christine Coady Narayanan	X		X				C
Sherri L. Reagin		X			VC	X
Todd E. Sears	VC	X						X
Larry A. Swank	C		X	X			X

It has been the practice of the board of directors to not appoint any director as Chair of more than one committee.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors for 2021:

Robert D. Long, Chair, independent director
Jeffrey G. Jackson, Vice Chair
Robert M. Fisher
Karen F. Gregerson
Larry W. Myers
Christine Coady Narayanan, independent director
Todd E. Sears, independent director
Dan L. Moore, Ex-Officio Voting Member

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors. The Audit Committee charter is available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. Furthermore, the Audit Committee oversees the programs, policies, and systems of the Bank designed to ensure the integrity and reliability of Bank operations and technology, including cybersecurity. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in any investigation.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. During 2021, the Audit Committee met 13 times and, among other matters, also:

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

The Sarbanes-Oxley Act of 2002 requires the Audit Committee to establish and maintain procedures for the confidential submission of employee concerns regarding questionable accounting, internal controls or auditing matters. The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any related concerns we receive. The Audit Committee encourages employees and third-party individuals and organizations to report concerns about accounting, controls, auditing matters or anything else that appears to involve financial or other wrongdoing pertaining to the Bank.

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

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to our Bank. For engagement audit and quality review partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of our lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate(s) for the role, as well as discussion by the full Audit Committee and with management. The Bank's current lead audit partner has served since 2021.

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2021.

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

The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee has certain other responsibilities with respect to the internal audit function, including facilitation of independent, direct communications between the board and our internal auditors. The Audit Committee also reviews the scope of internal audit services required, internal audit findings, and management responses. In addition, the Audit Committee is responsible for the selection, compensation, performance evaluation and independence of the Chief Internal Audit Officer, who may be removed only with the Audit Committee’s approval. The Audit Committee also approves the incentive compensation plans and awards for internal audit employees; the charter for the internal audit department; and the staffing, budget, and risk-based internal audit plan.

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

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.

Audit Committee Financial Experts. On July 22, 2021, our board of directors determined that Audit Committee Chair Robert D. Long, Audit Committee Vice Chair Jeffrey G. Jackson, and Audit Committee members Robert M. Fisher, Karen F. Gregerson, Larry W. Myers, and Todd E. Sears were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

Executive Officers

Our Executive Officers, as determined under SEC rules, are listed in the table below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated, each officer has been employed in the principal occupation listed below for at least five years.

Name	Age	Position
Cindy L. Konich (1)	65	President - Chief Executive Officer ("CEO")
Brendan W. McGrath (2)	44	Executive Vice President - Chief Risk Officer ("CRO")
Deron J. Streitenberger (3)	54	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare (4)	68	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (5)	57	Senior Vice President - Treasurer
Shaun H. Clifford (6)	61	Senior Vice President - General Counsel and Chief Compliance Officer (Ethics Officer)
Kristina L. Cunningham (7)	46	Senior Vice President - Senior Director of Compliance & Operational Risk Analysis
Christopher Dawson (8)	45	Senior Vice President - Chief Information Officer
Jonathan W. Griffin (9)	51	Senior Vice President - Chief Business Development Officer
Kania D. Lottie (10)	40	Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer (Ethics Officer)
Gregory J. McKee (11)	48	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (12)	65	Senior Vice President - Chief Accounting Officer ("CAO")
Mary Beth Wott (13)	57	Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer

(1)    Ms. Konich was appointed by our board of directors to serve as President - CEO in July 2013. As an FHLBank President, she serves on the Board of Directors of the FHLBanks Office of Finance, and is a member of its Governance Committee. Ms. Konich holds an MBA and is a CPA.
(2)    Mr. McGrath was promoted to Executive Vice President - Chief Risk Officer effective January 2021. Previously, he was appointed Senior Vice President - Chief Risk Officer effective May 2020, after having been appointed Senior Vice President - Chief Analytics Officer effective January 2019, and First Vice President - Director of Credit Risk Analysis effective January 2017. Mr. McGrath holds a masters of science in accounting, is a CPA and a CFA® charterholder.
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
(5)    Mr. Brandt was appointed Senior Vice President - Treasurer effective January 2016. Mr. Brandt holds an MBA.
(6)    Ms. Clifford was appointed Senior Vice President - General Counsel effective March 2020, and was appointed Senior Vice President - General Counsel & Chief Compliance Officer effective May 2020. Ms. Clifford also serves as one of the Bank's Ethics Officers. Previously, Ms. Clifford was a Partner at the law firm Faegre Drinker Biddle & Reath LLP from January 2003 to February 2020. Ms. Clifford holds a JD and is licensed to practice law in the State of Indiana and in Washington, D.C.
(7)    Ms. Cunningham was promoted to Senior Vice President - Senior Director of Compliance & Operational Risk Analysis effective May 2020. Previously, she was appointed First Vice President - Senior Director of Compliance + Operational Risk Analysis effective November 2018, after having been appointed First Vice President - Director of Operational Risk Analysis effective January 2018, and Vice President - Director of Operational Risk Analysis in March 2016. Ms. Cunningham holds an MBA and a CRMA certification, and is a CPA.
(8)    Mr. Dawson was promoted to Senior Vice President - Chief Information Officer effective January 2019, after having been appointed First Vice President - Chief Technology Officer in November 2015. Mr. Dawson holds an MBA.
(9)    Mr. Griffin was appointed Senior Vice President - Chief Business Development Officer in June 2018, after serving as Senior Vice President - Chief Marketing Officer from 2017-2018. Mr. Griffin holds an MBA and is a CFA® charterholder.
(10)    Ms. Lottie was promoted to Senior Vice President - Chief Human Resources and Diversity & Inclusion Officer in July 2019, which position was redesignated as Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer in September 2020. Previously, she had been appointed First Vice President - Director of Human Resources and Diversity & Inclusion in November 2018, after having been appointed First Vice President - Director of Human Resources effective January 2018. Ms. Lottie was appointed Vice President - Director of Human Resources effective January 2016 . Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana. She also holds SPHR and SHRM-SCP certifications.

(11)    Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015. Mr. McKee holds an MBA and is a CPA.
(12)    Mr. Short was appointed Senior Vice President - CAO in August 2009. Mr. Short holds an MBA and is a CPA.
(13)    Ms. Wott was appointed to Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer in August 2021. Previously Ms. Wott served as Senior Vice President - Community Investment Officer effective July 2019, after having been appointed First Vice President - Community Investment Officer in July 2013. Ms. Wott holds an MBA.

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

The Codes of Conduct and the Code of Ethics are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu. Interested persons may also request a copy of the Codes of Conduct and the Code of Ethics by contacting us, Attention: Corporate Secretary, Federal Home Loan Bank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

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

Compensation Committee Report

The HR Committee has reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, has by resolution recommended to our board of directors that the Compensation Discussion and Analysis be included in our Form 10-K for 2021.

For the years indicated, the HR Committee was/is comprised of the following directors:

Name	2021	2022
Robert M. Fisher	Chair	Chair
Sherri L. Reagin		Vice Chair
Brian D.J. Boike	Member	Member
Michael E. Bosway		Member
Ronald Brown	Vice Chair
Clifford M. Clarke	Member	Member
Karen F. Gregerson		Member
Michael J. Hannigan, Jr.	Member
Perry G. Hines		Member
James L. Logue, III	Member
Dan L. Moore	Ex-Officio	Ex-Officio

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our Named Executive Officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers (as defined in SEC rules) and employees other than the NEOs. Our NEOs for 2021 consisted of (i) individuals who served as our principal executive officer ("PEO") during such year, (ii) individuals who served as our principal financial officer ("PFO") during such year, and (iii) the three most highly compensated officers (other than the officers who served as PEO or PFO) who were serving as Executive Officers at the end of 2021. The following persons were our NEOs for 2021.

NEO	Title
Cindy L. Konich	President - Chief Executive Officer ("CEO") - PEO
Gregory L. Teare	Executive Vice President - Chief Financial Officer ("CFO") - PFO
Brendan W. McGrath	Executive Vice President - Chief Risk Officer ("CRO")
Deron J. Streitenberger	Executive Vice President - Chief Business Operations Officer ("CBOO")
K. Lowell Short, Jr.	Senior Vice President - Chief Accounting Officer ("CAO")

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the President - CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (eight times in 2021) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (nine times in 2021) and reports its recommendations to the board.

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

Pursuant to the Executive Compensation Rule, the Finance Agency requires the FHLBanks to provide information to the Finance Agency for review and non-objection concerning all compensation actions relating to the respective FHLBanks' NEOs. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank payment of compensation to NEOs. In addition, the FHLBanks are required to provide at least 60 days' advance notice to the Finance Agency of any arrangement that provides for incentive awards to NEOs. Under the supervision of our board of directors, we provide this information to the Finance Agency as required.

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

Compensation Philosophy and Objectives. In 2021, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders. We desire to be competitive and forward-thinking while maintaining a prudent risk management culture. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors regularly reviews these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. As a cooperative, we are not able to offer equity-based compensation, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs and senior management, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to Ms. Konich, Mr. Teare, Mr. McGrath, and Mr. Short) or additional non-elective contributions (with respect to Mr. Streitenberger) and other retirement benefits (to all NEOs). This approach generally will lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

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

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 21, 2022, and January 22, 2021 respectively. Those charters are available on our website by scrolling to the bottom of any web page on www.fhlbi.com and then selecting "Corporate Governance" in the navigation menu.

Role of Compensation Consultants in Setting Executive Compensation. For each of the last 11 years, McLagan Partners, Inc. ("McLagan"), an Aon plc company, was engaged by Bank management to work with the HR Committee to evaluate and update our salary and benefit benchmarks for certain positions, including the NEOs' positions.

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

For 2021, McLagan identified three peer groups, which are collectively referred to as "Competitor Groups." The first peer group is comprised of the 10 other FHLBanks. The benchmark positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of a number of large financial institutions and regional commercial banks, as well as the Federal Reserve Banks. There are 99 institutions in the second peer group. The benchmark positions used from the large financial institutions and regional commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at such institutions compared to an FHLBank (e.g., Head of Corporate Banking used in the benchmark, rather than a large financial institution's or regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the benchmark jobs from the large financial institutions and regional/commercial banks capture the functional responsibility of FHLBank positions, they do not capture the executive responsibility that exists at the FHLBank.

ABN AMRO	Federal Reserve Bank of Atlanta	New York Community Bank
AIB	Federal Reserve Bank of Boston	Nomura Securities
Ally Financial Inc.	Federal Reserve Bank of Chicago	Nord/LB
Ameris Bank	Federal Reserve Bank of Kansas City	Northern Trust Corporation
Arvest Bank	Federal Reserve Bank of Minneapolis	OCBC Bank
Associated Bank	Federal Reserve Bank of New York	OneMain Financial
Australia & New Zealand Banking Group	Federal Reserve Bank of Richmond	People's United Financial, Inc.
Bank ABC	Federal Reserve Bank of San Francisco	PNC Bank
Bank of America	Federal Reserve Bank of St. Louis	Rabobank
Bank of New York Mellon	Fifth Third Bank	Regions Financial Corporation
Bank of Nova Scotia	First Citizens Bank - NC	Royal Bank of Canada
Bank of the West	First National Bank of Omaha	Sallie Mae
BBVA Compass	First Republic Bank	Santander Bank, NA
BMO Financial Group	First Tennessee Bank/First Horizon	Siemens Financial Services
BNP Paribas	Freddie Mac	Signature Bank - NY
BOK Financial Corporation	Frost Bank	Societe Generale
Brown Brothers Harriman	Hancock Whitney Bank	Standard Chartered Bank
Capital One	HSBC	State Street Corporation
Charles Schwab & Co.	Huntington Bancshares, Inc.	Sterling National Bank
CIBC World Markets	ING	Sumitomo
CIT Group Inc.	Intesa Sanpaolo	SVB Financial Group
Citigroup	Investec Bank	Synovus Financial Corporation
Citizens Financial Group	Investors Bancorp, Inc	TD Securities
City National Bank	JP Morgan Chase	Texas Capital Bank
Comerica	KBC Bank	Truist
Commerce Bank	KeyCorp	U.S. Bancorp
Commerzbank	Lloyds Banking Group	UMB Financial Corporation
Commonwealth Bank of Australia	M&T Bank Corporation	UniCredit Bank AG
Crédit Agricole CIB	Macquarie Bank	United Overseas Bank Group
Credit Industriel et Commercial – N.Y.	MUFG Bank, Ltd.	Valley National Bancorp
DNB Bank	National Australia Bank	Webster Bank
East West Bancorp, Inc.	Natixis Corporate & Investment Banking	Wells Fargo Bank
Fannie Mae	NatWest	Zions Bancorporation

The third peer group consists of publicly-traded regional/commercial banks with assets of $10 billion to $20 billion. There are 38 banks in the third peer group. The benchmark jobs used from this peer group include the NEOs reported in their proxy statements, which capture the executive responsibilities encompassed in the positions.

Atlantic Union Bankshares Corporation	First Financial Bankshares, Inc.	Pacific Premier Bancorp, Inc.
Banner Corporation	First Interstate BancSystem, Inc.	Provident Financial Services, Inc.
Berkshire Hills Bancorp, Inc.	First Merchants Corporation	Renasant Corporation
Cadence Bancorporation	Glacier Bancorp, Inc.	Sandy Spring Bancorp, Inc.
Cathay General Bancorp	Heartland Financial USA, Inc.	ServisFirst Bancshares, Inc.
Columbia Banking System, Inc.	Home Bancshares, Inc.	TFS Financial Corporation
Community Bank System, Inc.	Hope Bancorp, Inc.	TowneBank
Customers Bancorp, Inc.	Independent Bank Corp.	Trustmark Corporation
CVB Financial Corp.	Independent Bank Group, Inc.	United Community Banks, Inc.
Eagle Bancorp, Inc.	International Bancshares Corporation	Washington Federal, Inc.
Eastern Bankshares, Inc.	NBT Bancorp Inc.	WesBanco, Inc.
First Busey Corporation	Northwest Bancshares, Inc.	WSFS Financial Corporation
First Financial Bancorp.	OceanFirst Financial Corp.

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

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2021 consisted of:

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

The NEOs’ base salaries for 2021 were effective January 3, 2021 and are presented in the Summary Compensation Table.

Annual and Deferred Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is variable and based on the Bank's overall performance. The board adopts incentive plans to grant this variable element of executive compensation. Our incentive plans include a measurement framework that rewards achievement of specific goals consistent with our mission. As discussed below, our incentive plan is performance-based and represents a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders, and is appropriate to our status and risk appetite as a housing GSE.

The board of directors adopted an incentive compensation plan effective January 1, 2012 ("Incentive Plan"), which provides incentive compensation opportunities for all employees. The Incentive Plan provides cash award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees, including the NEOs, and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any eligible employee hired before October 1 of a calendar year becomes a participant in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's President - CEO, an EVP, or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with us containing certain non-solicitation and non-disclosure provisions.

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs) may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2019, 2020 or 2021. The board establishes maximum awards under the plan before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary (i.e., amount actually received during the year as salary) or wages for hours worked, including overtime, and hours paid under our paid-time-off policies, as applicable, but excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, or long-term disability insurance payments paid for the current or a prior year.

With respect to the NEOs' Annual Awards and Deferred Awards, 50% of an award to a Level I Participant will become earned and vested on the last day of the Performance Period (Annual Award), subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Performance Period). The remaining 50% will become earned and vested on the last day of the Deferral Performance Period (Deferred Award), subject to the attainment of a specific minimum individual performance rating for each year of such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Deferral Performance Period), and further subject to the Bank's achievement during the Deferral Performance Period of additional performance goals relating to our profitability, retained earnings, regulatory capital-to-assets ratio, and distributions in compliance with AHP funding requirements, through which the Level I Participant's compensation is impacted by our performance for a longer term. Depending on our performance during the Deferral Performance Period, the final award (i.e., the amount of the earned and vested Deferred Award ultimately paid to the Level I Participant) will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award. The level of achievement of those additional goals could thereby result in an increase or decrease to the Deferred Awards.

2021 Annual Award (Paid in 2022). The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2021 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

On December 16, 2020, the board of directors established Annual Award Performance Goals for 2021 for Level I Participants relating to specific mission goals for financial performance and operational efficiency; member activity; ERM; Diversity, Equity & Inclusion; and operational excellence. The weights and specific achievement levels for each 2021 mission goal are presented below.

2021 Mission Goals	Weighted Value		Performance Levels			Actual Result	Achievement Percentage	Weighted Average Achievement
	Bank (1)	ERM	Threshold	Target	Maximum			Bank (1)	ERM
Profitability (3)	25%	15%	189 bps	292 bps	414 bps	293 bps	75%	18.8%	11.3%
Operating Expenses vs. Budget (3)	10%	10%	<=100%	<=97.5%	<=95%	Maximum	100%	10.0%	10.0%
Member Participation (4)	10%	5%	58.0%	60.0%	62.5%	61.8%	93%	9.3%	4.6%
Member Education and Outreach (5)	10%	5%	50% of All Members	Threshold and 75% of Tier 1 Members	Target and 50% of Tier 2 Members	Maximum	100%	10.0%	5.0%
Fee Income Increase (6)	5%	5%	5%	10%	20%	Maximum	100%	5.0%	5.0%
CIP Advances Originated (7)	10%	5%	$37.5 MM	$75 MM	$150 MM	Maximum	100%	10.0%	5.0%
Complete Enterprise Risk Management Objectives (8)	10%	35%	2	3	4	Maximum	100%	10.0%	35.0%
Host education/information sessions to prepare diverse businesses for opportunities to do business with member institutions	5%	5%	1	2	3	Maximum	100%	5.0%	5.0%
Develop and promote each Employee Resource Group through hosting cultural awareness events/activities (9)	5%	5%	30%	40%	50%	Maximum	100%	5.0%	5.0%
Member facing technology (One Bank Portal & Access) (10)	5%	5%	Technical Readiness	Threshold and Operational Readiness	Target and Production Implementation	Maximum	100%	5.0%	5.0%
Workday Phase 2 (11)	5%	5%	Technical Readiness	Threshold and Operational Readiness	Target and Transition System of Record	Maximum	100%	5.0%	5.0%
Total	100%	100%						93.1%	95.9%
(1)    For all NEOs other than the CRO. The CRO's weighted average achievement percentages are presented under the ERM column.
(2)    For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s core net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement dated August 5, 2011, as amended, by and among the Federal Home Loan Banks and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and Advance prepayment fees received in cash on unswapped Advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock. This goal assumes no material change in investment authority under the FHFA's regulation, policy, directive, guidance, or law.

(3)    Operating Expenses vs. Budget is a measure of to what degree our core operating expenses are equal to or less than the operating expense budget approved by our board. Core operating expenses are operating expenses excluding incentive compensation, excise tax, and voluntary contributions to the Bank’s DB Plan. Core operating expenses are measured as a percentage of the core operating expense budget for 2021.
(4)    Member participation is the percentage of members that utilize any one of the following products during the year: advances, letters of credit, lines of credit or MPP. Any member that utilizes a qualifying product during the year will be counted in the numerator even if that member ceases to be a member as of December 31, 2021. Membership will be calculated as the simple average of the membership at the end of each month in 2021. Goal assumes no material change in membership eligibility under FHFA’s regulation, policy, directive, guidance or law.
(5)    Member education and outreach events for purposes of threshold achievement include symposia, conferences, workshops, webinars, educational events, presentations at trade conferences, presentation to member Boards of Directors or Committees thereof or to management committees, in-person joint presentations to members (where a subject matter expert or senior officer of the Bank participates) and other events educating Bank members about Advances, MPP, the Bank’s community investment products and activities, industry trends, and other products and services. For purposes of Target and Maximum achievement, member education and outreach events include presentations to member Boards of Directors or committees thereof, presentations to member management committees or in-person joint presentations to members (where a subject matter expert or senior officer of the Bank participates) to discuss or educate regarding Advances, MPP, the Bank’s community investment products, industry trends or other products and services. Member tiers are defined by management based upon core business levels or the capacity to engage in core business with the Bank and are established annually. Status and reporting on this Goal and its attainment will be supported by the Bank’s Customer Relationship Management (CRM) system. Achievement towards this goal will be calculated by dividing the number of members that participated in one of the above events (defined as a member at the time of participation in the event) during the calendar year by the simple average of the total number of members of the Bank (Threshold), total Tier 1 members (Target), or Tier 2 members (Maximum) as of the end of each month of 2021.
(6)    Fee income consists of fees earned on Bank products and services, including letters of credit, lines of credit, safekeeping services, and other products and services as may be approved by the board from time to time. The goal is defined as the percentage increase in the total fee income relative to total fee income earned in 2020.
(7)    "CIP" means Community Investment Program. "CIP Advances" are newly originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Federal Home Loan Bank Act.
(8)    Status and reporting of this goal, and its attainment, will be provided in writing to the Risk Committee. The Enterprise Risk Management Excellence objectives are:
Objective #1: Enhancements to the board approved Risk Appetite Statement ("RAS"). ERM is to prepare a comprehensive proposal to enhance the RAS, including recommendations of changes to methodology, risk categories and supporting key metrics. The proposal shall reflect feedback received from the Bank’s first line management while adhering to applicable regulatory guidance. In conjunction with the proposal, ERM shall develop a new or modify the existing process governing RAS metrics including, but not limited to, metric tracking and associated procedures. ERM’s proposal will be presented for approval by the Risk Committee and Risk Oversight Committee by June 30, 2021.
Objective #2: Implement enhancements to the AMA/MPP prepayment estimation process. ERM is to review the prepayment estimation process for AMA/MPP and propose enhancements to improve performance metrics related to prepayment modeling. The proposed enhancements shall reflect feedback from the model users (first and second line management), model risk management, subject matter experts and the model vendor, while adhering to applicable regulatory guidance. ERM’s proposal will be presented to the Risk Committee by September 30, 2021 and implemented by December 31, 2021. It is also understood that implementation of enhancements would require review by the ERM Model Risk Management Group, approval from the Risk Committee, and non-objection from the FHFA.
Objective #3: Enhancements of the counterparty credit risk methodology. ERM is to review and revise the methodology used to monitor and evaluate unsecured credit counterparties, including the determination of the level used to determine a counterparty’s regulatory capacity. The proposal shall reflect feedback from the Bank’s first line management while adhering to applicable regulatory guidance. ERM’s proposal will be presented for approval by the Risk Committee and Risk Oversight Committee by August 31, 2021.

Objective #4: Enhancements to the scripting governance program. ERM, in collaboration with IT, will develop an enterprise-wide policy governing scripting use cases, guidelines and methodologies. The policy will establish baseline requirements for utilizing scripting languages across the organization as well as a method for inventorying. Determination for additional technical resources, formal training or establishment of working groups will be made and recommendations for such will be presented for approval by the appropriate committee(s). The policy and related elements will be presented for approval by the Risk Committee and Risk Oversight Committee by August 31, 2021.
The criteria and milestones to successfully complete each objective will be reviewed and approved by the Risk Committee.
(9)    This goal applies to any Employee Resource Groups ("ERGs") in place as of January 1, 2021 and the number of members as of that date; however, non-members can also be counted in attendance. The percentages are based on the average number of employees attending a total of 4 events hosted by each ERG. (Example: If the Women’s ERG has 50 members, to reach the 50% maximum goal, there must be an average of 25 attendees at their 4 events, or 100 total attendees for the 4 events). Each ERG is measured separately and both must meet the percentage goal separately.
(10)    The criteria and milestones for achievement, as well as the status and reporting of this goal and its attainment, will be reviewed and approved by the Information Technology Steering Committee. Threshold, Target, and Maximum performance achievement levels are defined as follows:
Technical Readiness: "Technical Readiness" is the development and testing of the One Bank Portal.
Operational Readiness: "Operational Readiness" is the governance, training, and operational activities required to support the operation of the One Bank Portal.
Production Implementation: "Production Implementation" is implementation of the One Bank Portal into production.
(11)    The criteria and milestones for achievement, as well as status and reporting of this goal and its attainment, will be reviewed and approved by the Information Technology Steering Committee. Threshold, Target, and Maximum performance achievement levels are as follows:
Technical Readiness: "Technical readiness" is the configuration and testing of the core financial modules of Workday.
Operational Readiness: "Operational Readiness" is the governance, training, and operational activities required to support the operation of the core financial modules of Workday.
Transition System of Record: "Transition System(s) of Record" is transitioning the system of record to the core financial modules of Workday.

There is no guaranteed payout under the provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned for the Annual Award Performance Period are presented below. The actual amounts earned are also presented below and in the Non-Equity Incentive Plan Compensation table.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement (1)	Annual Award
Cindy L. Konich	$959,946	50%	100%	$479,973	94.5%	$453,478
Gregory L. Teare	470,132	40%	100%	188,053	93.1%	175,077
Brendan W. McGrath	413,472	40%	100%	165,389	95.9%	158,658
Deron J. Streitenberger	436,857	40%	100%	174,743	93.1%	162,686
K. Lowell Short, Jr.	348,738	35%	100%	122,058	93.1%	113,636

(1)    Rounded to the nearest tenth of a percent.

2018 Deferred Award (Paid in 2022). Fifty percent of each Level I Participant's 2018 Award ("2018 Deferred Award") was deferred for a three-year period that ended December 31, 2021 ("2019-2021 Deferral Performance Period"). The 2018 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2019-2021 Deferral Performance Period and other conditions described below. The performance goals for the 2019-2021 Deferral Performance Period Award are substantially similar to those established for the 2018-2020 Deferral Performance Period. The following table presents the performance goals for the 2018 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2019-2021 Mission Goals	Weighted Value	Performance Levels			Actual Result	Achievement %	Weighted Average Achievement
		Threshold (1)	Target (1)	Maximum (1)
Profitability (2)	35%	25 bps	50 bps	150 bps	maximum	125%	44%
Retained Earnings (3)	35%	3.5%	3.9%	4.3%	maximum	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	(a)	Achieve both Prudential Standards	maximum	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2019 through 2021.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

(1)    Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.
(2)    For purposes of this goal for 2019 and 2020, profitability is defined as the Bank's profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This goal assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.

For purposes of this goal for 2021, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s core net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and Advance prepayment fees received in cash on unswapped Advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock. This goal assumes no material change in investment authority under the FHFA's regulation, policy, directive, guidance, or law.
Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.
(3)    Total retained earnings divided by mortgage assets, measured at the end of each month. Calculated each month as total retained earnings divided by the sum of the carrying value of the MBS and AMA assets portfolios. The calculation is the simple average of 36 month-end calculations.
(a)    There is no target level for this goal.

Each NEO received at least the minimum required performance rating for each year of the 2019-2021 Deferral Performance Period and each was employed by the Bank on the last day of that period, thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2018 Deferred Award.

The following table presents the payouts of the 2018 Deferred Awards to the NEOs by applying the total achievement level of the performance goals for the 2018 Deferred Award. These payouts are also presented in the Non-Equity Incentive Plan Compensation table. Mr. McGrath was not eligible for a 2018 Deferred Award.

2018 Deferred Award - 2019-2021 Performance Period

NEO	Total Award for 2018	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2022
Cindy L. Konich	$884,242	50%	$442,121	125%	$552,651
Gregory L. Teare	342,850	50%	171,425	125%	214,281
Deron J. Streitenberger	237,282	50%	118,641	125%	148,301
K. Lowell Short, Jr.	226,812	50%	113,406	125%	141,758

Other Incentive Plan Provisions. The Incentive Plan provides that a termination of service of a Level I Participant during a Performance Period or Deferral Performance Period may result in the forfeiture of the award. However, the Incentive Plan recognizes certain exceptions to this general rule if the termination of service is (i) due to the Level I Participant's death, "Disability," or "Retirement"; (ii) for "Good Reason"; or (iii) without "Cause" due to a "Reduction in Force" (in each case as defined in the Incentive Plan). If one of these exceptions applies, a Level I Participant's Annual Award or Deferred Awards generally will be treated as earned and vested, and will be calculated using certain assumptions with respect to our achievement of applicable performance goals for the applicable Performance Period or Deferral Performance Period. Additionally, payment of an award may be accelerated if the participant dies or becomes "Disabled" while an employee of the Bank, or if the termination is without "Cause" due to a "Reduction in Force".

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

Retirement Benefits. We maintain a comprehensive retirement program for our employees, which includes our qualified (DB Plan) and non-qualified (SERP) defined benefit plans and our qualified (DC Plan) and non-qualified (SETP) defined contribution plans. The benefits provided by these plans are components of the total compensation opportunity for our employees. The board of directors believes these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Service ("IRS"), which was $290,000 in 2021. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2021 was $230,000, payable as a single life annuity at normal retirement age.

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

Effective August 1, 2021, our board of directors amended the 2005 SERP to enhance the retention of participating employees. The amendment provides greater predictability of the dollar amount of benefits payable upon separation of employment or retirement from the Bank. The applicable retirement plan interest rates and mortality tables used to calculate benefits are set as of May 2021 and June 2021, respectively, rather than as of the employee's date of separation of employment or retirement. The amendment included similar provisions for the calculation of death benefits payable, except that the applicable retirement plan interest rates and mortality tables are set as of July 2021 and June 2021, respectively. While the long-term impact of the amendment on employees' pension values is expected to be favorable to the employee, the amendment had a one-time unfavorable impact on employees' pension values in 2021.

The following sections describe the differences in the benefits provided under these plans.

Grandfathered DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, and hired prior to July 1, 2008, which includes Ms. Konich and Mr. McGrath.

Sample High 3-Consecutive-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	25	30	35	40
$500,000	$312,500	$375,000	$437,500	$500,000
600,000	375,000	450,000	525,000	600,000
700,000	437,500	525,000	612,500	700,000
800,000	500,000	600,000	700,000	800,000
900,000	562,500	675,000	787,500	900,000
1,000,000	625,000	750,000	875,000	1,000,000
1,100,000	687,500	825,000	962,500	1,100,000
1,200,000	750,000	900,000	1,050,000	1,200,000
1,300,000	812,500	975,000	1,137,500	1,300,000
1,400,000	875,000	1,050,000	1,225,000	1,400,000
1,500,000	937,500	1,125,000	1,312,500	1,500,000

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

Amended DB Plan. The following table shows estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the 2005 SERP. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both plans, hired on or after July 1, 2008 but before February 1, 2010, which includes Mr. Teare and Mr. Short.

Sample High 5-Consecutive-Year Average Compensation	Annual Benefits Payable at age 65 Based on Years of Benefit Service
	15	20
$500,000	$112,500	$150,000
600,000	135,000	180,000
700,000	157,500	210,000

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

All employees who have met the eligibility requirements may participate in the DC Plan. All of the NEOs participate in the DC Plan. The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base salary of the participant's biweekly contributions on a pre-tax, post-tax, and/or Roth basis.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2021 an employee could contribute up to $19,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis but are also limited by Section 415 of the IRC. A total of $58,000 per year ($64,500 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2021, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $290,000 of annual compensation could have been taken into account in computing eligible compensation in 2021. The amount deferred on a pre-tax basis is taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Effective January 1, 2018, the board of directors established, within the DC Plan, an employer-funded non-elective contribution ("NEC") program. The NEC provides an additional employer-funded benefit for all employees who have met the eligibility requirements to participate in the DC Plan who were hired on or after February 1, 2010 and therefore do not participate in the Grandfathered DB Plan or the Amended DB Plan. The Bank makes this additional NEC of 4% of base salary per year to the DC Plan account of each participant. The NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their NECs when they have attained five years of service. Mr. Streitenberger receives the NEC and is fully vested.

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
•life and long-term disability insurance (the CEO, CFO, and CBOO are eligible for enhanced monthly benefits under our disability insurance program);
•travel and accident insurance, as well as special crime coverage, which include life insurance benefits;
•educational assistance;
•employee relocation assistance, where appropriate, for new hires; and
•student loan repayment assistance.

In addition, we provide as a taxable benefit to the NEOs and certain other officers limited spouse/guest travel to board of directors meetings and preapproved industry activities.

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays each NEO, upon a qualifying termination as described below (or in the Bank's discretion on a case-by-case basis), up to a maximum 52 weeks of base salary computed at the rate of four weeks of severance pay for each year of service with a minimum of eight weeks of base salary to be paid. In addition, the plan pays a lump sum amount equal to the NEO's cost to maintain health insurance coverage under a Consolidated Omnibus Budget Reconciliation Act ("COBRA")-like coverage for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board at any time. Receipt of benefits under the Severance Pay Plan is conditioned on the execution of a binding separation contract.

The Severance Pay Plan does not apply to NEOs who have entered into a KESA with the Bank or who are participants under the Bank's Key Employee Severance Policy ("KESP") if a qualifying event has triggered payment under the terms of the KESA or the KESP. As of the Filing Date, Ms. Konich is the only NEO with whom we have a KESA; all other NEOs are participants under the KESP. If any NEO's employment is terminated, but a qualifying event under the KESA or the KESP, as applicable, has not occurred, the provisions of the Severance Pay Plan apply.

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

The following table presents the estimated amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2021, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$25,930	52	$959,946	$985,876
Gregory L. Teare	12	18,231	52	470,132	488,363
Brendan W. McGrath	12	25,930	52	413,472	439,402
Deron J. Streitenberger	9	19,447	36	302,440	321,887
K. Lowell Short, Jr.	12	18,231	52	348,738	366,969

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2021, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$5,194,696
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	422,236
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,131,746
Medical and dental insurance coverage for 36 months	77,789
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$7,841,467

(1)    The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. On November 20, 2020, the board of directors re-adopted the KESP, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the Filing Date) include all NEOs other than Ms. Konich. Mr. Teare, Mr. McGrath, and Mr. Streitenberger are Level 1 Participants. Mr. Short is a Level 2 Participant.

Under the KESP, if the covered employee terminates for "good reason" or is terminated without "cause," in either case within six months before or 24 months after a reorganization, the covered employee is entitled to a lump-sum payment equal to a multiple (2.0 for Level 1 Participants, 1.5 for Level 2 Participants and 1.0 for Level 3 Participants) of the average of his or her three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and gross bonus (inclusive of amounts deferred under a qualified or nonqualified plan); provided that, for any calendar year in which the covered employee received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. All amounts payable under the KESP are capped at an amount equal to one dollar ($1) less than the aggregate amount which would otherwise cause any such payments to be considered a "parachute payment" within the meaning of Section 280G of the IRC.

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

The following table presents the amounts that would have been payable under the KESP if triggered as of December 31, 2021:

NEO	Amount
Gregory L. Teare	$1,622,901
Brendan W. McGrath	910,262
Deron J. Streitenberger	1,387,786
K. Lowell Short, Jr.	893,994

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Cindy L. Konich (5) President - CEO (PEO)	2021	$959,946	$1,006,129	$—	$59,480	$2,025,555
	2020	996,867	941,870	4,616,000	61,878	6,616,615
	2019	931,996	839,154	5,665,000	69,610	7,505,760
Gregory L. Teare EVP - CFO (PFO)	2021	470,132	389,358	115,000	29,334	1,003,824
	2020	488,214	368,486	301,000	30,509	1,188,209
	2019	456,430	303,036	368,000	28,353	1,155,819
Brendan W. McGrath (6) EVP - CRO	2021	413,472	158,658	356,000	25,857	953,987

Deron J. Streitenberger EVP - CBOO	2021	436,857	310,987	—	44,637	792,481
	2020	423,981	287,388	—	43,609	754,978
	2019	378,040	253,559	—	28,959	660,558
K. Lowell Short, Jr. SVP - CAO	2021	348,738	255,394	117,000	21,879	743,011
	2020	362,151	242,792	223,000	22,877	850,820
	2019	338,572	222,766	223,000	21,256	805,594

(1)    Salary reflects 26 biweekly pay periods for 2021 and 2019 and 27 biweekly pay periods for 2020.
(2)    The Non-Equity Incentive Plan Compensation table below presents the components of the "Non-Equity Incentive Plan Compensation" column and the dates that these amounts were paid.
(3)    These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. The change in pension value is determined by calculating the present value of pension benefits accrued through the beginning and ending plan valuation dates, based on the provisions of the applicable plan. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on applicable interest rates. Therefore, changes in applied interest rates can have a significant impact on the change in pension value. No portion of this change in pension value is realizable until a qualifying event occurs, such as retirement, and therefore, no portion of this change in pension value has been paid or made available to any of the NEOs. No NEO received preferential or above-market earnings on deferred compensation.
(4)    Includes contributions to the DC Plan, NEC program, and the SETP, as applicable, for Ms. Konich ($57,597), Mr. Teare ($28,208), Mr. McGrath ($24,808), Mr. Streitenberger ($43,551), and Mr. Short ($20,924). Also includes life insurance policy premiums and income tax gross-ups provided to all employees related to gift cards and years of service awards, as applicable. None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
(5)    The change in pension values under the DB Plan and SERP for Ms. Konich in 2021 was a decrease of $1,462,000. In accordance with SEC guidance, the amount reported in the table is $0.
(6)    Mr. McGrath was not an NEO for 2020 or 2019.

Non-Equity Incentive Plan Compensation

		Annual Award		Deferred Award		Total Non-Equity
Name	Year	Amounts Earned	Date Paid	Amounts Earned (1)	Date Paid	Incentive Plan Compensation
Cindy L. Konich	2021	$453,478	3/4/2022	$552,651	3/4/2022	$1,006,129
	2020	455,817	3/5/2021	486,053	3/5/2021	941,870
	2019	372,798	3/6/2020	466,356	3/6/2020	839,154
Gregory L. Teare	2021	175,077	3/4/2022	214,281	3/4/2022	389,358
	2020	176,265	3/5/2021	192,221	3/5/2021	368,486
	2019	146,058	3/6/2020	156,978	3/6/2020	303,036
Brendan W. McGrath (2)	2021	158,658	3/4/2022	—	N/A	158,658
Deron J. Streitenberger (3)	2021	162,686	3/4/2022	148,301	3/4/2022	310,987
	2020	153,074	3/5/2021	134,314	3/5/2021	287,388
	2019	120,973	3/6/2020	132,586	3/6/2020	253,559
K. Lowell Short, Jr. (4)	2021	113,636	3/4/2022	141,758	3/4/2022	255,394
	2020	114,407	N/A	128,385	3/5/2021	242,792
	2019	94,800	N/A	127,966	3/6/2020	222,766

(1)    Amounts earned in 2021, 2020, and 2019 represent the 2018, 2017, and 2016 Deferred Awards, respectively.
(2)    Mr. McGrath elected to defer 15% of his 2021 Annual Award payable in 2022 pursuant to the terms of the SETP. Mr. McGrath was not eligible for a 2018 Deferred Award.
(3)    Mr. Streitenberger elected to defer 10% of his 2017 Deferred Award payable in 2021, pursuant to the terms of the SETP.
(4)    Mr. Short elected to defer 100% of his 2020 and 2019 Annual Awards, and 80% of his 2017 Deferred Award payable in 2021, pursuant to the terms of the SETP.

Grants of Plan-Based Awards Table for 2021

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
Cindy L. Konich	Incentive Plan - Annual	12/16/20	$11,999	$383,978	$479,973
	Incentive Plan - Deferred	12/16/20	340,109	453,478	566,848
Gregory L. Teare	Incentive Plan - Annual	12/16/20	4,701	141,040	188,053
	Incentive Plan - Deferred	12/16/20	131,308	175,077	218,846
Brendan W. McGrath	Incentive Plan - Annual	12/16/20	4,135	124,042	165,389
	Incentive Plan - Deferred	12/16/20	118,993	158,658	198,322
Deron J. Streitenberger	Incentive Plan - Annual	12/16/20	4,369	131,057	174,743
	Incentive Plan - Deferred	12/16/20	122,014	162,686	203,357
K. Lowell Short, Jr.	Incentive Plan - Annual	12/16/20	3,051	91,544	122,058
	Incentive Plan - Deferred	12/16/20	85,227	113,636	142,045

(1)    The Incentive Plan - Annual threshold payout is the amount expected to be paid when meeting the threshold for the smallest weighted of the eleven components of the 2021 Annual Award Performance Period Goals. If the threshold for the smallest weighted of the eleven components was achieved, but the threshold for all of the other components was not reached, the payout would be 2.50% of the maximum Annual Award for each of the NEOs (1.25% x base salary for Ms. Konich, 1.00% x base salary for Mr. Teare, 1.00% x base salary for Mr. McGrath, 1.00% x base salary for Mr. Streitenberger, and 0.88% x base salary for Mr. Short). There was no guaranteed payout under the 2021 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.
(2)    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the Deferral Performance Period (2022-2024). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

The Non-Equity Incentive Plan Compensation - 2021 table previously presented shows the amounts actually earned and paid under the 2021 Annual Award provisions of the Incentive Plan.

Pension Benefits Table

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits (3)	Payments During Last Fiscal Year
Cindy L. Konich (4)	DB Plan	37	$3,426,000	$—
	SERP	37	23,158,000	—
Gregory L. Teare (5)	DB Plan	19	967,000	—
	SERP	13	949,000	—
Brendan W. McGrath (6)	DB Plan	21	1,834,000	—
	SERP	21	968,000	—
K. Lowell Short, Jr. (7)	DB Plan	11	745,000	—
	SERP	11	427,000	—

(1)    Mr. Streitenberger is not eligible to participate in the DB Plan or the SERP.
(2)    For each of the NEOs, the years of credited service have been rounded to the nearest whole year.
(3)    Pension values are determined by calculating the present values of pension benefits accrued through the plan valuation dates. The calculations incorporate the provisions of the applicable plan, various assumptions and changes in compensation, age and service, and utilize discount interest rates based on market interest rates or the rates specified in the plan. The present value of the accumulated benefits is based upon a retirement age of 65. Benefits under the DB Plan are based on a discount rate of 2.83% and the PRI-2012 white collar worker annuitant tables (with Scale MP-2021) for qualified annuities or the IRS applicable mortality table for 2021 for qualified lump sums. SERP benefits are based on age 65 lumps sums valued with IRS May 2021 Lump Sum Segment Rates (0.61%, 2.84%, 3.54%), discounted to current age at 2.29% and the IRS applicable mortality table for 2021. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Pension Liability Index and the FTSE Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.
(4)    Ms. Konich is eligible to retire under the DB Plan and SERP due to the combination of her age and years of credited service.
(5)    Mr. Teare earned six years of credited service in the DB Plan as an employee of the FHLBank of Seattle and is eligible to retire under the DB Plan and SERP due to the combination of his age and years of credited service.
(6)    Mr. McGrath is not eligible to retire under the DB Plan and SERP.
(7)    Mr. Short is eligible to retire under the DB Plan and SERP due to the combination of his age and years of credited service.

Non-Qualified Deferred Compensation - 2021

Name	NEO Contributions in Last FY (1)	Bank Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE (4)
Cindy L. Konich	$57,597	$40,497	$189,676	$—	$943,331
Gregory L. Teare	70,520	11,108	23,029	—	407,886
Brendan W. McGrath	99,272	7,708	41,132	—	318,368
Deron J. Streitenberger	26,537	14,851	5,908	—	67,043
K. Lowell Short, Jr.	239,000	3,824	69,923	—	1,111,730

(1)    The contributions by Ms. Konich and Mr. Teare are included in the "Salary" reported in the Summary Compensation Table for 2021. Of the contributions by Mr. McGrath, $82,694 are included in the "Salary" reported in the Summary Compensation Table for 2021. The remaining $16,578 of contributions by Mr. McGrath reflect the amounts deferred related to the 2020 Annual Award. Of the contributions by Mr. Streitenberger, $13,106 are included in the "Salary" reported in the Summary Compensation Table for 2021. The remaining $13,431 of contributions by Mr. Streitenberger reflect the amounts deferred related to the 2017 Deferred Award reported as "Non-Equity Incentive Plan

Compensation" in the Summary Compensation Table for 2020. Of the contributions by Mr. Short, $24,412 are included in the "Salary" reported in the Summary Compensation Table for 2021. The remaining $214,588 of contributions by Mr. Short reflect the amounts deferred related to the 2020 Annual Award ($111,881) and the 2017 Deferred Award ($102,708) reported as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2020. Contributions are net of taxes, as applicable.
(2)    The amounts are included as a component of "All Other Compensation" in the Summary Compensation Table. In addition, the amounts for Mr. Streitenberger include the portion of the NEC in excess of the IRS limit applicable to the DC Plan.
(3)    The amounts are not reported in the Summary Compensation Table because these amounts are not above market or preferential.
(4)    The amounts have been reported in the Summary Compensation Table either in 2021 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2021.

Principal Executive Officer Pay Ratio Disclosure

Our President - CEO is our PEO. As described below, for the year ended December 31, 2021, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

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

For 2021, the Total Compensation of the PEO was $2,025,555. As of December 31, 2021, our PEO had 37 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits, which is reported as $0, and, as a result, constituted 0% of her reported 2021 Total Compensation.

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

For 2021, the Total Compensation of the median employee was $165,141. As of December 31, 2021, our median employee had 14 years of credited service in the DB Plan. The median employee's Total Compensation includes a change in the present value of pension benefits of $20,000. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 12:1. Excluding the 2021 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 14:1.

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

2021 Compensation. In September 2020, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2021 ("2021 Policy"). Under the 2021 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees were intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2021 Policy provides that director fees were to be paid at the end of each quarter.

The 2021 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2021.

The following table summarizes the annual fee limits of the 2021 Policy as approved by the board of directors.

Position	Annual Fee Limit
Chair	$137,000
Vice Chair	123,000
Audit Committee Chair	122,000
Affordable Housing Committee Chair	117,000
Finance/Budget Committee Chair	117,000
Human Resources Committee Chair	117,000
Risk Oversight Committee Chair	117,000
Technology Committee Chair	117,000
All other directors	107,000
Other Committee Chair	(a)

(a)    Directors serving as Chair of newly-formed Committees, or serving as Chair of an additional Committee, were entitled to an additional $10,000 fee per year, prorated by the number of quarters for which the director served as Chair.

Director Compensation Table for 2021

Name	Fees Earned or Paid-in Cash	Total
Brian D. J. Boike	$107,000	107,000
Ronald Brown	107,000	107,000
Clifford M. Clarke	107,000	107,000
Lisa D. Cook	107,000	107,000
Charlotte C. Decker	117,000	117,000
Robert M. Fisher	117,000	117,000
Karen F. Gregerson	123,000	123,000
Michael J. Hannigan, Jr.	107,000	107,000
Jeffrey G. Jackson	107,000	107,000
James L. Logue III	107,000	107,000
Robert D. Long	122,000	122,000
Michael J. Manica	117,000	117,000
Dan L. Moore	137,000	137,000
Larry W. Myers	117,000	117,000
Christine Coady Narayanan	117,000	117,000
Todd E. Sears	107,000	107,000
Larry A. Swank	117,000	117,000

We provide various travel, accident, and kidnapping insurance coverages for all of our directors, officers and employees. These policies provide a life insurance benefit in the event of death within the scope of the policy. We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with the director compensation and travel reimbursement policy.

Directors' Deferred Compensation Plan. In 2015, we established the DDCP, effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP constitutes a deferred compensation arrangement that complies with Section 409A of the IRC, as amended. Any duly elected and serving member of our board may become a participant in the DDCP. The DDCP was amended and restated effective January 1, 2021 to increase flexibility as to when distributions may be made.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2022, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% Outstanding Shares
Flagstar Bank, FSB - 5151 Corporate Drive, Troy MI	3,286,357	15.4%
The Lincoln National Life Insurance Company - 1301 S Harrison Street, Fort Wayne, IN	1,854,473	8.7%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing MI	1,193,452	5.6%
Total	6,334,282	29.7%

The majority of our directors are officers and/or directors of our members. The following table sets forth the members that have an officer and/or director serving on our board of directors as of February 28, 2022.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Brian D. J. Boike	Flagstar Bank, FSB	3,286,357	15.40%
Clifford M. Clarke	Three Rivers Federal Credit Union	76,653	0.36%
Robert M. Fisher	Lake-Osceola State Bank	13,252	0.06%
Karen F. Gregerson	The Farmers Bank	15,532	0.07%
Jeffrey G. Jackson	Michigan State University Federal Credit Union	136,879	0.64%
Michael J. Manica	United Bank of Michigan	49,299	0.23%
Dan L. Moore	Home Bank SB	21,775	0.10%
Larry W. Myers	First Savings Bank	171,433	0.80%
Sherri L. Reagin	The North Salem State Bank	5,063	0.02%
Total		3,776,243	17.68%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Related Parties

We are a cooperative institution and owning shares of our stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, a majority of our directors serve as officers and/or directors of our members, and we conduct our advances and AMA business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to and purchase mortgage loans from members with officers or directors who may serve as our directors. However, such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

Also, in the normal course of business, some of our member directors and independent directors are officers of entities that may directly or indirectly participate in our AHP. All AHP transactions, however, including those involving (i) a member (or its affiliate) that owns more than 5% of the Bank's capital stock, (ii) a member with an officer or director who serves as our director, or (iii) an entity with an officer, director or general partner who serves as our director (and that has a direct or indirect interest in the AHP transaction), are subject to the same eligibility and other program criteria and requirements and the same Finance Agency regulations governing AHP operations.

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

SEC Rules Regarding Independence. SEC rules require our board of directors to adopt a standard of independence with which to evaluate our directors. Pursuant thereto, our board adopted the independence standards of the New York Stock Exchange ("NYSE").

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with us due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, our eight directors (Directors Bosway, Cook, Decker, Hines, Long, Narayanan, Sears and Swank) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus the member is an equity holder in the Bank), that each such institution routinely engages in transactions with us (which may include advances, MPP and AHP transactions), and that such transactions occur frequently and are encouraged in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that, under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with us by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, we believe it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with us by any director's institution at a specific time.

The board of directors has a standing Audit Committee and a standing HR Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees (including Directors Boike, Clarke, Fisher, Gregerson, Reagin, Jackson, Myers and Moore (ex-officio)) are "independent" under the NYSE standards. The board determined that all of the independent directors on these committees (including Directors Bosway, Decker, Hines, Long and Sears) are independent under NYSE standards.

Audit Committee members are subject to further tests of independence under the NYSE standards. To be considered independent under those standards, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. All members of the Audit Committee were determined to be independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed for the years ended December 31, 2021 and 2020 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2021	2020
Audit fees	$950	$812
Audit-related fees	61	58
Tax fees	—	—
All other fees	1	3
Total fees	$1,012	$873

Audit fees were incurred for professional services rendered for the audits of our financial statements. Audit-related fees were incurred for certain FHLBank System assurance and related services, as well as fees related to PwC's participation at FHLBank conferences. All other fees for non-audit services were incurred for an annual license for PwC's disclosure software.

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

4.2	Description of the Bank’s Capital Stock

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on November 20, 2007

10.2*+
Severance and Release Agreement, dated April 2, 2021, between Federal Home Loan Bank of Indianapolis and William D. Miller, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 000-51404) filed on April 7, 2021

10.3*
Federal Home Loan Banks Amended and Restated P&I Funding and Contingency Plan Agreement, incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2017

10.4*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.5*+
Supplemental Executive Retirement Plan, amended and restated effective as of June 1, 2003, incorporated by reference to Exhibit 10.3 of our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

10.6*+
2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and restated effective as of August 1, 2021 incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 10, 2021

10.7*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated July 29, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 26, 2020

10.8*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated November 19, 2021, effective January 1, 2022, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 22, 2021

10.9*+
Directors' Compensation and Expense Reimbursement Policy, effective January 1, 2022, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 21, 2021

10.10*+
Key Employee Severance Policy, re-adopted effective November 20, 2020, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2021

Exhibit Number	Description

10.11+	Key Employee Severance Policy, re-adopted effective November 19, 2021

10.12*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on January 25, 2019, effective as of January 1, 2019, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 8, 2019

10.13*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 15, 2019, effective as of January 1, 2020, incorporated by reference to Exhibit 10.1 of our current Report on Form 8-K (Commission File No. 000-51404) filed on January 28, 2020

10.14*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on December 16, 2020, effective as of January 1, 2021, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 27, 2021

10.15*+	Severance Pay Plan, re-adopted effective November 20, 2020, incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2021

10.16+	Severance Pay Plan, re-adopted effective November 19, 2021

24	Power of Attorney - Annual Report on Form 10-K for Fiscal 2021, dated January 21, 2022

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 10, 2022
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 10, 2022
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 10, 2022
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ DAN L. MOORE*	Chair of the board of directors	March 10, 2022
Dan L. Moore

/s/ KAREN F. GREGERSON*	Vice Chair of the board of directors	March 10, 2022
Karen F. Gregerson

/s/ BRIAN D.J. BOIKE*	Director	March 10, 2022
Brian D.J. Boike

/s/ MICHAEL E. BOSWAY*	Director	March 10, 2022
Michael E. Bosway

/s/ CLIFFORD M. CLARKE*	Director	March 10, 2022
Clifford M. Clarke

/s/ LISA D. COOK*	Director	March 10, 2022
Lisa D. Cook

/s/ CHARLOTTE C. DECKER*	Director	March 10, 2022
Charlotte C. Decker

/s/ ROBERT M. FISHER*	Director	March 10, 2022
Robert M. Fisher

Signature	Title	Date

/s/ PERRY G. HINES*	Director	March 10, 2022
Perry G. Hines

/s/ JEFFREY G. JACKSON*	Director	March 10, 2022
Jeffrey G. Jackson

/s/ ROBERT D. LONG*	Director	March 10, 2022
Robert D. Long

/s/ MICHAEL J. MANICA*	Director	March 10, 2022
Michael J. Manica

/s/ LARRY W. MYERS*	Director	March 10, 2022
Larry W. Myers

/s/ CHRISTINE COADY NARAYANAN*	Director	March 10, 2022
Christine Coady Narayanan

/s/ SHERRI L. REAGIN*	Director	March 10, 2022
Sherri L. Reagin

/s/ TODD E. SEARS*	Director	March 10, 2022
Todd E. Sears

/s/ LARRY A. SWANK*	Director	March 10, 2022
Larry A. Swank

* By:	/s/ K. LOWELL SHORT, JR.
K. Lowell Short, Jr., Attorney-In-Fact