Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Indianapolis
filed 2022-05-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2022
Class A Stock, par value $100	—
Class B Stock, par value $100	21,842,468

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2022	December 31, 2021
Assets:
Cash and due from banks	$225,842	$867,880
Interest-bearing deposits (Note 3)	100,041	100,041
Securities purchased under agreements to resell (Note 3)	7,600,000	3,500,000
Federal funds sold (Note 3)	1,640,000	2,580,000
Trading securities (Note 3)	4,752,822	3,946,799
Available-for-sale securities (Note 3) (amortized cost of $9,802,299 and $9,007,993)	9,879,778	9,159,935
Held-to-maturity securities (Note 3) (estimated fair values of $4,028,452 and $4,322,157)	4,052,556	4,313,773
Advances (Note 4)	26,588,461	27,497,835
Mortgage loans held for portfolio, net (Note 5)	7,701,904	7,616,134
Accrued interest receivable	80,400	80,758
Derivative assets, net (Note 6)	270,997	220,202
Other assets	122,413	121,246

Total assets	$63,015,214	$60,004,603

Liabilities:
Deposits	$1,237,131	$1,366,397
Consolidated obligations (Note 7):
Discount notes	18,173,383	12,116,358
Bonds	39,632,188	42,361,572
Total consolidated obligations, net	57,805,571	54,477,930
Accrued interest payable	88,889	88,068
Affordable Housing Program payable (Note 8)	31,937	31,049
Derivative liabilities, net (Note 6)	6,645	12,185
Mandatorily redeemable capital stock (Note 9)	45,591	50,422
Other liabilities	426,180	422,221

Total liabilities	59,641,944	56,448,272

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 21,215,410 and 22,462,009, respectively	2,121,541	2,246,201
Retained earnings:
Unrestricted	899,750	889,869
Restricted	292,924	287,203
Total retained earnings	1,192,674	1,177,072
Total accumulated other comprehensive income (Note 10)	59,055	133,058

Total capital	3,373,270	3,556,331

Total liabilities and capital	$63,015,214	$60,004,603
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Interest Income:
Advances	$35,041	$36,109
Interest-bearing deposits	290	156
Securities purchased under agreements to resell	905	437
Federal funds sold	842	803
Trading securities	5,445	16,170
Available-for-sale securities	22,445	29,836
Held-to-maturity securities	7,511	9,864
Mortgage loans held for portfolio	47,801	40,282
Total interest income	120,280	133,657

Interest Expense:
Consolidated obligation discount notes	3,653	4,199
Consolidated obligation bonds	51,699	53,796
Deposits	99	37
Mandatorily redeemable capital stock	245	1,104
Total interest expense	55,696	59,136

Net interest income	64,584	74,521
Provision for (reversal of) credit losses	(22)	88

Net interest income after provision for credit losses	64,606	74,433

Other Income:
Net gains (losses) on trading securities	(24,195)	(13,628)
Net gains (losses) on derivatives	19,994	(838)
Other, net	(3,201)	1,490
Total other income (loss)	(7,402)	(12,976)

Other Expenses:
Compensation and benefits	12,956	15,758
Other operating expenses	7,094	7,271
Federal Housing Finance Agency	1,916	1,473
Office of Finance	1,417	1,997
Other	2,011	1,631
Total other expenses	25,394	28,130

Income before assessments	31,810	33,327

Affordable Housing Program assessments	3,205	3,443

Net income	$28,605	$29,884
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$28,605	$29,884

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(74,463)	73,529

Pension benefits, net	460	996

Total other comprehensive income (loss)	(74,003)	74,525

Total comprehensive income (loss)	$(45,398)	$104,409

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2022 and 2021
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income			22,884	5,721	28,605	(74,003)	(45,398)

Proceeds from issuance of capital stock	372	37,225					37,225

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.31% annualized)			(13,003)	—	(13,003)		(13,003)

Balance, March 31, 2022	21,215	$2,121,541	$899,750	$292,924	$1,192,674	$59,055	$3,373,270

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			23,907	5,977	29,884	74,525	104,409

Proceeds from issuance of capital stock	66	6,622					6,622

Cash dividends on capital stock (2.50% annualized)			(13,957)	—	(13,957)		(13,957)

Balance, March 31, 2021	22,142	$2,214,192	$878,854	$274,403	$1,153,257	$179,927	$3,547,376

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$28,605	$29,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	22,324	24,431
Changes in net derivative and hedging activities	460,458	152,082
Provision for (reversal of) credit losses	(22)	88
Net losses on trading securities	24,195	13,628
Changes in:
Accrued interest receivable	171	14,518
Other assets	(3,125)	(5,470)
Accrued interest payable	833	(3,551)
Other liabilities	25,795	13,979
Total adjustments, net	530,629	209,705

Net cash provided by operating activities	559,234	239,589

Investing Activities:
Net change in:
Interest-bearing deposits	(636,378)	379,297
Securities purchased under agreements to resell	(4,100,000)	(2,000,000)
Federal funds sold	940,000	(1,615,000)
Trading securities:
Proceeds from maturities	1,100,000	500,000
Purchases	(1,930,219)	(950,175)
Available-for-sale securities:
Proceeds from maturities and paydowns	366,760	343,500
Purchases	(1,654,878)	(60,290)
Held-to-maturity securities:
Proceeds from maturities and paydowns	312,678	290,207
Purchases	(51,312)	(215,269)
Advances:
Principal repayments	24,653,003	67,477,320
Disbursements to members	(24,118,758)	(66,175,807)
Mortgage loans held for portfolio:
Principal collections	340,010	1,034,979
Purchases from members	(460,320)	(610,090)
Purchases of premises, software, and equipment	(571)	(1,171)
Loans to other Federal Home Loan Banks:
Principal repayments	10,000	10,000
Disbursements	(10,000)	(10,000)

Net cash used in investing activities	(5,239,985)	(1,602,499)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Financing Activities:
Net change in deposits	(47,339)	475,555
Net proceeds (payments) on derivative contracts with financing elements	(776)	(4,498)
Net proceeds from issuance of consolidated obligations:
Discount notes	111,826,875	49,078,395
Bonds	7,327,205	11,425,764
Payments for matured and retired consolidated obligations:
Discount notes	(105,771,958)	(48,118,416)
Bonds	(9,152,800)	(11,836,850)
Proceeds from issuance of capital stock	37,225	6,622
Payments for redemption/repurchase of capital stock	(161,885)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(4,831)	(18,073)
Dividend payments on capital stock	(13,003)	(13,957)

Net cash provided by financing activities	4,038,713	994,542

Net increase (decrease) in cash and due from banks	(642,038)	(368,368)

Cash and due from banks at beginning of period	867,880	1,811,544

Cash and due from banks at end of period	$225,842	$1,443,176

Supplemental Disclosures:
Cash activities:
Interest payments	$56,957	$84,094
Affordable Housing Program payments	2,317	2,155
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	23,048
Capitalized interest on certain held-to-maturity securities	460	78

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 1 - Summary of Significant Accounting Policies

Unless the context otherwise requires, the terms "Bank", "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management. We use acronyms and terms throughout these Notes to Financial Statements that are defined in the Defined Terms.

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2021 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2021 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2021 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2022.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Issued Accounting Guidance.

Fair-Value Hedging - Portfolio Layer Method (ASU 2022-01). On March 28, 2022, the FASB issued guidance expanding the existing last-of-layer fair-value hedging method by allowing entities to hedge multiple layers of a single closed portfolio of prepayable financial assets rather than a single (or last) layer only. To reflect the change, the last-of-layer method was renamed the portfolio layer method.

The guidance is effective for the interim and annual periods beginning on January 1, 2023, although early adoption is permitted. We are in process of evaluating the potential benefits of this guidance on our future financial condition, results of operations, and cash flows.

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02). On March 31, 2022, the FASB issued guidance eliminating the accounting guidance for TDRs by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Additionally, the guidance requires disclosure of current-period gross write-offs by year of origination.

The guidance is effective for the interim and annual periods beginning on January 1, 2023, although early adoption is permitted. The transition method related to the recognition and measurement of TDRs can be applied using a modified retrospective transition method, while all other amendments are to be applied prospectively. We are in process of evaluating this guidance and its potential effect on our financial statement disclosures.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At March 31, 2022 and December 31, 2021, none of these investments were with counterparties rated below single-A and none were with unrated counterparties. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Allowance for Credit Losses. At March 31, 2022 and December 31, 2021, we did not record an allowance for credit losses on any of our short-term investments.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2022	December 31, 2021
U.S. Treasury obligations	$4,752,822	$3,946,799
Total trading securities at estimated fair value	$4,752,822	$3,946,799

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2022	2021
Net gains (losses) on trading securities held at period end	$(22,549)	$(12,144)
Net gains (losses) on trading securities that matured/sold during the period	(1,646)	(1,484)
Net gains (losses) on trading securities	$(24,195)	$(13,628)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2022	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$1,483,150	$—	$(2,521)	$1,480,629
GSE and TVA debentures	2,209,080	30,727	—	2,239,807
GSE multifamily MBS	6,110,069	62,352	(13,079)	6,159,342
Total AFS securities	$9,802,299	$93,079	$(15,600)	$9,879,778

December 31, 2021
GSE and TVA debentures	$2,651,571	$45,557	$(12)	$2,697,116
GSE multifamily MBS	6,356,422	109,956	(3,559)	6,462,819
Total AFS securities	$9,007,993	$155,513	$(3,571)	$9,159,935

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Includes at March 31, 2022 and December 31, 2021 unamortized discounts totaling $69,452 and unamortized premiums totaling $14,344, respectively. The applicable fair value hedging basis adjustments at March 31, 2022 and December 31, 2021 totaled losses of $288,111 and gains of $206,199, respectively. Excludes accrued interest receivable at March 31, 2022 and December 31, 2021 of $28,196 and $32,127, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,480,629	$(2,521)	$—	$—	$1,480,629	$(2,521)
GSE multifamily MBS	1,131,768	(13,079)	—	—	1,131,768	(13,079)
Total impaired AFS securities	$2,612,397	$(15,600)	$—	$—	$2,612,397	$(15,600)

December 31, 2021
GSE and TVA debentures	$250,145	$(12)	$—	$—	$250,145	$(12)
GSE multifamily MBS	384,015	(3,559)	—	—	384,015	(3,559)
Total impaired AFS securities	$634,160	$(3,571)	$—	$—	$634,160	$(3,571)
Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$280,160	$280,582	$581,801	$582,240
Due after 1 through 5 years	1,675,433	1,700,794	1,494,109	1,523,600
Due after 5 through 10 years	1,736,637	1,739,060	575,661	591,276
Total non-MBS	3,692,230	3,720,436	2,651,571	2,697,116
Total MBS	6,110,069	6,159,342	6,356,422	6,462,819
Total AFS securities	$9,802,299	$9,879,778	$9,007,993	$9,159,935

Allowance for Credit Losses. At March 31, 2022 and December 31, 2021, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At March 31, 2022 and December 31, 2021, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
March 31, 2022	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,544,639	$2,765	$(19,083)	$2,528,321
GSE single-family	765,353	6,377	(13,994)	757,736
GSE multifamily	742,564	290	(459)	742,395
Total HTM securities	$4,052,556	$9,432	$(33,536)	$4,028,452

December 31, 2021
MBS:
Other U.S. obligations - guaranteed single-family	$2,626,143	$7,384	$(9,238)	$2,624,289
GSE single-family	815,924	14,424	(4,773)	825,575
GSE multifamily	871,706	779	(192)	872,293
Total HTM securities	$4,313,773	$22,587	$(14,203)	$4,322,157

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at March 31, 2022 and December 31, 2021 totaled $30,373 and $28,440, respectively.

Allowance for Credit Losses. At March 31, 2022 and December 31, 2021, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At March 31, 2022 and December 31, 2021, we did not record an allowance for credit losses on any of our HTM securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	March 31, 2022		December 31, 2021
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$8,074,521	0.75	$7,863,703	0.59
Due after 1 through 2 years	2,785,573	2.07	2,684,996	2.02
Due after 2 through 3 years	3,257,497	1.41	3,536,759	1.35
Due after 3 through 4 years	2,929,579	1.34	2,931,260	1.29
Due after 4 through 5 years	1,480,636	1.38	1,908,432	1.34
Thereafter	8,247,557	0.88	8,384,458	0.82
Total advances, par value	26,775,363	1.11	27,309,608	1.03
Fair-value hedging basis adjustments, net	(195,472)		179,115
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	8,570		9,112
Total advances (1)	$26,588,461		$27,497,835

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at March 31, 2022 and December 31, 2021 of $13,658 and $13,075, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Due in 1 year or less	$12,787,935	$12,547,866	$13,614,346	$13,452,703
Due after 1 through 2 years	2,583,973	2,578,396	2,765,853	3,090,101
Due after 2 through 3 years	1,902,997	2,127,759	3,673,897	3,636,259
Due after 3 through 4 years	1,946,429	1,997,060	2,929,579	3,007,160
Due after 4 through 5 years	1,145,961	1,530,307	1,157,536	1,485,332
Thereafter	6,408,068	6,528,220	2,634,152	2,638,053
Total advances, par value	$26,775,363	$27,309,608	$26,775,363	$27,309,608

Advance Concentrations. At March 31, 2022 and December 31, 2021, our top five borrowers held 43% of total advances outstanding at par.

Allowance for Credit Losses. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	March 31, 2022	December 31, 2021
Fixed-rate long-term mortgages	$6,555,478	$6,417,543
Fixed-rate medium-term (1) mortgages	970,851	1,016,851
Total mortgage loans held for portfolio, UPB	7,526,329	7,434,394
Unamortized premiums	179,876	181,172
Unamortized discounts	(2,766)	(2,389)
Hedging basis adjustments, net	(1,335)	3,157
Total mortgage loans held for portfolio	7,702,104	7,616,334
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,701,904	$7,616,134

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at March 31, 2022 and December 31, 2021 of $28,540 and $27,977, respectively.

Type	March 31, 2022	December 31, 2021
Conventional	$7,357,543	$7,254,056
Government-guaranteed or -insured	168,786	180,338
Total mortgage loans held for portfolio, UPB	$7,526,329	$7,434,394

Credit Quality Indicators for Conventional Mortgage Loans and Other Delinquency Statistics. The tables below present the key credit quality indicators and other delinquency statistics for our mortgage loans held for portfolio aggregated by (i) the most recent five origination years and (ii) all other prior origination years. Amounts are based on amortized cost, which excludes accrued interest receivable.

	Origination Year
Payment Status as of March 31, 2022	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$20,959	$16,758	$37,717
60-89 days	3,769	660	4,429
90 days or more	19,163	3,190	22,353
Total past due	43,891	20,608	64,499
Total current	2,739,375	4,727,522	7,466,897
Total conventional mortgage loans, amortized cost	$2,783,266	$4,748,130	$7,531,396

	Origination Year
Payment Status as of December 31, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,968	$12,662	$29,630
60-89 days	4,175	1,767	5,942
90 days or more	18,599	11,206	29,805
Total past due	39,742	25,635	65,377
Total current	2,447,420	4,921,101	7,368,521
Total conventional mortgage loans, amortized cost	$2,487,162	$4,946,736	$7,433,898

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of March 31, 2022	Conventional	Government	Total
In process of foreclosure (1)	$2,659	$—	$2,659
Serious delinquency rate (2)	0.30%	1.49%	0.32%
Past due 90 days or more still accruing interest (3)	$14,551	$2,305	$16,856
On non-accrual status (4)	$16,166	$—	$16,166

Other Delinquency Statistics as of December 31, 2021
In process of foreclosure (1)	$1,999	$—	$1,999
Serious delinquency rate (2)	0.40%	0.86%	0.41%
Past due 90 days or more still accruing interest (3)	$15,725	$1,364	$17,089
On non-accrual status (4)	$23,487	$—	$23,487

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
(4)    As of March 31, 2022 and December 31, 2021, $6,250 and $11,701, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended March 31,
Rollforward of Allowance	2022	2021
Balance, beginning of period	$200	$350
Charge-offs	—	(92)
Recoveries	22	4
Provision for (reversal of) credit losses	(22)	88
Balance, end of period	$200	$350

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2022.

Cleared Derivatives. The clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At March 31, 2022, we were not required by our clearing agents to post any additional margin.

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

	March 31, 2022			December 31, 2021
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$52,555,489	$341,620	$1,151,590	$46,395,451	$105,446	$413,324
Total derivatives designated as hedging instruments	52,555,489	341,620	1,151,590	46,395,451	105,446	413,324
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	10,660,000	2,991	244	8,595,000	357	148
Interest-rate caps/floors	625,500	1,250	—	625,500	1,077	—
Interest-rate forwards	93,100	2,129	5	98,200	1	199
MDCs	86,668	56	1,264	96,424	45	105
Total derivatives not designated as hedging instruments	11,465,268	6,426	1,513	9,415,124	1,480	452
Total derivatives before adjustments	$64,020,757	348,046	1,153,103	$55,810,575	106,926	413,776
Netting adjustments and cash collateral (1)		(77,049)	(1,146,458)		113,276	(401,591)
Total derivatives, net		$270,997	$6,645		$220,202	$12,185

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2022 and December 31, 2021, including accrued interest, totaled $1,152,241 and $515,761, respectively. Cash collateral received from counterparties and held at both March 31, 2022 and December 31, 2021, including accrued interest, totaled $82,831 and $894, respectively. At March 31, 2022 and December 31, 2021, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$342,132	$1,132,565	$105,667	$411,886
Cleared	3,729	19,269	1,213	1,586
Total gross recognized amount	345,861	1,151,834	106,880	413,472
Gross amounts of netting adjustments and cash collateral
Uncleared	(324,577)	(1,127,189)	(105,417)	(400,005)
Cleared	247,528	(19,269)	218,693	(1,586)
Total gross amounts of netting adjustments and cash collateral	(77,049)	(1,146,458)	113,276	(401,591)
Net amounts after netting adjustments and cash collateral
Uncleared	17,555	5,376	250	11,881
Cleared	251,257	—	219,906	—
Total net amounts after netting adjustments and cash collateral	268,812	5,376	220,156	11,881
Derivative instruments not meeting netting requirements (1)	2,185	1,269	46	304
Total derivatives, at estimated fair value	$270,997	$6,645	$220,202	$12,185

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

Three Months Ended March 31, 2022	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(40,154)	$(22,465)	$51,389	$(11,230)
Net gains (losses) on derivatives (2)	356,634	177,730	(899,714)	(365,350)
Net gains (losses) on hedged items (3)	(352,904)	(191,489)	895,059	350,666
Net impact on net interest income	$(36,424)	$(36,224)	$46,734	$(25,914)

Total interest income (expense) recorded in the Statement of Income (4)	$35,041	$22,445	$(51,699)	$5,787

Three Months Ended March 31, 2021
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(45,719)	$(32,453)	$12,226	$(65,946)
Net gains (losses) on derivatives (2)	246,882	321,941	(118,193)	450,630
Net gains (losses) on hedged items (3)	(243,525)	(316,514)	123,415	(436,624)
Net impact on net interest income	$(42,362)	$(27,026)	$17,448	$(51,940)

Total interest income (expense) recorded in the Statement of Income (4)	$36,109	$29,836	$(53,796)	$12,149

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes for the three months ended March 31, 2022 and 2021, increases (decreases) in estimated fair value totaling $(365,302) and $450,588, respectively, and price alignment interest of $(48) and $42, respectively.
(3)    Includes for the three months ended March 31, 2022 and 2021, increases (decreases) in estimated fair value totaling $367,348 and $(432,000), respectively, and amortization of net losses on active and discontinued fair-value hedging relationships of $(16,682) and $(4,624), respectively.
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2022	2021
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$22,050	$4,111
Interest-rate caps/floors	173	132
Interest-rate forwards	5,258	4,156
Net interest settlements (1)	(2,018)	(4,953)
MDCs	(5,469)	(4,284)
Net gains (losses) on derivatives in other income	$19,994	$(838)

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

March 31, 2022	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$17,166,346	$9,802,299	$24,242,856

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(195,987)	$(662,222)	$(1,142,758)
For discontinued fair-value hedging relationships	515	374,111	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(195,472)	$(288,111)	$(1,142,758)

December 31, 2021
Amortized cost of hedged items (1)	$17,374,515	$9,007,993	$20,902,714

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$178,543	$(184,724)	$(247,699)
For discontinued fair-value hedging relationships	572	390,923	—
Total cumulative fair-value hedging basis adjustments on hedged items	$179,115	$206,199	$(247,699)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at March 31, 2022 and December 31, 2021 totaled $699.5 billion and $652.9 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2022	December 31, 2021
Book value	$18,173,383	$12,116,358
Par value	18,178,364	12,117,846

Weighted average effective interest rate	0.20%	0.05%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2022		December 31, 2021
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$10,574,435	0.66	$14,357,350	0.29
Due after 1 through 2 years	1,774,125	1.26	2,965,510	1.02
Due after 2 through 3 years	9,532,750	0.96	5,797,550	0.76
Due after 3 through 4 years	4,657,800	0.91	3,947,300	0.83
Due after 4 through 5 years	5,560,540	1.41	6,587,600	1.14
Thereafter	8,624,820	2.16	8,894,940	2.09
Total CO bonds, par value	40,724,470	1.21	42,550,250	0.96
Unamortized premiums	68,520		77,035
Unamortized discounts	(11,023)		(11,268)
Unamortized concessions	(7,021)		(6,746)
Fair-value hedging basis adjustments, net	(1,142,758)		(247,699)
Total CO bonds	$39,632,188		$42,361,572
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2022	December 31, 2021
Non-callable / non-putable	$14,195,970	$20,346,750
Callable	26,528,500	22,203,500
Total CO bonds, par value	$40,724,470	$42,550,250

Year of Contractual Maturity or Next Call Date	March 31, 2022	December 31, 2021
Due in 1 year or less	$35,733,935	$36,028,850
Due after 1 through 2 years	1,438,125	3,122,510
Due after 2 through 3 years	571,750	586,550
Due after 3 through 4 years	747,800	577,300
Due after 4 through 5 years	402,040	415,100
Thereafter	1,830,820	1,819,940
Total CO bonds, par value	$40,724,470	$42,550,250

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2022	December 31, 2021
Fixed-rate	$33,452,470	$36,717,750
Step-up	1,883,500	898,500
Simple variable-rate	5,388,500	4,934,000
Total CO bonds, par value	$40,724,470	$42,550,250

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2022	2021
Liability at beginning of period	$31,049	$34,402
Assessment (expense)	3,205	3,443
Subsidy usage, net (1)	(2,317)	(2,155)
Liability at end of period	$31,937	$35,690

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital Stock Outstanding	March 31, 2022	December 31, 2021
Class B-1	$821,860	$931,517
Class B-2	1,299,681	1,314,684
Total Class B	$2,121,541	$2,246,201

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2022	2021
Liability at beginning of period	$50,422	$250,768
Redemptions/repurchases	(4,831)	(18,073)
Liability at end of period	$45,591	$232,695

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the 5-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2022	December 31, 2021
Past contractual redemption date (1)	$568	$577
Year 1 (2)	11,835	11,835
Year 2	1,331	471
Year 3	9,004	9,873
Year 4	19,179	23,218
Year 5	3,674	4,448
Total MRCS	$45,591	$50,422

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at March 31, 2022 and December 31, 2021 includes $11,835 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended March 31,
MRCS Distributions	2022	2021
Recorded as interest expense	$245	$1,104
Recorded as distributions from retained earnings	—	83
Total	$245	$1,187

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2021 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency's capital requirements at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,148,940	$3,359,806	$1,091,337	$3,473,695

Total regulatory capital	$2,520,609	$3,359,806	$2,400,184	$3,473,695
Total regulatory capital-to-assets ratio	4.00%	5.33%	4.00%	5.79%

Leverage capital	$3,150,761	$5,039,709	$3,000,230	$5,210,543
Leverage ratio	5.00%	8.00%	5.00%	8.69%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(74,463)	—	(74,463)
Reclassifications from OCI to net income:
Pension benefits, net	—	460	460
Total other comprehensive income (loss)	(74,463)	460	(74,003)

Balance, March 31, 2022	$77,479	$(18,424)	$59,055

Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains (losses)	73,529	—	73,529
Reclassifications from OCI to net income:
Pension benefits, net	—	996	996
Total other comprehensive income	73,529	996	74,525

Balance, March 31, 2021	$210,450	$(30,523)	$179,927

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$52,674	$11,910	$64,584	$74,185	$336	$74,521
Provision for (reversal of) credit losses	—	(22)	(22)	—	88	88
Other income (loss)	(7,210)	(192)	(7,402)	(12,877)	(99)	(12,976)
Other expenses	21,766	3,628	25,394	24,118	4,012	28,130
Income (loss) before assessments	23,698	8,112	31,810	37,190	(3,863)	33,327
Affordable Housing Program assessments (credits)	2,394	811	3,205	3,829	(386)	3,443
Net income (loss)	$21,304	$7,301	$28,605	$33,361	$(3,477)	$29,884

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
March 31, 2022	$55,313,310	$7,701,904	$63,015,214
December 31, 2021	52,388,469	7,616,134	60,004,603

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

	March 31, 2022
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$225,842	$225,842	$225,842	$—	$—	$—
Interest-bearing deposits	100,041	100,041	100,000	41	—	—
Securities purchased under agreements to resell	7,600,000	7,600,000	—	7,600,000	—	—
Federal funds sold	1,640,000	1,640,000	—	1,640,000	—	—
Trading securities	4,752,822	4,752,822	—	4,752,822	—	—
AFS securities	9,879,778	9,879,778	—	9,879,778	—	—
HTM securities	4,052,556	4,028,452	—	4,028,452	—	—
Advances	26,588,461	26,452,108	—	26,452,108	—	—
Mortgage loans held for portfolio, net	7,701,904	7,506,375	—	7,488,897	17,478	—
Accrued interest receivable	80,400	80,400	—	80,400	—	—
Derivative assets, net	270,997	270,997	—	348,046	—	(77,049)
Grantor trust assets (2)	58,322	58,322	58,322	—	—	—

Liabilities:
Deposits	1,237,131	1,237,131	—	1,237,131	—	—
Consolidated obligations:
Discount notes	18,173,383	18,168,642	—	18,168,642	—	—
Bonds	39,632,188	39,331,968	—	39,331,968	—	—
Accrued interest payable	88,889	88,889	—	88,889	—	—
Derivative liabilities, net	6,645	6,645	—	1,153,103	—	(1,146,458)
MRCS	45,591	45,591	45,591	—	—	—
Other liabilities	10,000	10,000	—	10,000	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 16 - Estimated Fair Values in our 2021 Form 10-K. No significant changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

					Netting
March 31, 2022	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$4,752,822	$—	$4,752,822	$—	$—
Total trading securities	4,752,822	—	4,752,822	—	—
AFS securities:
U.S. Treasury securities	1,480,629	—	1,480,629	—	—
GSE and TVA debentures	2,239,807	—	2,239,807	—	—
GSE multifamily MBS	6,159,342	—	6,159,342	—	—
Total AFS securities	9,879,778	—	9,879,778	—	—
Derivative assets:
Interest-rate related	270,941	—	347,990	—	(77,049)
MDCs	56	—	56	—	—
Total derivative assets, net	270,997	—	348,046	—	(77,049)
Other assets:
Grantor trust assets	58,322	58,322	—	—	—
Total assets at recurring estimated fair value	$14,961,919	$58,322	$14,980,646	$—	$(77,049)

Derivative liabilities:
Interest-rate related	$5,381	$—	$1,151,839	$—	$(1,146,458)
MDCs	1,264	—	1,264	—	—
Total derivative liabilities, net	6,645	—	1,153,103	—	(1,146,458)
Total liabilities at recurring estimated fair value	$6,645	$—	$1,153,103	$—	$(1,146,458)

Mortgage loans held for portfolio (2)	$1,059	$—	$—	$1,059	$—
Total assets at non-recurring estimated fair value	$1,059	$—	$—	$1,059	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury securities	$3,946,799	$—	$3,946,799	$—	$—
Total trading securities	3,946,799	—	3,946,799	—	—
AFS securities:
GSE and TVA debentures	2,697,116	—	2,697,116	—	—
GSE MBS	6,462,819	—	6,462,819	—	—
Total AFS securities	9,159,935	—	9,159,935	—	—
Derivative assets:
Interest-rate related	220,157	—	106,881	—	113,276
MDCs	45	—	45	—	—
Total derivative assets, net	220,202	—	106,926	—	113,276
Other assets:
Grantor trust assets	62,640	62,640	—	—	—
Total assets at recurring estimated fair value	$13,389,576	$62,640	$13,213,660	$—	$113,276

Derivative liabilities:
Interest-rate related	$12,080	$—	$413,671	$—	$(401,591)
MDCs	105	—	105	—	—
Total derivative liabilities, net	12,185	—	413,776	—	(401,591)
Total liabilities at recurring estimated fair value	$12,185	$—	$413,776	$—	$(401,591)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the most recent fair-value adjustment was recorded.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2022
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$49,567	$414,902	$464,469
Unused lines of credit (1)	876,080	—	876,080
Commitments to fund additional advances (2)	38,000	—	38,000
Commitments to fund or purchase mortgage loans, net (3)	86,668	—	86,668
Unsettled CO bonds, at par	555,000	—	555,000

(1)    Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to six months.
(3)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. At March 31, 2022 and December 31, 2021, we had pledged cash collateral of $1,152,117 and $515,740, respectively, to counterparties and clearing agents. At March 31, 2022 and December 31, 2021, we had not pledged any securities as collateral.

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

Note 14 - Related Party and Other Transactions

Transactions with Directors Financial Institutions. The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2022	2021
Net capital stock issuances (redemptions and repurchases)	$(50,420)	$—
Net advances (repayments)	(1,800,285)	(1,049,277)
Mortgage loan purchases	8,722	12,877

The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2022		December 31, 2021
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$377,624	17%	$440,949	19%
Advances	1,916,176	7%	3,854,856	14%

The composition of directors' financial institutions changed effective January 1, 2022, due to changes in board membership resulting from the 2021 director election.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. There were no loans to or borrowings from other FHLBanks that remained outstanding at March 31, 2022 or December 31, 2021.

DEFINED TERMS

2005 SERP: Federal Home Loan Bank of Indianapolis 2005 Supplemental Executive Retirement Plan, as amended and restated
advance: Secured loan to members, former members or Housing Associates
AFS: Available-for-Sale
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
UPB: Unpaid Principal Balance
VaR: Value at Risk
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2021 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Business Environment. The Bank’s financial performance is influenced by several key economic and market factors, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. U.S. real gross domestic product ("GDP") decreased at an annual rate of 1.4% in the first quarter of 2022, according to the advance estimate reported by the Bureau of Economic Analysis (BEA), a sharp reversal compared to an increased annual rate of 6.9% in the fourth quarter of 2021, as revised by the BEA. The first quarter was the weakest since the spring of 2020, when the COVID-19 pandemic and related shutdowns drove the U.S. economy into a deep-albeit short-recession. The drop stemmed primarily from a widening trade deficit. Imports to the U.S. surged and exports fell, dynamics reflecting pandemic-related supply-chain constraints. A slower pace of inventory investment by businesses in the first quarter-compared with a rapid buildup of inventories at the end of last year-also pushed growth down. However, household spending remained strong.

The labor market is very tight and a key source of economic strength currently. Jobless claims-a proxy for layoffs-have been near historic lows as employers clung to employees amid a shortage of available workers. In April 2022, the Bureau of Labor Statistics reported that the U.S. unemployment rate was 3.6% in March 2022, down from 3.9% in December 2021. High inflation, though, is cutting into households' purchasing power. Consumer prices rose 8.5% in March from a year earlier, a four-decade high.

In late February 2022, Russia invaded Ukraine, which led to increased price volatility across financial markets. The implications for the U.S. economy remain uncertain, but in the near term the invasion and related events (including sanctions) will likely create additional upward pressure on inflation and weigh on economic activity.

Conditions in U.S. Housing Markets. Conditions in the U.S. housing markets primarily affect the Bank through the creation of demand for, and yield on, advances and mortgage loans, as well as the yield on investments in MBS. Existing-home sales decreased in March 2022, marking two consecutive months of declines, according to the National Association of Realtors. Year-over-year sales fell 4.5%. The housing market is starting to feel the impact of sharply rising mortgage rates and higher inflation. According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 4.17% in March. The average commitment rate across all of 2021 was 2.96%. Total housing inventory at the end of March was down 9.5% from one year ago. The median existing home price for all housing types in March was up 15.0% from March 2021. This marks 121 consecutive months of year-over-year increases, the longest-running streak on record. Home prices have consistently moved upward as supply remains tight. With sustained price appreciation and higher mortgage rates, affordability worsened in the first quarter.

U.S. housing starts unexpectedly rose in March 2022 to the fastest rate since 2006. The jump was fueled by faster construction of multifamily units. Single-family construction slowed, though still showed the second-fastest pace of construction since March 2021. The acceleration in home construction is the latest signal the market is on the mend. While the reading is somewhat volatile and the pace of construction could quickly reverse course, the increase hints builders are rushing to meet demand. Rising mortgage rates will almost surely slow the construction boom later in the year as contractors aim to keep the supply-demand balance in their favor. But the March building data suggests supply is bouncing back.

Interest Rate Levels and Volatility. At its meeting in January 2022, the FOMC maintained the federal funds target range, and signaled that it would continue the process of gradually tapering its purchases of Treasury securities and Agency MBS. However, in response to inflation concerns, the FOMC indicated that it expected to raise the target range for the federal funds rate beginning in March.

At its March 2022 meeting, the FOMC stated that indicators of economic activity and employment have continued to strengthen and it raised the target range of the federal funds rate from 0.25% to 0.50%, anticipating that ongoing increases in the target range will be appropriate. In addition, the FOMC expected to begin reducing its holdings of Treasury securities and Agency debt and Agency MBS at a coming meeting.

The following table presents certain key interest rates.

	Average for Three Months Ended		Period End
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Federal Funds Effective	0.12%	0.08%	0.33%	0.07%
SOFR	0.09%	0.04%	0.29%	0.05%
Overnight LIBOR	0.12%	0.08%	0.33%	0.06%
1-week OIS	0.15%	0.07%	0.34%	0.08%
3-month LIBOR	0.53%	0.20%	0.96%	0.21%
3-month U.S. Treasury yield	0.29%	0.04%	0.50%	0.04%
2-year U.S Treasury yield	1.45%	0.13%	2.34%	0.73%
10-year U.S. Treasury yield	1.95%	1.32%	2.34%	1.51%

The level and volatility of interest rates during the three months ended March 31, 2022 were affected by several factors, principally efforts by the Federal Reserve to raise interest rates and tighten monetary policy to combat high inflation.

At its May 4, 2022 meeting, the FOMC noted that inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures. To achieve its goals of maximum employment and inflation at the rate of 2 percent over the longer run, the FOMC decided to raise the target range for the federal funds rate to 0.75% to 1.0% and anticipates that ongoing increases in the target range will be appropriate. In addition, the FOMC decided to begin reducing its holdings of Treasury securities and Agency debt and Agency MBS on June 1, 2022.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2022 and 2021. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2022	2021	$ Change	% Change
Net interest income	$65	$74	$(9)	(13)%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	65	74	(9)	(13)%
Other income (loss)	(7)	(13)	6
Other expenses	26	28	(2)
Income before assessments	32	33	(1)	(5)%
AHP assessments	3	3	—
Net income	29	30	(1)	(4)%
Total other comprehensive income (loss)	(74)	74	(148)

Total comprehensive income (loss)	$(45)	$104	$(149)	(143)%

The decrease in net income for the three months ended March 31, 2022 compared to the corresponding period in the prior year was primarily due to lower net hedging gains on qualifying fair-value hedging relationships, substantially offset by lower amortization of mortgage purchase premiums resulting from lower prepayments.

The decrease in total OCI for the three months ended March 31, 2022 compared to the corresponding period in the prior year was substantially due to unrealized losses on AFS securities. However, our AFS securities remained in an unrealized gain position at March 31, 2022.

The return on average assets and return on average equity for the three months ended March 31, 2022 was 0.20% and 3.26%, respectively, compared to 0.18% and 3.40%, respectively, for the three months ended March 31, 2021.

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

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Three Months Ended March 31,
Reconciliation of Net Income	2022	2021
GAAP net income	$28.6	$29.9
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	(2.0)	(18.6)
Amortization/accretion of (gains) losses on active and discontinued fair-value hedging relationships (2)	16.8	5.4
Trading (gains) losses, net of economic hedging gains (losses) (3)	0.1	9.0
Net unrealized (gains) losses on other economic hedges	1.8	0.4
Interest expense on MRCS	0.2	1.1
Total adjustments	16.9	(2.7)

AHP assessments (credits) on adjustments	(1.6)	0.4

Adjusted net income (non-GAAP measure)	$43.9	$27.6

(1)     Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments on hedged items.
(3)     Includes both (i) unrealized (gains) losses on trading securities and (ii) realized (gains) losses on maturities of trading securities.

Adjusted net income for the three months ended March 31, 2022 was $43.9 million, an increase of $16.3 million compared to the corresponding quarter in the prior year. The increase was primarily due to lower accelerated amortization of mortgage purchase premiums, resulting from lower prepayments, and higher interest spreads, partially offset by lower earnings (excluding net gains) on trading securities.

Changes in Financial Condition for the Three Months Ended March 31, 2022. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2022	December 31, 2021	$ Change	% Change
Advances	$26,588	$27,498	$(910)	(3)%
Mortgage loans held for portfolio, net	7,702	7,616	86	1%
Cash and short-term investments (1)	9,566	7,048	2,518	36%
Investment securities and other assets (2)	19,159	17,843	1,316	7%
Total assets	$63,015	$60,005	$3,010	5%

Consolidated obligations	$57,805	$54,478	$3,327	6%
MRCS	46	50	(4)	(10)%
Other liabilities	1,791	1,921	(130)	(7)%
Total liabilities	59,642	56,449	3,193	6%

Capital stock	2,122	2,246	(124)	(6)%
Retained earnings (3)	1,192	1,177	15	1%
AOCI	59	133	(74)	(56)%
Total capital	3,373	3,556	(183)	(5)%

Total liabilities and capital	$63,015	$60,005	$3,010	5%

Total regulatory capital (4)	$3,360	$3,473	$(113)	(3)%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at March 31, 2022 and December 31, 2021 of $292 million and $287 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at March 31, 2022 were $63.0 billion, a net increase of $3.0 billion, or 5%, from December 31, 2021, driven primarily by a net increase in cash and short-term investments.

Advances outstanding at March 31, 2022, at carrying value, totaled $26.6 billion, a net decrease of $910 million, or 3%, from December 31, 2021. The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies decreased by 12% and increased by 10%, respectively.

Mortgage loans held for portfolio at March 31, 2022 totaled $7.7 billion, a net increase of $86 million, or 1%, from December 31, 2021, as the Bank's purchases exceeded principal repayments by borrowers.
The liquidity portfolio, which consists of cash and short-term investments as well as U.S. Treasury securities held for trading purposes, at March 31, 2022 totaled $14.3 billion, a net increase of $3.3 billion, or 30%, from December 31, 2021. Cash and short-term investments increased by $2.5 billion, or 36%, to $9.6 billion. U.S. Treasury securities, classified as trading securities, increased by $806 million, or 20%, to $4.7 billion. As a result, cash and short-term investments represented 67% of the liquidity portfolio at March 31, 2022, while U.S. Treasury securities represented 33%.

FHLBank Indianapolis' consolidated obligations outstanding at March 31, 2022 totaled $57.8 billion, a net increase of $3.3 billion, or 6%, from December 31, 2021, which reflected higher funding needs associated with the net increase in the Bank's total assets.

Total capital at March 31, 2022 was $3.4 billion, a net decrease of $183 million, or 5%, from December 31, 2021, primarily due to repurchases of capital stock.
The Bank's regulatory capital-to-assets ratio at March 31, 2022 was 5.33%, which exceeds all applicable regulatory capital requirements.

Analysis of Results of Operations for the Three Months Ended March 31, 2022 and 2021.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$6,046	$2	0.12%	$8,301	$1	0.06%
Investment securities (3)	16,986	35	0.84%	20,029	56	1.13%
Advances (4)	26,464	35	0.54%	29,627	36	0.49%
Mortgage loans held for portfolio (4) (5)	7,658	48	2.53%	8,282	40	1.97%
Other assets (interest-earning) (6)	810	—	0.15%	903	—	0.07%
Total interest-earning assets	57,964	120	0.84%	67,142	133	0.81%
Other assets (7)	881			916
Total assets	$58,845			$68,058

Liabilities and Capital:
Interest-bearing deposits	$1,347	—	0.03%	$1,511	—	0.01%
Discount notes	12,830	4	0.12%	18,773	4	0.09%
CO bonds (4)	40,430	51	0.52%	43,225	54	0.50%
MRCS	48	—	2.05%	243	1	1.85%
Total interest-bearing liabilities	54,655	55	0.41%	63,752	59	0.38%
Other liabilities	633			738
Total capital	3,557			3,568
Total liabilities and capital	$58,845			$68,058

Net interest income		$65			$74

Net spread on interest-earning assets less interest-bearing liabilities			0.43%			0.43%

Net interest margin (8)			0.45%			0.44%

Average interest-earning assets to interest-bearing liabilities	1.06			1.05

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

The decrease in net interest income for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to lower net hedging gains on qualifying fair-value hedging relationships as well as lower net interest income on trading securities, partially offset by lower amortization of mortgage purchase premium resulting from lower prepayments. Net interest income for the three months ended March 31, 2022 included net hedging gains of $2 million, compared to net hedging gains for the corresponding period in 2021 of $19 million.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended March 31, 2022 was 0.84%, an increase of 3 bps compared to the corresponding period in 2021. The yield on investment securities decreased due primarily to a lower average coupon on the trading securities and lower net hedging gains. The yield on mortgage loans held for portfolio increased due to lower amortization of purchase premium resulting from lower prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended March 31, 2022 was 0.41%, an increase of 3 bps due primarily to net hedging losses on our consolidated obligations. The net effect was no change in the overall net interest spread under GAAP compared to the corresponding period in 2021.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2022 decreased by 14% compared to the corresponding period in 2021. The average balances of advances and mortgage loans decreased by 11% and 8%, respectively, reflecting paydowns by our borrowers. The decrease in average interest-bearing liabilities reflected the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 2%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three months ended March 31, 2022 compared to the corresponding period in 2021 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2022	2021
Net unrealized gains (losses) on trading securities (1)	$(7)	$(16)
Net realized gains (losses) on trading securities (2)	(17)	3
Net gains (losses) on trading securities	(24)	(13)

Net gains (losses) on derivatives hedging trading securities	24	5
Net interest settlements on derivatives (3)	(2)	(5)
Net gains (losses) on other derivatives not designated as hedging instruments	(2)	(1)
Net gains (losses) on derivatives	20	(1)

Change in fair value of investments indirectly funding our SERP	(4)	1
Other, net	1	—

Total other income (loss)	$(7)	$(13)

(1)    Includes impact of purchase discount (premium) recorded through mark-to-market gains (losses), as well as the reversal of the cumulative unrealized gain (loss) on any maturities or sales. Excludes impact of associated derivatives.
(2)    Includes, at maturity, 100% of original discount (premium) as gain (loss). Excludes impact of associated derivatives.
(3)    Generally offsetting interest income on trading securities is included in interest income.

The decrease in total other loss for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to increases in the fair values of swaps hedging trading securities, partially offset by higher net losses on trading securities.

Net Gains (Losses) on Trading Securities. The following table presents the net impact of trading securities on income before assessments ($ amounts in millions).

	Three Months Ended March 31,
Earnings Components of Trading Securities	2022	2021
Net interest income (1)	$5	$15

Other income:
Net unrealized gains (losses)	(7)	(16)
Net realized gains (losses)	(17)	3
Net interest settlements on derivatives	(2)	(5)
Change in fair value of derivatives	24	4
Other income (loss), net	(2)	(14)

Net impact of trading securities on income before assessments	$3	$1

(1)    Includes an estimated allocation of interest expense.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2022	2021
Compensation and benefits	$13	$16
Other operating expenses	7	7
Finance Agency and Office of Finance	3	3
Other	3	2

Total other expenses	$26	$28

The net decrease in total other expenses for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to excise tax refunds received in the first quarter of 2022 and a decrease in post-retirement benefits resulting from changes in market conditions. However, the latter impact was fully offset by a corresponding change in fair value recorded in other income.

AHP Assessments. For the three months ended March 31, 2022, our AHP expense was $3 million. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2022 consisted primarily of net unrealized losses on AFS securities, compared to net unrealized gains on AFS securities for the corresponding period in 2021. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.
Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional	2022	2021
Net interest income	$53	$74
Provision for (reversal of) credit losses	—	—
Other income (loss)	(7)	(13)
Other expenses	22	24
Income before assessments	24	37
AHP assessments	2	3

Net income	$22	$34

The decrease in net income for the traditional segment for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to lower net hedging gains on qualifying fair-value hedging relationships.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2022	2021
Net interest income	$12	$—
Provision for (reversal of) credit losses	—	—
Other income (loss)	—	—
Other expenses	4	4
Income (loss) before assessments	8	(4)
AHP assessments (credits)	1	—

Net income (loss)	$7	$(4)

The increase in net income for the mortgage loans segment for the three months ended March 31, 2022 compared to the corresponding period in 2021 was primarily due to lower amortization of mortgage purchase premiums resulting from lower prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2022		December 31, 2021
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$26,588	42%	$27,498	46%
Mortgage loans held for portfolio, net	7,702	12%	7,616	13%
Cash and short-term investments	9,566	15%	7,048	12%
Trading securities	4,753	8%	3,947	7%
Other investment securities	13,933	22%	13,474	22%
Other assets (1)	473	1%	422	—%

Total assets	$63,015	100%	$60,005	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.
Total assets as of March 31, 2022 were $63.0 billion, a net increase of $3.0 billion, or 5%, compared to December 31, 2021, primarily driven by a net increase in cash and short-term investments. The mix of our assets at March 31, 2022 changed compared to December 31, 2021 in that advances as a percent of total assets declined from 46% to 42% while cash and short-term investments increased from 12% to 15%, reflecting primarily the paydowns of short-term advances and the availability of short-term investments at attractive interest rates relative to our cost of funds.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2022 at carrying value totaled $26.6 billion, a net decrease of $910 million, or 3%, compared to December 31, 2021. The unprecedented level of liquidity injected by the Federal Reserve, excess deposits held by our members, alternative sources of wholesale funds available to our members, continued consolidation in the financial services industry involving our members, and the impacts of governmental relief efforts in response to the COVID-19 pandemic continue to dampen overall demand for advances.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Advances to depository institutions, as a percent of total advances outstanding at par value, were 48% at March 31, 2022, while advances to insurance companies were 52%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2022		December 31, 2021
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$10,418	39%	$12,199	45%
Credit unions	2,167	8%	2,199	8%
Former members - depositories	224	1%	225	1%
Total depository institutions	12,809	48%	14,623	54%

Insurance companies:
Captive insurance companies (1)	263	1%	263	1%
Other insurance companies	13,698	51%	12,419	45%
Former members - other insurance companies	5	—%	5	—%
Total insurance companies	13,966	52%	12,687	46%

CDFIs	—	—%	—	—%

Total advances outstanding	$26,775	100%	$27,310	100%

(1)    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Membership Rule, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer are not required to be repaid prior to their various maturity dates through 2024.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2022		December 31, 2021
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$7,843	29%	$7,670	29%
Due after 1 through 5 years	5,086	19%	5,708	21%
Due after 5 through 15 years	743	3%	752	3%
Thereafter	2	—%	2	—%
Total	13,674	51%	14,132	53%

Callable or prepayable
Due in 1 year or less	2	—%	—	—%
Due after 1 through 5 years	—	—%	2	—%
Due after 5 through 15 years	5	—%	5	—%
Thereafter	—	—%	—	—%
Total	7	—%	7	—%

Putable
Due in 1 year or less	—	—%	—	—%
Due after 1 through 5 years	2,256	8%	2,289	8%
Due after 5 through 15 years	5,613	21%	5,747	21%
Thereafter	—	—%	—	—%
Total	7,869	29%	8,036	29%

Other (1)
Due in 1 year or less	49	—%	50	—%
Due after 1 through 5 years	65	—%	64	—%
Due after 5 through 15 years	34	—%	24	—%
Thereafter	16	—%	3	—%
Total	164	—%	141	—%

Total fixed-rate	21,714	80%	22,316	82%

Variable-rate:
Without call or put options
Due in 1 year or less	9	—%	18	—%
Due after 1 through 5 years	167	1%	167	1%
Due after 5 through 15 years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	176	1%	185	1%

Callable or prepayable
Due in 1 year or less	171	1%	126	—%
Due after 1 through 5 years	2,879	11%	2,831	10%
Due after 5 through 15 years	1,480	6%	1,297	5%
Thereafter	355	1%	555	2%
Total	4,885	19%	4,809	17%

Total variable-rate	5,061	20%	4,994	18%

Total advances	$26,775	100%	$27,310	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.

During the three months ended March 31, 2022, the par value of advances due in one year or less increased by 3%, while advances due after one year decreased by 4%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 30% at March 31, 2022, an increase from 29% at December 31, 2021. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at March 31, 2022, at carrying value, totaled $7.7 billion, a net increase of $86 million, or 1%, from December 31, 2021, as the Bank's purchases exceeded principal repayments by borrowers. For the three months ended March 31, 2022, purchases of mortgage loans under Advantage MPP totaled $460 million, while MPP and MPF program repayments totaled $340 million.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	March 31, 2022	December 31, 2021
Cash and short-term investments:
Cash and due from banks	$226	$868
Interest-bearing deposits	100	100
Securities purchased under agreements to resell	7,600	3,500
Federal funds sold	1,640	2,580
Total cash and short-term investments	9,566	7,048

Trading securities:
U.S. Treasury obligations	4,753	3,947
Total trading securities	4,753	3,947

Other investment securities:
AFS securities:
U.S. Treasury obligations	1,481	—
GSE and TVA debentures	2,240	2,697
GSE multifamily MBS	6,159	6,463
Total AFS securities	9,880	9,160

HTM securities:
Other U.S. obligations single-family MBS	2,545	2,626
GSE single-family MBS	765	816
GSE multifamily MBS	743	872
Total HTM securities	4,053	4,314

Total investment securities	18,686	17,421

Total cash and investments, carrying value	$28,252	$24,469

Cash and Short-Term Investments. Cash and short-term investments at March 31, 2022 totaled $9.6 billion, an increase of $2.5 billion, or 36%, from December 31, 2021. Cash and short-term investments as a percent of total assets at March 31, 2022 and December 31, 2021 totaled 15% and 12%, respectively. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions and, in particular at March 31, 2022, the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. We purchase U.S. Treasury securities as trading securities to enhance the Bank's liquidity. Such securities outstanding at March 31, 2022 totaled $4.7 billion, an increase of $806 million, or 20%, from December 31, 2021. As a result, the liquidity portfolio at March 31, 2022 totaled $14.3 billion, an increase of $3.3 billion, or 30%, from December 31, 2021.

Other Investment Securities. AFS securities at March 31, 2022 totaled $9.9 billion, a net increase of $720 million, or 8%, from December 31, 2021. The increase resulted from purchases of U.S. Treasury obligations, partially offset by principal payments on Agency debentures and MBS.

Net unrealized gains on AFS securities at March 31, 2022 totaled $77 million, a net decrease of $74 million compared to December 31, 2021, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2022 totaled $4.1 billion, a net decrease of $261 million, or 6%, from December 31, 2021. The decrease resulted from principal payments on these securities.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2022		December 31, 2021
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Total fixed-rate trading securities	$4,753	100%	$3,947	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS (1) and HTM securities:
Total fixed-rate	$10,015	72%	$9,226	69%
Total variable-rate	3,839	28%	4,096	31%

Total AFS and HTM securities	$13,854	100%	$13,322	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2022 changed slightly from December 31, 2021, primarily due to purchases of fixed-rate U.S. Treasury obligations. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at March 31, 2022 were $59.6 billion, a net increase of $3.2 billion, or 6%, from December 31, 2021, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at March 31, 2022 were $1.2 billion, a net decrease of $129 million, or 9%, from December 31, 2021. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at March 31, 2022 totaled $57.8 billion, a net increase of $3.3 billion, or 6%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2022		December 31, 2021
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$18,178	31%	$12,118	22%
CO bonds	10,574	18%	14,357	26%
Total due in 1 year or less	28,752	49%	26,475	48%
Long-term CO bonds	30,150	51%	28,193	52%

Total consolidated obligations	$58,902	100%	$54,668	100%

The mix of our funding due in 1 year or less changed as discount notes increased and CO bonds decreased. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2022	December 31, 2021
Advances	$22,450	$21,084
Investments	15,553	13,356
Mortgage loans MDCs	180	194
CO bonds	25,838	21,177

Total notional	$64,021	$55,811

The increase in the total notional amount during the three months ended March 31, 2022 of $8.2 billion, or 15%, was substantially due to an increase in derivatives hedging investments, driven primarily by the purchase of AFS Treasury securities, and CO bonds, driven primarily by an increase in long-term callable CO bonds outstanding.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

March 31, 2022	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(195)	$(288)	$1,143	$660
Estimated fair value of associated derivatives, net	199	596	(1,149)	(354)

Net cumulative fair-value hedging basis adjustments	$4	$308	$(6)	$306

The large amount of net cumulative basis adjustments on AFS securities resulted substantially from re-hedging our MBS DUS portfolio in 2020 - 2021 as part of our transition from LIBOR. These amounts will continue to be amortized over the lives of the financial instruments.

Total Capital. Total capital at March 31, 2022 was $3.4 billion, a net decrease of $183 million, or 5%, from December 31, 2021, primarily due to repurchases of capital stock.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2022	December 31, 2021
Capital stock	63%	63%
Retained earnings	35%	33%
AOCI	2%	4%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2022 compared to December 31, 2021 were primarily due to a decrease in unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2022	December 31, 2021
Total GAAP capital	$3,373	$3,556
Exclude: AOCI	(59)	(133)
Add: MRCS	46	50
Total regulatory capital	$3,360	$3,473
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at March 31, 2022 totaled $9.6 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at March 31, 2022 totaled $4.7 billion and consisted solely of U.S. Treasury securities. As a result, our liquidity portfolio at March 31, 2022 totaled $14.3 billion, or 23% of total assets. The level of our liquidity fluctuates and is influenced by regulatory requirements, actual and anticipated member advance activity and market conditions and opportunities.

During the three months ended March 31, 2022, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $119.2 billion.

Changes in Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2022 was $559 million, compared to net cash provided by operating activities for the three months ended March 31, 2021 of $240 million. The net change in cash provided by operating activities of $319 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	March 31, 2022		December 31, 2021
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,046	48%	$1,126	49%
Credit unions	288	13%	309	13%
Total depository institutions	1,334	61%	1,435	62%
Insurance companies	788	36%	811	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,122	97%	2,246	97%

MRCS:
Captive insurance companies (1)	12	1%	12	1%
Other former members	34	2%	38	2%
Total MRCS	46	3%	50	3%

Total regulatory capital stock	$2,168	100%	$2,296	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	March 31, 2022	December 31, 2021
Member capital stock not subject to outstanding redemption requests	$705	$798
Member capital stock subject to outstanding redemption requests	—	14
MRCS	23	28

Total excess capital stock	$728	$840

Excess stock as a percentage of regulatory capital stock	34%	37%

The decrease in excess stock during the three months ended March 31, 2022 resulted from repurchases totaling $167 million to comply with our capital plan as a result of our regulatory capital ratio exceeding 6.0% at January 31, 2022.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended March 31,
	2022	2021
Weighted-average dividend rate (1)	2.31%	2.50%
Dividend payout ratio (2)	45.46%	46.70%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, excluding MRCS.
(2)    Dividends paid in cash during the period divided by net income for the period.

On April 28, 2022, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 3.50% and on Class B-1 non-activity-based stock at an annualized rate of 1.00%, resulting in a spread between the rates of 2.50 percentage points. The overall weighted-average annualized rate paid was 2.47%. The dividends were paid in cash on April 29, 2022.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at March 31, 2022 and December 31, 2021 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2022	December 31, 2021
Credit risk	$170	$155
Market risk	714	684
Operational risk	265	252

Total risk-based capital requirement	$1,149	$1,091

Permanent capital	$3,360	$3,473

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, option-adjusted spreads and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at March 31, 2022 remained well in excess of our total risk-based capital requirement.

Critical Accounting Estimates

A full discussion of our critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates in our 2021 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments.

Adjustable Interest Rate (LIBOR) Act. On March 15, 2022, President Biden signed into law the Economic Continuity and Stability Act, which act includes the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act"). The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. The LIBOR replacement date is the first London banking date after June 30, 2023 or such other date as the Federal Reserve Board may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, we continue to take steps to mitigate the risks that arise from the phase out of LIBOR, as discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 25, 2022, FINRA extended the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include TBAs. These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose the Bank to credit risk from our counterparties to such transactions.

Proposed SEC Rule on Climate-Related Disclosures. On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require us to expand the breadth, specificity and rigor of climate-related disclosures in the Bank's periodic reports. More specifically, the proposed rule would require us to disclose our:

•direct ("Scope One") and certain indirect ("Scope Two") greenhouse gas emissions;
•indirect greenhouse gas emissions ("Scope Three") that are not within Scope Two if such emissions are material or if we set a target that includes Scope Three;
•climate transition plan, climate-related targets and progress toward such plan or targets;
•climate-related risks over short, medium and long-term horizons and their impacts on our business;
•climate-related risks in qualitative and quantitative terms in the notes to our audited financial statements, with information required to be presented on a disaggregated basis if the aggregated impact is 1% or more of the total line item; and
•corporate governance of climate-related risks and risk management processes.

Compliance would be phased in with us becoming subject to all non-Scope Three disclosure requirements for the Bank's annual report for 2024 and Scope Three disclosure requirements for the Bank's annual report for 2025.

The proposed rule would result in a significant increase in the cost and complexity of our SEC reporting. While we are unable to quantify the anticipated costs at this time, we anticipate that compliance would involve extensive efforts with considerable operational burdens impacting every level of our business and associated costs. Such efforts would likely entail significant:

•advance, multi-year planning with the close involvement and continuing oversight of the board of directors and senior management;
•interdisciplinary cooperation in implementing and maintaining the necessary data collection procedures, including from third parties in the Bank's value chain; and
•costs to add the necessary resources both in terms of human capital and systems.

We are unable to predict:

•whether the SEC will finalize the proposed rule;
•the extent to which any final rule will conform with or deviate from the requirements of the proposed rule; and
•whether, when or the extent to which we would be required to comply with any final rule.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2021 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2022, our top borrower held 14% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

March 31, 2022	AA	A	Total
Domestic	$—	$100	$100
Australia	875	—	875
Canada	—	765	765
Total unsecured credit exposure	$875	$865	$1,740

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream. However, when our ratio exceeds 300%, as it did on March 31, 2022, the opportunity to further enhance our earnings will not be available until we are again permitted to purchase these investments.

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

March 31, 2022	AA	A	Total
Short-term investments:
Interest-bearing deposits	$—	$100	$100
Securities purchased under agreements to resell	7,600	—	7,600
Federal funds sold	875	765	1,640
Total short-term investments	8,475	865	9,340

Trading securities:
U.S. Treasury obligations	4,753	—	4,753
Total trading securities	4,753	—	4,753

Other investment securities:
U.S. Treasury obligations	1,481	—	1,481
GSE and TVA debentures	2,240	—	2,240
GSE MBS	7,667	—	7,667
Other U.S. obligations - guaranteed RMBS	2,545	—	2,545
Total other investment securities	13,933	—	13,933

Total investments, carrying value	$27,161	$865	$28,026

Percentage of total	97%	3%	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

March 31, 2022	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$91	$2	$—	$2
Uncleared derivatives - BBB	5	—	—	—
Liability positions with credit exposure
Uncleared derivatives - A	24,369	(732)	747	15
Uncleared derivatives - BBB	3,314	(82)	84	2
Cleared derivatives (1)	26,517	(15)	267	252
Total derivative positions with credit exposure to non-member counterparties	54,296	(827)	1,098	271
Total derivative positions with credit exposure to member institutions (2)	16	—	—	—
Subtotal - derivative positions with credit exposure	54,312	$(827)	$1,098	$271
Derivative positions without credit exposure	9,709

Total derivative positions	$64,021

(1)    Represents derivative transactions cleared by two clearinghouses (one rated AA- and the other unrated). The net exposure to the clearinghouse rated AA- is $247 million. The net exposure to the unrated clearinghouse is $5 million.
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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

March 31, 2022	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,271	$3,272	$3,275	$3,250	$3,219
Percent change in MVE from base	(0.1)%	(0.1)%	—%	(0.8)%	(1.7)%
MVE/book value of equity	95.7%	95.7%	95.8%	95.1%	94.2%
Duration of equity	2.8	(0.7)	0.5	0.9	0.9

December 31, 2021
MVE	$3,599	$3,485	$3,530	$3,556	$3,543
Percent change in MVE from base	2.0%	(1.3)%	0%	0.7%	0.4%
MVE/book value of equity	99.8%	96.6%	97.9%	98.6%	98.2%
Duration of equity	0.9	1.7	(1.3)	(0.1)	0.6

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

The changes in those key metrics from December 31, 2021 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition, upgrading the prepayment model and our hedging strategies.

Duration Gap. The base case duration gap at March 31, 2022 and December 31, 2021 was (0.01)% and (0.11)% , respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2021 Form 10-K.

Replacement of the LIBOR Benchmark Interest Rate

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

For more information, see Item 1A. Risk Factors - Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations. and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K.

The following table presents our LIBOR-rate indexed financial instruments outstanding at March 31, 2022 and December 31, 2021 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
March 31, 2022	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$124	$48	$2,249	$2,421	9%
MBS, par value (2)	—	—	2,495	2,495	25%
Total	$124	$48	$4,744	$4,916

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,046	$767	$2,320	$4,133	16%
Uncleared	105	314	5,570	5,989	16%
Total	$1,151	$1,081	$7,890	$10,122

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$2,930	$2,200	$300	$5,430	20%
Total	$2,930	$2,200	$300	$5,430

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

December 31, 2021
Assets:
Advances, par value (1)	$134	$48	$2,259	$2,441	9%
MBS, par value (2)	—	—	2,669	2,669	25%
Total	$134	$48	$4,928	$5,110

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,366	$767	$2,336	$4,469	20%
Uncleared	320	314	6,176	6,810	21%
Total	$1,686	$1,081	$8,512	$11,279

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$3,134	$1,150	$—	$4,284	19%
Total	$3,134	$1,150	$—	$4,284

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

(1)    Year of maturity on our advances is based on redemption term.
(2)    Year of maturity on our MBS, interest-rate swaps and interest-rate caps is based on contractual maturity. The actual maturities on MBS will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

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

As of March 31, 2022, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2021 Form 10-K.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 12, 2022	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer