Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Indianapolis
filed 2022-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2022
Class A Stock, par value $100	—
Class B Stock, par value $100	23,320,275

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

Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, additional disclosures may be made through reports filed with the SEC in the future, including our reports on Forms 10-K, 10-Q and 8-K.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$59,596	$867,880
Interest-bearing deposits (Note 3)	325,041	100,041
Securities purchased under agreements to resell (Note 3)	4,500,000	3,500,000
Federal funds sold (Note 3)	2,496,000	2,580,000
Trading securities (Note 3)	4,039,407	3,946,799
Available-for-sale securities (Note 3) (amortized cost of $10,164,321 and $9,007,993)	10,196,572	9,159,935
Held-to-maturity securities (Note 3) (estimated fair values of $3,821,942 and $4,322,157)	3,877,299	4,313,773
Advances (Note 4)	30,507,462	27,497,835
Mortgage loans held for portfolio, net (Note 5)	7,729,642	7,616,134
Accrued interest receivable	96,937	80,758
Derivative assets, net (Note 6)	325,848	220,202
Other assets	112,459	121,246

Total assets	$64,266,263	$60,004,603

Liabilities:
Deposits	$907,525	$1,366,397
Consolidated obligations (Note 7):
Discount notes	19,587,260	12,116,358
Bonds	39,462,365	42,361,572
Total consolidated obligations, net	59,049,625	54,477,930
Accrued interest payable	124,999	88,068
Affordable Housing Program payable (Note 8)	28,953	31,049
Derivative liabilities, net (Note 6)	13,569	12,185
Mandatorily redeemable capital stock (Note 9)	45,583	50,422
Other liabilities	619,298	422,221

Total liabilities	60,789,552	56,448,272

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,508,342 and 22,462,009	2,250,835	2,246,201
Retained earnings:
Unrestricted	912,329	889,869
Restricted	299,391	287,203
Total retained earnings	1,211,720	1,177,072
Total accumulated other comprehensive income (Note 10)	14,156	133,058

Total capital	3,476,711	3,556,331

Total liabilities and capital	$64,266,263	$60,004,603
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income:
Advances	$67,562	$28,175	$102,603	$64,284
Interest-bearing deposits	2,623	121	2,913	277
Securities purchased under agreements to resell	6,066	215	6,971	652
Federal funds sold	7,682	651	8,524	1,454
Trading securities	8,347	14,421	13,792	30,591
Available-for-sale securities	38,563	21,184	61,008	51,020
Held-to-maturity securities	9,033	7,809	16,544	17,673
Mortgage loans held for portfolio	51,467	40,119	99,268	80,401
Other interest income	22	—	22	—
Total interest income	191,365	112,695	311,645	246,352

Interest Expense:
Consolidated obligation discount notes	26,535	1,733	30,188	5,932
Consolidated obligation bonds	99,192	52,674	150,891	106,470
Deposits	1,547	43	1,646	80
Mandatorily redeemable capital stock	269	929	514	2,033
Total interest expense	127,543	55,379	183,239	114,515

Net interest income	63,822	57,316	128,406	131,837
Provision for (reversal of) credit losses	(38)	(44)	(60)	44

Net interest income after provision for credit losses	63,860	57,360	128,466	131,793

Other Income:
Net gains (losses) on trading securities	(14,220)	(13,731)	(38,415)	(27,359)
Net gains (losses) on derivatives	17,203	186	37,197	(652)
Other, net	(4,681)	3,775	(7,882)	5,265
Total other income (loss)	(1,698)	(9,770)	(9,100)	(22,746)

Other Expenses:
Compensation and benefits	13,411	14,092	26,367	29,850
Other operating expenses	7,756	7,417	14,850	14,688
Federal Housing Finance Agency	1,801	1,474	3,717	2,947
Office of Finance	1,081	1,228	2,498	3,225
Other	2,154	4,226	4,165	5,857
Total other expenses	26,203	28,437	51,597	56,567

Income before assessments	35,959	19,153	67,769	52,480

Affordable Housing Program assessments	3,623	2,008	6,828	5,451

Net income	$32,336	$17,145	$60,941	$47,029
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$32,336	$17,145	$60,941	$47,029

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(45,228)	4,502	(119,691)	78,031

Pension benefits, net	329	8,995	789	9,991

Total other comprehensive income (loss)	(44,899)	13,497	(118,902)	88,022

Total comprehensive income (loss)	$(12,563)	$30,642	$(57,961)	$135,051

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2022 and 2021
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2022	21,215	$2,121,541	$899,750	$292,924	$1,192,674	$59,055	$3,373,270

Total comprehensive income (loss)			25,869	6,467	32,336	(44,899)	(12,563)

Proceeds from issuance of capital stock	1,293	129,294					129,294

Cash dividends on capital stock (2.47% annualized)			(13,290)	—	(13,290)		(13,290)

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711

Balance, March 31, 2021	22,142	$2,214,192	$878,854	$274,403	$1,153,257	$179,927	$3,547,376

Total comprehensive income			13,716	3,429	17,145	13,497	30,642

Proceeds from issuance of capital stock	200	20,005					20,005

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(281)					(281)

Cash dividends on capital stock (2.57% annualized)			(13,989)	—	(13,989)		(13,989)

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2022 and 2021
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income (loss)			48,753	12,188	60,941	(118,902)	(57,961)

Proceeds from issuance of capital stock	1,665	166,519					166,519

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.39% annualized)			(26,293)	—	(26,293)		(26,293)

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			37,623	9,406	47,029	88,022	135,051

Proceeds from issuance of capital stock	266	26,627					26,627

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(281)					(281)

Cash dividends on capital stock (2.53% annualized)			(27,946)	—	(27,946)		(27,946)

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$60,941	$47,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	50,152	42,309
Changes in net derivative and hedging activities	751,617	28,776
Provision for (reversal of) credit losses	(60)	44
Net losses on trading securities	38,415	27,359
Changes in:
Accrued interest receivable	(17,495)	11,601
Other assets	5,955	(12,783)
Accrued interest payable	37,075	8,349
Other liabilities	8,559	1,182
Total adjustments, net	874,218	106,837

Net cash provided by operating activities	935,159	153,866

Investing Activities:
Net change in:
Interest-bearing deposits	(1,219,223)	452,160
Securities purchased under agreements to resell	(1,000,000)	(500,000)
Federal funds sold	84,000	(1,590,000)
Trading securities:
Proceeds from maturities	1,600,000	850,000
Proceeds from sales	200,000	50,006
Purchases	(1,930,219)	(1,649,933)
Available-for-sale securities:
Proceeds from maturities and paydowns	503,910	643,500
Purchases	(2,362,677)	(60,290)
Held-to-maturity securities:
Proceeds from maturities and paydowns	630,398	538,805
Purchases	(51,312)	(584,749)
Advances:
Principal repayments	71,353,438	139,543,669
Disbursements to members	(74,888,350)	(136,081,315)
Mortgage loans held for portfolio:
Principal collections	600,449	1,776,690
Purchases from members	(771,838)	(1,145,532)
Purchases of premises, software, and equipment	(1,989)	(2,520)
Loans to other Federal Home Loan Banks:
Principal repayments	520,000	20,000
Disbursements	(520,000)	(20,000)

Net cash provided by (used in) investing activities	(7,253,413)	2,240,491
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Financing Activities:
Net change in deposits	(320,726)	222,576
Net proceeds (payments) on derivative contracts with financing elements	(1,118)	(7,551)
Net proceeds from issuance of consolidated obligations:
Discount notes	369,385,849	85,205,681
Bonds	10,677,690	22,129,860
Payments for matured and retired consolidated obligations:
Discount notes	(361,928,027)	(87,373,330)
Bonds	(12,277,200)	(23,000,650)
Proceeds from issuance of capital stock	166,519	26,627
Payments for redemption/repurchase of capital stock	(161,885)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(4,839)	(18,156)
Dividend payments on capital stock	(26,293)	(27,946)

Net cash provided by (used in) financing activities	5,509,970	(2,842,889)

Net increase (decrease) in cash and due from banks	(808,284)	(448,532)

Cash and due from banks at beginning of period	867,880	1,811,544

Cash and due from banks at end of period	$59,596	$1,363,012

Supplemental Disclosures:
Cash activities:
Interest payments	$99,903	$139,245
Affordable Housing Program payments	8,924	9,088
Non-cash activities:
Purchases of investment securities, traded but not yet settled	220,413	—
Capitalized interest on certain held-to-maturity securities	855	313
Par value of shares reclassified to mandatorily redeemable capital stock, net	—	281
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2021 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2022.

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

The guidance is effective for the interim and annual periods beginning on January 1, 2023, although early adoption is permitted. We are in process of evaluating the potentially favorable impact of this guidance on our future financial condition, results of operations, and cash flows.

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At June 30, 2022 and December 31, 2021, all of these investments were with counterparties rated single-A or above, based on the lowest long-term credit rating for each counterparty. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Allowance for Credit Losses. At June 30, 2022 and December 31, 2021, based on our evaluation, we did not record an allowance for credit losses on any of our short-term investments.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2022	December 31, 2021
U.S. Treasury obligations	$4,039,407	$3,946,799
Total trading securities at estimated fair value	$4,039,407	$3,946,799

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net gains (losses) on trading securities held at period end	$(13,740)	$(12,637)	$(34,831)	$(23,275)
Net gains (losses) on trading securities that matured/sold during the period	(480)	(1,094)	(3,584)	(4,084)
Net gains (losses) on trading securities	$(14,220)	$(13,731)	$(38,415)	$(27,359)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2022	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$2,110,103	$—	$(4,225)	$2,105,878
GSE and TVA debentures	2,061,550	24,514	(1)	2,086,063
GSE multifamily MBS	5,992,668	35,467	(23,504)	6,004,631
Total AFS securities	$10,164,321	$59,981	$(27,730)	$10,196,572

December 31, 2021
GSE and TVA debentures	$2,651,571	$45,557	$(12)	$2,697,116
GSE multifamily MBS	6,356,422	109,956	(3,559)	6,462,819
Total AFS securities	$9,007,993	$155,513	$(3,571)	$9,159,935

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Includes at June 30, 2022 and December 31, 2021 unamortized discounts totaling $150,580 and unamortized premiums totaling $14,344, respectively. The applicable fair value hedging basis adjustments at June 30, 2022 and December 31, 2021 totaled losses of $576,995 and gains of $206,199, respectively. Excludes accrued interest receivable at June 30, 2022 and December 31, 2021 of $35,316 and $32,127, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,105,878	$(4,225)	$—	$—	$2,105,878	$(4,225)
GSE and TVA debentures	15,000	(1)	—	—	15,000	(1)
GSE multifamily MBS	2,496,226	(21,280)	105,536	(2,224)	2,601,762	(23,504)
Total impaired AFS securities	$4,617,104	$(25,506)	$105,536	$(2,224)	$4,722,640	$(27,730)

December 31, 2021
GSE and TVA debentures	$250,145	$(12)	$—	$—	$250,145	$(12)
GSE multifamily MBS	384,015	(3,559)	—	—	384,015	(3,559)
Total impaired AFS securities	$634,160	$(3,571)	$—	$—	$634,160	$(3,571)

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

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$250,957	$251,579	$581,801	$582,240
Due after 1 through 5 years	1,566,089	1,586,412	1,494,109	1,523,600
Due after 5 through 10 years	2,354,607	2,353,950	575,661	591,276
Total non-MBS	4,171,653	4,191,941	2,651,571	2,697,116
Total MBS	5,992,668	6,004,631	6,356,422	6,462,819
Total AFS securities	$10,164,321	$10,196,572	$9,007,993	$9,159,935

Allowance for Credit Losses. At June 30, 2022 and December 31, 2021, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At June 30, 2022 and December 31, 2021, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
June 30, 2022	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,521,513	$152	$(35,792)	$2,485,873
GSE single-family	722,385	1,697	(20,401)	703,681
GSE multifamily	633,401	5	(1,018)	632,388
Total HTM securities	$3,877,299	$1,854	$(57,211)	$3,821,942

December 31, 2021
MBS:
Other U.S. obligations - guaranteed single-family	$2,626,143	$7,384	$(9,238)	$2,624,289
GSE single-family	815,924	14,424	(4,773)	825,575
GSE multifamily	871,706	779	(192)	872,293
Total HTM securities	$4,313,773	$22,587	$(14,203)	$4,322,157

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at June 30, 2022 and December 31, 2021 totaled $29,144 and $28,440, respectively.

Allowance for Credit Losses. At June 30, 2022 and December 31, 2021, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At June 30, 2022 and December 31, 2021, based on our evaluation, we did not record an allowance for credit losses on any of our HTM securities.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents advances outstanding by redemption term.

	June 30, 2022		December 31, 2021
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$98,456	3.90	$—	—
Due in 1 year or less	13,371,345	1.44	7,863,703	0.59
Due after 1 through 2 years	3,736,129	2.21	2,684,996	2.02
Due after 2 through 3 years	2,384,761	1.70	3,536,759	1.35
Due after 3 through 4 years	2,563,139	1.82	2,931,260	1.29
Due after 4 through 5 years	1,822,975	1.79	1,908,432	1.34
Thereafter	6,867,716	1.52	8,384,458	0.82
Total advances, par value	30,844,521	1.63	27,309,608	1.03
Fair-value hedging basis adjustments, net	(344,955)		179,115
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	7,896		9,112
Total advances (1)	$30,507,462		$27,497,835

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2022 and December 31, 2021 of $18,542 and $13,075, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Overdrawn demand and overnight deposit accounts	$98,456	$—	$98,456	$—
Due in 1 year or less	18,134,158	12,547,866	16,934,750	13,452,703
Due after 1 through 2 years	2,494,629	2,578,396	4,138,129	3,090,101
Due after 2 through 3 years	2,011,211	2,127,759	2,770,661	3,636,259
Due after 3 through 4 years	1,579,789	1,997,060	2,563,139	3,007,160
Due after 4 through 5 years	1,460,800	1,530,307	1,509,875	1,485,332
Thereafter	5,065,478	6,528,220	2,829,511	2,638,053
Total advances, par value	$30,844,521	$27,309,608	$30,844,521	$27,309,608

Advance Concentrations. At June 30, 2022 and December 31, 2021, our top five borrowers held 47% and 43%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	June 30, 2022	December 31, 2021
Fixed-rate long-term mortgages	$6,633,317	$6,417,543
Fixed-rate medium-term (1) mortgages	931,310	1,016,851
Total mortgage loans held for portfolio, UPB	7,564,627	7,434,394
Unamortized premiums	175,372	181,172
Unamortized discounts	(5,687)	(2,389)
Hedging basis adjustments, net	(4,470)	3,157
Total mortgage loans held for portfolio	7,729,842	7,616,334
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,729,642	$7,616,134

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at June 30, 2022 and December 31, 2021 of $29,062 and $27,977, respectively.

Type	June 30, 2022	December 31, 2021
Conventional	$7,404,571	$7,254,056
Government-guaranteed or -insured	160,056	180,338
Total mortgage loans held for portfolio, UPB	$7,564,627	$7,434,394

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

	Origination Year
Payment Status as of June 30, 2022	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,062	$9,822	$26,884
60-89 days	2,628	1,055	3,683
90 days or more	14,450	1,630	16,080
Total past due	34,140	12,507	46,647
Total current	2,613,182	4,908,165	7,521,347
Total conventional mortgage loans, amortized cost	$2,647,322	$4,920,672	$7,567,994

	Origination Year
Payment Status as of December 31, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,968	$12,662	$29,630
60-89 days	4,175	1,767	5,942
90 days or more	18,599	11,206	29,805
Total past due	39,742	25,635	65,377
Total current	2,447,420	4,921,101	7,368,521
Total conventional mortgage loans, amortized cost	$2,487,162	$4,946,736	$7,433,898

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of June 30, 2022	Conventional	Government	Total
In process of foreclosure (1)	$3,368	$—	$3,368
Serious delinquency rate (2)	0.21%	1.05%	0.23%
Past due 90 days or more still accruing interest (3)	$11,298	$1,483	$12,781
On non-accrual status (4)	$10,788	$—	$10,788

Other Delinquency Statistics as of December 31, 2021
In process of foreclosure (1)	$1,999	$—	$1,999
Serious delinquency rate (2)	0.40%	0.86%	0.41%
Past due 90 days or more still accruing interest (3)	$15,725	$1,364	$17,089
On non-accrual status (4)	$23,487	$—	$23,487

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
(4)    As of June 30, 2022 and December 31, 2021, $3,721 and $11,701, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance	2022	2021	2022	2021
Balance, beginning of period	$200	$350	$200	$350
Charge-offs (1)	7	—	7	(92)
Recoveries	31	19	53	23
Provision for (reversal of) credit losses	(38)	(44)	(60)	44
Balance, end of period	$200	$325	$200	$325

(1)    Includes receipts of LRA funds on certain loans that are recorded as reversals of previous charge-offs.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2022.

Cleared Derivatives. At June 30, 2022, we were not required by our clearing agents to post any margin in excess of the Clearinghouses' requirements.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Financial Statement Effect and Additional Financial Information.

We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis by clearing agent and/or by counterparty when the netting requirements have been met. The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

	June 30, 2022			December 31, 2021
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$55,010,636	$493,855	$1,555,740	$46,395,451	$105,446	$413,324
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,270,000	1,987	1,363	8,595,000	357	148
Interest-rate caps/floors	611,000	1,208	—	625,500	1,077	—
Interest-rate forwards	32,200	352	66	98,200	1	199
MDCs	31,325	108	45	96,424	45	105
Total derivatives not designated as hedging instruments	9,944,525	3,655	1,474	9,415,124	1,480	452
Total derivatives before adjustments	$64,955,161	497,510	1,557,214	$55,810,575	106,926	413,776
Netting adjustments and cash collateral (1)		(171,662)	(1,543,645)		113,276	(401,591)
Total derivatives, net, at estimated fair value		$325,848	$13,569		$220,202	$12,185

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2022 and December 31, 2021, including accrued interest, totaled $1,511,166 and $515,761, respectively. Cash collateral received from counterparties and held at both June 30, 2022 and December 31, 2021, including accrued interest, totaled $139,183 and $894, respectively. At June 30, 2022 and December 31, 2021, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$493,033	$1,482,271	$105,667	$411,886
Cleared	4,017	74,832	1,213	1,586
Total gross recognized amount	497,050	1,557,103	106,880	413,472
Gross amounts of netting adjustments and cash collateral
Uncleared	(408,142)	(1,468,813)	(105,417)	(400,005)
Cleared	236,480	(74,832)	218,693	(1,586)
Total gross amounts of netting adjustments and cash collateral	(171,662)	(1,543,645)	113,276	(401,591)
Net amounts after netting adjustments and cash collateral
Uncleared	84,891	13,458	250	11,881
Cleared	240,497	—	219,906	—
Total net amounts after netting adjustments and cash collateral	325,388	13,458	220,156	11,881
Derivative instruments not meeting netting requirements (1)	460	111	46	304
Total derivatives, net, at estimated fair value	$325,848	$13,569	$220,202	$12,185

(1)    Includes MDCs and certain interest-rate forwards.

The following table presents the impact of qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

Three Months Ended June 30, 2022	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(18,870)	$(11,663)	$31,275	$742
Net gains (losses) on derivatives (2)	141,937	106,280	(390,352)	(142,135)
Net gains (losses) on hedged items (3)	(147,671)	(122,790)	387,546	117,085
Net impact on net interest income	$(24,604)	$(28,173)	$28,469	$(24,308)

Total interest income (expense) recorded in the Statement of Income (4)	$67,562	$38,563	$(99,192)	$6,933

Three Months Ended June 30, 2021
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(46,173)	$(28,327)	$22,011	$(52,489)
Net gains (losses) on derivatives (2)	(12,098)	(87,731)	37,082	(62,747)
Net gains (losses) on hedged items (3)	10,494	81,883	(39,194)	53,183
Net impact on net interest income	$(47,777)	$(34,175)	$19,899	$(62,053)

Total interest income (expense) recorded in the Statement of Income (4)	$28,175	$21,184	$(52,674)	$(3,315)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Six Months Ended June 30, 2022	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(59,024)	$(34,128)	$82,664	$(10,488)
Net gains (losses) on derivatives (2)	498,571	284,010	(1,290,066)	(507,485)
Net gains (losses) on hedged items (3)	(500,575)	(314,279)	1,282,605	467,751
Net impact on net interest income	$(61,028)	$(64,397)	$75,203	$(50,222)

Total interest income (expense) recorded in the Statement of Income (4)	$102,603	$61,008	$(150,891)	$12,720

Six Months Ended June 30, 2021
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(91,892)	$(60,780)	$34,237	$(118,435)
Net gains (losses) on derivatives (2)	234,784	234,210	(81,111)	387,883
Net gains (losses) on hedged items (3)	(233,031)	(234,631)	84,221	(383,441)
Net impact on net interest income	$(90,139)	$(61,201)	$37,347	$(113,993)

Total interest income (expense) recorded in the Statement of Income (4)	$64,284	$51,020	$(106,470)	$8,834

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes for the three months ended June 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $(141,004) and $(62,754), respectively, and price alignment interest of $(1,131) and $7, respectively. Includes for the six months ended June 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $(506,306) and $387,834, respectively, and price alignment interest of $(1,179) and $49, respectively.
(3)    Includes for the three months ended June 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $134,151 and $57,142, respectively, and amortization of net losses on ineffective and discontinued fair-value hedging relationships of $(17,066) and $(3,959), respectively. Includes for the six months ended June 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $501,499 and $(374,858), respectively, and amortization of net losses on ineffective and discontinued fair-value hedging relationships of $(33,748) and $(8,583), respectively.
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2022	2021	2022	2021
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$16,413	$4,083	$38,463	$8,194
Interest-rate caps/floors	(42)	(528)	131	(396)
Interest-rate forwards	1,768	(1,344)	7,026	2,812
Net interest settlements (1)	881	(3,285)	(1,137)	(8,238)
MDCs	(1,817)	1,260	(7,286)	(3,024)
Net gains (losses) on derivatives in other income	$17,203	$186	$37,197	$(652)

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

June 30, 2022	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$16,303,974	$10,164,322	$26,730,944

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(345,091)	$(934,237)	$(1,530,303)
For discontinued fair-value hedging relationships	136	357,242	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(344,955)	$(576,995)	$(1,530,303)

December 31, 2021
Amortized cost of hedged items (1)	$17,374,515	$9,007,993	$20,902,714

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$178,543	$(184,724)	$(247,699)
For discontinued fair-value hedging relationships	572	390,923	—
Total cumulative fair-value hedging basis adjustments on hedged items	$179,115	$206,199	$(247,699)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at June 30, 2022 and December 31, 2021 totaled $882.5 billion and $652.9 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2022	December 31, 2021
Book value	$19,587,260	$12,116,358
Par value	19,617,332	12,117,846

Weighted average effective interest rate	1.17%	0.05%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2022		December 31, 2021
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$8,949,535	1.52	$14,357,350	0.29
Due after 1 through 2 years	3,556,625	1.49	2,965,510	1.02
Due after 2 through 3 years	9,827,090	1.09	5,797,550	0.76
Due after 3 through 4 years	4,878,500	1.26	3,947,300	0.83
Due after 4 through 5 years	5,039,820	1.36	6,587,600	1.14
Thereafter	8,698,820	2.20	8,894,940	2.09
Total CO bonds, par value	40,950,390	1.51	42,550,250	0.96
Unamortized premiums	60,418		77,035
Unamortized discounts	(10,819)		(11,268)
Unamortized concessions	(7,321)		(6,746)
Fair-value hedging basis adjustments, net	(1,530,303)		(247,699)
Total CO bonds	$39,462,365		$42,361,572
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2022	December 31, 2021
Non-callable / non-putable	$11,740,890	$20,346,750
Callable	29,209,500	22,203,500
Total CO bonds, par value	$40,950,390	$42,550,250

Year of Contractual Maturity or Next Call Date	June 30, 2022	December 31, 2021
Due in 1 year or less	$35,829,035	$36,028,850
Due after 1 through 2 years	1,374,625	3,122,510
Due after 2 through 3 years	997,090	586,550
Due after 3 through 4 years	745,500	577,300
Due after 4 through 5 years	248,320	415,100
Thereafter	1,755,820	1,819,940
Total CO bonds, par value	$40,950,390	$42,550,250

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2022	December 31, 2021
Fixed-rate	$34,548,390	$36,717,750
Step-up	2,233,500	898,500
Simple variable-rate	4,168,500	4,934,000
Total CO bonds, par value	$40,950,390	$42,550,250

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2022	2021	2022	2021
Liability at beginning of period	$31,937	$35,690	$31,049	$34,402
Assessment (expense)	3,623	2,008	6,828	5,451
Subsidy usage, net (1)	(6,607)	(6,933)	(8,924)	(9,088)
Liability at end of period	$28,953	$30,765	$28,953	$30,765

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital Stock Outstanding	June 30, 2022	December 31, 2021
Class B-1	$765,075	$931,517
Class B-2	1,485,760	1,314,684
Total Class B	$2,250,835	$2,246,201

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2022	2021	2022	2021
Liability at beginning of period	$45,591	$232,695	$50,422	$250,768
Reclassification from capital stock	—	281	—	281
Redemptions/repurchases	(8)	(83)	(4,839)	(18,156)
Liability at end of period	$45,583	$232,893	$45,583	$232,893

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the 5-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2022	December 31, 2021
Past contractual redemption date (1)	$560	$577
Year 1 (2)	12,298	11,835
Year 2	868	471
Year 3	12,124	9,873
Year 4	16,059	23,218
Year 5	3,674	4,448
Total MRCS	$45,583	$50,422

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at June 30, 2022 and December 31, 2021 includes $11,835 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021 but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2022	2021	2022	2021
Recorded as interest expense	$269	$929	$514	$2,033
Recorded as distributions from retained earnings	—	1	—	84
Total	$269	$930	$514	$2,117

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2021 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency's capital requirements at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,217,930	$3,508,138	$1,091,337	$3,473,695

Total regulatory capital	$2,570,651	$3,508,138	$2,400,184	$3,473,695
Total regulatory capital-to-assets ratio	4.00%	5.46%	4.00%	5.79%

Leverage capital	$3,213,313	$5,262,207	$3,000,230	$5,210,543
Leverage ratio	5.00%	8.19%	5.00%	8.69%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, March 31, 2022	$77,479	$(18,424)	$59,055

OCI before reclassifications:
Net change in unrealized gains (losses)	(45,228)	—	(45,228)
Reclassifications from OCI to net income:
Pension benefits, net	—	329	329
Total other comprehensive income (loss)	(45,228)	329	(44,899)

Balance, June 30, 2022	$32,251	$(18,095)	$14,156

Balance, March 31, 2021	$210,450	$(30,523)	$179,927

OCI before reclassifications:
Net change in unrealized gains	4,502	—	4,502
Reclassifications from OCI to net income:
Pension benefits, net	—	8,995	8,995
Total other comprehensive income	4,502	8,995	13,497

Balance, June 30, 2021	$214,952	$(21,528)	$193,424

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(119,691)	—	(119,691)
Reclassifications from OCI to net income:
Pension benefits, net	—	789	789
Total other comprehensive income (loss)	(119,691)	789	(118,902)

Balance, June 30, 2022	$32,251	$(18,095)	$14,156

Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains	78,031	—	78,031
Reclassifications from OCI to net income:
Pension benefits, net	—	9,991	9,991
Total other comprehensive income	78,031	9,991	88,022

Balance, June 30, 2021	$214,952	$(21,528)	$193,424

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$50,671	$13,151	$63,822	$53,952	$3,364	$57,316
Provision for (reversal of) credit losses	—	(38)	(38)	—	(44)	(44)
Other income (loss)	(1,732)	34	(1,698)	(9,734)	(36)	(9,770)
Other expenses	22,436	3,767	26,203	24,221	4,216	28,437
Income (loss) before assessments	26,503	9,456	35,959	19,997	(844)	19,153
Affordable Housing Program assessments (credits)	2,677	946	3,623	2,093	(85)	2,008
Net income (loss)	$23,826	$8,510	$32,336	$17,904	$(759)	$17,145

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$103,361	$25,045	$128,406	$128,137	$3,700	$131,837
Provision for (reversal of) credit losses	—	(60)	(60)	—	44	44
Other income (loss)	(8,942)	(158)	(9,100)	(22,611)	(135)	(22,746)
Other expenses	44,202	7,395	51,597	48,339	8,228	56,567
Income (loss) before assessments	50,217	17,552	67,769	57,187	(4,707)	52,480
Affordable Housing Program assessments (credits)	5,073	1,755	6,828	5,922	(471)	5,451
Net income (loss)	$45,144	$15,797	$60,941	$51,265	$(4,236)	$47,029

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
June 30, 2022	$56,536,621	$7,729,642	$64,266,263
December 31, 2021	52,388,469	7,616,134	60,004,603

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

	June 30, 2022
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$59,596	$59,596	$59,596	$—	$—	$—
Interest-bearing deposits	325,041	325,041	325,000	41	—	—
Securities purchased under agreements to resell	4,500,000	4,500,000	—	4,500,000	—	—
Federal funds sold	2,496,000	2,496,000	—	2,496,000	—	—
Trading securities	4,039,407	4,039,407	—	4,039,407	—	—
AFS securities	10,196,572	10,196,572	—	10,196,572	—	—
HTM securities	3,877,299	3,821,942	—	3,821,942	—	—
Advances	30,507,462	30,354,762	—	30,354,762	—	—
Mortgage loans held for portfolio, net	7,729,642	7,213,065	—	7,199,864	13,201	—
Accrued interest receivable	96,937	96,937	—	96,937	—	—
Derivative assets, net	325,848	325,848	—	497,510	—	(171,662)
Grantor trust assets (2)	52,400	52,400	52,400	—	—	—

Liabilities:
Deposits	907,525	907,525	—	907,525	—	—
Consolidated obligations:
Discount notes	19,587,260	19,579,547	—	19,579,547	—	—
Bonds	39,462,365	38,768,013	—	38,768,013	—	—
Accrued interest payable	124,999	124,999	—	124,999	—	—
Derivative liabilities, net	13,569	13,569	—	1,557,214	—	(1,543,645)
MRCS	45,583	45,583	45,583	—	—	—

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

					Netting
June 30, 2022	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$4,039,407	$—	$4,039,407	$—	$—
Total trading securities	4,039,407	—	4,039,407	—	—
AFS securities:
U.S. Treasury obligations	2,105,878	—	2,105,878	—	—
GSE and TVA debentures	2,086,063	—	2,086,063	—	—
GSE multifamily MBS	6,004,631	—	6,004,631	—	—
Total AFS securities	10,196,572	—	10,196,572	—	—
Derivative assets:
Interest-rate related	325,740	—	497,402	—	(171,662)
MDCs	108	—	108	—	—
Total derivative assets, net	325,848	—	497,510	—	(171,662)
Other assets:
Grantor trust assets	52,400	52,400	—	—	—
Total assets at recurring estimated fair value	$14,614,227	$52,400	$14,733,489	$—	$(171,662)

Derivative liabilities:
Interest-rate related	$13,524	$—	$1,557,169	$—	$(1,543,645)
MDCs	45	—	45	—	—
Total derivative liabilities, net	13,569	—	1,557,214	—	(1,543,645)
Total liabilities at recurring estimated fair value	$13,569	$—	$1,557,214	$—	$(1,543,645)

Mortgage loans held for portfolio (2)	$970	$—	$—	$970	$—
Total assets at non-recurring estimated fair value	$970	$—	$—	$970	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$3,946,799	$—	$3,946,799	$—	$—
Total trading securities	3,946,799	—	3,946,799	—	—
AFS securities:
GSE and TVA debentures	2,697,116	—	2,697,116	—	—
GSE MBS	6,462,819	—	6,462,819	—	—
Total AFS securities	9,159,935	—	9,159,935	—	—
Derivative assets:
Interest-rate related	220,157	—	106,881	—	113,276
MDCs	45	—	45	—	—
Total derivative assets, net	220,202	—	106,926	—	113,276
Other assets:
Grantor trust assets	62,640	62,640	—	—	—
Total assets at recurring estimated fair value	$13,389,576	$62,640	$13,213,660	$—	$113,276

Derivative liabilities:
Interest-rate related	$12,080	$—	$413,671	$—	$(401,591)
MDCs	105	—	105	—	—
Total derivative liabilities, net	12,185	—	413,776	—	(401,591)
Total liabilities at recurring estimated fair value	$12,185	$—	$413,776	$—	$(401,591)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the most recent fair-value adjustment was recorded.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2022
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$48,363	$616,213	$664,576
Unused lines of credit (1)	906,668	—	906,668
Commitments to fund additional advances (2)	68,000	—	68,000
Commitments to fund or purchase mortgage loans, net (3)	31,325	—	31,325
Unsettled CO bonds, at par	43,800	—	43,800
Unsettled discount notes, at par	424,000	—	424,000

(1)    Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to six months.
(3)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. At June 30, 2022 and December 31, 2021, we had pledged cash collateral of $1,509,963 and $515,740, respectively, to counterparties and clearing agents. At June 30, 2022 and December 31, 2021, we had not pledged any securities as collateral.

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

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net capital stock issuances (redemptions and repurchases)	$3,437	$—	$(46,983)	$—
Net advances (repayments)	3,034,988	(993,987)	1,234,703	(2,043,264)
Mortgage loan purchases	4,025	16,745	12,747	29,622

The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	June 30, 2022		December 31, 2021
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$381,061	17%	$440,949	19%
Advances	4,695,040	16%	3,854,856	14%

The composition of directors' financial institutions changed effective January 1, 2022, due to changes in board membership resulting from the 2021 director election.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. There were no loans to or borrowings from other FHLBanks that remained outstanding at June 30, 2022 or December 31, 2021.

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

Business Environment. The Bank’s financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. U.S. real gross domestic product ("GDP") decreased at an annual inflation and seasonally-adjusted rate of 0.9% in the second quarter of 2022, according to the advance estimate reported by the Bureau of Economic Analysis (BEA), following an annualized decrease of 1.6% in the first quarter of 2022, as revised by the BEA. The first quarter GDP was the weakest since the spring of 2020, when the COVID-19 pandemic and related shutdowns drove the U.S. economy into a deep-albeit short-recession. In the second quarter, the housing market rapidly cooled under rising interest rates and high inflation took steam out of business and consumer spending. The two straight quarters of declining economic output met a commonly used definition of a recession.

However, the labor market remained very tight and a key source of economic strength. Hiring gains in June held near the previous three months. Jobless claims - a proxy for layoffs - ticked up in recent months but remained near historic lows as employers clung to employees amid a shortage of available workers. In July 2022, the Bureau of Labor Statistics reported that the U.S. unemployment rate remained at 3.6% in June 2022, down from 3.9% in December 2021, but still just slightly above the half-century low reached before the pandemic hit in early 2020. High inflation, though, cut into households' purchasing power. Consumer prices rose 9.1% in June from a year earlier, a four-decade high, driven by a big jump in gasoline prices, while increases in shelter and food prices were also major contributors.

Conditions in U.S. Housing Markets. Conditions in the U.S. housing markets primarily affect the Bank through the creation of demand for, and yield on, advances and mortgage loans, as well as the yield on investments in MBS.

In the second quarter 2022, the housing market rapidly cooled as record prices and higher mortgage rates weighed on home sales. Existing-home sales decreased in June 2022, marking five consecutive months of declines, according to the National Association of Realtors. Year-over-year sales in June fell 14.2%. The median sales price of an existing home climbed in June by 13.4% from a year earlier, reaching the highest level since related records began in 1999. Home prices consistently moved upward as supply remained tight. Total housing inventory at the end of June was enough to cover three months of sales, the highest in nearly two years but still historically low. According to Freddie Mac, the average commitment rate for a 30-year, conventional, fixed-rate mortgage was 5.52% in June 2022, compared to 2.98% in June 2021. With sustained price appreciation and higher mortgage rates, affordability continued to be a challenge for potential home buyers. Residential construction in the U.S. slowed, as housing starts fell in June for the second straight month and the number of building permits issued declined.

Interest Rate Levels and Volatility. At its meetings on May 4, 2022 and June 15, 2022, the FOMC noted that inflation remained elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures. To achieve its goals of maximum employment and inflation at the rate of 2% over the longer run, the FOMC decided to raise the target range for the federal funds rate in March 2022 to 0.75% to 1.0% and in June to 1.50% to 1.75%. In addition, the FOMC began reducing its holdings of Treasury securities and Agency debt and Agency MBS on June 1, 2022.

The following table presents certain key interest rates.

	Average for Three Months Ended		Six-Month Average		Period End
	June 30,		June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Federal Funds Effective	0.76%	0.07%	0.44%	0.07%	1.58%	0.07%
SOFR	0.71%	0.02%	0.40%	0.03%	1.50%	0.05%
Overnight LIBOR	0.77%	0.07%	0.44%	0.07%	1.58%	0.06%
1-week OIS	0.84%	0.07%	0.49%	0.07%	1.59%	0.08%
3-month LIBOR	1.54%	0.16%	1.02%	0.18%	2.29%	0.21%
3-month U.S. Treasury yield	1.07%	0.02%	0.69%	0.03%	1.67%	0.04%
2-year U.S Treasury yield	2.72%	0.17%	2.09%	0.15%	2.96%	0.73%
10-year U.S. Treasury yield	2.93%	1.58%	2.44%	1.45%	3.02%	1.51%

The level and volatility of interest rates during the three and six months ended June 30, 2022 were affected by several factors, principally efforts by the Federal Reserve to raise interest rates and tighten monetary policy to combat high inflation.

At its meeting on July 27, 2022, the FOMC again indicated that inflation remained elevated, reflecting supply and demand imbalances. It also noted that Russia's war with Ukraine and related events were creating additional upward pressure on inflation and were weighing on global economic activity. Therefore, it remains highly attentive to inflation risks. To achieve its goals, the FOMC decided to raise the target range for the federal funds rate to 2.25% to 2.50%. It anticipated that ongoing increases in the target range will be appropriate.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net interest income	$64	$57	$7	11%	$128	$132	$(4)	(3)%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	64	57	7	11%	128	132	(4)	(3)%
Other income (loss)	(2)	(10)	8		(9)	(23)	14
Other expenses	26	28	(2)		51	57	(6)
Income before assessments	36	19	17	88%	68	52	16	29%
AHP assessments	4	2	2		7	5	2
Net income	32	17	15	89%	61	47	14	30%
Total other comprehensive income (loss)	(45)	13	(58)		(119)	88	(207)

Total comprehensive income (loss)	$(13)	$30	$(43)	(141)%	$(58)	$135	$(193)	(143)%

The increase in net income for the three months ended June 30, 2022 compared to the corresponding period in the prior year was primarily due to lower amortization of mortgage purchase premiums, resulting from lower prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, each driven by the increase in market interest rates, partially offset by declines in the fair values of the investments indirectly funding certain employee benefit plans.

The increase in net income for the six months ended June 30, 2022 compared to the corresponding period in the prior year was primarily due to lower amortization of mortgage purchase premiums, resulting from lower prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, each driven by the increase in market interest rates, partially offset by net hedging losses on qualifying fair-value hedging relationships and declines in the fair values of the investments indirectly funding certain employee benefit plans.

The decrease in total OCI for the three and six months ended June 30, 2022 compared to the corresponding periods in the prior year was substantially due to unrealized losses on AFS securities, in particular investments in MBS, driven by the increase in market interest rates. However, our AFS securities remained in a net unrealized gain position at June 30, 2022.

The following table presents return on average assets and return on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios	2022	2021	2022	2021
Return on average assets	0.21%	0.11%	0.20%	0.14%
Return on average equity	3.71%	1.94%	3.48%	2.66%

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

Non-GAAP financial measures are not audited. In addition, non-GAAP financial measures have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While management believes that adjusted net income is helpful in understanding the Bank's performance, this measure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analyses of earnings reported in accordance with GAAP.

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income	2022	2021	2022	2021
GAAP net income	$32.3	$17.1	$60.9	$47.0
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	6.8	5.6	4.8	(13.0)
Amortization/accretion of (gains) losses on ineffective and discontinued fair-value hedging relationships (2)	17.3	7.5	34.1	12.9
Trading (gains) losses, net of economic hedging gains (losses) (3)	(0.8)	10.1	(0.7)	19.1
Net unrealized (gains) losses on other economic hedges	(1.5)	0.1	0.3	0.5
Interest expense on MRCS	0.3	0.9	0.5	2.0
Total adjustments	22.1	24.2	39.0	21.5

AHP assessments on adjustments	(2.2)	(2.3)	(3.8)	(1.9)

Adjusted net income (non-GAAP measure)	$52.2	$39.0	$96.1	$66.6

(1)     Changes in fair value on hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments on hedged items.
(3)     Includes both (i) unrealized (gains) losses on trading securities and (ii) realized (gains) losses on maturities and sales of trading securities.

Adjusted net income for the three months ended June 30, 2022 was $52.2 million, an increase of $13.2 million compared to the corresponding period in the prior year. The increase was primarily due to lower accelerated amortization of mortgage purchase premiums, resulting from lower prepayments, higher interest spreads, and higher earnings on the portion of the Bank's assets funded by its capital, partially offset by declines in the fair values of the investments indirectly funding certain employee benefit plans.

Adjusted net income for the six months ended June 30, 2022 was $96.1 million, an increase of $29.5 million compared to the corresponding period in the prior year. The increase was primarily due to lower accelerated amortization of mortgage purchase premiums, resulting from lower prepayments, and higher interest spreads, partially offset by declines in the fair values of the investments indirectly funding certain employee benefit plans and lower earnings on trading securities.

Changes in Financial Condition for the Six Months Ended June 30, 2022. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2022	December 31, 2021	$ Change	% Change
Advances	$30,507	$27,498	$3,009	11%
Mortgage loans held for portfolio, net	7,730	7,616	114	1%
Cash and short-term investments (1)	7,381	7,048	333	5%
Investment securities and other assets (2)	18,648	17,843	805	5%
Total assets	$64,266	$60,005	$4,261	7%

Consolidated obligations	$59,050	$54,478	$4,572	8%
MRCS	46	50	(4)	(10)%
Other liabilities	1,693	1,921	(228)	(12)%
Total liabilities	60,789	56,449	4,340	8%

Capital stock	2,251	2,246	5	—%
Retained earnings (3)	1,212	1,177	35	3%
AOCI	14	133	(119)	(89)%
Total capital	3,477	3,556	(79)	(2)%

Total liabilities and capital	$64,266	$60,005	$4,261	7%

Total regulatory capital (4)	$3,509	$3,473	$36	1%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at June 30, 2022 and December 31, 2021 of $299 million and $287 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at June 30, 2022 were $64.3 billion, a net increase of $4.3 billion, or 7%, from December 31, 2021, driven primarily by a net increase in advances outstanding.

Advances outstanding at June 30, 2022, at carrying value, totaled $30.5 billion, a net increase of $3.0 billion, or 11%, from December 31, 2021. The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies increased by 16% and 9%, respectively.

Mortgage loans held for portfolio at June 30, 2022 totaled $7.7 billion, a net increase of $114 million, or 1%, from December 31, 2021, as the Bank's purchases exceeded principal repayments by borrowers.
The liquidity portfolio, which consists of cash and short-term investments as well as U.S. Treasury obligations, at June 30, 2022 totaled $11.4 billion, a net increase of $425 million, or 4%, from December 31, 2021. Cash and short-term investments increased by $333 million, or 5%, to $7.4 billion. U.S. Treasury obligations, classified as trading securities, increased by $92 million, or 2%, to $4.0 billion. As a result, cash and short-term investments represented 65% of the liquidity portfolio at June 30, 2022, while U.S. Treasury obligations represented 35%.

FHLBank Indianapolis' consolidated obligations outstanding at June 30, 2022 totaled $59.0 billion, a net increase of $4.6 billion, or 8%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at June 30, 2022 was $3.5 billion, a net decrease of $79 million, or 2%, from December 31, 2021, primarily due to other comprehensive losses.
The Bank's regulatory capital-to-assets ratio at June 30, 2022 was 5.46%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2022, demand by our members for advances has increased in response to loan growth significantly outpacing their deposit growth, rising market interest rates, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment. However, if the anticipated merger of Flagstar Bank, historically one of our largest and most active borrowers, into a non-member depository institution results in repayment of their outstanding advances this year, we expect total advances outstanding at December 31, 2022 to approximate the balance outstanding at December 31, 2021.

Our net income for the six months ended June 30, 2022 was $60.9 million, an increase of $13.9 million compared to the corresponding period in the prior year. Based primarily on wider mortgage spreads, substantially resulting from lower loan prepayments, and higher earnings on the portion of the Bank's floating-rate assets funded by its capital, we expect a similar level of net income for the second half of the year. Such level of earnings in 2022 would be significantly higher than earnings in 2021, and would lead to significantly higher allocations to our AHP.

However, the ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,223	$14	0.76%	$7,219	$1	0.05%
Investment securities (3)	18,060	56	1.24%	19,607	43	0.89%
Advances (4)	27,455	68	0.99%	29,010	28	0.39%
Mortgage loans held for portfolio (4) (5)	7,736	51	2.67%	7,875	40	2.04%
Other assets (interest-earning) (6)	1,458	3	0.73%	731	—	0.07%
Total interest-earning assets	61,932	192	1.24%	64,442	112	0.70%
Other assets (7)	(413)			571
Total assets	$61,519			$65,013

Liabilities and Capital:
Interest-bearing deposits	$1,215	2	0.51%	$1,694	—	0.01%
Discount notes	17,102	27	0.62%	16,497	2	0.04%
CO bonds (4)	39,146	99	1.02%	42,319	52	0.50%
MRCS	46	—	2.37%	233	1	1.60%
Total interest-bearing liabilities	57,509	128	0.89%	60,743	55	0.37%
Other liabilities	512			716
Total capital	3,498			3,554
Total liabilities and capital	$61,519			$65,013

Net interest income		$64			$57

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.35%			0.33%

Net interest margin (8)			0.41%			0.36%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$6,638	$15	0.47%	$7,757	$2	0.05%
Investment securities (3)	17,826	92	1.03%	19,817	99	1.01%
Advances (4)	26,963	102	0.77%	29,317	65	0.44%
Mortgage loans held for portfolio (4) (5)	7,697	99	2.60%	8,077	80	2.01%
Other assets (interest-earning) (6)	1,136	3	0.52%	816	—	0.07%
Total interest-earning assets	60,260	311	1.04%	65,784	246	0.76%
Other assets (7)	(71)			743
Total assets	$60,189			$66,527

Liabilities and Capital:
Interest-bearing deposits	$1,281	1	0.26%	$1,602	—	0.01%
Discount notes	14,978	30	0.41%	17,629	6	0.07%
CO bonds (4)	39,785	151	0.76%	42,770	106	0.50%
MRCS	47	1	2.20%	238	2	1.73%
Total interest-bearing liabilities	56,091	183	0.66%	62,239	114	0.37%
Other liabilities	571			727
Total capital	3,527			3,561
Total liabilities and capital	$60,189			$66,527

Net interest income		$128			$132

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.38%			0.39%

Net interest margin (8)			0.43%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

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

The increase in net interest income for the three months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to lower amortization of mortgage purchase premium, resulting from lower prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, partially offset by lower net interest income on trading securities. Net interest income for the three months ended June 30, 2022 included net hedging losses of $7 million, compared to net hedging losses for the corresponding period in 2021 of $6 million.

The decrease in net interest income for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to lower net interest income on trading securities and net hedging losses partially offset by lower amortization of mortgage purchase premium, resulting from lower prepayments, and higher earnings on the portion of the Bank's assets funded by its capital. Net interest income for the six months ended June 30, 2022 included net hedging losses of $5 million, compared to net hedging gains for the corresponding period in 2021 of $13 million.

In general, the Bank holds the derivatives and associated hedged items to the maturity, call, or put date. As a result, nearly all of the gains and losses on these financial instruments are expected to reverse over the remaining contractual terms of the hedged items.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended June 30, 2022 was 1.24%, an increase of 54 bps compared to the corresponding period in 2021. The yield on advances and investment securities increased due primarily to increasing market interest rates. The yield on mortgage loans held for portfolio increased due to lower amortization of purchase premium resulting from lower prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended June 30, 2022 was 0.89%, an increase of 52 bps due primarily to an increase in market interest rates. The net effect was a slight increase in the overall net interest spread under GAAP compared to the corresponding period in 2021.

The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the six months ended June 30, 2022 was 1.04%, an increase of 28 bps compared to the corresponding period in 2021. The yield on advances and investment securities increased due primarily to an increase in market interest rates. The yield on mortgage loans held for portfolio increased due to lower amortization of purchase premium resulting from lower prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the six months ended June 30, 2022 was 0.66%, an increase of 29 bps due primarily to an increase in market interest rates, and hedging losses, on our consolidated obligations. The net effect was a slight decrease in the overall net interest spread under GAAP compared to the corresponding period in 2021.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended June 30, 2022 decreased by 4% compared to the corresponding period in 2021. The average balances of investment securities and advances decreased by 8% and 5%, respectively, reflecting net principal paydowns. The decrease in average interest-bearing liabilities exceeded the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 20%.

The average balances outstanding of interest-earning assets for the six months ended June 30, 2022 decreased by 8% compared to the corresponding period in 2021. The average balances of investment securities and advances decreased by 10% and 8%, respectively, reflecting net principal paydowns. The decrease in average interest-bearing liabilities exceeded the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 18%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities (1)	$(11)	$(13)	$(18)	$(29)
Net realized gains (losses) on trading securities (2)	(3)	(1)	(20)	2
Net gains (losses) on trading securities	(14)	(14)	(38)	(27)

Net gains (losses) on derivatives hedging trading securities	17	3	41	8
Net interest settlements on derivatives (3)	1	(3)	(1)	(8)
Net gains (losses) on other derivatives not designated as hedging instruments	(1)	—	(3)	(1)
Net gains (losses) on derivatives	17	—	37	(1)

Change in fair value of investments indirectly funding certain employee benefit plans	(6)	3	(10)	4
Other, net	1	1	2	1

Total other income (loss)	$(2)	$(10)	$(9)	$(23)

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

The decrease in total other loss for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 was primarily due to increases in the fair values of swaps hedging trading securities, partially offset by declines in the fair values of the investments indirectly funding certain employee benefit plans.

Net Gains (Losses) on Trading Securities. The following table presents the net impact of trading securities on income before assessments ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Earnings Components of Trading Securities	2022	2021	2022	2021
Net interest income (1)	$1	$14	$5	$28

Other income:
Net unrealized gains (losses)	(11)	(13)	(18)	(29)
Net realized gains (losses)	(3)	(1)	(20)	2
Net interest settlements on derivatives	2	(2)	—	(8)
Change in fair value of derivatives	17	3	41	8

Other income (loss), net	5	(13)	3	(27)

Net impact of trading securities on income before assessments	$6	$1	$8	$1

(1)    Includes an estimated allocation of interest expense.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2022	2021	2022	2021
Compensation and benefits	$13	$14	$26	$30
Other operating expenses	8	7	15	15
Finance Agency and Office of Finance	3	3	6	6
Other, net	2	4	4	6

Total other expenses	$26	$28	$51	$57

The net decrease in total other expenses for the three months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to a decrease in other net expenses, primarily due to lower non-service costs associated with our SERP.

The net decrease in total other expenses for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to a decrease in compensation and benefits and a decrease in other net expenses. The decrease in compensation and benefits was primarily due to a decrease in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, and excise tax refunds received in the three months ended March 31, 2022. The decrease in other net expenses was primarily due to lower non-service costs associated with our SERP.

AHP Assessments. For the three and six months ended June 30, 2022 , our required AHP expense was $4 million and $7 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three and six months ended June 30, 2022 consisted primarily of net unrealized losses on AFS securities, compared to net unrealized gains on AFS securities for the corresponding periods in 2021. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2022	2021	2022	2021
Net interest income	$51	$53	$103	$128
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	(2)	(10)	(9)	(23)
Other expenses	22	24	44	49
Income before assessments	27	19	50	56
AHP assessments	3	2	5	5

Net income	$24	$17	$45	$51

The increase in net income for the traditional segment for the three months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven by the increase in market interest rates, partially offset by declines in the fair values of the investments indirectly funding certain employee benefit plans.

The decrease in net income for the traditional segment for the six months ended June 30, 2022 compared to the corresponding period in 2021 was primarily due to net hedging losses on qualifying fair-value hedging relationships and declines in the fair values of investments indirectly funding certain employee benefit plans, partially offset by higher earnings on the portion of the Bank's assets funded by its capital, driven by the increase in market interest rates.

Interest income on trading securities is recorded in net interest income, while the impact of purchase discount (premium) is recorded in other income through mark-to-market gains (losses) on trading securities. Net interest settlements on derivatives hedging trading securities are also recorded in other income.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2022	2021	2022	2021
Net interest income	$13	$4	$25	$4
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	—
Other expenses	4	4	7	8
Income (loss) before assessments	9	—	18	(4)
AHP assessments (credits)	1	—	2	—

Net income (loss)	$8	$—	$16	$(4)

The increase in net income for the mortgage loans segment for the three and six months ended June 30, 2022 compared to the corresponding periods in 2021 was substantially due to lower amortization of mortgage purchase premiums resulting from lower prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2022		December 31, 2021
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$30,507	47%	$27,498	46%
Mortgage loans held for portfolio, net	7,730	12%	7,616	13%
Cash and short-term investments	7,381	12%	7,048	12%
Trading securities	4,039	6%	3,947	7%
Other investment securities	14,074	22%	13,474	22%
Other assets (1)	535	1%	422	—%

Total assets	$64,266	100%	$60,005	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of June 30, 2022 were $64.3 billion, a net increase of $4.3 billion, or 7%, compared to December 31, 2021, primarily driven by a net increase in advances outstanding. The mix of our assets at June 30, 2022 changed slightly compared to December 31, 2021 in that advances as a percent of total assets increased from 46% to 47%, reflecting primarily the increased use of short-term advances by our members.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2022 at carrying value totaled $30.5 billion, a net increase of $3.0 billion, or 11%, compared to December 31, 2021. This increase reflects higher demand by our members for advances in response to their loan growth significantly outpacing their deposit growth, rising market interest rates, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment.
Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Advances to depository institutions, as a percent of total advances outstanding at par value, were 55% at June 30, 2022, while advances to insurance companies were 45%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2022		December 31, 2021
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$14,055	46%	$12,199	45%
Credit unions	2,674	9%	2,199	8%
Former members - depositories	224	—%	225	1%
Total depository institutions	16,953	55%	14,623	54%

Insurance companies:
Captive insurance companies (1)	263	1%	263	1%
Other insurance companies	13,624	44%	12,419	45%
Former members - other insurance companies	5	—%	5	—%
Total insurance companies	13,892	45%	12,687	46%

CDFIs	—	—%	—	—%

Total advances outstanding	$30,845	100%	$27,310	100%

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

	June 30, 2022		December 31, 2021
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$12,593	41%	$7,670	29%
Due after 1 through 5 years	5,437	18%	5,708	21%
Due after 5 through 15 years	978	3%	752	3%
Thereafter	2	—%	2	—%
Total	19,010	62%	14,132	53%

Callable or prepayable
Due in 1 year or less	2	—%	—	—%
Due after 1 through 5 years	—	—%	2	—%
Due after 5 through 15 years	5	—%	5	—%
Thereafter	—	—%	—	—%
Total	7	—%	7	—%

Putable
Due in 1 year or less	250	1%	—	—%
Due after 1 through 5 years	1,883	6%	2,289	8%
Due after 5 through 15 years	4,038	13%	5,747	21%
Thereafter	—	—%	—	—%
Total	6,171	20%	8,036	29%

Other (1)
Due in 1 year or less	50	—%	50	—%
Due after 1 through 5 years	54	—%	64	—%
Due after 5 through 15 years	32	—%	24	—%
Thereafter	16	—%	3	—%
Total	152	—%	141	—%

Total fixed-rate	25,340	82%	22,316	82%

Variable-rate:
Without call or put options
Due in 1 year or less	256	1%	18	—%
Due after 1 through 5 years	167	1%	167	1%
Due after 5 through 15 years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	423	2%	185	1%

Callable or prepayable
Due in 1 year or less	221	1%	126	—%
Due after 1 through 5 years	2,965	9%	2,831	10%
Due after 5 through 15 years	1,443	5%	1,297	5%
Thereafter	355	1%	555	2%
Total	4,984	16%	4,809	17%

Total variable-rate	5,407	18%	4,994	18%

Overdrawn demand and overnight deposit accounts	98	—%	—	—%

Total advances	$30,845	100%	$27,310	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.

During the six months ended June 30, 2022, the par value of advances due in one year or less increased by 71%, while advances due after one year decreased by 11%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 44% at June 30, 2022, an increase from 29% at December 31, 2021. However, during the three months ended June 30, 2022, in response to the Bank exercising its option on certain long-term putable advances, several members replaced that funding with short-term advances without put options. Based on the earlier of the redemption date or the next put date, advances due in one year or less increased by 27%, while advances due after one year decreased by less than 1%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 55% at June 30, 2022, an increase from 49% at December 31, 2021. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at June 30, 2022, at carrying value, totaled $7.7 billion, a net increase of $114 million, or 1%, from December 31, 2021, as the Bank's purchases exceeded principal repayments. For the six months ended June 30, 2022, purchases of mortgage loans under Advantage MPP totaled $772 million, while MPP and MPF program repayments totaled $600 million.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	June 30, 2022	December 31, 2021	Change
Cash and short-term investments:
Cash and due from banks	$60	$868	$(808)
Interest-bearing deposits	325	100	225
Securities purchased under agreements to resell	4,500	3,500	1,000
Federal funds sold	2,496	2,580	(84)
Total cash and short-term investments	7,381	7,048	333

Trading securities:
U.S. Treasury obligations	4,039	3,947	92
Total trading securities	4,039	3,947	92

Other investment securities:
AFS securities:
U.S. Treasury obligations	2,106	—	2,106
GSE and TVA debentures	2,086	2,697	(611)
GSE multifamily MBS	6,005	6,463	(458)
Total AFS securities	10,197	9,160	1,037

HTM securities:
Other U.S. obligations single-family MBS	2,522	2,626	(104)
GSE single-family MBS	722	816	(94)
GSE multifamily MBS	633	872	(239)
Total HTM securities	3,877	4,314	(437)

Total investment securities	18,113	17,421	692

Total cash and investments, carrying value	$25,494	$24,469	$1,025

Cash and Short-Term Investments. Cash and short-term investments at June 30, 2022 totaled $7.4 billion, an increase of $333 million, or 5%, from December 31, 2021. Cash and short-term investments as a percent of total assets at June 30, 2022 and December 31, 2021 totaled 12%. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions and, in particular at June 30, 2022, the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. We purchase U.S. Treasury obligations as trading securities to enhance the Bank's liquidity. Such securities outstanding at June 30, 2022 totaled $4.0 billion, an increase of $92 million, or 2%, from December 31, 2021.

As a result, the liquidity portfolio at June 30, 2022 totaled $11.4 billion, an increase of $425 million, or 4%, from December 31, 2021.

Other Investment Securities. AFS securities at June 30, 2022 totaled $10.2 billion, a net increase of $1.0 billion, or 11%, from December 31, 2021. The increase resulted from purchases of longer-term U.S. Treasury obligations, partially offset by principal payments on Agency debentures and MBS.

Net unrealized gains on AFS securities at June 30, 2022 totaled $32 million, a net decrease of $120 million compared to December 31, 2021, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2022 totaled $3.9 billion, a net decrease of $436 million, or 10%, from December 31, 2021. The decrease resulted from principal payments on these securities, partially offset by purchases of MBS.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2022		December 31, 2021
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Total fixed-rate trading securities	$4,039	100%	$3,947	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS (1) and HTM securities:
Total fixed-rate	$10,375	74%	$9,226	69%
Total variable-rate	3,667	26%	4,096	31%

Total AFS and HTM securities	$14,042	100%	$13,322	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2022 changed slightly from December 31, 2021, primarily due to purchases of fixed-rate U.S. Treasury obligations. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at June 30, 2022 were $60.8 billion, a net increase of $4.3 billion, or 8%, from December 31, 2021, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at June 30, 2022 were $908 million, a net decrease of $459 million, or 34%, from December 31, 2021. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at June 30, 2022 totaled $59.0 billion, a net increase of $4.6 billion, or 8%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2022		December 31, 2021
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$19,617	32%	$12,118	22%
CO bonds	8,950	15%	14,357	26%
Total due in 1 year or less	28,567	47%	26,475	48%
Long-term CO bonds	32,001	53%	28,193	52%

Total consolidated obligations	$60,568	100%	$54,668	100%

The mix of our funding due in 1 year or less changed as discount notes increased and CO bonds decreased, partially due to the increase in short-term advances. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2022	December 31, 2021
Advances	$21,037	$21,084
AFS securities	15,570	13,356
Mortgage loans MDCs	64	194
CO bonds	28,284	21,177

Total notional outstanding	$64,955	$55,811

The increase in the total notional amount outstanding during the six months ended June 30, 2022 of $9.1 billion, or 16%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in long-term callable CO bonds, and an increase in fixed-rate AFS securities, driven primarily by the purchase of U.S. Treasury obligations.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

June 30, 2022	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(345)	$(577)	$1,530	$608
Estimated fair value of associated derivatives, net	344	869	(1,539)	(326)

Net cumulative fair-value hedging basis adjustments	$(1)	$292	$(9)	$282

Total Capital. Total capital at June 30, 2022 was $3.5 billion, a net decrease of $79 million, or 2%, from December 31, 2021, primarily due to other comprehensive losses, which substantially resulted from unrealized losses on investments in MBS, driven by the increase in market interest rates.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2022	December 31, 2021
Capital stock	65%	63%
Retained earnings	35%	33%
AOCI	—%	4%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2022 compared to December 31, 2021 were primarily due to a decrease in net unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2022	December 31, 2021
Total GAAP capital	$3,477	$3,556
Exclude: AOCI	(14)	(133)
Add: MRCS	46	50
Total regulatory capital	$3,509	$3,473
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at June 30, 2022 totaled $7.4 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at June 30, 2022 totaled $4.0 billion and consisted solely of U.S. Treasury obligations. As a result, our liquidity portfolio at June 30, 2022 totaled $11.4 billion, or 18% of total assets. The level of our liquidity fluctuates and is influenced by regulatory requirements, actual and anticipated member advance activity and market conditions and opportunities.

During the six months ended June 30, 2022, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $380.1 billion.

Changes in Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2022 was $935 million, compared to net cash provided by operating activities for the six months ended June 30, 2021 of $154 million. The net change in cash provided by operating activities of $777 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	June 30, 2022		December 31, 2021
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,110	48%	$1,126	49%
Credit unions	332	15%	309	13%
Total depository institutions	1,442	63%	1,435	62%
Insurance companies	809	35%	811	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,251	98%	2,246	97%

MRCS:
Captive insurance companies (1)	12	1%	12	1%
Other former members	34	1%	38	2%
Total MRCS	46	2%	50	3%

Total regulatory capital stock	$2,297	100%	$2,296	100%

(1)    Represents captive insurance companies whose membership was terminated on February 19, 2021. On that date, we repurchased their excess stock of $18 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	June 30, 2022	December 31, 2021
Member capital stock not subject to outstanding redemption requests	$636	$798
Member capital stock subject to outstanding redemption requests	—	14
MRCS	23	28

Total excess capital stock	$659	$840

Excess stock as a percentage of regulatory capital stock	29%	37%

The decrease in excess stock during the six months ended June 30, 2022 resulted from repurchases totaling $167 million to comply with our capital plan as a result of our regulatory capital ratio exceeding 6.0% at January 31, 2022.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average dividend rate (1)	2.47%	2.57%	2.39%	2.53%
Dividend payout ratio (2)	41.10%	81.59%	43.15%	59.42%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, excluding MRCS.
(2)    Dividends paid in cash during the period divided by net income for the period.

On July 28, 2022, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 4.75% and on Class B-1 non-activity-based stock at an annualized rate of 1.25%, resulting in a spread between the rates of 3.50 percentage points. The overall weighted-average annualized rate paid was 3.42%. The dividends were paid in cash on July 29, 2022.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at June 30, 2022 and December 31, 2021 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2022	December 31, 2021
Credit risk	$160	$155
Market risk	777	684
Operational risk	281	252

Total risk-based capital requirement	$1,218	$1,091

Permanent capital	$3,509	$3,473

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, option-adjusted spreads and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at June 30, 2022 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments.

Finance Agency Directorship Designations. The Director of the Finance Agency annually determines the size of the board of directors for each FHLBank, with the designation of member directorships based on the amount of FHLBank stock required to be held by members in each state. On June 1, 2022, the Finance Agency notified us that our board of directors would be comprised of eight member directorships and seven independent directorships beginning January 1, 2023. This will be a reduction of one member directorship and one independent directorship. The following table provides further detail on the changes.

Director Composition	June 30, 2022	January 1, 2023
Member directors:
Indiana	5	5
Michigan	4	3
Total member directors	9	8
Independent directors	8	7

Total directors	17	15

Finance Agency Director's Testimony to the House Financial Services Committee on a Planned Review of the FHLBank System. On July 20, 2022, Finance Agency Director Thompson gave testimony to the House Financial Services Committee indicating that the Finance Agency intends to review the FHLBank System. Director Thompson's testimony indicated that the Finance Agency plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. The Director's testimony also indicated that the review would examine matters ranging from the FHLBank System's membership base, operational efficiency, and effectiveness to more foundational questions about mission, purpose and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from these events, and how these events will ultimately impact us or the FHLBank System as a whole.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022, the Board of Governors of the Federal Reserve System ("Board") published a proposed rule with a comment deadline of August 29, 2022 that would implement the Adjustable Interest Rate (LIBOR) Act. The proposed rule would provide default rules for certain contracts ("covered contracts") that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The LIBOR replacement date is currently July 3, 2023. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. We are reviewing the proposed rule, however it is not possible to determine the extent to which the rule will be adopted as proposed and, as a result, the impact the final rule may have on us.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, FINRA filed a proposed rule with the SEC that will extend the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include TBAs. These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2022, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 47% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

June 30, 2022	AA	A	Total
Domestic	$—	$910	$910
Australia	1,110	—	1,110
Canada	—	801	801
Total unsecured credit exposure	$1,110	$1,711	$2,821

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream. At June 30, 2022, these investments totaled 293% of total regulatory capital.

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

June 30, 2022	AA	A	Total
Short-term investments:
Interest-bearing deposits	$—	$325	$325
Securities purchased under agreements to resell	4,500	—	4,500
Federal funds sold	1,110	1,386	2,496
Total short-term investments	5,610	1,711	7,321

Trading securities:
U.S. Treasury obligations	4,039	—	4,039
Total trading securities	4,039	—	4,039

Other investment securities:
U.S. Treasury obligations	2,106	—	2,106
GSE and TVA debentures	2,086	—	2,086
GSE MBS	7,360	—	7,360
Other U.S. obligations - guaranteed RMBS	2,522	—	2,522
Total other investment securities	14,074	—	14,074

Total investments, carrying value	$23,723	$1,711	$25,434

Percentage of total	93%	7%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$4	$232	$236	$4	$227	$231
Additions	—	4	4	—	9	9
Claims paid	—	—	—	—	—	—
Distributions to PFIs	(2)	(3)	(5)	(2)	(3)	(5)
Liability, end of period	$2	$233	$235	$2	$233	$235

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

June 30, 2022	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$89	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives - A	31,712	(1,012)	1,088	76
Uncleared derivatives - BBB	2,801	(102)	111	9
Cleared derivatives (1)	26,918	(71)	311	240
Total derivative positions with credit exposure to non-member counterparties	61,520	(1,184)	1,510	326
Total derivative positions with credit exposure to member institutions (2)	19	—	—	—
Subtotal - derivative positions with credit exposure	61,539	$(1,184)	$1,510	$326
Derivative positions without credit exposure	3,416

Total derivative positions	$64,955

(1)    Represents derivative transactions cleared by two Clearinghouses (one rated AA- and the other unrated). The net credit exposure to the Clearinghouse rated AA- is $237 million. The net credit exposure to the unrated Clearinghouse is $3 million.
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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

June 30, 2022	Down 200 (1)	Down 100 (1)	Base	Up 100	Up 200
MVE	$3,375	$3,352	$3,311	$3,275	$3,249
Percent change in MVE from base	1.9%	1.2%	—%	(1.1)%	(1.9)%
MVE/book value of equity	95.8%	95.2%	94.0%	93.0%	92.2%
Duration of equity	0.3	1.0	1.2	1.0	0.7

December 31, 2021
MVE	$3,599	$3,485	$3,530	$3,556	$3,543
Percent change in MVE from base	2.0%	(1.3)%	—%	0.7%	0.4%
MVE/book value of equity	99.8%	96.6%	97.9%	98.6%	98.2%
Duration of equity	0.9	1.7	(1.3)	(0.1)	0.6

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

The changes in those key metrics from December 31, 2021 resulted primarily from the changes in market values of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at June 30, 2022 and December 31, 2021 was 0.03% and (0.11)% , respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2021 Form 10-K.

Replacement of the LIBOR Benchmark Interest Rate

We continue to implement our transition plan that has reduced our exposure to the risks arising from the cessation of the publication of LIBOR and has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. As a result, we do not expect the replacement of LIBOR by June 30, 2023 to have a material adverse impact on the Bank's business, results of operations or financial condition.

For more information, see Item 1A. Risk Factors - Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations. and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2021 Form 10-K.

The following table presents our LIBOR-rate indexed financial instruments outstanding at June 30, 2022 and December 31, 2021 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
June 30, 2022	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$24	$48	$2,240	$2,312	7%
MBS, par value (2)	—	—	2,306	2,306	22%
Total	$24	$48	$4,546	$4,618

Interest-rate swaps - receive leg, notional (2):
Cleared	$648	$760	$2,196	$3,604	13%
Uncleared	105	314	3,308	3,727	10%
Total	$753	$1,074	$5,504	$7,331

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$2,230	$2,200	$300	$4,730	18%
Total	$2,230	$2,200	$300	$4,730

Other derivatives, notional:
Interest-rate caps held (2)	$—	$—	$611	$611	100%

December 31, 2021
Assets:
Advances, par value (1)	$134	$48	$2,259	$2,441	9%
MBS, par value (2)	—	—	2,669	2,669	25%
Total	$134	$48	$4,928	$5,110

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,366	$767	$2,336	$4,469	20%
Uncleared	320	314	6,176	6,810	21%
Total	$1,686	$1,081	$8,512	$11,279

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$3,134	$1,150	$—	$4,284	19%
Total	$3,134	$1,150	$—	$4,284

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

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

As of June 30, 2022, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

10.1*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on April 28, 2022, effective as of January 1, 2022, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on May 3, 2022

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2022	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer