Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Indianapolis
filed 2022-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2022
Class A Stock, par value $100	—
Class B Stock, par value $100	24,066,625

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2022	December 31, 2021
Assets:
Cash and due from banks	$22,361	$867,880
Interest-bearing deposits (Note 3)	478,042	100,041
Securities purchased under agreements to resell (Note 3)	2,500,000	3,500,000
Federal funds sold (Note 3)	4,607,000	2,580,000
Trading securities (Note 3)	3,114,789	3,946,799
Available-for-sale securities (Note 3) (amortized cost of $11,280,892 and $9,007,993)	11,296,691	9,159,935
Held-to-maturity securities (Note 3) (estimated fair values of $3,900,977 and $4,322,157)	3,975,656	4,313,773
Advances (Note 4)	31,196,085	27,497,835
Mortgage loans held for portfolio, net (Note 5)	7,649,219	7,616,134
Accrued interest receivable	105,135	80,758
Derivative assets, net (Note 6)	341,195	220,202
Other assets	109,288	121,246

Total assets	$65,395,461	$60,004,603

Liabilities:
Deposits	$538,280	$1,366,397
Consolidated obligations (Note 7):
Discount notes	21,280,766	12,116,358
Bonds	39,259,698	42,361,572
Total consolidated obligations, net	60,540,464	54,477,930
Accrued interest payable	129,753	88,068
Affordable Housing Program payable (Note 8)	31,193	31,049
Derivative liabilities, net (Note 6)	16,529	12,185
Mandatorily redeemable capital stock (Note 9)	43,290	50,422
Other liabilities	532,340	422,221

Total liabilities	61,831,849	56,448,272

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 23,255,342 and 22,462,009	2,325,534	2,246,201
Retained earnings:
Unrestricted	931,063	889,869
Restricted	308,702	287,203
Total retained earnings	1,239,765	1,177,072
Total accumulated other comprehensive income (loss) (Note 10)	(1,687)	133,058

Total capital	3,563,612	3,556,331

Total liabilities and capital	$65,395,461	$60,004,603
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income:
Advances	$187,002	$20,432	$289,605	$84,716
Interest-bearing deposits	10,807	136	13,720	413
Securities purchased under agreements to resell	16,486	540	23,457	1,192
Federal funds sold	25,159	728	33,683	2,182
Trading securities	6,397	10,473	20,189	41,064
Available-for-sale securities	88,443	22,477	149,451	73,497
Held-to-maturity securities	15,250	7,694	31,794	25,367
Mortgage loans held for portfolio	52,874	44,111	152,142	124,512
Other interest income	98	—	120	—
Total interest income	402,516	106,591	714,161	352,943

Interest Expense:
Consolidated obligation discount notes	107,558	1,675	137,746	7,607
Consolidated obligation bonds	218,109	46,601	369,000	153,071
Deposits	3,866	42	5,512	122
Mandatorily redeemable capital stock	408	312	922	2,345
Total interest expense	329,941	48,630	513,180	163,145

Net interest income	72,575	57,961	200,981	189,798
Provision for (reversal of) credit losses	(8)	(16)	(68)	28

Net interest income after provision for credit losses	72,583	57,977	201,049	189,770

Other Income:
Net realized losses from sales of held-to-maturity securities	(1,033)	—	(1,033)	—
Net gains (losses) on trading securities	382	(8,207)	(38,033)	(35,566)
Net gains (losses) on derivatives	8,984	(1,361)	46,181	(2,013)
Other, net	(1,133)	701	(9,015)	5,968
Total other income (loss)	7,200	(8,867)	(1,900)	(31,611)

Other Expenses:
Compensation and benefits	14,681	14,570	41,048	44,420
Other operating expenses	7,680	7,352	22,530	22,041
Federal Housing Finance Agency	1,801	1,473	5,518	4,420
Office of Finance	1,170	1,493	3,668	4,718
Other	2,681	2,030	6,846	7,887
Total other expenses	28,013	26,918	79,610	83,486

Income before assessments	51,770	22,192	119,539	74,673

Affordable Housing Program assessments	5,218	2,250	12,046	7,702

Net income	$46,552	$19,942	$107,493	$66,971
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$46,552	$19,942	$107,493	$66,971

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(16,452)	(36,864)	(136,143)	41,167

Pension benefits, net	609	(5,093)	1,398	4,898

Total other comprehensive income (loss)	(15,843)	(41,957)	(134,745)	46,065

Total comprehensive income (loss)	$30,709	$(22,015)	$(27,252)	$113,036

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2022 and 2021
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711

Total comprehensive income (loss)			37,241	9,311	46,552	(15,843)	30,709

Proceeds from issuance of capital stock	747	74,699					74,699

Cash dividends on capital stock (3.42% annualized)			(18,507)	—	(18,507)		(18,507)

Balance, September 30, 2022	23,255	$2,325,534	$931,063	$308,702	$1,239,765	$(1,687)	$3,563,612

Balance, June 30, 2021	22,339	$2,233,916	$878,581	$277,832	$1,156,413	$193,424	$3,583,753

Total comprehensive income (loss)			15,954	3,988	19,942	(41,957)	(22,015)

Proceeds from issuance of capital stock	183	18,302					18,302

Redemption/repurchase of capital stock	(113)	(11,277)					(11,277)

Shares reclassified to mandatorily redeemable capital stock, net	(44)	(4,449)					(4,449)

Cash dividends on capital stock (2.35% annualized)			(13,079)	—	(13,079)		(13,079)

Balance, September 30, 2021	22,365	$2,236,492	$881,456	$281,820	$1,163,276	$151,467	$3,551,235

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2022 and 2021
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income (loss)			85,994	21,499	107,493	(134,745)	(27,252)

Proceeds from issuance of capital stock	2,412	241,218					241,218

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.73% annualized)			(44,800)	—	(44,800)		(44,800)

Balance, September 30, 2022	23,255	$2,325,534	$931,063	$308,702	$1,239,765	$(1,687)	$3,563,612

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			53,577	13,394	66,971	46,065	113,036

Proceeds from issuance of capital stock	449	44,929					44,929

Redemption/repurchase of capital stock	(113)	(11,277)					(11,277)

Shares reclassified to mandatorily redeemable capital stock, net	(47)	(4,730)					(4,730)

Cash dividends on capital stock (2.48% annualized)			(41,025)	—	(41,025)		(41,025)

Balance, September 30, 2021	22,365	$2,236,492	$881,456	$281,820	$1,163,276	$151,467	$3,551,235

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$107,493	$66,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	100,247	61,766
Changes in net derivative and hedging activities	1,123,640	87,188
Provision for (reversal of) credit losses	(68)	28
Net losses on trading securities	38,033	35,566
Net realized losses from sales of held-to-maturity securities	1,033	—
Changes in:
Accrued interest receivable	(27,406)	26,750
Other assets	8,296	(17,725)
Accrued interest payable	42,051	461
Other liabilities	12,473	19,697
Total adjustments, net	1,298,299	213,731

Net cash provided by operating activities	1,405,792	280,702

Investing Activities:
Net change in:
Interest-bearing deposits	(1,650,018)	492,551
Securities purchased under agreements to resell	1,000,000	(1,700,000)
Federal funds sold	(2,027,000)	(860,000)
Trading securities:
Proceeds from maturities	2,525,000	2,000,000
Proceeds from sales	200,000	50,006
Purchases	(1,930,219)	(1,849,689)
Available-for-sale securities:
Proceeds from maturities and paydowns	703,730	727,875
Purchases	(4,330,214)	(140,093)
Held-to-maturity securities:
Proceeds from maturities and paydowns	789,190	770,773
Proceeds from sales	63,111	—
Purchases	(384,620)	(742,571)
Advances:
Principal repayments	156,213,544	193,228,613
Disbursements to members	(160,746,988)	(189,160,818)
Mortgage loans held for portfolio:
Principal collections	824,635	2,348,187
Purchases from members	(927,167)	(1,577,038)
Purchases of premises, software, and equipment	(2,768)	(3,375)
Loans to other Federal Home Loan Banks:
Principal repayments	1,040,000	30,000
Disbursements	(1,040,000)	(30,000)

Net cash provided by (used in) investing activities	(9,679,784)	3,584,421
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Financing Activities:
Net change in deposits	(637,931)	360,803
Net payments on derivative contracts with financing elements	(592)	(11,629)
Net proceeds from issuance of consolidated obligations:
Discount notes	642,682,864	183,417,467
Bonds	13,648,088	33,114,188
Payments for matured and retired consolidated obligations:
Discount notes	(633,562,007)	(187,316,013)
Bonds	(14,729,350)	(33,075,310)
Proceeds from issuance of capital stock	241,218	44,929
Payments for redemption/repurchase of capital stock	(161,885)	(11,277)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(7,132)	(205,056)
Dividend payments on capital stock	(44,800)	(41,025)

Net cash provided by (used in) financing activities	7,428,473	(3,722,923)

Net increase (decrease) in cash and due from banks	(845,519)	142,200

Cash and due from banks at beginning of period	867,880	1,811,544

Cash and due from banks at end of period	$22,361	$1,953,744

Supplemental Disclosures:
Cash activities:
Interest payments	$334,152	$220,573
Affordable Housing Program payments	11,902	11,638
Non-cash activities:
Purchases of investment securities, traded but not yet settled	136,587	122,924
Capitalized interest on certain held-to-maturity securities	1,870	841
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2021 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2022.

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

The guidance is effective for the interim and annual periods beginning on January 1, 2023, although early adoption is permitted. We have evaluated this guidance and do not expect that, upon adoption, it will have a material impact to our financial statements or disclosures.

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

The guidance is effective for the interim and annual periods beginning on January 1, 2023, although early adoption is permitted. The transition method related to the recognition and measurement of TDRs can be applied using a modified retrospective transition method, while all other amendments are to be applied prospectively. We have evaluated this guidance and do not expect that, upon adoption, it will have a material impact to our financial statements or disclosures.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At September 30, 2022 and December 31, 2021, all of these investments were with counterparties rated single-A or above, based on the lowest long-term credit rating for each counterparty. The NRSRO ratings may differ from our internal ratings of the investments, if applicable.

Allowance for Credit Losses. At September 30, 2022 and December 31, 2021, based on our evaluation, we did not record an allowance for credit losses on any of our short-term investments.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2022	December 31, 2021
U.S. Treasury obligations	$3,114,789	$3,946,799
Total trading securities at estimated fair value	$3,114,789	$3,946,799

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) on trading securities held at period end	$(459)	$(5,793)	$(32,361)	$(19,064)
Net gains (losses) on trading securities that matured/sold during the period	841	(2,414)	(5,672)	(16,502)
Net gains (losses) on trading securities	$382	$(8,207)	$(38,033)	$(35,566)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2022	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$3,401,191	$2,195	$(1,845)	$3,401,541
GSE and TVA debentures	1,876,800	23,316	—	1,900,116
GSE multifamily MBS	6,002,901	25,388	(33,255)	5,995,034
Total AFS securities	$11,280,892	$50,899	$(35,100)	$11,296,691

December 31, 2021
GSE and TVA debentures	$2,651,571	$45,557	$(12)	$2,697,116
GSE multifamily MBS	6,356,422	109,956	(3,559)	6,462,819
Total AFS securities	$9,007,993	$155,513	$(3,571)	$9,159,935

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Includes at September 30, 2022 and December 31, 2021 net unamortized discounts totaling $278,342 and net unamortized premiums totaling $14,344, respectively. The applicable fair value hedging basis adjustments at September 30, 2022 and December 31, 2021 totaled net losses of $1,158,698 and net gains of $206,199, respectively. Excludes accrued interest receivable at September 30, 2022 and December 31, 2021 of $38,201 and $32,127, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,349,185	$(1,845)	$—	$—	$1,349,185	$(1,845)
GSE multifamily MBS	3,319,931	(24,726)	241,245	(8,529)	3,561,176	(33,255)
Total impaired AFS securities	$4,669,116	$(26,571)	$241,245	$(8,529)	$4,910,361	$(35,100)

December 31, 2021
GSE and TVA debentures	$250,145	$(12)	$—	$—	$250,145	$(12)
GSE multifamily MBS	384,015	(3,559)	—	—	384,015	(3,559)
Total impaired AFS securities	$634,160	$(3,571)	$—	$—	$634,160	$(3,571)

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

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$130,639	$131,115	$581,801	$582,240
Due after 1 through 5 years	1,552,666	1,572,748	1,494,109	1,523,600
Due after 5 through 10 years	3,594,686	3,597,794	575,661	591,276
Total non-MBS	5,277,991	5,301,657	2,651,571	2,697,116
Total MBS	6,002,901	5,995,034	6,356,422	6,462,819
Total AFS securities	$11,280,892	$11,296,691	$9,007,993	$9,159,935

Allowance for Credit Losses. At September 30, 2022 and December 31, 2021, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At September 30, 2022 and December 31, 2021, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
September 30, 2022	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,710,266	$46	$(39,954)	$2,670,358
GSE single-family	635,066	455	(31,544)	603,977
GSE multifamily	630,324	—	(3,682)	626,642
Total HTM securities	$3,975,656	$501	$(75,180)	$3,900,977

December 31, 2021
MBS:
Other U.S. obligations - guaranteed single-family	$2,626,143	$7,384	$(9,238)	$2,624,289
GSE single-family	815,924	14,424	(4,773)	825,575
GSE multifamily	871,706	779	(192)	872,293
Total HTM securities	$4,313,773	$22,587	$(14,203)	$4,322,157

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at September 30, 2022 and December 31, 2021 totaled $23,548 and $28,440, respectively.

Realized Gains and Losses. During the three and nine months ended September 30, 2022, for operational reasons, we sold a portion of our HTM MBS. Proceeds from the sales totaled $63,111, resulting in net realized losses of $1,033 determined by the specific identification method. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. There were no sales of HTM securities during the three or nine months ended September 30, 2021.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Allowance for Credit Losses. At September 30, 2022 and December 31, 2021, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from our internal ratings of the securities, if applicable.

At September 30, 2022 and December 31, 2021, based on our evaluation, we did not record an allowance for credit losses on any of our HTM securities.

Note 4 - Advances

The following table presents advances outstanding by redemption term.

	September 30, 2022		December 31, 2021
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$595	5.45	$—	—
Due in 1 year or less	13,442,261	2.56	7,863,703	0.59
Due after 1 through 2 years	2,885,580	2.54	2,684,996	2.02
Due after 2 through 3 years	2,923,665	2.19	3,536,759	1.35
Due after 3 through 4 years	1,939,319	2.23	2,931,260	1.29
Due after 4 through 5 years	2,905,339	2.70	1,908,432	1.34
Thereafter	7,746,294	2.20	8,384,458	0.82
Total advances, par value	31,843,053	2.43	27,309,608	1.03
Fair-value hedging basis adjustments, net	(654,328)		179,115
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	7,360		9,112
Total advances (1)	$31,196,085		$27,497,835

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2022 and December 31, 2021 of $27,271 and $13,075, respectively.

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Overdrawn demand and overnight deposit accounts	$595	$—	$595	$—
Due in 1 year or less	18,255,785	12,547,866	16,879,466	13,452,703
Due after 1 through 2 years	2,409,080	2,578,396	3,561,580	3,090,101
Due after 2 through 3 years	2,191,965	2,127,759	3,694,565	3,636,259
Due after 3 through 4 years	1,425,944	1,997,060	1,939,319	3,007,160
Due after 4 through 5 years	1,649,489	1,530,307	2,817,339	1,485,332
Thereafter	5,910,195	6,528,220	2,950,189	2,638,053
Total advances, par value	$31,843,053	$27,309,608	$31,843,053	$27,309,608

Advance Concentrations. At September 30, 2022 and December 31, 2021, our top five borrowers held 45% and 43%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. Based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, we have not recorded an allowance for credit losses on advances.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on mortgage loans held for portfolio by term and type.

Term	September 30, 2022	December 31, 2021
Fixed-rate long-term mortgages	$6,600,345	$6,417,543
Fixed-rate medium-term (1) mortgages	889,402	1,016,851
Total mortgage loans held for portfolio, UPB	7,489,747	7,434,394
Unamortized premiums	171,166	181,172
Unamortized discounts	(6,011)	(2,389)
Hedging basis adjustments, net	(5,483)	3,157
Total mortgage loans held for portfolio	7,649,419	7,616,334
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,649,219	$7,616,134

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at September 30, 2022 and December 31, 2021 of $29,202 and $27,977, respectively.

Type	September 30, 2022	December 31, 2021
Conventional	$7,335,937	$7,254,056
Government-guaranteed or -insured	153,810	180,338
Total mortgage loans held for portfolio, UPB	$7,489,747	$7,434,394

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

	Origination Year
Payment Status as of September 30, 2022	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$16,995	$13,374	$30,369
60-89 days	4,253	1,513	5,766
90 days or more	9,672	1,822	11,494
Total past due	30,920	16,709	47,629
Total current	2,505,288	4,940,983	7,446,271
Total conventional mortgage loans, amortized cost	$2,536,208	$4,957,692	$7,493,900

	Origination Year
Payment Status as of December 31, 2021	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,968	$12,662	$29,630
60-89 days	4,175	1,767	5,942
90 days or more	18,599	11,206	29,805
Total past due	39,742	25,635	65,377
Total current	2,447,420	4,921,101	7,368,521
Total conventional mortgage loans, amortized cost	$2,487,162	$4,946,736	$7,433,898

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Other Delinquency Statistics as of September 30, 2022	Conventional	Government	Total
In process of foreclosure (1)	$2,441	$—	$2,441
Serious delinquency rate (2)	0.15%	1.27%	0.18%
Past due 90 days or more still accruing interest (3)	$7,221	$1,796	$9,017
On non-accrual status (4)	$9,485	$—	$9,485

Other Delinquency Statistics as of December 31, 2021
In process of foreclosure (1)	$1,999	$—	$1,999
Serious delinquency rate (2)	0.40%	0.86%	0.41%
Past due 90 days or more still accruing interest (3)	$15,725	$1,364	$17,089
On non-accrual status (4)	$23,487	$—	$23,487

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
(4)    As of September 30, 2022 and December 31, 2021, $2,716 and $11,701, respectively, of UPB of these conventional mortgage loans on non-accrual status did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance	2022	2021	2022	2021
Balance, beginning of period	$200	$325	$200	$350
Charge-offs (1)	8	5	15	(87)
Recoveries	—	11	53	34
Provision for (reversal of) credit losses	(8)	(16)	(68)	28
Balance, end of period	$200	$325	$200	$325

(1)    Includes receipts of LRA funds on certain loans that are recorded as reversals of previous charge-offs.

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2022.

Cleared Derivatives. At September 30, 2022, we were not required by our clearing agents to post any margin in excess of the Clearinghouses' requirements.

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

	September 30, 2022			December 31, 2021
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$58,427,606	$945,270	$2,222,706	$46,395,451	$105,446	$413,324
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7,200,000	1,395	1,259	8,595,000	357	148
Interest-rate caps/floors	611,000	2,357	—	625,500	1,077	—
Interest-rate forwards	44,300	967	—	98,200	1	199
MDCs	43,868	40	583	96,424	45	105
Total derivatives not designated as hedging instruments	7,899,168	4,759	1,842	9,415,124	1,480	452
Total derivatives before adjustments	$66,326,774	950,029	2,224,548	$55,810,575	106,926	413,776
Netting adjustments and cash collateral (1)		(608,834)	(2,208,019)		113,276	(401,591)
Total derivatives, net, at estimated fair value		$341,195	$16,529		$220,202	$12,185

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2022 and December 31, 2021, including accrued interest, totaled $1,790,630 and $515,761, respectively. Cash collateral received from counterparties and held at both September 30, 2022 and December 31, 2021, including accrued interest, totaled $191,445 and $894, respectively. At September 30, 2022 and December 31, 2021, no securities were pledged as collateral.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$921,911	$2,222,074	$105,667	$411,886
Cleared	27,111	1,891	1,213	1,586
Total gross recognized amount	949,022	2,223,965	106,880	413,472
Gross amounts of netting adjustments and cash collateral
Uncleared	(916,110)	(2,206,128)	(105,417)	(400,005)
Cleared	307,276	(1,891)	218,693	(1,586)
Total gross amounts of netting adjustments and cash collateral	(608,834)	(2,208,019)	113,276	(401,591)
Net amounts after netting adjustments and cash collateral
Uncleared	5,801	15,946	250	11,881
Cleared	334,387	—	219,906	—
Total net amounts after netting adjustments and cash collateral	340,188	15,946	220,156	11,881
Derivative instruments not meeting netting requirements (1)	1,007	583	46	304
Total derivatives, net, at estimated fair value	$341,195	$16,529	$220,202	$12,185

(1)    Includes MDCs and certain interest-rate forwards.

The following table presents the impact of qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

Three Months Ended September 30, 2022	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$27,902	$23,579	$(58,110)	$(6,629)
Net gains (losses) on derivatives (2)	253,211	172,199	(716,889)	(291,479)
Net gains (losses) on hedged items (3)	(253,803)	(190,174)	713,132	269,155
Net impact on net interest income	$27,310	$5,604	$(61,867)	$(28,953)

Total interest income (expense) recorded in the Statement of Income (4)	$187,002	$88,443	$(218,109)	$57,336

Three Months Ended September 30, 2021
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(45,957)	$(25,658)	$27,351	$(44,264)
Net gains (losses) on derivatives (2)	58,814	32,619	(35,560)	55,873
Net gains (losses) on hedged items (3)	(66,219)	(40,684)	37,935	(68,968)
Net impact on net interest income	$(53,362)	$(33,723)	$29,726	$(57,359)

Total interest income (expense) recorded in the Statement of Income (4)	$20,432	$22,477	$(46,601)	$(3,692)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Nine Months Ended September 30, 2022	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(31,122)	$(10,549)	$24,554	$(17,117)
Net gains (losses) on derivatives (2)	751,782	456,209	(2,006,955)	(798,964)
Net gains (losses) on hedged items (3)	(754,378)	(504,453)	1,995,737	736,906
Net impact on net interest income	$(33,718)	$(58,793)	$13,336	$(79,175)

Total interest income (expense) recorded in the Statement of Income (4)	$289,605	$149,451	$(369,000)	$70,056

Nine Months Ended September 30, 2021
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(137,849)	$(86,438)	$61,588	$(162,699)
Net gains (losses) on derivatives (2)	293,598	266,829	(116,670)	443,757
Net gains (losses) on hedged items (3)	(299,251)	(275,315)	122,157	(452,409)
Net impact on net interest income	$(143,502)	$(94,924)	$67,075	$(171,351)

Total interest income (expense) recorded in the Statement of Income (4)	$84,716	$73,497	$(153,071)	$5,142

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes for the three months ended September 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $(287,136) and $55,843, respectively, and price alignment interest of $(4,343) and $30, respectively. Includes for the nine months ended September 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $(793,442) and $443,678, respectively, and price alignment interest of $(5,522) and $79, respectively.
(3)    Includes for the three months ended September 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $290,473 and $(58,596), respectively, and amortization of net losses on ineffective and discontinued fair-value hedging relationships of $(21,318) and $(10,372), respectively. Includes for the nine months ended September 30, 2022 and 2021, increases (decreases) in estimated fair value totaling $791,973 and $(433,455), respectively, and amortization of net losses on ineffective and discontinued fair-value hedging relationships of $(55,067) and $(18,954), respectively.
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2022	2021	2022	2021
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(5,903)	$175	$32,560	$8,369
Interest-rate caps/floors	1,150	(72)	1,281	(468)
Interest-rate forwards	1,428	(459)	8,454	2,353
Net interest settlements (1)	14,018	(1,333)	12,881	(9,571)
MDCs	(1,709)	328	(8,995)	(2,696)
Net gains (losses) on derivatives in other income	$8,984	$(1,361)	$46,181	$(2,013)

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

September 30, 2022	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$16,575,806	$11,280,892	$26,971,919

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(654,415)	$(1,494,461)	$(2,243,437)
For discontinued fair-value hedging relationships	87	335,763	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(654,328)	$(1,158,698)	$(2,243,437)

December 31, 2021
Amortized cost of hedged items (1)	$17,374,515	$9,007,993	$20,902,714

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$178,543	$(184,724)	$(247,699)
For discontinued fair-value hedging relationships	572	390,923	—
Total cumulative fair-value hedging basis adjustments on hedged items	$179,115	$206,199	$(247,699)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at September 30, 2022 and December 31, 2021 totaled $1.0 trillion and $652.9 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2022	December 31, 2021
Book value	$21,280,766	$12,116,358
Par value	21,343,253	12,117,846

Weighted average effective interest rate	2.73%	0.05%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2022		December 31, 2021
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$9,975,210	2.37	$14,357,350	0.29
Due after 1 through 2 years	4,776,900	1.18	2,965,510	1.02
Due after 2 through 3 years	8,429,540	1.20	5,797,550	0.76
Due after 3 through 4 years	6,363,250	1.20	3,947,300	0.83
Due after 4 through 5 years	3,356,320	1.57	6,587,600	1.14
Thereafter	8,567,220	2.25	8,894,940	2.09
Total CO bonds, par value	41,468,440	1.73	42,550,250	0.96
Unamortized premiums	52,245		77,035
Unamortized discounts	(10,379)		(11,268)
Unamortized concessions	(7,171)		(6,746)
Fair-value hedging basis adjustments, net	(2,243,437)		(247,699)
Total CO bonds	$39,259,698		$42,361,572
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2022	December 31, 2021
Non-callable / non-putable	$11,300,940	$20,346,750
Callable	30,167,500	22,203,500
Total CO bonds, par value	$41,468,440	$42,550,250

Year of Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Due in 1 year or less	$36,546,710	$36,028,850
Due after 1 through 2 years	1,232,900	3,122,510
Due after 2 through 3 years	987,540	586,550
Due after 3 through 4 years	801,750	577,300
Due after 4 through 5 years	181,320	415,100
Thereafter	1,718,220	1,819,940
Total CO bonds, par value	$41,468,440	$42,550,250

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2022	December 31, 2021
Fixed-rate	$35,068,940	$36,717,750
Step-up	2,268,500	898,500
Simple variable-rate	4,131,000	4,934,000
Total CO bonds, par value	$41,468,440	$42,550,250

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2022	2021	2022	2021
Liability at beginning of period	$28,953	$30,765	$31,049	$34,402
Assessment	5,218	2,250	12,046	7,702
Subsidy usage, net (1)	(2,978)	(2,549)	(11,902)	(11,638)
Liability at end of period	$31,193	$30,466	$31,193	$30,466

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents the capital stock outstanding by sub-series.

Capital Stock Outstanding	September 30, 2022	December 31, 2021
Class B-1	$784,568	$931,517
Class B-2	1,540,966	1,314,684
Total Class B	$2,325,534	$2,246,201

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2022	2021	2022	2021
Liability at beginning of period	$45,583	$232,893	$50,422	$250,768
Reclassification from capital stock	—	4,449	—	4,730
Redemptions/repurchases	(2,293)	(186,900)	(7,132)	(205,056)
Liability at end of period	$43,290	$50,442	$43,290	$50,442

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the 5-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2022	December 31, 2021
Past contractual redemption date (1)	$517	$577
Year 1 (2)	10,048	11,835
Year 2	9,872	471
Year 3	3,530	9,873
Year 4	19,323	23,218
Year 5	—	4,448
Total MRCS	$43,290	$50,422

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at September 30, 2022 and December 31, 2021 includes $9,585 and $11,835, respectively of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021, but will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2022	2021	2022	2021
Recorded as interest expense	$408	$312	$922	$2,345
Recorded as distributions from retained earnings	—	13	—	97
Total	$408	$325	$922	$2,442

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2021 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency's capital requirements at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,238,896	$3,608,589	$1,091,337	$3,473,695

Total regulatory capital	$2,615,818	$3,608,589	$2,400,184	$3,473,695
Total regulatory capital-to-assets ratio	4.00%	5.52%	4.00%	5.79%

Leverage capital	$3,269,773	$5,412,883	$3,000,230	$5,210,543
Leverage ratio	5.00%	8.28%	5.00%	8.69%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

Rollforward for the Three Months Ended September 30	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, June 30, 2022	$32,251	$(18,095)	$14,156

OCI before reclassifications:
Net change in unrealized gains (losses)	(16,452)	—	(16,452)
Reclassifications from OCI to net income:
Pension benefits, net	—	609	609
Total other comprehensive income (loss)	(16,452)	609	(15,843)

Balance, September 30, 2022	$15,799	$(17,486)	$(1,687)

Balance, June 30, 2021	$214,952	$(21,528)	$193,424

OCI before reclassifications:
Net change in unrealized gains (losses)	(36,864)	—	(36,864)
Reclassifications from OCI to net income:
Pension benefits, net	—	(5,093)	(5,093)
Total other comprehensive income (loss)	(36,864)	(5,093)	(41,957)

Balance, September 30, 2021	$178,088	$(26,621)	$151,467

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

Rollforward for the Nine Months Ended September 30	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(136,143)	—	(136,143)
Reclassifications from OCI to net income:
Pension benefits, net	—	1,398	1,398
Total other comprehensive income (loss)	(136,143)	1,398	(134,745)

Balance, September 30, 2022	$15,799	$(17,486)	$(1,687)

Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains	41,167	—	41,167
Reclassifications from OCI to net income:
Pension benefits, net	—	4,898	4,898
Total other comprehensive income	41,167	4,898	46,065

Balance, September 30, 2021	$178,088	$(26,621)	$151,467

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$59,854	$12,721	$72,575	$49,655	$8,306	$57,961
Provision for (reversal of) credit losses	—	(8)	(8)	—	(16)	(16)
Other income (loss)	7,367	(167)	7,200	(8,779)	(88)	(8,867)
Other expenses	23,879	4,134	28,013	23,016	3,902	26,918
Income before assessments	43,342	8,428	51,770	17,860	4,332	22,192
Affordable Housing Program assessments	4,375	843	5,218	1,816	434	2,250
Net income	$38,967	$7,585	$46,552	$16,044	$3,898	$19,942

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$163,325	$37,656	$200,981	$177,792	$12,006	$189,798
Provision for (reversal of) credit losses	—	(68)	(68)	—	28	28
Other income (loss)	(1,575)	(325)	(1,900)	(31,388)	(223)	(31,611)
Other expenses	68,081	11,529	79,610	71,356	12,130	83,486
Income (loss) before assessments	93,669	25,870	119,539	75,048	(375)	74,673
Affordable Housing Program assessments (credits)	9,459	2,587	12,046	7,739	(37)	7,702
Net income (loss)	$84,210	$23,283	$107,493	$67,309	$(338)	$66,971

The following table presents our asset balances by operating segment.

By Date	Traditional	Mortgage Loans	Total
September 30, 2022	$57,746,242	$7,649,219	$65,395,461
December 31, 2021	52,388,469	7,616,134	60,004,603

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

	September 30, 2022
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$22,361	$22,361	$22,361	$—	$—	$—
Interest-bearing deposits	478,042	478,042	478,000	42	—	—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000	—	—
Federal funds sold	4,607,000	4,607,000	—	4,607,000	—	—
Trading securities	3,114,789	3,114,789	—	3,114,789	—	—
AFS securities	11,296,691	11,296,691	—	11,296,691	—	—
HTM securities	3,975,656	3,900,977	—	3,900,977	—	—
Advances	31,196,085	30,996,835	—	30,996,835	—	—
Mortgage loans held for portfolio, net	7,649,219	6,722,040	—	6,712,113	9,927	—
Accrued interest receivable	105,135	105,135	—	105,135	—	—
Derivative assets, net	341,195	341,195	—	950,029	—	(608,834)
Grantor trust assets (2)	50,383	50,383	50,383	—	—	—

Liabilities:
Deposits	538,280	538,280	—	538,280	—	—
Consolidated obligations:
Discount notes	21,280,766	21,275,448	—	21,275,448	—	—
Bonds	39,259,698	38,059,223	—	38,059,223	—	—
Accrued interest payable	129,753	129,753	—	129,753	—	—
Derivative liabilities, net	16,529	16,529	—	2,224,548	—	(2,208,019)
MRCS	43,290	43,290	43,290	—	—	—

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

					Netting
September 30, 2022	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$3,114,789	$—	$3,114,789	$—	$—
Total trading securities	3,114,789	—	3,114,789	—	—
AFS securities:
U.S. Treasury obligations	3,401,541	—	3,401,541	—	—
GSE and TVA debentures	1,900,116	—	1,900,116	—	—
GSE multifamily MBS	5,995,034	—	5,995,034	—	—
Total AFS securities	11,296,691	—	11,296,691	—	—
Derivative assets:
Interest-rate related	341,155	—	949,989	—	(608,834)
MDCs	40	—	40	—	—
Total derivative assets, net	341,195	—	950,029	—	(608,834)
Other assets:
Grantor trust assets	50,383	50,383	—	—	—
Total assets at recurring estimated fair value	$14,803,058	$50,383	$15,361,509	$—	$(608,834)

Derivative liabilities:
Interest-rate related	$15,946	$—	$2,223,965	$—	$(2,208,019)
MDCs	583	—	583	—	—
Total derivative liabilities, net	16,529	—	2,224,548	—	(2,208,019)
Total liabilities at recurring estimated fair value	$16,529	$—	$2,224,548	$—	$(2,208,019)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

					Netting
December 31, 2021	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$3,946,799	$—	$3,946,799	$—	$—
Total trading securities	3,946,799	—	3,946,799	—	—
AFS securities:
GSE and TVA debentures	2,697,116	—	2,697,116	—	—
GSE MBS	6,462,819	—	6,462,819	—	—
Total AFS securities	9,159,935	—	9,159,935	—	—
Derivative assets:
Interest-rate related	220,157	—	106,881	—	113,276
MDCs	45	—	45	—	—
Total derivative assets, net	220,202	—	106,926	—	113,276
Other assets:
Grantor trust assets	62,640	62,640	—	—	—
Total assets at recurring estimated fair value	$13,389,576	$62,640	$13,213,660	$—	$113,276

Derivative liabilities:
Interest-rate related	$12,080	$—	$413,671	$—	$(401,591)
MDCs	105	—	105	—	—
Total derivative liabilities, net	12,185	—	413,776	—	(401,591)
Total liabilities at recurring estimated fair value	$12,185	$—	$413,776	$—	$(401,591)

Mortgage loans held for portfolio (2)	$1,141	$—	$—	$1,141	$—
Total assets at non-recurring estimated fair value	$1,141	$—	$—	$1,141	$—

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
(2)    Amounts are as of the date the most recent fair-value adjustment was recorded.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2022
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$48,732	$600,170	$648,902
Unused lines of credit (1)	953,254	—	953,254
Commitments to fund additional advances (2)	54,888	—	54,888
Commitments to fund or purchase mortgage loans, net (3)	43,868	—	43,868
Unsettled CO bonds, at par	19,700	—	19,700
Unsettled discount notes, at par	23,959	—	23,959

(1)    Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to six months.
(3)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. At September 30, 2022 and December 31, 2021, we had pledged cash collateral of $1,787,757 and $515,740, respectively, to counterparties and clearing agents. At September 30, 2022 and December 31, 2021, we had not pledged any securities as collateral.

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

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net capital stock issuances (redemptions and repurchases)	$6,839	$—	$(40,144)	$—
Net advances (repayments)	519,393	(146,031)	1,754,096	(2,189,295)
Mortgage loan purchases	1,736	18,293	14,483	47,915

The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	September 30, 2022		December 31, 2021
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$371,940	16%	$440,949	19%
Advances	5,134,139	16%	3,854,856	14%

The composition of directors' financial institutions changed effective January 1, 2022, due to changes in board membership resulting from the 2021 director election, and August 5, 2022 due to a director resignation.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. There were no loans to or borrowings from other FHLBanks that remained outstanding at September 30, 2022 or December 31, 2021.

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

Economy and Financial Markets. The U.S. economy faces significant challenges with the existence of slowing growth and rising prices.

The first quarter 2022 U.S. real gross domestic product (GDP) was the weakest since the spring of 2020, when the COVID-19 pandemic and related shutdowns drove the U.S. economy into a deep-albeit short-recession. Second quarter 2022 GDP declined at an annual inflation and seasonally adjusted rate of 0.6%, the second consecutive quarter of negative growth. The two straight quarters of declining economic output in 2022 met a commonly used definition of a recession.

GDP increased in the third quarter of 2022 at a rate of 2.6%, according to the advance estimate reported by the Bureau of Economic Analysis, but showed signs of a broad slowdown as consumer and business spending faltered under the weight of high inflation and rising interest rates.

Consumer-spending growth, the economy's main engine, cooled in the third quarter compared with the previous quarter, as Americans reduced their spending on goods. They boosted their spending on services, albeit at a slower pace. Businesses' investment in buildings and fixed assets also were reduced.

Many economists are worried about the possibility of a recession within the next 12 months. They expect the Federal Reserve's efforts to combat high inflation by raising interest rates to further weigh on the economy.

Inflation. High inflation has clearly cut into households' purchasing power.

According to the Bureau of Labor Statistics, consumer inflation, excluding energy and food prices, accelerated to a new four-decade high in September, a sign that strong and broad price pressures are persisting. The so-called core consumer-price-index rose 6.6% in September from a year earlier, the largest increase since August 1982.

The overall consumer price index increased 8.2% in September from a year ago, pulled down by a drop in gasoline prices that was partially offset by higher food costs. Prices rose in September for housing, medical care, airline fares and other services, threatening to keep inflation high for a while. Housing costs rose by the most since the early 1980s, as a strong labor market continues to push up rental rates.

Federal Reserve officials believed last year that prices were being driven up by supply-chain bottlenecks and strong demand fueled by government stimulus. But they are concerned now that tight U.S. labor markets could sustain higher prices in the years to come.

Labor Market. The U.S. labor market lost some momentum in September but remained tight and a key source of economic strength, as high inflation and rising interest rates weighed on the economy.

The Bureau of Labor Statistics reported that job growth has slowed but the unemployment rate fell to 3.5%, matching a half-century low that was last reached in July. Such rate is comfortably in the range that is considered full employment.

The number of people in the labor force fell in September after increasing in the prior month. The labor-force participation rate eased slightly to a seasonally adjusted rate of 62.3% in September and has remained stubbornly below where it stood before the pandemic, contributing to labor shortages that continue to pose challenges for the economy. This is keeping upward pressure on wages and inflation as employers compete for fewer available workers.

Average hourly earnings have increased year-over-year by more than 5%, helping to partially insulate consumers from the rise in inflation, but the pace of wage gains in September was the slowest since December 2021.

Conditions in U.S. Housing Markets. In the third quarter 2022, the housing market continued to rapidly cool as record prices and higher mortgage rates weighed on home sales.

According to the National Association of Realtors (NAR), existing-home sales fell for the eighth straight month in September 2022, the longest streak of declines in 15 years, as the once-booming housing market has become a bigger drag on the U.S. economy. Year-over-year sales in September fell 23.8%.

Despite the sharp decline in sales, home prices have risen on a year-over-year basis, in part because supply remained tight. But price growth has slowed from its red-hot pace earlier in the year. According to the NAR, the median sales price of an existing home climbed in September by 8.4% from a year earlier, the third straight month of single-digit percentage increases following 23 months of double-digit percentage annual price growth.

Residential construction in the U.S. continued to slow and showed signs of weakness, as housing starts fell 8.1% in September from August and 4.7% year-over-year, according to the U.S. Commerce Department. A measure of U.S. home builder confidence fell for the 10th straight month in October to half of what it was six months ago and to the lowest level since May 2020.

Total housing inventory at the end of September was enough to cover over three months of sales, the highest in nearly two years but still historically low.

The Federal Reserve's rate increases have fueled higher mortgage rates. The average rate on a 30-year fixed-rate mortgage, according to Freddie Mac, increased to 7.08% for the week ending October 27, significantly higher than last year when it was 3.09%, and it reached its highest level in two decades. As a result, mortgage applications have reached their lowest level in 25 years.

With sustained price appreciation and higher mortgage rates, affordability continues to be a challenge for potential home buyers.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, on September 21, 2022, the FOMC decided to raise the target range for the federal funds rate by 75 bps to 3.0% to 3.25%. In addition, the FOMC stated that it will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities.

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Nine Months Ended		Period End
	September 30,		September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Federal Funds Effective	2.20%	0.09%	1.04%	0.08%	3.08%	0.07%
SOFR	2.15%	0.05%	0.99%	0.04%	2.98%	0.05%
Overnight LIBOR	2.18%	0.08%	1.04%	0.08%	3.07%	0.06%
1-week OIS	2.31%	0.09%	1.10%	0.08%	3.08%	0.08%
3-month LIBOR	3.00%	0.13%	1.70%	0.16%	3.76%	0.21%
3-month U.S. Treasury yield	2.67%	0.04%	1.36%	0.04%	3.27%	0.04%
2-year U.S Treasury yield	3.38%	0.22%	2.53%	0.18%	4.28%	0.73%
10-year U.S. Treasury yield	3.10%	1.32%	2.66%	1.41%	3.83%	1.51%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, during the three and nine months ended September 30, 2022 were affected by several factors, principally efforts by the Federal Reserve to raise interest rates and tighten monetary policy to combat high inflation.

In 2022, as the FOMC has raised short-term rates, portions of the Treasury yield curve have become increasingly inverted. Investors use the 10-year Treasury yield as an indicator of investor confidence. In recent months, the 2-year rate has been consistently higher than the 10-year rate and, most recently, the 3-month rate nudged above the 10-year rate for the first time since before the Covid-19 pandemic. That change inverted what many regard as a critical relationship in the U.S. yield curve, signaling a coming recession.

At its meeting on November 2, 2022, the FOMC decided to raise the target range for the federal funds rate by another 75 bps to 3.75% to 4.0%. The FOMC anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time. In determining the pace of future increases in the target range, the FOMC will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. In addition, the FOMC will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities. The FOMC is strongly committed to returning inflation to its 2% objective.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net interest income	$73	$58	$15	25%	$201	$190	$11	6%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	73	58	15	25%	201	190	11	6%
Other income (loss)	7	(9)	16		(2)	(32)	30
Other expenses	28	27	1		80	83	(3)
Income before assessments	52	22	30	133%	119	75	44	60%
AHP assessments	5	2	3		12	8	4
Net income	47	20	27	133%	107	67	40	61%
Total other comprehensive income (loss)	(16)	(42)	26		(135)	46	(181)

Total comprehensive income (loss)	$31	$(22)	$53	239%	$(28)	$113	$(141)	(124)%

The increase in net income for the three months ended September 30, 2022 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, and lower amortization of mortgage purchase premiums resulting from lower principal prepayments, each driven by the increase in market interest rates.

The increase in net income for the nine months ended September 30, 2022 compared to the corresponding period in the prior year was primarily due to lower amortization of mortgage purchase premiums resulting from lower principal prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, each driven by the increase in market interest rates, but partially offset by declines in the fair values of the investments indirectly funding the liabilities under certain employee benefit plans.

The changes in total OCI for the three and nine months ended September 30, 2022 compared to the corresponding periods in the prior year were substantially due to unrealized losses on AFS securities, in particular investments in MBS, driven by the increase in market interest rates. However, our AFS securities remained in a net unrealized gain position at September 30, 2022.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios	2022	2021	2022	2021
Return on average assets	0.28%	0.13%	0.23%	0.14%
Return on average equity	5.23%	2.22%	4.07%	2.52%

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

The following table presents a reconciliation of the Bank's GAAP net income to adjusted net income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income	2022	2021	2022	2021
GAAP net income	$46.6	$19.9	$107.5	$67.0
Adjustments to exclude:
Fair-value hedging (gains) losses (1)	(3.3)	2.8	1.5	(10.2)
Amortization of losses on ineffective and discontinued fair-value hedging relationships (2)	21.5	11.5	55.6	24.4
Trading losses, net of economic hedging impact (3)	4.6	7.7	4.0	26.9
Net unrealized (gains) losses on other economic hedges	(0.5)	0.4	(0.2)	0.8
Net realized losses on sales of investment securities	1.0	—	1.0	—
Interest expense on MRCS	0.4	0.3	0.9	2.3
Total adjustments	23.7	22.7	62.8	44.2

AHP assessments on adjustments	(2.4)	(2.2)	(6.2)	(4.2)

Adjusted net income (non-GAAP measure)	$67.9	$40.4	$164.1	$107.0

(1)     Changes in fair value of hedged items (attributable to the risk being hedged) and associated derivatives in qualifying hedging relationships.
(2)     Gains (losses) resulting from cumulative basis adjustments to hedged items.
(3)     Includes both (i) unrealized (gains) losses on trading securities and (ii) realized (gains) losses on maturities and sales of trading securities.

Adjusted net income for the three months ended September 30, 2022 was $67.9 million, an increase of $27.5 million compared to the corresponding period in the prior year. The increase was primarily due to higher earnings on the portion of the Bank's assets funded by its capital and lower amortization of mortgage purchase premiums.

Adjusted net income for the nine months ended September 30, 2022 was $164.1 million, an increase of $57.1 million compared to the corresponding period in the prior year. The increase was primarily due to lower amortization of mortgage purchase premiums, higher adjusted earnings from certain hedging activities, and higher earnings on the portion of the Bank's assets funded by its capital, partially offset by lower adjusted earnings on trading securities and declines in the fair values of the investments indirectly funding the liabilities under certain employee benefit plans.

Changes in Financial Condition for the Nine Months Ended September 30, 2022. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2022	December 31, 2021	$ Change	% Change
Advances	$31,196	$27,498	$3,698	13%
Mortgage loans held for portfolio, net	7,649	7,616	33	—%
Cash and short-term investments (1)	7,607	7,048	559	8%
Investment securities and other assets (2)	18,943	17,843	1,100	6%
Total assets	$65,395	$60,005	$5,390	9%

Consolidated obligations	$60,540	$54,478	$6,062	11%
MRCS	43	50	(7)	(14)%
Other liabilities	1,248	1,921	(673)	(35)%
Total liabilities	61,831	56,449	5,382	10%

Capital stock	2,326	2,246	80	4%
Retained earnings (3)	1,240	1,177	63	5%
AOCI	(2)	133	(135)	(101)%
Total capital	3,564	3,556	8	—%

Total liabilities and capital	$65,395	$60,005	$5,390	9%

Total regulatory capital (4)	$3,609	$3,473	$136	4%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold.
(2)    Includes trading, AFS and HTM securities.
(3)    Includes restricted retained earnings at September 30, 2022 and December 31, 2021 of $309 million and $287 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at September 30, 2022 were $65.4 billion, a net increase of $5.4 billion, or 9%, from December 31, 2021, driven primarily by a net increase in advances outstanding.

Advances outstanding at September 30, 2022, at carrying value, totaled $31.2 billion, a net increase of $3.7 billion, or 13%, from December 31, 2021. The par value of advances to depository institutions - comprising commercial banks, savings institutions and credit unions - and insurance companies increased by 28% and 3%, respectively.

Mortgage loans held for portfolio at September 30, 2022 totaled $7.6 billion, a net increase of $33 million, or 0.4%, from December 31, 2021, as the Bank's purchases from its members slightly exceeded principal repayments by borrowers.
The liquidity portfolio, which consists of cash and short-term investments as well as U.S. Treasury obligations, at September 30, 2022 totaled $10.7 billion, a net decrease of $273 million, or 2%, from December 31, 2021. Cash and short-term investments increased by $559 million, or 8%, to $7.6 billion. U.S. Treasury obligations, classified as trading securities, decreased by $832 million, or 21%, to $3.1 billion. As a result, cash and short-term investments represented 71% of the liquidity portfolio at September 30, 2022, while U.S. Treasury obligations represented 29%.

FHLBank Indianapolis' consolidated obligations outstanding at September 30, 2022 totaled $60.5 billion, a net increase of $6.1 billion, or 11%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at September 30, 2022 was $3.6 billion, a net increase of $8 million, or 0.2%, from December 31, 2021. The increases in capital stock outstanding and retained earnings were substantially offset by other comprehensive losses, which substantially resulted from unrealized losses on investments in MBS driven by the increase in market interest rates.

The Bank's regulatory capital-to-assets ratio at September 30, 2022 was 5.52%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide reasonable, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2022, demand by our members for advances has increased in response to loan growth outpacing their deposit growth, rising market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment. However, the anticipated merger of Flagstar Bank, historically one of our largest and most active borrowers, into a non-member depository institution may result in repayment of their outstanding advances this year. In any event, we expect total advances outstanding at December 31, 2022 to approximate or exceed the balance outstanding at December 31, 2021.

Our net income for the nine months ended September 30, 2022 was $107.5 million, an increase of $40.5 million compared to the corresponding period in the prior year. Based primarily on lower amortization of mortgage purchase premium, resulting from lower loan prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, each driven by the increase in market interest rates, we continue to expect that earnings for the year 2022 will be significantly higher than earnings in 2021, and will lead to significantly higher allocations to our AHP.

However, the ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021.

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,491	$43	2.21%	$6,344	$2	0.08%
Investment securities (3)	18,365	109	2.38%	19,218	41	0.84%
Advances (4)	30,921	187	2.40%	28,378	20	0.29%
Mortgage loans held for portfolio (4) (5)	7,676	53	2.73%	7,660	44	2.28%
Other assets (interest-earning) (6)	2,022	11	2.14%	671	—	0.08%
Total interest-earning assets	66,475	403	2.40%	62,271	107	0.68%
Other assets (7)	(868)			476
Total assets	$65,607			$62,747

Liabilities and Capital:
Interest-bearing deposits	$806	4	1.90%	$1,677	—	0.01%
Discount notes	21,159	108	2.02%	13,350	2	0.05%
CO bonds (4)	39,393	218	2.20%	43,282	47	0.43%
MRCS	44	—	3.69%	174	—	0.71%
Total interest-bearing liabilities	61,402	330	2.13%	58,483	49	0.33%
Other liabilities	676			707
Total capital	3,529			3,557
Total liabilities and capital	$65,607			$62,747

Net interest income		$73			$58

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.27%			0.35%

Net interest margin (8)			0.43%			0.37%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Federal funds sold and securities purchased under agreements to resell	$6,925	$57	1.10%	$7,281	$3	0.06%
Investment securities (3)	18,008	201	1.50%	19,615	140	0.95%
Advances (4)	28,296	290	1.37%	29,000	85	0.39%
Mortgage loans held for portfolio (4) (5)	7,690	152	2.65%	7,937	125	2.10%
Other assets (interest-earning) (6)	1,435	14	1.29%	767	—	0.07%
Total interest-earning assets	62,354	714	1.53%	64,600	353	0.73%
Other assets (7)	(339)			653
Total assets	$62,015			$65,253

Liabilities and Capital:
Interest-bearing deposits	$1,121	5	0.66%	$1,628	—	0.01%
Discount notes	17,061	138	1.08%	16,187	8	0.06%
CO bonds (4)	39,653	369	1.24%	42,943	153	0.48%
MRCS	46	1	2.68%	216	2	1.45%
Total interest-bearing liabilities	57,881	513	1.18%	60,974	163	0.36%
Other liabilities	606			720
Total capital	3,528			3,559
Total liabilities and capital	$62,015			$65,253

Net interest income		$201			$190

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.35%			0.37%

Net interest margin (8)			0.43%			0.39%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06

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

The increase in net interest income for the three months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital and lower amortization of mortgage purchase premium, resulting from lower principal prepayments, each driven by the increase in market interest rates, but partially offset by lower net interest income on trading securities. Net interest income for the three months ended September 30, 2022 included net hedging gains of $3 million, compared to net hedging losses for the corresponding period in 2021 of $3 million.

The increase in net interest income for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to lower amortization of mortgage purchase premium, resulting from lower principal prepayments, and higher earnings on the portion of the Bank's assets funded by its capital, each driven by the increase in market interest rates, but partially offset by lower net interest income on trading securities. Net interest income for the nine months ended September 30, 2022 included net hedging losses of $1 million, compared to net hedging gains for the corresponding period in 2021 of $10 million.

In general, the Bank holds the derivatives and associated hedged items to the maturity, call, or put date. As a result, nearly all of the gains and losses on these financial instruments are expected to reverse over the remaining contractual terms of the hedged items.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended September 30, 2022 was 2.40%, an increase of 172 bps compared to the corresponding period in 2021. The yield on advances and investment securities increased due primarily to increasing market interest rates. The yield on mortgage loans held for portfolio increased due primarily to lower amortization of purchase premium resulting from lower principal prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended September 30, 2022 was 2.13%, an increase of 180 bps due primarily to an increase in market interest rates. The net effect was a decrease in the overall net interest spread under GAAP compared to the corresponding period in 2021.

The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2022 was 1.53%, an increase of 80 bps compared to the corresponding period in 2021. The yield on advances and investment securities increased due primarily to an increase in market interest rates. The yield on mortgage loans held for portfolio increased due primarily to lower amortization of purchase premium resulting from lower prepayments on mortgage loans. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2022 was 1.18%, an increase of 82 bps due primarily to an increase in market interest rates, and hedging losses, on our consolidated obligations. The net effect was a slight decrease in the overall net interest spread under GAAP compared to the corresponding period in 2021.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended September 30, 2022 increased by 7% compared to the corresponding period in 2021. The average balances of advances increased by 9%, reflecting higher member utilization of advances. The increase in average interest-bearing assets exceeded the increase in average interest-earning liabilities. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 34%.

The average balances outstanding of interest-earning assets for the nine months ended September 30, 2022 decreased by 3% compared to the corresponding period in 2021. The average balances of investment securities and advances decreased by 8% and 2%, respectively, reflecting net principal paydowns. The decrease in average interest-bearing liabilities exceeded the decrease in average interest-earning assets. The average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 23%.

Provision for Credit Losses. The change in the provisions for (reversal of) credit losses for the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021 was insignificant.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2022	2021	2022	2021
Net realized losses from sales of HTM securities	$(1)	$—	$(1)	$—

Net unrealized gains (losses) on trading securities (1)	3	6	(16)	(23)
Net realized gains (losses) on trading securities (2)	(2)	(14)	(22)	(13)
Net gains (losses) on trading securities	1	(8)	(38)	(36)

Net gains (losses) on derivatives hedging trading securities	(5)	1	36	9
Net interest settlements on economic derivatives (3)	14	(2)	13	(10)
Net gains (losses) on other derivatives not designated as hedging instruments	—	—	(3)	(1)
Net gains (losses) on derivatives	9	(1)	46	(2)

Change in fair value of investments indirectly funding the liabilities under the SERP	(2)	—	(11)	3
Other, net	—	—	2	3

Total other income (loss)	$7	$(9)	$(2)	$(32)

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

The increase in total other income for the three months ended September 30, 2022 compared to the corresponding period in 2021 was due primarily to higher net interest settlements received, particularly on swaps hedging trading securities.

The decrease in total other loss for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to increases in the fair values of swaps hedging trading securities, and net interest settlements received, particularly on swaps hedging trading securities, partially offset by declines in the fair values of the investments indirectly funding the liabilities under the SERP. The assets are held in a grantor trust and consist of a diversified portfolio of mutual funds that are invested in equity securities, bonds and alternative investments.

Net Gains (Losses) on Trading Securities. The following table presents the net impact of trading securities on income before assessments ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Earnings Components of Trading Securities	2022	2021	2022	2021
Net interest income (1)	$(12)	$10	$(6)	$38

Other income:
Net unrealized gains (losses)	3	6	(16)	(23)
Net realized gains (losses)	(2)	(14)	(22)	(13)
Net interest settlements on derivatives	15	(1)	15	(9)
Change in fair value of derivatives	(5)	1	36	9

Other income (loss), net	11	(8)	13	(36)

Net impact of trading securities on income before assessments	$(1)	$2	$7	$2

(1)    Includes an estimated allocation of interest expense.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2022	2021	2022	2021
Compensation and benefits	$15	$14	$41	$44
Other operating expenses	7	7	22	22
Finance Agency and Office of Finance	3	4	10	9
Voluntary AHP contributions	1	—	3	—
Other, net	2	2	4	8

Total other expenses	$28	$27	$80	$83

The net increase in total other expenses for the three months ended September 30, 2022 compared to the corresponding period in 2021 was not significant.

The net decrease in total other expenses for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to a decrease in compensation and benefits due to a decrease in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, and excise tax refunds received.

Beginning in 2022, other expenses include an additional 2.5% of net earnings accrued for voluntary contributions to our AHP in 2023. The voluntary AHP contributions further demonstrate the Bank's commitment to promoting affordable, sustainable and equitable housing in Indiana and Michigan.

AHP Assessments. For the three and nine months ended September 30, 2022, our required AHP expense was $5 million and $12 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021, consisted primarily of net unrealized losses on AFS securities, compared to net unrealized gains on AFS securities for the corresponding nine-month period in 2021. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2022	2021	2022	2021
Net interest income	$60	$50	$163	$178
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	7	(9)	(2)	(31)
Other expenses	24	23	68	72
Income before assessments	43	18	93	75
AHP assessments	4	2	9	8

Net income	$39	$16	$84	$67

The increase in net income for the traditional segment for the three months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital.

The increase in net income for the traditional segment for the nine months ended September 30, 2022 compared to the corresponding period in 2021 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital and higher interest spreads on advances and investments, partially offset by declines in the fair values of investments indirectly funding the liabilities under certain employee benefit plans and net hedging losses on qualifying fair-value hedging relationships.

Interest income on trading securities is recorded in net interest income, while the impact of purchase discount (premium) is recorded in other income through mark-to-market gains (losses) on trading securities. Net interest settlements on derivatives hedging trading securities are also recorded in other income.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2022	2021	2022	2021
Net interest income	$13	$8	$38	$12
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	—
Other expenses	4	4	12	12
Income (loss) before assessments	9	4	26	—
AHP assessments (credits)	1	—	3	—

Net income (loss)	$8	$4	$23	$—

The increase in net income for the mortgage loans segment for the three and nine months ended September 30, 2022 compared to the corresponding periods in 2021 was substantially due to lower amortization of mortgage purchase premiums resulting from lower principal prepayments.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2022		December 31, 2021
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$31,196	48%	$27,498	46%
Mortgage loans held for portfolio, net	7,649	12%	7,616	13%
Cash and short-term investments	7,607	12%	7,048	12%
Trading securities	3,115	5%	3,947	7%
Other investment securities	15,273	23%	13,474	22%
Other assets (1)	555	—%	422	—%

Total assets	$65,395	100%	$60,005	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of September 30, 2022 were $65.4 billion, a net increase of $5.4 billion, or 9%, compared to December 31, 2021, primarily driven by a net increase in advances outstanding. The mix of our assets at September 30, 2022 changed slightly compared to December 31, 2021 in that advances as a percent of total assets increased from 46% to 48%, reflecting primarily the increased use of short-term advances by our members. In addition, a significant portion of our purchases of U.S. Treasury obligations in 2022 have been classified as AFS securities.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2022 at carrying value totaled $31.2 billion, a net increase of $3.7 billion, or 13%, compared to December 31, 2021. This increase reflects higher demand by our members for advances primarily in response to their loan growth outpacing their deposit growth, rising market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment.
Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. Advances to depository institutions, as a percent of total advances outstanding at par value, were 59% at September 30, 2022, while advances to insurance companies were 41%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2022		December 31, 2021
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$14,496	46%	$12,199	45%
Credit unions	4,060	13%	2,199	8%
Former members - depositories	223	—%	225	1%
Total depository institutions	18,779	59%	14,623	54%

Insurance companies:
Captive insurance company (1)	213	1%	263	1%
Other insurance companies	12,846	40%	12,419	45%
Former members - other insurance companies	5	—%	5	—%
Total insurance companies	13,064	41%	12,687	46%

CDFIs	—	—%	—	—%

Total advances outstanding	$31,843	100%	$27,310	100%

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

	September 30, 2022		December 31, 2021
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$12,476	40%	$7,670	29%
Due after 1 through 5 years	5,838	18%	5,708	21%
Due after 5 through 15 years	1,068	3%	752	3%
Thereafter	—	—%	2	—%
Total	19,382	61%	14,132	53%

Callable or prepayable
Due in 1 year or less	2	—%	—	—%
Due after 1 through 5 years	—	—%	2	—%
Due after 5 through 15 years	5	—%	5	—%
Thereafter	—	—%	—	—%
Total	7	—%	7	—%

Putable
Due in 1 year or less	5	—%	—	—%
Due after 1 through 5 years	1,619	5%	2,289	8%
Due after 5 through 15 years	4,796	15%	5,747	21%
Thereafter	—	—%	—	—%
Total	6,420	20%	8,036	29%

Other (1)
Due in 1 year or less	49	—%	50	—%
Due after 1 through 5 years	55	—%	64	—%
Due after 5 through 15 years	31	—%	24	—%
Thereafter	15	—%	3	—%
Total	150	—%	141	—%

Total fixed-rate	25,959	81%	22,316	82%

Variable-rate:
Without call or put options
Due in 1 year or less	622	2%	18	—%
Due after 1 through 5 years	160	1%	167	1%
Due after 5 through 15 years	—	—%	—	—%
Thereafter	—	—%	—	—%
Total	782	3%	185	1%

Callable or prepayable
Due in 1 year or less	288	1%	126	—%
Due after 1 through 5 years	2,982	9%	2,831	10%
Due after 5 through 15 years	1,477	5%	1,297	5%
Thereafter	354	1%	555	2%
Total	5,101	16%	4,809	17%

Total variable-rate	5,883	19%	4,994	18%

Overdrawn demand and overnight deposit accounts	1	—%	—	—%

Total advances	$31,843	100%	$27,310	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.

During the nine months ended September 30, 2022, the par value of advances due in one year or less increased by 71%, while advances due after one year decreased by 5%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 43% at September 30, 2022, an increase from 29% at December 31, 2021. However, during the nine months ended September 30, 2022, in response to the Bank exercising its option on certain long-term putable advances, several members replaced that funding with short-term advances without put options. Based on the earlier of the redemption date or the next put date, advances due in one year or less increased by 25%, while advances due after one year increased by 8%. As a result, advances due in one year or less on that basis, as a percentage of the total outstanding at par, totaled 53% at September 30, 2022, an increase from 49% at December 31, 2021. For additional information, see Notes to Financial Statements - Note 4 - Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at September 30, 2022, at carrying value, totaled $7.6 billion, a net increase of $33 million, or 0.4%, from December 31, 2021, as the Bank's purchases exceeded principal repayments. For the nine months ended September 30, 2022, purchases of mortgage loans under Advantage MPP totaled $927 million, while MPP and MPF program repayments totaled $825 million.

Cash and Investments. The following table presents a comparison of the components of our cash and investments at carrying value ($ amounts in millions).

Components	September 30, 2022	December 31, 2021	Change
Cash and short-term investments:
Cash and due from banks	$22	$868	$(846)
Interest-bearing deposits	478	100	378
Securities purchased under agreements to resell	2,500	3,500	(1,000)
Federal funds sold	4,607	2,580	2,027
Total cash and short-term investments	7,607	7,048	559

Trading securities:
U.S. Treasury obligations	3,115	3,947	(832)
Total trading securities	3,115	3,947	(832)

Other investment securities:
AFS securities:
U.S. Treasury obligations	3,402	—	3,402
GSE and TVA debentures	1,900	2,697	(797)
GSE multifamily MBS	5,995	6,463	(468)
Total AFS securities	11,297	9,160	2,137

HTM securities:
Other U.S. obligations single-family MBS	2,711	2,626	85
GSE single-family MBS	635	816	(181)
GSE multifamily MBS	630	872	(242)
Total HTM securities	3,976	4,314	(338)

Total investment securities	18,388	17,421	967

Total cash and investments, carrying value	$25,995	$24,469	$1,526

Cash and Short-Term Investments. Cash and short-term investments at September 30, 2022 totaled $7.6 billion, an increase of $559 million, or 8%, from December 31, 2021. Cash and short-term investments as a percent of total assets at September 30, 2022 and December 31, 2021 totaled 12%. The total outstanding balance and composition of our short-term investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions and, the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Trading Securities. We purchase U.S. Treasury obligations as trading securities to enhance the Bank's liquidity. Such securities outstanding at September 30, 2022 totaled $3.1 billion, a decrease of $832 million, or 21%, from December 31, 2021. A significant portion of our purchases of U.S. Treasury obligations in 2022 have been classified as AFS securities.

Liquidity Portfolio. As a result, the liquidity portfolio, consisting of cash and short-term investments as well as trading securities, at September 30, 2022 totaled $10.7 billion, a decrease of $273 million, or 2%, from December 31, 2021.

Other Investment Securities. AFS securities at September 30, 2022 totaled $11.3 billion, a net increase of $2.1 billion, or 23%, from December 31, 2021. The increase resulted from purchases of U.S. Treasury obligations and MBS, partially offset by principal payments on MBS and maturities of Agency debentures.

Net unrealized gains on AFS securities at September 30, 2022 totaled $16 million, a net decrease of $136 million compared to December 31, 2021, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2022 totaled $4.0 billion, a net decrease of $338 million, or 8%, from December 31, 2021. The net decrease resulted primarily from principal payments and maturities of these securities, partially offset by purchases of MBS.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2022		December 31, 2021
Interest-Rate Payment Terms	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
Total fixed-rate trading securities	$3,115	100%	$3,947	100%

	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS (1) and HTM securities:
Total fixed-rate	$11,486	75%	$9,226	69%
Total variable-rate	3,770	25%	4,096	31%

Total AFS and HTM securities	$15,256	100%	$13,322	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2022 changed slightly from December 31, 2021, primarily due to purchases of fixed-rate U.S. Treasury obligations. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate exposures, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at September 30, 2022 were $61.8 billion, a net increase of $5.4 billion, or 10%, from December 31, 2021, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at September 30, 2022 were $538 million, a net decrease of $828 million, or 61%, from December 31, 2021. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at September 30, 2022 totaled $60.5 billion, a net increase of $6.1 billion, or 11%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for advances, and our overall balance sheet management strategy. The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2022		December 31, 2021
By Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$21,343	34%	$12,118	22%
CO bonds	9,975	16%	14,357	26%
Total due in 1 year or less	31,318	50%	26,475	48%
Long-term CO bonds	31,493	50%	28,193	52%

Total consolidated obligations	$62,811	100%	$54,668	100%

The mix of our funding due in 1 year or less changed slightly from December 31, 2021 as discount notes outstanding increased and CO bonds outstanding decreased, primarily due to the increase in short-term advances. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2022	December 31, 2021
Advances	$20,555	$21,084
AFS securities	16,470	13,356
Mortgage loans MDCs	88	194
CO bonds	29,214	21,177

Total notional outstanding	$66,327	$55,811

The increase in the total notional amount outstanding during the nine months ended September 30, 2022 of $10.5 billion, or 19%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in long-term callable CO bonds, and an increase in fixed-rate AFS securities, driven primarily by the purchases of U.S. Treasury obligations.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

September 30, 2022	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(654)	$(1,159)	$2,243	$430
Estimated fair value of associated derivatives, net	655	1,436	(2,257)	(166)

Net cumulative fair-value hedging basis adjustments	$1	$277	$(14)	$264

Total Capital. Total capital at September 30, 2022 was $3.6 billion, a net increase of $8 million, or 0.2%, from December 31, 2021. The increases in capital stock outstanding and retained earnings were substantially offset by other comprehensive losses, which substantially resulted from unrealized losses on investments in MBS, driven by the increase in market interest rates.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2022	December 31, 2021
Capital stock	65%	63%
Retained earnings	35%	33%
AOCI	—%	4%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at September 30, 2022 compared to December 31, 2021 were primarily due to a decrease in net unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2022	December 31, 2021
Total GAAP capital	$3,564	$3,556
Exclude: AOCI	2	(133)
Add: MRCS	43	50
Total regulatory capital	$3,609	$3,473
Liquidity and Capital Resources

Liquidity. Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Our cash and short-term investments at September 30, 2022 totaled $7.6 billion. Our short-term investments generally consist of high-quality financial instruments, many of which mature overnight. Our trading securities at September 30, 2022 totaled $3.1 billion and consisted solely of U.S. Treasury obligations. As a result, our liquidity portfolio at September 30, 2022 totaled $10.7 billion, or 17% of total assets. The level of our liquidity fluctuates and is influenced by regulatory requirements, actual and anticipated member advance activity and market conditions and opportunities.

During the nine months ended September 30, 2022, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $656.3 billion.

Changes in Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2022 was $1.4 billion, compared to net cash provided by operating activities for the nine months ended September 30, 2021 of $281 million. The net change in cash provided by operating activities of $1.1 billion was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources.

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS ($ amounts in millions).

	September 30, 2022		December 31, 2021
By Type of Member Institution	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,145	48%	$1,126	49%
Credit unions	367	16%	309	13%
Total depository institutions	1,512	64%	1,435	62%
Insurance companies	814	34%	811	35%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,326	98%	2,246	97%

MRCS:
Captive insurance company (1)	10	—%	12	1%
Other former members	33	2%	38	2%
Total MRCS	43	2%	50	3%

Total regulatory capital stock	$2,369	100%	$2,296	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our excess capital stock ($ amounts in millions).

Components	September 30, 2022	December 31, 2021
Member capital stock not subject to outstanding redemption requests	$669	$798
Member capital stock subject to outstanding redemption requests	—	14
MRCS	23	28

Total excess capital stock	$692	$840

Excess stock as a percentage of regulatory capital stock	29%	37%

The decrease in excess stock during the nine months ended September 30, 2022 resulted from repurchases totaling $167 million to comply with our capital plan as a result of our regulatory capital ratio exceeding 6.0% at January 31, 2022.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average dividend rate (1)	3.42%	2.35%	2.73%	2.48%
Dividend payout ratio (2)	39.76%	65.59%	41.68%	61.26%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, excluding MRCS.
(2)    Dividends paid in cash during the period divided by net income for the period.

On October 27, 2022, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 4.75% and on Class B-1 non-activity-based stock at an annualized rate of 1.25%, resulting in a spread between the rates of 3.50 percentage points. The overall weighted-average annualized rate paid was 3.56%. The dividends were paid in cash on October 28, 2022.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operations risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at September 30, 2022 and December 31, 2021 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2022	December 31, 2021
Credit risk	$176	$155
Market risk	777	684
Operational risk	286	252

Total risk-based capital requirement	$1,239	$1,091

Permanent capital	$3,609	$3,473

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, option-adjusted spreads and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at September 30, 2022 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments. There were no material legislative or regulatory developments during the period covered by this report.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2022, our top borrower held 14% of total advances outstanding, at par, and our top five borrowers held 45% of total advances outstanding, at par. As a result of this concentration, we perform frequent credit and collateral reviews on our largest borrowers.

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

September 30, 2022	AA	A	Total
Domestic	$—	$1,698	$1,698
Australia	1,550	—	1,550
Canada	—	1,710	1,710
Netherlands	—	127	127
Total unsecured credit exposure	$1,550	$3,535	$5,085

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain these investments near the 300% limit in order to enhance earnings and capital for our members and diversify our revenue stream. At September 30, 2022, these investments totaled 297% of total regulatory capital.

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

September 30, 2022	AA	A	Total
Short-term investments:
Interest-bearing deposits	$—	$478	$478
Securities purchased under agreements to resell	2,500	—	2,500
Federal funds sold	1,550	3,057	4,607
Total short-term investments	4,050	3,535	7,585

Trading securities:
U.S. Treasury obligations	3,115	—	3,115
Total trading securities	3,115	—	3,115

Other investment securities:
U.S. Treasury obligations	3,402	—	3,402
GSE and TVA debentures	1,900	—	1,900
GSE MBS	7,260	—	7,260
Other U.S. obligations - guaranteed RMBS	2,711	—	2,711
Total other investment securities	15,273	—	15,273

Total investments, carrying value	$22,438	$3,535	$25,973

Percentage of total	86%	14%	100%

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
LRA Activity	Original	Advantage	Total	Original	Advantage	Total
Liability, beginning of period	$2	$233	$235	$4	$227	$231
Additions	—	2	2	—	11	11
Claims paid	—	—	—	—	—	—
Distributions to PFIs	(1)	(3)	(4)	(3)	(6)	(9)
Liability, end of period	$1	$232	$233	$1	$232	$233

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

September 30, 2022	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$3,231	$196	$(191)	$5
Cleared derivatives (1)	25,146	25	309	334
Liability positions with credit exposure
Uncleared derivatives - A	6,337	(74)	76	2
Total derivative positions with credit exposure to non-member counterparties	34,714	147	194	341
Total derivative positions with credit exposure to member institutions (2)	8	—	—	—
Subtotal - derivative positions with credit exposure	34,722	$147	$194	$341
Derivative positions without credit exposure	31,605

Total derivative positions	$66,327

(1)    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

September 30, 2022	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,352	$3,320	$3,288	$3,264	$3,248
Percent change in MVE from base	2.0%	1.0%	—%	(0.7)%	(1.2)%
MVE/book value of equity	92.9%	92.0%	91.2%	90.5%	90.1%
Duration of equity	1.0	1.0	0.9	0.6	0.5

December 31, 2021
MVE	$3,599	$3,485	$3,530	$3,556	$3,543
Percent change in MVE from base	2.0%	(1.3)%	—%	0.7%	0.4%
MVE/book value of equity	99.8%	96.6%	97.9%	98.6%	98.2%
Duration of equity	0.9	1.7	(1.3)	(0.1)	0.6

The changes in those key metrics from December 31, 2021 resulted primarily from the changes in market values of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at September 30, 2022 and December 31, 2021 was 0.15% and (0.11)% , respectively.

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

The following table presents our LIBOR-rate indexed financial instruments outstanding at September 30, 2022 and December 31, 2021 by year of maturity ($ amounts in millions).

LIBOR-Indexed Financial Instruments	Year of Maturity
September 30, 2022	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$9	$48	$1,305	$1,362	4%
MBS, par value (2)	—	—	2,116	2,116	20%
Total	$9	$48	$3,421	$3,478

Interest-rate swaps - receive leg, notional (2):
Cleared	$190	$760	$2,190	$3,140	12%
Uncleared	—	63	2,760	2,823	7%
Total	$190	$823	$4,950	$5,963

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$1,180	$2,200	$300	$3,680	15%
Total	$1,180	$2,200	$300	$3,680

Other derivatives, notional:
Interest-rate caps held (2)	$—	$—	$611	$611	100%

December 31, 2021
Assets:
Advances, par value (1)	$134	$48	$2,259	$2,441	9%
MBS, par value (2)	—	—	2,669	2,669	25%
Total	$134	$48	$4,928	$5,110

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,366	$767	$2,336	$4,469	20%
Uncleared	320	314	6,176	6,810	21%
Total	$1,686	$1,081	$8,512	$11,279

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$3,134	$1,150	$—	$4,284	19%
Total	$3,134	$1,150	$—	$4,284

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

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

As of September 30, 2022, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this evaluation, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

3.1*
Bylaws of the Federal Home Loan Bank of Indianapolis, as amended effective July 22, 2022 incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on July 28, 2022

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2022	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer