Form 10-K
period 2022-12-31
Federal Home Loan Bank of Indianapolis
filed 2023-03-15
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes    ☐  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2022, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.3 billion. At February 28, 2023, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 25,313,845 outstanding shares of Class B stock.
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
CDFI: Community Development Financial Institution
CFI: Community Financial Institution, a Federal Deposit Insurance Corporation-insured depository institution with average total assets below an annually- adjusted limit established by the Finance Agency Director based on the Consumer Price Index
CFPB: Bureau of Consumer Financial Protection
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
MVE: Market Value of Equity
NEO: Named Executive Officer
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
PFI: Participating Financial Institution
PMI: Primary Mortgage Insurance
S&P: Standard & Poor's Rating Service

SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Collectively, the 2005 FHLBank of Indianapolis Supplemental Executive Retirement Plan, as amended, and the FHLBank of Indianapolis Supplemental Executive Retirement Plan, frozen effective December 31, 2004
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated
SMI: Supplemental Mortgage Insurance
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
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
•volatility of market prices, interest rates, and indices or the availability of suitable interest rate indices, or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those of the Federal Reserve, the Finance Agency and the Federal Deposit Insurance Corporation, or a decline in liquidity in the financial markets, that could affect the value of investments, or collateral we hold as security for the obligations of our members and counterparties;
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
◦changes in the general level of housing activity in the United States and particularly in our district states of Michigan and Indiana, the level of refinancing activity and consumer product preferences;
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
•national or international crises, including a pandemic, war, acts of terrorism or natural disasters, and the effects of any such crises on our and our counterparties' operations, member demand, market liquidity, and the global funding markets, and the governmental, regulatory, and fiscal interventions undertaken to stabilize local, national, and global economic conditions;
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

As an FHLBank, we seek to maintain a balance between fulfilling our public policy mission and providing sufficient returns on our members' capital, while maintaining an appropriate risk profile. Consistent with our business model, we place the highest priority on being able to meet our members' liquidity and funding needs in all business and market environments.

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

Type of Institution	December 31, 2022	% of Total	December 31, 2021	% of Total
Commercial banks and savings associations	165	48%	168	48%
Credit unions	131	38%	128	37%
Insurance companies	46	13%	48	14%
CDFIs	4	1%	4	1%
Total member institutions	346	100%	348	100%

In 2022, 5 new members were added and 7 members merged, consolidated, relocated or terminated, including Flagstar Bank, FSB, formerly one of our largest members and our largest borrower at December 31, 2022.

Governance

Our board of directors is responsible for the overall oversight and management of the Bank pursuant to the Bank Act. The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our board of directors. A majority of the directors must be officers and/or directors of our member institutions, while at least 40% of the board must be independent directors. The professional backgrounds of our independent directors cover a wide range of industries and expertise in areas such as financial markets and economics, affordable housing, accounting and technology, including cybersecurity.

We maintain a Strategic Business Plan that provides the framework for our future business direction. The goals and strategies for the Bank's major business activities are encompassed in this plan, which is updated and approved by the board of directors at least annually and at any other time that revisions are deemed necessary.

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
•Adjustable-rate Advances, which are sometimes called "floaters," reprice periodically based on a variety of indices, including EFFR, SOFR and the FHLBanks cost of funds index. We no longer offer new LIBOR-indexed adjustable-rate advances. Prepayment terms are agreed to before the advance is extended. Most frequently, no prepayment fees are required if a member prepays an adjustable-rate advance on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity;
•Other Variable-rate Advances, which reprice daily. These advances may be extended on terms from one day to six months and may be prepaid on any given business day during that term without fee or penalty. No principal payment is due until maturity; and
•Callable Advances, which are fixed-rate advances that give the member an option to prepay the advance before maturity on call dates with no prepayment fee, which members normally would exercise when interest rates have decreased since the origination of the advance.

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

Eligible Collateral. Eligible collateral types include certain investment securities, one-to-four family first mortgage loans, multi-family first mortgage loans, deposits in our Bank, certain other real estate-related collateral assets (such as commercial MBS, municipal securities, commercial real estate loans and home equity loans), and small business loans or farm real estate loans from CFIs. While we only extend credit based on the borrowing capacity for such approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection. In addition, under the Bank Act, we have a lien on the borrower's stock in our Bank as security for all of the borrower's indebtedness.

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

Our short-term investments are placed with large, high-quality financial institutions with investment-grade long-term credit ratings. Such investments typically include interest-bearing demand deposit accounts, unsecured federal funds sold and securities purchased under agreements to resell, which are secured by U.S. Treasury obligations. Each may be purchased with either overnight or term maturities, or in the case of demand deposit accounts, redeemed at any time during business hours. In the aggregate, the FHLBanks may represent a significant percentage of the federal funds sold market at any one time, although each FHLBank manages its investment portfolio separately.

Our liquidity portfolio also includes investments in U.S. Treasury obligations.

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

In addition, we are prohibited from purchasing certain types of investments, such as interest-only or principal-only stripped MBS, Collateralized Mortgage Obligations ("CMO") and Real Estate Mortgage Investment Conduits ("REMIC"); residual-interest or interest-accrual classes of CMOs, REMICs and MBS; and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the United States government, Fannie Mae, Freddie Mac or Ginnie Mae.

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

In 2012 - 2014, we purchased participating interests from another FHLBank in mortgage loans originated by certain of its PFIs through their participation in the Mortgage Partnership Finance® Program. In 2016, we sold a 90% participating interest in a $100 million MCC of certain newly acquired MPP loans to another FHLBank.

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

•Advantage MPP. The LRA for Advantage MPP differs from our original MPP in that the funding of the fixed LRA occurs at the time we acquire the loan and is based on the principal amount purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 130 bps of the principal amount. LRA funds not used to pay loan losses may be returned to the PFI subject to a retention schedule detailed in each MCC based on the original LRA amount. Per the retention schedule, no LRA funds are returned to the PFI for the first five years after the pool is closed to acquisitions. We absorb any losses in excess of available LRA funds.

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

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 3 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed- or adjustable-rate and callable or non-callable. Those issued with adjustable-rate payment terms use a variety of indices for interest rate resets, including United States Treasury Bill, Constant Maturity Swap, Prime Rate, SOFR, and others. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

Our use of derivatives is the primary way we align the preferences of investors for the types of debt securities they want to purchase and the preferences of member institutions for the types of advances they want to hold and the types of mortgage loans they want to sell. Consistent with our risk management philosophy, we use interest-rate exchange agreements (i.e., interest-rate swaps) to convert many of the fixed-rate CO bonds that we issue to variable-rate instruments that periodically reset based on an index such as SOFR. Generally, we receive a coupon on the interest-rate swap that is identical to the coupon we pay on the CO bond while paying variable-rate coupon on the interest-rate swap that resets based on the applicable index. Typically, the formula for the variable-rate coupon also includes a spread to the index. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities and Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges.

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

Affordable Housing Programs, Community Investment and Small Business Grants

Each FHLBank is required to set aside 10% of its annual net earnings before interest expense on MRCS to fund its AHP. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2022, are also part of this program.
•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;
◦Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;
◦Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability; and
◦Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was not activated in 2022.

In addition to our required allocation, which totaled $20 million in 2022, we support and provide voluntary funding to our AHP and various affordable housing, small business and community investment programs. In 2022, such voluntary funding included an additional 2.5% of net earnings.

Under our Elevate program, we support the growth and development of small businesses in Michigan and Indiana by providing grant funding for capital expenditures, workforce training, or other business-related needs. The total amounts awarded in 2022 were $0.5 million.

Community Mentors is an annual community engagement and economic development leadership program which includes a workshop and accompanying implementation grant of $10 thousand to one Michigan and one Indiana community which is awarded following an application process.

Our voluntary allocation in 2022 totaled $6 million. As a result, our combined required and voluntary allocation in 2022 totaled $26 million.

In addition, we offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2022, we had $1.0 billion of outstanding principal on Community Investment Program-related advances.

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of our strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various associated programs and philosophies.

Workforce Profile.

Our workforce is substantially comprised of corporate office-based employees, with our operations in Indianapolis, Indiana and limited activities in a newly-established hub in Detroit, Michigan. As of December 31, 2022, the Bank had 257 full-time and 1 part-time employee, of which 58% were male and 42% were female, while 73% were non-minority and 27% were minority.

Our workforce historically has included a large number of longer-tenured employees. As of December 31, 2022, the average tenure of the Bank’s employees was 7.9 years. There are no collective bargaining agreements with our employees.

We seek to attract, develop, and retain talented employees to achieve our strategic business objectives, enhance business performance and provide a reasonable risk-return balance for our cooperative members, both as users of our products and as shareholders, tailored to our status and risk appetite as a housing GSE. We strive to both develop talent from within and hire externally, as needed. We believe that developing talent internally results in building bench strength, retaining institutional knowledge, increasing workforce continuity and promoting loyalty and commitment in our employee base, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce.

Total Rewards.

We recognize and reward performance through a combination of competitive total rewards and development opportunities, including the following:

•Cash compensation
◦Salaries and wages; and
◦Incentive opportunities;
•Benefits and perquisites
◦Medical, dental, and vision insurance;
◦Wellness incentive opportunities;
◦Life, long-term disability, and other insurance coverages;
◦401(k) retirement savings plan for which the Bank matches certain contributions;
◦Pension benefits or additional, non-elective defined contributions by the Bank;
◦Health Savings Account and Flexible Spending Accounts; and
◦Additional voluntary benefit opportunities
•Wellness programs
◦Employee assistance program;
◦Health coaching;
◦Interactive education sessions; and
◦Use of our insurance provider's rewards app to inspire achievement of fitness and health goals;
•Employee engagement
◦Employee resource groups; and
◦Cultural awareness and inclusion activities/events;
•Work/Life balance
◦100% paid salary continuation for short-term disability, parental and military leave, bereavement, jury duty, and certain court appearances;
◦Hybrid workforce model; and
◦Vacation, sick time, birthday holiday, Bank holidays, and certain volunteer opportunities;
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

Performance Management.

Our performance management framework includes establishing individual performance goals tailored to reflect business and development objectives while also reflecting our guiding principles for our corporate culture, periodic performance check-ins, and annual performance reviews. Overall annual performance ratings are calibrated and salary adjustments are differentiated for our highest performers.

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

Our commitment is demonstrated through the development and execution of a three-year Diversity, Equity, and Inclusion Strategic Plan ("DEI Strategic Plan"). The DEI Strategic Plan focuses on Workforce, Workplace, Community, Supplier Diversity, and Capital Markets and includes quantifiable metrics to measure the program's success, which are reported regularly to senior management and the board of directors. We consider learning an important component of our DEI Strategic Plan, so we offer a range of opportunities for our employees to connect and grow personally and professionally through our Diversity, Equity, and Inclusion Council, Cultural Ambassadors, FHLBI Cares, cultural awareness events, and employee resource groups.

Supervision and Regulation

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position, strategic plan, relationships with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this Form 10-K, such regulations can have a significant effect on key drivers of our results of operations.

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the United States government, established by the Housing and Economic Recovery Act of 2008.

The Bank Act. The Finance Agency's responsibility is to ensure that, pursuant to the Bank Act and regulations promulgated by the Finance Agency, each FHLBank:

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

The Housing and Economic Recovery Act of 2008 also established the Federal Housing Finance Oversight Board, comprised of the Secretaries of the Treasury and the United States Department of Housing and Urban Development, the Chair of the SEC, and the Finance Agency Director. The Federal Housing Finance Oversight Board functions as an advisory body to the Finance Agency Director.

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

Available Information

Our Annual, Quarterly and Current Reports on Forms 10-K, 10-Q, and 8-K, are filed with the SEC through the EDGAR filing system. A link to EDGAR is available through our public website at www.fhlbi.com by selecting "Resources" and then "Investor Relations."

We have a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our principal executive officer, principal financial officer, and principal accounting officer. We additionally have a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council Members, a Code of Conduct and Conflict of Interest Policy for Directors, and a Code of Conduct and Conflict of Interest Policy for Employees and Contractors (collectively, the "Codes of Conduct"). The Code of Ethics and Codes of Conduct are available on our website at www.fhlbi.com by selecting "About" and then "Corporate Governance."

Our 2023 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It is available on our website at www.fhlbi.com by selecting "Products and Services" and then selecting "Community Development - Community Investment Program (CIP) - CIP Forms & Applications."

The written charters adopted by the board for its Audit, Executive/Governance, and Human Resources Committees are available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." These charters were most recently amended by the board of directors as to the Audit Committee on March 18, 2022, as to the Executive/Governance Committee on January 20, 2023, and as to the Human Resources Committee on January 20, 2023.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2023 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

We have identified the following risk factors that could have a material adverse effect on our Bank. There may be other risks and uncertainties, including those discussed elsewhere in this Form 10-K, that are not described in these risk factors.

Business Risk - Economic

Economic Conditions and Policy, Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations.

Our business, liquidity, financial condition, and results of operations are sensitive to general domestic and international business and economic conditions, and the strength of the local economies in which we conduct business.

Our business and results of operations are significantly affected by the monetary and fiscal policies of the United States government and its agencies, including the Federal Reserve through its regulation of the supply of money and credit in the United States. These policies are directly impacted by prevailing economic conditions in the United States. For example, the FOMC's policy statements in 2022 and into 2023 provide that inflation continues to exceed the Federal Reserve's target. As a result, the FOMC has continued a series of rapid increases in the federal funds target rate throughout 2022. Such increases either directly or indirectly influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for advances and for our debt. This, in turn, directly impacts our liquidity, financial condition and results of operations.

As another example, a breach or near-breach of the federal debt limit could affect us. The U.S. Treasury has advised that the debt limit has been reached and that it is taking certain cash management measures to avoid breaching the limit. The U.S. Treasury has also advised that it believes it can continue such cash management measures until some time in June 2023. If Congress does not increase the debt limit prior to the time that such measures are exhausted, the U.S. Treasury would lose its borrowing authority at such time and a broad range of government payments could not be satisfied. Such an occurrence or near occurrence is likely to cause disruptions in the capital markets and could result in higher interest rates and borrowing costs for the FHLBanks. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our liquidity, financial condition and results of operations could be adversely affected.

Further, a breach of the federal debt limit could trigger an economic recession resulting from the federal government's failure to make its payments and the resulting loss of market confidence. Such a recession could be severe. Any recession could adversely affect our members and, in turn, could adversely affect their demand for advances and other products and services, thereby adversely affecting our results of operations.

Additionally, we are affected by the global economy through member ownership and investments, and through capital markets exposures. Global political, economic, and business uncertainty can lead to increased volatility in capital markets. One example of this has been realized through the COVID-19 pandemic and related developments, which resulted in market uncertainty causing substantial disruptions in the financial markets and increased volatility. While the disruptions have been short-lived, the pandemic continues and a resurgence could result in further disruptions and increased volatility that could be more severe or long-lasting than prior disruptions. Disruptions could adversely affect us in many ways, including reduced market access to funding and increased costs of funding. Prolonged disruptions may also result in decreased valuations of, and reduced market and book yields on, our assets.

Another example has been realized through the geopolitical instability brought about by ongoing hostilities between Russia and Ukraine, which have led to economic and trade disruptions as well as sanctions. These and related developments have created uncertainty leading to increased volatility in certain capital markets from time to time. They have also been cited by the FOMC as contributing to upward pressure on inflation and weighing on global economic activity.

We Are Directly Impacted by the Condition of the Housing and Mortgage Markets Especially Those Markets' Conditions in Our District.

Of particular note among business and economic conditions, our business and results of operations are sensitive to the condition of the housing and mortgage markets. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance, could reduce the value of collateral securing our advances and the fair value of our MBS. Such reductions in value would increase the possibility of under-collateralization, thereby increasing the risk of loss in case of a member's failure. Also, deterioration in the residential mortgage markets could negatively affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans.

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

We could be adversely affected by: the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, the SEC, the United States Commodity Futures Trading Commission, the CFPB, the Financial Stability Oversight Council, the Comptroller General, the FASB or other federal or state financial regulatory bodies; or judicial decisions that alter the present regulatory environment. Likewise, whenever federal elections result in changes in the executive branch or in the balance of political parties’ representation in Congress, there is increased uncertainty as to potential administrative, regulatory and legislative actions that may adversely affect our business.

As an example of one source of potential regulatory change, the Director of the Finance Agency has stated that the Finance Agency is engaged in a comprehensive review of the FHLBank System. The Director of the Finance Agency has also stated that this review includes the FHLBanks' mission, purpose, organization, operational efficiency, products, services, collateral requirements, and membership eligibility, among other aspects subject to the review. Following the conclusion of the review in the coming months, the Finance Agency is expected to release a report of its findings that could include statutory and regulatory recommendations that, if accepted, could significantly alter one or more aspects of the way we do business, demand for our products and services, and the value of Bank membership. Any such regulatory change could adversely affect our results of operations, financial condition, liquidity and capital resources.

Environmental, Social and Governance, or ESG, matters could also lead to enhanced governmental, regulatory or societal attention on us or the FHLBank System in general. Such attention could lead to additional legislation or regulations increasing our compliance costs and operational burdens. For example, the SEC has proposed a rule on climate change disclosures which, if adopted as proposed, would result in significant additional climate-related disclosure requirements. Further, we could become subject to obligations to monitor the use of the proceeds of advances to avoid their deployment to societally-disfavored industries. Such impacts could adversely affect our financial condition and results of operations.

Members. Changes impacting the environment in which our members provide financial products and services could negatively impact their ability to take full advantage of our products and services, their desire to maintain membership in our Bank, or our ability to rely on their pledged collateral. For example, recent increases in interest rates and the corresponding declines in the values of certain assets could cause one or more of our members to not have positive tangible capital. We are generally prohibited from making advances to members that do not have positive tangible capital. Thus, further rises in market interest rates could prevent us from making advances to certain members and, in turn, adversely affect our financial condition and results of operations.

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

Assets and Collateral. Changes that impact the types or values of assets we own or the collateral we hold could increase our risk of credit loss. For example, the CFPB has issued rules that include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay. Failure to satisfy those standards provides the borrower with certain rights that could impede or prevent the lender from foreclosing in the event of the borrower’s default. Any party that acquires the loan from the lender could be similarly impeded or prevented from foreclosing. We accept mortgage loans as collateral and purchase mortgage loans under AMA programs, particularly MPP. Our risk of credit loss would tend to be higher on mortgage loans that did not comply with the CFPB’s standards given the possibility of the related borrower to impede or prevent us from realizing upon the mortgage loan in the event of default. Accordingly, the CFPB’s rules could increase our risk of credit loss. The possible impacts of the realization of an increased risk of credit loss are discussed under "An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations."

Liquidity and Capital. Changes impacting liquidity or capital could adversely affect our results of operations. For example, we are subject to various liquidity requirements, which may constrain our ability to invest excess cash flow in higher yielding assets from time to time. If liquidity requirements are increased, we could be further restrained from otherwise investing in higher yielding assets thereby adversely affecting our earnings. Similarly, we are subject to various capital requirements. If such requirements are increased, it could result in the realization of the risks discussed under "A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members." By way of further example, we, together with the other FHLBanks, currently play a predominant role as lenders in the federal funds markets. Accordingly, any disruptions in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations and reputation.

Growth. Changes may either directly or indirectly restrict our growth. For example, the Finance Agency could issue an order requiring us to further constrain our growth in acquisition of assets via MPP.

Underwriters and Investors. Changes affecting our debt underwriters and investors, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. For example, a significant number of investors in FHLBank short-term consolidated obligations are money market funds. However, if these investors risk and return preferences or regulatory requirements shift, their demand for this debt could decrease. Such a decrease could, due to the FHLBanks’ concentration in money market investors, lead to an inability to access funding on acceptable terms.

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

FHLBank Membership. Changes that reduce the benefits of FHLBank membership or restrict the eligibility for FHLBank membership could negatively impact our results of operations.

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

Restrictions on the Redemption, Repurchase, or Transfer of the Bank's Capital Stock Could Result in an Illiquid Investment for the Holder, Which Could Affect Member Interest in Our Products with Capital Stock Purchase Requirements and Our Ability to Retain Existing Members and Attract New Members.

Under the Gramm-Leach Bliley Act of 1999, as amended, Finance Agency regulations, and our capital plan, our capital stock may be redeemed upon the expiration of a five-year redemption period, subject to certain conditions. In addition, subject to applicable law, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

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

Any such illiquidity could negatively affect member interest in conducting business with us when such business includes a requirement to purchase capital stock. Further, it could cause existing members to take steps to withdraw from membership and disincentivize prospective members from joining us. Any resulting loss of business could then negatively affect our results of operations and financial condition.

Business Risk - Strategic

A Loss of Significant Borrowers, PFIs, Acceptable Loan Servicers or Other Financial Counterparties Could Adversely Impact Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration.

Significant Borrowers. The loss of any significant borrower or PFI could adversely impact our profitability and our ability to achieve business objectives. This could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, a member's loss of market share, resolution of a financially distressed member, or regulatory changes relating to FHLBank membership. As the financial industry continues to consolidate into a smaller number of institutions, this could lead to a further loss of large members and a related decrease in advances outstanding.

For example, in December 2022, Flagstar Bancorp, Inc., the parent company of Flagstar Bank, FSB ("Flagstar"), completed its merger with a non-member depository institution. At December 31, 2022, Flagstar was our largest borrower with advances outstanding totaling $4.6 billion, or 12% of our total advances outstanding, at par. As a result of the merger, Flagstar became ineligible for Bank membership and is no longer eligible to renew its advances or use any additional Bank products and services. Loss of other large advance borrowers, without replacement of such advances by existing or new members, would be expected to reduce our interest income and profitability accordingly.

Significant PFIs. During the year ended December 31, 2022, our top-selling PFI sold us mortgage loans totaling $272 million, or 24% of the total mortgage loans purchased by the Bank in 2022. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

Loan Servicers. We do not service the mortgage loans we purchase. PFIs may elect to retain servicing rights for the loans sold to us, or they may elect to sell servicing rights to an MPP-approved servicer. A scarcity of qualified mortgage servicers could adversely affect our results of operations.

Financial Counterparties. The number of counterparties that meet our internal and regulatory standards for derivative, repurchase, federal funds sold, TBA, and other financial transactions, such as broker-dealers and their affiliates, has decreased over time. In addition, since the Dodd-Frank Act, the requirements for posting margin or other collateral to financial counterparties has tended to increase, both in terms of the amount of collateral to be posted and the types of transactions for which margin is now required. For example, Financial Industry Regulatory Authority Rule 4210, which is currently proposed to take effect on October 25, 2023, would require us to exchange margin on certain MBS transactions. Materially greater margin requirements - due to this rule, or otherwise - could adversely affect the availability and pricing of our derivative transactions, making such trades more costly and less attractive as risk management tools. New and expanded margin requirements on derivatives and MBS could also change our risk exposure to our counterparties and may require us to further enhance our systems and processes. These factors tend to increase the risk exposure that we have to any one counterparty, and as such may tend to increase our reliance upon each of our existing counterparties. A failure of any one of our major financial counterparties, or continuing market consolidation, could affect our profitability, results of operations, and ability to enter into additional transactions with existing counterparties without exceeding internal or regulatory risk limits.

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings.

We operate in a highly competitive environment. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including customer deposits, brokered deposits, reciprocal deposits and public funds. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, the Federal Reserve Banks, corporate credit unions, the Central Liquidity Facility, investment banks, commercial banks, and in certain circumstances other FHLBanks. Large institutions may also have independent access to the national and global credit markets. Also, the availability of alternative funding sources to members, such as growth in deposits from members' banking customers, can significantly influence the demand for advances and can vary as a result of several factors, including legislative or regulatory changes, market conditions, members' creditworthiness, and availability of collateral. By way of example, on March 12, 2023, the Federal Reserve implemented a bank term funding program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. Loans under the program are generally made on very favorable terms, and our depository institution members may determine to request loans under that program rather than requesting advances from us. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

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

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States. S&P downgraded the United States' sovereign credit rating in 2011, which corresponded with a near breach of the federal debt limit. It is possible that a credit rating agency could again downgrade the United States' sovereign credit rating in connection with the current debate in U.S. Congress concerning whether or not the federal debt limit will be raised. If the sovereign credit rating is downgraded, the credit rating of each FHLBank and the FHLBanks' consolidated obligations and outlooks may also be downgraded.

Downgrades in the credit ratings and outlooks, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs, additional collateral posting requirements for certain derivative instrument transactions, or disruptions in our access to capital markets. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be negatively affected.

The Inability to Identify Eligible Nominees for our Board of Directors and to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission.

Board of Directors. The talent and experience of our board of directors is critical to our ability to satisfy our mission given the global nature and resulting, ever-growing complexities of the finance industry. However, our directors are subject to legal requirements that could disqualify prospective nominees that would otherwise have the talent and experience necessary for the role. For example, at least 40% of our board of directors' seats must be held by independent directors, who must meet certain specialized and narrow eligibility requirements (including citizenship, residency and expertise) but are subject to specific term limits. Seven of the directorships are designated for independent directors, but two of these directorships are held by directors who will be term-limited as of December 31, 2023. Each has served as a director of the Bank for 15 or more years. Thus, the term limits will result in our inability to re-nominate those directors resulting in the board's loss of their talent and experience. While our board's Human Resources Committee engages in succession planning for directorships, such legal requirements may challenge our ability to find prospective nominees who have specific expertise and specialized skills that meet the eligibility requirements.

Key Personnel. We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations successfully. However, competition for such personnel from within the financial services industry, including for risk management professionals, and from businesses outside the financial services industry, including the technology industry, have challenged and may continue to challenge our ability to recruit and retain such personnel. For example, we have experienced and continue to experience higher employee turnover and increased competition in hiring and retaining skilled key personnel due to the significant disruptions and changes to the U.S. labor market that have resulted from the COVID-19 pandemic. Increased remote-working opportunities have also increased competition in hiring and retaining skilled key personnel. Failure to attract and retain skilled key personnel, or failure to develop and implement an effective succession plan for key personnel, could adversely affect our business and operations and, in turn, our results of operations.

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

A deterioration of residential or commercial real estate property values could further affect the mortgages or MBS pledged as collateral for advances. In order to remain fully collateralized, we may require members to pledge additional collateral when we deem it necessary. If members are unable to fully collateralize their obligations with us, our advances could decrease further, negatively affecting our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides each FHLBank to contribute at least 10% of its annual net earnings before interest expense on MRCS subject to an FHLBank System-wide annual minimum contribution to AHP of $100 million. If the required contribution is increased or we become liable for a pro-rata share of the System's annual minimum contribution, our net earnings could be reduced or eliminated. Thus, these requirements could adversely affect our ability to pay dividends to our members or to redeem or repurchase capital stock.

Market Risk

Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations.

Cessation of the Use of LIBOR. A portion of our assets and liabilities remain directly or indirectly indexed to LIBOR. The one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the United Kingdom Financial Conduct Authority has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

We have endeavored to identify and amend our agreements that may require adding or adjusting fallback language, including advances, investments and derivatives. Despite these efforts, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still lack clarity in some instances. Further, as LIBOR has been a principal floating-rate benchmark in the financial markets, its cessation has affected, and may continue to affect, the financial markets generally and our business, financial condition, and results of operations.

Adoption of SOFR. We continue to take steps to adopt SOFR, the alternative to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee for our relevant products, services and financial instruments. The market transition from LIBOR to SOFR or another alternate reference rate has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate as well as other market conventions. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and could continue to experience disruptions from time to time, which has resulted and may continue to result in unexpected fluctuations in SOFR. The introduction of alternate reference rates also creates challenges in hedging and asset-liability management and may result in additional basis risk and increased volatility. While market activity in SOFR- linked financial instruments continues to develop, the progress has been uneven in the commercial loan market, and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner and any other alternative reference rate may or may not be developed. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal or reputational risks to us.

Changes in Interest Rates or Changes in the Differences Between Short-Term Rates and Long-Term Rates Could Have an Adverse Effect on Our Earnings.

Our ability to prepare for changes in interest rates, or to hedge related exposures such as volatility or basis risk, significantly affects the success of our asset and liability management activities and our level of net interest income.

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

Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets, such as investor demand and liquidity, and on dealer commitment to inventory and support our debt. Any disruption in the debt market could have an adverse impact on our interest spreads, opportunities to call and reissue existing debt or roll over maturing debt, or our ability to satisfy the Finance Agency's liquidity requirements.

Operational Risk

A Cybersecurity Event; Interruption in Our Information Systems; Unavailability of, or an Interruption of Service at, Our Main Office or Our Backup Facilities; or Failure of or an Interruption in Information Systems of Third-Party Vendors or Service Providers Could Adversely Affect Our Business, Risk Management, Financial Condition, Results of Operations, and Reputation.

Cybersecurity. We rely heavily on our information systems and other technology to conduct and manage our business, which inherently involves large financial transactions with our members and other counterparties. Our operations rely on the secure processing, storage and transmission of confidential and other information, both in our and third parties' computer systems and networks, including those of backup service providers. These computer systems, software and networks are vulnerable to breaches, unauthorized access, damage, misuse, computer viruses or other malicious code and other events that could potentially jeopardize the confidentiality of such information or otherwise cause interruptions or malfunctions in our operations, either directly or through a third party. Similarly, work-from-home arrangements that we have used and that have been and are used by third party vendors present additional risks of cybersecurity events. We have not experienced a disruption in our information systems that has had a material adverse effect on us.

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

General Risks

Natural Disasters, Including those Resulting from Significant Climate Change, and Similar Catastrophic Events Could Adversely Affect Our Business and Our Members.

Regions in which we operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wild fires, drought and other natural disasters. Climate change is increasing the frequency, intensity and duration of these weather events. Likewise, similar catastrophic events, such as epidemics or pandemics (as was realized in the COVID-19 pandemic), acts of war or terrorism, and/or disruptions in the availability of critical infrastructure on which we rely due to a cyber incident or otherwise could occur. Any such natural disasters or similar catastrophic events could destroy or damage our assets or collateral that members have pledged to us; disrupt our business; increase the probability of power or other outages; negatively affect the livelihood of borrowers of our members; or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we lease 8,800 square feet to a single tenant. In addition, we lease office space in Detroit, MI, which is used for community and member engagement, and in Anderson, IN, which is used for business resumption activities in the event of a loss of or a disruption to the primary facility.

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
Capital Structure

Our capital plan provides for two sub-series of Class B capital stock: Class B-1 and Class B-2. Class B-1 stock is held by our members to satisfy their membership stock requirements, while Class B-2 stock is held to satisfy members’ activity-based stock requirements. Class B-1 stock is automatically reclassified as Class B-2 as needed to help fulfill a member’s activity-based stock requirement and before the member is required to purchase additional Class B-2 stock to fully meet its capital stock requirement. Excess Class B-2 stock is automatically reclassified as Class B-1.

Under our capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement each time they enter into an MCC with us based on the outstanding principal balance of loans purchased. As of December 31, 2022, such Class B-2 stock issued and outstanding totaled $85 million.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. Class A stock is subject to the same redemption requirements and limitations as Class B stock, except the applicable redemption period for Class A stock is six months. As of December 31, 2022, the board of directors had not authorized the issuance of Class A stock.

Number of Shareholders

As of February 28, 2023, we had 359 shareholders and $2.5 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding. As of February 28, 2023, we had no Class A stock outstanding.

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

Under Finance Agency regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2022, our excess stock was 0.82% of our total assets.

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

For more information, see Notes to Financial Statements - Note 12 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

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

Executive Summary

Overview. As an FHLBank, we are a regional wholesale bank that serves as a financial intermediary between the capital markets and our members. The Bank is structured as a financial cooperative, which allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy or jeopardizing profitability. Therefore, the Bank is generally designed to expand and contract in asset size as the needs of our members and their communities change.

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

Our net interest income is primarily determined by the size of our balance sheet and the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. A substantial portion of net interest income may also be derived from deploying our capital which has no associated interest cost, i.e., interest-free capital. We use funding and hedging strategies to manage the related interest-rate risk.

Due to our cooperative ownership structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

In addition, as a cooperative, some members utilize our products more heavily and own more capital stock than others. As a result, we must achieve a balance in generating membership value from rates we charge on advances or prices we pay to purchase mortgage loans and paying a competitive dividend rate.

We group our products and services within two operating segments: traditional and mortgage loans.

For more background information on the Bank, see Item 1. Business.

Business Environment. The Bank's financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. The U.S. economy closed out an uneven 2022 with fourth quarter U.S. real gross domestic product rising at an annual rate of 2.7%. The rate was down slightly from the third quarter annual rate of 3.2%, as economic activity slightly cooled in the fourth quarter. Consumer spending helped drive the fourth quarter gain, while the housing market weakened and businesses cut back their spending on equipment, according to the U.S Commerce Department. U.S. real gross domestic product increased by 2.1% for the year 2022.

Workers' wage gains in 2022 helped consumer spending, the economy's main engine, grow at an annual pace of 2.1% in the fourth quarter, compared to the third quarter, and 1.9% compared to the fourth quarter of 2021.

High inflation has clearly cut into households' purchasing power. However, inflation eased in December 2022 for the sixth straight month following a mid-2022 peak.

Easing inflation follows several signs that U.S economic activity cooled in the fourth quarter. Job and wage growth slowed in December, though the labor market remained tight with historically low unemployment continuing at 3.5% in December 2022. Improving supply chains and reduced demand have relieved price pressures on goods, but services prices continued to climb in part because of wage gains in a tight labor market. Federal Reserve officials are concerned that tight U.S. labor markets could sustain higher prices in the years to come.

According to the Bureau of Labor Statistics, the overall consumer price index increased 6.5% in December from a year ago. Consumer inflation, excluding volatile energy and food prices, the so-called core consumer-price-index, rose 5.7% in December from a year earlier. The index had accelerated to a new four-decade high in September of 6.6%, compared to a year earlier.

Many economists are worried about the possibility of a recession within the next 12 months. They expect the Federal Reserve's efforts to combat high inflation by raising interest rates to further weigh on the economy by triggering spending cutbacks and job losses.

Conditions in U.S. Housing Markets. Home sales slipped to cap their worst year since 2014, primarily driven by higher home prices and higher mortgage interest rates. According to the National Association of Realtors ("NAR"), existing-home sales fell for the eleventh straight month in December 2022, the slowest sales pace since November 2010, as the once-booming housing market has become a bigger drag on the U.S. economy. Sales in December were down 34% from a year earlier. Sales in 2022 fell 17.8% from the prior year.

Despite the sharp decline in sales, home prices have risen on a year-over-year basis, in part because supply remained tight. But price growth has slowed from its red-hot pace earlier in the year. According to the NAR, the median sales price of an existing home climbed in December by only 2.3% from a year earlier. Prices fell for the sixth straight month.

Total housing inventory at the end of December was enough to cover 2.9 months of sales, still historically low.

The Federal Reserve's rate increases have fueled higher mortgage rates. In late October, the average rate on a 30-year fixed-rate mortgage, according to Freddie Mac, reached its highest level in two decades at 7.08%. However, it had declined by the end of the year to 6.42%

With sustained price appreciation and higher mortgage rates, affordability continues to be a challenge for potential home buyers.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting in November 2022, the FOMC raised the target range for the federal funds rate by another 75 bps to 3.75% to 4.0% and, at its meeting in December 2022, it raised the target range by another 50 bps to 4.25% to 4.50%.

The following table presents certain key interest rates.

	Average for Twelve-Months Ended		Period End
	December 31,		December 31,
	2022	2021	2022	2021
Federal Funds Effective	1.68%	0.08%	4.33%	0.07%
SOFR	1.64%	0.04%	4.30%	0.05%
Overnight LIBOR	1.68%	0.08%	4.32%	0.06%
1-week Overnight-Indexed Swap	1.76%	0.08%	4.34%	0.08%
3-month LIBOR	2.41%	0.16%	4.77%	0.21%
3-month U.S. Treasury yield	2.04%	0.04%	4.37%	0.04%
2-year U.S Treasury yield	2.99%	0.26%	4.43%	0.73%
10-year U.S. Treasury yield	2.95%	1.44%	3.88%	1.51%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve during the three and twelve months ended 2022 were affected by several factors, principally efforts by the Federal Reserve to raise interest rates and tighten monetary policy to combat high inflation.

In 2022, as the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. Investors use the 10-year Treasury yield as an indicator of investor confidence. In recent months, the 2-year rate has been consistently higher than the 10-year rate, and the 3-month rate nudged above the 10-year rate for the first time since before the Covid-19 pandemic. That change inverted what many regard as a critical relationship in the U.S. yield curve, signaling a coming recession.

At its meeting on February 1, 2023, the FOMC decided to raise the target range for the federal funds rate by another 25 bps to 4.50% to 4.75%.

The FOMC stated that "recent indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation has eased somewhat but remains elevated. The Committee is highly attentive to inflation risks. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run."

"The Committee anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time."

"In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency mortgage-backed securities, as described in its previously announced plans."

Impact on Operating Results. Market interest rates and trends affect yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, may have an unfavorable impact on our net interest margins. A steep yield curve, in which the difference between short-term and long-term interest rates is high, may have a favorable impact on our net interest margins. The level of interest rates also directly affects our earnings on assets funded by our interest-free capital.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2022 and 2021. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2022	2021	$ Change	% Change
Net interest income	$291	$252	$39	16%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	291	252	39	16%
Other income (loss)	19	(34)	53
Other expenses	113	113	—
Income before assessments	197	105	92	88%
AHP assessments	20	11	9
Net income	177	94	83	88%
Total other comprehensive income (loss)	(159)	28	(187)
Total comprehensive income	$18	$122	$(104)	(85)%

The increase in net income for the year ended December 31, 2022 compared to the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, and lower accelerated amortization of mortgage purchase premiums resulting from lower principal prepayments by borrowers, each driven by the increase in market interest rates, but partially offset by declines in the fair values of the investments indirectly funding the liabilities under certain employee benefit plans.

The decrease in total OCI for the year ended December 31, 2022 compared to the prior year was primarily due to the unrealized losses on AFS securities, in particular investments in MBS, driven by the increase in market interest rates.

The following table presents the returns on average assets and returns on average equity.

	Years Ended December 31,
Ratios	2022	2021
Return on average assets	0.28%	0.15%
Return on average equity	5.03%	2.64%

Results of Operations for the Years Ended December 31, 2021 and 2020. A comparison of our results of operations for the years ended December 31, 2021 and 2020 is contained in the corresponding Item 7 in our 2021 Form 10-K, filed with the SEC on March 10, 2022.

Changes in Financial Condition for the Year Ended December 31, 2022. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2022	December 31, 2021	$ Change	% Change
Advances	$36,683	$27,498	$9,185	33%
Mortgage loans held for portfolio, net	7,687	7,616	71	1%
Liquidity investments (1)	10,805	10,995	(190)	(2)%
Other investment securities (2)	16,420	13,474	2,946	22%
Other assets	689	422	267	63%
Total assets	$72,284	$60,005	$12,279	20%

Consolidated obligations	$67,270	$54,478	$12,792	23%
MRCS	373	50	323	639%
Other liabilities	1,257	1,921	(664)	(34)%
Total liabilities	68,900	56,449	12,451	22%

Capital stock	2,123	2,246	(123)	(5)%
Retained earnings (3)	1,287	1,177	110	9%
AOCI	(26)	133	(159)	(119)%
Total capital	3,384	3,556	(172)	(5)%

Total liabilities and capital	$72,284	$60,005	$12,279	20%

Total regulatory capital (4)	$3,783	$3,473	$310	9%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and trading securities.
(2)    Includes AFS and HTM securities.
(3)    Includes restricted retained earnings at December 31, 2022 and 2021 of $323 million and $287 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at December 31, 2022 were $72.3 billion, a net increase of $12.3 billion, or 20%, from December 31, 2021, driven primarily by a net increase in advances outstanding.

Advances outstanding at December 31, 2022, at carrying value, totaled $36.7 billion, a net increase of $9.2 billion, or 33%, from December 31, 2021. The par value of advances outstanding increased by 37% to $37.3 billion, which included a net increase in short-term and long-term advances of 85% and 17%, respectively. The par value of advances to depository institutions — comprising commercial banks, savings institutions and credit unions — and insurance companies increased by 63% and 6%, respectively.

Purchases of mortgage loans from the Bank's members for the year ended December 31, 2022 totaled $1.2 billion. Mortgage loans held for portfolio at December 31, 2022 totaled $7.7 billion, a net increase of $71 million, or 0.9%, from December 31, 2021, as the Bank's purchases slightly exceeded principal repayments by borrowers.

Liquidity investments, which consist of cash and short-term investments as well as U.S. Treasury obligations, at December 31, 2022 totaled $10.8 billion, a net decrease of $190 million, or 2%, from December 31, 2021. Cash and short-term investments increased by $1.5 billion, or 22%, to $8.6 billion to support the increase in advances. U.S. Treasury obligations, classified as trading securities, decreased by $1.7 billion, or 43%, to $2.2 billion, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2022 were classified as available-for-sale. As a result, cash and short-term investments represented 79% of the total liquidity investments at December 31, 2022, while U.S. Treasury obligations represented 21%.

Other investment securities, which consist substantially of mortgage-backed securities and U.S. Treasury obligations classified as held-to-maturity or available-for-sale, at December 31, 2022 totaled $16.4 billion, a net increase of $2.9 billion, or 22%, from December 31, 2021, due to purchases of U.S. Treasury obligations.

The Bank's consolidated obligations outstanding at December 31, 2022 totaled $67.3 billion, a net increase of $12.8 billion, or 23%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at December 31, 2022 was $3.4 billion, a net decrease of $172 million, or 4.8%, from December 31, 2021. The net decrease primarily resulted from a transfer of capital stock to MRCS upon a member's merger into a non-member, repurchases of capital stock, and unrealized losses on investments in MBS driven by the increase in market interest rates, partially offset by capital stock issuances to support the increase in advances and a net increase in retained earnings.

The Bank's regulatory capital-to-assets ratio at December 31, 2022 was 5.23%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2022, demand by our members for advances was strong, primarily due to our depository members' loan growth outpacing their deposit growth, the rapid rise in market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the uncertain economic environment. We expect these factors to continue to favorably impact demand for advances in 2023. However, we expect total advances outstanding to moderately decline in 2023, based on a slowing economy resulting from the Federal Reserve's actions to combat persistent inflation, a resurgence of brokered deposits and the Federal Reserve's new bank term funding program as competitive wholesale funding alternatives, and the inability of Flagstar Bank, FSB ("Flagstar"), historically one of our largest and most active borrowers, to renew its advances outstanding as a result of the consummation of the merger of its parent company into a non-member depository institution in late 2022.

Despite rising mortgage interest rates, we expect our mortgage loan balance outstanding to slightly increase in 2023 due to continuing strong demand by our members to participate in our Advantage MPP and lower levels of prepayments by our borrowers.

The loss of Flagstar as a member is expected to reduce the level of liquidity we regularly need to maintain. However, we expect to continue to maintain relatively high levels of liquidity to be able to timely support our members' needs.

We continue to seek to maintain investments in MBS up to 300% of total regulatory capital. We expect to continue purchasing U.S. Treasury obligations as AFS while other long-term investments, such as Agency debentures, are expected to decline.

Access to debt markets has been reliable, while the cost of our consolidated obligations increased significantly in 2022. Going forward, we expect the cost to further increase, with the extent of the increase dependent upon several factors, including the direction and level of market interest rates, competition from other issuers of Agency debt, changes in the investment preferences of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors. As LIBOR continues to be phased out, our adjustable-rate funding continues to be replaced by SOFR-indexed instruments.

Despite the expected increase in funding costs, our overall interest spreads are expected to increase in 2023 as the ongoing rise in market interest rates drives asset yields higher and results in higher earnings on the portion of our assets funded by our capital.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, in part due to basis risk.

In the first quarter of 2023, we retired two swapped CO bonds prior to their contractual maturity dates and recognized net gains on debt extinguishment in other income of $19.8 million.

Considering our inherent relatively low margins as a cooperative, we continue to strive to keep our operating expense ratios relatively low. However, in 2023, we must absorb significant cost increases resulting from inflation and we plan to continue to invest in technology to enhance our operating systems and member service capabilities. As a result, we expect a moderate increase in our operating expenses in 2023.

As a result of all of the foregoing factors, we have forecasted net income in 2023 to be significantly higher than net income in 2022.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On February 23, 2023, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 6.0% and on Class B-1 non-activity-based stock at an annualized rate of 2.0%, resulting in a spread between the rates of 4.0 percentage points. The overall weighted-average annualized rate paid was 4.84%. While the overall dividend rate in 2023 will depend on many factors, we expect the board to continue to declare a competitive dividend and maintain a meaningful spread between the rates on activity-based stock and non-activity-based stock.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Years Ended December 31, 2022 and 2021.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the year ended December 31, 2022 totaled $1.4 billion, an increase of $921 million compared to the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates.

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the year ended December 31, 2022 totaled $1.1 billion, an increase of $882 million compared to the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates.

Net Interest Income. As a result, net interest income is our primary source of earnings. The increase in net interest income for the year ended December 31, 2022 compared to the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, and lower accelerated amortization of mortgage purchase premiums resulting from lower prepayments on mortgage loans, each driven by the increase in market interest rates.

For the hedging relationships that qualified for hedge accounting, the differences between those changes in fair value (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $3 million for the year ended December 31, 2022, compared to net hedging gains of $8 million for the year ended December 31, 2021.

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

	Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)
Assets:
Securities purchased under agreements to resell	$3,181	$54	1.68%	$3,271	$2	0.05%	$3,155	$12	0.37%
Federal funds sold	4,019	78	1.94%	3,755	3	0.08%	2,561	11	0.42%
MBS (2) (3)	10,055	245	2.44%	10,917	112	1.03%	10,567	128	1.21%
Other investment securities (2) (3)	8,064	135	1.67%	8,347	68	0.81%	9,417	137	1.45%
Advances (3)	29,939	634	2.12%	28,609	115	0.40%	32,919	329	1.00%
Mortgage loans held for portfolio (3)(4)	7,685	207	2.69%	7,852	169	2.15%	9,927	231	2.33%
Other assets (interest-earning) (5)	1,733	38	2.16%	734	1	0.07%	1,470	5	0.38%
Total interest-earning assets	64,676	1,391	2.15%	63,485	470	0.74%	70,016	853	1.22%
Other assets (6)	(567)			612			(22)
Total assets	$64,109			$64,097			$69,994

Liabilities and Capital:
Interest-bearing deposits	$1,029	12	1.17%	$1,609	—	0.01%	$1,384	2	0.21%
Discount notes	19,320	374	1.93%	15,012	9	0.06%	22,868	117	0.51%
CO bonds (3)	39,578	712	1.80%	43,033	206	0.48%	41,105	462	1.12%
MRCS	73	2	2.92%	174	3	1.49%	290	9	2.96%
Total interest-bearing liabilities	60,000	1,100	1.83%	59,828	218	0.36%	65,647	590	0.90%
Other liabilities	594			708			1,052
Capital stock	2,230			2,228			2,153
All other components of capital	1,285			1,333			1,142
Total liabilities and capital	$64,109			$64,097			$69,994

Net interest income		$291			$252			$263

Net spread on interest-earning assets less interest-bearing liabilities			0.32%			0.38%			0.32%

Net interest margin (7)			0.45%			0.40%			0.38%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06			1.07

(1)    Includes hedging gains (losses) on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
(2)    The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI.
(3)    Except for AFS securities, interest income/expense and average yield/cost of funds include all components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships, including those hedging trading securities.
(4)    Includes non-accrual loans.

(5)    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
(6)    Includes cumulative changes in the estimated fair value of AFS securities and grantor trust assets.
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

	Year Ended December 31,
	2022 vs. 2021
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$—	$52	$52
Federal funds sold	—	75	75
MBS	(9)	142	133
Other investment securities	—	67	67
Advances	6	513	519
Mortgage loans held for portfolio	(4)	42	38
Other assets (interest-earning)	2	35	37
Total	(5)	926	921
Increase (decrease) in interest expense:
Interest-bearing deposits	—	12	12
Discount notes	3	362	365
CO bonds	(18)	524	506
MRCS	(2)	1	(1)
Total	(17)	899	882

Increase (decrease) in net interest income	$12	$27	$39

Average Balances. The average balances outstanding of interest-earning assets for the year ended December 31, 2022 increased by 2% compared to the prior year. The average balances of advances outstanding increased by 5%, reflecting higher member utilization of advances. However, the average balances of MBS outstanding decreased by 8%, reflecting the reduced capacity to purchase MBS during part of 2022 due to the negative impact of a capital stock repurchase on total regulatory capital. Such decrease in this higher-yielding asset resulted in an overall decrease in interest income due to changes in volume. The average balances outstanding of interest-bearing liabilities for the year ended December 31, 2022 increased by 0.3% compared to the prior year. The average balances of discount notes outstanding increased by 29%, reflecting a change in mix of funding. The average balances of CO bonds decreased by 8%. Such decrease in this previously higher-costing liability resulted in an overall decrease in interest expense due to changes in volume. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 28%. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

Yields/Cost of Funds. The average yield on total interest-earning assets for the year ended December 31, 2022, including the impact of net hedging gains/losses but excluding certain impacts of trading securities, was 2.15%, an increase of 141 bps compared to 2021, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities for the year ended December 31, 2022, including the impact of net hedging gains/losses but excluding certain impacts of funding trading securities, was 1.83%, an increase of 147 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was a decrease in the net interest spread of 6 bps to 0.32% for the year ended December 31, 2022 from 0.38% for the year ended December 31, 2021.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2022	2021
Net unrealized gains (losses) on trading securities (1)	$(1)	$(15)
Net realized gains (losses) on trading securities (2)	(22)	(33)
Net gains (losses) on trading securities	(23)	(48)

Net gains (losses) on derivatives hedging trading securities	19	15
Net gains (losses) on other derivatives not designated as hedging instruments	(4)	(2)
Net interest settlements on economic derivatives (3)	33	(9)
Net gains (losses) on derivatives	48	4

Change in fair value of investments indirectly funding the liabilities under the SERP	(8)	5
Other, net	2	5

Total other income (loss)	$19	$(34)

(1)    Includes impact of purchase discount (premium) recorded through mark-to-market gains (losses). Excludes impact of associated derivatives.
(2)    Includes, at maturity, 100% of original discount (premium) as gain (loss). Excludes impact of associated derivatives.
(3)    Generally offsetting interest income on trading securities or interest expense on the associated funding is included in net interest income.

The increase in total other income for the year ended December 31, 2022 compared to 2021 was due primarily to higher net interest settlements received on economic derivatives, particularly on swaps hedging trading securities, and lower net losses on trading securities, partially offset by declines in the fair values of the investments indirectly funding the liabilities under the SERP. The assets are held in a grantor trust and consist of a diversified portfolio of mutual funds that are invested in equity securities, bonds and alternative investments which declined in value in 2022 as a result of changes in economic conditions and increases in market interest rates.

Net Gains (Losses) on Trading Securities. We purchase fixed-rate U.S. Treasury obligations to enhance our liquidity. The shorter-term securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in other income. Such changes include the impact of purchase discount (premium) recorded through mark-to-market gains (losses) on these securities. There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. These trading securities are economically hedged, so that over time the gains (losses) on these securities will be generally offset by the change in fair value of the associated derivatives, except for any purchase discount/premium.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2022	2021
Compensation and benefits	$59	$61
Other operating expenses	31	30
Finance Agency and Office of Finance	12	12
Voluntary contributions to AHP and related programs	6	—
Other	5	10

Total other expenses	$113	$113

The slight increase in total other expenses for the year ended December 31, 2022 compared to 2021 was due primarily to voluntary contributions to our AHP and related programs, substantially offset by a decrease in other expenses due to accelerated amortization of net actuarial loss due to settlements in 2021 under our SERP.

Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks as assessments, which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. For the years ended December 31, 2022 and 2021, our portion totaled $7 million and $6 million, respectively.

Our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total consolidated obligations outstanding and (ii) one-third based on equal pro-rata allocation. For the years ended December 31, 2022 and 2021, our assessments to fund the Office of Finance totaled $5 million and $6 million, respectively.

In 2022, other expenses include an additional 2.5% of net earnings accrued for voluntary contributions to our AHP of $4 million and voluntary allocations to various affordable housing, small business and community investment programs totaling $2 million, both to be available in 2023. The combined required and voluntary contributions and allocations in 2022 totaled $26 million and further demonstrate our commitment to promoting affordable, sustainable and equitable housing in Michigan and Indiana.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of their net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For the years ended December 31, 2022 and 2021, our AHP assessment was $20 million and $11 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

Our voluntary contributions to AHP and other related programs are reported in other expenses.

Total Other Comprehensive Income (Loss). Total OCI for the year ended December 31, 2022 consisted primarily of net unrealized losses on AFS securities, compared to net unrealized gains on AFS securities for 2021. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.

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

	Years Ended December 31,
Traditional	2022	2021
Net interest income	$241	$230
Provision for (reversal of) credit losses	—	—
Other income (loss)	20	(33)
Other expenses	97	97
Income before assessments	164	100
AHP assessments	17	10

Net income	$147	$90

The increase in net income for the traditional segment for the year ended December 31, 2022 compared to the prior year was primarily due to higher earnings on the portion of Bank's assets funded by its capital, driven by the increase in market interest rates.

Mortgage Loans. The mortgage loans segment consists substantially of mortgage loans purchased from our members through our MPP. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2022	2021
Net interest income	$50	$22
Provision for (reversal of) credit losses	—	—
Other income (loss)	(1)	(1)
Other expenses	16	16
Income before assessments	33	5
AHP assessments	3	1

Net income	$30	$4

The increase in net income for the mortgage loans segment for the year ended December 31, 2022 compared to the prior year was substantially due to lower accelerated amortization of mortgage purchase premiums resulting from lower principal prepayments, driven by the increase in market interest rates.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2022		December 31, 2021
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$36,683	51%	$27,498	46%
Mortgage loans held for portfolio, net	7,687	11%	7,616	13%
Cash and short-term investments	8,575	12%	7,048	12%
Trading securities	2,230	3%	3,947	7%
MBS	10,307	14%	10,777	18%
Other investment securities	6,113	8%	2,697	4%
Other assets (1)	689	1%	422	—%

Total assets	$72,284	100%	$60,005	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of December 31, 2022 were $72.3 billion, an increase of $12.3 billion, or 20%, compared to December 31, 2021, primarily driven by net increases in advances outstanding to members. The mix of our assets at December 31, 2022 changed compared to December 31, 2021 in that advances as a percent of total assets increased from 46% to 51%. In addition, substantially all of our purchases of U.S. Treasury obligations in 2022 were classified as AFS securities.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2022 at carrying value totaled $36.7 billion, a net increase of $9.2 billion, or 33%, compared to December 31, 2021. This increase reflects higher demand by our members for advances primarily in response to our depository members' loan growth outpacing their deposit growth, rising market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at December 31, 2022, advances to depository institutions were 64%, while advances to insurance companies were 36%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2022		December 31, 2021
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$13,920	37%	$12,199	45%
Credit unions	5,163	14%	2,199	8%
Former members - depositories	4,772	13%	225	1%
Total depository institutions	23,855	64%	14,623	54%

Insurance companies:
Captive insurance company (1)	213	1%	263	1%
Other insurance companies	13,217	35%	12,419	45%
Former members - insurance companies	5	—%	5	—%
Total insurance companies	13,435	36%	12,687	46%

CDFIs	1	—%	—	—%

Total advances outstanding	$37,291	100%	$27,310	100%

(1)    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Rule on FHLBank Membership, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer are not required to be repaid prior to their various maturity dates through 2024.

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

	December 31, 2022		December 31, 2021
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options (1)
Due in 1 year or less	$13,592	36%	$7,720	29%
Due after 1 through 5 years	7,559	20%	5,772	21%
Due after 5 through 15 years	1,696	5%	776	3%
Thereafter	15	—%	5	—%
Total	22,862	61%	14,273	53%

Callable or prepayable
Due in 1 year or less	2	—%	—	—%
Due after 1 through 5 years	—	—%	2	—%
Due after 5 through 15 years	41	—%	5	—%
Total	43	—%	7	—%

Putable
Due in 1 year or less	5	—%	—	—%
Due after 1 through 5 years	1,296	4%	2,289	8%
Due after 5 through 15 years	7,191	19%	5,747	21%
Total	8,492	23%	8,036	29%

Total fixed-rate	31,397	84%	22,316	82%

Variable-rate:
Without call or put options
Due in 1 year or less	515	2%	18	—%
Due after 1 through 5 years	160	—%	167	1%
Total	675	2%	185	1%

Callable or prepayable
Due in 1 year or less	403	1%	126	—%
Due after 1 through 5 years	3,011	8%	2,831	10%
Due after 5 through 15 years	1,450	4%	1,297	5%
Thereafter	355	1%	555	2%
Total	5,219	14%	4,809	17%

Total variable-rate	5,894	16%	4,994	18%

Total advances	$37,291	100%	$27,310	100%

(1)    Includes amortizing/mortgage matched advances.

During the year ended December 31, 2022, the par value of advances due in one year or less increased by 85%, while advances due after one year increased by 17%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 39% at December 31, 2022, an increase from 29% at December 31, 2021. However, during the year ended December 31, 2022, in response to our exercise of an option on certain long-term putable advances, several members replaced that funding with short-term advances without put options. Based on the earlier of the redemption or the next put date, advances due in one year or less increased by 50%, while advances due after one year increased by 23%. As a result, advances due in one year or less on that basis, as a percentage of the total outstanding at par, totaled 54% and 49% at December 31, 2022 and 2021, respectively. For additional information, see Notes to Financial Statements - Note 5 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2022	December 31, 2021
SOFR	$2,401	$842
FHLBanks cost of funds	1,870	1,701
LIBOR	1,278	2,441
Other	345	10
Total variable-rate advances, at par value	$5,894	$4,994

The shift from LIBOR-indexed advances to SOFR-indexed advances is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Mortgage Loans Held for Portfolio. We purchase fixed-rate mortgage loans from our members to support our housing mission, provide an additional source of liquidity to our members, diversify our assets, and generate additional earnings. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

Mortgage loans held for portfolio at December 31, 2022, at carrying value, totaled $7.7 billion, a net increase of $71 million, or 1%, from December 31, 2021, as the Bank's purchases from its members slightly exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

Mortgage Loans Activity	2022	2021	2020
Balance, beginning of year	$7,434	$8,323	$10,585
Purchases	1,146	2,082	2,022
Principal repayments	(1,047)	(2,971)	(4,284)
Balance, end of year	$7,533	$7,434	$8,323

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2022		December 31, 2021
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$7,082	94%	$6,875	93%
Conventional Original	236	3%	300	4%
FHA	128	2%	155	2%
Total MPP	7,446	99%	7,330	99%

Total Mortgage Partnership Finance® Program	87	1%	104	1%

Total mortgage loans held for portfolio	$7,533	100%	$7,434	100%

The following table presents the UPB of mortgage loans by redemption term. All of our mortgage loans have fixed rates ($ amounts in millions).

Redemption Term	December 31, 2022	December 31, 2021
Due in 1 year or less	$287	$288
Due after 1 through 5 years	1,206	1,216
Due after 5 through 15 years	2,943	2,990
Thereafter	3,097	2,940
Total mortgage loans held for portfolio, UPB	$7,533	$7,434

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP ($ amounts in millions).

Components of Allowance	December 31, 2022	December 31, 2021
MPP expected losses remaining after borrower's equity, before credit enhancements	$4.7	$2.4
Portion of expected losses recoverable from credit enhancements:
PMI	(1.4)	(0.5)
LRA (1)	(3.0)	(1.3)
SMI	(0.2)	(0.4)
Total portion recoverable from credit enhancements	(4.6)	(2.2)
Allowance for unrecoverable PMI/SMI	—	—

Allowance for MPP credit losses	0.1	0.2
Allowance for Mortgage Partnership Finance® Program credit losses	0.1	0.1

Allowance for credit losses	$0.2	$0.3

(1)    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

Our MPP was designed to require loan servicers to foreclose loans and liquidate properties in the servicer's name rather than in the Bank's name. Therefore, we do not take title to any foreclosed property or enter into any other legal agreement under which the borrower conveys all interest in the property to the Bank to satisfy the loan. Upon completion of a triggering event (short sale, deed in lieu of foreclosure, foreclosure sale or post-sale confirmation or ratification, as applicable), the servicer is required to remit to us the full UPB and accrued interest at the next feasible remittance. Upon receipt of the full UPB and accrued interest, the mortgage loan is derecognized from the statement of condition. As a result of these factors, we do not classify as Real Estate Owned any foreclosed properties collateralizing MPP loans that were previously recorded on the statement of condition.

As the servicer progresses through the process from foreclosure to liquidation, the Bank is paid in full and the servicer files a claim against the various credit enhancements for reimbursement of losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines. At December 31, 2022, principal previously paid in full by our MPP servicers totaling $0.4 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties. An estimate of the losses is included in the MPP allowance for credit losses.

In the case of a delay in receiving final payoff from the servicer beyond the second remittance cycle after a triggering event, we reclassify the amount owed from mortgage loans to a separate amount receivable from the servicer. The receivable is then evaluated for the amount expected to be recovered.

Liquidity and Other Investment Securities. We maintain our investment portfolio for liquidity purposes, to use balance sheet capacity and to supplement our earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community investments and to cover operating expenses. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	December 31, 2022		December 31, 2021
Components	Carrying Value	% of Total	Carrying Value	% of Total
Cash and short-term investments:
Cash and due from banks	$21	—%	$868	4%
Interest-bearing deposits	856	3%	100	—%
Securities purchased under agreements to resell	4,550	17%	3,500	14%
Federal funds sold	3,148	12%	2,580	11%
Total cash and short-term investments	8,575	32%	7,048	29%

Trading securities:
U.S. Treasury obligations	2,230	8%	3,947	16%
Total trading securities	2,230	8%	3,947	16%

Total liquidity investments	10,805	40%	10,995	45%

Other investment securities:
AFS securities:
U.S. Treasury obligations	4,210	16%	—	—%
GSE and TVA debentures	1,903	7%	2,697	11%
GSE multifamily MBS	6,067	22%	6,463	26%
Total AFS securities	12,180	45%	9,160	37%

HTM securities:
Other U.S. obligations single-family MBS	2,992	11%	2,626	11%
GSE single-family MBS	620	2%	816	3%
GSE multifamily MBS	628	2%	872	4%
Total HTM securities	4,240	15%	4,314	18%

Total other investment securities	16,420	60%	13,474	55%

Total cash and investments, carrying value	$27,225	100%	$24,469	100%

Liquidity Investments.

Cash and Short-Term Investments. Cash and short-term investments at December 31, 2022 totaled $8.6 billion, an increase of $1.5 billion, or 22%, from December 31, 2021 to support the increase in advances. Cash and short-term investments as a percent of total assets at December 31, 2022 and December 31, 2021 each totaled 12%.

Trading Securities. The Bank has purchased fixed-rate U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2022 totaled $2.2 billion, a decrease of $1.7 billion, or 43%, from December 31, 2021, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2022 were classified as AFS.

Liquidity investments at December 31, 2022 totaled $10.8 billion, a decrease of $190 million, or 2%, from December 31, 2021. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Other Investment Securities. AFS securities at December 31, 2022 totaled $12.2 billion, a net increase of $3.0 billion, or 33%, from December 31, 2021. The increase resulted primarily from purchases of U.S. Treasury obligations classified as AFS.

Net unrealized losses on AFS securities at December 31, 2022 totaled $(10) million, a net decrease of $162 million compared to December 31, 2021, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at December 31, 2022 totaled $4.2 billion, a net decrease of $74 million, or 2%, from December 31, 2021. The decrease was due to repayments of HTM securities exceeding purchases.

Interest-Rate Payment Terms. Our investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2022		December 31, 2021
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$6,091	50%	$2,652	29%
Total MBS fixed-rate	6,099	50%	6,356	71%

Total AFS securities	$12,190	100%	$9,008	100%

HTM Securities:
Total MBS fixed-rate	$204	5%	$218	5%
Total MBS variable-rate	4,036	95%	4,096	95%

Total HTM securities	$4,240	100%	$4,314	100%

AFS and HTM securities:
Total fixed-rate	$12,394	75%	$9,226	69%
Total variable-rate	4,036	25%	4,096	31%

Total AFS and HTM securities	$16,430	100%	$13,322	100%
(1)    Carrying value is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2022 changed slightly from December 31, 2021, primarily due to purchases of fixed-rate U.S. Treasury obligations. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Investments by Year of Contractual Maturity. The following table provides, by year of contractual maturity, carrying values and yields for AFS and HTM securities as of December 31, 2022 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
U.S. Treasury obligations	$—	$—	$4,210	$—	$4,210
GSE and TVA debentures	131	1,595	177	—	1,903
GSE MBS (1)	19	2,245	3,476	327	6,067
Total AFS securities	150	3,840	7,863	327	12,180

HTM Securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	—	2,992	2,992
GSE MBS (1)	—	2	261	985	1,248
Total HTM securities	—	2	261	3,977	4,240

Total AFS and HTM securities, carrying value	$150	$3,842	$8,124	$4,304	$16,420

Yield on AFS securities (2)	2.03%	2.60%	2.77%	2.87%
Yield on HTM securities (2)	—%	4.59%	3.41%	2.98%

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

At December 31, 2022, based on contractual maturities, as a percentage of total carrying value, AFS and HTM securities due in one year or less were 1%, due after one year through five years were 23%, due after 5 years through 10 years were 50%, and due after 10 years were 26%.

The following table presents our variable-rate MBS outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2022	December 31, 2021
SOFR	$1,994	$1,400
LIBOR	2,018	2,669
Total variable-rate MBS, at principal amount	$4,012	$4,069

The shift from LIBOR-indexed MBS to SOFR-indexed MBS is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2022, our growth in non-advance assets did not exceed 30%.

Total Liabilities. Total liabilities at December 31, 2022 were $68.9 billion, a net increase of $12.5 billion, or 22%, from December 31, 2021, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at December 31, 2022 were $596 million, a net decrease of $770 million, or 56%, from December 31, 2021. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

At December 31, 2022, we had uninsured deposits totaling $24 million. The maturities of these deposits are $12 million in three months or less, $3 million in three months to six months and $9 million in six through 12 months. We had no uninsured deposits outstanding at December 31, 2021. For details on the average balances and average rates paid, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Analysis of Results of Operations for the Years Ended December 31, 2022 and 2021.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at December 31, 2022 totaled $67.3 billion, a net increase of $12.8 billion, or 23%, from December 31, 2021, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The composition of our consolidated obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, demand for various types and maturities of advances, and our overall balance sheet management strategy. Discount notes are issued to provide short-term funds, while CO bonds are generally issued to provide a longer-term mix of funding. Some CO bonds are issued with terms which permit us to repay them when more favorable funding opportunities emerge. We apply a variety of strategies to effectively manage the balance and structure of our consolidated obligations as market conditions and our asset levels change.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2022		December 31, 2021
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$27,534	40%	$12,118	22%
CO bonds	10,016	14%	14,357	26%
Total due in 1 year or less	37,550	54%	26,475	48%
Long-term CO bonds	31,986	46%	28,193	52%

Total consolidated obligations	$69,536	100%	$54,668	100%

The mix of our funding has changed from December 31, 2021 as discount notes outstanding increased and CO bonds outstanding decreased, primarily due to the increase in short-term advances. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

Additionally, in light of each FHLBank's large reliance on short-term funding, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk, i.e. the potential difficulty or inability to roll over short-term consolidated obligations when market conditions change. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

All of our variable-rate CO bonds outstanding at December 31, 2022 and 2021 were indexed to SOFR.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2022 and 2021, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $434 million and $220 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $19 million and $12 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2022	December 31, 2021
Advances	$24,038	$21,084
Investments	15,936	13,356
Mortgage loans MDCs	61	194
CO bonds	30,940	21,177
Discount notes	2,000	—

Total notional	$72,975	$55,811

The increase in the total notional amount during the year-ended December 31, 2022 of $17.2 billion, or 31%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in long-term callable CO bonds, and an increase in fixed-rate AFS securities, driven primarily by the purchases of U.S. Treasury obligations.

The following table presents the notional amounts of derivatives (cleared and uncleared) indexed to a variable interest rate ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2022	December 31, 2021
SOFR	$50,344	$24,710
EFFR	14,016	14,718
LIBOR	8,554	16,188
Total variable rate, at notional	$72,914	$55,616

The shift from LIBOR-indexed derivatives to SOFR-indexed derivatives is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	December 31, 2022
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(616)	$(1,100)	$2,148	$432
Estimated fair value of associated derivatives, net	618	1,361	(2,160)	(181)

Net cumulative fair-value hedging basis adjustments	$2	$261	$(12)	$251

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with the MBS DUS and entering into short-cut hedging relationships with new interest-rate swaps in connection with our LIBOR transition.

Total Capital. Total capital at December 31, 2022 was $3.4 billion, a net decrease of $172 million, or 5%, from December 31, 2021. The net decrease primarily resulted from a transfer of capital stock to MRCS upon a member's merger into a non-member, repurchases of capital stock, and unrealized losses on investments in MBS driven by the increase in market interest rates, partially offset by capital stock issuances to support the increase in advances and a net increase in retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2022	December 31, 2021
Capital stock	63%	63%
Retained earnings	38%	33%
AOCI	(1)%	4%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at December 31, 2022 compared to December 31, 2021 were primarily due to net unrealized losses on AFS securities during 2022.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2022	December 31, 2021
Total GAAP capital	$3,384	$3,556
Exclude: AOCI	26	(133)
Add: MRCS	373	50
Total regulatory capital	$3,783	$3,473

Liquidity

We endeavor to manage our liquidity in order to be able at all times to satisfy our members' needs for short- and long-term funds, repay maturing consolidated obligations, redeem or repurchase excess stock and meet other financial obligations. We are required to maintain liquidity in accordance with the Bank Act, certain Finance Agency regulations and related policies established by our management and board of directors.

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our ability to obtain funds through the issuance of consolidated obligations at acceptable interest costs depends on prevailing conditions in the capital markets, particularly the short-term capital markets, and the capital markets' perception of the riskiness of those obligations. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2022, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $853.6 billion.

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

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. As of December 31, 2022, we were operating within those limits.

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

	December 31, 2022	December 31, 2021
Liquidity deposit reserves	$42,388	$29,540
Less: total deposits	596	1,366
Excess liquidity deposit reserves	$41,792	$28,174

The increase in liquidity deposit reserves is primarily due to an increase in advances maturing in five years or less as well as purchases of U.S. Treasury obligations.

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

	December 31, 2022	December 31, 2021
Aggregate qualifying assets	$71,747	$59,662
Less: total consolidated obligations outstanding	67,270	54,478
Aggregate qualifying assets in excess of consolidated obligations	$4,477	$5,184

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.10

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

Changes in Cash Flow. The cash flows from our assets and liabilities support our mission to provide our members with competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities for the year ended December 31, 2022 was $1.5 billion, compared to net cash provided by operating activities for the year ended December 31, 2021 of $444 million. The net increase in cash provided of $1.0 billion was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

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

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	December 31, 2022		December 31, 2021
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions (2)	$889	36%	$1,126	49%
Credit unions	409	16%	309	13%
Total depository institutions	1,298	52%	1,435	62%
Insurance companies	825	33%	811	35%
CDFIs	—	—%	—	—%

Total capital stock, putable at par value	2,123	85%	2,246	97%

MRCS:
Captive insurance company (1)	10	—%	12	1%
Other former members (2)	363	15%	38	2%

Total MRCS	373	15%	50	3%

Total regulatory capital stock	$2,496	100%	$2,296	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Decrease in capital stock and increase in MRCS due to transfer of the capital stock of Flagstar Bank, FSB resulting from the merger of its parent company into a non-member institution.

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

The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	December 31, 2022	December 31, 2021
Required capital stock:
Member capital stock	$1,678	$1,434
MRCS	225	22
Total required capital stock	1,903	1,456

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	445	798
Member capital stock subject to outstanding redemption requests	—	14
MRCS	148	28
Total excess capital stock	593	840

Total regulatory capital stock	$2,496	$2,296

Excess stock as a percentage of regulatory capital stock	24%	37%

The increase in required capital stock at December 31, 2022 was due to the increase in advances outstanding. The decrease in total excess stock during the year ended December 31, 2022 resulted primarily from repurchases totaling $167 million to comply with our capital plan as a result of our regulatory capital ratio exceeding 6.0% at January 31, 2022.

Under our capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2022 was 5.23%. Excess stock must be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to such specified ratio. Otherwise, we are not required to redeem excess stock from a member until five years (or, in the case of Class A stock, six months) after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

If the Bank were to be liquidated, after payment in full to our creditors, our shareholders would be entitled to receive the par value of their capital stock as well as retained earnings, if any, in an amount proportional to the shareholder's allocation of total shares of Class B stock at the time of liquidation. In the event of a merger or consolidation, our board of directors must determine the rights and preferences of our shareholders, subject to any terms and conditions imposed by the Finance Agency.

Capital Distributions. Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. Our board of directors' decision to declare dividends is influenced by our financial condition, adequacy of retained earnings and overall financial performance, as well as actual and anticipated developments in the overall economic and financial environment, including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members and the stability of our current capital stock position and membership.

The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Years Ended December 31,
	2022	2021	2020
Weighted-average dividend rate (1)	2.94%	2.36%	3.66%
Dividend payout ratio (2)	38.16%	57.67%	86.97%

(1)    Dividends paid in cash during the year divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS.
(2)    Dividends paid in cash during the year divided by net income for the year.

On February 23, 2023, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 6.0% and on Class B-1 non-activity-based stock at an annualized rate of 2.0%, resulting in a spread between the rates of 4.0 percentage points. The overall weighted-average annualized rate paid was 4.84%. The dividends were paid in cash on February 24, 2023. For more information on our capital plan and dividend payments, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Retained Earnings. The overall adequacy of the Bank's level of retained earnings is evaluated in the context of our overall capitalization. However, we seek to maintain a level of retained earnings that exceeds our estimate of the Bank's economic risk that incorporates specified market, credit, operations, and accounting risk estimates. We also seek to maintain competitive dividends on our capital stock, consistent with the mission objective of providing a sufficient return to our members that reflects the Bank's risk profile and makes stock ownership a desirable investment alternative.

Restricted Retained Earnings. In accordance with the Joint Capital Enhancement Agreement, we allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of our average balance of outstanding consolidated obligations for the previous quarter. We do not expect either level to be reached for several years.

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

The following table presents our risk-based capital requirement in relation to our permanent capital at December 31, 2022 and 2021 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2022	December 31, 2021
Credit risk	$203	$155
Market risk	173	684
Operational risk	113	252

Total risk-based capital requirement	$489	$1,091

Permanent capital	$3,782	$3,473

Permanent capital as a percentage of required risk-based capital	773%	318%

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the market risk component due primarily to model updates incorporating LIBOR's cessation, changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, and option-adjusted spreads, and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at December 31, 2022 remained well in excess of our total risk-based capital requirement.

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

For details of our off-balance-sheet commitments, see Notes to Financial Statements - Note 17 - Commitments and Contingencies.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances. Changes in estimates and assumptions have the potential to significantly affect our financial position and results of operations and, in any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We consider two of our accounting estimates to be critical because they require management to make particularly difficult, subjective, and/or complex judgments about matters that are inherently uncertain resulting in an increased likelihood that materially different amounts could be reported under different conditions or when using different assumptions. These accounting estimates pertain to:

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

Generally, we endeavor to use derivatives that qualify for fair-value hedge accounting. To qualify, a hedging instrument must be expected to be "highly effective" in offsetting changes in the fair value of the associated hedged item attributable to the hedged risk. A fair-value hedge relationship is considered highly effective only if certain specified criteria are met. In addition, at inception of a fair-value hedge relationship, we must formally document our risk management objective and strategy for undertaking the hedge, including the identification of the hedging instrument, hedged item, nature of the risk being hedged, and the method being used to measure hedge ineffectiveness. In all cases involving a fair-value hedge of a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the designated benchmark interest rate.

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

Derivatives that are in fair-value hedging relationships but do not qualify for the shortcut method are accounted for using a long-haul method, either the total contractual coupon or benchmark component method. For more information on our long-haul methods and techniques, see Notes to Financial Statements - Note 1 - Summary of Significant Accounting Policies.

If a long-haul hedge relationship fails the effectiveness test at inception, we do not apply hedge accounting. If a long-haul hedge relationship fails the effectiveness test during the life of the relationship (assessed monthly), we discontinue hedge accounting prospectively.

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

As of December 31, 2022, the Bank’s derivatives portfolio included $50.0 billion (notional amount) that was accounted for using a long-haul method, substantially the total contractual coupon method, $16.1 billion (notional amount) that was accounted for using the shortcut method, and $6.8 billion (notional amount) that did not qualify for hedge accounting. By comparison, at December 31, 2021, the Bank’s derivatives portfolio included $37.6 billion (notional amount) that was accounted for using the long-haul method, $8.8 billion (notional amount) that was accounted for using the shortcut method, and $9.2 billion (notional amount) that did not qualify for hedge accounting.

Fair Value Estimates. We report certain assets and liabilities on the statement of condition at estimated fair value, including investments classified as trading and AFS, grantor trust assets, and all derivatives. "Fair value" is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. We are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and the participants with whom we would transact in that market. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition.

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

Legislative and Regulatory Developments. The following is a summary of significant regulatory actions and developments for the period covered by this report.

Proposed SEC Rule on Climate-Related Disclosures. On March 21, 2022, the SEC proposed a new rule that would require us to make specific climate-related disclosures in our periodic reports. The proposed rule would require us to account for and disclose certain direct, indirect and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on our strategy, business model and outlook, disclose climate-event impacts, discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. We are unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposal. Should the rule become final in its current form, we anticipate a significant increase in our compliance costs given the complexity of these prospective obligations.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. We anticipate that the Finance Agency’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

Federal Reserve Bank Term Funding Program. Effective March 12, 2023, the Federal Reserve implemented a bank term funding program, which offers loans for a term of up to one year to eligible borrowers, secured by eligible collateral owned as of March 12, 2023. Eligible borrowers include any federally-insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. Eligible collateral is any collateral eligible for purchase by the FOMC, which includes U.S. Treasury obligations, agency debt and MBS, among other assets. Eligible collateral will be valued at par, and loans will be made at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points. Loans can be requested under the program until at least March 11, 2024. The program is backstopped by the U.S. Department of Treasury, which will provide up to $25 billion in credit protection to the Federal Reserve in connection with the program. While it is difficult to predict the impact of this new program on our business, financial condition and results of operations at this time, the program is likely to provide an alternative funding source for our members and could reduce their demand for advances during the term of the program.

Amendment to Financial Industry Regulatory Authority ("FINRA") Rule 4210: Margining of Covered Agency Transactions. On February 24, 2023, FINRA filed a proposed rule change with the SEC, with immediate effect, further extending the implementation date from April 24, 2023 to October 25, 2023 of the margining requirements set by FINRA Rule 4210 dated July 29, 2022, for covered agency transactions. Once the margining requirements are effective, we may be required to collateralize transactions that are covered agency transactions, which include TBAs. These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, the collateralization requirements could expose us to credit risk from our counterparties for such transactions.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply following the first London banking day after June 30, 2023 (the "LIBOR replacement date"). Generally, the rule provides that Federal Reserve Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For advances that have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the International Swaps and Derivatives Association 2020 IBOR Fallbacks Protocol. For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR, in each case plus the applicable tenor spread adjustment specified in the Adjustable Interest Rate (LIBOR) Act.

We continue to monitor these developments as they evolve and to evaluate their potential impact on us.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Active risk management is an integral part of our operations because these risks are an inherent part of our business activities. We manage these risks by, among other actions, setting and enforcing appropriate limits and developing and maintaining internal policies and processes to ensure an appropriate risk profile. In order to enhance our ability to manage Bank-wide risk, our enterprise risk management function is structured to segregate risk measurement, monitoring, and evaluation from our business units where risk-taking occurs through financial transactions and positions.

Effective risk management programs include not only conformance of specific risk management practices to certain risk-related compliance requirements established by the Finance Agency, but also the active involvement of our board of directors. Our board of directors has established a Risk Appetite Statement that summarizes the amounts, levels and types of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement includes high level qualitative and quantitative risk limits and tolerances.

Our board of directors has also established a Risk Oversight Committee that provides focus, direction and accountability for our risk management process. Further, our Enterprise Risk Management Policy serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related policies approved by our board of directors address operational risk management, model risk management, credit, capital markets, and enterprise information security.

Our internal Risk Committee focuses exclusively on risk management, as it:

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

Each of our other internal management committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent risk-related issues.

Broadly, our enterprise risk management team leads the implementation of our enterprise risk management program and assists the board of directors by establishing, monitoring, and maintaining the program and seeking amendments and approvals of the risk management policies from time to time. Our Enterprise Risk Management Policy specifies that breaches of material risk limits from the risk management policies and program policies will be reported to the board of directors or a designated committee of the board, which committee is typically the board's Risk Oversight Committee.

Our chief risk officer leads our enterprise risk management team, reports directly to our chief executive officer and provides reports directly to the board of directors or the Risk Oversight Committee. Our Enterprise Risk Management Policy specifies that the chief risk officer:

•is independent while remaining a part of the management team;
•has unfettered access to the board of directors, including the Risk Oversight Committee, and senior management on key risk issues; and
•is empowered to obtain information deemed necessary to fulfill the responsibilities of the role.

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

Credit Risk Management. Credit risk is the risk that members or other counterparties may be unable to meet their contractual obligations to us, or that the values of those obligations will decline as a result of deterioration in the members' or other counterparties' creditworthiness. Credit risk arises when our funds are extended, committed, invested or otherwise exposed to risk of non-repayment. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

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

Section 10(a) of the Bank Act prohibits us from making an advance without sufficient collateral to fully secure the advance. Security is provided via thorough underwriting and perfecting our position in eligible assets pledged by the borrower as collateral before an advance is made. Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control over the collateral increasing when a member's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support advances and work with members to improve the accuracy of valuations.

At December 31, 2022, advances outstanding to our insurance company members represented 36% of our total advances outstanding, at par. The significant level of advances to insurance company members reflect the significant portion of total financial assets held by insurance companies in our district. Insurance companies have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2022, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members (excluding captive insurance companies) is 25% of their total general account assets. As of December 31, 2022, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total restricted assets. As of December 31, 2022, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total unrestricted assets.

Any credit extensions to a member whose total credit products exceed the applicable threshold require an additional approval as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan and earnings stability. We also monitor these members more closely on an ongoing basis. We may impose additional restrictions on extensions of credit to our members at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2022, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 41% of total advances outstanding, at par. The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	December 31, 2022
Borrower	Amount	% of Total
Flagstar Bank, FSB	$4,550	12%
Old National Bank	3,850	10%
The Lincoln National Life Insurance Company	3,130	9%
Jackson National Life Insurance Company	2,062	6%
American United Life Insurance Company	1,594	4%
Subtotal - five largest borrowers	15,186	41%
Next five largest borrowers	5,906	16%
Others	16,199	43%
Total advances, par value	$37,291	100%

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

For the years ended December 31, 2022, 2021 and 2020, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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
•cash or deposits in an FHLBank; and
•other real estate-related collateral acceptable to us if such collateral has a readily ascertainable value and we can perfect our interest in the collateral.

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
•review and approval by underwriting and collateral operations management is required;
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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status, along with their corresponding collateral balances at December 31, 2022. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products, and therefore does not include all assets against which we have security interests ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	Other Real Estate Related-Collateral/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	85	$19,141	$11,113	$4,171	$34,425	$22,761	$14,150
Specific listings	77	20,426	3,509	4,699	28,634	20,411	7,740
Possession	30	5,552	12,533	11,260	29,345	20,032	13,612
Hybrid (3)	3	5,520	1,744	549	7,813	5,177	2,261
Total	195	$50,639	$28,899	$20,679	$100,217	$68,381	$37,763

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

Underwriting and collateral operations management continually monitors members' collateral status and may require a member to change its collateral status based upon deteriorating financial performance, results of collateral verification reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

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

We use models to assign a quarterly financial performance measure for all depository and insurance borrowers. This measure, combined with other credit monitoring tools and the level of a member's usage of credit products, determines the frequency and depth of underwriting analysis for depository borrowers. The frequency and depth of underwriting analysis is the same for all insurance borrowers.

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

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2022, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

	December 31, 2022
Country	AA	A	Total
Domestic	$—	$1,645	$1,645
Australia	1,325	—	1,325
Canada	—	600	600
Netherlands	—	434	434
Total unsecured credit exposure	$1,325	$2,679	$4,004

Trading Securities. Our liquidity portfolio includes U.S. Treasury obligations, which are direct obligations of the U.S. government and are classified as trading securities.

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At December 31, 2022, these investments totaled 292% of total regulatory capital.

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

	December 31, 2022
Investment	AA	A	Unrated (1)	Total
Short-term investments:
Interest-bearing deposits	$—	$856	$—	$856
Securities purchased under agreements to resell	3,200	1,000	350	4,550
Federal funds sold	1,325	1,823	—	3,148
Total short-term investments	4,525	3,679	350	8,554

Trading securities:
U.S. Treasury obligations	2,230	—	—	2,230
Total trading securities	2,230	—	—	2,230

Other investment securities:
U.S. Treasury obligations	4,210	—	—	4,210
GSE and TVA debentures	1,903	—	—	1,903
GSE MBS	7,315	—	—	7,315
Other U.S. obligations - guaranteed residential MBS	2,992	—	—	2,992
Total other investment securities	16,420	—	—	16,420

Total investments, carrying value	$23,175	$3,679	$350	$27,204

Percentage of total	85%	14%	1%	100%

(1)    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2022, we had PMI coverage on $781 million or 11% of our conventional MPP mortgage loans, which included coverage of $0.6 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $1.9 million.

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

The following table presents the changes in the LRA for original MPP and Advantage MPP ($ amounts in millions).

	2022
LRA Activity	Original	Advantage	Total
Liability, beginning of year	$4	$227	$231
Additions	—	14	14
Claims paid	—	—	—
Distributions to PFIs	(2)	(8)	(10)
Liability, end of year	$2	$233	$235

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

As of December 31, 2022, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $237 million. The lowest credit rating from S&P and Moody's stated in terms of the S&P equivalent, for each of our SMI companies is BBB+ for Mortgage Guaranty Insurance Corporation and BBB for Enact Mortgage Insurance. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

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

	December 31, 2022
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$1	89.8%	2.4%	7.8%	—%
620-659	24	91.5%	5.3%	1.0%	2.2%
660-699	604	98.6%	1.0%	0.1%	0.3%
700-739	1,550	98.7%	0.7%	0.3%	0.3%
740 or higher	5,204	99.7%	0.2%	—%	0.1%
Total	$7,383	99.3%	0.4%	0.1%	0.2%

(1)     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2022, 99.7% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 760.

LTV Ratio (1)	December 31, 2022
< = 60%	17%
> 60% to 70%	16%
> 70% to 80%	51%
> 80% to 90% (2)	12%
> 90% (2)	4%
Total	100%

(1)     At origination.
(2)     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2022, 84% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 72%.

We believe these two measures indicate that these loans have a low risk of default.

Mortgage Loan Concentration. During 2022, our top-selling PFI sold us mortgage loans totaling $272 million, or 24% of the total mortgage loans that we purchased in 2022. Our five top-selling PFIs sold us 50% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2022, 2021, and 2020, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district. The following table presents the percentage of UPB of conventional loans outstanding at December 31, 2022 for the five largest state concentrations.

State	December 31, 2022
Indiana	46%
Michigan	32%
California	3%
Kentucky	2%
Florida	2%
All others	15%
Total	100%

Mortgage Loan Credit Performance. The credit ratios of our mortgage loans are presented in the table below along with the amounts used in those calculations ($ amounts in millions).

	December 31,
	2022	2021
Average loans outstanding during the year ended (UPB)	$7,517	$7,665
Mortgage loans held for portfolio (UPB)	7,533	7,434
Non-accrual loans (UPB) (1)	11	23
Allowance for credit losses on mortgage loans held for portfolio	(0.2)	(0.2)
Net recoveries during the year ended	(0.1)	—

Ratio of net charge-offs to average loans outstanding during the year ended (2)	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio (2)	—%	—%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.15%	0.31%
Ratio of allowance for credit losses to non-accrual loans	1.82%	0.85%

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

The serious delinquency rate for conventional mortgages was 0.16% at December 31, 2022, compared to 0.40% at December 31, 2021. The serious delinquency rate for government-guaranteed or -insured mortgages was 1.07% at December 31, 2022, compared to 0.86% at December 31, 2021. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. Both rates were below the national serious delinquency rate.
We establish credit enhancements in each mortgage pool purchased under our original MPP at the time of the pool's origination that are sufficient to absorb loan losses up to approximately 50% of the property's original value (subject, in certain cases, to an aggregate stop-loss provision in the SMI policy).

Derivatives. Our over-the-counter derivative transactions are either (i) entered into directly with a counterparty (uncleared derivatives) or (ii) cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives).

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

	December 31, 2022
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$2,996	$182	$(181)	$1
Cleared derivatives (1)	29,008	27	399	426
Liability positions with credit exposure
Uncleared derivatives - A	25,397	(718)	725	7
Total derivative positions with credit exposure to non-member counterparties	57,401	(509)	943	434
Total derivative positions with credit exposure to member institutions (2)	9	—	—	—
Subtotal - derivative positions with credit exposure	57,410	$(509)	$943	$434
Derivative positions without credit exposure	15,565

Total derivative positions	$72,975

(1)     Represents derivative transactions cleared by two Clearinghouses, each rated AA- .
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

For more information on liquidity management, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

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

We use various financial models to quantify financial risks and analyze potential strategies. We maintain a model risk management program that includes a validation process intended to mitigate the risk of loss resulting from model errors or the incorrect use or application of model output, which could potentially lead to inappropriate business or operational decisions.

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

Business Risk Management. Business risk is the risk of an adverse impact on our profitability and financial condition resulting from external factors that may occur in both the short and long term. Business risk includes economic, political, strategic, reputation, legislative and regulatory developments or events that are beyond our control. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, changes in the mix and/or concentration of borrowing among members, the introduction of new competing products and services, increased non-bank competition, enhanced liquidity at member institutions due to governmental programs, weakening of the FHLBank System's GSE status, changes in the deposit and mortgage markets for the Bank's members, changes that could occur as a result of new legislation, and other factors that may have a significant direct or indirect impact on our ability to achieve our mission and strategic objectives. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, conducting long-term strategic planning and continually monitoring general economic conditions and the external environment.

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
•the change in the relationship between short-term and long-term interest rates (i.e., the slope of the consolidated obligation yield curve);
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
•Embedded Options - includes consideration of potential variability in the cash flows of financial instruments (i.e., advances, investments or derivatives) resulting from any options embedded in the instruments, such as prepayment options in mortgages and callable bonds; and
•Prepayment Speeds - expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS, variations from which alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount.

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including Value-at-Risk ("VaR"), duration of equity, convexity, changes in MVE, duration gap, and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

The table below presents the VaR estimate ($ amounts in millions).

	VaR
Years Ended	Year-End	High	Low	Average
December 31, 2022	$173	$777	$173	$610
December 31, 2021	684	684	384	526

Duration of Equity. Duration of equity is a measure of interest-rate risk and is one of the primary metrics used to manage our market risk exposure. It is a linear estimate of the percentage change in our MVE that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using a mix of the EFFR/SOFR curve, Agency curve, U.S. Treasury curve and external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for defined interest rate shock scenarios, including scenarios for which the interest-rate curve is 100 bps and 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity for the base scenario. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	December 31, 2022
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,416	$3,431	$3,437	$3,441	$3,439
Percent change in MVE from base	(0.6)%	(0.2)%	—%	0.1%	0.1%
MVE/book value of equity	90.9%	91.4%	91.5%	91.6%	91.6%
Duration of equity	(0.6)	(0.3)	(0.1)	(0.1)	0.2

	December 31, 2021
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,599	$3,485	$3,530	$3,556	$3,543
Percent change in MVE from base	2.0%	(1.3)%	0%	0.7%	0.4%
MVE/book value of equity	99.8%	96.6%	97.9%	98.6%	98.2%
Duration of equity	0.9	1.7	(1.3)	(0.1)	0.6

The changes in those key metrics from December 31, 2021 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap at December 31, 2022 and 2021 was (0.03)% and (0.11)% , respectively.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31,
			2022	2021
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$13,259	$9,252
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	8,479	7,982
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	2,300	3,850
Sub-total advances			24,038	21,084
Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	8,351	4,181
		Economic	1,750	3,950

Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	5,224	4,599
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	611	626
Sub-total investments			15,936	13,356
Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	30	98
Sub-total mortgage loans			30	98
CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	2,869	1,041
		Economic	140	200

Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	27,921	19,341
		Economic	10	—

Receive float, pay float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable-rate index.	Economic	—	595
Sub-total CO bonds			30,940	21,177
Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	2,000	—
Sub-total discount notes			2,000	—
Stand-alone derivatives:
MDCs	Not Applicable	N/A	31	96
Sub-total stand-alone derivatives			31	96
Total notional			$72,975	$55,811

The use of different types of derivatives varies based on our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2022			December 31, 2021
Financial Instrument and Interest-Rate Payment Term	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$2,230	$2,230	100%	$3,947	$3,947	100%
Total trading securities, fair value	$2,230	$2,230	100%	$3,947	$3,947	100%

AFS securities:
Total fixed-rate	$12,190	$12,190	100%	$9,008	$9,008	100%
Total AFS securities, amortized cost	$12,190	$12,190	100%	$9,008	$9,008	100%

Advances:
Total fixed-rate	$31,397	$21,739	69%	$22,316	$17,234	77%
Total variable-rate	5,894	2,300	39%	4,994	3,850	77%
Total advances, par value	$37,291	$24,039	64%	$27,310	$21,084	77%

CO bonds:
Total fixed-rate	$39,226	$30,939	79%	$37,616	$20,582	55%
Total variable-rate	2,776	—	—%	4,934	595	12%
Total CO bonds, par value	$42,002	$30,939	74%	$42,550	$21,177	50%

Discount notes:
Total fixed-rate	$27,534	$2,000	7%	$12,118	$—	—%
Total discount notes, par value	$27,534	$2,000	7%	$12,118	$—	—%

The change in the percentage of swapped advances at December 31, 2022 compared to December 31, 2021, is due to the shift in the relative amount of shorter-term fixed-rate advances funded primarily by discount notes. The general decline in LIBOR floating-rate advances formerly hedged with LIBOR basis swaps drove the reduced amount of variable-rate advances as members shifted those advances to other indices.

The increase in the percentage of swapped fixed-rate CO bonds is due to increases in short-term assets, as well as liquidity assets and fixed-rate advances requiring swapped funding. The variable-rate CO bonds at December 31, 2022 were SOFR floating-rate liabilities with no requirements for swaps.

For information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

Replacement of the LIBOR Benchmark Interest Rate

In March 2021, the United Kingdom Financial Conduct Authority ("FCA") confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. The FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date.

A portion of our advances, investments, derivative assets, derivative liabilities, and related collateral remain directly or indirectly indexed to U.S. dollar LIBOR with maturity dates that extend beyond June 30, 2023. As a result, we have taken and will continue to take steps to transition our LIBOR-linked financial instruments and contracts. To that end, and consistent with a Finance Agency supervisory letter sent to the FHLBanks in September 2019, we ceased purchasing investments that reference LIBOR and mature after December 31, 2021. Effective March 31, 2020, we ceased to enter into LIBOR-linked structured advances and, effective June 30, 2020, we ceased to enter into all other LIBOR-linked transactions, with maturities that extend beyond December 31, 2021. Further, we have endeavored to identify and amend our financial instruments and contracts including advances, investments and derivatives that may require adding or adjusting fallback language.

We continue to take steps to adopt SOFR, the alternative to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee, for our relevant products, services and financial instruments. In October 2020, the clearinghouses transitioned the rate for discounting all U.S. dollar interest-rate cleared swaps to SOFR and SOFR is now the dominant index in the market for any new financial transactions. We have fully transitioned to utilize interest-rate swaps based on SOFR or the EFFR as alternative interest-rate hedging strategies.

We have also adhered to the International Swaps and Derivatives Association 2020 Interbank Offered Rate Fallbacks Protocol and will work with its counterparties, as necessary, to address its over-the-counter derivative agreements referencing U.S. dollar LIBOR as a part of its LIBOR transition efforts. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities, as well as fallback language for new activities and issuances of financial instruments.

Further, each clearinghouse announced its own proposal for the conversion process of LIBOR-linked cleared derivatives to risk-free rates. The conversions are scheduled to occur in several tranches based on product type and are generally expected to be completed before the effective date of LIBOR cessation for all covered products that are utilized by the Bank.

We continue to implement our transition plan that has reduced our exposure to the transition arising from the cessation of the publication of LIBOR and has the flexibility to evolve with market developments and standards, member needs, and guidance provided by the issuers of Agency securities. As a result, we do not expect the replacement of LIBOR by June 30, 2023 to have a material adverse impact on the Bank's business, results of operations or financial condition.

For more information, see Item 1A. Risk Factors - Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations.

The following table presents our LIBOR-rate indexed financial instruments outstanding at December 31, 2022 and 2021 by year of maturity ($ amounts in millions).

	December 31, 2022
	Year of Maturity
LIBOR-Indexed Financial Instruments	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$48	$1,230	$1,278	3%
MBS, par value (2)	—	2,018	2,018	18%
Total	$48	$3,248	$3,296

Interest-rate swaps - receive leg, notional (2):
Cleared	$760	$2,188	$2,948	10%
Uncleared	64	2,431	2,495	6%
Total	$824	$4,619	$5,443

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$2,200	$300	$2,500	9%
Total	$2,200	$300	$2,500

Other derivatives, notional:
Interest-rate caps held (2)	$—	$611	$611	100%

	December 31, 2021
	Year of Maturity
LIBOR-Indexed Financial Instruments	2022	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$134	$48	$2,259	$2,441	9%
MBS, par value (2)	—	—	2,669	2,669	25%
Total	$134	$48	$4,928	$5,110

Interest-rate swaps - receive leg, notional (2):
Cleared	$1,366	$767	$2,336	$4,469	20%
Uncleared	320	314	6,176	6,810	21%
Total	$1,686	$1,081	$8,512	$11,279

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$3,134	$1,150	$—	$4,284	19%
Total	$3,134	$1,150	$—	$4,284

Other derivatives, notional:
Interest-rate caps held (2)	$15	$—	$611	$626	100%

(1)    Year of maturity on our advances is based on redemption term.
(2)    Year of maturity on our MBS, interest-rate swaps, and interest-rate caps is based on contractual maturity. The actual maturities on MBS will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2022. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Bank's financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 8 and 16 to the financial statements, the Bank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2022 was $73 billion, of which 91% were designated as hedging instruments, and the net fair value of derivative assets and liabilities as of December 31, 2022 was $434 million and $19 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, such as interest rate curves and volatility assumptions.

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
March 15, 2023

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31,
	2022	2021
Assets:
Cash and due from banks	$21,161	$867,880
Interest-bearing deposits (Note 4)	856,060	100,041
Securities purchased under agreements to resell (Note 4)	4,550,000	3,500,000
Federal funds sold (Note 4)	3,148,000	2,580,000
Trading securities (Note 4)	2,230,248	3,946,799
Available-for-sale securities (amortized cost of $12,189,776 and $9,007,993) (Note 4)	12,179,837	9,159,935
Held-to-maturity securities (estimated fair values of $4,156,218 and $4,322,157) (Note 4)	4,240,201	4,313,773
Advances (Note 5)	36,682,459	27,497,835
Mortgage loans held for portfolio, net (Note 6)	7,686,455	7,616,134
Accrued interest receivable	152,867	80,758
Derivative assets, net (Note 8)	434,421	220,202
Other assets	102,071	121,246

Total assets	$72,283,780	$60,004,603

Liabilities:
Deposits	$595,907	$1,366,397
Consolidated obligations (Note 10):
Discount notes	27,387,492	12,116,358
Bonds	39,882,454	42,361,572
Total consolidated obligations, net	67,269,946	54,477,930
Accrued interest payable	162,584	88,068
Affordable Housing Program payable (Note 11)	38,170	31,049
Derivative liabilities, net (Note 8)	19,209	12,185
Mandatorily redeemable capital stock (Note 12)	372,503	50,422
Other liabilities	441,763	422,221

Total liabilities	68,900,082	56,448,272

Commitments and contingencies (Note 17)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 21,231,253 and 22,462,009	2,123,125	2,246,201
Retained earnings:
Unrestricted	963,812	889,869
Restricted	322,552	287,203
Total retained earnings	1,286,364	1,177,072
Total accumulated other comprehensive income (loss) (Note 13)	(25,791)	133,058

Total capital	3,383,698	3,556,331

Total liabilities and capital	$72,283,780	$60,004,603

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Interest Income:
Advances	$634,269	$115,634	$329,675
Interest-bearing deposits	37,303	534	5,652
Securities purchased under agreements to resell	53,496	1,730	11,644
Federal funds sold	78,004	2,821	10,793
Trading securities	25,965	48,510	90,860
Available-for-sale securities	285,252	99,646	103,658
Held-to-maturity securities	69,363	31,792	70,019
Mortgage loans held for portfolio	206,984	169,132	231,152
Total interest income	1,390,636	469,799	853,453

Interest Expense:
Consolidated obligation discount notes	373,757	9,067	116,680
Consolidated obligation bonds	712,038	206,429	461,953
Deposits	12,003	162	2,856
Mandatorily redeemable capital stock	2,140	2,601	8,594
Total interest expense	1,099,938	218,259	590,083

Net interest income	290,698	251,540	263,370
Provision for (reversal of) credit losses	(74)	(108)	140

Net interest income after provision for credit losses	290,772	251,648	263,230

Other Income:
Net gains (losses) on trading securities	(22,574)	(47,314)	(14,484)
Net gains (losses) on derivatives	48,429	3,684	(48,362)
Other, net	(6,411)	9,811	7,330
Total other income (loss)	19,444	(33,819)	(55,516)

Other Expenses:
Compensation and benefits	59,006	60,622	60,789
Other operating expenses	30,836	30,089	31,609
Federal Housing Finance Agency	7,229	6,336	4,989
Office of Finance	5,437	6,377	5,005
Other	11,086	9,801	6,742
Total other expenses	113,594	113,225	109,134

Income before assessments	196,622	104,604	98,580

Affordable Housing Program assessments	19,876	10,720	10,717

Net income	$176,746	$93,884	$87,863
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$176,746	$93,884	$87,863

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(161,881)	15,021	47,108

Pension benefits, net (Note 14)	3,032	12,635	(9,082)

Total other comprehensive income (loss)	(158,849)	27,656	38,026

Total comprehensive income	$17,897	$121,540	$125,889

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2020, 2021, and 2022
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2019	19,741	$1,974,076	$864,454	$250,854	$1,115,308	$67,376	$3,156,760

Total comprehensive income			70,291	17,572	87,863	38,026	125,889

Proceeds from issuance of capital stock	2,669	266,906					266,906

Redemption/repurchase of capital stock	(6)	(621)					(621)

Shares reclassified to mandatorily redeemable capital stock, net	(328)	(32,791)					(32,791)

Partial recovery of prior capital distribution to Financing Corporation			10,574	—	10,574		10,574

Cash dividends on capital stock (3.66%)			(76,415)	—	(76,415)		(76,415)

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Total comprehensive income			75,107	18,777	93,884	27,656	121,540

Proceeds from issuance of capital stock	996	99,638					99,638

Redemption/repurchase of capital stock	(563)	(56,277)					(56,277)

Shares reclassified to mandatorily redeemable capital stock, net	(47)	(4,730)					(4,730)

Cash dividends on capital stock (2.44%)			(54,142)	—	(54,142)		(54,142)

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income			141,397	35,349	176,746	(158,849)	17,897

Proceeds from issuance of capital stock	3,680	368,041					368,041

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Shares reclassified to mandatorily redeemable capital stock, net	(3,292)	(329,232)					(329,232)

Cash dividends on capital stock (2.95%)			(67,454)	—	(67,454)		(67,454)

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$176,746	$93,884	$87,863
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	167,348	84,157	74,130
Changes in net derivative and hedging activities	1,086,752	178,305	(420,090)
Provision for (reversal of) credit losses	(74)	(108)	140
Net losses on trading securities	22,574	47,314	14,484
Other adjustments	1,059	—	(504)
Changes in:
Accrued interest receivable	(77,386)	21,671	28,855
Other assets	14,333	(21,453)	(28,853)
Accrued interest payable	75,115	24,487	(115,401)
Other liabilities	(1,749)	15,743	41,255
Total adjustments, net	1,287,972	350,116	(405,984)

Net cash provided by (used in) operating activities	1,464,718	444,000	(318,121)

Investing Activities:
Net change in:
Interest-bearing deposits	(2,090,076)	487,626	169,514
Securities purchased under agreements to resell	(1,050,000)	(1,000,000)	(1,000,000)
Federal funds sold	(568,000)	(1,365,000)	1,335,000
Trading securities:
Proceeds from maturities	3,425,000	2,950,000	4,160,000
Proceeds from sales	200,000	50,006	—
Purchases	(1,930,219)	(1,899,417)	(4,252,538)
Available-for-sale securities:
Proceeds from maturities and paydowns	730,132	835,255	593,550
Proceeds from sales	—	—	96,779
Purchases	(5,195,686)	(319,623)	(1,851,436)
Held-to-maturity securities:
Proceeds from maturities and paydowns	890,409	996,151	1,428,899
Proceeds from sales	69,919	—	—
Purchases	(817,170)	(784,446)	(744,501)
Advances:
Principal repayments	251,196,945	224,935,571	255,014,417
Disbursements to members	(261,178,835)	(221,554,319)	(253,433,610)
Mortgage loans held for portfolio:
Principal collections	1,006,896	2,849,214	4,398,392
Purchases from members	(1,156,327)	(2,150,713)	(2,082,767)
Purchases of premises, software, and equipment	(4,916)	(4,411)	(4,641)
Loans to other Federal Home Loan Banks:
Principal repayments	1,050,000	40,000	90,000
Disbursements	(1,050,000)	(40,000)	(90,000)

Net cash provided by (used in) investing activities	(16,471,928)	4,025,894	3,827,058
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2022	2021	2020
Financing Activities:
Net change in deposits	(590,663)	(8,809)	414,531
Net proceeds (payments) on derivative contracts with financing elements	900	(25,365)	(3,694)
Net proceeds from issuance of consolidated obligations:
Discount notes	835,663,808	291,172,745	355,337,396
Bonds	17,914,235	43,151,651	48,663,468
Payments for matured and retired consolidated obligations:
Discount notes	(820,497,490)	(295,668,613)	(356,372,123)
Bonds	(18,461,850)	(43,819,310)	(50,052,784)
Proceeds from issuance of capital stock	368,041	99,638	266,906
Payments for redemption/repurchase of capital stock	(161,885)	(56,277)	(621)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(7,151)	(205,076)	(104,925)
Partial recovery of prior capital distribution to Financing Corporation	—	—	10,574
Dividend payments on capital stock	(67,454)	(54,142)	(76,415)

Net cash provided by (used in) financing activities	14,160,491	(5,413,558)	(1,917,687)

Net increase (decrease) in cash and due from banks	(846,719)	(943,664)	1,591,250

Cash and due from banks at beginning of year	867,880	1,811,544	220,294

Cash and due from banks at end of year	$21,161	$867,880	$1,811,544

Supplemental Disclosures:
Cash activities:
Interest payments	$738,492	$265,209	$804,173
Affordable Housing Program payments	16,914	14,073	14,399
Non-cash activities:
Purchases of investment securities, traded but not yet settled	72,788	—	236,507

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2022 and 2021, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2022, 2021, and 2020. Acronyms and terms used throughout these Notes to Financial Statements are defined herein or in the Defined Terms. Unless the context otherwise requires, the terms "Bank," "we," "us," and "our" refer to the Federal Home Loan Bank of Indianapolis or its management.

Background Information

The Federal Home Loan Bank of Indianapolis, a federally chartered corporation, is one of 11 regional wholesale FHLBanks in the United States. The FHLBanks are GSEs that were organized under the Bank Act to serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Even though the Bank is part of the FHLBank System, we operate as a separate entity with our own management, employees, shareholders and board of directors.

Each FHLBank is a financial cooperative that provides a readily available, competitively-priced source of funds to its member institutions. Regulated financial depositories and non-captive insurance companies engaged in residential housing finance that have their principal place of business located in, or are domiciled in, our district states of Michigan or Indiana are eligible for membership. Additionally, qualified CDFIs are eligible to be members. Housing Associates, including state and local housing authorities, that meet certain statutory and regulatory criteria may also borrow from us, but are not members and, as such, are not allowed to hold our capital stock.

Each member must purchase a minimum amount of our capital stock based on the amount of its total assets. A member may be required to purchase additional activity-based capital stock as it engages in certain business activities with us. Members and former members own all of our capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) hold our capital stock beyond the redemption period solely to support credit products or mortgage loans still outstanding on our statement of condition. All owners of our capital stock, to the extent declared by our board of directors, receive dividends on their capital stock, subject to applicable regulations.

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

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, reflect appropriate valuation methods and were determined based on the assumptions that we believe market participants would use in pricing the asset or liability. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. For more information, see Note 16 - Estimated Fair Values.

Changes in Estimates. Changes in estimates are accounted for prospectively, i.e. in the period of change, and do not result in a revision or restatement of prior period amounts.

Reclassifications. We have reclassified certain amounts reported in prior periods to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total capital, net income, total comprehensive income or net cash flows.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Securities purchased under agreements to resell are treated as short-term, collateralized financings and are generally transacted with an overnight term. These securities are held in safekeeping in the Bank's name by third-party custodians approved by us. For securities outstanding longer than overnight, if the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in the Bank's name, and/or (ii) remit an equivalent amount of cash. Federal funds sold are short-term, unsecured loans that are generally transacted with an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty.

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition.

Trading Securities. Securities classified as trading are held for liquidity purposes and carried at fair value. Changes in the fair value of these securities are recorded through other income as net gains (losses) on trading securities. Finance Agency regulation and our risk management policies prohibit the speculative use of these instruments and limit the credit risk arising from these securities.

HTM Securities. Securities for which we have both the positive intent and ability to hold to maturity are classified as HTM and carried at amortized cost. The carrying value includes adjustments made to the cost basis of the security for purchase discount and related accretion, purchase premium and related amortization, and collection of principal.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

AFS Securities. Securities that are not classified as trading or HTM are classified as AFS and carried at estimated fair value. Changes in the fair value of these securities are recorded in OCI as net change in unrealized gains (losses) on AFS securities, except for AFS securities in hedging relationships that qualify as fair-value hedges. For those securities, the portion of the change in fair value attributable to the risk being hedged is recorded in interest income together with the related change in the fair value of the derivative, and the remainder of the change in the fair value of the security is recorded in OCI as net change in unrealized gains (losses) on AFS securities. In general, securities classified as AFS may be sold at any time, although specific consideration is given to securities in an unrealized loss position.

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

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the positive intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported at amortized cost, adjusted to include premiums paid to and discounts received from PFIs, hedging basis adjustments, and the allowance for credit losses.

Amortization of Purchase Premiums and Discounts. We amortize or accrete premiums and discounts and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each loan. When a loan is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments.

Non-accrual Loans. We place a conventional mortgage loan on non-accrual status if it is determined that either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis in which we receive monthly principal and interest payments from the servicer regardless of whether the borrower has made payments to the servicer). Monthly servicer remittances for loans on an actual/actual basis may also be well secured; however, servicers on actual/actual remittance do not advance principal and interest due, regardless of borrower creditworthiness, until the payments are received from the borrower or when the loan is repaid. As a result, these loans are placed on non-accrual status once they become 90 days delinquent.

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

Loan Participations. All participating interests in loans acquired from our PFIs that are sold to other FHLBanks meet the accounting requirements for a sale and, therefore, are derecognized from our reported mortgage loan balances and a pro-rata portion of the fixed LRA is assumed by the participating FHLBank for its use in loss mitigation. As a result, available funds remaining in our LRA are limited to our pro-rata portion of the fixed LRA that is associated with the participating interests retained by us. The portion of the participation fees received related to our upfront costs is recognized immediately into income, while the remaining portion related to our ongoing costs is deferred and amortized to income over the remaining life of the participated loans.

Troubled Debt Restructuring ("TDR"). A TDR related to MPP loans typically occurs when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties that would not have been otherwise considered. Although we do not participate in government-sponsored loan modification programs, we do consider certain conventional loan modifications to be TDRs when the modification agreement permits the recapitalization of past due amounts, generally up to the original loan amount. If a borrower is having financial difficulty and a significant concession has been granted by the PFI with our approval, the loan modification is considered a TDR. No other terms of the original loan are modified, except for the possible extension of the contractual maturity date on a case-by-case basis. In no event does the borrower's original interest rate change.

Modifications of government loans are not considered or accounted for as TDRs because we anticipate no loss of principal or interest accrued at the original contract rate, or significant delay, due to the government guarantee or insurance.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Charge-Offs. A charge-off is recorded to the extent that the amortized cost (including UPB, unamortized premiums or discounts, and hedging basis adjustments) of a loan will not be fully recovered. We record a charge-off on a conventional mortgage loan against the credit loss allowance upon the occurrence of a confirming event. Confirming events include, but are not limited to, the settlement of a claim against any of the credit enhancements, delinquency in excess of 180 days unless we determine that the delinquent loan is well-secured and in-process of collection, and filing for bankruptcy protection. We charge off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements.

Allowance for Credit Losses on Financial Instruments. Our financial instruments, i.e. interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances (including off-balance sheet credit exposures), and mortgage loans held for portfolio, are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable for all instruments, which is measured separately. Any uncollectible accrued interest is written off by a reversal of interest income.

For more information on the allowance methodology related to our financial instruments, see Note 4 - Investments, Note 5 - Advances, Note 6 - Mortgage Loans Held for Portfolio, and Note 17 - Commitments and Contingencies.

Financial Instruments Meeting Netting Requirements. We present certain financial instruments on a net basis when we have a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements).

Derivatives and Hedging Activities. We record derivative instruments, including related cash collateral and accrued interest, on a net basis, by clearing agent and/or by counterparty, as either derivative assets or derivative liabilities at their estimated fair values. Changes in the estimated fair value of derivatives are recorded in current period earnings.

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

Designations. Derivatives are recorded beginning on the trade date and typically executed and designated in a qualifying hedging relationship at the same time as the acquisition of the associated hedged item. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase financial instruments, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. Each derivative is designated as one of the following:

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

(i)Shortcut hedge accounting - Hedging relationships that meet certain criteria qualify for the shortcut method of hedge accounting. Under the shortcut method, an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark interest rate, equates to the entire change in fair value of the related derivative. As a result, the derivative is considered to be perfectly effective in achieving offsetting changes in the fair value of the hedged asset or liability attributable to the hedged risk. When applying the shortcut method, we document, at inception of the hedging relationship, a quantitative long-haul method that we can apply should we subsequently determine a hedging relationship no longer qualifies for shortcut hedge accounting; or

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

(ii)Long-haul hedge accounting - The application of long-haul hedge accounting requires us to assess whether the derivatives used in hedging relationships are highly effective in achieving offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods. As part of the assessment, a regression analysis is performed at the inception of each hedging relationship and at each month-end thereafter.

While a number of long-haul methods and techniques are permissible, we utilize the following:

•Total Contractual Coupon Method - In calculating the change in fair value of the hedged item attributable to changes in the benchmark interest rate, the estimated coupon cash flows are based on the full contractual coupon.
•Benchmark Component Method - In calculating the change in fair value of the hedged item attributable to changes in the benchmark interest rate, the credit and any other risks embedded in the contractual coupon rate are excluded from the estimated cash flows by aligning the interest component of the derivative with the hedged item. Given this alignment, the application of the benchmark component method generally results in less hedge ineffectiveness in comparison to the total contractual coupon method.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize the net interest settlements and the change in fair value of these derivatives in other income (loss) with no offsetting fair-value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability.

Accrued Interest Receivables and Payables. The difference between the interest receivable and payable on a derivative designated as a qualifying hedge is recognized as a net adjustment to the interest income or expense of the designated hedged item. The difference between the interest receivable and payable on an economic hedge is recognized in other income as net gains (losses) on derivatives.

Discontinuance of Hedge Accounting. We discontinue hedge accounting prospectively when: (i) the hedging relationship ceases to be highly effective or is otherwise discontinued; (ii) the derivative and/or the hedged item expires or matures, is sold, terminated, transferred or exercised; or (iii) a hedged firm commitment no longer meets the definition of a firm commitment.

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

When we discontinue a qualifying hedge relationship by terminating the derivative and subsequently designating the associated hedged item into a new qualifying hedge relationship, we: (i) recognize the cumulative gain (loss) on the derivative in current period earnings; (ii) pay or receive a termination fee with the counterparty, substantially offsetting the recognized gain (loss) on the derivative; (iii) cease adjusting the hedged asset or liability for changes in fair value; and (iv) amortize the cumulative basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

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

Debt Extinguishments. When we extinguish a CO prior to the contractual maturity date on other than a call date, any gain or loss resulting from the extinguishment is recorded in other income (loss) as the difference between the cash paid (market price) and the current carrying value. We do not consider these gains or losses to be extraordinary.

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

Restricted Retained Earnings. In accordance with our Joint Capital Enhancement Agreement, as amended, among the 11 FHLBanks, we allocate 20% of the Bank's net income each quarter to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1% of the average balance of the Bank's outstanding consolidated obligations for the current quarter.

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

Settlement gains and losses are recognized in earnings only when the total cost of all settlements during a year exceeds the sum of the service and interest cost components of the net periodic pension cost for the year.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). On March 12, 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform. Specifically, the guidance provides accounting relief related to the following:

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

Sales or transfers of debt securities classified as HTM. Entities can make a one-time election to sell and/or reclassify HTM securities that were purchased prior to January 1, 2020 and reference an interest rate affected by reference rate reform.

This guidance was originally effective from March 12, 2020 through December 31, 2022 but was extended with the issuance of ASU 2022-06. The guidance will be applied when we implement the fallback provisions associated with our financial instruments that remain indexed to LIBOR on the cessation date; however, its effect on the Bank's financial condition, results of operations, and cash flows is not expected to be material.

Reference Rate Reform (Topic 848): Deferral of the Sunset Date (ASU 2022-06). On December 21, 2022, the FASB issued guidance to extend the sunset (or expiration) date of ASU 2020-04 (Topic 848) to December 31, 2024. This change takes into account the United Kingdom Financial Conduct Authority's extension of the cessation date of the overnight 1-, 3-, 6-, and 12-month LIBOR tenors to June 30, 2023, which is beyond the original expiration date of the guidance.

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

The guidance became effective for the interim and annual periods beginning on January 1, 2023. Upon adoption, this guidance had no impact on the Bank's financial condition, results of operations, or cash flows.

Troubled Debt Restructurings ("TDR") and Vintage Disclosures (ASU 2022-02). On March 31, 2022, the FASB issued guidance eliminating the accounting guidance for TDRs by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings made to borrowers experiencing financial difficulty. Additionally, the guidance requires disclosure of current-period gross write-offs by year of origination.

The guidance became effective for the interim and annual periods beginning on January 1, 2023. Upon adoption, this guidance did not have a material impact on the Bank's financial condition, results of operations, or cash flows, nor do we expect it to have a material impact on our future disclosures.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2022, 2021, and 2020, were $104,501, $227,913, and $65,945, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 4 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At December 31, 2022 and 2021, none of these investments were with counterparties rated below triple-B. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. As such, no allowance for credit losses was recorded for these investments at December 31, 2022 and 2021.

Securities Purchased Under Agreements to Resell. We use the collateral maintenance provision with our counterparties as a practical expedient for securities purchased under agreements to resell whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was recorded for securities purchased under agreements to resell at December 31, 2022 and 2021.

Federal Funds Sold. As our investments in federal funds sold are typically transacted on an overnight term, we would only evaluate these instruments for expected credit losses if they were not repaid according to their contractual terms at maturity. At December 31, 2022 and 2021, all investments in federal funds sold were repaid according to their contractual terms and, therefore, no allowance for credit losses was recorded.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	December 31, 2022	December 31, 2021
U.S. Treasury obligations	$2,230,248	$3,946,799
Total trading securities at estimated fair value	$2,230,248	$3,946,799

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Years Ended December 31,
	2022	2021	2020
Net gains (losses) on trading securities held at year end	$(18,461)	$(17,608)	$(7,202)
Net gains (losses) on trading securities that matured/sold during the year	(4,113)	(29,706)	(7,282)
Net gains (losses) on trading securities	$(22,574)	$(47,314)	$(14,484)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$4,207,974	$3,502	$(1,802)	$4,209,674
GSE and TVA debentures	1,882,802	20,144	(243)	1,902,703
GSE multifamily MBS	6,099,000	20,064	(51,604)	6,067,460
Total AFS securities	$12,189,776	$43,710	$(53,649)	$12,179,837

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
GSE and TVA debentures	$2,651,571	$45,557	$(12)	$2,697,116
GSE multifamily MBS	6,356,422	109,956	(3,559)	6,462,819
Total AFS securities	$9,007,993	$155,513	$(3,571)	$9,159,935

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. Includes at December 31, 2022 and 2021 net unamortized discounts totaling $(294,587) and net unamortized premiums totaling $14,344, respectively. The applicable fair value hedging basis adjustments at December 31, 2022 and 2021 totaled net losses of $(1,099,886) and net gains of $206,199, respectively. Excludes accrued interest receivable at December 31, 2022 and 2021 of $53,358 and $32,127, respectively.

Unrealized Loss Positions. The following table presents impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,836,099	$(1,802)	$—	$—	$1,836,099	$(1,802)
GSE and TVA debentures	75,024	(243)	—	—	75,024	(243)
GSE multifamily MBS	3,484,309	(41,046)	301,339	(10,558)	3,785,648	(51,604)
Total impaired AFS securities	$5,395,432	$(43,091)	$301,339	$(10,558)	$5,696,771	$(53,649)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and TVA debentures	$250,145	$(12)	$—	$—	$250,145	$(12)
GSE multifamily MBS	384,015	(3,559)	—	—	384,015	(3,559)
Total impaired AFS securities	$634,160	$(3,571)	$—	$—	$634,160	$(3,571)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Realized Gains and Losses. During the year ended December 31, 2020, for strategic, economic and operational reasons, we sold certain of our GSE multifamily MBS. Proceeds from the sales totaled $96,779, resulting in net realized gains from the sale of AFS securities of $504, comprised of realized gains of $715 and realized losses of $(211) determined by the specific identification method.

Contractual Maturity. The amortized cost and estimated fair value of non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$131,329	$131,517	$581,801	$582,240
Due after 1 year through 5 years	1,575,581	1,594,583	1,494,109	1,523,600
Due after 5 years through 10 years	4,383,866	4,386,277	575,661	591,276
Total non-MBS	6,090,776	6,112,377	2,651,571	2,697,116
Total MBS	6,099,000	6,067,460	6,356,422	6,462,819
Total AFS securities	$12,189,776	$12,179,837	$9,007,993	$9,159,935

Allowance for Credit Losses. At December 31, 2022 and 2021, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

We individually evaluate our AFS securities for impairment. Impairment exists when the estimated fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there could be a shortfall in receiving all cash flows that are contractually due by evaluating several qualitative factors. In those instances where we determine a shortfall could exist, we compare the present value of cash flows to be collected from the security to its amortized cost. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded, but the allowance is limited to the amount of the unrealized loss.

If we do not intend to sell an impaired AFS security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, net of the allowance for credit losses, any difference between the security’s estimated fair value and net amortized cost is recorded to net unrealized gains (losses) on AFS securities within OCI. If we intend to sell an impaired AFS security, or more likely than not we will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses is reversed and the amortized cost is written down to the security’s estimated fair value at the reporting date with any such impairment reported in earnings.

At December 31, 2022 and 2021, certain of our AFS securities were in an unrealized loss position; however, we did not record an allowance for credit losses because those losses were considered temporary and we expected to recover the entire amortized cost basis on these securities at maturity based upon the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	December 31, 2022
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
MBS:
Other U.S. obligations single-family	$2,991,702	$2,128	$(43,106)	$2,950,724
GSE single-family	619,910	518	(39,634)	580,794
GSE multifamily	628,589	—	(3,889)	624,700
Total HTM securities	$4,240,201	$2,646	$(86,629)	$4,156,218

	December 31, 2021
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
MBS:
Other U.S. obligations single-family	$2,626,143	$7,384	$(9,238)	$2,624,289
GSE single-family	815,924	14,424	(4,773)	825,575
GSE multifamily	871,706	779	(192)	872,293
Total HTM securities	$4,313,773	$22,587	$(14,203)	$4,322,157

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at December 31, 2022 and 2021 totaled $26,125 and $28,440, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the year ended December 31, 2022, for operational reasons, we sold a portion of our HTM MBS. Proceeds from the sales totaled $69,919, resulting in net realized losses of $(1,059) determined by the specific identification method. For each of these HTM securities, we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification.

Allowance for Credit Losses. At December 31, 2022 and 2021, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

Our HTM securities are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the securities do not possess similar risk characteristics. We consider several qualitative factors when evaluating the potential for credit losses on our HTM securities and, if deemed necessary, an allowance for credit losses is recorded.

At December 31, 2022 and 2021, we did not record an allowance for credit losses on any of our HTM securities based on the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 5 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with various maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to SOFR, LIBOR or another specified index.

The following table presents advances outstanding by redemption term.

	December 31, 2022		December 31, 2021
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$430	6.74	$—	—
Due in 1 year or less	14,517,059	3.77	7,863,703	0.59
Due after 1 year through 2 years	2,726,023	2.82	2,684,996	2.02
Due after 2 years through 3 years	3,316,683	2.73	3,536,759	1.35
Due after 3 years through 4 years	2,045,370	2.70	2,931,260	1.29
Due after 4 years through 5 years	3,938,017	3.96	1,908,432	1.34
Thereafter	10,747,880	2.70	8,384,458	0.82
Total advances, par value	37,291,462	3.26	27,309,608	1.03
Fair-value hedging basis adjustments, net	(615,859)		179,115
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	6,856		9,112
Total advances (1)	$36,682,459		$27,497,835

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at December 31, 2022 and 2021 of $50,446 and $13,075, respectively.

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

The following table presents advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	December 31,		December 31,
Term	2022	2021	2022	2021
Overdrawn demand and overnight deposit accounts	$430	$—	$430	$—
Due in 1 year or less	19,337,582	12,547,866	20,226,164	13,452,703
Due after 1 year through 2 years	2,299,023	2,578,396	3,207,023	3,090,101
Due after 2 years through 3 years	2,385,483	2,127,759	4,082,583	3,636,259
Due after 3 years through 4 years	1,592,245	1,997,060	2,045,370	3,007,160
Due after 4 years through 5 years	2,773,917	1,530,307	4,173,117	1,485,332
Thereafter	8,902,782	6,528,220	3,556,775	2,638,053
Total advances, par value	$37,291,462	$27,309,608	$37,291,462	$27,309,608

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Advance Concentrations. At December 31, 2022 and 2021, our top five borrowers held 41% and 43%, respectively, of total advances outstanding at par. Our top borrower at December 31, 2022 and 2021 held 12%.

Allowance for Credit Losses. Advances are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the advances do not possess similar risk characteristics.

Using a risk-based approach, we consider the amount and quality of the collateral pledged and the borrower's financial condition to be the primary indicators of an advance's credit quality. We manage our exposure to advances outstanding through an integrated approach that generally includes establishing a credit limit for each borrower, and an ongoing review of each borrower's financial condition, coupled with conservative collateral/lending policies intended to limit the risk of loss while balancing the borrower's needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. We evaluate and update our collateral guidelines, as necessary, based on current market conditions.

We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our capital stock owned by our members serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. As part of our risk-based approach, we also evaluate and determine whether a borrower may retain physical possession of the collateral pledged to us or must specifically deliver the collateral to us or our document custody agent.

Our evaluation of credit losses on advances utilizes a framework that considers the adequacy of the advances' associated collateral and the associated member's willingness and ability to pledge additional collateral to satisfy any current or anticipated future deficiency. Our agreements with borrowers allow us, at any time and in our sole discretion, to require substitution of collateral, adjust the over-collateralization requirements applied to collateral, or refuse to make extensions of credit against any collateral. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem the Bank to be inadequately secured.

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. At December 31, 2022 and 2021, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

At December 31, 2022 and 2021, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2022, 2021, or 2020.

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

The following tables present information on mortgage loans held for portfolio by term and type.

Term	December 31, 2022	December 31, 2021
Fixed-rate long-term mortgages	$6,676,752	$6,417,543
Fixed-rate medium-term (1) mortgages	856,446	1,016,851
Total mortgage loans held for portfolio, UPB	7,533,198	7,434,394
Unamortized premiums	168,593	181,172
Unamortized discounts	(9,466)	(2,389)
Hedging basis adjustments, net	(5,670)	3,157
Total mortgage loans held for portfolio	7,686,655	7,616,334
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,686,455	$7,616,134

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at December 31, 2022 and 2021 of $30,396 and $27,977, respectively.

Type	December 31, 2022	December 31, 2021
Conventional	$7,383,168	$7,254,056
Government-guaranteed or -insured	150,030	180,338
Total mortgage loans held for portfolio, UPB	$7,533,198	$7,434,394

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

Government-Guaranteed or -Insured Mortgage Loans. These fixed-rate mortgage loans are guaranteed or insured by the FHA, Department of Veterans Affairs, Rural Housing Service of the Department of Agriculture, or United States Department of Housing and Urban Development. The servicer provides and maintains a guaranty or insurance from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guaranty or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers.

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

	December 31, 2022
	Origination Year
Payment Status	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,892	$13,041	$30,933
60-89 days	4,537	1,992	6,529
90 days or more	9,498	2,979	12,477
Total past due	31,927	18,012	49,939
Total current	2,422,623	5,062,416	7,485,039
Total conventional mortgage loans, amortized cost	$2,454,550	$5,080,428	$7,534,978

	December 31, 2021
	Origination Year
Payment Status	Prior to 2017	2017 to 2021	Total
Past due:
30-59 days	$16,968	$12,662	$29,630
60-89 days	4,175	1,767	5,942
90 days or more	18,599	11,206	29,805
Total past due	39,742	25,635	65,377
Total current	2,447,420	4,921,101	7,368,521
Total conventional mortgage loans, amortized cost (1)	$2,487,162	$4,946,736	$7,433,898

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2022
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,655	$—	$1,655
Serious delinquency rate (2)	0.16%	1.07%	0.18%
Past due 90 days or more still accruing interest (3)	$6,283	$1,552	$7,835
On non-accrual status (4)	$10,984	$—	$10,984

	December 31, 2021
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,999	$—	$1,999
Serious delinquency rate (2)	0.40%	0.86%	0.41%
Past due 90 days or more still accruing interest (3)	$15,725	$1,364	$17,089
On non-accrual status (4)	$23,487	$—	$23,487

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
(4)    As of December 31, 2022 and 2021, of these conventional mortgage loans on non-accrual status, $3,160 and $11,701, respectively, of UPB did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. We apply a systematic approach for estimating expected credit losses on our conventional mortgage loans over their estimated remaining lives through analyses that include, among other considerations, various loan portfolio and collateral-related characteristics, past loan performance, historical and current economic conditions, and reasonable and supportable forecasts of expected economic conditions.

We estimate expected losses on our conventional mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate all troubled debt restructurings, any remaining exposure to delinquent conventional MPP loans paid in full by servicers, and collateral-dependent loans. Loans are considered collateral-dependent when a borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. We estimate expected losses on collateral-dependent loans by applying a practical expedient that considers the expected loss of a collateral-dependent loan to be equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Collectively Evaluated Mortgage Loans. Conventional loans current to 179 days past due are collectively evaluated at the pool level using a recognized third-party credit and prepayment model, which considers both historical and current information and events and reasonable and supportable forecasts that rely upon certain key inputs and assumptions, to estimate potential ranges of credit loss exposure over the estimated lives of the loans. One such key input is a 3-year forecast of housing prices with a 2-year gradual transition to full reversion to historical inputs after 5 years. Additionally, the evaluation is based upon distinct underlying loan characteristics, including loan vintage (year of origination), geographic location, credit support features and other factors, and a projected migration of loans through the various stages of delinquency.

Seriously delinquent conventional loans 180 days or more past due and not charged-off are also collectively evaluated at the pool level based on loan-specific attribution data, including the use of loan-level property values from a third-party.

Individually Evaluated Mortgage Loans. Certain conventional mortgage loans, primarily troubled debt restructurings, are specifically identified and evaluated for purposes of determining the allowance for credit losses. The measurement of our allowance for individually evaluated loans considers loan-specific attribution data similar to homogeneous pools of delinquent loans evaluated on a collective basis, including the use of loan-level property values from a third-party.

We also individually evaluate any remaining exposure to delinquent MPP conventional loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The estimated fair value of the collateral is obtained from United States Department of Housing and Urban Development statements, sales listings or other evidence of current expected liquidation amounts.

Qualitative Factors. We also assess multiple qualitative factors in our estimation of credit losses. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that are not ascribed to any specific measurable economic or credit event and therefore may not otherwise be captured in our methodology.

Rollforward of Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2022	2021	2020
Balance, beginning of year	$200	$350	$300
Charge-offs	(11)	(81)	(140)
Recoveries	85	39	50
Provision for (reversal of) credit losses	(74)	(108)	140
Balance, end of year	$200	$200	$350

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2022 or 2021. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2022	December 31, 2021
Premises	$14,768	$15,674
Computer software	51,601	49,886
Data processing equipment	6,539	5,354
Furniture and equipment	5,064	5,946
Other	675	640
Premises, software and equipment, in service	78,647	77,500
Accumulated depreciation and amortization	(54,068)	(48,420)
Premises, software and equipment, in service, net	24,579	29,080
Capitalized assets in progress	2,726	1,491
Premises, software and equipment, net	$27,305	$30,571

The depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2022, 2021, and 2020 was $8,182, $7,833, and $7,198, respectively, including amortization of computer software costs of $5,935, $5,547, and $5,315, respectively.

Note 8 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and on our interest-bearing liabilities that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the extent of exposure to changes in interest rates that we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

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

We reevaluate our hedging strategies from time to time and, consequently, we may adopt new strategies or change our hedging techniques. However, Finance Agency regulation and our risk management policies prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and thus do not trade derivatives for short-term profit. Derivative transactions may be either executed with a counterparty over-the-counter (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced by the Clearinghouse.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Types of Derivatives. We use the following types of derivative instruments.

Interest-Rate Swaps. We use interest-rate swaps to hedge the risk of changes in the fair value of certain of our assets and liabilities due to changes in market interest rates. The variable rate we receive or pay in most interest-rate swaps is currently indexed to LIBOR, EFFR, or SOFR.

Interest-Rate Cap and Floor Agreements. We use caps and floors to protect against interest rates on variable-rate assets or liabilities falling below or rising above certain levels.

Interest-Rate Swaptions. We utilize payer or receiver swaptions to protect against the adverse effects of sudden increases or decreases in interest rates, respectively.

Forward Contracts. We normally sell TBA MBS or other derivatives for forward settlement to protect against changes in the market values of fixed-rate MDCs resulting from changes in market interest rates.

Types of Hedged Items. We document at inception all relationships between the derivatives designated as hedging instruments and the hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness. We have the following types of hedged items:

Investments. We primarily invest in Agency MBS, U.S. Treasury obligations, and GSE and TVA debentures, which may be classified as trading, HTM or AFS securities. The interest-rate, prepayment and duration risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage those risks by funding these investment securities with CO bonds that contain call features. We may also hedge the prepayment risk with caps or floors, callable swaps or swaptions. We may manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflows on the derivatives with the cash inflows on the investment securities. Certain of these derivatives qualify as fair-value hedges while others are designated as economic hedges.

Advances. We offer a wide range of fixed- and adjustable-rate advance products with various maturities, interest rates, payment characteristics, and optionality. We may use derivatives to manage the repricing and/or options characteristics of advances in order to more closely match the characteristics of our funding liabilities. In general, whenever a member executes a fixed-rate advance or an adjustable-rate advance with embedded options, we may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, we may hedge a fixed-rate advance with an interest-rate swap where we pay a fixed rate and receive a variable rate, effectively converting the fixed-rate advance to an adjustable-rate advance. This type of hedge is typically treated as a fair-value hedge. In addition, we may hedge a callable, prepayable or putable advance by entering into a cancellable interest-rate swap.

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

Consolidated Obligations. We may enter into derivatives to hedge the interest-rate risk associated with our debt issuances. We manage the risk and volatility arising from changing market prices of consolidated obligations by matching the cash inflows on the derivatives with the cash outflows on the consolidated obligations.

In a typical transaction, we issue a fixed-rate consolidated obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the consolidated obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate advances. These transactions are typically treated as fair-value hedges. Additionally, we may issue variable-rate CO bonds indexed to SOFR or the United States prime rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies, the United States Commodity Futures Trading Commission regulations, and Finance Agency regulations.

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

For certain of our uncleared derivatives, we have credit support agreements that contain provisions requiring us to post additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating is lowered by an NRSRO, we could be required to deliver additional collateral on uncleared derivative instruments in net liability positions. There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at December 31, 2022.

Cleared Derivatives. For cleared derivatives, the Clearinghouse is our counterparty. We use LCH.Clearnet LLC and CME Clearing as Clearinghouses for all cleared derivative transactions. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the Clearinghouse exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations.

At both Clearinghouses, initial margin is considered cash collateral and variation margin is characterized as a daily settlement payment.

The Clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2022, we were not required by our clearing agents to post any additional margin.

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

The following table presents the notional amount and estimated fair value of derivative assets and liabilities.

	December 31, 2022			December 31, 2021
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$66,103,220	$919,089	$2,178,897	$46,395,451	$105,446	$413,324
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	6,200,000	599	525	8,595,000	357	148
Interest-rate caps/floors	611,000	1,310	—	625,500	1,077	—
Interest-rate forwards	30,200	131	—	98,200	1	199
MDCs	30,855	50	102	96,424	45	105
Total derivatives not designated as hedging instruments	6,872,055	2,090	627	9,415,124	1,480	452
Total derivatives before adjustments	$72,975,275	921,179	2,179,524	$55,810,575	106,926	413,776
Netting adjustments and cash collateral (1)		(486,758)	(2,160,315)		113,276	(401,591)
Total derivatives, net		$434,421	$19,209		$220,202	$12,185

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2022 and 2021, including accrued interest, totaled $1,854,876 and $515,761, respectively. Cash collateral received from counterparties and held at December 31, 2022 and 2021, including accrued interest, totaled $181,319 and $894, respectively. At December 31, 2022 and 2021, no securities were pledged as collateral.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$892,313	$2,178,098	$105,667	$411,886
Cleared	28,685	1,324	1,213	1,586
Total gross recognized amount	920,998	2,179,422	106,880	413,472
Gross amounts of netting adjustments and cash collateral
Uncleared	(884,451)	(2,158,991)	(105,417)	(400,005)
Cleared	397,693	(1,324)	218,693	(1,586)
Total gross amounts of netting adjustments and cash collateral	(486,758)	(2,160,315)	113,276	(401,591)
Net amounts after netting adjustments and cash collateral
Uncleared	7,862	19,107	250	11,881
Cleared	426,378	—	219,906	—
Total net amounts after netting adjustments and cash collateral	434,240	19,107	220,156	11,881
Derivative instruments not meeting netting requirements (1)	181	102	46	304
Total derivatives, net, at estimated fair value	$434,421	$19,209	$220,202	$12,185

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Year Ended December 31, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$52,810	$58,755	$(136,188)	$(24,623)
Net gains (losses) on derivatives (2)	725,919	432,904	(1,909,780)	(750,957)
Net gains (losses) on hedged items (3)	(731,398)	(502,643)	1,900,103	666,062
Net impact on net interest income	$47,331	$(10,984)	$(145,865)	$(109,518)

Total interest income (expense) recorded in the Statement of Income (4)	$634,148	$285,252	$(712,038)	$207,362

	Year Ended December 31, 2021
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(183,075)	$(110,510)	$103,143	$(190,442)
Net gains (losses) on derivatives (2)	425,804	303,349	(272,157)	456,996
Net gains (losses) on hedged items (3)	(429,900)	(321,097)	269,447	(481,550)
Net impact on net interest income	$(187,171)	$(128,258)	$100,433	$(214,996)

Total interest income (expense) recorded in the Statement of Income (4)	$115,634	$99,646	$(206,429)	$8,851

	Year Ended December 31, 2020
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(135,342)	$(109,907)	$51,091	$(194,158)
Net gains (losses) on derivatives (2)	(384,880)	(507,403)	21,467	(870,816)
Net gains (losses) on hedged items (3)	382,167	494,481	(13,617)	863,031
Net impact on net interest income	$(138,055)	$(122,829)	$58,941	$(201,943)

Total interest income (expense) recorded in the Statement of Income (4)	$329,675	$103,658	$(461,953)	$(28,620)

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes increases (decreases) in estimated fair value and price alignment interest.
(3)    Includes increases (decreases) in estimated fair value and amortization of net losses on ineffective and discontinued fair-value hedging relationships.
(4)    For advances, AFS securities and CO bonds only.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of net gains (losses) on derivatives reported in other income.

	Years Ended December 31,
Type of Hedge	2022	2021	2020
Net gain (loss) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$15,731	$13,347	$1,488
Swaptions	—	—	(324)
Interest-rate caps/floors	233	(36)	898
Interest-rate forwards	7,824	3,350	(13,377)
Net interest settlements (1)	33,391	(9,137)	(46,927)
MDCs	(8,750)	(3,840)	9,880
Net gains (losses) on derivatives in other income	$48,429	$3,684	$(48,362)

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, hedged items in qualifying fair-value hedging relationships.

	December 31, 2022
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$20,766,832	$12,189,776	$28,717,246

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(615,898)	$(1,417,774)	$(2,147,802)
For discontinued fair-value hedging relationships	39	317,888	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(615,859)	$(1,099,886)	$(2,147,802)

	December 31, 2021
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$17,374,515	$9,007,993	$20,902,714

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$178,543	$(184,724)	$(247,699)
For discontinued fair-value hedging relationships	572	390,923	—
Total cumulative fair-value hedging basis adjustments on hedged items	$179,115	$206,199	$(247,699)

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

The following table presents the types of our interest-bearing and non-interest-bearing deposits.

Type	December 31, 2022	December 31, 2021
Interest-bearing:
Demand and overnight	$571,971	$1,363,988
Time	23,898	—
Other	38	903
Total interest-bearing	595,907	1,364,891
Non-interest-bearing:
Other (1)	—	1,506
Total non-interest-bearing	—	1,506
Total deposits	$595,907	$1,366,397

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at December 31, 2022 and 2021 totaled $1.2 trillion and $652.9 billion, respectively. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2022	December 31, 2021
Book value	$27,387,492	$12,116,358
Par value	27,533,665	12,117,846

Weighted average effective interest rate	4.16%	0.05%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2022		December 31, 2021
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$10,016,310	3.05	$14,357,350	0.29
Due after 1 year through 2 years	8,014,590	1.48	2,965,510	1.02
Due after 2 years through 3 years	6,278,940	1.37	5,797,550	0.76
Due after 3 years through 4 years	7,130,600	1.25	3,947,300	0.83
Due after 4 years through 5 years	2,312,540	1.76	6,587,600	1.14
Thereafter	8,249,080	2.35	8,894,940	2.09
Total CO bonds, par value	42,002,060	1.99	42,550,250	0.96
Unamortized premiums	45,535		77,035
Unamortized discounts	(10,165)		(11,268)
Unamortized concessions	(7,174)		(6,746)
Fair-value hedging basis adjustments, net	(2,147,802)		(247,699)
Total CO bonds	$39,882,454		$42,361,572

Consolidated obligations are issued with either fixed-rate or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, such as SOFR or the United States prime rate. To meet the specific needs of certain investors in CO bonds, both fixed-rate and variable-rate CO bonds may contain features that result in complex coupon payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

CO bonds may also be callable. Such bonds may be redeemed in whole or in part, at our discretion, on predetermined call dates according to the terms of the offerings.

The following tables present the par value of our CO bonds outstanding by call features and the earlier of the year of contractual maturity or next call date.

Call Feature	December 31, 2022	December 31, 2021
Non-callable / non-putable	$11,979,560	$20,346,750
Callable	30,022,500	22,203,500
Total CO bonds, par value	$42,002,060	$42,550,250

Year of Contractual Maturity or Next Call Date	December 31, 2022	December 31, 2021
Due in 1 year or less	$37,066,810	$36,028,850
Due after 1 year through 2 years	1,444,590	3,122,510
Due after 2 years through 3 years	770,940	586,550
Due after 3 years through 4 years	804,100	577,300
Due after 4 years through 5 years	268,540	415,100
Thereafter	1,647,080	1,819,940
Total CO bonds, par value	$42,002,060	$42,550,250

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

In addition to CO bonds with fixed-rate or simple variable-rate interest payment terms, step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives and generally contain provisions enabling us to call them at our option on the step-up dates.

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2022	December 31, 2021
Fixed-rate	$36,957,560	$36,717,750
Step-up	2,268,500	898,500
Simple variable-rate	2,776,000	4,934,000
Total CO bonds, par value	$42,002,060	$42,550,250

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

Our required AHP expense in 2022, 2021, and 2020 was $19,876, $10,720, and $10,717, respectively.

Additionally, in 2022, we voluntarily contributed $4,159 to our AHP, which is reported in other expenses.

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2022	2021	2020
Liability at beginning of year	$31,049	$34,402	$38,084
Assessment (expense)	19,876	10,720	10,717
Voluntary contribution	4,159	—	—
Subsidy usage, net (1)	(16,914)	(14,073)	(14,399)
Liability at end of year	$38,170	$31,049	$34,402

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 12 - Capital

We are a financial cooperative whose member and former member institutions (or legal successors) own all of our outstanding capital stock. Former members (including certain non-member institutions that own our capital stock as a result of a merger with or acquisition of a member) own our capital stock solely to support credit products or mortgage loans still outstanding on our statement of condition.

Member shares cannot be purchased or sold except between us and our members or, with our written approval, among our members, at the par value of one hundred dollars per share, as mandated by our capital plan and Finance Agency regulation.

Classes of Capital Stock. Our capital plan divides our Class B stock into two sub-series: Class B-1 and Class B-2. Class B-1 stock is held by our members to satisfy their membership stock requirements, while Class B-2 stock is held to satisfy their activity-based stock requirements. A member's Class B-1 stock is reclassified as B-2 as needed to help fulfill the member's activity-based stock requirement, and the member may be required to purchase additional Class B-2 stock to fully meet that requirement. Any excess stock (i.e., the amount of stock held by a member or former member in excess of the stock ownership requirement for that institution) is automatically classified as Class B-1.

The following table presents the capital stock outstanding by sub-series.

Capital Stock Sub-Series	December 31, 2022	December 31, 2021
Class B-1	$535,345	$931,517
Class B-2	1,587,780	1,314,684
Total Class B	$2,123,125	$2,246,201

Our capital plan also permits the board of directors to authorize the issuance of Class A stock although, as of December 31, 2022, the board of directors had not authorized such issuance. If authorized, a member may elect to purchase Class A stock, rather than Class B-2 stock, to satisfy the member’s activity-based stock requirement, subject to certain restrictions.

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

We are not required to redeem a member's required capital stock until the expiration of the notice of redemption, or until the activity to which the capital stock relates no longer remains outstanding, whichever is later. However, we may repurchase, at our sole discretion, any member's capital stock that exceeds the required minimum amount, subject to significant statutory and regulatory restrictions on our right to repurchase, or obligation to redeem, the outstanding stock. As a result, whether or not a member may have its capital stock repurchased or redeemed will depend, in part, on whether we are in compliance with those restrictions.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the conclusion of the applicable redemption period. However, our capital plan provides that we may charge a cancellation fee to a member that cancels or revokes its withdrawal notice.

Mandatorily Redeemable Capital Stock. When a member withdraws or otherwise attains non-member status, the member's shares are then subject to redemption and become mandatorily redeemable, resulting in a reclassification of the member's capital stock to a liability as MRCS at estimated fair value, which is equal to par value. The following table presents the activity in our MRCS.

MRCS Activity	2022	2021	2020
Liability at beginning of year	$50,422	$250,768	$322,902
Reclassification from capital stock	329,232	4,730	32,791
Redemptions/repurchases	(7,151)	(205,076)	(104,965)
Accrued distributions	—	—	40
Liability at end of year	$372,503	$50,422	$250,768

The following table presents MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2022	December 31, 2021
Past contractual redemption date (1)	$498	$577
Year 1 (2)	10,048	11,835
Year 2	9,872	471
Year 3	19,179	9,873
Year 4	3,674	23,218
Year 5	329,232	4,448
Total MRCS	$372,503	$50,422

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at December 31, 2022 and 2021 includes $9,585 and $11,835, respectively of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products and other obligations are no longer outstanding.

If a member's membership status changes to a non-member during a quarterly dividend period, but not at the beginning or the end of a quarterly period, any dividends for that quarterly period are allocated between distributions from retained earnings for the shares held as capital stock during that period and interest expense for the shares held as MRCS during that period. Therefore, the distributions from retained earnings represent dividends to former members for only the portion of the period that they were members. The amounts recorded to interest expense represent dividends to former members for the portion of that period and subsequent periods that they were not members.

The following table presents the distributions related to MRCS.

	Years Ended December 31,
MRCS Distributions	2022	2021	2020
Recorded as interest expense	$2,140	$2,601	$8,594
Recorded as distributions from retained earnings	2,067	97	40
Total	$4,207	$2,698	$8,634

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

As presented in the following table, we were in compliance with these Finance Agency's capital requirements at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$489,240	$3,781,992	$1,091,337	$3,473,695

Total regulatory capital	$2,891,351	$3,781,992	$2,400,184	$3,473,695
Total regulatory capital-to-assets ratio	4.00%	5.23%	4.00%	5.79%

Leverage capital	$3,614,189	$5,672,988	$3,000,230	$5,210,543
Leverage ratio	5.00%	7.85%	5.00%	8.69%

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2019	$89,813	$(22,437)	$67,376

OCI before reclassifications:
Net change in unrealized gains	47,108	—	47,108
Reclassifications from OCI to net income:
Pension benefits, net	—	(9,082)	(9,082)
Total other comprehensive income (loss)	47,108	(9,082)	38,026

Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains	15,021	—	15,021
Reclassifications from OCI to net income:
Pension benefits, net	—	12,635	12,635
Total other comprehensive income	15,021	12,635	27,656

Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(161,881)	—	(161,881)
Reclassifications from OCI to net income:
Pension benefits, net	—	3,032	3,032
Total other comprehensive income (loss)	(161,881)	3,032	(158,849)

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)

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

This DC plan covers our officers and other employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2022, 2021 and 2020, we contributed a total of $2,742, $2,682, and $2,810, respectively.

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

Our contributions to the DB Plan for the fiscal years ended December 31, 2022, 2021 and 2020 were not more than 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2021, 2020 and 2019, respectively.

Our DB Plan covers our officers and other employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2021. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target which is equal to 100% of the present value of all benefits accrued, utilizing a discount rate calculation methodology prescribed by the 2012 Moving Ahead for Progress in the 21st Century Act ("MAP-21"). Such methodology continued to result in an otherwise higher discount rate at the plan valuation dates, which resulted in a lower funding target and a higher funded status each year. Over time, the favorable impact of MAP-21 may decline. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2022		2021		2020
Net pension cost charged to compensation and benefits expense for the year ended December 31(1)	$7,009		$5,482		$3,211

DB Plan funded status as July 1	119%	(a)	130%	(b)	108%
Our funded status as of July 1	110%		126%		104%

(1)    Includes voluntary contributions for the years ended December 31, 2022, 2021 and 2020 of $6,301, $4,112, and $1,944, respectively.
(a)    The DB Plan's funded status as of July 1, 2022 is preliminary and may increase because the participating employers are permitted to make designated contributions through March 15, 2023 for the plan year ended June 30, 2022. Any such contributions will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year ended June 30, 2023 is filed (no later than April 2024).
(b)    The DB Plan's final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year ended June 30, 2022 is filed (no later than April 2023).

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

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2022	2021	2020
Projected benefit obligation at beginning of year	$50,577	$58,330	$42,719
Service cost	2,127	3,528	2,489
Interest cost	856	1,067	1,086
Actuarial (gain) loss	(1,121)	119	12,551
Benefits paid	(523)	(523)	(515)
Settlements	—	(5,665)	—
Plan amendment	—	(6,279)	—
Projected benefit obligation at end of year	$51,916	$50,577	$58,330

The actuarial (gain) loss includes the impact of the changes in the discount rate, compensation, mortality, demographics and other components used to calculate the projected benefit obligation at December 31 of each year.

The following table presents the key assumptions used in the actuarial calculations of the benefit obligation.

	December 31,
	2022	2021	2020
Discount rate	4.86%	2.29%	1.54%
Compensation increases	5.50%	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases as of December 31, 2022 and 2021 was $41,457 and $36,545, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2022 and 2021 of $46,688 and $55,008, respectively.

The following table presents the components of the net periodic benefit cost for the SERP.

	Years Ended December 31,
	2022	2021	2020
Net periodic benefit cost:
Service cost	$2,127	$3,528	$2,489
Total recognized in compensation and benefits	2,127	3,528	2,489

Interest cost	856	1,067	1,086
Amortization of past service credit	(874)	—	—
Amortization of net actuarial loss	2,785	3,706	3,469
Accelerated amortization of net actuarial loss due to settlements	—	2,769	—
Total recognized in other expenses	2,767	7,542	4,555

Total net periodic benefit cost recognized in income before assessments	4,894	11,070	7,044

Pension benefits recognized in OCI:
Actuarial loss	(1,121)	119	12,551
Amortization of net actuarial loss	(2,785)	(3,706)	(3,469)
Accelerated amortization of net actuarial loss due to settlements	—	(2,769)	—
Past service credit due to plan amendment	—	(6,279)	—
Amortization of past service credit	874	—	—
Net pension benefits recognized in OCI	(3,032)	(12,635)	9,082

Total recognized as net periodic benefit cost	$1,862	$(1,565)	$16,126

The following table presents the key assumptions used in the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2022	2021	2020
Discount rate (1)	2.29%	2.06%	2.55%
Compensation increases	5.50%	5.50%	5.50%

(1)    The discount rate for 2021 was 1.54% for the first six months and 2.06% for the last six months.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the pension benefits reported in AOCI for the SERP.

	December 31, 2022	December 31, 2021
Net actuarial loss	$(21,257)	$(25,163)
Past service credit due to plan amendment	5,405	6,279
Net pension benefits reported in AOCI	$(15,852)	$(18,884)

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2023 is projected to be approximately $4,722.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the form of payment elected by the participant and the actuarial probability of the participant retiring. Actual payments may differ significantly.

For the Years Ending December 31,
2023	$27,927
2024	1,809
2025	2,274
2026	2,452
2027	2,735
2028 - 2032	15,912

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

Traditional net interest income is derived primarily from the spread between the interest income earned on advances and investments and the borrowing costs related to those assets, net interest settlements and changes in fair value related to certain interest-rate swaps, and related premium and discount amortization. Traditional also includes the costs related to holding deposits for members and other miscellaneous borrowings. Mortgage loan net interest income is derived primarily from the spread between the interest income earned on mortgage loans, including the premium and discount amortization, and the borrowing costs related to those loans.

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

The AHP assessments have been allocated to each segment based upon its proportionate share of income before assessments.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

	Year Ended December 31, 2022
	Traditional	Mortgage Loans	Total
Net interest income	$240,361	$50,337	$290,698
Provision for (reversal of) credit losses	—	(74)	(74)
Other income (loss)	20,101	(657)	19,444
Other expenses	97,158	16,436	113,594
Income before assessments	163,304	33,318	196,622
Affordable Housing Program assessments	16,544	3,332	19,876
Net income	$146,760	$29,986	$176,746

	Year Ended December 31, 2021
	Traditional	Mortgage Loans	Total
Net interest income	$229,505	$22,035	$251,540
Provision for (reversal of) credit losses	—	(108)	(108)
Other income (loss)	(33,495)	(324)	(33,819)
Other expenses	96,760	16,465	113,225
Income before assessments	99,250	5,354	104,604
Affordable Housing Program assessments	10,185	535	10,720
Net income	$89,065	$4,819	$93,884

	Year Ended December 31, 2020
	Traditional	Mortgage Loans	Total
Net interest income	$253,683	$9,687	$263,370
Provision for (reversal of) credit losses	—	140	140
Other income (loss)	(52,262)	(3,254)	(55,516)
Other expenses	92,953	16,181	109,134
Income (loss) before assessments	108,468	(9,888)	98,580
Affordable Housing Program assessments (credits)	11,706	(989)	10,717
Net income (loss)	$96,762	$(8,899)	$87,863

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

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
December 31, 2022	$64,597,325	$7,686,455	$72,283,780
December 31, 2021	52,388,469	7,616,134	60,004,603

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. There were no such reclassifications during the years ended December 31, 2022, 2021, or 2020.

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

	December 31, 2022
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$21,161	$21,161	$21,161	$—	$—	$—
Interest-bearing deposits	856,060	856,060	856,019	41	—	—
Securities purchased under agreements to resell	4,550,000	4,550,000	—	4,550,000	—	—
Federal funds sold	3,148,000	3,148,000	—	3,148,000	—	—
Trading securities	2,230,248	2,230,248	—	2,230,248	—	—
AFS securities	12,179,837	12,179,837	—	12,179,837	—	—
HTM securities	4,240,201	4,156,218	—	4,156,218	—	—
Advances	36,682,459	36,468,949	—	36,468,949	—	—
Mortgage loans held for portfolio, net	7,686,455	6,867,904	—	6,859,956	7,948	—
Accrued interest receivable	152,867	152,867	—	152,867	—	—
Derivative assets, net	434,421	434,421	—	921,179	—	(486,758)
Grantor trust assets (2)	53,166	53,166	53,166	—	—	—

Liabilities:
Deposits	595,907	595,907	—	595,907	—	—
Consolidated obligations:
Discount notes	27,387,492	27,387,547	—	27,387,547	—	—
Bonds	39,882,454	38,690,400	—	38,690,400	—	—
Accrued interest payable	162,584	162,584	—	162,584	—	—
Derivative liabilities, net	19,209	19,209	—	2,179,524	—	(2,160,315)
MRCS	372,503	372,503	372,503	—	—	—

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As of December 31, 2022 and 2021, we obtained two or three prices for substantially all of our MBS.

Investment Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trader screen, thus falling under the market approach.

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on market prices when available. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. In limited instances, fair value estimates for derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the LIBOR or EFFR/SOFR curves).

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:
•LIBOR curve or the EFFR/SOFR curve, as applicable, to project cash flows for collateralized interest-rate swaps and the EFFR/SOFR curve only to discount those cash flows; and
•Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

	December 31, 2022
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$2,230,248	$—	$2,230,248	$—	$—
Total trading securities	2,230,248	—	2,230,248	—	—
AFS securities:
U.S. Treasury obligations	4,209,674	—	4,209,674	—	—
GSE and TVA debentures	1,902,703	—	1,902,703	—	—
GSE multifamily MBS	6,067,460	—	6,067,460	—	—
Total AFS securities	12,179,837	—	12,179,837	—	—
Derivative assets:
Interest-rate related	434,371	—	921,129	—	(486,758)
MDCs	50	—	50	—	—
Total derivative assets, net	434,421	—	921,179	—	(486,758)
Other assets:
Grantor trust assets	53,166	53,166	—	—	—
Total assets at recurring estimated fair value	$14,897,672	$53,166	$15,331,264	$—	$(486,758)

Derivative liabilities:
Interest-rate related	$19,107	$—	$2,179,422	$—	$(2,160,315)
MDCs	102	—	102	—	—
Total derivative liabilities, net	19,209	—	2,179,524	—	(2,160,315)
Total liabilities at recurring estimated fair value	$19,209	$—	$2,179,524	$—	$(2,160,315)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2021
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$3,946,799	$—	$3,946,799	$—	$—
Total trading securities	3,946,799	—	3,946,799	—	—
AFS securities:
GSE and TVA debentures	2,697,116	—	2,697,116	—	—
GSE multifamily MBS	6,462,819	—	6,462,819	—	—
Total AFS securities	9,159,935	—	9,159,935	—	—
Derivative assets:
Interest-rate related	220,157	—	106,881	—	113,276
MDCs	45	—	45	—	—
Total derivative assets, net	220,202	—	106,926	—	113,276
Other assets:
Grantor trust assets	62,640	62,640	—	—	—
Total assets at recurring estimated fair value	$13,389,576	$62,640	$13,213,660	$—	$113,276

Derivative liabilities:
Interest-rate related	$12,080	$—	$413,671	$—	$(401,591)
MDCs	105	—	105	—	—
Total derivative liabilities, net	12,185	—	413,776	—	(401,591)
Total liabilities at recurring estimated fair value	$12,185	$—	$413,776	$—	$(401,591)

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2022
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$65,904	$405,973	$471,877
Unused lines of credit (1)	1,026,035	—	1,026,035
Commitments to fund additional advances (2)	454,384	9,966	464,350
Commitments to fund or purchase mortgage loans, net (3)	30,855	—	30,855
Unsettled CO bonds, at par	75,000	—	75,000
Unsettled discount notes, at par	5,000	—	5,000

(1)     Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to 6 months.
(3)    Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Substantially all of these standby letters of credit, including related commitments, range from 3 months to 20 years, although some are renewable at our option. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $12,454 at December 31, 2022. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

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

Pledged Collateral. At December 31, 2022 and 2021, we had pledged cash collateral of $1,849,797 and $515,740, respectively, to counterparties and clearing agents. At December 31, 2022 and 2021, we had not pledged any securities as collateral.

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

Note 18 - Related Party and Other Transactions

We are a financial cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. For more information, see Note 12 - Capital.

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of our members, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2022. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2022	2021	2020
Net capital stock issuances (redemptions and repurchases)	$(33,580)	$7,213	$80,088
Net advances (repayments)	3,850,669	(1,581,708)	346,863
Mortgage loan purchases	17,584	58,830	48,394

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the aggregate balances of capital stock and advances outstanding for directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	December 31, 2022		December 31, 2021
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$49,869	2%	$440,949	19%
Advances	886,191	2%	3,854,856	14%

The composition of directors' financial institutions changed on January 1, 2022, due to changes in board membership resulting from the 2021 director election, and on August 5, 2022 and November 8, 2022 due to director resignations.

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2022 or 2021.

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
CDFI: Community Development Financial Institution
CFI: Community Financial Institution, a Federal Deposit Insurance Corporation-insured depository institution with average total assets below an annually- adjusted limit established by the Finance Agency Director based on the Consumer Price Index
CFPB: Bureau of Consumer Financial Protection
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
MVE: Market Value of Equity
NEO: Named Executive Officer
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income (Loss)
PFI: Participating Financial Institution
PMI: Primary Mortgage Insurance
S&P: Standard & Poor's Rating Service

SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
SERP: Collectively, the 2005 FHLBank of Indianapolis Supplemental Executive Retirement Plan, as amended, and the FHLBank of Indianapolis Supplemental Executive Retirement Plan, frozen effective December 31, 2004
SETP: Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated
SMI: Supplemental Mortgage Insurance
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for the purchase or sale of MBS at a future agreed-upon date for an established price
TVA: Tennessee Valley Authority
UPB: Unpaid Principal Balance
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

As of December 31, 2022, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. For Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Item 8. Financial Statements and Supplementary Data.

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

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency order issued June 1, 2022 provides that we have 15 seats on our board of directors for 2023, consisting of five Indiana member directors, three Michigan member directors, and seven independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2022 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

Finance Agency regulations require each FHLBank to develop, implement, and maintain policies and procedures to ensure, to the maximum extent possible in balance with financially safe and sound business practices, the consideration of minorities, women, and individuals with disabilities for employment, and consideration of minority-, women-, and disabled-owned businesses to be engaged for all business and activities. In particular, those regulations require our policies and procedures to (among other things) encourage the consideration of diversity in nominating or soliciting nominees for positions on our board of directors.

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

Before nominating an individual for an independent directorship, other than for a public interest directorship, our board must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. Pursuant to the Bank Act and Finance Agency regulations, the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee, which performs certain functions for our board that are similar to those of a board nominating committee with respect to the nomination of candidates for election as independent directors. The application form is available on our website at www.fhlbi.com, by clicking on "About," "Board of Directors" and "Become a Board Member." Our members may also nominate independent director candidates. The conclusion that an independent director nominee may qualify to serve as a director is based upon the nominee's satisfaction of the eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board then submits the slated independent director candidates to the Finance Agency for review and comment. Once the Finance Agency has accepted candidates for the independent director positions, we hold a district-wide election for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

2022 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2022 was the fourth quarter election of one Michigan member director and one Indiana member director. No meeting of the members was held with regard to the 2022 election. The 2022 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Board of Directors Vacancies. Vacancies on our board of directors are filled by a majority vote of the remaining directors. The term of any such filled directorship is the unexpired term of office of the vacant directorship. Any individual so elected must satisfy the eligibility requirements applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, we must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility. We must also verify the qualifications of any potential independent director. Before electing an independent director, we must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board. Promptly following an election to fill a vacancy on the board, we must send a notice to our members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and, for member directors, the voting state that the director represents.

Directors Information. Our directors are listed in the table below:

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Karen F. Gregerson, Chair (1)	62	1/1/2013	12/31/2024	Member (IN)
Robert M. Fisher, Vice Chair (1)	62	1/1/2019	12/31/2026	Member (MI)
Michael E. Bosway	64	1/1/2022	12/31/2025	Independent
Clifford M. Clarke	59	1/1/2021	12/31/2024	Member (IN)
Charlotte C. Decker	58	1/1/2017	12/31/2024	Independent
Perry G. Hines	60	1/1/2022	12/31/2025	Independent
Robert D. Long	68	4/24/2007	12/31/2023	Independent
Michael J. Manica	74	1/1/2016	12/31/2023	Member (MI)
Larry W. Myers	64	1/1/2018	12/31/2025	Member (IN)
Christine Coady Narayanan (2)	59	1/1/2008	12/31/2023	Independent
Sherri L. Reagin	56	1/1/2022	12/31/2025	Member (IN)
Todd E. Sears (2)	54	1/1/2021	12/31/2024	Independent
Ryan M. Warner	66	1/1/2023	12/31/2026	Member (IN)

(1)    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 18, 2022, our board elected Ms. Gregerson as Chair and Mr. Fisher as Vice Chair for 2023-2024.
(2)    Ms. Narayanan and Mr. Sears have been designated public interest directors.

There are two open seats on our board: a Michigan member seat with a term expiration of December 31, 2023 (previously held by Brian D.J. Boike, who resigned from the board on November 8, 2022) and an independent director seat with a term expiration of December 31, 2024 (previously held by Lisa D. Cook, who resigned from the board on May 12, 2022.) We expect the board will fill these vacancies with successor directors whose service will commence during the second quarter of 2023.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Karen F. Gregerson joined the board in 2013, and currently serves as Chair. Ms. Gregerson is the President and CEO of The Farmers Bank in Frankfort, Indiana, and President of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to each of those positions in 2016. She is also a director of both entities. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she held beginning in 1997. She also serves as a member of the board of directors of the Indiana Statewide Certified Development Corporation. Ms. Gregerson holds a bachelor of science degree in accounting from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology. She is a CPA. The board of directors has determined that Ms. Gregerson is an Audit Committee Financial Expert due primarily to her experience as a director, CEO and Chief Financial Officer of a commercial bank and as a CPA.

Robert M. Fisher joined the board in 2019 and currently serves as Vice Chair. Mr. Fisher is President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and has held that position since 2018. He also serves as the Vice Chair and Secretary of that bank's board of directors, and is the President and Secretary of Lake Financial Holding Company, Baldwin, Michigan, its bank holding company. Prior to 2018, Mr. Fisher served as President - Chief Operating Officer of Lake-Osceola State Bank since 2005. Mr. Fisher is Chair of the board of Baldwin Family Health Care, a community healthcare program, where he has served as Chair for the past 12 years. Mr. Fisher holds a bachelor of business leadership degree from Baker College. The board of directors has determined that Mr. Fisher is an Audit Committee Financial Expert due primarily to his experience as President - CEO and Chief Operating Officer of a commercial bank.

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

Clifford M. Clarke has served as the board Vice Chair of Three Rivers Federal Credit Union in Fort Wayne, Indiana, since 2020, and as a director of the credit union since 2012. Mr. Clarke is the founder, Principal Consultant, and President of C2 IT Advisors LLC, a strategic information technology consulting firm formed in 2008. He also served as the Chief Information Officer of the Public Technology Institute, a national nonprofit organization advising local municipal executives on technology, research, and best practices, located in Washington, DC, from 2009-2020. He also serves as a Director for Indiana Tech in Fort Wayne, Indiana. Previously, Mr. Clarke served as the Executive Director in the Office of Information Technology of Ivy Tech Community College, Fort Wayne, Indiana from 2010-2019. He has previously served as board Chair of Big Brothers Big Sisters Northeast Indiana and Leadership Fort Wayne. He is on the Fort Wayne Black Chamber of Commerce and previously served as its board president. Mr. Clarke holds a bachelor of science degree in data science and a master of business administration degree, each from Indiana Institute of Technology, where he is pursuing a PhD in global leadership. Mr. Clarke holds several professional certifications including CRISC, CGEIT, CISM, CSSGB, and PMP.

Charlotte C. Decker served as Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, from December 2014 through January 2022. She is a director of Quaker Chemical Corporation (also known as Quaker Houghton), a chemicals company whose board of directors she joined in 2020. Ms. Decker previously served as a Senior Consultant for Data Consulting Group, an information technology consulting services company in Detroit, Michigan, from 2014 through 2015. Prior to that, she was Vice President - Chief Technology Officer for Auto Club Group of Michigan, an insurance and financial services company in Dearborn, Michigan, from 2008-2014. She was a Director of Global Computing for General Motors Corporation in Detroit, Michigan, from 2004-2007. Ms. Decker also held various information technology leadership positions at Borders Group (2000-2004) and Ford Motor Company (1986-2000). Ms. Decker holds a bachelor of science degree in computer engineering, a master of science degree in computer engineering, and a master of business administration degree in corporate strategy, each from the University of Michigan.

Perry G. Hines is the President and CEO of The Hines Group, a data driven consulting firm operating as an advisor to businesses and non-profit organizations, a position he has held since 2007. Mr. Hines has served as the Chief Development Officer of Wheeler Mission in Indianapolis, Indiana since May 2021 and has been named President and CEO effective in March 2023. Previously, he served as the Director of Advancement for the Covenant Christian Schools of Indianapolis, Inc. from 2017–2021. Prior to such position, he served as the Director of Development for the Shepherd Community Center from 2015–2017. From 2002-2007, he served as the Senior Vice President – Chief Marketing Officer and Communications Officer of Irwin Mortgage Corporation, a division of Irwin Financial Corporation headquartered in Columbus, IN. During his tenure, he also oversaw the Irwin Mortgage Corporation Foundation, which provided grant dollars to organizations engaged in providing affordable housing to communities pursuant to the Community Reinvestment Act. Mr. Hines currently serves as an independent director on the Board of Horace Mann Educators Corporation, a financial services company that provides educators and administrators with insurance and retirement solutions, where he has served since 2018. Mr. Hines is also currently a member of the Board of Directors for the Indiana University Lilly Family School of Philanthropy. Mr. Hines previously served on the Goodwill Foundation of Central & Southern Indiana board of directors from 2016-2022. Mr. Hines holds a bachelor of arts degree in journalism and government from Western Kentucky University, a master of business administration degree in marketing from the University of Minnesota Carlson School of Business, and is a certified fund-raising manager from the Indiana University Lilly School of Philanthropy.

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

Larry W. Myers is the President and CEO of First Savings Financial Group, Inc., a bank holding company, and its banking subsidiary, First Savings Bank, in Clarksville, Indiana, and has held those positions since 2009 and 2007, respectively. Previously he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 35 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as Chair of the Indiana Bankers Association, currently serves as a director on the Board of the American Bankers Association and its FHLBank Committee. He additionally serves as an Advisory Director for the Community Depository Institutions Advisory Council of the Federal Reserve Bank of St. Louis from 2013-2015. Mr. Myers holds a bachelor of science degree and a master of business administration degree, both from the University of Kentucky. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

Christine Coady Narayanan is the President and CEO of Opportunity Resource Fund, a U.S. Treasury-certified CDFI with offices in Lansing, Grand Rapids, and Detroit, Michigan, having served in that position since 2004. Opportunity Resource Fund is a non-profit CDFI that provides social impact investment opportunities for individuals and corporations throughout Michigan and engages in lending for affordable housing and community development purposes. Ms. Narayanan has held various positions with the Opportunity Resource Fund and its predecessor organization since 1989, and served as its Executive Director from 1997-2004. She also serves as Chair of the Board of the Detroit CDFI Coalition and Secretary of the Board of the Michigan CDFI Coalition. She holds a bachelor of arts degree from Spring Arbor University. Ms. Narayanan is a graduate of the National Internship in Community Economic Development and Michigan Municipal League's Elected Officials Academy and has completed certification through the Indiana University Center of Philanthropy. She holds a Certificate of Strategic Perspectives in Nonprofit Management from the Harvard Business School’s Executive Education.

Sherri L. Reagin is Executive Vice President and Chief Operations Officer of the North Salem Bank in North Salem, Indiana, where she previously served as Executive Vice President and Chief Financial Officer from October 2011 through February 2023. Ms. Reagin was elected as a Director of the North Salem State Bank in September 2022. She also serves as the Investment Officer and Board Member of NSSB Investments, Inc., a position she has held since 2013. She serves as the national representative for community banks on the U.S. Coin Task Force, a group selected by the Federal Reserve to address the coin circulation challenges resulting from the pandemic. Ms. Reagin served as a member of the Independent Community Bankers of American Payments and Operations Committee from 2017 until March 2023 when she will transition off that committee and begin her service as the Federal Delegate for the State of Indiana by the Independent Community Bankers of America. Ms. Reagin serves as Treasurer of the Hendricks County Community Foundation. Ms. Reagin holds a bachelor’s degree in human resources and management from Indiana University and a Certificate of Executive Leadership from the University of Wisconsin-Madison’s Graduate School of Banking. She is a CPA. The board of directors has determined that Ms. Reagin is an Audit Committee Financial Expert due primarily to her experience as a Chief Financial Officer of a commercial bank.

Todd E. Sears is the Chief Investment Officer and Chief Financial Officer of Valeo Financial Advisors, a registered investment advisor based in Indiana, a position he has held since 2022. He was previously the Executive Vice President of Research, Policy and Strategy at Kittle Property Group, Inc. (formerly Herman & Kittle Properties, Inc.), in Indianapolis, Indiana, a national multifamily housing property developer, having served in that position since 2021. Prior to that appointment, he served as Executive Vice President from 2018-2021, after serving as Executive Vice President - Portfolio Management and Analysis beginning in 2014. He joined Kittle Property Group Inc. in 2005. Since 2017, Mr. Sears has served as an adjunct professor of real estate finance at Butler University. He previously served on our Affordable Housing Advisory Council from 2012-2018. He is the founder of Pyxso, LLC, a consulting firm through which he has provided advisory services to not-for-profit companies since 2011. Mr. Sears holds a bachelor of science degree in finance from Indiana University, Bloomington, Indiana, and a master of arts degree in economics from Indiana University, Indianapolis, Indiana. Mr. Sears is a CFA® charterholder and holds a Chartered Alternative Investment Analyst designation. The board of directors has determined that Mr. Sears is an Audit Committee Financial Expert due primarily to his CFA® and Chartered Alternative Investment Analyst designations, his experience serving as a Chief Financial Officer, and his educational background.

Ryan M. Warner is Chairman of Bippus State Bank in Huntington, Indiana, and has held that position since 2019. He also serves on the Board of the Bippus State Corporation, its bank holding company. Previously, Mr. Warner served as President - CEO and a director of that bank since 1987. He has been employed by that bank since 1977. Mr. Warner previously served as one of our directors from 2017-2020. Mr. Warner previously served as a member of the Huntington County Economic Development board of directors from 2012-2021. Mr. Warner holds an associate degree in accounting from International Business College, and a Certificate of Banking from the Graduate School of Banking program at the University of Wisconsin - Madison.

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

The following table presents the committees on which each director serves as of the filing date of this Form 10-K, as well as whether the director is the Chair (C), Vice Chair (VC), member (x), alternate (A), or Ex-Officio member (EO).

Name	Affordable Housing	Audit	Executive/ Governance	Finance/Budget	Human Resources	Risk Oversight	Technology
Karen F. Gregerson, Chair	EO	EO	C	EO	EO	EO	EO
Robert M. Fisher, Vice Chair			VC	X	X
Michael E. Bosway				X		VC	X
Clifford M. Clarke	X		A		X		VC
Charlotte C. Decker		X	X				C
Perry G. Hines	VC				X	X
Robert D. Long		C	X				X
Michael J. Manica	X		X	C
Larry W. Myers		X	X	VC		C
Christine Coady Narayanan	X		X		C
Sherri L. Reagin		VC		X		X
Todd E. Sears	C		X			X	X
Ryan M. Warner		X		X	VC	X

It has been the practice of the board of directors to not appoint any director as Chair of more than one committee.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors for 2022:

Robert D. Long, Chair, independent director
Jeffrey G. Jackson, Vice Chair*
Charlotte C. Decker, independent director
Karen F. Gregerson
Larry W. Myers
Sherri L. Reagin*
Todd E. Sears, independent director
Dan L. Moore, Ex-Officio Voting Member

* Ms. Reagin was appointed as Audit Committee Vice Chair in July 2022 in anticipation of Mr. Jackson's resignation from the Board in August 2022.

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors. The Audit Committee charter is available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. Furthermore, the Audit Committee oversees the programs, policies, and systems of the Bank designed to ensure the integrity and reliability of Bank operations and technology, including cybersecurity. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in any investigation.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. In addition, during 2022, the Audit Committee met 13 times and among other duties:

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

The Bank is one of 11 regional FHLBanks across the United States which, along with the Office of Finance, compose the FHLBank System. Each FHLBank operates as a separate entity with its own management, employees, board of directors, and shareholders and each is regulated by the Finance Agency. The Office of Finance has responsibility for the issuance of consolidated obligations on behalf of the FHLBanks, and for publishing combined financial reports of the FHLBanks. Accordingly, the FHLBank System has determined that it is optimal to have the same independent auditor to coordinate and perform the separate audits of the financial statements of each FHLBank and the FHLBanks' combined financial reports. The FHLBanks and the Office of Finance cooperate in selecting, setting the compensation of, and evaluating the performance of the independent auditor, but the responsibility for the appointment of and oversight of the independent auditor remains solely with the Audit Committee of each FHLBank and the Office of Finance.

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

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2022.

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

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.

Audit Committee Financial Experts. On March 18, 2022, our board of directors determined that Audit Committee Chair Robert D. Long, Audit Committee Vice Chair Jeffrey G. Jackson, and Audit Committee members Karen F. Gregerson, Larry W. Myers, Todd E. Sears, and Sherri L. Reagin were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

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

Name	Age	Position
Cindy L. Konich (1)	66	President - Chief Executive Officer ("CEO")
Brendan W. McGrath (2)	45	Executive Vice President - Chief Risk Officer ("CRO")
Deron J. Streitenberger (3)	55	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare (4)	69	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (5)	58	Senior Vice President - Treasurer
Shaun H. Clifford (6)	62	Senior Vice President - General Counsel and Chief Compliance Officer (Ethics Officer)
Kristina L. Cunningham (7)	47	Senior Vice President - Senior Director of Compliance & Operational Risk Analysis
Christopher Dawson (8)	46	Senior Vice President - Chief Information Officer ("CIO")
Jonathan W. Griffin (9)	52	Senior Vice President - Chief Business Development Officer
Kania D. Lottie (10)	41	Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer (Ethics Officer)
Gregory J. McKee (11)	49	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr. (12)	66	Senior Vice President - Chief Accounting Officer
Mary Beth Wott (13)	58	Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer

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

(10)    Ms. Lottie was promoted to Senior Vice President - Chief Human Resources and Diversity & Inclusion Officer in July 2019, which position was redesignated as Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer in September 2020. Previously, she had been appointed First Vice President - Director of Human Resources and Diversity & Inclusion in November 2018, after having been appointed First Vice President - Director of Human Resources effective January 2018. Ms. Lottie was appointed Vice President - Director of Human Resources effective January 2016. Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana. She also holds SPHR and SHRM-SCP certifications.
(11)    Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015. Mr. McKee holds an MBA and is a CPA.
(12)    Mr. Short was appointed Senior Vice President - Chief Accounting Officer in August 2009. Mr. Short holds an MBA and is a CPA.
(13)    Ms. Wott was appointed to Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer in August 2021. Previously Ms. Wott served as Senior Vice President - Community Investment Officer effective July 2019, after having been appointed First Vice President - Community Investment Officer in July 2013. Ms. Wott holds an MBA.

Code of Ethics and Codes of Conduct

We have a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our principal executive officer, our principal financial officer, and our principal accounting officer ("Senior Financial Officers"). The Code of Ethics sets forth the obligations of the Senior Financial Officers related to honest and ethical conduct; full, fair, accurate, timely, and understandable disclosures; compliance with applicable laws, rules and regulations; prompt internal reporting of Code of Ethics violations; and accountability for adherence to the Code of Ethics. The Bank intends to post information regarding any amendments to, or waivers from, its Code of Ethics on its website. Additionally, we have a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council Members, a Code of Conduct and Conflict of Interest Policy for Directors and a Code of Conduct and Conflict of Interest Policy for Employees and Contractors (collectively, the "Codes of Conduct").

The Codes of Conduct and the Code of Ethics are available on our website at www.fhlbi.com, by selecting "About" and then "Corporate Governance." Interested persons may also request a copy of the Codes of Conduct and the Code of Ethics by contacting us, Attention: General Counsel, Federal Home Loan Bank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Compensation Committee Interlocks and Insider Participation

The Human Resources Committee ("HR Committee") is a standing committee that serves as our board of directors' compensation committee. It is comprised solely of directors. During the year ended December 31, 2022:
•directors Fisher, Reagin, Boike, Bosway, Clarke, Gregerson, and Hines were members of the HR Committee, with director Moore serving in ex-officio capacity;
•none of those directors was, or has at any time been, a Bank officer or employee;
•none of those directors had any relationship that would be disclosable under Item 404 of SEC Regulation S-K; and
•none of our executive officers has served on any board of directors or compensation committees of any entities whose executive officers served on the HR Committee.

Compensation Committee Report

On March 9, 2023, the HR Committee reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

The members of the HR Committee are:
•Christine Coady Narayanan, Chair
•Ryan M. Warner, Vice Chair
•Clifford M. Clarke,
•Robert M. Fisher,
•Perry G. Hines, and
•Karen F. Gregerson, ex officio.

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our NEOs, we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers (as defined in SEC rules) and employees other than the NEOs. The NEOs consist of (i) our principal executive officer, who is our CEO, (ii) our principal financial officer, who is our CFO, and (iii) our other three most highly compensated executive officers determined by the sum of salary, non-equity incentive compensation, and all other compensation (but excluding change in pension value and non-qualified deferred compensation earnings) for the year ended December 31, 2022. Our NEOs are:

•Cindy L. Konich, CEO
•Gregory L. Teare, CFO
•Brendan W. McGrath, CRO
•Deron J. Streitenberger, CBOO
•Christopher S. Dawson, CIO

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (six times in 2022) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank. The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (six times in 2022) and reports its recommendations to the board.

Finance Agency Oversight of Executive Compensation.

Bank Act and Finance Agency Executive Compensation Rule. The Finance Agency provides oversight of FHLBank compensation, which influences compensation decisions impacting the NEOs. Aspects of this oversight include:
•the Director of the Finance Agency's authority to prevent the FHLBanks from paying compensation to executive officers that is not "reasonable and comparable" to compensation paid at institutions of similar size and function for similar duties and responsibilities;
•a Finance Agency rule on executive compensation which, among other provisions, requires us to provide information to the Finance Agency for review and non-objection concerning all compensation actions impacting NEOs; and
•a Finance Agency rule on golden parachute payments, under which the Finance Agency may limit or prohibit certain payments to NEOs, particularly if such payments may be made in connection with the termination of an NEO.

The Finance Agency has also issued an advisory bulletin setting forth certain principles on executive compensation. These principles provide that executive compensation should be: comparable to similar positions at comparable institutions; consistent with sound risk management; and tied to longer-term performance and outcome indicators with a percentage to be deferred accordingly. These principles have been incorporated into the development, implementation, and review of compensation policies and practices for the NEOs.

Compensation Philosophy and Objectives. In 2022, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive compensation and benefits package that will enable us to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders in alignment with the Bank's diversity, equity, and inclusion objectives. We desire to be competitive and forward-thinking while maintaining the Bank's safety and soundness. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors regularly reviews these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency directives. As a cooperative, we are not able to offer equity-based compensation, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs and senior management, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to Ms. Konich, Mr. Teare, and Mr. McGrath) or additional non-elective contributions (with respect to Mr. Streitenberger and Mr. Dawson) and other retirement benefits (to all NEOs). This approach generally will lead to a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

Role of the Executive/Governance and HR Committees in Setting Executive Compensation. The Executive/Governance and HR Committees intend that our executive compensation program be aligned with our Bank-wide short-term and long-term business objectives and focus executives' efforts on fulfilling these objectives. The Executive/Governance Committee reviews the CEO's performance and researches and recommends the CEO's salary to the board of directors. The CEO determines the salaries of the other NEOs, generally after consulting with the HR Committee, as discussed below. The HR Committee recommends, for approval by the board, the percentage of salary increases that will apply to merit and promotional or internal pay equity adjustments for each year's budget. The retirement benefit plans that will be offered, and any material changes to those plans from time to time, are approved by the board after review and recommendation by the HR Committee. The HR Committee also recommends the goals, payouts and qualifications for both the annual incentive awards and the deferred incentive awards for the board's review and approval.

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 20, 2023. Those charters are available on our website www.fhlbi.com by selecting "About" and then selecting "Corporate Governance."

Role of Compensation Consultants in Setting Executive Compensation. For each of the last 12 years, McLagan Partners, Inc. ("McLagan"), an Aon plc company, has been engaged to work with the HR Committee to evaluate the Bank's compensation for certain positions, including the NEOs' positions, as we seek to maintain compensation that is reasonable and competitive.

The evaluation uses the competitor groups identified by McLagan. The competitor groups are comprised of selected firms that participated in McLagan's Financial Industry Salary Survey. The firms included in the competitor groups can change year-to-year, based on changes in the composition of the McLagan survey participants, changes in financial metrics of firms that participated in the survey for that year, and McLagan's analysis.

As a guideline, McLagan considers compensation for a role within 15 percent of the correlating positions at the competitor groups to be within the competitive market range. We consider this general range along with our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy in setting compensation.

For 2022, McLagan's competitor groups consisted of three peer groups. The first peer group is comprised of the 10 other FHLBanks. The positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of a number of large financial institutions and regional commercial banks, as well as the Federal Reserve Banks. There are 85 institutions in the second peer group. The positions used from the large financial institutions and regional commercial banks include the divisional/functional heads, rather than the overall head of the bank, to account for the difference in scale of activities at such institutions compared to an FHLBank (e.g., Head of Corporate Banking is used, rather than a large financial institution's or regional bank's CEO, as the appropriate comparison to the FHLBank's CEO). While the positions from the large financial institutions and regional/commercial banks capture the functional responsibility of our positions, they do not capture the executive responsibility that exists at the Bank.

AIB	Federal Reserve Banks*	OneMain Financial
Ally Financial Inc.	Fifth Third Bank	Pinnacle Financial Partners, Inc.
Arvest Bank	First Citizens Bank - NC	PNC Bank
Associated Bank	First National Bank of Omaha	Rabobank
Australia & New Zealand Banking Group	First Republic Bank	Regions Financial Corporation
Bank of America	Freddie Mac	Royal Bank of Canada
Bank of New York Mellon	Frost Bank	Sallie Mae
Bank of Nova Scotia	Hancock Whitney Bank	Santander Bank, NA
Bank of the West	Helaba Landesbank Hessen-Thuringen	Signature Bank - NY
BMO Financial Group	HSBC	Societe Generale
BNP Paribas	Huntington Bancshares, Inc.	Standard Chartered Bank
BOK Financial Corporation	ICBC Financial Services	State Street Corporation
Brown Brothers Harriman	ING	Sterling National Bank
Capital One	JP Morgan Chase	Sumitomo Mitsui Trust Bank
CIBC World Markets	KBC Bank	SVB Financial Group
Citigroup	KeyCorp	Synovus Financial Corporation
Citizens Financial Group	Lloyds Banking Group	TD Securities
City National Bank	M&T Bank Corporation	Texas Capital Bank
Comerica	Macquarie Bank	Truist
Commerce Bank	MUFG Bank, Ltd.	U.S. Bancorp
Commerzbank	National Australia Bank	UMB Financial Corporation
Commonwealth Bank of Australia	Natixis	Valley National Bancorp
Crédit Agricole CIB	NatWest	Webster Bank
Credit Industriel et Commercial – N.Y.	Nomura Securities	Wells Fargo Bank
East West Bancorp, Inc.	Nord/LB	Zions Bancorporation
Fannie Mae	Northern Trust Corporation

*Includes the Federal Reserve Banks of Atlanta, Boston, Cleveland, Kansas City, Minneapolis, New York, Richmond, San Francisco, and St. Louis.

The third peer group consists of publicly-traded regional/commercial banks with assets of $10 billion to $20 billion. There are 27 banks in the third peer group. The positions used from this peer group include the NEOs reported in their proxy statements, which capture the executive responsibilities encompassed in our positions.

Apple Financial Holdings	FB Financial Corporation	Northwest Bank - PA
Bank of North Dakota	First Financial Bancorp - OH	OceanFirst Bank
Banner Bank	First Interstate BancSystem, Inc.	PlainsCapital Bank
Berkshire Bank	First Merchants Corporation	Provident Financial Services
Bremer Financial Corporation	First United Bank - OK	Renasant Corporation
Community Bank System, Inc.	Heartland Financial USA, Inc.	Sandy Spring Bank
Customers Bank	Independent Bank - TX	TowneBank
CVB Financial Corp.	Mechanics Bank	TriState Capital Bank
Enterprise Financial Services Corp.	NBT Bancorp Inc.	Washington Trust Bank

The positions selected by McLagan from the competitor groups collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy, as discussed above.

Role of the Named Executive Officers in the Compensation Process. The NEOs may assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by management, the board or the HR Committee. The Human Resources department assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board. Senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the Finance/Budget Committee and by the board when establishing the goals and anticipated payout terms for the incentive compensation plan. The CRO oversees the Enterprise Risk Management department's review, from a risk perspective, of the incentive compensation plan's risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee and the Executive/Governance Committee review our policies and practices of compensating our employees, including non-executive officers, and have determined that none of these policies or practices result in any risk that is reasonably likely to have a material adverse effect on the Bank. Further, based on such reviews, the HR Committee and the Executive/Governance Committee believe that our plans and programs contain features that reduce the likelihood of employees taking excessive risks relating to the compensation-related aspects of their duties. In addition, the material plans and programs operate within a strong governance, review and regulatory structure that serves and supports risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2022 consisted of:

(1)    base salaries;
(2)    annual and deferred incentive opportunities;
(3)    retirement benefits;
(4)    perquisites and other benefits; and
(5)    potential payments upon termination or change in control.

The board of directors has structured the compensation programs to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Internal Revenue Code Section 409A, and such benefits do not comply with Internal Revenue Code Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. The Key Employee Severance Agreement ("KESA") between our Bank and our CEO contains provisions that "gross-up" certain benefits paid thereunder in the event she should become liable for an excise tax on such benefits. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

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

The CEO's base salary is established annually by the board after review and recommendation by the Executive/Governance Committee. Our board has concluded that the level of scrutiny to which the base salary determination for the CEO is subjected is appropriate in light of the nature of the position and the extent to which she is responsible for the overall performance of our Bank. In setting the CEO's base salary, the Executive/Governance Committee and the board have discretion to consider a wide range of factors, including the overall performance of our Bank, the CEO's individual performance, her tenure, and the amount of her base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Although a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and the board also consider the amount and relative percentage of the CEO's total compensation that is derived from her base salary. In light of the variety of factors that are considered, the Executive/Governance Committee and the board have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and the board consider all the factors as a whole, including data and recommendations from McLagan.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the CEO, who has discretion to consider a wide range of factors including competitive benchmark data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our Competitor Groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the CEO also considers the amounts and relative percentages of the NEOs' total compensation that are derived from their base salaries, including data and recommendations from McLagan.

The NEOs’ base salaries for 2022 were effective January 1, 2022 and are presented in the Summary Compensation Table.

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

The current incentive compensation plan, which was originally adopted by the board effective January 1, 2012 and has been amended and restated from time to time ("Incentive Plan"), provides incentive compensation opportunities for all employees. The Incentive Plan provides cash award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees, including the NEOs, and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any eligible employee hired before October 1 of a calendar year becomes a participant in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's CEO, an EVP, or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with us containing certain non-solicitation and non-disclosure provisions.

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs) may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2020, 2021 or 2022. The board establishes maximum awards under the plan before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, long-term disability insurance payments paid for the current or a prior year, overtime, or hours paid under the Bank's paid-time-off policies.

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

2022 Annual Award (Paid in 2023). The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2022 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

Effective January 1, 2022, the board of directors established Annual Award Performance Goals for 2022 for Level I Participants relating to specific mission goals for financial performance and operational efficiency; member activity; Enterprise Risk Management ("ERM"); Diversity, Equity & Inclusion; and operational excellence. The weights and specific achievement levels for each 2022 mission goal are presented below.

2022 Mission Goals	Weighted Value		Performance Levels			Actual Result	Achievement Percentage	Weighted Average Achievement
	Bank (1)	ERM	Threshold	Target	Maximum			Bank (1)	ERM
Financial Performance and Operational Efficiency
Profitability (2)	35%	25%	323 bps	334 bps	379 bps	513 bps	100%	35.0%	25.0%
Member Activity
Member Education and Outreach (3)	20%	10%	75% of all members	85% of all members	90% of all members	93%	100%	20.0%	10.0%
Fee Income Increase (4)	10%	5%	5.0%	10.0%	20.0%	31.0%	100%	10.0%	5.0%
CIP Advances Originated (5)	5%	5%	$37.5m	$75m	$150m	$519.9m	100%	5.0%	5.0%
Enterprise Risk Management
ERM objectives (6)	10%	35%	1	2	3	3	100%	10.0%	35.0%
Diversity, Equity, and Inclusion
DEI quantitative goals (7)	10%	10%	10 of 19	13 of 19	16 of 19	17	100%	10.0%	10.0%
Operational Excellence
Member Facing Technology - Phase 2 objectives (8)	5%	5%	1	2	3	3	100%	5.0%	5.0%
Automation First Strategy objectives (9)	5%	5%	1	2	3	4	100%	5.0%	5.0%
Total	100%	100%						100.0%	100.0%
(1)    For all NEOs other than the CRO. The CRO's weighted average achievement percentages are presented under the ERM column.
(2)    For purposes of this goal, profitability is defined as the Bank’s core net income, as defined below, as a percentage of average total regulatory capital stock, in excess of the Bank's weighted average cost of funds. Core net income is reduced by the portion of net income to be added to restricted retained earnings under the Joint Capital Enhancement Agreement dated August 5, 2011, as amended, by and among the Federal Home Loan Banks and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and Advance prepayment fees received in cash on unswapped Advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. This goal assumes no material change in investment authority under the FHFA's regulation, policy, directive, guidance, or law.
(3)    Member education and outreach events for purposes of achievement include symposia, conferences, workshops, webinars, educational events, presentations at trade conferences, presentation to member Boards of Directors or Committees thereof or to management committees, in-person joint presentations to members and other events where Bank outreach staff (Account Managers, Senior Officers, CID Outreach Partners or Subject Matter Experts) educate, present, or engage Bank member representatives about Advances, MPP, the Bank’s community investment products and activities, industry trends, and other products and services. Status and reporting on this Goal and its attainment will be supported by the Bank’s Customer Relationship Management (CRM) system. Achievement towards this goal will be calculated by dividing the number of members that participated in one of the above events (defined as a member at the time of participation in the event) during the calendar year by the simple average of the total number of members of the Bank as of the end of each month of 2022.

(4)    Fee income consists of fees earned on Bank products and services, including letters of credit, lines of credit, participation in MPP by other Federal Home Loan Banks, safekeeping services, correspondent services, and other products and services as may be approved by the board from time to time. The goal is defined as the percentage increase in the total fee income relative to total fee income earned in 2021.
(5)    "CIP" means Community Investment Program. "CIP Advances" are newly originated Community Investment Cash Advances, including CIP and other qualifying Advances and CIP qualified letters of credit, provided in support of targeted projects as defined in 12 C.F.R. Part 1291 and the Federal Home Loan Bank Act.
(6)    The criteria and milestones to successfully complete each objective will be reviewed and approved by the Risk Committee. Status and reporting of this goal, and its attainment, will be provided in writing to the Risk Committee. The Enterprise Risk Management Excellence objectives are:
Objective #1: Liquidity Risk Measurement & Reporting. ERM will expand its measurement, monitoring, and reporting of liquidity risk for Risk Committee and Risk Oversight Committee reporting. A proposal for expanded measurement and reporting, including any additional limits or key-risk indicators if applicable, will be presented to and reviewed by the Risk Committee and put into production prior to December 31, 2022.
Objective #2: Non-Parallel Risk Management & Reporting. ERM will develop a methodology to enhance and expand its measurement, monitoring, and reporting of non-parallel changes in the term structure of rates and related impacts to the Bank's market value of equity or other metrics. A proposal for the methodology and expanded measurement and reporting will be presented to and reviewed by the Risk Committee by December 31, 2022.
Objective #3: Climate Risk. Establishment of climate change risk definition, governance and roadmap by December 31, 2022. ERM, in collaboration with the Risk Committee and Bank management, will establish a governance body related to climate change risk. The governance body will consist of key stakeholders from across the Bank, and ERM will facilitate the establishment of a key point-of-contact for climate change risk governance. Additionally, ERM, in collaboration with the climate change risk governance body, will develop a climate change risk roadmap in order to outline the Bank's climate change risk framework and goals. The roadmap is to serve as a living document and will include details on governance, responsibilities across the organization, risk identification and mitigants, policy considerations, along with forward-looking plans and goals related to the Bank's climate change risk strategy. The roadmap will be presented to and reviewed by the Risk Committee by December 31, 2022.
(7)    This includes any strategies with a quantitative target, of which there are 19, as outlined in the 2022-2024 DEI Strategic Plan (as approved by the Board in November 2021 or as amended thereafter).
(8)    The criteria and milestones for achievement will be reviewed and approved by the Information Technology Steering Committee at its first meeting in 2022. Status and monitoring of this goal and its attainment will be provided in writing to the Information Technology Steering Committee.
Objective #1: Redesign and migration of the public website (fhlbi.com) to a third-party hosted solution.
Objective #2: Transition Loan Acquisition System from physical RSA tokens to One Bank Access Model.
Objective #3: Transition remaining core functionality from legacy Member Portal to One Bank Portal.
(9)    The criteria and milestones for achievement will be reviewed and approved by the Information Technology Steering Committee at its first meeting in 2022. Status and monitoring of this goal and its attainment will be provided in writing to the Information Technology Steering Committee.
Objective #1: Develop and approve Cloud Infrastructure Strategy (Infrastructure Agility)
Objective #2: Develop a Lean/Process Improvement Program (Process Efficiency)
Objective #3: Develop and approve Intelligent Automation Program (Empowering Staff through Automation)
Objective #4: Develop and approve Data Warehouse Strategy (Improving Capabilities & Driving Down On-going Expenses)
Objective #5: Develop and approve a DevSecOps Strategy supporting the secure development and delivery of solutions (Delivery Agility)
Objective #6: Develop a Center of Excellence for Data Management and Utilization (Empowering Staff with improved access and capabilities for data analytics)

There is no guaranteed payout under the provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned for the Annual Award Performance Period are presented below. The actual amounts earned are also presented below and in the Non-Equity Incentive Plan Compensation table.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement (1)	Annual Award	Annual Award % of Salary
Cindy L. Konich	$988,744	50%	100%	$494,372	100.0%	$494,372	50%
Gregory L. Teare	484,236	40%	100%	193,694	100.0%	193,694	40%
Brendan W. McGrath	442,415	40%	100%	176,966	100.0%	176,966	40%
Deron J. Streitenberger	467,437	40%	100%	186,975	100.0%	186,975	40%
Christopher S. Dawson	375,000	35%	100%	131,250	100.0%	131,250	35%

(1)    Rounded to the nearest tenth of a percent.

2019 Deferred Award (Paid in 2023). Fifty percent of each Level I Participant's 2019 Award ("2019 Deferred Award") was deferred for a three-year period that ended December 31, 2022 ("2020-2022 Deferral Performance Period"). The 2019 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2020-2022 Deferral Performance Period and other conditions described below. The following table presents the performance goals for the 2019 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2020-2022 Mission Goals	Weighted Value	Performance Levels (1)			Actual Result	Achievement %	Weighted Average Achievement
		Threshold	Target	Maximum
Profitability (2)	35%	25 bps	50 bps	150 bps	370 bps	125%	44%
Retained Earnings (3)	35%	3.5%	3.9%	4.3%	6.16%	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	(a)	Achieve both Prudential Standards	2	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2020 through 2022.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

(1)    Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.
(2)    Attainment of this goal will be computed using the simple average of annual profitability measures over the three-year period.

For purposes of this goal for 2020, profitability is defined as the Bank's profitability rate in excess of the Bank's cost of funds rate. Profitability is the Bank's adjusted net income reduced by the portion of net income to be added to restricted retained earnings under the Joint Capital Enhancement Agreement and increased by the Bank's accruals for incentive compensation. Adjusted net income represents GAAP net income adjusted: (i) for the net impact of certain current and prior period advance prepayments and debt extinguishments, net of the AHP assessment, (ii) to exclude mark-to-market adjustments on derivatives and certain other effects from derivatives and hedging activities, net of the AHP assessment, and (iii) to exclude the effects from interest expense on MRCS. The Bank's profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock (B1 weighted at 100% and B2 weighted at 80% to reflect the relative weights of the Bank's dividend). This goal assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.

Beginning in 2021, the definition of profitability was updated to reflect core net income (instead of adjusted net income) to further exclude realized gains and losses on sales of investment securities, accelerated amortization of concession fees on called COs, and other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank. Additionally, certain excluded amounts may require amortization included in other periods to properly state core net income.

For purposes of this goal for 2021 and 2022, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s core net income reduced by the portion of net income to be added to restricted retained earnings under the JCE Agreement and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and Advance prepayment fees received in cash on unswapped Advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock. This goal assumes no material change in investment authority under the FHFA's regulation, policy, directive, guidance, or law.
(3)    Total retained earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The calculation is the simple average of 36 month-end calculations.
(a)    There is no target level for this goal.

Each NEO received at least the minimum required performance rating for each year of the 2020-2022 Deferral Performance Period and each was employed by the Bank on the last day of that period, thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2019 Deferred Award.

The following table presents the payouts of the 2019 Deferred Awards to the NEOs by applying the total achievement level of the performance goals for the 2019 Deferred Award. These payouts are also presented in the Non-Equity Incentive Plan Compensation table.

2019 Deferred Award - 2020-2022 Performance Period

NEO	Total Award for 2019	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2023
Cindy L. Konich	$745,596	50%	$372,798	125%	$465,998
Gregory L. Teare	292,116	50%	146,058	125%	182,572
Brendan W. McGrath	153,208	50%	76,604	125%	95,755
Deron J. Streitenberger	241,946	50%	120,973	125%	151,216
Christopher S. Dawson	184,985	50%	92,493	125%	115,616

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

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Service ("IRS"), which was $305,000 in 2022. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2022 was $245,000, payable as a single life annuity at normal retirement age.

In connection with the DB Plan, the board of directors established a supplemental non-qualified plan in 1993 in response to federal legislation that imposed restrictions on the retirement benefits otherwise earned by certain management or highly-compensated employees. The original supplemental non-qualified plan was frozen effective December 31, 2004, and is now referred to as the "Frozen SERP." A separate SERP ("2005 SERP") was established effective January 1, 2005 to conform to Internal Revenue Code Section 409A requirements. The SERP is an extension of our retirement commitment to the NEO participants and certain highly-compensated employees. The SERP restores the full pension benefits of NEO participants and certain other employees under the DB Plan that would otherwise be limited by IRS regulations regarding compensation, years of service or benefits payable. The DB Plan and SERP provide benefits based on a combination of a participant's length of service, age and annual compensation. In determining whether a participant is entitled to a restoration of retirement benefits, the SERP utilizes the identical benefit formula applicable to the DB Plan. Benefits payable under the 2005 SERP are reduced by (among other things) benefit amounts that would have been payable under the Frozen SERP, calculated as if the participant in the Frozen SERP had terminated employment on December 31, 2004. SERP benefits are funded by a grantor trust we have established as part of the Bank's general assets. The assets of the grantor trust are subject to the claims of our general creditors. Any rights created under the SERP are unsecured contractual rights of the participants against the Bank.

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

Grandfathered DB Plan. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both the Grandfathered DB Plan and the SERP, and hired prior to July 1, 2008, which includes Ms. Konich and Mr. McGrath.

•Formula: The combined Grandfathered DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-consecutive-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. However, if the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year.
•Example: The estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERP for an eligible employee with 25 years of service and high 3-consecutive-year average compensation of $1,000,000 would be $625,000 ($1,000,000 * 2.5% * 25).

Amended DB Plan. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both the Amended DB Plan and the SERP, hired on or after July 1, 2008 but before February 1, 2010, which includes Mr. Teare.

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
•Example: The estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the SERP for an eligible employee with 20 years of service and high 5-consecutive-year average compensation of $1,000,000 would be $300,000 ($1,000,000 * 1.5% * 20).

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

DC Plans and SETP. The Bank participated in the Pentegra Defined Contribution Retirement Savings Plan for Financial Institutions, as amended, a multiple employer retirement savings plan qualified under Internal Revenue Code Section 401(k), through October 1, 2020. Effective October 2, 2020, the Bank adopted the Federal Home Loan Bank of Indianapolis Retirement Savings Plan, which is a single employer retirement savings plan qualified under Internal Revenue Code Section 401(k). The terms of such plans are substantially the same and are collectively referred to as the "DC Plan."

All employees who have met the eligibility requirements may participate in the DC Plan. All of the NEOs participate in the DC Plan. The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base salary of the participant's biweekly contributions on a pre-tax, post-tax, and/or Roth basis.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2022 an employee could contribute up to $20,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $6,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis but are also limited by Section 415 of the IRC. A total of $61,000 per year ($67,500 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2022, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $305,000 of annual compensation could have been taken into account in computing eligible compensation in 2022. The amount deferred on a pre-tax basis is taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Effective January 1, 2018, the board of directors established, within the DC Plan, an employer-funded non-elective contribution ("NEC") program. The NEC provides an additional employer-funded benefit for all employees who have met the eligibility requirements to participate in the DC Plan who were hired on or after February 1, 2010 and therefore do not participate in the Grandfathered DB Plan or the Amended DB Plan. The Bank makes this additional NEC of 4% of base salary per year to the DC Plan account of each participant. The NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their NECs when they have attained five years of service. Mr. Streitenberger and Mr. Dawson receive the NEC and are fully vested.

In November 2015, the board of directors established the SETP, effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation in addition to compensation deferred under the DC Plan. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer-matching contributions.

Each DC Plan participant who is an officer with a title of First Vice President or more senior (which includes all NEOs) is automatically eligible to become a SETP participant. In addition, the board of directors in its discretion may designate other DC Plan participants as eligible to participate. The SETP constitutes a nonqualified deferred compensation arrangement that complies with Internal Revenue Code Section 409A regulations and permits a participant to elect to have all or a portion of such participant's base salary and/or annual incentive plan payment withheld and credited to the participant's SETP account. Under this plan, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, without regard to benefit or compensation limits imposed by the Internal Revenue Code. The plan permits participants to self-direct the investment of their SETP account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. Plan benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets. The assets of the grantor trust are subject to the claims of our general creditors. The trust will be maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make benefit payments in the future. Any rights created under this plan are unsecured contractual rights against the Bank.

Effective January 1, 2022, the board of directors authorized the Bank to begin making an additional NEC of 6% of base salary per year to the SETP ("SETP NEC") for executive officers that do not participate in either the Grandfathered DB Plan or the Amended DB Plan. The SETP NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their SETP NECs when they have attained five years of service. Mr. Streitenberger and Mr. Dawson are both fully vested in the SETP NEC.

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

The Severance Pay Plan does not apply to NEOs who have entered into a KESA with the Bank or who are participants under the Bank's Key Employee Severance Policy ("KESP") if a qualifying event has triggered payment under the terms of the KESA or the KESP. As of the filing date of this Form 10-K, Ms. Konich is the only NEO with whom we have a KESA; all other NEOs are participants under the KESP. If any NEO's employment is terminated, but a qualifying event under the KESA or the KESP, as applicable, has not occurred, the provisions of the Severance Pay Plan apply.

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

The following table presents the estimated amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2022, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$28,719	52	$988,744	$1,017,463
Gregory L. Teare	12	20,176	52	484,236	504,412
Brendan W. McGrath	12	28,719	52	442,415	471,134
Deron J. Streitenberger	10	23,933	40	359,567	383,500
Christopher S. Dawson	9	21,539	36	259,615	281,154

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

Key Employee Severance Agreement. Ms. Konich's KESA was entered into during 2007. Under the terms of her agreement, Ms. Konich is entitled to a lump sum payment equal to a multiplier of the average of her three preceding calendar years':

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

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under Internal Revenue Code Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $3.5 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2022, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$5,458,720
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	431,017
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,152,659
Medical and dental insurance coverage for 36 months	86,158
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$8,143,554

(1)    The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. We maintain the KESP, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other officer designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the filing date of this Form 10-K) include all NEOs other than Ms. Konich. Mr. Teare, Mr. McGrath, and Mr. Streitenberger are Level 1 Participants. Mr. Dawson is a Level 2 Participant.

Under the KESP, if the covered employee terminates for "good reason" or is terminated without "cause," in either case within six months before or 24 months after a reorganization, the covered employee is entitled to a lump-sum payment equal to a multiple (2.0 for Level 1 Participants, 1.5 for Level 2 Participants and 1.0 for Level 3 Participants) of the average of his or her three preceding calendar years' base salary (inclusive of amounts deferred under a qualified or nonqualified plan) and gross bonus (inclusive of amounts deferred under a qualified or nonqualified plan); provided that, for any calendar year in which the covered employee received base salary for less than the entire year, the gross amount shall be annualized as if such amount had been payable for the entire calendar year. All amounts payable under the KESP are capped at an amount equal to one dollar ($1) less than the aggregate amount which would otherwise cause any such payments to be considered a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code.

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

The following table presents the amounts that would have been payable under the KESP if triggered as of December 31, 2022:

NEO	Amount
Gregory L. Teare	$1,709,327
Brendan W. McGrath	1,088,830
Deron J. Streitenberger	1,510,910
Christopher S. Dawson	737,065

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Cindy L. Konich (5) CEO (PEO)	2022	$988,744	$960,370	$1,713,000	$61,189	$3,723,303
	2021	959,946	1,006,129	—	59,480	2,025,555
	2020	996,867	941,870	4,616,000	61,878	6,616,615
Gregory L. Teare (6) EVP - CFO (PFO)	2022	484,236	376,266	—	30,074	890,576
	2021	470,132	389,358	115,000	29,334	1,003,824
	2020	488,214	368,486	301,000	30,509	1,188,209
Brendan W. McGrath (6) EVP - CRO	2022	442,415	272,721	—	18,290	733,426
	2021	413,472	158,658	356,000	25,857	953,987
Deron J. Streitenberger EVP - CBOO	2022	467,437	338,191	—	75,657	881,285
	2021	436,857	310,987	—	44,637	792,481
	2020	423,981	287,388	—	43,609	754,978
Christopher S. Dawson (7) SVP - CIO	2022	375,000	246,866	—	48,913	670,779

(1)    Salary reflects 26 biweekly pay periods for 2022 and 2021 and 27 biweekly pay periods for 2020.
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
(4)    Includes contributions to the DC Plan, NEC program, the SETP, and the SETP NEC, as applicable, for Ms. Konich ($59,325), Mr. Teare ($29,054), Mr. McGrath ($17,291), Mr. Streitenberger ($74,648), and Mr. Dawson ($47,946). Also includes life insurance policy premiums and income tax gross-ups provided to all employees related to gift cards and years of service awards, as applicable. None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
(5)    Ms. Konich is our Principal Executive Officer. The change in pension values under the DB Plan and SERP for Ms. Konich in 2021 was a decrease of $1,462,000. In accordance with SEC guidance, the amount reported in the table is $0.
(6)    Mr. Teare is our Principal Financial Officer. The change in pension values under the DB Plan and SERP for Mr. Teare in 2022 was a decrease of $57,000. In accordance with SEC guidance, the amount reported in the table is $0.
(7)    Mr. McGrath was not an NEO for 2020. The change in pension values under the DB Plan and SERP for Mr. McGrath in 2022 was a decrease of $758,000. In accordance with SEC guidance, the amount reported in the table is $0.
(8)    Mr. Dawson was not an NEO for 2021 or 2020.

No portion of the change in pension value was received by any of the NEOs; in fact, no portion of the change in pension value will be realizable or made available to any of the NEOs until a qualifying event, such as retirement, occurs. The change in pension value represents the difference between the present value of pension benefits accrued through the beginning and ending valuation dates and is based on the provisions of the applicable plan and the portion of each NEO's total pension benefits that are derived from each applicable plan. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on applicable interest rates. Therefore, changes in applied interest rates can have a significant impact on the change in pension value. See the Pension Benefits section below for more information about the pension values as of December 31, 2022, including the assumptions and discount interest rates used.

Non-Equity Incentive Plan Compensation

		Annual Award	Deferred Award	Total Non-Equity
Name	Year	Amounts Earned (1)	Amounts Earned (1) (2)	Incentive Plan Compensation
Cindy L. Konich	2022	$494,372	$465,998	$960,370
	2021	453,478	552,651	1,006,129
	2020	455,817	486,053	941,870
Gregory L. Teare	2022	193,694	182,572	376,266
	2021	175,077	214,281	389,358
	2020	176,265	192,221	368,486
Brendan W. McGrath (3)	2022	176,966	95,755	272,721
	2021	158,658	—	158,658
Deron J. Streitenberger (4)	2022	186,975	151,216	338,191
	2021	162,686	148,301	310,987
	2020	153,074	134,314	287,388
Christopher S. Dawson	2022	131,250	115,616	246,866

(1)    The amounts payable (i.e., not deferred) for the Annual Award and the Deferred Award were paid on March 3, 2023, March 4, 2022, and March 5, 2021, for 2022, 2021, and 2020, respectively.
(2)    Amounts earned in 2022, 2021, and 2020 represent the 2019, 2018, and 2017 Deferred Awards, respectively.
(3)    Mr. McGrath elected to defer 15% of his 2021 Annual Award payable in 2022 pursuant to the terms of the SETP. Mr. McGrath was not eligible for a 2018 Deferred Award.
(4)    Mr. Streitenberger elected to defer 10% of his 2018 Deferred Award payable in 2022 and 10% of his 2017 Deferred Award payable in 2021, pursuant to the terms of the SETP.

Grants of Plan-Based Awards Table for 2022

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
Cindy L. Konich	Incentive Plan - Annual	01/01/22	$247,186	$395,498	$494,372
	Incentive Plan - Deferred	01/01/22	370,779	494,372	617,965
Gregory L. Teare	Incentive Plan - Annual	01/01/22	96,847	145,271	193,694
	Incentive Plan - Deferred	01/01/22	145,271	193,694	242,118
Brendan W. McGrath	Incentive Plan - Annual	01/01/22	88,483	132,725	176,966
	Incentive Plan - Deferred	01/01/22	132,725	176,966	221,208
Deron J. Streitenberger	Incentive Plan - Annual	01/01/22	93,487	140,231	186,975
	Incentive Plan - Deferred	01/01/22	140,231	186,975	233,719
Christopher S. Dawson	Incentive Plan - Annual	01/01/22	65,625	98,438	131,250
	Incentive Plan - Deferred	01/01/22	98,438	131,250	164,063

(1)    The Incentive Plan - Annual payout is the amount expected to be paid when meeting the respective achievement level for each of the components of the 2022 Annual Award Performance Period Goals. There was no guaranteed payout under the 2022 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.
(2)    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the Deferral Performance Period (2023-2025). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

The Non-Equity Incentive Plan Compensation - 2022 table previously presented shows the amounts actually earned and paid under the 2022 Annual Award provisions of the Incentive Plan.

Pension Benefits

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Cindy L. Konich (3)	DB Plan	38	$3,514,000	$—
	SERP	38	24,783,000	—
Gregory L. Teare (4)	DB Plan	20	815,000	—
	SERP	14	1,044,000	—
Brendan W. McGrath (5)	DB Plan	22	1,059,000	—
	SERP	22	985,000	—

(1)    Mr. Streitenberger and Mr. Dawson are not eligible to participate in the DB Plan or the SERP.
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
(5)    Mr. McGrath is not eligible to retire under the DB Plan and SERP.

No portion of the present value of accumulated benefits is realizable or available to the NEOs until a qualifying event, such as retirement, occurs. Such values are determined by calculating the present values of accumulated benefits accrued through the valuation date. The calculations incorporate the provisions of the applicable plan, the portion of an NEO's total pension benefits that are derived from each plan, various assumptions, and changes in compensation, age and service, and utilize discount interest rates based on market interest rates or the rates specified in the plan. The present value of the accumulated benefits is based upon a retirement age of 65. Benefits under the DB Plan are based on a discount rate of 5.02% and the PRI-2012 white collar worker annuitant tables (with Scale MP-2021) for qualified annuities or the IRS applicable mortality table for 2022 for qualified lump sums. SERP benefits are based on age 65 lump sums valued with IRS May 2021 Lump Sum Segment Rates (0.61%, 2.84%, 3.54%), discounted to current age at 4.86% and the IRS applicable mortality table for 2021. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Pension Liability Index and the FTSE Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation - 2022

Name	NEO Contributions in Last FY (1)	Bank Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE (4)
Cindy L. Konich	$59,325	$42,225	$(194,069)	$—	$850,811
Gregory L. Teare	72,636	11,954	(66,263)	—	426,213
Brendan W. McGrath	26,979	191	(60,604)	—	284,934
Deron J. Streitenberger	33,360	45,948	(13,477)	—	132,873
Christopher S. Dawson	—	22,500	(752)	—	21,748

(1)    The contributions by Ms. Konich and Mr. Teare are included in the "Salary" reported in the Summary Compensation Table for 2022. Of the contributions by Mr. McGrath, $3,181 are included in the "Salary" reported in the Summary Compensation Table for 2022. The remaining $23,799 of contributions by Mr. McGrath reflect the amounts deferred related to the 2021 Annual Award. Of the contributions by Mr. Streitenberger, $18,530 are included in the "Salary" reported in the Summary Compensation Table for 2022. The remaining $14,830 of contributions by Mr. Streitenberger reflect the amounts deferred related to the 2018 Deferred Award reported as "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2021. Contributions are net of certain taxes, as applicable.
(2)    The amounts are included as a component of "All Other Compensation" in the Summary Compensation Table. In addition, the amounts for Mr. Streitenberger and Mr. Dawson include the portion of the NEC in excess of the IRS limit applicable to the DC Plan.
(3)    The amounts are not reported in the Summary Compensation Table because these amounts are not above market or preferential.
(4)    The amounts have been reported in the Summary Compensation Table either in 2022 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2022.

Principal Executive Officer Pay Ratio Disclosure

Our CEO is our Principal Executive Officer ("PEO"). As described below, for the year ended December 31, 2022, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

Total Compensation includes, among other components, salary, non-equity incentive compensation, and change in pension value. Amounts reported as change in pension value are attributable to the Bank's Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. Such change in pension value represents the difference between the present value of pension benefits accrued through the beginning valuation date and the present value of pension benefits accrued through the ending valuation date. The present value calculations incorporate many assumptions and utilize discount rates based on market interest rates. Therefore, changes in market interest rates can have a significant impact on the change in pension value. Additionally, the change in pension value varies considerably among employees based upon their tenure at the Bank, their annual compensation and several other factors. Finally, no portion of this change in pension value was received by the PEO or median employee; in fact, no portion of the change in pension value will be realizable or made available to the PEO or median employee until a qualifying event, such as retirement, occurs.

For 2022, the Total Compensation of the PEO was $3,723,303. As of December 31, 2022, our PEO had 38 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits, which is reported as $1,713,000, and, as a result, constituted 46% of her reported 2022 Total Compensation.

As required by SEC rules, we identified a new median employee for our pay ratio disclosures in 2020. For each of our full-time and part-time employees on the last pay date of 2020, we first determined the actual or annualized total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for 2020. We then ranked the 2020 annual cash compensation for all such employees from lowest to highest, excluding the PEO.

The employee at the median based on cash compensation does not participate in any pension plan. We therefore selected as the median employee the individual whose 2020 annual cash compensation was closest to that of the actual median employee and who participates in the same pension plan as our PEO (the Grandfathered DB Plan). We made no other material assumptions or adjustments in identifying the median employee. We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value under the same plan and thereby provides an appropriate comparison.

For 2022, the Total Compensation of the median employee was $153,623. As of December 31, 2022, our median employee had 15 years of credited service in the DB Plan. However, the median employee had a decrease in the present value of the employee's pension benefits. Therefore, in accordance with SEC guidance, the change in pension value used in the calculation of the median employee's Total Compensation is $0. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 24:1. Excluding the 2022 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 13:1.

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

2022 Compensation. In November 2021, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2022 ("2022 Policy"). Under the 2022 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees were intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2022 Policy provides that director fees were to be paid at the end of each quarter.

The 2022 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2022.

The following table summarizes the annual fee limits of the 2022 Policy as approved by the board of directors.

Position	Annual Fee Limit
Chair	$142,000
Vice Chair	126,500
Audit Committee Chair	125,500
Affordable Housing Committee Chair	122,500
Finance/Budget Committee Chair	122,500
Human Resources Committee Chair	122,500
Risk Oversight Committee Chair	122,500
Succession Planning Committee Chair	122,500
Technology Committee Chair	122,500
All other directors	112,000
Other Committee Chair	(a)

(a)    Directors serving as Chair of newly-formed Committees, or serving as Chair of an additional Committee, were entitled to an additional $10,000 fee per year, prorated by the number of quarters for which the director served as Chair.

Director Compensation Table for 2022

Name	Fees Earned or Paid in Cash	Total
Brian D.J. Boike (1)	$95,760	95,760
Michael E. Bosway	112,000	112,000
Clifford M. Clarke	112,000	112,000
Lisa D. Cook (2)	40,600	40,600
Charlotte C. Decker	122,500	122,500
Robert M. Fisher	122,500	122,500
Karen F. Gregerson	126,500	126,500
Perry G. Hines	112,000	112,000
Jeffrey G. Jackson (3)	66,640	66,640
Robert D. Long	125,500	125,500
Michael J. Manica	122,500	122,500
Dan L. Moore	142,000	142,000
Larry W. Myers	122,500	122,500
Christine Coady Narayanan	122,500	122,500
Sherri L. Reagin	112,000	112,000
Todd E. Sears	112,000	112,000
Larry A. Swank	122,500	122,500

(1)    Mr. Boike resigned from the Board effective November 8, 2022. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service through that date.
(2)    Ms. Cook resigned from the Board effective May 12, 2022. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service through the day prior.
(3)    Mr. Jackson resigned from the Board effective August 4, 2022. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service through that date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2023, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% of Outstanding Shares
Flagstar Bank, FSB - 102 Duffy Avenue, Hicksville, NY	3,286,357	13.0%
The Lincoln National Life Insurance Company - 1301 S Harrison Street, Fort Wayne, IN	1,971,000	7.8%
Old National Bank - 123 Main Street, Evansville, IN	1,845,213	7.3%
Jackson National Life Insurance Company - 1 Corporate Way, Lansing MI	1,464,644	5.8%
Total	8,567,214	33.9%

The majority of our directors are officers and/or directors of our members. The following table sets forth the members that have an officer and/or director serving on our board of directors as of February 28, 2023.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Clifford M. Clarke	Three Rivers Federal Credit Union	167,837	0.66%
Robert M. Fisher	Lake-Osceola State Bank	15,903	0.06%
Karen F. Gregerson	The Farmers Bank	44,472	0.18%
Michael J. Manica	United Bank of Michigan	49,299	0.19%
Larry W. Myers	First Savings Bank	217,809	0.86%
Sherri L. Reagin	The North Salem State Bank	5,330	0.02%
Ryan M. Warner	The Bippus State Bank	38,540	0.15%
Total		539,190	2.12%

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

Director Independence

General. As of the filing date of this Form 10-K, the board has 15 directorships, consisting of eight member and seven independent directorships. However, one member seat and one independent seat are vacant, resulting in 13 filled seats. Pursuant to the Bank Act, member directors and independent directors were elected or re-elected by our member institutions. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of our member directors, however, is a senior officer or director of an institution that is our member and may engage in transactions with us on a regular basis.

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

As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with us due to those companies' participation in projects funded in part through our AHP. None of those companies, however, has, or within the past three most recently completed fiscal years had, a relationship with us that resulted in payments to, or receipts from, the Bank in excess of the limits set forth in the NYSE independence standards. Moreover, any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, the six directors currently seated (Directors Bosway, Decker, Hines, Long, Narayanan, and Sears) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus the member is an equity holder in the Bank), that each such institution may routinely engage in transactions with us (which may include advances, MPP and AHP transactions), and that such transactions may occur frequently in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that, under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with us by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, we believe it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with us by any director's institution at a specific time.

The board of directors has a standing Audit Committee and a standing Human Resources Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees (including Directors Clarke, Fisher, Reagin, Myers, Warner, and Gregerson (ex-officio)) are "independent" under the NYSE standards. The board determined that all of the independent directors on these committees (including Directors Decker, Hines, Long and Narayanan) are independent under NYSE standards.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed for the years ended December 31, 2022 and 2021 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	2022	2021
Audit fees	$936	$950
Audit-related fees	64	61
Tax fees	—	—
All other fees	1	1
Total fees	$1,001	$1,012

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

4.2*	Description of the Bank’s Capital Stock, incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 10, 2022

10.1*+	Form of Key Employee Severance Agreement for Executive Officers, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on November 20, 2007

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

10.4*+
Supplemental Executive Retirement Plan, amended and restated effective as of June 1, 2003, incorporated by reference to Exhibit 10.3 of our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

10.5*+
2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and restated effective as of August 1, 2021 incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 10, 2021

10.6*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated November 19, 2021, effective January 1, 2022, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 22, 2021

10.7*+
Directors’ Compensation and Expense Reimbursement Policy, effective January 1, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 000-51404) filed on December 20, 2022

10.8*+
Key Employee Severance Policy, re-adopted effective November 19, 2021, incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K (Commission File No, 000-51404) filed on March 10, 2022

10.9+	Key Employee Severance Policy, re-adopted effective November 18, 2022

10.10*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as updated on November 15, 2019, effective as of January 1, 2020, incorporated by reference to Exhibit 10.1 of our current Report on Form 8-K (Commission File No. 000-51404) filed on January 28, 2020

Exhibit Number	Description

10.11*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2022, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on May 3, 2022

10.12*+	Severance Pay Plan, re-adopted effective November 19, 2021, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K (Commission File No, 000-51404) filed on March 10, 2022

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 15, 2023
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 15, 2023
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 15, 2023
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ KAREN F. GREGERSON	Chair of the board of directors	March 15, 2023
Karen F. Gregerson

/s/ ROBERT M. FISHER	Vice Chair of the board of directors	March 15, 2023
Robert M. Fisher

/s/ MICHAEL E. BOSWAY	Director	March 15, 2023
Michael E. Bosway

/s/ CLIFFORD M. CLARKE	Director	March 15, 2023
Clifford M. Clarke

/s/ CHARLOTTE C. DECKER	Director	March 15, 2023
Charlotte C. Decker

/s/ PERRY G. HINES	Director	March 15, 2023
Perry G. Hines

/s/ ROBERT D. LONG	Director	March 15, 2023
Robert D. Long

/s/ MICHAEL J. MANICA	Director	March 15, 2023
Michael J. Manica

Signature	Title	Date

/s/ LARRY W. MYERS	Director	March 15, 2023
Larry W. Myers

/s/ CHRISTINE COADY NARAYANAN	Director	March 15, 2023
Christine Coady Narayanan

/s/ SHERRI L. REAGIN	Director	March 15, 2023
Sherri L. Reagin

/s/ TODD E. SEARS	Director	March 15, 2023
Todd E. Sears

/s/ RYAN M. WARNER	Director	March 15, 2023
Ryan M. Warner