Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Indianapolis
filed 2023-05-11
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2023
Class A Stock, par value $100	—
Class B Stock, par value $100	26,852,102

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
•national or international crises, including a pandemic, war, acts of terrorism or natural disasters, and the effects of such crises on our and our counterparties' operations, member demand, market liquidity, and the global funding markets, and the governmental, regulatory, and fiscal interventions undertaken to stabilize local, national, and global economic conditions;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2023	December 31, 2022
Assets:
Cash and due from banks	$62,685	$21,161
Interest-bearing deposits (Note 3)	580,868	856,060
Securities purchased under agreements to resell (Note 3)	5,625,000	4,550,000
Federal funds sold (Note 3)	2,713,000	3,148,000
Trading securities (Note 3)	394,500	2,230,248
Available-for-sale securities (Note 3) (amortized cost of $13,373,082 and $12,189,776)	13,315,166	12,179,837
Held-to-maturity securities (Note 3) (estimated fair values of $4,494,347 and $4,156,218)	4,563,538	4,240,201
Advances (Note 4)	36,950,032	36,682,459
Mortgage loans held for portfolio, net (Note 5)	7,732,298	7,686,455
Accrued interest receivable	155,856	152,867
Derivative assets, net (Note 6)	490,129	434,421
Other assets	106,564	102,071

Total assets	$72,689,636	$72,283,780

Liabilities:
Deposits	$582,078	$595,907
Consolidated obligations (Note 7):
Discount notes	23,171,249	27,387,492
Bonds	43,706,985	39,882,454
Total consolidated obligations, net	66,878,234	67,269,946
Loans from other FHLBanks	500,000	—
Accrued interest payable	217,382	162,584
Affordable Housing Program payable (Note 8)	46,615	38,170
Derivative liabilities, net (Note 6)	18,413	19,209
Mandatorily redeemable capital stock (Note 9)	372,487	372,503
Other liabilities	503,584	441,763

Total liabilities	69,118,793	68,900,082

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,921,913 and 21,231,253	2,292,192	2,123,125
Retained earnings:
Unrestricted	1,011,191	963,812
Restricted	340,888	322,552
Total retained earnings	1,352,079	1,286,364
Total accumulated other comprehensive income (loss) (Note 10)	(73,428)	(25,791)

Total capital	3,570,843	3,383,698

Total liabilities and capital	$72,689,636	$72,283,780
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Interest Income:
Advances	$434,229	$35,041
Interest-bearing deposits	26,253	290
Securities purchased under agreements to resell	31,950	905
Federal funds sold	45,487	842
Trading securities	3,077	5,445
Available-for-sale securities	171,719	22,445
Held-to-maturity securities	48,425	7,511
Mortgage loans held for portfolio	57,755	47,801
Total interest income	818,895	120,280

Interest Expense:
Consolidated obligation discount notes	256,776	3,653
Consolidated obligation bonds	446,674	51,699
Deposits	7,618	99
Mandatorily redeemable capital stock	4,110	245
Other interest expense	68	—
Total interest expense	715,246	55,696

Net interest income	103,649	64,584
Provision for (reversal of) credit losses	2	(22)

Net interest income after provision for credit losses	103,647	64,606

Other Income:
Net gains (losses) on trading securities	8,314	(24,195)
Net gains (losses) on derivatives	(1,363)	19,994
Net gains on extinguishment of debt	19,846	—
Other, net	3,350	(3,201)
Total other income (loss)	30,147	(7,402)

Other Expenses:
Compensation and benefits	16,835	12,956
Other operating expenses	7,400	7,094
Federal Housing Finance Agency	1,711	1,916
Office of Finance	1,073	1,417
Other	4,451	2,011
Total other expenses	31,470	25,394

Income before assessments	102,324	31,810

Affordable Housing Program assessments	10,643	3,205

Net income	$91,681	$28,605
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$91,681	$28,605

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(47,977)	(74,463)

Pension benefits, net	340	460

Total other comprehensive income (loss)	(47,637)	(74,003)

Total comprehensive income (loss)	$44,044	$(45,398)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2023 and 2022
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Total comprehensive income (loss)			73,345	18,336	91,681	(47,637)	44,044

Proceeds from issuance of capital stock	1,691	169,080					169,080

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (4.41% annualized)			(25,966)	—	(25,966)		(25,966)

Balance, March 31, 2023	22,922	$2,292,192	$1,011,191	$340,888	$1,352,079	$(73,428)	$3,570,843

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income (loss)			22,884	5,721	28,605	(74,003)	(45,398)

Proceeds from issuance of capital stock	372	37,225					37,225

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.31% annualized)			(13,003)	—	(13,003)		(13,003)

Balance, March 31, 2022	21,215	$2,121,541	$899,750	$292,924	$1,192,674	$59,055	$3,373,270

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$91,681	$28,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	34,639	22,324
Changes in net derivative and hedging activities	(256,942)	460,458
Net (gains) on extinguishment of debt	(19,846)	—
Provision for (reversal of) credit losses	2	(22)
Net (gains) losses on trading securities	(8,314)	24,195
Other adjustments	71	—
Changes in:
Accrued interest receivable	(3,443)	171
Other assets	(6,430)	(3,125)
Accrued interest payable	54,877	833
Other liabilities	17,603	25,795
Total adjustments, net	(187,783)	530,629

Net cash provided by (used in) operating activities	(96,102)	559,234

Investing Activities:
Net change in:
Interest-bearing deposits	342,487	(636,378)
Securities purchased under agreements to resell	(1,075,000)	(4,100,000)
Federal funds sold	435,000	940,000
Trading securities:
Proceeds from maturities	1,350,000	1,100,000
Proceeds from sales	494,063	—
Purchases	—	(1,930,219)
Available-for-sale securities:
Proceeds from maturities and paydowns	78,980	366,760
Purchases	(966,760)	(1,654,878)
Held-to-maturity securities:
Proceeds from maturities and paydowns	79,707	312,678
Proceeds from sales	9,769	—
Purchases	(365,143)	(51,312)
Advances:
Principal repayments	94,663,252	24,653,003
Disbursements to members	(94,691,618)	(24,118,758)
Mortgage loans held for portfolio:
Principal collections	151,096	340,010
Purchases from members	(196,239)	(460,320)
Purchases of premises, software, and equipment	(576)	(571)
Loans to other Federal Home Loan Banks:
Principal repayments	—	10,000
Disbursements	—	(10,000)

Net cash provided by (used in) investing activities	309,018	(5,239,985)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Financing Activities:
Net change in deposits	(39,660)	(47,339)
Net proceeds (payments) on derivative contracts with financing elements	1,997	(776)
Net proceeds from issuance of consolidated obligations:
Discount notes	121,635,570	111,826,875
Bonds	7,961,817	7,327,205
Payments for matured and retired consolidated obligations:
Discount notes	(125,876,733)	(105,771,958)
Bonds	(4,497,468)	(9,152,800)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	500,000	—
Proceeds from issuance of capital stock	169,080	37,225
Payments for redemption/repurchase of capital stock	—	(161,885)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(29)	(4,831)
Dividend payments on capital stock	(25,966)	(13,003)

Net cash provided by (used in) financing activities	(171,392)	4,038,713

Net increase (decrease) in cash and due from banks	41,524	(642,038)

Cash and due from banks at beginning of period	21,161	867,880

Cash and due from banks at end of period	$62,685	$225,842

Supplemental Disclosures:
Cash activities:
Interest payments	$614,841	$56,957
Affordable Housing Program payments	2,198	2,317
Non-cash activities:
Purchases of investment securities, traded but not yet settled	120,995	—
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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2022 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2022 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2022 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2023 with the exception of the following that resulted from the adoption of ASU 2022-02, Troubled Debt Restructurings ("TDR") and Vintage Disclosures, on January 1, 2023.

Mortgage Loan Modifications. Under the new accounting guidance, we are required to evaluate whether the terms of a loan modification made for borrowers experiencing financial difficulty are such that the modified loan should be accounted for as a new loan or a continuation of an existing loan. Prior to January 1, 2023, we evaluated mortgage loan modifications resulting from borrowers experiencing financial difficulty utilizing the troubled debt restructuring ("TDR") guidance.

Allowance for Credit Losses on Mortgage Loans. Loan modifications resulting from borrowers experiencing financial difficulty are now included in the collective evaluation of credit losses based on a loan's distinct underlying characteristics. Prior to January 1, 2023, TDRs were individually evaluated for purposes of determining the allowance for credit losses.

Note 2 - Recently Issued Accounting Guidance

The FASB has not issued any new accounting guidance since the filing of our 2022 Form 10-K that is applicable to the Bank.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At March 31, 2023 and December 31, 2022, none of these investments were with counterparties rated below triple-B, and 4% of these investments, based on amortized cost, were with counterparties that were unrated. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At March 31, 2023 and December 31, 2022, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2023	December 31, 2022
U.S. Treasury obligations	$394,500	$2,230,248
Total trading securities at estimated fair value	$394,500	$2,230,248

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2023	2022
Net gains (losses) on trading securities held at period end	$2,310	$(22,549)
Net gains (losses) on trading securities that matured/sold during the period	6,004	(1,646)
Net gains (losses) on trading securities	$8,314	$(24,195)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,076,339	$5,332	$(1,495)	$5,080,176
GSE and TVA debentures	1,859,469	15,655	(775)	1,874,349
GSE multifamily MBS	6,437,274	9,791	(86,424)	6,360,641
Total AFS securities	$13,373,082	$30,778	$(88,694)	$13,315,166

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$4,207,974	$3,502	$(1,802)	$4,209,674
GSE and TVA debentures	1,882,802	20,144	(243)	1,902,703
GSE multifamily MBS	6,099,000	20,064	(51,604)	6,067,460
Total AFS securities	$12,189,776	$43,710	$(53,649)	$12,179,837

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At March 31, 2023 and December 31, 2022, net unamortized discounts totaled $(297,425) and $(294,587), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(815,691) and $(1,099,886), respectively. Excludes accrued interest receivable at March 31, 2023 and December 31, 2022 of $54,086 and $53,358, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,647,496	$(1,495)	$—	$—	$1,647,496	$(1,495)
GSE and TVA debentures	106,143	(775)	—	—	106,143	(775)
GSE multifamily MBS	3,733,291	(56,013)	983,968	(30,411)	4,717,259	(86,424)
Total impaired AFS securities	$5,486,930	$(58,283)	$983,968	$(30,411)	$6,470,898	$(88,694)

	December 31, 2022
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,836,099	$(1,802)	$—	$—	$1,836,099	$(1,802)
GSE and TVA debentures	75,024	(243)	—	—	75,024	(243)
GSE multifamily MBS	3,484,309	(41,046)	301,339	(10,558)	3,785,648	(51,604)
Total impaired AFS securities	$5,395,432	$(43,091)	$301,339	$(10,558)	$5,696,771	$(53,649)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$82,198	$82,252	$131,329	$131,517
Due after 1 through 5 years	1,597,074	1,612,179	1,575,581	1,594,583
Due after 5 through 10 years	5,256,536	5,260,094	4,383,866	4,386,277
Total non-MBS	6,935,808	6,954,525	6,090,776	6,112,377
Total MBS	6,437,274	6,360,641	6,099,000	6,067,460
Total AFS securities	$13,373,082	$13,315,166	$12,189,776	$12,179,837

Allowance for Credit Losses. At March 31, 2023 and December 31, 2022, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At March 31, 2023 and December 31, 2022, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	March 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$3,331,837	$3,380	$(36,571)	$3,298,646
GSE single-family	604,554	494	(33,786)	571,262
GSE multifamily	627,147	—	(2,708)	624,439
Total HTM securities	$4,563,538	$3,874	$(73,065)	$4,494,347

	December 31, 2022
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,991,702	$2,128	$(43,106)	$2,950,724
GSE single-family	619,910	518	(39,634)	580,794
GSE multifamily	628,589	—	(3,889)	624,700
Total HTM securities	$4,240,201	$2,646	$(86,629)	$4,156,218

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at March 31, 2023 and December 31, 2022 totaled $25,030 and $26,125, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the three months ended March 31, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, resulting in a net realized loss of $(71) determined by the specific identification method.

Allowance for Credit Losses. At March 31, 2023 and December 31, 2022, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At March 31, 2023 and December 31, 2022, based on our evaluation, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	March 31, 2023		December 31, 2022
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$430	6.74
Due in 1 year or less	13,196,336	4.29	14,517,059	3.77
Due after 1 through 2 years	2,745,610	2.71	2,726,023	2.82
Due after 2 through 3 years	3,566,744	3.08	3,316,683	2.73
Due after 3 through 4 years	1,948,310	3.21	2,045,370	2.70
Due after 4 through 5 years	4,717,072	4.11	3,938,017	3.96
Thereafter	11,145,792	3.08	10,747,880	2.70
Total advances, par value	37,319,864	3.62	37,291,462	3.26
Fair-value hedging basis adjustments, net	(376,110)		(615,859)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	6,278		6,856
Total advances (1)	$36,950,032		$36,682,459

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at March 31, 2023 and December 31, 2022 of $56,979 and $50,446, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$—	$430	$—	$430
Due in 1 year or less	17,956,110	19,337,582	18,682,616	20,226,164
Due after 1 through 2 years	2,473,110	2,299,023	3,287,510	3,207,023
Due after 2 through 3 years	2,531,594	2,385,483	4,466,744	4,082,583
Due after 3 through 4 years	1,488,635	1,592,245	1,948,310	2,045,370
Due after 4 through 5 years	3,528,972	2,773,917	4,887,172	4,173,117
Thereafter	9,341,443	8,902,782	4,047,512	3,556,775
Total advances, par value	$37,319,864	$37,291,462	$37,319,864	$37,291,462

Advance Concentrations. At March 31, 2023 and December 31, 2022, our top five borrowers held 40% and 41%, respectively, of total advances outstanding at par. Our top borrower at March 31, 2023 and December 31, 2022 held 13% and 12%, respectively.

Allowance for Credit Losses. At March 31, 2023 and December 31, 2022, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	March 31, 2023	December 31, 2022
Fixed-rate long-term mortgages	$6,754,163	$6,676,752
Fixed-rate medium-term (1) mortgages	826,756	856,446
Total mortgage loans held for portfolio, UPB	7,580,919	7,533,198
Unamortized premiums	167,519	168,593
Unamortized discounts	(10,542)	(9,466)
Hedging basis adjustments, net	(5,398)	(5,670)
Total mortgage loans held for portfolio	7,732,498	7,686,655
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,732,298	$7,686,455

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at March 31, 2023 and December 31, 2022 of $31,525 and $30,396, respectively.

Type	March 31, 2023	December 31, 2022
Conventional	$7,434,313	$7,383,168
Government-guaranteed or -insured	146,606	150,030
Total mortgage loans held for portfolio, UPB	$7,580,919	$7,533,198

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

	March 31, 2023
	Origination Year
Payment Status	Prior to 2019	2019 to 2023	Total
Past due:
30-59 days	$20,408	$14,486	$34,894
60-89 days	3,846	1,560	5,406
90 days or more	8,436	1,112	9,548
Total past due	32,690	17,158	49,848
Total current	2,625,560	4,908,899	7,534,459
Total conventional mortgage loans, amortized cost	$2,658,250	$4,926,057	$7,584,307

	December 31, 2022
	Origination Year
Payment Status	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,892	$13,041	$30,933
60-89 days	4,537	1,992	6,529
90 days or more	9,498	2,979	12,477
Total past due	31,927	18,012	49,939
Total current	2,422,623	5,062,416	7,485,039
Total conventional mortgage loans, amortized cost	$2,454,550	$5,080,428	$7,534,978

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	March 31, 2023
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,855	$—	$1,855
Serious delinquency rate (2)	0.13%	0.92%	0.14%
Past due 90 days or more still accruing interest (3)	$5,855	$1,291	$7,146
On non-accrual status (4)	$8,730	$—	$8,730

	December 31, 2022
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,655	$—	$1,655
Serious delinquency rate (2)	0.16%	1.07%	0.18%
Past due 90 days or more still accruing interest (3)	$6,283	$1,552	$7,835
On non-accrual status (4)	$10,984	$—	$10,984

(1)    Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.
(2)    Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the total mortgage loans. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Our servicers repurchase seriously delinquent government loans, including Federal Housing Administration loans, when certain criteria are met.
(3)    Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status as they are well-secured and in the process of collection.
(4)    As of March 31, 2023 and December 31, 2022, of these conventional mortgage loans on non-accrual status, $2,129 and $3,160, respectively, of UPB did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended March 31,
Rollforward of Allowance	2023	2022
Balance, beginning of period	$200	$200
(Charge-offs), net of recoveries	(2)	22
Provision for (reversal of) credit losses	2	(22)
Balance, end of period	$200	$200

Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at March 31, 2023.

Cleared Derivatives. At March 31, 2023, we were not required by our clearing agents to post any additional margin.

Financial Statement Effect and Additional Financial Information.

We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis by clearing agent and/or by counterparty when the netting requirements have been met.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	March 31, 2023			December 31, 2022
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$71,220,100	$702,118	$1,863,911	$66,103,220	$919,089	$2,178,897
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	3,600,000	45	258	6,200,000	599	525
Interest-rate caps/floors	811,000	1,675	—	611,000	1,310	—
Interest-rate forwards	57,300	15	572	30,200	131	—
MDCs	57,356	290	22	30,855	50	102
Total derivatives not designated as hedging instruments	4,525,656	2,025	852	6,872,055	2,090	627
Total derivatives before adjustments	$75,745,756	704,143	1,864,763	$72,975,275	921,179	2,179,524
Netting adjustments and cash collateral (1)		(214,014)	(1,846,350)		(486,758)	(2,160,315)
Total derivatives, net, at estimated fair value		$490,129	$18,413		$434,421	$19,209

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2023 and December 31, 2022, including accrued interest, totaled $1,787,903 and $1,854,876, respectively. Cash collateral received from counterparties and held at March 31, 2023 and December 31, 2022, including accrued interest, totaled $155,567 and $181,319, respectively. At March 31, 2023 and December 31, 2022, no securities were pledged as collateral.

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$702,432	$1,826,580	$892,313	$2,178,098
Cleared	1,406	37,589	28,685	1,324
Total gross recognized amount	703,838	1,864,169	920,998	2,179,422
Gross amounts of netting adjustments and cash collateral
Uncleared	(694,907)	(1,808,761)	(884,451)	(2,158,991)
Cleared	480,893	(37,589)	397,693	(1,324)
Total gross amounts of netting adjustments and cash collateral	(214,014)	(1,846,350)	(486,758)	(2,160,315)
Net amounts after netting adjustments and cash collateral
Uncleared	7,525	17,819	7,862	19,107
Cleared	482,299	—	426,378	—
Total net amounts after netting adjustments and cash collateral	489,824	17,819	434,240	19,107
Derivative instruments not meeting netting requirements (1)	305	594	181	102
Total derivatives, net, at estimated fair value	$490,129	$18,413	$434,421	$19,209

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended March 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$117,894	$97,272	$(207,053)	$8,113
Net gains (losses) on derivatives (2)	(183,311)	(89,198)	384,376	111,867
Net gains (losses) on hedged items (3)	176,507	67,230	(384,670)	(140,933)
Net impact on net interest income	$111,090	$75,304	$(207,347)	$(20,953)

Total interest income (expense) recorded in the Statement of Income (4)	$434,229	$171,719	$(446,674)	$159,274

	Three Months Ended March 31, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(40,154)	$(22,465)	$51,389	$(11,230)
Net gains (losses) on derivatives (2)	356,634	177,730	(899,714)	(365,350)
Net gains (losses) on hedged items (3)	(352,904)	(191,489)	895,059	350,666
Net impact on net interest income	$(36,424)	$(36,224)	$46,734	$(25,914)

Total interest income (expense) recorded in the Statement of Income (4)	$35,041	$22,445	$(51,699)	$5,787

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
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2023	2022
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(10,074)	$22,050
Interest-rate caps/floors	(945)	173
Interest-rate forwards	(665)	5,258
Net interest settlements (1)	9,817	(2,018)
MDCs	504	(5,469)
Net gains (losses) on derivatives in other income	$(1,363)	$19,994

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	March 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$21,675,645	$13,373,082	$32,794,852

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(376,110)	$(1,115,657)	$(1,733,061)
For discontinued fair-value hedging relationships	—	299,966	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(376,110)	$(815,691)	$(1,733,061)

	December 31, 2022
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$20,766,832	$12,189,776	$28,717,246

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(615,898)	$(1,417,774)	$(2,147,802)
For discontinued fair-value hedging relationships	39	317,888	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(615,859)	$(1,099,886)	$(2,147,802)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at March 31, 2023 and December 31, 2022 totaled $1.5 trillion and $1.2 trillion, respectively. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2023	December 31, 2022
Book value	$23,171,249	$27,387,492
Par value	23,281,697	27,533,665

Weighted average effective interest rate	4.71%	4.16%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2023		December 31, 2022
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$12,141,375	4.02	$10,016,310	3.05
Due after 1 through 2 years	12,654,350	1.91	8,014,590	1.48
Due after 2 through 3 years	5,468,640	1.30	6,278,940	1.37
Due after 3 through 4 years	5,752,320	1.50	7,130,600	1.25
Due after 4 through 5 years	1,612,320	2.10	2,312,540	1.76
Thereafter	7,787,140	2.47	8,249,080	2.35
Total CO bonds, par value	45,416,145	2.45	42,002,060	1.99
Unamortized premiums	41,593		45,535
Unamortized discounts	(10,326)		(10,165)
Unamortized concessions	(7,366)		(7,174)
Fair-value hedging basis adjustments, net	(1,733,061)		(2,147,802)
Total CO bonds	$43,706,985		$39,882,454
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	March 31, 2023	December 31, 2022
Non-callable / non-putable	$13,426,145	$11,979,560
Callable	31,990,000	30,022,500
Total CO bonds, par value	$45,416,145	$42,002,060

Year of Contractual Maturity or Next Call Date	March 31, 2023	December 31, 2022
Due in 1 year or less	$39,346,875	$37,066,810
Due after 1 through 2 years	2,589,350	1,444,590
Due after 2 through 3 years	965,640	770,940
Due after 3 through 4 years	620,820	804,100
Due after 4 through 5 years	318,320	268,540
Thereafter	1,575,140	1,647,080
Total CO bonds, par value	$45,416,145	$42,002,060

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2023	December 31, 2022
Fixed-rate	$40,853,645	$36,957,560
Step-up	1,668,500	2,268,500
Simple variable-rate	2,894,000	2,776,000
Total CO bonds, par value	$45,416,145	$42,002,060

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2023	2022
Liability at beginning of period	$38,170	$31,049
Assessment (expense)	10,643	3,205
Subsidy usage, net (1)	(2,198)	(2,317)
Liability at end of period	$46,615	$31,937

(1)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	March 31, 2023	December 31, 2022
Class B-1	$636,571	$535,345
Class B-2	1,655,621	1,587,780
Total Class B	$2,292,192	$2,123,125

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2023	2022
Liability at beginning of period	$372,503	$50,422
Reclassification from capital stock	13	—
Redemptions/repurchases	(29)	(4,831)
Liability at end of period	$372,487	$45,591

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the 5-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2023	December 31, 2022
Past contractual redemption date (1)	$469	$498
Year 1 (2)	10,916	10,048
Year 2	9,004	9,872
Year 3	19,179	19,179
Year 4	3,674	3,674
Year 5	329,245	329,232
Total MRCS	$372,487	$372,503

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at March 31, 2023 and December 31, 2022 includes $9,585 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products and other obligations are no longer outstanding.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the distributions related to our MRCS.

	Three Months Ended March 31,
MRCS Distributions	2023	2022
Recorded as interest expense	$4,110	$245
Recorded as distributions from retained earnings	706	—
Total	$4,816	$245

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2022 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency capital requirements at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$588,979	$4,016,758	$489,240	$3,781,992

Total regulatory capital	$2,907,585	$4,016,758	$2,891,351	$3,781,992
Total regulatory capital-to-assets ratio	4.00%	5.53%	4.00%	5.23%

Leverage capital	$3,634,482	$6,025,137	$3,614,189	$5,672,988
Leverage ratio	5.00%	8.29%	5.00%	7.85%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains (losses)	(47,977)	—	(47,977)
Reclassifications from OCI to net income:
Pension benefits, net	—	340	340
Total other comprehensive income (loss)	(47,977)	340	(47,637)
Balance, March 31, 2023	$(57,916)	$(15,512)	$(73,428)

Balance, December 31, 2021	$151,942	$(18,884)	$133,058
OCI before reclassifications:
Net change in unrealized gains (losses)	(74,463)	—	(74,463)
Reclassifications from OCI to net income:
Pension benefits, net	—	460	460
Total other comprehensive income (loss)	(74,463)	460	(74,003)
Balance, March 31, 2022	$77,479	$(18,424)	$59,055

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$90,669	$12,980	$103,649	$52,674	$11,910	$64,584
Provision for (reversal of) credit losses	—	2	2	—	(22)	(22)
Other income (loss)	30,251	(104)	30,147	(7,210)	(192)	(7,402)
Other expenses	27,417	4,053	31,470	21,766	3,628	25,394
Income before assessments	93,503	8,821	102,324	23,698	8,112	31,810
Affordable Housing Program assessments	9,761	882	10,643	2,394	811	3,205
Net income	$83,742	$7,939	$91,681	$21,304	$7,301	$28,605

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
March 31, 2023	$64,957,338	$7,732,298	$72,689,636
December 31, 2022	64,597,325	7,686,455	72,283,780

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

	March 31, 2023
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$62,685	$62,685	$62,685	$—	$—	$—
Interest-bearing deposits	580,868	580,868	580,826	42	—	—
Securities purchased under agreements to resell	5,625,000	5,625,000	—	5,625,000	—	—
Federal funds sold	2,713,000	2,713,000	—	2,713,000	—	—
Trading securities	394,500	394,500	—	394,500	—	—
AFS securities	13,315,166	13,315,166	—	13,315,166	—	—
HTM securities	4,563,538	4,494,347	—	4,494,347	—	—
Advances	36,950,032	36,734,025	—	36,734,025	—	—
Mortgage loans held for portfolio, net	7,732,298	7,020,316	—	7,014,330	5,986	—
Accrued interest receivable	155,856	155,856	—	155,856	—	—
Derivative assets, net	490,129	490,129	—	704,143	—	(214,014)
Grantor trust assets (2)	55,357	55,357	55,357	—	—	—

Liabilities:
Deposits	582,078	582,075	—	582,075	—	—
Consolidated obligations:
Discount notes	23,171,249	23,177,238	—	23,177,238	—	—
Bonds	43,706,985	42,703,533	—	42,703,533	—	—
Loans from other FHLBanks	500,000	500,000	—	500,000	—	—
Accrued interest payable	217,382	217,382	—	217,382	—	—
Derivative liabilities, net	18,413	18,413	—	1,864,763	—	(1,846,350)
MRCS	372,487	372,487	372,487	—	—	—

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

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 16 - Estimated Fair Values in our 2022 Form 10-K. No significant changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	March 31, 2023
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$394,500	$—	$394,500	$—	$—
Total trading securities	394,500	—	394,500	—	—
AFS securities:
U.S. Treasury obligations	5,080,176	—	5,080,176	—	—
GSE and TVA debentures	1,874,349	—	1,874,349	—	—
GSE multifamily MBS	6,360,641	—	6,360,641	—	—
Total AFS securities	13,315,166	—	13,315,166	—	—
Derivative assets:
Interest-rate related	489,839	—	703,853	—	(214,014)
MDCs	290	—	290	—	—
Total derivative assets, net	490,129	—	704,143	—	(214,014)
Other assets:
Grantor trust assets	55,357	55,357	—	—	—
Total assets at recurring estimated fair value	$14,255,152	$55,357	$14,413,809	$—	$(214,014)

Derivative liabilities:
Interest-rate related	$18,391	$—	$1,864,741	$—	$(1,846,350)
MDCs	22	—	22	—	—
Total derivative liabilities, net	18,413	—	1,864,763	—	(1,846,350)
Total liabilities at recurring estimated fair value	$18,413	$—	$1,864,763	$—	$(1,846,350)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2022
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$2,230,248	$—	$2,230,248	$—	$—
Total trading securities	2,230,248	—	2,230,248	—	—
AFS securities:
U.S. Treasury obligations	4,209,674	—	4,209,674	—	—
GSE and TVA debentures	1,902,703	—	1,902,703	—	—
GSE MBS	6,067,460	—	6,067,460	—	—
Total AFS securities	12,179,837	—	12,179,837	—	—
Derivative assets:
Interest-rate related	434,371	—	921,129	—	(486,758)
MDCs	50	—	50	—	—
Total derivative assets, net	434,421	—	921,179	—	(486,758)
Other assets:
Grantor trust assets	53,166	53,166	—	—	—
Total assets at recurring estimated fair value	$14,897,672	$53,166	$15,331,264	$—	$(486,758)

Derivative liabilities:
Interest-rate related	$19,107	$—	$2,179,422	$—	$(2,160,315)
MDCs	102	—	102	—	—
Total derivative liabilities, net	19,209	—	2,179,524	—	(2,160,315)
Total liabilities at recurring estimated fair value	$19,209	$—	$2,179,524	$—	$(2,160,315)

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2023
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding	$63,768	$346,670	$410,438
Unused lines of credit (1)	1,063,716	—	1,063,716
Commitments to fund additional advances (2)	295,263	4,087	299,350
Commitments to fund or purchase mortgage loans, net (3)	57,356	—	57,356
Unsettled discount notes, at par	872	—	872

(1)    Maximum line of credit amount per member is $100,000.
(2)    Generally for periods up to six months.
(3)    Generally for periods up to 91 days.

Pledged Collateral. At March 31, 2023 and December 31, 2022, we had pledged cash collateral of $1,782,502 and $1,849,797, respectively, to counterparties and clearing agents. At March 31, 2023 and December 31, 2022, we had not pledged any securities as collateral.

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

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2023	2022
Net capital stock issuances (redemptions and repurchases)	$2,403	$(50,420)
Net advances (repayments)	(51,294)	(1,800,285)
Mortgage loan purchases	3,123	8,722

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2023		December 31, 2022
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$53,919	2%	$49,869	2%
Advances	809,184	2%	886,191	2%

The composition of our directors' financial institutions changed on January 1, 2023, due to changes in board membership resulting from the 2022 director election.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLB System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. However, no loans were made to any FHLBank during the three months ended March 31, 2023 and none were outstanding at March 31, 2023 or December 31, 2022. On March 31, 2023, the Bank borrowed $500,000 from another FHLBank and repaid it on the next business day. No borrowings from any FHLBank were outstanding at December 31, 2022.

DEFINED TERMS

advance: Secured loan to member, former member or Housing Associate
AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
bps: basis points
CDFI: Community Development Financial Institution
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO bond: Consolidated Obligation bond
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
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
OCI: Other Comprehensive Income (Loss)
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
UPB: Unpaid Principal Balance
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2022 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Economy and Financial Markets. U.S. economic growth slipped in the first quarter of 2023 amid still-high inflation and rising interest rates, adding to worries about a possible recession later this year.

First quarter U.S. real gross domestic product, according to the U.S. Commerce Department, rose at a seasonally adjusted annual rate of 1.1%, a significant slowdown from the fourth quarter 2022 annual rate of 2.6%. Businesses pulled back sharply, drawing down inventories, cutting equipment purchases and reducing housing investment. Consumer spending was a bright spot as a solid labor market continued to drive overall consumer spending. Consumers propped up growth with a surge of buying, fueled by an ability to spend from higher incomes and built up savings. However, consumer spending and hiring have more recently slowed along with other signs of a cooling economy. Retail sales, a partial picture of consumer spending, home sales and manufacturing output all fell in March.

The labor market remained relatively tight with historically low jobless claims and unemployment continuing at 3.5% in March 2023. Improving supply chains and reduced demand have relieved price pressures on goods, but services prices continued to climb in part because of wage gains. Federal Reserve officials are concerned that tight U.S. labor markets could sustain higher prices.

Inflation remained high. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, increased in the first quarter at an annual rate of 4.2%, according to the Commerce Department, up from an increase in the fourth quarter of 3.9% and well above their 2% target. The measure of core prices, which excludes food and energy, rose at an annual rate of 4.6% in March compared to a year earlier. Many economists see this core measure as a better measure of future inflation.

Many economists expect the economy to slow even more as the year progresses, predicting a recession in the second half of the year as the Federal Reserve's campaign to cool the economy and lower inflation will trigger spending cutbacks and job losses.

Analysts are watching to see whether recent banking stress following the failures of midsize banks leads to tighter lending conditions for businesses and households that weigh on the economy.

Adding to the economic uncertainty was a recent warning by the U.S. Treasury Secretary that the U.S. government could run out of funding to pay its bills by the beginning of June if Congress fails to raise the debt limit. By waiting until the last minute, she stated, Congress could risk "serious harm to business and consumer confidence, raise short-term borrowing costs for taxpayers and negatively impact the credit rating" of the U.S.

Conditions in U.S. Housing Markets. After slipping in 2022 to cap their worst year since 2014, home sales across the U.S., according to the National Association of Realtors ("NAR"), fell in March 2023 by 2.4%, a sluggish start to the crucial spring selling season as higher mortgage rates squashed momentum from the previous month. March sales fell 22% from a year earlier, primarily driven by higher home prices and higher mortgage interest rates.

Existing-home sales fell for the 12th straight month in January 2023, the slowest sales pace since November 2010, as the once-booming housing market has become a bigger drag on the U.S. economy. Surprisingly, existing-home sales surged in February, but after mortgage rates ticked higher, March sales resumed its extended period of declines.

The housing market's slowdown has started to weigh on price growth, which has fallen on an annual basis for two consecutive months for the first time in 11 years. Despite the sharp decline in sales, home prices had risen in 2022 on a year-over-year basis, in part because supply remained tight. But price growth has slowed. According to the NAR, the median sales price of an existing home was down in March by 1.4% from a year earlier.

The Federal Reserve's rate increases have fueled higher mortgage rates. In mid-April the average rate on a 30-year fixed-rate mortgage, according to Freddie Mac, was 6.49%, up from 5.11% a year earlier.

With sustained price appreciation and higher mortgage rates, affordability continues to be a challenge for potential home buyers.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting in February 2023, the FOMC raised the target range for the federal funds rate by another 25 bps to 4.50% to 4.75% and, at its meeting in March 2023, it raised the target range by another 25 bps to 4.75 to 5.00%

The following table presents certain key interest rates.

	Average for Three Months Ended		Period End
	March 31,		March 31,	December 31,
	2023	2022	2023	2022
Federal Funds Effective	4.52%	0.12%	4.83%	4.33%
SOFR	4.50%	0.09%	4.87%	4.30%
Overnight LIBOR	4.50%	0.12%	4.80%	4.32%
1-week Overnight-Indexed Swap	4.55%	0.15%	4.82%	4.34%
3-month LIBOR	4.92%	0.53%	5.19%	4.77%
3-month U.S. Treasury yield	4.71%	0.29%	4.75%	4.37%
2-year U.S Treasury yield	4.36%	1.45%	4.03%	4.43%
10-year U.S. Treasury yield	3.65%	1.95%	3.47%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. Investors use the 10-year Treasury yield as an indicator of investor confidence. In recent periods, the 2-year rate has been consistently higher than the 10-year rate, and the 3-month rate nudged above the 10-year rate for the first time since before the COVID-19 pandemic. That change inverted what many regard as a critical relationship in the U.S. yield curve, signaling a coming recession.

At its meeting on May 3, 2023, the FOMC decided to raise the target range for the federal funds rate by another 25 bps to 5.00% to 5.25%.

The FOMC stated that "Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring and inflation. The extent of these effects remain uncertain. The Committee remains highly attentive to inflation risks. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run."

"In determining the extent to which additional policy firming may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments."

"In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS, as described in its previously announce plans."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2023 and 2022. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2023	2022	$ Change	% Change
Net interest income	$104	$65	$39	60%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for credit losses	104	65	39	60%
Other income (loss)	30	(7)	37
Other expenses	31	26	5
Income before assessments	103	32	71	222%
AHP assessments	11	3	8
Net income	92	29	63	220%
Total other comprehensive income (loss)	(47)	(74)	27

Total comprehensive income (loss)	$45	$(45)	$90	197%

The increase in net income for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven by the increase in market interest rates, and net gains on the extinguishments of certain consolidated obligations.

The changes in total OCI for the three months ended March 31, 2023 compared to the corresponding period in the prior year were substantially due to unrealized losses on AFS securities, in particular investments in MBS.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended March 31,
Ratios	2023	2022
Return on average assets	0.53%	0.20%
Return on average equity	10.86%	3.26%

Changes in Financial Condition for the Three Months Ended March 31, 2023. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2023	December 31, 2022	$ Change	% Change
Advances	$36,950	$36,683	$267	1%
Mortgage loans held for portfolio, net	7,732	7,687	45	1%
Liquidity investments (1)	9,377	10,805	(1,428)	(13)%
Other investment securities (2)	17,879	16,420	1,459	9%
Other assets	752	689	63	9%
Total assets	$72,690	$72,284	$406	1%

Consolidated obligations	$66,878	$67,270	$(392)	(1)%
MRCS	372	373	(1)	—%
Other liabilities	1,869	1,257	612	49%
Total liabilities	69,119	68,900	219	—%

Capital stock	2,292	2,123	169	8%
Retained earnings (3)	1,352	1,287	65	5%
AOCI	(73)	(26)	(47)	(185)%
Total capital	3,571	3,384	187	6%

Total liabilities and capital	$72,690	$72,284	$406	1%

Total regulatory capital (4)	$4,016	$3,783	$233	6%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and trading securities.
(2)    Includes AFS and HTM securities.
(3)    Includes restricted retained earnings at March 31, 2023 and December 31, 2022 of $341 million and $323 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at March 31, 2023 were $72.7 billion, a net increase of $406 million, or 1%, from December 31, 2022, driven primarily by a net increase in other investment securities, substantially offset by a net decrease in liquidity investments.

Advances outstanding at March 31, 2023, at carrying value, totaled $37.0 billion, a net increase of $267 million, or 1%, from December 31, 2022. The par value of advances outstanding increased by 0.1% to $37.3 billion, which included a net increase in long-term advances of 6% and a net decrease in short-term advances of 9%. The par value of advances outstanding to depository institutions — comprising commercial banks, savings institutions and credit unions — decreased by 0.3%, while advances outstanding to insurance companies increased by 0.7%.

Purchases of mortgage loans from the Bank's members for the three months ended March 31, 2023 totaled $196 million. Mortgage loans held for portfolio at March 31, 2023 totaled $7.7 billion, a net increase of $45 million, or 1%, from December 31, 2022, as the Bank's purchases slightly exceeded principal repayments by borrowers.

Liquidity investments, which consist of cash and short-term investments as well as U.S. Treasury obligations, at March 31, 2023 totaled $9.4 billion, a net decrease of $1.4 billion, or 13%, from December 31, 2022. Cash and short-term investments increased by $406 million, or 5%, to $9.0 billion to support actual and potential demand for advances during the first quarter. U.S. Treasury obligations, classified as trading securities, decreased by $1.8 billion, or 82%, to $395 million, as all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as available-for-sale. As a result, cash and short-term investments represented 96% of the total liquidity investments at March 31, 2023, while U.S. Treasury obligations represented 4%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at March 31, 2023 totaled $17.9 billion, a net increase of $1.5 billion, or 9%, from December 31, 2022, due to purchases of U.S. Treasury obligations and MBS.

The Bank's consolidated obligations outstanding at March 31, 2023 totaled $66.9 billion, a net decrease of $392 million, or 1%, from December 31, 2022, which reflected slightly lower funding needs.

Total capital at March 31, 2023 was $3.6 billion, a net increase of $187 million, or 6%, from December 31, 2022. The net increase primarily resulted from issuances of capital stock to support the increase in advances.

The Bank's regulatory capital-to-assets ratio at March 31, 2023 was 5.53%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates, and legislative and regulatory actions continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three Months Ended March 31, 2023 and 2022.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended March 31, 2023 totaled $819 million, an increase of $699 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates.

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended March 31, 2023 totaled $715 million, an increase of $660 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates.

Net Interest Income. As a result, net interest income is our primary source of earnings. The increase in net interest income for the three months ended March 31, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven by the increase in market interest rates.

For the hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $0.3 million for the three months ended March 31, 2023, compared to net hedging gains of $2 million for the corresponding period in the prior year.

Our net gains (losses) on derivatives fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date, which may result in a realized gain or loss. For more information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities in our 2022 Form 10-K.

The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Securities purchased under agreements to resell	$2,826	$32	4.59%	$3,161	$1	0.12%
Federal funds sold	4,052	45	4.55%	2,885	1	0.12%
MBS (3)(4)	10,724	141	5.32%	10,343	25	0.99%
Other investment securities (3)(4)	7,511	83	4.45%	7,248	10	0.57%
Advances (4)	36,630	434	4.81%	26,464	35	0.54%
Mortgage loans held for portfolio (4) (5)	7,710	58	3.04%	7,658	48	2.53%
Other assets (interest-earning) (6)	2,388	26	4.46%	810	—	0.15%
Total interest-earning assets	71,841	819	4.62%	58,569	120	0.84%
Other assets (7)	(1,093)			276
Total assets	$70,748			$58,845

Liabilities and Capital:
Interest-bearing deposits	$722	7	4.28%	$1,347	—	0.03%
Discount notes	23,328	257	4.46%	12,830	4	0.12%
CO bonds (4)	42,224	447	4.29%	40,430	51	0.52%
MRCS	372	4	4.47%	48	—	2.05%
Other borrowings	6	—	4.87%	—	—	—%
Total interest-bearing liabilities	66,652	715	4.35%	54,655	55	0.41%
Other liabilities	673			633
Capital stock	2,174			2,186
All other components of capital	1,249			1,371
Total liabilities and capital	$70,748			$58,845

Net interest income		$104			$65

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.27%			0.43%

Net interest margin (8)			0.59%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.08			1.06

(1)    Includes hedging gains (losses) on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
(2)    Annualized.
(3)    The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI.
(4)    Except for AFS securities, interest income/expense and average yield/cost of funds include all components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships, including those hedging trading securities.

(5)    Includes non-accrual loans.
(6)    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
(7)    Includes cumulative changes in the estimated fair value of AFS securities and grantor trust assets.
(8)    Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2023 increased by 23% compared to the corresponding period in 2022. The average balances of advances increased by 38%, reflecting higher member utilization of advances. The average balances outstanding of interest-bearing liabilities for the three months ended March 31, 2023 increased by 22% compared to the corresponding period in 2022. The average balances of discount notes increased by 82%, reflecting a change in mix of funding. Such increase in this previously lower-costing liability resulted in a disproportionate increase in interest expense. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 33%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended March 31, 2023 was 4.62%, an increase of 378 bps compared to the corresponding period in 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended March 31, 2023 was 4.35%, an increase of 394 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was a decrease in the overall net interest spread compared to the corresponding period in 2022.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2023	2022
Net unrealized gains (losses) on trading securities (1)	$12	$(7)
Net realized gains (losses) on trading securities (2)	(4)	(17)
Net gains (losses) on trading securities	8	(24)

Net gains (losses) on derivatives hedging trading securities	(11)	24
Net gains (losses) on other derivatives not designated as hedging instruments	—	(2)
Net interest settlements on economic derivatives (3)	10	(2)
Net gains (losses) on derivatives	(1)	20

Net gains on extinguishment of debt	20	—
Change in fair value of investments indirectly funding the liabilities under the SERP	2	(4)
Other, net	1	1

Total other income (loss)	$30	$(7)

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

The increase in total other income for the three months ended March 31, 2023 compared to the corresponding period in 2022 was due to net gains on debt extinguishments and net interest settlements received, particularly on swaps hedging trading securities.

In the first quarter of 2023, we retired two CO bonds prior to their contractual maturity dates and recognized net gains on debt extinguishment of $20 million. Such a significant gain is not expected to be a recurring component of other income or net income.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2023	2022
Compensation and benefits	$17	$13
Other operating expenses	7	7
Finance Agency and Office of Finance	3	3
Voluntary contributions to AHP and/or related programs	3	1
Other	1	2

Total other expenses	$31	$26

The net increase in total other expenses for the three months ended March 31, 2023 compared to the corresponding period in 2022 was primarily due to an increase in compensation and benefits. Such increase was primarily due to excise tax refunds received in 2022 that were not received in 2023, an increase in employee headcount and increases in compensation due to inflation and conditions in the labor market.

Additionally, our voluntary contributions to AHP and/or related programs increased as a result of our increase in income before assessments. These amounts represent 2.5% of net earnings accrued for voluntary contributions to our AHP or voluntary allocations to affordable housing, small business and community investment programs.

AHP Assessments. For the three months ended March 31, 2023, our required AHP expense was $11 million. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2023 and 2022 consisted substantially of net unrealized losses on AFS securities, which represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional	2023	2022
Net interest income	$91	$53
Provision for (reversal of) credit losses	—	—
Other income (loss)	30	(7)
Other expenses	27	22
Income before assessments	94	24
AHP assessments	10	2

Net income	$84	$22

The increase in net income for the traditional segment for the three months ended March 31, 2023 compared to the corresponding period in 2022 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven by the increase in market interest rates, and net gains on the extinguishments of certain consolidated obligations.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2023	2022
Net interest income	$13	$12
Provision for (reversal of) credit losses	—	—
Other income (loss)	—	—
Other expenses	4	4
Income before assessments	9	8
AHP assessments	1	1

Net income	$8	$7

The increase in net income for the mortgage loans segment for the three months ended March 31, 2023 compared to the corresponding period in 2022 was substantially due to lower amortization of mortgage purchase premiums resulting from lower principal prepayments by borrowers.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2023		December 31, 2022
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$36,950	51%	$36,683	51%
Mortgage loans held for portfolio, net	7,732	11%	7,687	11%
Cash and short-term investments	8,982	12%	8,575	12%
Trading securities	395	1%	2,230	3%
MBS	10,925	15%	10,307	14%
Other investment securities	6,954	9%	6,113	8%
Other assets (1)	752	1%	689	1%

Total assets	$72,690	100%	$72,284	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of March 31, 2023 were $72.7 billion, a net increase of $406 million, or 1%, compared to December 31, 2022, primarily driven by a net increase in MBS and other investment securities, substantially offset by a net decrease in trading securities. The mix of our assets at March 31, 2023 changed slightly compared to December 31, 2022 in that all of our purchases of U.S. Treasury obligations in 2023 have been classified as AFS securities included in other investment securities.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2023 at carrying value totaled $37.0 billion, a net increase of $267 million, or 1%, compared to December 31, 2022. This increase reflects demand by our members for advances to support their liquidity needs, rising market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment.
Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value at March 31, 2023, advances to depository institutions were 64%, while advances to insurance companies were 36%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2023		December 31, 2022
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,428	42%	$13,920	37%
Credit unions	4,986	13%	5,163	14%
Former members	3,370	9%	4,772	13%
Total depository institutions	23,784	64%	23,855	64%

Insurance companies:
Captive insurance company (1)	213	1%	213	1%
Other insurance companies	13,317	35%	13,217	35%
Former members	5	—%	5	—%
Total insurance companies	13,535	36%	13,435	36%

CDFIs	1	—%	1	—%

Total advances outstanding	$37,320	100%	$37,291	100%

(1)    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Rule on FHLBank Membership Rule, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer are not required to be repaid prior to their various maturity dates through 2024.

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

	March 31, 2023		December 31, 2022
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options (1)
Due in 1 year or less	$11,558	31%	$13,592	36%
Due after 1 through 5 years	8,566	23%	7,559	20%
Due after 5 through 15 years	2,229	6%	1,696	5%
Thereafter	14	—%	15	—%
Total	22,367	60%	22,862	61%

Callable or prepayable
Due in 1 year or less	—	—%	2	—%
Due after 1 through 5 years	50	—%	—	—%
Due after 5 through 15 years	41	—%	41	—%
Total	91	—%	43	—%

Putable
Due in 1 year or less	120	—%	5	—%
Due after 1 through 5 years	1,251	4%	1,296	4%
Due after 5 through 15 years	7,098	19%	7,191	19%
Total	8,469	23%	8,492	23%

Total fixed-rate	30,927	83%	31,397	84%

Variable-rate:
Without call or put options
Due in 1 year or less	451	1%	515	2%
Due after 1 through 5 years	170	—%	160	—%
Total	621	1%	675	2%

Callable or prepayable
Due in 1 year or less	1,068	3%	403	1%
Due after 1 through 5 years	2,941	8%	3,011	8%
Due after 5 through 15 years	1,408	4%	1,450	4%
Thereafter	355	1%	355	1%
Total	5,772	16%	5,219	14%

Total variable-rate	6,393	17%	5,894	16%

Total advances	$37,320	100%	$37,291	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.

During the three months ended March 31, 2023, the par value of advances due in one year or less decreased by 9%, while advances due after one year increased by 6%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 35% at March 31, 2023, a decrease from 39% at December 31, 2022. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at March 31, 2023 and December 31, 2022 totaled 50% and 54%, respectively. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	March 31, 2023	December 31, 2022
SOFR	$2,338	$2,401
FHLBanks cost of funds	1,966	1,870
LIBOR	1,159	1,278
Other	930	345
Total variable-rate advances, at par value	$6,393	$5,894

The reduction in LIBOR-indexed advances is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR or other indexes. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at March 31, 2023, at carrying value, totaled $7.7 billion, a net increase of $45 million, or 1%, from December 31, 2022, as the Bank's purchases exceeded principal repayments.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans Activity	2023	2022
Balance, beginning of period	$7,533	$7,434
Purchases	194	453
Principal repayments	(146)	(361)
Balance, end of period	$7,581	$7,526

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	March 31, 2023		December 31, 2022
Components	Carrying Value	% of Total	Carrying Value	% of Total
Cash and short-term investments:
Cash and due from banks	$63	—%	$21	—%
Interest-bearing deposits	581	2%	856	3%
Securities purchased under agreements to resell	5,625	21%	4,550	17%
Federal funds sold	2,713	10%	3,148	12%
Total cash and short-term investments	8,982	33%	8,575	32%

Trading securities:
U.S. Treasury obligations	395	1%	2,230	8%
Total trading securities	395	1%	2,230	8%

Total liquidity investments	9,377	34%	10,805	40%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,080	19%	4,210	16%
GSE and TVA debentures	1,874	7%	1,903	7%
GSE multifamily MBS	6,361	23%	6,067	22%
Total AFS securities	13,315	49%	12,180	45%

HTM securities:
Other U.S. obligations single-family MBS	3,332	12%	2,992	11%
GSE single-family MBS	605	2%	620	2%
GSE multifamily MBS	627	3%	628	2%
Total HTM securities	4,564	17%	4,240	15%

Total other investment securities	17,879	66%	16,420	60%

Total cash and investments, carrying value	$27,256	100%	$27,225	100%

Liquidity Investments.

Cash and Short-Term Investments. Cash and short-term investments at March 31, 2023 totaled $9.0 billion, an increase of $406 million, or 5%, from December 31, 2022 to support the actual and potential demand for advances. Cash and short-term investments as a percent of total assets at March 31, 2023 and December 31, 2022 totaled 12%.

Trading Securities. The Bank has purchased U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at March 31, 2023 totaled $395 million, a decrease of $1.8 billion, or 82%, from December 31, 2022, as all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as AFS.

Liquidity investments at March 31, 2023 totaled $9.4 billion, a decrease of $1.4 billion, or 13%, from December 31, 2022. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Other Investment Securities. AFS securities at March 31, 2023 totaled $13.3 billion, a net increase of $1.1 billion, or 9%, from December 31, 2022. The increase resulted from purchases of U.S. Treasury obligations and MBS.

Net unrealized losses on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at March 31, 2023 totaled $(58) million, an increase in the losses of $48 million compared to December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2023 totaled $4.6 billion, a net increase of $323 million, or 8%, from December 31, 2022. The net increase resulted primarily from purchases of MBS, partially offset by principal payments and maturities of these securities.

Net unrecognized losses on HTM securities at March 31, 2023 totaled $(69) million, a decrease in the losses of $15 million compared to December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2023		December 31, 2022
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$6,936	52%	$6,091	50%
Total MBS fixed-rate	6,437	48%	6,099	50%

Total AFS securities	$13,373	100%	$12,190	100%

HTM Securities:
Total MBS fixed-rate	$204	4%	$204	5%
Total MBS variable-rate	4,360	96%	4,036	95%

Total HTM securities	$4,564	100%	$4,240	100%

AFS and HTM securities:
Total fixed-rate	$13,577	76%	$12,394	75%
Total variable-rate	4,360	24%	4,036	25%

Total AFS and HTM securities	$17,937	100%	$16,430	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2023 changed slightly from December 31, 2022, primarily due to purchases of fixed-rate U.S. Treasury obligations. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

The following table presents our variable-rate MBS outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	March 31, 2023	December 31, 2022
SOFR	$2,410	$1,994
LIBOR	1,927	2,018
Total variable-rate MBS, at principal amount	$4,337	$4,012

The reduction in LIBOR-indexed MBS is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Total Liabilities. Total liabilities at March 31, 2023 were $69.1 billion, a net increase of $219 million, or 0.3%, from December 31, 2022.

Deposits (Liabilities). Total deposits at March 31, 2023 were $582 million, a net decrease of $14 million, or 2%, from December 31, 2022. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at March 31, 2023 totaled $66.9 billion, a net decrease of $392 million, or 1%, from December 31, 2022, which reflected slightly lower funding needs.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2023		December 31, 2022
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$23,282	34%	$27,534	40%
CO bonds	12,141	18%	10,016	14%
Total due in 1 year or less	35,423	52%	37,550	54%
Long-term CO bonds	33,275	48%	31,986	46%

Total consolidated obligations	$68,698	100%	$69,536	100%

The mix of our funding has changed from December 31, 2022 as discount notes outstanding decreased and CO bonds outstanding increased, primarily due to the decrease in short-term advances. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

All of our variable-rate CO bonds outstanding at March 31, 2023 and December 31, 2022 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2023	December 31, 2022
Advances	$23,416	$24,038
Investments	15,688	15,936
Mortgage loans MDCs	115	61
CO bonds	34,527	30,940
Discount notes	2,000	2,000

Total notional outstanding	$75,746	$72,975

The increase in the total notional amount outstanding during the three months ended March 31, 2023 of $2.8 billion, or 4%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in long-term CO bonds.

The following table presents the notional amounts of derivatives (cleared and uncleared) indexed to a variable interest rate ($ amounts in millions).

Variable Interest-Rate Index	March 31, 2023	December 31, 2022
SOFR	$55,785	$50,344
EFFR	13,218	14,016
LIBOR	6,629	8,554
Total variable rate, at notional	$75,632	$72,914

The reduction in LIBOR-indexed derivatives is due to our continued steps to transition our LIBOR-linked financial instruments and contracts to SOFR. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	March 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(376)	$(816)	$1,733	$541
Estimated fair value of associated derivatives, net	376	1,062	(1,744)	(306)

Net cumulative fair-value hedging basis adjustments	$—	$246	$(11)	$235

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with the Fannie Mae Delegated Underwriting and Servicing MBS and entering into hedging relationships with new interest-rate swaps in connection with our LIBOR transition.

Total Capital. Total capital at March 31, 2023 was $3.6 billion, a net increase of $187 million, or 6%, from December 31, 2022. The net increase primarily resulted from issuances of capital stock to support the increase in advances.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2023	December 31, 2022
Capital stock	64%	63%
Retained earnings	38%	38%
AOCI	(2)%	(1)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2023 compared to December 31, 2022 were primarily due to issuances of capital stock and an increase in unrealized losses on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2023	December 31, 2022
Total GAAP capital	$3,571	$3,384
Exclude: AOCI	73	26
Add: MRCS	372	373
Total regulatory capital	$4,016	$3,783

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the three months ended March 31, 2023, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $129.6 billion.

Changes in Cash Flow. Net cash used in operating activities for the three months ended March 31, 2023 was $96 million, compared to net cash provided by operating activities for the three months ended March 31, 2022 of $559 million. The net change in cash provided of $655 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	March 31, 2023		December 31, 2022
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,029	38%	$889	36%
Credit unions	422	16%	409	16%
Total depository institutions	1,451	54%	1,298	52%
Insurance companies	841	32%	825	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,292	86%	2,123	85%

MRCS:
Captive insurance company (1)	10	—%	10	—%
Other former members	362	14%	363	15%

Total MRCS	372	14%	373	15%

Total regulatory capital stock	$2,664	100%	$2,496	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be redeemed until the associated credit products and other obligations are no longer outstanding.

Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	March 31, 2023	December 31, 2022
Required capital stock:
Member capital stock	$1,745	$1,678
MRCS	162	225
Total required capital stock	1,907	1,903

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	547	445
Member capital stock subject to outstanding redemption requests	—	—
MRCS	210	148
Total excess capital stock	757	593

Total regulatory capital stock	$2,664	$2,496

Excess stock as a percentage of regulatory capital stock	28%	24%

The increase in required capital stock during the three months ended March 31, 2023 resulted from elevated disbursements of short-term advances during the period. However, for those advances that matured by period end, the associated capital stock was reclassified to excess stock.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended March 31,
	2023	2022
Weighted-average dividend rate (1)	4.84%	2.31%
Dividend payout ratio (2)	27.55%	45.46%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS.
(2)    Dividends paid in cash during the period divided by net income for the period.

Even though the dividend rate for the three months ended March 31, 2023 was significantly higher than the rate for the corresponding period in 2022, the dividend payout ratio was lower due to the significant increase in net income, which was partially due to a non-recurring gain on the extinguishment of debt.

On April 27, 2023, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 6.75% and on Class B-1 non-activity-based stock at an annualized rate of 2.25%, resulting in a spread between the rates of 4.50 percentage points. The overall weighted-average annualized rate paid was 5.44%. The dividends were paid in cash on April 28, 2023.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at March 31, 2023 and December 31, 2022 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2023	December 31, 2022
Credit risk	$192	$203
Market risk	261	173
Operational risk	136	113

Total risk-based capital requirement	$589	$489

Permanent capital	$4,017	$3,782

Permanent capital as a percentage of required risk-based capital	682%	773%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, option-adjusted spreads and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at March 31, 2023 remained well in excess of our total risk-based capital requirement.

Critical Accounting Estimates

A full discussion of our critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in our 2022 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Issued Accounting Guidance.

Legislative and Regulatory Developments. The following is a summary of significant regulatory actions and developments for the period covered by this report that have not been previously disclosed.

Consumer Financial Protection Bureau ("CFPB") Final Rule on Small Business Lending Data. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. We will be subject to data collection and reporting obligations if we have originated 100 or more covered credit transactions to small businesses in each of the two preceding calendar years. The earliest we could be subject to the rule’s obligations is October 1, 2024. We are assessing whether our activities will trigger compliance obligations and, if they will, what operational changes will be necessary as a result. While we are still analyzing the impact of the rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The proposal is open for public comment through June 26, 2023. We are evaluating the potential impact of the proposed rule on us and our operations.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For more information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2022 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2023, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

	March 31, 2023
Country	AA	A	Total
Domestic	$—	$581	$581
Australia	1,275	—	1,275
Canada	—	1,088	1,088
Netherlands	—	350	350
Total unsecured credit exposure	$1,275	$2,019	$3,294

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At March 31, 2023, these investments totaled 288% of total regulatory capital.

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

	March 31, 2023
Investment	AA	A	Unrated (1)	Total
Short-term investments:
Interest-bearing deposits	$—	$581	$—	$581
Securities purchased under agreements to resell	500	4,750	375	5,625
Federal funds sold	1,275	1,438	—	2,713
Total short-term investments	1,775	6,769	375	8,919

Trading securities:
U.S. Treasury obligations	395	—	—	395
Total trading securities	395	—	—	395

Other investment securities:
U.S. Treasury obligations	5,080	—		5,080
GSE and TVA debentures	1,874	—	—	1,874
GSE MBS	7,593	—	—	7,593
Other U.S. obligations - guaranteed RMBS	3,332	—	—	3,332
Total other investment securities	17,879	—	—	17,879

Total investments, carrying value	$20,049	$6,769	$375	$27,193

Percentage of total	74%	25%	1%	100%

(1)    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

LRA Activity	Three Months Ended March 31, 2023
Liability, beginning of period	$235
Additions	2
Claims paid	—
Distributions to Participating Financial Institutions	(1)
Liability, end of period	$236

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	March 31, 2023
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$192	$8	$(8)	$—
Liability positions with credit exposure
Uncleared derivatives - A	14,554	(402)	409	7
Cleared derivatives (1)	29,727	(36)	519	483
Total derivative positions with credit exposure to non-member counterparties	44,473	(430)	920	490
Total derivative positions with credit exposure to member institutions (2)	48	—	—	—
Subtotal - derivative positions with credit exposure	44,521	$(430)	$920	$490
Derivative positions without credit exposure	31,225

Total derivative positions	$75,746

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	March 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,625	$3,639	$3,646	$3,654	$3,655
Percent change in MVE from base	(0.6)%	(0.2)%	—%	0.2%	0.3%
MVE/book value of equity	91.9%	92.3%	92.5%	92.7%	92.7%
Duration of equity	(0.6)	(0.2)	(0.2)	(0.2)	0.1

	December 31, 2022
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,416	$3,431	$3,437	$3,441	$3,439
Percent change in MVE from base	(0.6)%	(0.2)%	—%	0.1%	0.1%
MVE/book value of equity	90.9%	91.4%	91.5%	91.6%	91.6%
Duration of equity	(0.6)	(0.3)	(0.1)	(0.1)	0.2

The changes in those key metrics from December 31, 2022 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at March 31, 2023 and December 31, 2022 was (0.04)% and (0.03)% , respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2022 Form 10-K.

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

For more information, see Item 1A. Risk Factors - Changes in Response to the Replacement of the LIBOR Benchmark Interest Rate Could Adversely Affect Our Business, Financial Condition and Results of Operations. and Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2022 Form 10-K.

The following table presents our LIBOR-rate indexed financial instruments outstanding at March 31, 2023 and December 31, 2022 by year of maturity ($ amounts in millions).

	March 31, 2023
LIBOR-Indexed Financial Instruments	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$34	$1,125	$1,159	3%
MBS, par value (2)	—	1,927	1,927	18%
Total	$34	$3,052	$3,086

Interest-rate swaps - receive leg, notional (2):
Cleared	$379	$2,187	$2,566	9%
Uncleared	54	2,248	2,302	5%
Total	$433	$4,435	$4,868

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$850	$300	$1,150	4%
Total	$850	$300	$1,150

Other derivatives, notional:
Interest-rate caps held (2)	$—	$611	$611	75%

	December 31, 2022
LIBOR-Indexed Financial Instruments	Through June 30, 2023	Thereafter	Total	% of Total Outstanding
Assets:
Advances, par value (1)	$48	$1,230	$1,278	3%
MBS, par value (2)	—	2,018	2,018	18%
Total	$48	$3,248	$3,296

Interest-rate swaps - receive leg, notional (2):
Cleared	$760	$2,188	$2,948	10%
Uncleared	64	2,431	2,495	6%
Total	$824	$4,619	$5,443

Liabilities:
Interest-rate swaps - pay leg, notional (2):
Cleared	$2,200	$300	$2,500	9%
Total	$2,200	$300	$2,500

Other derivatives, notional:
Interest-rate caps held (2)	$—	$611	$611	100%

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

As of March 31, 2023, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2022 Form 10-K.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 11, 2023	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer