Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Indianapolis
filed 2023-08-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2023
Class A Stock, par value $100	—
Class B Stock, par value $100	27,591,957

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$63,585	$21,161
Interest-bearing deposits (Note 3)	817,845	856,060
Securities purchased under agreements to resell (Note 3)	4,400,000	4,550,000
Federal funds sold (Note 3)	5,027,000	3,148,000
Trading securities (Note 3)	345,258	2,230,248
Available-for-sale securities (Note 3) (amortized cost of $13,586,588 and $12,189,776)	13,590,583	12,179,837
Held-to-maturity securities (Note 3) (estimated fair values of $4,752,998 and $4,156,218)	4,837,706	4,240,201
Advances (Note 4)	36,234,221	36,682,459
Mortgage loans held for portfolio, net (Note 5)	7,899,050	7,686,455
Accrued interest receivable	156,432	152,867
Derivative assets, net (Note 6)	546,750	434,421
Loans to other FHLBanks	250,000	—
Other assets	102,022	102,071

Total assets	$74,270,452	$72,283,780

Liabilities:
Deposits	$663,307	$595,907
Consolidated obligations (Note 7):
Discount notes	20,199,909	27,387,492
Bonds	48,508,086	39,882,454
Total consolidated obligations, net	68,707,995	67,269,946
Accrued interest payable	283,062	162,584
Affordable Housing Program payable (Note 8)	53,135	38,170
Derivative liabilities, net (Note 6)	29,572	19,209
Mandatorily redeemable capital stock (Note 9)	370,622	372,503
Other liabilities	379,107	441,763

Total liabilities	70,486,800	68,900,082

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 23,804,903 and 21,231,253	2,380,490	2,123,125
Retained earnings:
Unrestricted	1,054,312	963,812
Restricted	359,161	322,552
Total retained earnings	1,413,473	1,286,364
Total accumulated other comprehensive income (loss) (Note 10)	(10,311)	(25,791)

Total capital	3,783,652	3,383,698

Total liabilities and capital	$74,270,452	$72,283,780
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income:
Advances	$491,756	$67,562	$925,984	$102,603
Interest-bearing deposits	31,641	2,623	57,894	2,913
Securities purchased under agreements to resell	39,717	6,066	71,667	6,971
Federal funds sold	65,898	7,682	111,385	8,524
Trading securities	2,291	8,347	5,368	13,792
Available-for-sale securities	200,507	38,563	372,226	61,008
Held-to-maturity securities	59,055	9,033	107,480	16,544
Mortgage loans held for portfolio	59,128	51,467	116,883	99,268
Other interest income	149	22	150	22
Total interest income	950,142	191,365	1,769,037	311,645

Interest Expense:
Consolidated obligation discount notes	269,398	26,535	526,174	30,188
Consolidated obligation bonds	543,752	99,192	990,426	150,891
Deposits	8,896	1,547	16,514	1,646
Mandatorily redeemable capital stock	4,370	269	8,480	514
Other interest expense	133	—	201	—
Total interest expense	826,549	127,543	1,541,795	183,239

Net interest income	123,593	63,822	227,242	128,406
Provision for (reversal of) credit losses	(3)	(38)	(2)	(60)

Net interest income after provision for credit losses	123,596	63,860	227,244	128,466

Other Income:
Net gains (losses) on trading securities	758	(14,220)	9,072	(38,415)
Net gains on derivatives	4,970	17,203	3,607	37,197
Net gains on extinguishment of debt	—	—	19,846	—
Other, net	3,423	(4,681)	6,773	(7,882)
Total other income (loss)	9,151	(1,698)	39,298	(9,100)

Other Expenses:
Compensation and benefits	14,878	13,411	31,713	26,367
Other operating expenses	8,630	7,756	16,030	14,850
Federal Housing Finance Agency	1,711	1,801	3,423	3,717
Office of Finance	1,007	1,081	2,080	2,498
Other	4,522	2,154	8,973	4,165
Total other expenses	30,748	26,203	62,219	51,597

Income before assessments	101,999	35,959	204,323	67,769

Affordable Housing Program assessments	10,637	3,623	21,280	6,828

Net income	$91,362	$32,336	$183,043	$60,941
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$91,362	$32,336	$183,043	$60,941

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	61,911	(45,228)	13,934	(119,691)

Pension benefits, net	1,206	329	1,546	789

Total other comprehensive income (loss)	63,117	(44,899)	15,480	(118,902)

Total comprehensive income (loss)	$154,479	$(12,563)	$198,523	$(57,961)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2023 and 2022
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2023	22,922	$2,292,192	$1,011,191	$340,888	$1,352,079	$(73,428)	$3,570,843

Total comprehensive income			73,089	18,273	91,362	63,117	154,479

Proceeds from issuance of capital stock	886	88,609					88,609

Redemption/repurchase of capital stock	(3)	(311)					(311)

Cash dividends on capital stock (5.59% annualized)			(29,968)	—	(29,968)		(29,968)

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

Balance, March 31, 2022	21,215	$2,121,541	$899,750	$292,924	$1,192,674	$59,055	$3,373,270

Total comprehensive income (loss)			25,869	6,467	32,336	(44,899)	(12,563)

Proceeds from issuance of capital stock	1,293	129,294					129,294

Cash dividends on capital stock (2.47% annualized)			(13,290)	—	(13,290)		(13,290)

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2023 and 2022
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Total comprehensive income			146,434	36,609	183,043	15,480	198,523

Proceeds from issuance of capital stock	2,577	257,689					257,689

Redemption/repurchase of capital stock	(3)	(311)					(311)

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (4.98% annualized)			(55,934)	—	(55,934)		(55,934)

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income (loss)			48,753	12,188	60,941	(118,902)	(57,961)

Proceeds from issuance of capital stock	1,665	166,519					166,519

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.39% annualized)			(26,293)	—	(26,293)		(26,293)

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$183,043	$60,941
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	(2,909)	50,152
Changes in net derivative and hedging activities	(15,458)	751,617
Net (gains) on extinguishment of debt	(19,846)	—
Provision for (reversal of) credit losses	(2)	(60)
Net (gains) losses on trading securities	(9,072)	38,415
Other adjustments	213	—
Changes in:
Accrued interest receivable	(3,733)	(17,495)
Other assets	(1,055)	5,955
Accrued interest payable	120,610	37,075
Other liabilities	19,243	8,559
Total adjustments, net	87,991	874,218

Net cash provided by operating activities	271,034	935,159

Investing Activities:
Net change in:
Interest-bearing deposits	134,803	(1,219,223)
Securities purchased under agreements to resell	150,000	(1,000,000)
Federal funds sold	(1,879,000)	84,000
Trading securities:
Proceeds from maturities	1,400,000	1,600,000
Proceeds from sales	494,063	200,000
Purchases	—	(1,930,219)
Available-for-sale securities:
Proceeds from maturities and paydowns	161,480	503,910
Proceeds from sales	85,113	—
Purchases	(1,638,271)	(2,362,677)
Held-to-maturity securities:
Proceeds from maturities and paydowns	238,896	630,398
Proceeds from sales	9,769	—
Purchases	(922,252)	(51,312)
Advances:
Principal repayments	175,082,844	71,353,438
Disbursements to members	(174,713,799)	(74,888,350)
Mortgage loans held for portfolio:
Principal collections	331,922	600,449
Purchases from members	(546,639)	(771,838)
Purchases of premises, software, and equipment	(1,855)	(1,989)
Loans to other Federal Home Loan Banks:
Principal repayments	810,000	520,000
Disbursements	(1,060,000)	(520,000)

Net cash used in investing activities	(1,862,926)	(7,253,413)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Financing Activities:
Net change in deposits	73,370	(320,726)
Net proceeds (payments) on derivative contracts with financing elements	4,340	(1,118)
Net proceeds from issuance of consolidated obligations:
Discount notes	339,309,328	369,385,849
Bonds	16,099,923	10,677,690
Payments for matured and retired consolidated obligations:
Discount notes	(346,475,227)	(361,928,027)
Bonds	(7,576,968)	(12,277,200)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	500,000	—
Principal repayments	(500,000)	—
Proceeds from issuance of capital stock	257,689	166,519
Payments for redemption/repurchase of capital stock	(311)	(161,885)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,894)	(4,839)
Dividend payments on capital stock	(55,934)	(26,293)

Net cash provided by financing activities	1,634,316	5,509,970

Net increase (decrease) in cash and due from banks	42,424	(808,284)

Cash and due from banks at beginning of period	21,161	867,880

Cash and due from banks at end of period	$63,585	$59,596

Supplemental Disclosures:
Cash activities:
Interest payments	$1,380,115	$99,903
Affordable Housing Program payments	6,315	8,924
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	220,413
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2022 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2023 with the exception of the following that resulted from the adoption of ASU 2022-02, Troubled Debt Restructurings ("TDR") and Vintage Disclosures, on January 1, 2023.

Mortgage Loan Modifications. Under the new accounting guidance, we are required to evaluate whether the terms of a loan modification made for borrowers experiencing financial difficulty are such that the modified loan should be accounted for as a new loan or a continuation of an existing loan. Prior to January 1, 2023, we evaluated mortgage loan modifications resulting from borrowers experiencing financial difficulty utilizing the troubled debt restructuring ("TDR") guidance. For more information, see Note 1 - Summary of Significant Accounting Policies in our 2022 Form 10-K.

Allowance for Credit Losses on Mortgage Loans. Loan modifications resulting from borrowers experiencing financial difficulty are now included in the collective evaluation of credit losses based on a loan's distinct underlying characteristics. Prior to January 1, 2023, TDRs were individually evaluated for purposes of determining the allowance for credit losses.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), as amended. As of June 30, 2023, the Bank had transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective immediately following June 30, 2023, or at the instrument's next reset date. As a part of finalizing the transition, we adopted certain practical expedients in Topic 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. The adoption of this guidance did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance

Since the filing of our 2022 Form 10-K, the FASB has not issued any new accounting guidance that is applicable to the Bank.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At June 30, 2023 and December 31, 2022, none of these investments were with counterparties rated below triple-B, and 4% of these investments, based on amortized cost, were with counterparties that were unrated. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At June 30, 2023 and December 31, 2022, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2023	December 31, 2022
U.S. Treasury obligations	$345,258	$2,230,248
Total trading securities at estimated fair value	$345,258	$2,230,248

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net gains (losses) on trading securities held at period end	$615	$(13,740)	$2,396	$(34,831)
Net gains (losses) on trading securities that matured/sold during the period	143	(480)	6,676	(3,584)
Net gains (losses) on trading securities	$758	$(14,220)	$9,072	$(38,415)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,338,509	$18,712	$(109)	$5,357,112
GSE and TVA debentures	1,752,141	19,029	—	1,771,170
GSE multifamily MBS	6,495,938	19,485	(53,122)	6,462,301
Total AFS securities	$13,586,588	$57,226	$(53,231)	$13,590,583

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$4,207,974	$3,502	$(1,802)	$4,209,674
GSE and TVA debentures	1,882,802	20,144	(243)	1,902,703
GSE multifamily MBS	6,099,000	20,064	(51,604)	6,067,460
Total AFS securities	$12,189,776	$43,710	$(53,649)	$12,179,837

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At June 30, 2023 and December 31, 2022, net unamortized discounts totaled $(298,810) and $(294,587), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(1,117,785) and $(1,099,886), respectively. Excludes accrued interest receivable at June 30, 2023 and December 31, 2022 of $54,248 and $53,358, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$393,973	$(109)	$—	$—	$393,973	$(109)
GSE multifamily MBS	1,440,466	(11,166)	2,603,662	(41,956)	4,044,128	(53,122)
Total impaired AFS securities	$1,834,439	$(11,275)	$2,603,662	$(41,956)	$4,438,101	$(53,231)

	December 31, 2022
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,836,099	$(1,802)	$—	$—	$1,836,099	$(1,802)
GSE and TVA debentures	75,024	(243)	—	—	75,024	(243)
GSE multifamily MBS	3,484,309	(41,046)	301,339	(10,558)	3,785,648	(51,604)
Total impaired AFS securities	$5,395,432	$(43,091)	$301,339	$(10,558)	$5,696,771	$(53,649)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$131,329	$131,517
Due after 1 through 5 years	2,898,606	2,922,057	1,575,581	1,594,583
Due after 5 through 10 years	4,192,044	4,206,225	4,383,866	4,386,277
Total non-MBS	7,090,650	7,128,282	6,090,776	6,112,377
Total MBS	6,495,938	6,462,301	6,099,000	6,067,460
Total AFS securities	$13,586,588	$13,590,583	$12,189,776	$12,179,837

Realized Gains and Losses. During the three months ended June 30, 2023, for strategic and economic reasons, we sold a GSE MBS. Proceeds from the AFS sale totaled $85,113, resulting in a net realized loss of $(142) determined by the specific identification method. There were no sales during the three and six months ended June 30, 2022.

Allowance for Credit Losses. At June 30, 2023 and December 31, 2022, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At June 30, 2023 and December 31, 2022, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	June 30, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$3,683,444	$1,108	$(44,812)	$3,639,740
GSE single-family	585,800	184	(38,431)	547,553
GSE multifamily	568,462	—	(2,757)	565,705
Total HTM securities	$4,837,706	$1,292	$(86,000)	$4,752,998

	December 31, 2022
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,991,702	$2,128	$(43,106)	$2,950,724
GSE single-family	619,910	518	(39,634)	580,794
GSE multifamily	628,589	—	(3,889)	624,700
Total HTM securities	$4,240,201	$2,646	$(86,629)	$4,156,218

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at June 30, 2023 and December 31, 2022 totaled $23,795 and $26,125, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the six months ended June 30, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, resulting in a net realized loss of $(71) determined by the specific identification method.

Allowance for Credit Losses. At June 30, 2023 and December 31, 2022, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At June 30, 2023 and December 31, 2022, based on our evaluation, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	June 30, 2023		December 31, 2022
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$430	6.74
Due in 1 year or less	9,298,969	4.50	14,517,059	3.77
Due after 1 through 2 years	3,419,914	2.89	2,726,023	2.82
Due after 2 through 3 years	3,207,364	3.38	3,316,683	2.73
Due after 3 through 4 years	2,221,038	3.22	2,045,370	2.70
Due after 4 through 5 years	7,435,666	4.19	3,938,017	3.96
Thereafter	11,339,502	3.17	10,747,880	2.70
Total advances, par value	36,922,453	3.71	37,291,462	3.26
Fair-value hedging basis adjustments, net	(693,968)		(615,859)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	5,736		6,856
Total advances (1)	$36,234,221		$36,682,459

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2023 and December 31, 2022 of $52,966 and $50,446, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$—	$430	$—	$430
Due in 1 year or less	14,248,371	19,337,582	15,912,969	20,226,164
Due after 1 through 2 years	3,280,214	2,299,023	3,795,814	3,207,023
Due after 2 through 3 years	2,296,614	2,385,483	4,197,364	4,082,583
Due after 3 through 4 years	1,827,938	1,592,245	2,231,038	2,045,370
Due after 4 through 5 years	5,695,965	2,773,917	6,845,766	4,173,117
Thereafter	9,573,351	8,902,782	3,939,502	3,556,775
Total advances, par value	$36,922,453	$37,291,462	$36,922,453	$37,291,462

Advance Concentrations. At June 30, 2023 and December 31, 2022, our top five borrowers held 38% and 41%, respectively, of total advances outstanding at par. Our top borrower at June 30, 2023 and December 31, 2022 held 13% and 12%, respectively.

Allowance for Credit Losses. At June 30, 2023 and December 31, 2022, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	June 30, 2023	December 31, 2022
Fixed-rate long-term mortgages	$6,949,896	$6,676,752
Fixed-rate medium-term (1) mortgages	797,059	856,446
Total mortgage loans held for portfolio, UPB	7,746,955	7,533,198
Unamortized premiums	169,224	168,593
Unamortized discounts	(11,217)	(9,466)
Hedging basis adjustments, net	(5,712)	(5,670)
Total mortgage loans held for portfolio	7,899,250	7,686,655
Allowance for credit losses	(200)	(200)
Total mortgage loans held for portfolio, net (2)	$7,899,050	$7,686,455

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at June 30, 2023 and December 31, 2022 of $32,955 and $30,396, respectively.

Type	June 30, 2023	December 31, 2022
Conventional	$7,605,034	$7,383,168
Government-guaranteed or -insured	141,921	150,030
Total mortgage loans held for portfolio, UPB	$7,746,955	$7,533,198

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

	June 30, 2023
	Origination Year
Payment Status	Prior to 2019	2019 to 2023	Total
Past due:
30-59 days	$41,638	$14,221	$55,859
60-89 days	3,912	893	4,805
90 days or more	6,534	648	7,182
Total past due	52,084	15,762	67,846
Total current	2,521,996	5,165,962	7,687,958
Total conventional mortgage loans, amortized cost	$2,574,080	$5,181,724	$7,755,804

	December 31, 2022
	Origination Year
Payment Status	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,892	$13,041	$30,933
60-89 days	4,537	1,992	6,529
90 days or more	9,498	2,979	12,477
Total past due	31,927	18,012	49,939
Total current	2,422,623	5,062,416	7,485,039
Total conventional mortgage loans, amortized cost	$2,454,550	$5,080,428	$7,534,978

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	June 30, 2023
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$977	$—	$977
Serious delinquency rate (2)	0.09%	0.59%	0.10%
Past due 90 days or more still accruing interest (3)	$3,359	$775	$4,134
On non-accrual status (4)	$8,414	$—	$8,414

	December 31, 2022
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,655	$—	$1,655
Serious delinquency rate (2)	0.16%	1.07%	0.18%
Past due 90 days or more still accruing interest (3)	$6,283	$1,552	$7,835
On non-accrual status (4)	$10,984	$—	$10,984

(1)    Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.
(2)    Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the respective amount of mortgage loans outstanding. The total rate is a weighted-average rate. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Our servicers repurchase seriously delinquent government loans, including Federal Housing Administration loans, when certain criteria are met.
(3)    Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status as they are well-secured and in the process of collection.
(4)    As of June 30, 2023 and December 31, 2022, of these conventional mortgage loans on non-accrual status, $1,191 and $3,160, respectively, of UPB did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended June 30,		Six Months Ended June 30,
Rollforward of Allowance	2023	2022	2023	2022
Balance, beginning of period	$200	$200	$200	$200
(Charge-offs), net of recoveries	3	38	2	60
Provision for (reversal of) credit losses	(3)	(38)	(2)	(60)
Balance, end of period	$200	$200	$200	$200

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. During the three months ended June 30, 2023, we became subject to two-way initial margin regulatory requirements for uncleared derivative transactions executed on or after September 1, 2022 as our aggregate uncleared derivative exposure to a single counterparty exceeded a specified threshold. Required initial margin must be in the form of non-cash collateral and held at a third-party custodian but such posting does not change ownership of the initial margin. Rather, the counterparty has a security interest in the required initial margin and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As a result, at June 30, 2023, our securities pledged as collateral totaled $8,620, which cannot be sold or repledged by the counterparty.

There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at June 30, 2023.

Cleared Derivatives. At June 30, 2023, we were not required by our clearing agents to post any additional margin.

Financial Statement Effect and Additional Financial Information.

We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis by clearing agent and/or by counterparty when the netting requirements have been met.

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	June 30, 2023			December 31, 2022
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$80,851,192	$1,025,694	$2,087,330	$66,103,220	$919,089	$2,178,897
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	764,802	5,772	39	6,200,000	599	525
Interest-rate caps/floors	811,000	2,191	—	611,000	1,310	—
Interest-rate forwards	81,900	185	14	30,200	131	—
MDCs	81,787	37	188	30,855	50	102
Total derivatives not designated as hedging instruments	1,739,489	8,185	241	6,872,055	2,090	627
Total derivatives before adjustments	$82,590,681	1,033,879	2,087,571	$72,975,275	921,179	2,179,524
Netting adjustments and cash collateral (1)		(487,129)	(2,057,999)		(486,758)	(2,160,315)
Total derivatives, net, at estimated fair value		$546,750	$29,572		$434,421	$19,209

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2023 and December 31, 2022, including accrued interest, totaled $1,758,290 and $1,854,876, respectively. Cash collateral received from counterparties and held at June 30, 2023 and December 31, 2022, including accrued interest, totaled $187,421 and $181,319, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$978,881	$2,024,580	$892,313	$2,178,098
Cleared	54,776	62,789	28,685	1,324
Total gross recognized amount	1,033,657	2,087,369	920,998	2,179,422
Gross amounts of netting adjustments and cash collateral
Uncleared	(964,698)	(1,995,210)	(884,451)	(2,158,991)
Cleared	477,569	(62,789)	397,693	(1,324)
Total gross amounts of netting adjustments and cash collateral	(487,129)	(2,057,999)	(486,758)	(2,160,315)
Net amounts after netting adjustments and cash collateral
Uncleared	14,183	29,370	7,862	19,107
Cleared	532,345	—	426,378	—
Total net amounts after netting adjustments and cash collateral	546,528	29,370	434,240	19,107
Derivative instruments not meeting netting requirements (1)	222	202	181	102
Total derivatives, net, at estimated fair value	$546,750	$29,572	$434,421	$19,209

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended June 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$148,661	$116,903	$(234,848)	$30,716
Net gains (losses) on derivatives (2)	221,614	68,048	(255,180)	34,482
Net gains (losses) on hedged items (3)	(223,642)	(85,751)	254,777	(54,616)
Net impact on net interest income	$146,633	$99,200	$(235,251)	$10,582

Total interest income (expense) recorded in the Statement of Income (4)	$491,756	$200,507	$(543,752)	$148,511

	Three Months Ended June 30, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(18,870)	$(11,663)	$31,275	$742
Net gains (losses) on derivatives (2)	141,937	106,280	(390,352)	(142,135)
Net gains (losses) on hedged items (3)	(147,671)	(122,790)	387,546	117,085
Net impact on net interest income	$(24,604)	$(28,173)	$28,469	$(24,308)

Total interest income (expense) recorded in the Statement of Income (4)	$67,562	$38,563	$(99,192)	$6,933

	Six Months Ended June 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$266,555	$214,175	$(441,901)	$38,829
Net gains (losses) on derivatives (2)	38,303	(21,150)	129,196	146,349
Net gains (losses) on hedged items (3)	(47,135)	(18,521)	(129,893)	(195,549)
Net impact on net interest income	$257,723	$174,504	$(442,598)	$(10,371)

Total interest income (expense) recorded in the Statement of Income (4)	$925,984	$372,226	$(990,426)	$307,784

	Six Months Ended June 30, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(59,024)	$(34,128)	$82,664	$(10,488)
Net gains (losses) on derivatives (2)	498,571	284,010	(1,290,066)	(507,485)
Net gains (losses) on hedged items (3)	(500,575)	(314,279)	1,282,605	467,751
Net impact on net interest income	$(61,028)	$(64,397)	$75,203	$(50,222)

Total interest income (expense) recorded in the Statement of Income (4)	$102,603	$61,008	$(150,891)	$12,720

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
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2023	2022	2023	2022
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$1,904	$16,413	$(8,171)	$38,463
Interest-rate caps/floors	516	(42)	(429)	131
Interest-rate forwards	723	1,768	58	7,026
Net interest settlements (1)	2,626	881	12,444	(1,137)
MDCs	(799)	(1,817)	(295)	(7,286)
Net gains (losses) on derivatives in other income	$4,970	$17,203	$3,607	$37,197

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	June 30, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$25,078,490	$13,586,588	$37,983,765

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(693,968)	$(1,400,651)	$(1,987,837)
For discontinued fair-value hedging relationships	—	282,866	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(693,968)	$(1,117,785)	$(1,987,837)

	December 31, 2022
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$20,766,832	$12,189,776	$28,717,246

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(615,898)	$(1,417,774)	$(2,147,802)
For discontinued fair-value hedging relationships	39	317,888	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(615,859)	$(1,099,886)	$(2,147,802)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at June 30, 2023 and December 31, 2022 totaled $1.3 trillion and $1.2 trillion, respectively. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2023	December 31, 2022
Book value	$20,199,909	$27,387,492
Par value	20,283,393	27,533,665

Weighted average effective interest rate	5.08%	4.16%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2023		December 31, 2022
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$17,235,125	4.31	$10,016,310	3.05
Due after 1 through 2 years	13,893,905	2.29	8,014,590	1.48
Due after 2 through 3 years	5,123,740	1.43	6,278,940	1.37
Due after 3 through 4 years	5,116,420	1.42	7,130,600	1.25
Due after 4 through 5 years	1,402,680	2.01	2,312,540	1.76
Thereafter	7,701,630	2.50	8,249,080	2.35
Total CO bonds, par value	50,473,500	2.83	42,002,060	1.99
Unamortized premiums	39,488		45,535
Unamortized discounts	(9,781)		(10,165)
Unamortized concessions	(7,284)		(7,174)
Fair-value hedging basis adjustments, net	(1,987,837)		(2,147,802)
Total CO bonds	$48,508,086		$39,882,454
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	June 30, 2023	December 31, 2022
Non-callable / non-putable	$14,161,500	$11,979,560
Callable	36,312,000	30,022,500
Total CO bonds, par value	$50,473,500	$42,002,060

Year of Contractual Maturity or Next Call Date	June 30, 2023	December 31, 2022
Due in 1 year or less	$44,850,625	$37,066,810
Due after 1 through 2 years	2,543,905	1,444,590
Due after 2 through 3 years	872,740	770,940
Due after 3 through 4 years	384,920	804,100
Due after 4 through 5 years	326,680	268,540
Thereafter	1,494,630	1,647,080
Total CO bonds, par value	$50,473,500	$42,002,060

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2023	December 31, 2022
Fixed-rate	$46,421,500	$36,957,560
Step-up	1,418,500	2,268,500
Simple variable-rate	2,633,500	2,776,000
Total CO bonds, par value	$50,473,500	$42,002,060

Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2023	2022	2023	2022
Liability at beginning of period	$46,615	$31,937	$38,170	$31,049
Assessments (1)	10,637	3,623	21,280	6,828
Subsidy usage, net (2)	(4,117)	(6,607)	(6,315)	(8,924)
Liability at end of period	$53,135	$28,953	$53,135	$28,953

(1)    Assessments are reported separately on the Statement of Income as a reduction to Income before assessments.
(2)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	June 30, 2023	December 31, 2022
Class B-1 (1)	$734,001	$535,345
Class B-2 (2)	1,646,489	1,587,780
Total Class B	$2,380,490	$2,123,125

(1)    Non-activity-based stock.
(2)    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2023	2022	2023	2022
Liability at beginning of period	$372,487	$45,591	$372,503	$50,422
Reclassification from capital stock	—	—	13	—
Redemptions/repurchases	(1,865)	(8)	(1,894)	(4,839)
Liability at end of period	$370,622	$45,583	$370,622	$45,583

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2023	December 31, 2022
Past contractual redemption date (1)	$777	$498
Year 1 (2)	8,743	10,048
Year 2	12,124	9,872
Year 3	16,059	19,179
Year 4	3,674	3,674
Year 5	329,245	329,232
Total MRCS	$370,622	$372,503

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at June 30, 2023 and December 31, 2022 includes $7,875 and $9,585 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products and other obligations are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2023	2022	2023	2022
Recorded as interest expense	$4,370	$269	$8,480	$514
Recorded as distributions from retained earnings	1	—	707	—
Total	$4,371	$269	$9,187	$514

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2022 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency capital requirements at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,158,404	$4,164,585	$489,240	$3,781,992

Total regulatory capital	$2,970,818	$4,164,585	$2,891,351	$3,781,992
Total regulatory capital-to-assets ratio	4.00%	5.61%	4.00%	5.23%

Leverage capital	$3,713,523	$6,246,878	$3,614,189	$5,672,988
Leverage ratio	5.00%	8.41%	5.00%	7.85%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, March 31, 2023	$(57,916)	$(15,512)	$(73,428)
OCI before reclassifications:
Net change in unrealized gains	61,911	—	61,911
Reclassifications from OCI to net income:
Pension benefits, net	—	1,206	1,206
Total other comprehensive income	61,911	1,206	63,117
Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)

Balance, March 31, 2022	$77,479	$(18,424)	$59,055
OCI before reclassifications:
Net change in unrealized gains (losses)	(45,228)	—	(45,228)
Reclassifications from OCI to net income:
Pension benefits, net	—	329	329
Total other comprehensive income (loss)	(45,228)	329	(44,899)
Balance, June 30, 2022	$32,251	$(18,095)	$14,156

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains	13,934	—	13,934
Reclassifications from OCI to net income:
Pension benefits, net	—	1,546	1,546
Total other comprehensive income	13,934	1,546	15,480
Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)

Balance, December 31, 2021	$151,942	$(18,884)	$133,058
OCI before reclassifications:
Net change in unrealized gains (losses)	(119,691)	—	(119,691)
Reclassifications from OCI to net income:
Pension benefits, net	—	789	789
Total other comprehensive income (loss)	(119,691)	789	(118,902)
Balance, June 30, 2022	$32,251	$(18,095)	$14,156

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$112,133	$11,460	$123,593	$50,671	$13,151	$63,822
Provision for (reversal of) credit losses	—	(3)	(3)	—	(38)	(38)
Other income (loss)	9,031	120	9,151	(1,732)	34	(1,698)
Other expenses	26,855	3,893	30,748	22,436	3,767	26,203
Income before assessments	94,309	7,690	101,999	26,503	9,456	35,959
Affordable Housing Program assessments	9,868	769	10,637	2,677	946	3,623
Net income	$84,441	$6,921	$91,362	$23,826	$8,510	$32,336

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$202,802	$24,440	$227,242	$103,361	$25,045	$128,406
Provision for (reversal of) credit losses	—	(2)	(2)	—	(60)	(60)
Other income (loss)	39,283	15	39,298	(8,942)	(158)	(9,100)
Other expenses	54,272	7,947	62,219	44,202	7,395	51,597
Income before assessments	187,813	16,510	204,323	50,217	17,552	67,769
Affordable Housing Program assessments	19,629	1,651	21,280	5,073	1,755	6,828
Net income	$168,184	$14,859	$183,043	$45,144	$15,797	$60,941

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
June 30, 2023	$66,371,402	$7,899,050	$74,270,452
December 31, 2022	64,597,325	7,686,455	72,283,780

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

	June 30, 2023
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$63,585	$63,585	$63,585	$—	$—	$—
Interest-bearing deposits	817,845	817,845	817,803	42	—	—
Securities purchased under agreements to resell	4,400,000	4,400,000	—	4,400,000	—	—
Federal funds sold	5,027,000	5,027,000	—	5,027,000	—	—
Trading securities	345,258	345,258	—	345,258	—	—
AFS securities	13,590,583	13,590,583	—	13,590,583	—	—
HTM securities	4,837,706	4,752,998	—	4,752,998	—	—
Advances	36,234,221	36,070,388	—	36,070,388	—	—
Mortgage loans held for portfolio, net	7,899,050	7,106,163	—	7,101,949	4,214	—
Loans to other FHLBanks	250,000	250,000	—	250,000	—	—
Accrued interest receivable	156,432	156,432	—	156,432	—	—
Derivative assets, net	546,750	546,750	—	1,033,879	—	(487,129)
Grantor trust assets (2)	57,432	57,432	57,432	—	—	—

Liabilities:
Deposits	663,307	663,307	—	663,307	—	—
Consolidated obligations:
Discount notes	20,199,909	20,205,412	—	20,205,412	—	—
Bonds	48,508,086	47,469,514	—	47,469,514	—	—
Accrued interest payable	283,062	283,062	—	283,062	—	—
Derivative liabilities, net	29,572	29,572	—	2,087,571	—	(2,057,999)
MRCS	370,622	370,622	370,622	—	—	—

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

	June 30, 2023
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$345,258	$—	$345,258	$—	$—
Total trading securities	345,258	—	345,258	—	—
AFS securities:
U.S. Treasury obligations	5,357,112	—	5,357,112	—	—
GSE and TVA debentures	1,771,170	—	1,771,170	—	—
GSE multifamily MBS	6,462,301	—	6,462,301	—	—
Total AFS securities	13,590,583	—	13,590,583	—	—
Derivative assets:
Interest-rate related	546,713	—	1,033,842	—	(487,129)
MDCs	37	—	37	—	—
Total derivative assets, net	546,750	—	1,033,879	—	(487,129)
Other assets:
Grantor trust assets	57,432	57,432	—	—	—
Total assets at recurring estimated fair value	$14,540,023	$57,432	$14,969,720	$—	$(487,129)

Derivative liabilities:
Interest-rate related	$29,384	$—	$2,087,383	$—	$(2,057,999)
MDCs	188	—	188	—	—
Total derivative liabilities, net	29,572	—	2,087,571	—	(2,057,999)
Total liabilities at recurring estimated fair value	$29,572	$—	$2,087,571	$—	$(2,057,999)

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

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2023
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$403,380	$301,657	$705,037
Commitments for standby bond purchases	—	195,814	195,814
Unused lines of credit (2)	1,106,859	—	1,106,859
Commitments to fund additional advances (3)	76,317	4,087	80,404
Commitments to purchase mortgage loans, net (4)	81,787	—	81,787
Unsettled CO bonds, at par	178,825	—	178,825
Unsettled discount notes, at par	86,500	—	86,500

(1)    Excludes unconditional commitments to issue standby letters of credit totaling $66,958.
(2)    Maximum line of credit amount per member is $100,000.
(3)    Generally for periods up to six months.
(4)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at June 30, 2023 and December 31, 2022 totaled $1,753,208 and $1,849,797, respectively. Securities pledged as collateral to counterparties at June 30, 2023 and December 31, 2022 totaled $8,620 and $0, respectively.

Standby Bond Purchase Agreements. During the three months ended June 30, 2023, we entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. These standby bond purchase commitments have original expiration periods of up to five years, expiring no later than 2028, although some may be renewable at our option. We had not purchased any bonds under these agreements as of June 30, 2023.

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

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net capital stock issuances (redemptions and repurchases)	$1,402	$3,437	$3,805	$(46,983)
Net advances (repayments)	(74,218)	3,034,988	(125,512)	1,234,703
Mortgage loan purchases	10,881	4,025	14,004	12,747

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	June 30, 2023		December 31, 2022
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$56,221	2%	$49,869	2%
Advances	736,725	2%	886,191	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2023 resulting from the 2022 board of directors' election and on April 1, 2023 resulting from the election by the board of directors of new directors to fill unexpired terms.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLB System-wide liquidity. These loans and borrowings are transacted at current market rates when traded.

On June 30, 2023, the Bank loaned another FHLBank $250,000 which was repaid on the next business day. No loans to any FHLBank were outstanding at December 31, 2022. Additionally, no borrowings from any FHLBank were outstanding at June 30, 2023 or December 31, 2022.

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

Economy and Financial Markets. The U.S. economy remained resilient in the first half of 2023, with consumer spending and business investment driving economic growth.

Second quarter 2023 U.S. real gross domestic product ("GDP"), according to the U.S. Commerce Department, rose at a seasonally- and inflation-adjusted annual rate of 2.4%, above the first quarter annual rate of 2.0%. Consumer spending grew at an annual rate of 1.6%, down from 4.2% growth in the first quarter, but rose enough to drive overall growth alongside stronger business investment. Household outlays accounted for the bulk of economic activity and were responsible for nearly half of the total rise in GDP. Business investment grew at an annual rate of 7.7%, up sharply from 0.6% in the first quarter.

Consumer spending has been boosted by a tight labor market and higher wages. The labor market remained tight with near historically low jobless claims as the number of job openings exceeded the number of unemployed people looking for work. The U.S. unemployment rate, according to the U.S. Bureau of Labor Statistics, fell slightly from 3.7 % in May to 3.6% in June.

Americans’ growing paychecks surpassed inflation for the first time in two years, providing some financial relief to workers, while complicating the Federal Reserve’s efforts to tame price increases. Inflation-adjusted average hourly wages rose 1.2% in June from a year earlier, according to the U.S. Labor Department. That marked the second straight month of seasonally adjusted gains after two years when workers’ historically elevated raises were erased by price increases. Not adjusting for inflation, private-sector workers’ hourly wages were up more than 4% in June from a year earlier. Those gains have eased over the past year but remain enough to outpace inflation at this time.

In addition to enjoying solid wage growth, Americans are taking comfort in slower price increases for everyday items that have the biggest influence on their perception of inflation. Consumer confidence in June reached its highest level since January 2022 according to the Conference Board.

However, inflation remained high. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, increased in June 2023 at an annual rate of 3%, according to the Commerce Department, down sharply from a four-decade high annual rate of 7% in June 2022. The associated measure of core prices rose at an annual rate of 4.1% in June compared to a year earlier, which is high enough to warrant more vigilance by the Federal Reserve because it uses this measure as the benchmark for its 2% inflation target. However, June’s core inflation rate was the lowest since September 2021, another sign that overall prices are cooling. Many economists see this core measure as a better measure of future inflation.

Many economists still expect economic growth to ease later this year and into 2024, but they are dialing back their recession predictions. As inflation falls from historic highs and the labor market remains strong, solid economic growth adds to the prospect of a soft landing, in which inflation returns close to the Federal Reserve’s 2% target without a recession.

On August 1, 2023, Fitch Ratings downgraded the Long-Term Credit Ratings of the U.S. and, in turn, certain GSEs, including two FHLBanks that are rated individually, from 'AAA' to 'AA+' and replaced the Negative Rating Watch with a Stable Outlook. The rating downgrade reflects the expected fiscal deterioration over the next three years, a high and growing general government debt burden, and the erosion of governance relative to 'AAA' and 'AA' rated peers over the last two decades that has manifested in repeated debt limit standoffs and last-minute resolutions. Fitch Ratings does not rate our Bank or the consolidated obligations of the FHLBanks.

Conditions in U.S. Housing Markets. The actions by the Federal Reserve to curb inflation by raising interest rates have most directly affected consumers through the housing market. Potential home buyers continue to face high mortgage rates and a shortage of available properties, a combination that has made purchases less affordable.

In mid-July 2023, the average rate for a 30-year fixed-rate mortgage rose to the highest level since November 2022, according to Freddie Mac. Elevated mortgage interest rates have kept many buyers out of the market due to lack of affordability, which has reduced housing demand. At the same time, high mortgage rates have discouraged homeowners from selling as many are reluctant to give up their low mortgage rates, which has limited the supply of homes for sale.

Homes for sale or under contract at the end of June were down 13.6% from a year ago, according to the National Association of Realtors ("NAR"). At the current sales pace, there was only a 3.1-month supply of homes on the market at the end of June. The shortage of existing homes for sale is pushing buyers toward newly built homes and boosting home builders’ sales. However, builders have not erected nearly enough homes to offset the shortage of existing ones, resulting in bidding wars in many places.

The result of lower demand and lower supply has been declining existing-home sales but stubbornly high prices. Existing-home sales, which comprise most of the housing market, decreased in June 2023 by 3.3% from the prior month, the slowest sales pace since January. June sales fell 18.9% from a year earlier, both measures according to the NAR.

Home prices are down slightly from last year’s peaks. The national median existing-home price according to the NAR fell 0.9% in June from a year earlier. However, it is still high on a historical basis, in fact, the second highest level on record in data going back to 1999.

However, housing market conditions vary significantly around the country. Home prices have fallen the most in the western half of the U.S., while prices have continued to rise in many eastern markets.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on May 3, 2023, the FOMC raised the target range for the federal funds rate by another 25 bps to 5.00% to 5.25%. However, at its meeting on June 14, 2023, it held the target range steady.

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Six Months Ended		Period End
	June 30,		June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Funds Effective	4.99%	0.76%	4.76%	0.44%	5.08%	4.33%
SOFR	4.97%	0.71%	4.73%	0.40%	5.09%	4.30%
Overnight LIBOR (1)	4.98%	0.77%	4.73%	0.44%	5.06%	4.32%
1-week Overnight-Indexed Swap	5.01%	0.84%	4.78%	0.49%	5.07%	4.34%
3-month LIBOR (1)	5.40%	1.54%	5.15%	1.02%	5.55%	4.77%
3-month U.S. Treasury yield	5.17%	1.07%	4.94%	0.69%	5.30%	4.37%
2-year U.S Treasury yield	4.29%	2.72%	4.32%	2.09%	4.90%	4.43%
10-year U.S. Treasury yield	3.60%	2.93%	3.62%	2.44%	3.84%	3.88%

(1)    Immediately after June 30, 2023, LIBOR ceased to be provided by any administrator or will no longer be representative.

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC has raised short-term rates, portions of the Treasury yield curve have become inverted. Investors use the 10-year Treasury yield as an indicator of investor confidence. In recent periods, the 2-year rate has been consistently higher than the 10-year rate, and the 3-month rate nudged above the 10-year rate in the first quarter of 2023 for the first time since before the COVID-19 pandemic.

At its meeting on July 26, 2023, the FOMC raised the target range for the federal funds rate by another 25 bps to 5.25% to 5.50%.

The FOMC stated that "Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Committee remains highly attentive to inflation risks. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run."

"The Committee will continue to assess additional information and its implications for monetary policy. In determining the extent of additional policy firming that may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments."

"In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS, as described in its previously announced plans."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$124	$64	$60	94%	$227	$128	$99	77%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	124	64	60	94%	227	128	99	77%
Other income (loss)	9	(2)	11		39	(9)	48
Other expenses	31	26	5		62	51	11
Income before assessments	102	36	66	184%	204	68	136	201%
AHP assessments	11	4	7		21	7	14
Net income	91	32	59	183%	183	61	122	200%
Total other comprehensive income (loss)	63	(45)	108		16	(119)	135

Total comprehensive income (loss)	$154	$(13)	$167	1,330%	$199	$(58)	$257	443%

The increase in net income for the three months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, substantially advances.

The increase in net income for the six months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, an increase in the average balances outstanding of interest-earning assets, substantially advances, and net gains on the extinguishments of certain consolidated obligations.

The changes in total OCI for the three and six months ended June 30, 2023 compared to the corresponding periods in the prior year were substantially due to unrealized gains on AFS securities, in particular investments in U.S. Treasury obligations.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios	2023	2022	2023	2022
Return on average assets	0.50%	0.21%	0.51%	0.20%
Return on average equity	10.16%	3.71%	10.50%	3.48%

Changes in Financial Condition for the Six Months Ended June 30, 2023. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2023	December 31, 2022	$ Change	% Change
Advances	$36,234	$36,683	$(449)	(1)%
Mortgage loans held for portfolio, net	7,899	7,687	212	3%
Liquidity investments (1)	10,654	10,805	(151)	(1)%
Other investment securities (2)	18,428	16,420	2,008	12%
Other assets	1,055	689	366	53%
Total assets	$74,270	$72,284	$1,986	3%

Consolidated obligations	$68,708	$67,270	$1,438	2%
MRCS	371	373	(2)	(1)%
Other liabilities	1,407	1,257	150	12%
Total liabilities	70,486	68,900	1,586	2%

Capital stock	2,381	2,123	258	12%
Retained earnings (3)	1,413	1,287	126	10%
AOCI	(10)	(26)	16	60%
Total capital	3,784	3,384	400	12%

Total liabilities and capital	$74,270	$72,284	$1,986	3%

Total regulatory capital (4)	$4,165	$3,783	$382	10%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
(2)    Includes AFS and HTM securities.
(3)    Includes restricted retained earnings at June 30, 2023 and December 31, 2022 of $359 million and $323 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at June 30, 2023 were $74.3 billion, a net increase of $2.0 billion, or 3%, from December 31, 2022, driven primarily by a net increase in other investment securities.

Advances outstanding at June 30, 2023, at carrying value, totaled $36.2 billion, a net decrease of $449 million, or 1%, from December 31, 2022. The par value of advances outstanding decreased by 1% to $36.9 billion, which included a net decrease in short-term advances of 36% and a net increase in long-term advances of 21%. The par value of advances outstanding to depository institutions — comprising commercial banks, savings institutions and credit unions — increased by 3%, while advances outstanding to insurance companies decreased by 8%.

Purchases of mortgage loans from the Bank's members for the six months ended June 30, 2023 totaled $547 million. Mortgage loans held for portfolio at June 30, 2023 totaled $7.9 billion, a net increase of $212 million, or 3%, from December 31, 2022, as the Bank's purchases exceeded principal repayments by borrowers.

Liquidity investments at June 30, 2023 totaled $10.7 billion, a net decrease of $151 million, or 1%, from December 31, 2022. The portion of U.S. Treasury obligations classified as trading securities decreased by $1.9 billion, or 85%, to $345 million, as all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as available-for-sale. Cash and short-term investments increased by $1.7 billion, or 20%, to $10.3 billion. As a result of this activity, cash and short-term investments represented 97% of the total liquidity investments at June 30, 2023, while U.S. Treasury obligations represented 3%.

Other investment securities, which consist substantially of mortgage-backed securities and U.S. Treasury obligations classified as held-to-maturity or available-for-sale, at June 30, 2023 totaled $18.4 billion, a net increase of $2.0 billion, or 12%, from December 31, 2022, due to purchases of U.S. Treasury obligations and mortgage-backed securities to continue to support the Bank's strong financial position.

The Bank's consolidated obligations outstanding at June 30, 2023 totaled $68.7 billion, a net increase of $1.4 billion, or 2%, from December 31, 2022, which reflected higher funding needs associated with the net increase in the Bank's total assets.

Total capital at June 30, 2023 was $3.8 billion, a net increase of $400 million, or 12%, from December 31, 2022. The net increase primarily resulted from issuances of capital stock, to support the increase in advance activity, and growth of retained earnings.

The Bank's regulatory capital-to-assets ratio at June 30, 2023 was 5.61%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

As disclosed in our Outlook in our 2022 Form 10-K, advances to Flagstar Bank, a former member, cannot be renewed. Remaining advances outstanding to Flagstar at June 30, 2023 totaled $3.15 billion, of which $1.75 billion are putable advances with next put dates in August 2023. Based on the current level of market interest rates, we may extinguish or put these fixed-rate advances to Flagstar without being able to offer replacement funding, which would reduce our advances outstanding.

The downgrade of the U.S. Long-Term Credit Rating by Fitch Ratings to 'AA+', which now aligns with the rating by S&P, caused volatility in the stock and bond markets but is not expected to have a material impact on the Bank's financial position, results of operations, or cash flows.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates, and legislative and regulatory actions continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended June 30, 2023 totaled $950 million, an increase of $758 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances of interest-earning assets outstanding, substantially advances.

Interest income for the six months ended June 30, 2023 totaled $1.8 billion, an increase of $1.5 billion compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances of interest-earning assets outstanding, substantially advances.

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended June 30, 2023 totaled $826 million, an increase of $698 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially consolidated obligations.

Interest expense for the six months ended June 30, 2023 totaled $1.5 billion, an increase of $1.4 billion compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially consolidated obligations.

Net Interest Income. As a result, net interest income is our primary source of earnings. The increase in net interest income for the three months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earnings assets, substantially advances.

The increase in net interest income for the six months ended June 30, 2023 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earnings assets, substantially advances.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $5.4 million for the three months ended June 30, 2023, compared to net hedging losses of $(6.9) million for the corresponding period in the prior year, and net hedging gains of $5.6 million for the six months ended June 30, 2023, compared to net hedging losses of $(4.8) million for the corresponding period in the prior year.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Securities purchased under agreements to resell	$3,170	$40	5.03%	$3,298	$6	0.74%
Federal funds sold	5,204	66	5.08%	3,925	8	0.79%
MBS (3)(4)	11,342	163	5.76%	9,802	36	1.46%
Other investment securities (3)(4)	7,334	98	5.42%	8,258	20	0.98%
Advances (4)	37,042	492	5.33%	27,455	68	0.99%
Mortgage loans held for portfolio (4) (5)	7,790	59	3.04%	7,736	51	2.67%
Other assets (interest-earning) (6)	2,595	32	4.91%	1,458	3	0.73%
Total interest-earning assets	74,477	950	5.12%	61,932	192	1.24%
Other assets (7)	(896)			(413)
Total assets	$73,581			$61,519

Liabilities and Capital:
Interest-bearing deposits	$756	9	4.72%	$1,215	2	0.51%
Discount notes	22,264	269	4.85%	17,102	27	0.62%
CO bonds (4)	45,801	544	4.76%	39,146	99	1.02%
MRCS	372	4	4.71%	46	—	2.37%
Other borrowings	11	—	4.87%	—	—	—%
Total interest-bearing liabilities	69,204	826	4.79%	57,509	128	0.89%
Other liabilities	772			512
Capital stock	2,332			2,168
All other components of capital	1,273			1,330
Total liabilities and capital	$73,581			$61,519

Net interest income		$124			$64

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.33%			0.35%

Net interest margin (8)			0.67%			0.41%

Average interest-earning assets to interest-bearing liabilities	1.08			1.08

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Securities purchased under agreements to resell	$2,998	$72	4.82%	$3,230	$7	0.44%
Federal funds sold	4,631	111	4.85%	3,408	8	0.50%
MBS (3)(4)	11,035	304	5.55%	10,070	61	1.22%
Other investment securities (3)(4)	7,422	181	4.93%	7,756	31	0.79%
Advances (4)	36,837	926	5.07%	26,963	102	0.77%
Mortgage loans held for portfolio (4) (5)	7,750	117	3.04%	7,697	99	2.60%
Other assets (interest-earning) (6)	2,492	58	4.70%	1,136	3	0.52%
Total interest-earning assets	73,165	1,769	4.88%	60,260	311	1.04%
Other assets (7)	(993)			(71)
Total assets	$72,172			$60,189

Liabilities and Capital:
Interest-bearing deposits	$739	17	4.50%	$1,281	1	0.26%
Discount notes	22,793	526	4.66%	14,978	30	0.41%
CO bonds (4)	44,022	991	4.54%	39,785	151	0.76%
MRCS	372	8	4.59%	47	1	2.20%
Other borrowings	8	—	4.87%	—	—	—%
Total interest-bearing liabilities	67,934	1,542	4.58%	56,091	183	0.66%
Other liabilities	723			571
Capital stock	2,253			2,177
All other components of capital	1,262			1,350
Total liabilities and capital	$72,172			$60,189

Net interest income		$227			$128

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.30%			0.38%

Net interest margin (8)			0.63%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.08			1.07

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

Average Balances. The average balances outstanding of interest-earning assets for the three months ended June 30, 2023 increased by 20% compared to the corresponding period in 2022. The average balances of advances increased by 35%, reflecting higher member utilization of advances. The average balances outstanding of interest-bearing liabilities for the three months ended June 30, 2023 increased by 20% compared to the corresponding period in 2022. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 19%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

The average balances outstanding of interest-earning assets for the six months ended June 30, 2023 increased by 21% compared to the corresponding period in 2022. The average balances of advances increased by 37%, reflecting higher member utilization of advances. The average balances outstanding of interest-bearing liabilities for the six months ended June 30, 2023 increased by 20% compared to the corresponding period in 2022. The average balances of discount notes increased by 52%, reflecting a significant change in the mix of funding, due substantially to the increase in advances and liquidity investments. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 25%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended June 30, 2023 was 5.12%, an increase of 388 bps compared to the corresponding period in 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended June 30, 2023 was 4.79%, an increase of 390 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was a decrease in the overall net interest spread compared to the corresponding period in 2022.

The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the six months ended June 30, 2023 was 4.88%, an increase of 384 bps compared to the corresponding period in 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the six months ended June 30, 2023 was 4.58%, an increase of 392 bps due to higher funding costs on all of our interest-bearing liabilities. The increase in the average balances of the previously lower-costing discount notes and short-term CO bonds resulted in a disproportionate increase in interest expense due to the inverted yield curve. The net effect was a decrease in the overall net interest spread compared to the corresponding period in 2022.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities (1)	$1	$(11)	$13	$(18)
Net realized gains (losses) on trading securities (2)	—	(3)	(4)	(20)
Net gains (losses) on trading securities	1	(14)	9	(38)

Net gains (losses) on derivatives hedging trading securities	(2)	17	(12)	41
Net gains (losses) on other derivatives not designated as hedging instruments	4	(1)	4	(3)
Net interest settlements on economic derivatives (3)	3	1	12	(1)
Net gains (losses) on derivatives	5	17	4	37

Net gains on extinguishment of debt	—	—	20	—
Change in fair value of investments indirectly funding the liabilities under the SERP	2	(6)	4	(10)
Other, net	1	1	2	2

Total other income (loss)	$9	$(2)	$39	$(9)

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

The increase in total other income for the three months ended June 30, 2023 compared to the corresponding period in 2022 was due primarily to increases in the fair values of SERP-related investments, compared to decreases in the fair values of those investments in the corresponding period in 2022.

The increase in total other income for the six months ended June 30, 2023 compared to the corresponding period in 2022 was due primarily to net gains on debt extinguishments, increases in the fair values of SERP-related investments and net interest settlements received, particularly on swaps hedging trading securities, which were generally offset by a decrease in net interest income on those trading securities.

In the three months ended March 31, 2023, we retired two CO bonds prior to their contractual maturity dates and recognized net gains on debt extinguishment of $20 million. Such a significant gain is not expected to be a recurring component of other income or net income.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2023	2022	2023	2022
Compensation and benefits	$15	$13	$32	$26
Other operating expenses	9	8	16	15
Finance Agency and Office of Finance	3	3	5	6
Voluntary allocations to AHP and/or related programs	3	1	6	2
Other	1	1	3	2

Total other expenses	$31	$26	$62	$51

The net increase in total other expenses for the three months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to an increase in compensation and benefits and voluntary allocations to AHP and/or related programs. Such increase in compensation and benefits was primarily due to an increase in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, an increase in employee headcount, and increases in compensation due to inflation and conditions in the labor market, partially offset by lower voluntary contributions to our defined benefit pension plan.

The net increase in total other expenses for the six months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to an increase in compensation and benefits and voluntary allocations to AHP and/or related programs. Such increase in compensation and benefits was primarily due to an increase in headcount, increases in compensation due to inflation and conditions in the labor market, an increase in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, and excise tax refunds that were received in 2022 that were not received in 2023.

Our voluntary allocations to AHP and/or related programs increased as a result of our increase in income before assessments. These amounts represent 2.5% of net earnings accrued for voluntary allocations to our AHP or other affordable housing, small business and community investment programs.

AHP Assessments. For the three and six months ended June 30, 2023, our required AHP expense was $11 million and $21 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three and six months ended June 30, 2023 consisted substantially of net unrealized gains on AFS securities, compared to net unrealized losses on AFS securities for the corresponding periods in 2022. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2023	2022	2023	2022
Net interest income	$112	$51	$203	$103
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	9	(2)	39	(9)
Other expenses	27	22	54	44
Income before assessments	94	27	188	50
AHP assessments	10	3	20	5

Net income	$84	$24	$168	$45

The increase in net income for the traditional segment for the three months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, substantially advances.

The increase in net income for the traditional segment for the six months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, an increase in the average balances outstanding of interest-earning assets, substantially advances, and net gains on the extinguishments of certain consolidated obligations.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2023	2022	2023	2022
Net interest income	$12	$13	$24	$25
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	—
Other expenses	4	4	8	7
Income before assessments	8	9	16	18
AHP assessments	1	1	1	2

Net income	$7	$8	$15	$16

The slight decrease in net income for the mortgage loans segment for the three and six months ended June 30, 2023 compared to the corresponding periods in 2022 was substantially due to disproportionately higher funding costs relative to the yields on our fixed-rate loan portfolio resulting from the inverted yield curve.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2023		December 31, 2022
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$36,234	49%	$36,683	51%
Mortgage loans held for portfolio, net	7,899	11%	7,687	11%
Cash and short-term investments	10,309	14%	8,575	12%
Trading securities	345	1%	2,230	3%
MBS	11,300	15%	10,307	14%
Other investment securities	7,128	9%	6,113	8%
Other assets (1)	1,055	1%	689	1%

Total assets	$74,270	100%	$72,284	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of June 30, 2023 were $74.3 billion, a net increase of $2.0 billion, or 3%, compared to December 31, 2022, primarily driven by a net increase in MBS and other investment securities. The mix of our assets at June 30, 2023 changed compared to December 31, 2022 in that all of our purchases of U.S. Treasury obligations in 2023 have been classified as AFS securities, which are included in other investment securities. The resulting decline in trading securities has been substantially offset by an increase in short-term investments to maintain a strong liquidity portfolio.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2023 at carrying value totaled $36.2 billion, a net decrease of $449 million, or 1%, compared to December 31, 2022. This slight decrease reflects the maturity of advances to a former member that were not eligible for renewal totaling $1.4 billion. Otherwise, advances outstanding increased due to steady demand by our depository members for advances to support their liquidity needs, rising market interest rates, including the adverse impact on their investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment.
Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value at June 30, 2023, advances to depository institutions were 66%, while advances to insurance companies were 34%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2023		December 31, 2022
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,841	43%	$13,920	37%
Credit unions	5,315	14%	5,163	14%
Former members	3,368	9%	4,772	13%
Total depository institutions	24,524	66%	23,855	64%

Insurance companies:
Captive insurance company (1)	175	—%	213	1%
Other insurance companies	12,217	34%	13,217	35%
Former members (2)	5	—%	5	—%
Total insurance companies	12,397	34%	13,435	36%

CDFIs	1	—%	1	—%

Total advances outstanding	$36,922	100%	$37,291	100%

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
(2)    Other than captive insurance companies.

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

	June 30, 2023		December 31, 2022
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options (1)
Due in 1 year or less	$8,416	23%	$13,592	36%
Due after 1 through 5 years	10,868	29%	7,559	20%
Due after 5 through 15 years	2,160	6%	1,696	5%
Thereafter	14	—%	15	—%
Total	21,458	58%	22,862	61%

Callable or prepayable
Due in 1 year or less	—	—%	2	—%
Due after 1 through 5 years	50	—%	—	—%
Due after 5 through 15 years	41	—%	41	—%
Total	91	—%	43	—%

Putable
Due in 1 year or less	158	—%	5	—%
Due after 1 through 5 years	2,000	5%	1,296	4%
Due after 5 through 15 years	7,400	20%	7,191	19%
Total	9,558	25%	8,492	23%

Total fixed-rate (2)	31,107	83%	31,397	84%

Variable-rate:
Without call or put options
Due in 1 year or less	432	1%	515	2%
Due after 1 through 5 years	170	1%	160	—%
Total	602	2%	675	2%

Callable or prepayable
Due in 1 year or less	292	1%	403	1%
Due after 1 through 5 years	3,196	9%	3,011	8%
Due after 5 through 15 years	1,420	4%	1,450	4%
Thereafter	305	1%	355	1%
Total	5,213	15%	5,219	14%

Total variable-rate	5,815	17%	5,894	16%

Total advances	$36,922	100%	$37,291	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.
(2)     At June 30, 2023 and December 31, 2022, includes $25.3 billion and $21.7 billion, respectively, of fixed-rate advances that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the six months ended June 30, 2023, the par value of advances due in one year or less decreased by 36%, while advances due after one year increased by 21%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 25% at June 30, 2023, a decrease from 39% at December 31, 2022. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at June 30, 2023 totaled 43%, a decrease from 54% at December 31, 2022. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	June 30, 2023	December 31, 2022
SOFR	$2,538	$2,401
FHLBanks cost of funds	2,956	1,870
LIBOR	—	1,278
Other	146	345
Total variable-rate advances, at par value	$5,640	$5,894

Through June 30, 2023, the Bank had exposure related to advances with interest rates indexed to LIBOR totaling $175 million. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. The outstanding LIBOR-indexed advances are scheduled to reset to SOFR through September 2023. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at June 30, 2023, at carrying value, totaled $7.9 billion, a net increase of $212 million, or 3%, from December 31, 2022, as the Bank's purchases exceeded principal repayments.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Activity	2023	2022	2023	2022
Balance, beginning of period	$7,581	$7,526	$7,533	$7,434
Purchases	344	310	538	763
Principal repayments	(178)	(273)	(324)	(634)
Balance, end of period	$7,747	$7,563	$7,747	$7,563

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	June 30, 2023		December 31, 2022
Components	Carrying Value	% of Total	Carrying Value	% of Total
Cash and short-term investments:
Cash and due from banks	$64	—%	$21	—%
Interest-bearing deposits	818	3%	856	3%
Securities purchased under agreements to resell	4,400	15%	4,550	17%
Federal funds sold	5,027	17%	3,148	12%
Total cash and short-term investments	10,309	35%	8,575	32%

Trading securities:
U.S. Treasury obligations	345	1%	2,230	8%
Total trading securities	345	1%	2,230	8%

Total liquidity investments	10,654	36%	10,805	40%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,357	19%	4,210	16%
GSE and TVA debentures	1,771	6%	1,903	7%
GSE multifamily MBS	6,462	22%	6,067	22%
Total AFS securities	13,590	47%	12,180	45%

HTM securities:
Other U.S. obligations single-family MBS	3,683	13%	2,992	11%
GSE single-family MBS	586	2%	620	2%
GSE multifamily MBS	569	2%	628	2%
Total HTM securities	4,838	17%	4,240	15%

Total other investment securities	18,428	64%	16,420	60%

Total cash and investments, carrying value	$29,082	100%	$27,225	100%

Liquidity Investments. Cash and short-term investments at June 30, 2023 totaled $10.3 billion, an increase of $1.7 billion, or 20%, from December 31, 2022 to support the actual and potential demand for advances. Cash and short-term investments as a percent of total assets at June 30, 2023 and December 31, 2022 totaled 14% and 12%, respectively.

The Bank previously purchased U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at June 30, 2023 totaled $345 million, a decrease of $1.9 billion, or 85%, from December 31, 2022, as all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as AFS.

Liquidity investments at June 30, 2023 totaled $10.7 billion, a decrease of $151 million, or 1%, from December 31, 2022. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Other Investment Securities. AFS securities at June 30, 2023 totaled $13.6 billion, a net increase of $1.4 billion, or 12%, from December 31, 2022. The increase resulted from purchases of U.S. Treasury obligations and MBS.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at June 30, 2023 totaled $4 million, compared to net losses of $(10) million at December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2023 totaled $4.8 billion, a net increase of $598 million, or 14%, from December 31, 2022. The net increase resulted primarily from purchases of MBS, partially offset by principal payments and maturities of these securities.

Net unrecognized losses on HTM securities at June 30, 2023 totaled $(85) million, an increase in the net losses of $(1) million compared to December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2023		December 31, 2022
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$7,091	52%	$6,091	50%
Total MBS fixed-rate	6,496	48%	6,099	50%

Total AFS securities	$13,587	100%	$12,190	100%

HTM Securities:
Total MBS fixed-rate	$201	4%	$204	5%
Total MBS variable-rate	4,636	96%	4,036	95%

Total HTM securities	$4,837	100%	$4,240	100%

AFS and HTM securities:
Total fixed-rate	$13,788	75%	$12,394	75%
Total variable-rate	4,636	25%	4,036	25%

Total AFS and HTM securities	$18,424	100%	$16,430	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2023 remained unchanged from December 31, 2022. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

The following table presents our variable-rate MBS outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	June 30, 2023	December 31, 2022
SOFR	$2,789	$1,994
LIBOR	—	2,018
Total variable-rate MBS, at principal amount	$2,789	$4,012

Through June 30, 2023, the Bank had exposure related to MBS with interest rates indexed to LIBOR totaling $1.8 billion. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. The outstanding LIBOR-indexed MBS are scheduled to reset to SOFR through July 2024. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Total Liabilities. Total liabilities at June 30, 2023 were $70.5 billion, a net increase of $1.6 billion, or 2%, from December 31, 2022.

Deposits (Liabilities). Total deposits at June 30, 2023 were $663 million, a net increase of $67 million, or 11%, from December 31, 2022. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at June 30, 2023 totaled $68.7 billion, a net increase of $1.4 billion, or 2%, from December 31, 2022, which reflected higher funding needs associated with the net increase in the Bank's total assets.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2023		December 31, 2022
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$20,283	29%	$27,534	40%
CO bonds	17,235	24%	10,016	14%
Total due in 1 year or less	37,518	53%	37,550	54%
Long-term CO bonds	33,238	47%	31,986	46%

Total consolidated obligations	$70,756	100%	$69,536	100%

The mix of our funding changed from December 31, 2022 as discount notes outstanding decreased and CO bonds outstanding increased, primarily due to more favorable pricing on CO bonds. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

All of our variable-rate CO bonds outstanding at June 30, 2023 and December 31, 2022 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2023	December 31, 2022
Advances	$26,121	$24,038
Investments	16,157	15,936
Mortgage loans MDCs	164	61
CO bonds	40,149	30,940
Discount notes	—	2,000

Total notional outstanding	$82,591	$72,975

The increase in the total notional amount outstanding from December 31, 2022 of $9.6 billion, or 13%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in long-term CO bonds outstanding.

The following table presents the notional amounts of derivatives (cleared and uncleared) indexed to a variable interest rate ($ amounts in millions).

Variable Interest-Rate Index	June 30, 2023	December 31, 2022
SOFR	$66,305	$50,344
EFFR	12,991	14,016
LIBOR	—	8,554
Total variable rate, at notional	$79,296	$72,914

Through June 30, 2023, the Bank had exposure related to derivatives with interest rates indexed to LIBOR totaling $3.1 billion. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. The outstanding LIBOR-indexed derivatives are scheduled to reset to SOFR through September 2023. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	June 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(694)	$(1,118)	$1,988	$176
Estimated fair value of associated derivatives, net	697	1,349	(2,000)	46

Net cumulative fair-value hedging basis adjustments	$3	$231	$(12)	$222

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our LIBOR transition.

Total Capital. Total capital at June 30, 2023 was $3.8 billion, a net increase of $400 million, or 12%, from December 31, 2022. The net increase primarily resulted from issuances of capital stock to support the increase in advance activity, and growth of retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2023	December 31, 2022
Capital stock	63%	63%
Retained earnings	37%	38%
AOCI	—%	(1)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2023 compared to December 31, 2022 were primarily due to issuances of capital stock and the net change in unrealized gains on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2023	December 31, 2022
Total GAAP capital	$3,784	$3,384
Exclude: AOCI	10	26
Add: MRCS	371	373
Total regulatory capital	$4,165	$3,783

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the six months ended June 30, 2023, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $355.4 billion.

Changes in Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2023 was $271 million, compared to net cash provided by operating activities for the six months ended June 30, 2022 of $935 million. The net decrease in cash provided of $(664) million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	June 30, 2023		December 31, 2022
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,066	39%	$889	36%
Credit unions	445	16%	409	16%
Total depository institutions	1,511	55%	1,298	52%
Insurance companies	870	32%	825	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,381	87%	2,123	85%

MRCS:
Captive insurance company (1)	8	—%	10	—%
Other former members	363	13%	363	15%

Total MRCS	371	13%	373	15%

Total regulatory capital stock	$2,752	100%	$2,496	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be fully redeemed until the associated credit products and other obligations are no longer outstanding.

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	June 30, 2023	December 31, 2022
Required capital stock:
Member capital stock	$1,741	$1,678
MRCS	160	225
Total required capital stock	1,901	1,903

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	640	445
Member capital stock subject to outstanding redemption requests	—	—
MRCS	211	148
Total excess capital stock	851	593

Total regulatory capital stock	$2,752	$2,496

Excess stock as a percentage of regulatory capital stock	31%	24%

The increase in required member capital stock from December 31, 2022 resulted from elevated disbursements of short-term advances during the three months ended March 31, 2023. However, for those advances that matured and were not replaced, the associated capital stock was reclassified to excess stock.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average dividend rate (1)	5.44%	2.46%	5.14%	2.38%
Dividend payout ratio (2)	32.80%	41.10%	30.56%	43.15%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
(2)    Dividends paid in cash during the period divided by net income for that same period.

Even though the dividend rates for the three and six months ended June 30, 2023 were significantly higher than the rates for the corresponding periods in 2022, the dividend payout ratio was lower due to the significant increase in net income, which was partially due to a non-recurring gain on the extinguishment of CO bonds.

On July 27, 2023, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 7.50% and on Class B-1 non-activity-based stock at an annualized rate of 2.50%, resulting in a spread between the rates of 5.00 percentage points. The overall weighted-average annualized rate paid was 5.88%. The dividends were paid in cash on July 28, 2023.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at June 30, 2023 and December 31, 2022 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2023	December 31, 2022
Credit risk	$213	$203
Market risk	678	173
Operational risk	267	113

Total risk-based capital requirement	$1,158	$489

Permanent capital	$4,165	$3,782

Permanent capital as a percentage of required risk-based capital	360%	773%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the stress scenarios provided by the Finance Agency combined with the implementation of SOFR volatilities and discounting derivatives with SOFR; changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, and option-adjusted spreads; and changes in our balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at June 30, 2023 remained well in excess of our total risk-based capital requirement.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. In the Fall of 2022, and in the several months that followed, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The Finance Agency has stated that its review and analysis will culminate in a written report issued no later than September 30, 2023. The report is expected to (i) summarize the feedback received; (ii) identify actions the Finance Agency plans to take; and (iii) outline any recommendations for consideration by Congress. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2023, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 38% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

	June 30, 2023
Country	AA	A	Total
Domestic	$—	$2,763	$2,763
Australia	1,400	—	1,400
Canada	—	1,282	1,282
Netherlands	—	400	400
Total unsecured credit exposure	$1,400	$4,445	$5,845

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), U.S. Treasury obligations, and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At June 30, 2023, these investments totaled 289% of total regulatory capital.

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

	June 30, 2023
Investment	AA	A	Unrated (1)	Total
Short-term investments:
Interest-bearing deposits	$—	$818	$—	$818
Securities purchased under agreements to resell	2,000	2,000	400	4,400
Federal funds sold	1,400	3,627	—	5,027
Total short-term investments	3,400	6,445	400	10,245

Trading securities:
U.S. Treasury obligations	345	—	—	345
Total trading securities	345	—	—	345

Other investment securities:
U.S. Treasury obligations	5,357	—		5,357
GSE and TVA debentures	1,771	—	—	1,771
GSE MBS	7,617	—	—	7,617
Other U.S. obligations - guaranteed RMBS	3,683	—	—	3,683
Total other investment securities	18,428	—	—	18,428

Total investments, carrying value	$22,173	$6,445	$400	$29,018

Percentage of total	76%	23%	1%	100%

(1)    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

	Three Months Ended	Six Months Ended
LRA Activity	June 30, 2023	June 30, 2023
Liability, beginning of period	$236	$235
Additions	4	6
Claims paid	—	—
Distributions to Participating Financial Institutions	(7)	(8)
Liability, end of period	$233	$233

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	June 30, 2023
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$705	$16	$(15)	$1
Liability positions with credit exposure
Uncleared derivatives - A	19,352	(342)	357	15
Cleared derivatives (1)	29,697	(8)	540	532
Total derivative positions with credit exposure to non-member counterparties	49,754	(334)	882	548
Total derivative positions with credit exposure to member institutions (2)	26	—	—	—
Subtotal - derivative positions with credit exposure	49,780	$(334)	$882	$548
Derivative positions without credit exposure	32,811

Total derivative positions	$82,591

(1)    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
(2)    Includes MDCs from member institutions under our MPP.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including Value-at-Risk, duration of equity, convexity, changes in MVE, duration gap, and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	June 30, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,269	$4,289	$4,281	$4,249	$4,201
Percent change in MVE from base	(0.3)%	0.2%	—%	(0.7)%	(1.9)%
MVE/book value of equity	102.8%	103.2%	103.1%	102.3%	101.1%
Duration of equity	(0.9)	(0.1)	0.5	1.0	1.3

	December 31, 2022
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,416	$3,431	$3,437	$3,441	$3,439
Percent change in MVE from base	(0.6)%	(0.2)%	—%	0.1%	0.1%
MVE/book value of equity	90.9%	91.4%	91.5%	91.6%	91.6%
Duration of equity	(0.6)	(0.3)	(0.1)	(0.1)	0.2

The changes in these key metrics from December 31, 2022 resulted primarily from model enhancements and the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at June 30, 2023 and December 31, 2022 was 0.00% and (0.03)% , respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2022 Form 10-K.

Replacement of the LIBOR Benchmark Interest Rate

The replacement of LIBOR has not had a material impact on the Bank's business, results of operations or financial condition. Through June 30, 2023, the Bank had exposure related to various financial instruments, including advances, MBS and derivatives, with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. The outstanding LIBOR-indexed financial instruments are scheduled to reset to SOFR through July 2024.

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

As of June 30, 2023, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

10.1*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended and restated, effective as of January 1, 2023 incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on June 6, 2023

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

* This document is incorporated by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 10, 2023	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer