Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Indianapolis
filed 2023-11-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2023
Class A Stock, par value $100	—
Class B Stock, par value $100	26,042,111

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2023	December 31, 2022
Assets:
Cash and due from banks	$56,465	$21,161
Interest-bearing deposits (Note 3)	860,058	856,060
Securities purchased under agreements to resell (Note 3)	3,450,000	4,550,000
Federal funds sold (Note 3)	3,392,000	3,148,000
Trading securities (Note 3)	446,617	2,230,248
Available-for-sale securities (Note 3) (amortized cost of $13,626,866 and $12,189,776)	13,613,403	12,179,837
Held-to-maturity securities (Note 3) (estimated fair values of $5,274,222 and $4,156,218)	5,359,706	4,240,201
Advances (Note 4)	34,781,490	36,682,459
Mortgage loans held for portfolio, net (Note 5)	8,261,434	7,686,455
Accrued interest receivable	183,321	152,867
Derivative assets, net (Note 6)	536,871	434,421
Other assets	99,752	102,071

Total assets	$71,041,117	$72,283,780

Liabilities:
Deposits	$602,721	$595,907
Consolidated obligations (Note 7):
Discount notes	17,457,879	27,387,492
Bonds	47,895,565	39,882,454
Total consolidated obligations, net	65,353,444	67,269,946
Accrued interest payable	356,061	162,584
Affordable Housing Program payable (Note 8)	58,044	38,170
Derivative liabilities, net (Note 6)	15,326	19,209
Mandatorily redeemable capital stock (Note 9)	367,908	372,503
Other liabilities	618,642	441,763

Total liabilities	67,372,146	68,900,082

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,272,460 and 21,231,253	2,227,246	2,123,125
Retained earnings:
Unrestricted	1,091,633	963,812
Restricted	377,314	322,552
Total retained earnings	1,468,947	1,286,364
Total accumulated other comprehensive income (loss) (Note 10)	(27,222)	(25,791)

Total capital	3,668,971	3,383,698

Total liabilities and capital	$71,041,117	$72,283,780
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income:
Advances	$502,373	$187,002	$1,428,357	$289,605
Interest-bearing deposits	33,915	10,807	91,808	13,720
Securities purchased under agreements to resell	24,140	16,486	95,807	23,457
Federal funds sold	65,045	25,159	176,431	33,683
Trading securities	2,412	6,397	7,780	20,189
Available-for-sale securities	212,408	88,443	584,634	149,451
Held-to-maturity securities	69,221	15,250	176,701	31,794
Mortgage loans held for portfolio	64,320	52,874	181,203	152,142
Other interest income	73	98	223	120
Total interest income	973,907	402,516	2,742,944	714,161

Interest Expense:
Consolidated obligation discount notes	232,918	107,558	759,091	137,746
Consolidated obligation bonds	598,526	218,109	1,588,952	369,000
Deposits	10,159	3,866	26,672	5,512
Mandatorily redeemable capital stock	4,348	408	12,828	922
Other interest expense	1	—	203	—
Total interest expense	845,952	329,941	2,387,746	513,180

Net interest income	127,955	72,575	355,198	200,981
Provision for (reversal of) credit losses	(233)	(8)	(234)	(68)

Net interest income after provision for credit losses	128,188	72,583	355,432	201,049

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	(6,568)	(1,033)	(6,781)	(1,033)
Net gains (losses) on trading securities	2,141	382	11,213	(38,033)
Net gains on derivatives	4,883	8,984	8,490	46,181
Net gains on extinguishment of debt	—	—	19,846	—
Other, net	(359)	(1,133)	6,627	(9,015)
Total other income (loss)	97	7,200	39,395	(1,900)

Other Expenses:
Compensation and benefits	14,215	14,681	45,928	41,048
Other operating expenses	8,313	7,680	24,342	22,530
Federal Housing Finance Agency	1,711	1,801	5,134	5,518
Office of Finance	1,300	1,170	3,380	3,668
Other	1,412	2,681	10,385	6,846
Total other expenses	26,951	28,013	89,169	79,610

Income before assessments	101,334	51,770	305,658	119,539

Affordable Housing Program assessments	10,568	5,218	31,849	12,046

Net income	$90,766	$46,552	$273,809	$107,493
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$90,766	$46,552	$273,809	$107,493

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(17,458)	(16,452)	(3,524)	(136,143)

Pension benefits, net	547	609	2,093	1,398

Total other comprehensive income (loss)	(16,911)	(15,843)	(1,431)	(134,745)

Total comprehensive income (loss)	$73,855	$30,709	$272,378	$(27,252)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2023 and 2022
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

Total comprehensive income			72,613	18,153	90,766	(16,911)	73,855

Proceeds from issuance of capital stock	467	46,754					46,754

Redemption/repurchase of capital stock	(2,000)	(199,998)					(199,998)

Cash dividends on capital stock (6.07% annualized)			(35,292)	—	(35,292)		(35,292)

Balance, September 30, 2023	22,272	$2,227,246	$1,091,633	$377,314	$1,468,947	$(27,222)	$3,668,971

Balance, June 30, 2022	22,508	$2,250,835	$912,329	$299,391	$1,211,720	$14,156	$3,476,711

Total comprehensive income (loss)			37,241	9,311	46,552	(15,843)	30,709

Proceeds from issuance of capital stock	747	74,699					74,699

Cash dividends on capital stock (3.42% annualized)			(18,507)	—	(18,507)		(18,507)

Balance, September 30, 2022	23,255	$2,325,534	$931,063	$308,702	$1,239,765	$(1,687)	$3,563,612
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2023 and 2022
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Total comprehensive income			219,047	54,762	273,809	(1,431)	272,378

Proceeds from issuance of capital stock	3,044	304,443					304,443

Redemption/repurchase of capital stock	(2,003)	(200,309)					(200,309)

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (5.35% annualized)			(91,226)	—	(91,226)		(91,226)

Balance, September 30, 2023	22,272	$2,227,246	$1,091,633	$377,314	$1,468,947	$(27,222)	$3,668,971

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Total comprehensive income (loss)			85,994	21,499	107,493	(134,745)	(27,252)

Proceeds from issuance of capital stock	2,412	241,218					241,218

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Cash dividends on capital stock (2.73% annualized)			(44,800)	—	(44,800)		(44,800)

Balance, September 30, 2022	23,255	$2,325,534	$931,063	$308,702	$1,239,765	$(1,687)	$3,563,612

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$273,809	$107,493
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization and depreciation	11,780	100,247
Changes in net derivative and hedging activities	286,685	1,123,640
Net (gains) on extinguishment of debt	(19,846)	—
Provision for (reversal of) credit losses	(234)	(68)
Net (gains) losses on trading securities	(11,213)	38,033
Other adjustments	6,781	1,033
Changes in:
Accrued interest receivable	(30,461)	(27,406)
Other assets	(1,476)	8,296
Accrued interest payable	193,691	42,051
Other liabilities	31,933	12,473
Total adjustments, net	467,640	1,298,299

Net cash provided by operating activities	741,449	1,405,792

Investing Activities:
Net change in:
Interest-bearing deposits	208,452	(1,650,018)
Securities purchased under agreements to resell	1,100,000	1,000,000
Federal funds sold	(244,000)	(2,027,000)
Trading securities:
Proceeds from maturities	1,400,000	2,525,000
Proceeds from sales	494,063	200,000
Purchases	(99,219)	(1,930,219)
Available-for-sale securities:
Proceeds from paydowns and maturities	195,419	703,730
Proceeds from sales	592,660	—
Purchases	(2,500,969)	(4,330,214)
Held-to-maturity securities:
Proceeds from paydowns and maturities	353,651	789,190
Proceeds from sales	9,769	63,111
Purchases	(1,362,972)	(384,620)
Advances:
Principal repayments	231,653,753	156,213,544
Disbursements to members	(229,991,274)	(160,746,988)
Mortgage loans held for portfolio:
Principal collections	524,847	824,635
Purchases from members	(1,109,547)	(927,167)
Purchases of premises, software, and equipment	(2,968)	(2,768)
Loans to other Federal Home Loan Banks:
Principal repayments	1,080,000	1,040,000
Disbursements	(1,080,000)	(1,040,000)

Net cash provided by (used in) investing activities	1,221,665	(9,679,784)

(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Financing Activities:
Net change in deposits	12,544	(637,931)
Net proceeds (payments) on derivative contracts with financing elements	6,853	(592)
Net proceeds from issuance of consolidated obligations:
Discount notes	586,899,725	642,682,864
Bonds	18,410,888	13,648,088
Payments for matured and retired consolidated obligations:
Discount notes	(596,814,327)	(633,562,007)
Bonds	(10,451,793)	(14,729,350)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	500,000	—
Principal repayments	(500,000)	—
Proceeds from issuance of capital stock	304,443	241,218
Payments for redemption/repurchase of capital stock	(200,309)	(161,885)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(4,608)	(7,132)
Dividend payments on capital stock	(91,226)	(44,800)

Net cash provided by (used in) financing activities	(1,927,810)	7,428,473

Net increase (decrease) in cash and due from banks	35,304	(845,519)

Cash and due from banks at beginning of period	21,161	867,880

Cash and due from banks at end of period	$56,465	$22,361

Supplemental Disclosures:
Cash activities:
Interest payments	$2,109,305	$334,152
Affordable Housing Program payments	11,975	11,902
Non-cash activities:
Purchases of investment securities, traded but not yet settled	233,756	136,587
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2022 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2023 with the exception of the following that resulted from the adoption of ASU 2022-02, Troubled Debt Restructurings ("TDR") and Vintage Disclosures, on January 1, 2023.

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

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04), as amended. As a part of finalizing the transition of all outstanding LIBOR-indexed instruments to reference SOFR, we adopted certain practical expedients in Topic 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. The adoption of this guidance did not have a material impact on the Bank's financial condition, results of operations, or cash flows.

Recently Issued Accounting Guidance

Since the filing of our 2022 Form 10-K, the FASB has not issued any new accounting guidance that is applicable to the Bank.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that maintain a credit rating of triple-B or higher (investment grade) by an NRSRO. At September 30, 2023 and December 31, 2022, none of these investments were with counterparties rated below triple-B, and 5% of these investments, based on amortized cost, were with counterparties that were unrated. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At September 30, 2023 and December 31, 2022, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2023	December 31, 2022
U.S. Treasury obligations	$446,617	$2,230,248
Total trading securities at estimated fair value	$446,617	$2,230,248

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net gains (losses) on trading securities held at period end	$2,141	$(459)	$4,537	$(32,361)
Net gains (losses) on trading securities that matured/sold during the period	—	841	6,676	(5,672)
Net gains (losses) on trading securities	$2,141	$382	$11,213	$(38,033)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,457,656	$14,687	$(1,486)	$5,470,857
GSE and TVA debentures	1,745,997	18,756	—	1,764,753
GSE multifamily MBS	6,423,213	12,377	(57,797)	6,377,793
Total AFS securities	$13,626,866	$45,820	$(59,283)	$13,613,403

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$4,207,974	$3,502	$(1,802)	$4,209,674
GSE and TVA debentures	1,882,802	20,144	(243)	1,902,703
GSE multifamily MBS	6,099,000	20,064	(51,604)	6,067,460
Total AFS securities	$12,189,776	$43,710	$(53,649)	$12,179,837

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At September 30, 2023 and December 31, 2022, net unamortized discounts totaled $(291,143) and $(294,587), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(1,393,645) and $(1,099,886), respectively. Excludes accrued interest receivable at September 30, 2023 and December 31, 2022 of $72,474 and $53,358, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,115,689	$(1,346)	$231,738	$(140)	$1,347,427	$(1,486)
GSE multifamily MBS	1,810,455	(10,429)	2,743,071	(47,368)	4,553,526	(57,797)
Total impaired AFS securities	$2,926,144	$(11,775)	$2,974,809	$(47,508)	$5,900,953	$(59,283)

	December 31, 2022
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,836,099	$(1,802)	$—	$—	$1,836,099	$(1,802)
GSE and TVA debentures	75,024	(243)	—	—	75,024	(243)
GSE multifamily MBS	3,484,309	(41,046)	301,339	(10,558)	3,785,648	(51,604)
Total impaired AFS securities	$5,395,432	$(43,091)	$301,339	$(10,558)	$5,696,771	$(53,649)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$278,296	$279,554	$131,329	$131,517
Due after 1 through 5 years	3,740,367	3,765,153	1,575,581	1,594,583
Due after 5 through 10 years	3,184,990	3,190,903	4,383,866	4,386,277
Total non-MBS	7,203,653	7,235,610	6,090,776	6,112,377
Total MBS	6,423,213	6,377,793	6,099,000	6,067,460
Total AFS securities	$13,626,866	$13,613,403	$12,189,776	$12,179,837

Realized Gains and Losses. During the three and nine months ended September 30, 2023, for strategic and economic reasons, we sold a portion of our AFS securities. Proceeds from the sales totaled $507,547 and $592,660, respectively, resulting in net realized losses, excluding swap termination fees received, of $(6,568) and $(6,710), respectively, determined by the specific identification method. There were no sales during the three and nine months ended September 30, 2022.

Allowance for Credit Losses. At September 30, 2023 and December 31, 2022, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At September 30, 2023 and December 31, 2022, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	September 30, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,145,163	$3,226	$(37,043)	$4,111,346
GSE single-family	649,833	440	(47,080)	603,193
GSE multifamily	564,710	—	(5,027)	559,683
Total HTM securities	$5,359,706	$3,666	$(89,150)	$5,274,222

	December 31, 2022
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,991,702	$2,128	$(43,106)	$2,950,724
GSE single-family	619,910	518	(39,634)	580,794
GSE multifamily	628,589	—	(3,889)	624,700
Total HTM securities	$4,240,201	$2,646	$(86,629)	$4,156,218

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at September 30, 2023 and December 31, 2022 totaled $22,662 and $26,125, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the nine months ended September 30, 2023 and 2022, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales during the nine months ended September 30, 2023 and 2022 totaled $9,769 and $63,111, respectively, resulting in net realized losses of $(71) and $(1,033), respectively, determined by the specific identification method.

Allowance for Credit Losses. At September 30, 2023 and December 31, 2022, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

At September 30, 2023 and December 31, 2022, based on our evaluation, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	September 30, 2023		December 31, 2022
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$18	7.73	$430	6.74
Due in 1 year or less	9,873,503	4.75	14,517,059	3.77
Due after 1 through 2 years	3,925,830	3.14	2,726,023	2.82
Due after 2 through 3 years	2,632,172	3.22	3,316,683	2.73
Due after 3 through 4 years	3,300,243	4.10	2,045,370	2.70
Due after 4 through 5 years	6,540,352	4.16	3,938,017	3.96
Thereafter	9,356,901	3.39	10,747,880	2.70
Total advances, par value	35,629,019	3.93	37,291,462	3.26
Fair-value hedging basis adjustments, net	(852,723)		(615,859)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	5,194		6,856
Total advances (1)	$34,781,490		$36,682,459

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2023 and December 31, 2022 of $55,800 and $50,446, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Overdrawn demand and overnight deposit accounts	$18	$430	$18	$430
Due in 1 year or less	14,832,005	19,337,582	14,363,003	20,226,164
Due after 1 through 2 years	3,363,030	2,299,023	4,691,730	3,207,023
Due after 2 through 3 years	2,204,582	2,385,483	3,345,172	4,082,583
Due after 3 through 4 years	1,957,633	1,592,245	3,535,343	2,045,370
Due after 4 through 5 years	5,685,099	2,773,917	5,720,352	4,173,117
Thereafter	7,586,652	8,902,782	3,973,401	3,556,775
Total advances, par value	$35,629,019	$37,291,462	$35,629,019	$37,291,462

Advance Concentrations. At September 30, 2023 and December 31, 2022, our top five borrowers held 36% and 41%, respectively, of total advances outstanding at par. At September 30, 2023 and December 31, 2022, our top borrower held 12%.

Allowance for Credit Losses. At September 30, 2023 and December 31, 2022, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	September 30, 2023	December 31, 2022
Fixed-rate long-term mortgages	$7,335,205	$6,676,752
Fixed-rate medium-term (1) mortgages	770,265	856,446
Total mortgage loans held for portfolio, UPB	8,105,470	7,533,198
Unamortized premiums	174,065	168,593
Unamortized discounts	(11,418)	(9,466)
Hedging basis adjustments, net	(6,558)	(5,670)
Total mortgage loans held for portfolio	8,261,559	7,686,655
Allowance for credit losses	(125)	(200)
Total mortgage loans held for portfolio, net (2)	$8,261,434	$7,686,455

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at September 30, 2023 and December 31, 2022 of $36,654 and $30,396, respectively.

Type	September 30, 2023	December 31, 2022
Conventional	$7,965,829	$7,383,168
Government-guaranteed or -insured	139,641	150,030
Total mortgage loans held for portfolio, UPB	$8,105,470	$7,533,198

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

	September 30, 2023
	Origination Year
Payment Status	Prior to 2019	2019 to 2023	Total
Past due:
30-59 days	$19,600	$21,268	$40,868
60-89 days	4,268	795	5,063
90 days or more	4,088	1,565	5,653
Total past due	27,956	23,628	51,584
Total current	2,463,750	5,605,111	8,068,861
Total conventional mortgage loans, amortized cost	$2,491,706	$5,628,739	$8,120,445

	December 31, 2022
	Origination Year
Payment Status	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,892	$13,041	$30,933
60-89 days	4,537	1,992	6,529
90 days or more	9,498	2,979	12,477
Total past due	31,927	18,012	49,939
Total current	2,422,623	5,062,416	7,485,039
Total conventional mortgage loans, amortized cost	$2,454,550	$5,080,428	$7,534,978

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	September 30, 2023
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$675	$—	$675
Serious delinquency rate (2)	0.07%	0.70%	0.08%
Past due 90 days or more still accruing interest (3)	$2,261	$992	$3,253
On non-accrual status (4)	$8,354	$—	$8,354

	December 31, 2022
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,655	$—	$1,655
Serious delinquency rate (2)	0.16%	1.07%	0.18%
Past due 90 days or more still accruing interest (3)	$6,283	$1,552	$7,835
On non-accrual status (4)	$10,984	$—	$10,984

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
(4)    As of September 30, 2023 and December 31, 2022, of these conventional mortgage loans on non-accrual status, $970 and $3,160, respectively, of UPB did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, exceeded the amortized cost of the loans.

Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Rollforward of Allowance	2023	2022	2023	2022
Balance, beginning of period	$200	$200	$200	$200
(Charge-offs), net of recoveries	158	8	159	68
Provision for (reversal of) credit losses	(233)	(8)	(234)	(68)
Balance, end of period	$125	$200	$125	$200

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. We became subject to two-way initial margin regulatory requirements for uncleared derivative transactions executed on or after September 1, 2022 when our aggregate uncleared derivative exposure to a single counterparty exceeded a specified threshold during 2023. However, at September 30, 2023, we did not have any such exposure and therefore none of our securities were pledged as collateral.

There were no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest on cash collateral) at September 30, 2023 or December 31, 2022.

Cleared Derivatives. At September 30, 2023 and December 31, 2022, we were not required by our clearing agents to post any additional margin.

Financial Statement Effect and Additional Financial Information.

We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis by clearing agent and/or by counterparty when the netting requirements have been met.

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	September 30, 2023			December 31, 2022
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$78,478,162	$1,183,118	$2,118,828	$66,103,220	$919,089	$2,178,897
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	460,000	11	184	6,200,000	599	525
Interest-rate caps/floors	811,000	2,622	—	611,000	1,310	—
Interest-rate forwards	160,700	414	146	30,200	131	—
MDCs	158,701	68	500	30,855	50	102
Total derivatives not designated as hedging instruments	1,590,401	3,115	830	6,872,055	2,090	627
Total derivatives before adjustments	$80,068,563	1,186,233	2,119,658	$72,975,275	921,179	2,179,524
Netting adjustments and cash collateral (1)		(649,362)	(2,104,332)		(486,758)	(2,160,315)
Total derivatives, net, at estimated fair value		$536,871	$15,326		$434,421	$19,209

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2023 and December 31, 2022, including accrued interest, totaled $1,642,233 and $1,854,876, respectively. Cash collateral received from counterparties and held at September 30, 2023 and December 31, 2022, including accrued interest, totaled $187,263 and $181,319, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$1,182,615	$2,096,260	$892,313	$2,178,098
Cleared	3,136	22,752	28,685	1,324
Total gross recognized amount	1,185,751	2,119,012	920,998	2,179,422
Gross amounts of netting adjustments and cash collateral
Uncleared	(1,144,406)	(2,081,580)	(884,451)	(2,158,991)
Cleared	495,044	(22,752)	397,693	(1,324)
Total gross amounts of netting adjustments and cash collateral	(649,362)	(2,104,332)	(486,758)	(2,160,315)
Net amounts after netting adjustments and cash collateral
Uncleared	38,209	14,680	7,862	19,107
Cleared	498,180	—	426,378	—
Total net amounts after netting adjustments and cash collateral	536,389	14,680	434,240	19,107
Derivative instruments not meeting netting requirements (1)	482	646	181	102
Total derivatives, net, at estimated fair value	$536,871	$15,326	$434,421	$19,209

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended September 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$160,877	$129,012	$(253,041)	$36,848
Net gains (losses) on derivatives (2)	119,264	143,987	(37,173)	226,078
Net gains (losses) on hedged items (3)	(130,274)	(169,185)	46,695	(252,764)
Net impact on net interest income	$149,867	$103,814	$(243,519)	$10,162

Total interest income (expense) recorded in the statement of income (4)	$502,373	$212,408	$(598,526)	$116,255

	Three Months Ended September 30, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$27,902	$23,579	$(58,110)	$(6,629)
Net gains (losses) on derivatives (2)	253,211	172,199	(716,889)	(291,479)
Net gains (losses) on hedged items (3)	(253,803)	(190,174)	713,132	269,155
Net impact on net interest income	$27,310	$5,604	$(61,867)	$(28,953)

Total interest income (expense) recorded in the statement of income (4)	$187,002	$88,443	$(218,109)	$57,336

	Nine Months Ended September 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$427,432	$343,187	$(694,942)	$75,677
Net gains (losses) on derivatives (2)	157,566	128,284	92,024	377,874
Net gains (losses) on hedged items (3)	(177,409)	(188,067)	(83,198)	(448,674)
Net impact on net interest income	$407,589	$283,404	$(686,116)	$4,877

Total interest income (expense) recorded in the statement of income (4)	$1,428,357	$584,634	$(1,588,952)	$424,039

	Nine Months Ended September 30, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(31,122)	$(10,549)	$24,554	$(17,117)
Net gains (losses) on derivatives (2)	751,782	456,209	(2,006,955)	(798,964)
Net gains (losses) on hedged items (3)	(754,378)	(504,453)	1,995,737	736,906
Net impact on net interest income	$(33,718)	$(58,793)	$13,336	$(79,175)

Total interest income (expense) recorded in the statement of income (4)	$289,605	$149,451	$(369,000)	$70,056

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
(4)    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2023	2022	2023	2022
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$26	$(5,903)	$(8,145)	$32,560
Interest-rate caps/floors	431	1,150	2	1,281
Interest-rate forwards	794	1,428	852	8,454
Net interest settlements (1)	4,878	14,018	17,322	12,881
MDCs	(1,246)	(1,709)	(1,541)	(8,995)
Net gains (losses) on derivatives in other income	$4,883	$8,984	$8,490	$46,181

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	September 30, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$22,539,611	$13,626,866	$37,746,065

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(852,723)	$(1,642,606)	$(2,034,532)
For discontinued fair-value hedging relationships	—	248,961	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(852,723)	$(1,393,645)	$(2,034,532)

	December 31, 2022
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$20,766,832	$12,189,776	$28,717,246

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(615,898)	$(1,417,774)	$(2,147,802)
For discontinued fair-value hedging relationships	39	317,888	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(615,859)	$(1,099,886)	$(2,147,802)

(1)    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
(2)    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both September 30, 2023 and December 31, 2022 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2023	December 31, 2022
Book value	$17,457,879	$27,387,492
Par value	17,557,626	27,533,665

Weighted average effective interest rate	5.39%	4.16%

CO Bonds. The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2023		December 31, 2022
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$20,145,400	4.27	$10,016,310	3.05
Due after 1 through 2 years	10,361,030	1.94	8,014,590	1.48
Due after 2 through 3 years	6,616,580	1.38	6,278,940	1.37
Due after 3 through 4 years	3,435,010	1.66	7,130,600	1.25
Due after 4 through 5 years	1,807,290	2.56	2,312,540	1.76
Thereafter	7,545,380	2.66	8,249,080	2.35
Total CO bonds, par value	49,910,690	2.92	42,002,060	1.99
Unamortized premiums	36,556		45,535
Unamortized discounts	(9,269)		(10,165)
Unamortized concessions	(7,880)		(7,174)
Fair-value hedging basis adjustments, net	(2,034,532)		(2,147,802)
Total CO bonds	$47,895,565		$39,882,454
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	September 30, 2023	December 31, 2022
Non-callable / non-putable	$12,629,865	$11,979,560
Callable	37,280,825	30,022,500
Total CO bonds, par value	$49,910,690	$42,002,060

Year of Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Due in 1 year or less	$44,977,900	$37,066,810
Due after 1 through 2 years	2,054,030	1,444,590
Due after 2 through 3 years	865,080	770,940
Due after 3 through 4 years	230,010	804,100
Due after 4 through 5 years	580,290	268,540
Thereafter	1,203,380	1,647,080
Total CO bonds, par value	$49,910,690	$42,002,060

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2023	December 31, 2022
Fixed-rate	$46,556,690	$36,957,560
Step-up	1,418,500	2,268,500
Simple variable-rate	1,935,500	2,776,000
Total CO bonds, par value	$49,910,690	$42,002,060

Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2023	2022	2023	2022
Liability at beginning of period	$53,135	$28,953	$38,170	$31,049
Assessments (1)	10,568	5,218	31,849	12,046
Subsidy usage, net (2)	(5,659)	(2,978)	(11,975)	(11,902)
Liability at end of period	$58,044	$31,193	$58,044	$31,193

(1)    Assessments are reported separately on the Statement of Income as a reduction to income before assessments.
(2)    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	September 30, 2023	December 31, 2022
Class B-1 (1)	$546,166	$535,345
Class B-2 (2)	1,681,080	1,587,780
Total Class B	$2,227,246	$2,123,125

(1)    Non-activity-based stock.
(2)    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2023	2022	2023	2022
Liability at beginning of period	$370,622	$45,583	$372,503	$50,422
Reclassification from capital stock	—	—	13	—
Redemptions/repurchases	(2,714)	(2,293)	(4,608)	(7,132)
Liability at end of period	$367,908	$43,290	$367,908	$43,290

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2023	December 31, 2022
Past contractual redemption date (1)	$763	$498
Year 1 (2)	15,047	10,048
Year 2	3,530	9,872
Year 3	19,323	19,179
Year 4	—	3,674
Year 5	329,245	329,232
Total MRCS	$367,908	$372,503

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products and other obligations are no longer outstanding.
(2)    Balance at September 30, 2023 and December 31, 2022 includes $5,175 and $9,585 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products and other obligations are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2023	2022	2023	2022
Recorded as interest expense	$4,348	$408	$12,828	$922
Recorded as distributions from retained earnings	—	—	707	—
Total	$4,348	$408	$13,535	$922

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2022 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency capital requirements at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,111,684	$4,064,101	$489,240	$3,781,992

Total regulatory capital	$2,841,645	$4,064,101	$2,891,351	$3,781,992
Total regulatory capital-to-assets ratio	4.00%	5.72%	4.00%	5.23%

Leverage capital	$3,552,056	$6,096,151	$3,614,189	$5,672,988
Leverage ratio	5.00%	8.58%	5.00%	7.85%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)
OCI before reclassifications:
Net change in unrealized gains (losses)	(24,026)	—	(24,026)
Reclassifications from OCI to net income:
Net realized losses from sales of AFS securities	6,568	—	6,568
Pension benefits, net	—	547	547
Total other comprehensive income	(17,458)	547	(16,911)
Balance, September 30, 2023	$(13,463)	$(13,759)	$(27,222)

Balance, June 30, 2022	$32,251	$(18,095)	$14,156
OCI before reclassifications:
Net change in unrealized gains (losses)	(16,452)	—	(16,452)
Reclassifications from OCI to net income:
Pension benefits, net	—	609	609
Total other comprehensive income (loss)	(16,452)	609	(15,843)
Balance, September 30, 2022	$15,799	$(17,486)	$(1,687)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains (losses)	(10,234)	—	(10,234)
Reclassifications from OCI to net income:
Net realized losses from sales of AFS securities	6,710	—	6,710
Pension benefits, net	—	2,093	2,093
Total other comprehensive income	(3,524)	2,093	(1,431)
Balance, September 30, 2023	$(13,463)	$(13,759)	$(27,222)

Balance, December 31, 2021	$151,942	$(18,884)	$133,058
OCI before reclassifications:
Net change in unrealized gains (losses)	(136,143)	—	(136,143)
Reclassifications from OCI to net income:
Pension benefits, net	—	1,398	1,398
Total other comprehensive income (loss)	(136,143)	1,398	(134,745)
Balance, September 30, 2022	$15,799	$(17,486)	$(1,687)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$115,311	$12,644	$127,955	$59,854	$12,721	$72,575
Provision for (reversal of) credit losses	—	(233)	(233)	—	(8)	(8)
Other income (loss)	481	(384)	97	7,367	(167)	7,200
Other expenses	23,111	3,840	26,951	23,879	4,134	28,013
Income before assessments	92,681	8,653	101,334	43,342	8,428	51,770
Affordable Housing Program assessments	9,703	865	10,568	4,375	843	5,218
Net income	$82,978	$7,788	$90,766	$38,967	$7,585	$46,552

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$318,114	$37,084	$355,198	$163,325	$37,656	$200,981
Provision for (reversal of) credit losses	—	(234)	(234)	—	(68)	(68)
Other income (loss)	39,764	(369)	39,395	(1,575)	(325)	(1,900)
Other expenses	77,383	11,786	89,169	68,081	11,529	79,610
Income before assessments	280,495	25,163	305,658	93,669	25,870	119,539
Affordable Housing Program assessments	29,333	2,516	31,849	9,459	2,587	12,046
Net income	$251,162	$22,647	$273,809	$84,210	$23,283	$107,493

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
September 30, 2023	$62,779,683	$8,261,434	$71,041,117
December 31, 2022	64,597,325	7,686,455	72,283,780

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

	September 30, 2023
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$56,465	$56,465	$56,465	$—	$—	$—
Interest-bearing deposits	860,058	860,058	860,016	42	—	—
Securities purchased under agreements to resell	3,450,000	3,450,000	—	3,450,000	—	—
Federal funds sold	3,392,000	3,392,000	—	3,392,000	—	—
Trading securities	446,617	446,617	—	446,617	—	—
AFS securities	13,613,403	13,613,403	—	13,613,403	—	—
HTM securities	5,359,706	5,274,222	—	5,274,222	—	—
Advances	34,781,490	34,594,500	—	34,594,500	—	—
Mortgage loans held for portfolio, net	8,261,434	7,155,691	—	7,152,361	3,330	—
Accrued interest receivable	183,321	183,321	—	183,321	—	—
Derivative assets, net	536,871	536,871	—	1,186,233	—	(649,362)
Grantor trust assets (2)	56,016	56,016	56,016	—	—	—

Liabilities:
Deposits	602,721	602,721	—	602,721	—	—
Consolidated obligations:
Discount notes	17,457,879	17,459,771	—	17,459,771	—	—
Bonds	47,895,565	46,732,215	—	46,732,215	—	—
Accrued interest payable	356,061	356,061	—	356,061	—	—
Derivative liabilities, net	15,326	15,326	—	2,119,658	—	(2,104,332)
MRCS	367,908	367,908	367,908	—	—	—

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

	September 30, 2023
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$446,617	$—	$446,617	$—	$—
Total trading securities	446,617	—	446,617	—	—
AFS securities:
U.S. Treasury obligations	5,470,857	—	5,470,857	—	—
GSE and TVA debentures	1,764,753	—	1,764,753	—	—
GSE multifamily MBS	6,377,793	—	6,377,793	—	—
Total AFS securities	13,613,403	—	13,613,403	—	—
Derivative assets:
Interest-rate related	536,803	—	1,186,165	—	(649,362)
MDCs	68	—	68	—	—
Total derivative assets, net	536,871	—	1,186,233	—	(649,362)
Other assets:
Grantor trust assets	56,016	56,016	—	—	—
Total assets at recurring estimated fair value	$14,652,907	$56,016	$15,246,253	$—	$(649,362)

Derivative liabilities:
Interest-rate related	$14,826	$—	$2,119,158	$—	$(2,104,332)
MDCs	500	—	500	—	—
Total derivative liabilities, net	15,326	—	2,119,658	—	(2,104,332)
Total liabilities at recurring estimated fair value	$15,326	$—	$2,119,658	$—	$(2,104,332)

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

Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2023
Type of Commitment	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (1)	$826,846	$361,161	$1,188,007
Commitments for standby bond purchases	—	195,914	195,914
Unused lines of credit (2)	1,162,674	—	1,162,674
Commitments to fund additional advances (3)	13,850	4,087	17,937
Commitments to purchase mortgage loans, net (4)	158,701	—	158,701
Unsettled discount notes, at par	302,970	—	302,970

(1)    There were no unconditional commitments to issue standby letters of credit at September 30, 2023.
(2)    Maximum line of credit amount per member is $100,000.
(3)    Generally for periods up to six months.
(4)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at September 30, 2023 and December 31, 2022 totaled $1,637,346 and $1,849,797, respectively. No securities were pledged as collateral to counterparties at September 30, 2023 or December 31, 2022.

Standby Bond Purchase Agreements. During the nine months ended September 30, 2023, we entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. These standby bond purchase commitments have original expiration periods of up to five years, expiring no later than 2028, although some may be renewable at our option. We had not purchased any bonds under these agreements as of September 30, 2023.

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

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net capital stock issuances (redemptions and repurchases)	$137	$6,839	$3,942	$(40,144)
Net advances (repayments)	35,232	519,393	(90,280)	1,754,096
Mortgage loan purchases	14,386	1,736	28,390	14,483

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	September 30, 2023		December 31, 2022
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$56,358	2%	$49,869	2%
Advances	773,720	2%	886,191	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2023 resulting from the 2022 board of directors' election and on April 1, 2023 resulting from the election by the board of directors of new directors to fill unexpired terms.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLB System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at September 30, 2023 or December 31, 2022.

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

Economy and Financial Markets. The U.S. economy surged in the third quarter of 2023, growing at the fastest pace since the fourth quarter of 2021.

Third quarter 2023 U.S. real gross domestic product, according to the U.S. Commerce Department, rose at a seasonally- and inflation-adjusted annual rate of 4.9%, more than double the second quarter annual rate of 2.1%, as consumers spent at a phenomenal rate.

Consumer spending has been boosted by a tight labor market, savings accumulated during the pandemic and higher wages. The labor market remained tight with near historically low jobless claims as the number of job openings exceeded the number of unemployed people looking for work. The U.S. unemployment rate in September, according to the U.S. Bureau of Labor Statistics, remained at a low 3.8%.

Not adjusting for inflation, average hourly wages were up 4.2% in September from a year earlier, according to the U.S. Labor Department. Those gains have eased over the past year but remain strong enough to outpace inflation, with economists estimating that consumer prices were up 3.6% on the year in September.

Inflation continued to moderate and has eased sharply from its recent peak in June 2022 but remained elevated. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, increased in September 2023 at an annual rate of 3.4%, according to the Commerce Department, down sharply from a four-decade high annual rate of 7% in June 2022. The associated measure of core prices, which excludes volatile food and energy prices, rose in the third quarter at an annual rate of 2.4% compared to a year earlier, down from an annual rate in the second quarter of 3.7%. This is the first time it has been below 3% since the end of 2020, but is high enough to warrant more vigilance by the Federal Reserve because it uses this measure as the benchmark for its 2% inflation target.

The combination of slowing price increases and a resilient economy has sparked hopes that the economy will see a soft landing, where inflation ebbs without causing a recession. But there are warning signs underlying the strong economic results. Business investment stalled. People saved less and their incomes, adjusted for inflation, fell slightly during the quarter. That could mean the pace of consumer spending will ease in the fourth quarter. Rising long-term interest rates, geopolitical instability and the possibility of a government shutdown could have an adverse impact on economic growth.

Conditions in U.S. Housing Markets. The actions by the Federal Reserve to curb inflation by raising interest rates have most directly affected consumers through the housing market. Potential home buyers continue to face high mortgage rates and a shortage of available properties, a combination that has made purchases less affordable.

In late September 2023, the average rate for a 30-year fixed-rate mortgage reached an average of 7.31%, the highest level since the year 2000, according to Freddie Mac. Through late October, mortgage rates continued to climb for the seventh week in a row. Rates have risen 2 full percentage points in 2023. Elevated mortgage interest rates have kept many buyers out of the market due to a lack of affordability, which has reduced housing demand. At the same time, high mortgage rates have discouraged homeowners from selling as many are reluctant to give up their existing low mortgage rates, which has limited the supply of homes for sale.

The result of lower demand and lower supply has been declining existing-home sales but stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell in September 2023 to their lowest level since October 2010. September sales fell 15.4% from a year earlier, according to the National Association of Realtors ("NAR"). The national median existing-home price according to the NAR rose 2.8% in September from a year earlier.

Housing affordability, particularly for first-time home buyers, remains an economic burden. The NAR affordability index reached its worst level in August since 1985.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on July 26, 2023, the FOMC raised the target range for the federal funds rate by another 25 bps to 5.25% to 5.50%. At its meeting on September 20, 2023, the FOMC decided to maintain the target range at 5.25% to 5.50%, indicating that tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation.

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Nine Months Ended		Period End
	September 30,		September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Federal Funds Effective	5.26%	2.20%	4.93%	1.04%	5.33%	4.33%
SOFR	5.24%	2.15%	4.90%	0.99%	5.31%	4.30%
1-week Overnight-Indexed Swap	5.28%	2.31%	4.95%	1.10%	5.33%	4.34%
3-month U.S. Treasury yield	5.43%	2.67%	5.11%	1.36%	5.45%	4.37%
2-year U.S Treasury yield	4.94%	3.38%	4.53%	2.53%	5.05%	4.43%
10-year U.S. Treasury yield	4.14%	3.10%	3.80%	2.66%	4.57%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC has raised short-term rates, portions of the Treasury yield curve have become inverted. Investors use the 10-year Treasury yield as an indicator of investor confidence. In recent periods, the 2-year rate has been consistently higher than the 10-year rate. With the recent rise in the 10-year rate, the yield curve has become significantly less inverted. The rate rose above 5% on October 23, 2023, reaching its July 2007 milestone.

At its meeting on November 1, 2023, the FOMC decided to maintain the target range for the federal funds rate at 5.25% to 5.50%.

The FOMC stated that "Tighter financial and credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Committee remains highly attentive to inflation risks. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net interest income	$128	$73	$55	76%	$355	$201	$154	77%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for credit losses	128	73	55	77%	355	201	154	77%
Other income (loss)	—	7	(7)		39	(2)	41
Other expenses	27	28	(1)		89	80	9
Income before assessments	101	52	49	96%	305	119	186	156%
AHP assessments	10	5	5		31	12	19
Net income	91	47	44	95%	274	107	167	155%
Total other comprehensive income (loss)	(17)	(16)	(1)		(1)	(135)	134

Total comprehensive income (loss)	$74	$31	$43	141%	$273	$(28)	$301	1,099%

The increase in net income for the three months ended September 30, 2023 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, primarily advances.

The increase in net income for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, an increase in the average balances outstanding of interest-earning assets, primarily advances, and net gains on the extinguishments of certain consolidated obligations.

The changes in total OCI for the three and nine months ended September 30, 2023 compared to the corresponding periods in the prior year were substantially due to unrealized gains (losses) on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios	2023	2022	2023	2022
Return on average assets	0.51%	0.28%	0.51%	0.23%
Return on average equity	9.70%	5.23%	10.22%	4.07%

Changes in Financial Condition for the Nine Months Ended September 30, 2023. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2023	December 31, 2022	$ Change	% Change
Advances	$34,781	$36,683	$(1,902)	(5)%
Mortgage loans held for portfolio, net	8,261	7,687	574	7%
Liquidity investments (1)	8,205	10,805	(2,600)	(24)%
Other investment securities (2)	18,973	16,420	2,553	16%
Other assets	821	689	132	19%
Total assets	$71,041	$72,284	$(1,243)	(2)%

Consolidated obligations	$65,353	$67,270	$(1,917)	(3)%
MRCS	368	373	(5)	(1)%
Other liabilities	1,651	1,257	394	31%
Total liabilities	67,372	68,900	(1,528)	(2)%

Capital stock	2,227	2,123	104	5%
Retained earnings (3)	1,469	1,287	182	14%
AOCI	(27)	(26)	(1)	(6)%
Total capital	3,669	3,384	285	8%

Total liabilities and capital	$71,041	$72,284	$(1,243)	(2)%

Total regulatory capital (4)	$4,064	$3,783	$281	7%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
(2)    Includes AFS and HTM securities.
(3)    Includes restricted retained earnings at September 30, 2023 and December 31, 2022 of $377 million and $323 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at September 30, 2023 were $71.0 billion, a net decrease of $1.2 billion, or 2%, from December 31, 2022.

Advances outstanding at September 30, 2023, at carrying value, totaled $34.8 billion, a net decrease of $1.9 billion, or 5%, from December 31, 2022. The par value of advances outstanding decreased by 4% to $35.6 billion, which included a net decrease in short-term advances of 32% and a net increase in long-term advances of 13%. The par value of advances outstanding to depository institutions — comprising commercial banks, savings institutions and credit unions — decreased by 6%, while advances outstanding to insurance companies decreased by 2%.

Purchases of mortgage loans from the Bank's members for the nine months ended September 30, 2023 totaled $1.1 billion. Mortgage loans held for portfolio at September 30, 2023 totaled $8.3 billion, a net increase of $574 million, or 7%, from December 31, 2022, as the Bank's purchases exceeded principal repayments by borrowers.

Liquidity investments at September 30, 2023 totaled $8.2 billion, a net decrease of $2.6 billion, or 24%, from December 31, 2022. The portion of U.S. Treasury obligations classified as trading securities decreased by $1.8 billion, or 80%, to $447 million, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as available-for-sale. Cash and short-term investments decreased by $817 million, or 10%, to $7.8 billion. As a result of this activity, cash and short-term investments represented 95% of the total liquidity investments at September 30, 2023, while U.S. Treasury obligations represented 5%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at September 30, 2023 totaled $19.0 billion, a net increase of $2.6 billion, or 16%, from December 31, 2022, due to purchases of U.S. Treasury obligations and MBS to continue to support the Bank's financial position.

The Bank's consolidated obligations outstanding at September 30, 2023 totaled $65.4 billion, a net decrease of $1.9 billion, or 3%, from December 31, 2022, which reflected lower funding needs associated with the net decrease in the Bank's total assets.

Total capital at September 30, 2023 was $3.7 billion, a net increase of $285 million, or 8%, from December 31, 2022. The net increase primarily resulted from the growth of retained earnings and issuances of capital stock to support advance activity, partially offset by the Bank's voluntary repurchases of its members' excess stock during the third quarter totaling $200 million.

The Bank's regulatory capital-to-assets ratio at September 30, 2023 was 5.72%, which exceeds all applicable regulatory capital requirements.

Outlook. The FHLBanks as a System have voluntarily committed to increasing their allocation to AHP or other affordable housing, small business, and community investment programs by 50% above the statutory minimum. While the Bank supports an increase in its current voluntary allocation from 2.5% of net earnings to 5% of net earnings, the nature and timing of the Bank's commitment have not yet been determined.
Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended September 30, 2023 totaled $974 million, an increase of $571 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets, primarily advances.

Interest income for the nine months ended September 30, 2023 totaled $2.7 billion, an increase of $2.0 billion compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets, primarily advances.

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended September 30, 2023 totaled $846 million, an increase of $516 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially consolidated obligations.

Interest expense for the nine months ended September 30, 2023 totaled $2.4 billion, an increase of $1.9 billion compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially consolidated obligations.

Net Interest Income. As a result, net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital. The increase in net interest income for the three months ended September 30, 2023 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earnings assets, primarily advances.

The increase in net interest income for the nine months ended September 30, 2023 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earnings assets, primarily advances.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $2.5 million for the three months ended September 30, 2023, compared to net hedging gains of $3.3 million for the corresponding period in the prior year, and net hedging gains of $8.1 million for the nine months ended September 30, 2023, compared to net hedging losses of $(1.5) million for the corresponding period in the prior year.

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

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)
Assets:
Securities purchased under agreements to resell	$1,801	$24	5.32%	$3,043	$17	2.15%
Federal funds sold	4,844	65	5.33%	4,448	26	2.24%
MBS (3)(4)	11,618	175	5.97%	9,965	71	2.86%
Other investment securities (3)(4)	7,627	110	5.69%	8,400	38	1.81%
Advances (4)	35,459	502	5.62%	30,921	187	2.40%
Mortgage loans held for portfolio (4) (5)	8,069	64	3.16%	7,676	53	2.73%
Other assets (interest-earning) (6)	2,577	34	5.23%	2,022	11	2.14%
Total interest-earning assets	71,995	974	5.37%	66,475	403	2.40%
Other assets, net (7)	(880)			(868)
Total assets	$71,115			$65,607

Liabilities and Capital:
Interest-bearing deposits	$786	10	5.13%	$806	4	1.90%
Discount notes	17,546	233	5.27%	21,159	108	2.02%
CO bonds (4)	47,878	599	4.96%	39,393	218	2.20%
MRCS	370	4	4.66%	44	—	3.69%
Other borrowings	—	—	5.40%	—	—	—%
Total interest-bearing liabilities	66,580	846	5.04%	61,402	330	2.13%
Other liabilities	821			676
Capital stock	2,391			2,293
All other components of capital	1,323			1,236
Total liabilities and capital	$71,115			$65,607

Net interest income		$128			$73

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.33%			0.27%

Net interest margin (8)			0.71%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.08			1.08

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense (1)	Average Yield/ Cost of Funds (1) (2)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1) (2)
Assets:
Securities purchased under agreements to resell	$2,595	$96	4.94%	$3,167	$23	0.99%
Federal funds sold	4,703	176	5.02%	3,758	34	1.20%
MBS (3)(4)	11,231	479	5.69%	10,035	133	1.77%
Other investment securities (3)(4)	7,491	291	5.19%	7,973	68	1.15%
Advances (4)	36,373	1,428	5.25%	28,296	290	1.37%
Mortgage loans held for portfolio (4) (5)	7,858	181	3.08%	7,690	152	2.65%
Other assets (interest-earning) (6)	2,521	92	4.88%	1,435	14	1.29%
Total interest-earning assets	72,772	2,743	5.04%	62,354	714	1.53%
Other assets, net (7)	(956)			(339)
Total assets	$71,816			$62,015

Liabilities and Capital:
Interest-bearing deposits	$755	27	4.72%	$1,121	5	0.66%
Discount notes	21,025	759	4.83%	17,061	138	1.08%
CO bonds (4)	45,321	1,589	4.69%	39,653	369	1.24%
MRCS	371	13	4.62%	46	1	2.68%
Other borrowings	6	—	4.87%	—	—	0.51%
Total interest-bearing liabilities	67,478	2,388	4.73%	57,881	513	1.18%
Other liabilities	755			606
Capital stock	2,300			2,216
All other components of capital	1,283			1,312
Total liabilities and capital	$71,816			$62,015

Net interest income		$355			$201

Net spread on interest-earning assets less interest-bearing liabilities (2)			0.31%			0.35%

Net interest margin (8)			0.65%			0.43%

Average interest-earning assets to interest-bearing liabilities	1.08			1.08

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

Average Balances. The average balances outstanding of interest-earning assets for the three months ended September 30, 2023 increased by 8% compared to the corresponding period in 2022. The average balances of advances increased by 15%, reflecting higher member utilization of advances, and the average balances of MBS increased by 17%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances outstanding of interest-bearing liabilities for the three months ended September 30, 2023 increased by 8% compared to the corresponding period in 2022. The average balances of CO bonds increased by 22%, reflecting a significant change in the mix of funding, due to favorable opportunities to issue callable CO bonds. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 7%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

The average balances outstanding of interest-earning assets for the nine months ended September 30, 2023 increased by 17% compared to the corresponding period in 2022. The average balances of advances increased by 29%, reflecting higher member utilization of advances. The average balances outstanding of interest-bearing liabilities for the nine months ended September 30, 2023 increased by 17% compared to the corresponding period in 2022. The average balances of discount notes increased by 23%. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 18%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended September 30, 2023 was 5.37%, an increase of 297 bps compared to the corresponding period in 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended September 30, 2023 was 5.04%, an increase of 291 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was an increase in the overall net interest spread of 6 bps compared to the corresponding period in 2022.

The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2023 was 5.04%, an increase of 351 bps compared to the corresponding period in 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the nine months ended September 30, 2023 was 4.73%, an increase of 355 bps due to higher funding costs on all of our interest-bearing liabilities. The increase in the average balances of the previously lower-costing discount notes and short-term CO bonds resulted in a disproportionate increase in interest expense due to the inverted yield curve. The net effect was a decrease in the overall net interest spread of 4 bps compared to the corresponding period in 2022.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2023	2022	2023	2022
Net realized losses from sales of AFS and HTM securities	$(7)	$(1)	$(7)	$(1)

Net unrealized gains (losses) on trading securities (1)	2	3	15	(16)
Net realized gains (losses) on trading securities (2)	—	(2)	(4)	(22)
Net gains (losses) on trading securities	2	1	11	(38)

Net gains (losses) on derivatives hedging trading securities	(3)	(5)	(15)	36
Net gains (losses) on other derivatives not designated as hedging instruments (3)	3	—	6	(3)
Net interest settlements on economic derivatives (4)	5	14	17	13
Net gains on derivatives	5	9	8	46

Net gains on extinguishment of debt	—	—	20	—

Change in fair value of investments indirectly funding the liabilities under the SERP	(1)	(2)	2	(11)

Other, net	1	—	5	2

Total other income (loss)	$—	$7	$39	$(2)

(1)    Includes impact of purchase discount (premium) recorded through mark-to-market gains (losses). Excludes impact of associated derivatives.
(2)    Includes, at maturity, 100% of original discount (premium) as gain (loss). Excludes impact of associated derivatives.
(3)    Includes swap termination fees received (paid) associated with sales of AFS securities.
(4)    Generally offsetting interest income on trading securities or interest expense on the associated funding is included in net interest income.

The decrease in total other income for the three months ended September 30, 2023 compared to the corresponding period in 2022 was due primarily to a decrease in net interest settlements received, particularly on swaps hedging trading securities, which were generally offset by an increase in net interest income related to those trading securities.

The increase in total other income for the nine months ended September 30, 2023 compared to the corresponding period in 2022 was due primarily to net gains on debt extinguishments and increases in the fair values of SERP-related investments.

In the nine months ended September 30, 2023, we retired two CO bonds prior to their contractual maturity dates and recognized net gains on debt extinguishment of $20 million. Such a significant gain is not expected to be a recurring component of other income or net income.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2023	2022	2023	2022
Compensation and benefits	$14	$15	$46	$41
Other operating expenses	8	7	24	22
Finance Agency and Office of Finance	3	3	8	10
Voluntary allocations to AHP and/or related programs	—	1	6	3
Other	2	2	5	4

Total other expenses	$27	$28	$89	$80

The net decrease in total other expenses for the three months ended September 30, 2023 compared to the corresponding period in 2022 was due to several factors, none of which were significant.

The net increase in total other expenses for the nine months ended September 30, 2023 compared to the corresponding period in 2022 was primarily due to an increase in compensation and benefits and voluntary allocations to AHP and/or related programs. Such increase in compensation and benefits was primarily due to an increase in employee headcount, increases in compensation due to inflation and conditions in the labor market, an increase in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, and excise tax refunds that were received in 2022 that were not received in 2023, partially offset by lower voluntary contributions to our defined benefit pension plan.

Our voluntary allocations to AHP and/or related programs for the nine months ended September 30, 2023 increased compared to the corresponding period in 2022 as a result of our increase in income before assessments. These voluntary allocations to our AHP or other affordable housing, small business and community investment programs are based on 2.5% of net earnings, but the timing of the recognition of such allocations in other expenses can vary due to applicable accounting requirements.

AHP Assessments. For the three and nine months ended September 30, 2023, our required AHP expense was $10 million and $31 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

Total Other Comprehensive Income (Loss). Total OCI for the three and nine months ended September 30, 2023 and 2022 consisted substantially of net unrealized losses on AFS securities. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2023	2022	2023	2022
Net interest income	$115	$60	$318	$163
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	7	39	(2)
Other expenses	23	24	77	68
Income before assessments	92	43	280	93
AHP assessments	9	4	29	9

Net income	$83	$39	$251	$84

The increase in net income for the traditional segment for the three months ended September 30, 2023 compared to the corresponding period in 2022 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, primarily advances.

The increase in net income for the traditional segment for the nine months ended September 30, 2023 compared to the corresponding period in 2022 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, an increase in the average balances outstanding of interest-earning assets, primarily advances, and net gains on the extinguishments of certain consolidated obligations.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2023	2022	2023	2022
Net interest income	$13	$13	$37	$38
Provision for (reversal of) credit losses	—	—	—	—
Other income (loss)	—	—	—	—
Other expenses	4	4	12	12
Income before assessments	9	9	25	26
AHP assessments	1	1	2	3

Net income	$8	$8	$23	$23

The slight change in net income for the mortgage loans segment for the three and nine months ended September 30, 2023 compared to the corresponding periods in 2022 was substantially due to disproportionately higher funding costs relative to the yields on our fixed-rate loan portfolio resulting from the inverted yield curve.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2023		December 31, 2022
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$34,781	49%	$36,683	51%
Mortgage loans held for portfolio, net	8,261	12%	7,687	11%
Cash and short-term investments	7,758	11%	8,575	12%
Trading securities	447	1%	2,230	3%
MBS	11,737	17%	10,307	14%
Other investment securities	7,236	10%	6,113	8%
Other assets (1)	821	—%	689	1%

Total assets	$71,041	100%	$72,284	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of September 30, 2023 were $71.0 billion, a net decrease of $1.2 billion, or 2%, compared to December 31, 2022. The mix of our assets at September 30, 2023 changed compared to December 31, 2022 in that substantially all of our purchases of U.S. Treasury obligations in 2023 have been classified as AFS securities, which are included in other investment securities. The resulting decline in trading securities was more than offset by an increase in U.S. Treasury obligations and MBS to continue to support the Bank's financial position.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2023 at carrying value totaled $34.8 billion, a net decrease of $1.9 billion, or 5%, compared to December 31, 2022. This decrease reflects the maturity of advances to a former depository member that were not eligible for renewal totaling $3.2 billion. Otherwise, advances outstanding to our depository members increased due to higher demand for advances to support their liquidity needs, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment. Rising market interest rates have had an adverse impact on depository members' ability to liquidate their investment portfolios and maintain or increase their deposit levels.
Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value at September 30, 2023, advances to depository institutions were 63%, while advances to insurance companies were 37%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2023		December 31, 2022
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,341	43%	$13,920	37%
Credit unions	5,542	16%	5,163	14%
Former members	1,618	4%	4,772	13%
Total depository institutions	22,501	63%	23,855	64%

Insurance companies:
Captive insurance company (1)	115	—%	213	1%
Other insurance companies	13,007	37%	13,217	35%
Former members (2)	5	—%	5	—%
Total insurance companies	13,127	37%	13,435	36%

CDFIs	1	—%	1	—%

Total advances outstanding	$35,629	100%	$37,291	100%

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

	September 30, 2023		December 31, 2022
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options (1)
Due in 1 year or less	$9,249	26%	$13,592	36%
Due after 1 through 5 years	12,119	34%	7,559	20%
Due after 5 through 15 years	2,139	6%	1,696	5%
Thereafter	14	—%	15	—%
Total	23,521	66%	22,862	61%

Callable or prepayable
Due in 1 year or less	—	—%	2	—%
Due after 1 through 5 years	50	—%	—	—%
Due after 5 through 15 years	41	—%	41	—%
Total	91	—%	43	—%

Putable
Due in 1 year or less	—	—%	5	—%
Due after 1 through 5 years	955	3%	1,296	4%
Due after 5 through 15 years	5,384	15%	7,191	19%
Total	6,339	18%	8,492	23%

Total fixed-rate (2)	29,951	84%	31,397	84%

Variable-rate:
Without call or put options
Due in 1 year or less	274	1%	515	2%
Due after 1 through 5 years	100	—%	160	—%
Due after 5 through 15 years	50	—%	—	—%
Total	424	1%	675	2%

Callable or prepayable
Due in 1 year or less	350	1%	403	1%
Due after 1 through 5 years	3,174	9%	3,011	8%
Due after 5 through 15 years	1,413	4%	1,450	4%
Thereafter	317	1%	355	1%
Total	5,254	15%	5,219	14%

Total variable-rate	5,678	16%	5,894	16%

Total advances	$35,629	100%	$37,291	100%

(1)     Includes fixed-rate amortizing/mortgage matched advances.
(2)     At September 30, 2023 and December 31, 2022, includes $23.4 billion and $21.7 billion, respectively, of fixed-rate advances that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the nine months ended September 30, 2023, the par value of advances due in one year or less decreased by 32%, while advances due after one year increased by 13%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 28% at September 30, 2023, a decrease from 39% at December 31, 2022. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at September 30, 2023 totaled 40%, a decrease from 54% at December 31, 2022. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	September 30, 2023	December 31, 2022
SOFR	$2,501	$2,401
FHLBanks cost of funds	2,970	1,870
LIBOR	—	1,278
Other	207	345
Total variable-rate advances, at par value	$5,678	$5,894

Through June 30, 2023, the Bank had exposure related to advances with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. All of the outstanding LIBOR-indexed advances reset to SOFR as scheduled by September 30, 2023. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at September 30, 2023, at carrying value, totaled $8.3 billion, a net increase of $574 million, or 7%, from December 31, 2022, as the Bank's purchases exceeded principal repayments.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Activity	2023	2022	2023	2022
Balance, beginning of period	$7,747	$7,563	$7,533	$7,434
Purchases	552	153	1,090	916
Principal repayments	(194)	(226)	(518)	(860)
Balance, end of period	$8,105	$7,490	$8,105	$7,490

Rising mortgage interest rates resulted in lower levels of prepayments by our borrowers. However, purchases increased due to strong demand by our members to participate in our Advantage MPP.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	September 30, 2023		December 31, 2022
Components	Carrying Value	% of Total	Carrying Value	% of Total
Cash and short-term investments:
Cash and due from banks	$56	—%	$21	—%
Interest-bearing deposits	860	3%	856	3%
Securities purchased under agreements to resell	3,450	13%	4,550	17%
Federal funds sold	3,392	12%	3,148	12%
Total cash and short-term investments	7,758	28%	8,575	32%

Trading securities:
U.S. Treasury obligations	447	2%	2,230	8%
Total trading securities	447	2%	2,230	8%

Total liquidity investments	8,205	30%	10,805	40%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,471	20%	4,210	16%
GSE and TVA debentures	1,765	7%	1,903	7%
GSE multifamily MBS	6,377	24%	6,067	22%
Total AFS securities	13,613	51%	12,180	45%

HTM securities:
Other U.S. obligations single-family MBS	4,145	15%	2,992	11%
GSE single-family MBS	650	2%	620	2%
GSE multifamily MBS	565	2%	628	2%
Total HTM securities	5,360	19%	4,240	15%

Total other investment securities	18,973	70%	16,420	60%

Total cash and investments, carrying value	$27,178	100%	$27,225	100%

Liquidity Investments. Our liquidity investments consist of cash, short-term investments and trading securities. Cash and short-term investments at September 30, 2023 totaled $7.8 billion, a decrease of $817 million, or 10%, from December 31, 2022. However, cash and short-term investments as a percent of total assets at September 30, 2023 and December 31, 2022 totaled 11% and 12%, respectively, a decline of only 1 percentage point.

The Bank previously purchased U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at September 30, 2023 totaled $447 million, a decrease of $1.8 billion, or 80%, from December 31, 2022, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as AFS.

Liquidity investments at September 30, 2023 totaled $8.2 billion, a decrease of $2.6 billion, or 24%, from December 31, 2022. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Other Investment Securities. AFS securities at September 30, 2023 totaled $13.6 billion, a net increase of $1.4 billion, or 12%, from December 31, 2022. The increase resulted substantially from purchases of U.S. Treasury obligations.

Net unrealized losses on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at September 30, 2023 totaled $(13) million, compared to net losses of $(10) million at December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2023 totaled $5.4 billion, a net increase of $1.1 billion, or 26%, from December 31, 2022. The net increase resulted from purchases of MBS.

Net unrecognized losses on HTM securities at September 30, 2023 totaled $(85) million, an increase in the net losses of $(1) million compared to December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2023		December 31, 2022
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$7,204	53%	$6,091	50%
Total MBS fixed-rate	6,423	47%	6,099	50%

Total AFS securities	$13,627	100%	$12,190	100%

HTM Securities:
Total MBS fixed-rate	$200	4%	$204	5%
Total MBS variable-rate	5,160	96%	4,036	95%

Total HTM securities	$5,360	100%	$4,240	100%

AFS and HTM securities:
Total fixed-rate	$13,827	73%	$12,394	75%
Total variable-rate	5,160	27%	4,036	25%

Total AFS and HTM securities	$18,987	100%	$16,430	100%

(1)    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2023 changed slightly from December 31, 2022. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

The following table presents our variable-rate MBS outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	September 30, 2023	December 31, 2022
SOFR	$3,422	$1,994
LIBOR	—	2,018
Total variable-rate MBS, at principal amount	$3,422	$4,012

Through June 30, 2023, the Bank had exposure related to MBS with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. At September 30, 2023, the Bank had MBS with fixed interest rates indexed to LIBOR totaling $1.7 billion. However, all of the outstanding LIBOR-indexed MBS reset to SOFR in October 2023. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Total Liabilities. Total liabilities at September 30, 2023 were $67.4 billion, a net decrease of $1.5 billion, or 2%, from December 31, 2022.

Deposits (Liabilities). Total deposits at September 30, 2023 were $603 million, a net increase of $7 million, or 1%, from December 31, 2022. At September 30, 2023 and December 31, 2022, these balances included uninsured deposits totaling $31 million and $24 million, respectively. These deposits provide a relatively small portion of our funding. The balances of these accounts can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets and the availability of alternative sources of funds. The carrying value of consolidated obligations outstanding at September 30, 2023 totaled $65.4 billion, a net decrease of $1.9 billion, or 3%, from December 31, 2022, which reflected lower funding needs associated with the net decrease in the Bank's total assets.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2023		December 31, 2022
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$17,558	26%	$27,534	40%
CO bonds	20,145	30%	10,016	14%
Total due in 1 year or less	37,703	56%	37,550	54%
Long-term CO bonds	29,765	44%	31,986	46%

Total consolidated obligations	$67,468	100%	$69,536	100%

The mix of our funding changed from December 31, 2022 as discount notes outstanding decreased and CO bonds outstanding increased, primarily due to more favorable pricing on CO bonds. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

All of our variable-rate CO bonds outstanding at September 30, 2023 and December 31, 2022 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2023	December 31, 2022
Advances	$23,406	$24,038
Investments	16,564	15,936
Mortgage loans MDCs	319	61
CO bonds	39,780	30,940
Discount notes	—	2,000

Total notional outstanding	$80,069	$72,975

The increase in the total notional amount outstanding from December 31, 2022 of $7.1 billion, or 10%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in callable CO bonds outstanding.

The following table presents the notional amounts of derivatives (cleared and uncleared) indexed to a variable interest rate ($ amounts in millions).

Variable Interest-Rate Index	September 30, 2023	December 31, 2022
SOFR	$66,951	$50,344
EFFR	12,798	14,016
LIBOR	—	8,554
Total variable rate, at notional	$79,749	$72,914

Through June 30, 2023, the Bank had exposure related to derivatives with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. All of the outstanding LIBOR-indexed derivatives reset to SOFR as scheduled by September 30, 2023. See Item 3. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	September 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis adjustments on hedged items	$(853)	$(1,394)	$2,035	$(212)
Estimated fair value of associated derivatives, net	853	1,610	(2,037)	426

Net cumulative fair-value hedging basis adjustments	$—	$216	$(2)	$214

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our LIBOR transition.

Total Capital. Total capital at September 30, 2023 was $3.7 billion, a net increase of $285 million, or 8%, from December 31, 2022. The net increase primarily resulted from the growth of retained earnings and issuances of capital stock to support advance activity, partially offset by the Bank's voluntary repurchases of its members' excess stock during the third quarter totaling $200 million.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2023	December 31, 2022
Capital stock	61%	63%
Retained earnings	40%	38%
AOCI	(1)%	(1)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at September 30, 2023 compared to December 31, 2022 were primarily due to growth of retained earnings and the voluntary repurchases of members' excess stock.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2023	December 31, 2022
Total GAAP capital	$3,669	$3,384
Exclude: AOCI	27	26
Add: MRCS	368	373
Total regulatory capital	$4,064	$3,783

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the nine months ended September 30, 2023, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $605.3 billion.

Changes in Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2023 was $741 million, compared to net cash provided by operating activities for the nine months ended September 30, 2022 of $1.4 billion. The net decrease in cash provided of $(664) million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	September 30, 2023		December 31, 2022
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,013	39%	$889	36%
Credit unions	452	18%	409	16%
Total depository institutions	1,465	57%	1,298	52%
Insurance companies	762	29%	825	33%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,227	86%	2,123	85%

MRCS:
Captive insurance company (1)	5	—%	10	—%
Other former members	363	14%	363	15%
Total MRCS	368	14%	373	15%

Total regulatory capital stock	$2,595	100%	$2,496	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be fully redeemed until the associated credit products and other obligations are no longer outstanding.

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	September 30, 2023	December 31, 2022
Required capital stock:
Member capital stock	$1,780	$1,678
MRCS	79	225
Total required capital stock	1,859	1,903

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	447	445
Member capital stock subject to outstanding redemption requests	—	—
MRCS	289	148
Total excess capital stock	736	593

Total regulatory capital stock	$2,595	$2,496

Excess stock as a percentage of regulatory capital stock	28%	24%

The increase in required member capital stock from December 31, 2022 resulted from elevated disbursements of short-term advances during the three months ended March 31, 2023. However, for those advances that matured and were not replaced, the associated capital stock was reclassified to excess stock, resulting in an increase in excess stock during the nine months ended September 30, 2023. This increase was substantially offset by the Bank's voluntary repurchases on September 27, 2023 totaling $200 million to reduce the amount of outstanding member excess stock relative to the Bank's assets.

Capital Distributions. The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average dividend rate (1)	5.88%	3.41%	5.40%	2.72%
Dividend payout ratio (2)	38.88%	39.76%	33.32%	41.68%

(1)    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
(2)    Dividends paid in cash during the period divided by net income for that same period.

Even though the dividend rates for the three and nine months ended September 30, 2023 were significantly higher than the rates for the corresponding periods in 2022, the dividend payout ratios were lower due to the significant increases in net income, which for the nine-month period was partially due to a non-recurring gain on the extinguishment of CO bonds.

On October 26, 2023, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 8.25% and on Class B-1 non-activity-based stock at an annualized rate of 3.25%, resulting in a spread between the rates of 5.00 percentage points. The overall weighted-average annualized rate paid was 6.47%. The dividends were paid in cash on October 27, 2023.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at September 30, 2023 and December 31, 2022 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2023	December 31, 2022
Credit risk	$198	$203
Market risk	657	173
Operational risk	257	113

Total risk-based capital requirement	$1,112	$489

Permanent capital	$4,064	$3,783

Permanent capital as a percentage of required risk-based capital	366%	773%

The increase in our total risk-based capital requirement was caused by an increase in the market risk component due substantially to changes in the stress scenarios provided by the Finance Agency combined with the implementation of SOFR volatilities and discounting derivatives with SOFR; changes in the market environment, including changes in interest rates, CO bond-swap basis, volatility, and option-adjusted spreads; and changes in our balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Despite the increase in required capital, our permanent capital at September 30, 2023 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments.

Finance Agency's Review and Analysis of the Federal Home Loan Bank System (FHLBank System). On November 7, 2023, the Finance Agency issued its written report relating to its review and analysis of the FHLBank System. The report is focused on four broad themes: (i) mission of the FHLBank System; (ii) stable and reliable source of liquidity; (iii) housing and community development; and (iv) FHLBank System operational efficiency, structure and governance, and contains a number of recommendations from the Finance Agency, some of which may be enacted by the Finance Agency by way of regulatory guidance or proposed rulemaking, some of which call for further study, and some of which would require legislative action.

According to the report, the Finance Agency seeks to position the FHLBank System to continue serving as a source of stable and reliable liquidity, while increasing support for housing and community development, in a safe and sound manner. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with stakeholders to address the recommended actions in the report.

We are reviewing the report's recommendations and will engage with the Finance Agency, Congress, our Board, our members, our employees, and other stakeholders to continue delivering on our mission and to ensure we remain well positioned to serve our members and their communities. We are unable at this time to predict what actions will ultimately result from the Finance Agency's recommendations in the report, the extent of any changes to us or the FHLBank System, or the ultimate impact on us or the FHLBank System in the future. For a further discussion of related risks, see Part II. Other Information - Item 1A. Risk Factors.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2023, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 36% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

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

	September 30, 2023
Country	AA	A	Total
Domestic	$—	$2,002	$2,002
Australia	1,300	—	1,300
Netherlands	—	600	600
Norway	350	—	350
Total unsecured credit exposure	$1,650	$2,602	$4,252

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), U.S. Treasury obligations, and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At September 30, 2023, these investments totaled 311% of total regulatory capital. As a result, the opportunity to further enhance our earnings by purchasing MBS will not be available until our ratio falls below 300%, which is not anticipated to occur until the second quarter of 2024.

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

	September 30, 2023
Investment	AA	A	Unrated (1)	Total
Short-term investments:
Interest-bearing deposits	$—	$860	$—	$860
Securities purchased under agreements to resell	1,300	1,750	400	3,450
Federal funds sold	1,650	1,742	—	3,392
Total short-term investments	2,950	4,352	400	7,702

Trading securities:
U.S. Treasury obligations	447	—	—	447
Total trading securities	447	—	—	447

Other investment securities:
U.S. Treasury obligations	5,471	—		5,471
GSE and TVA debentures	1,765	—	—	1,765
GSE MBS	7,592	—	—	7,592
Other U.S. obligations - guaranteed RMBS	4,145	—	—	4,145
Total other investment securities	18,973	—	—	18,973

Total investments, carrying value	$22,370	$4,352	$400	$27,122

Percentage of total	83%	16%	1%	100%

(1)    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

	Three Months Ended	Nine Months Ended
LRA Activity	September 30, 2023	September 30, 2023
Liability, beginning of period	$233	$235
Additions	7	13
Claims paid	—	—
Distributions to Participating Financial Institutions	(2)	(10)
Liability, end of period	$238	$238

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	September 30, 2023
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$10,259	$159	$(134)	$25
Liability positions with credit exposure
Uncleared derivatives - A	19,052	(474)	488	14
Cleared derivatives (1)	29,066	(20)	518	498
Total derivative positions with credit exposure to non-member counterparties	58,377	(335)	872	537
Total derivative positions with credit exposure to member institutions (2)	35	—	—	—
Subtotal - derivative positions with credit exposure	58,412	$(335)	$872	$537
Derivative positions without credit exposure	21,657

Total derivative positions	$80,069

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	September 30, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,974	$3,978	$3,967	$3,934	$3,885
Percent change in MVE from base	0.2%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	98.5%	98.6%	98.3%	97.4%	96.2%
Duration of equity	(0.5)	0.2	0.5	1.1	1.4

	December 31, 2022
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,416	$3,431	$3,437	$3,441	$3,439
Percent change in MVE from base	(0.6)%	(0.2)%	—%	0.1%	0.1%
MVE/book value of equity	90.9%	91.4%	91.5%	91.6%	91.6%
Duration of equity	(0.6)	(0.3)	(0.1)	(0.1)	0.2

The changes in these key metrics from December 31, 2022 resulted primarily from model enhancements and the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at September 30, 2023 and December 31, 2022 was 0.00% and (0.03)% , respectively.

For information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2022 Form 10-K.

Replacement of the LIBOR Benchmark Interest Rate

The replacement of LIBOR did not have a material impact on the Bank's business, results of operations or financial condition. Through June 30, 2023, the Bank had exposure related to various financial instruments with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and, as a result, the Bank has no further variable-rate exposure to LIBOR. At September 30, 2023, the Bank had MBS with fixed interest rates indexed to LIBOR, but all of these MBS reset to SOFR in October 2023.

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

As of September 30, 2023, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Item 1A. RISK FACTORS

The following discussion supplements the discussion of the risk factors, described in Item 1A. Risk Factors of our 2022 Form 10-K. The discussion, as supplemented, should not be considered to be a complete set of all potential risks that could affect the Bank.

Business Risk - Legislative and Regulatory

Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership.

On November 7, 2023, the Finance Agency issued a report following its comprehensive review of the FHLBank System. The report is focused on four broad themes: (i) mission of the FHLBank System; (ii) stable and reliable source of liquidity; (iii) housing and community development; and (iv) FHLBank System operational efficiency, structure and governance, and contains a number of recommendations from the Finance Agency, some of which may be enacted by the Finance Agency by way of regulatory guidance or proposed rulemaking, some of which call for further study, and some of which would require legislative action.

While we are unable to predict which, if any, in what substance or when the report's proposed changes would take effect, any such change could significantly alter one or more aspects of the way we do business, demand for our products and services, and the value of Bank membership. Accordingly, any such change could adversely affect our results of operations, financial condition, or liquidity or capital resources.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 9, 2023	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer