Form 10-K
period 2023-12-31
Federal Home Loan Bank of Indianapolis
filed 2024-03-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes    ☐  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2023, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.8 billion. At February 29, 2024, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 26,908,316 outstanding shares of Class B stock.
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
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO bond: Consolidated Obligation bond
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Federal Home Loan Bank of Indianapolis Retirement Savings Plan
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
JCEA: Joint Capital Enhancement Agreement, as amended, among the 11 FHLBanks
LIBOR: London Interbank Offered Rate
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
•political events, including federal government shutdowns, administrative, legislative, regulatory, or other developments, including the Finance Agency report on the FHLBank System, changes in international political structures and alliances, and judicial rulings that affect us, our status as a secured creditor, our members (or certain classes of members), prospective members, counterparties, GSEs generally, one or more of the FHLBanks and/or investors in the consolidated obligations of the FHLBanks;
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
•ability to develop, implement and support technology and information systems sufficient to manage our business effectively and prevent or mitigate the impact of cyber attacks;
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

Our mission is to provide reliable and readily available liquidity to our member institutions to support housing finance and community development. Our advance and mortgage purchase programs also provide funding to assist members with asset/liability management, interest-rate risk management, mortgage pipelines, and other liquidity needs. In addition to funding, we provide various correspondent services to our members, such as securities safekeeping and wire transfers. We also assist in meeting the economic and housing needs of communities and families through grants and subsidized advances that support affordable housing and economic development initiatives.

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

We are wholly owned by our member institutions. All federally insured depository institutions (including commercial banks, savings institutions and credit unions), CDFIs certified by the CDFI Fund of the United States Treasury, certain non-federally insured credit unions, and non-captive insurance companies are eligible to become members if they have a principal place of business, or are domiciled, in our district states of Michigan or Indiana. Applicants for membership must meet specific requirements that demonstrate that they are engaged in residential housing finance.

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

The Finance Agency is the federal regulator of the FHLBanks, Fannie Mae and Freddie Mac. The Finance Agency's stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity for equitable and sustainable housing finance and community investment throughout the economic cycle.

Membership

Our membership territory is comprised of the states of Michigan and Indiana. The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2023	% of Total	December 31, 2022	% of Total
Commercial banks and savings institutions	164	47%	165	48%
Credit unions	138	39%	131	38%
Insurance companies	44	13%	46	13%
CDFIs	4	1%	4	1%
Total member institutions	350	100%	346	100%

In 2023, 10 new members were added and 6 members merged, consolidated, relocated or terminated.

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

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, support housing finance, utilize balance sheet capacity and supplement our earnings. Higher earnings bolster our ability to support affordable housing and community development.

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

Credit losses on defaulted mortgage loans in a pool are absorbed by these sources, until they are exhausted, in the following order:

•borrower's equity;
•PMI, if applicable;
•LRA;
•SMI, if applicable; and
•our Bank.

LRA. We use either a "fixed LRA" or a "spread LRA" for credit enhancement. The fixed LRA is used for all acquisitions of conventional mortgage loans under Advantage MPP, while the spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans previously purchased under our original MPP.

•Advantage MPP. The funding of the fixed LRA occurs at the time we acquire the loan and is based on the principal amount purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 135 bps of the principal amount. LRA funds not used to pay loan losses may be returned to the PFI subject to a retention schedule detailed in each MCC based on the original LRA amount. Per the retention schedule, no LRA funds are returned to the PFI for the first five years after the pool is closed to acquisitions. We absorb any losses in excess of available LRA funds.

•Original MPP. The spread LRA is funded through a reduction to the net yield earned on the loans, and the corresponding purchase price paid to the PFI reflected our reduced net yield. The LRA for each pool of loans is funded monthly at an annual rate ranging from 6 to 20 bps, depending on the terms of the MCC, and is used to pay loan loss claims or is held until the LRA accumulates to a required "release point." The release point is 20 to 85 bps of the then outstanding principal balances of the loans in that pool, depending on the terms of the original contract. If the LRA exceeds the required release point, the excess amount is eligible for return to the PFI(s) that sold us the loans in that pool, generally subject to a minimum five-year lock-out period after the pool is closed to acquisitions.

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

Conventional Loan Pricing. When we formulate conventional loan pricing, we consider a number of factors, including market conditions, cost of funding, competition, and regulatory requirements. We also consider the cost of the credit enhancement (LRA and SMI, if applicable). Each of these credit enhancement structures is accounted for, not only in our expected return on acquired mortgage loans, but also in the risk review performed during the accumulation/pooling process.

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

Affordable Housing Programs, Community Investment and Small Business Grants

Each FHLBank is required to set aside 10% of its annual net earnings to fund its AHP. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2023, are also part of this program.

•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Homeownership Opportunities Program, which provides assistance with down payments and closing costs to first-time homebuyers;
◦Neighborhood Impact Program, which provides rehabilitation assistance to homeowners to help improve neighborhoods;
◦Accessibility Modifications Program, which provides funding for accessibility modifications and minor home rehabilitation for eligible senior homeowners or owner-occupied households with one or more individuals having a permanent disability. In 2024, it will become part of the Neighborhood Impact Program; and
◦Disaster Relief Program, which may be activated at our discretion in cases of federal or state disaster declarations for rehabilitation or down payment assistance targeted to low- or moderate-income homeowner disaster victims. The disaster relief program was not activated in 2023. In 2024, it will be a part of our voluntary programs and therefore any funds disbursed will come from our voluntary allocations.

In addition to our required allocation, which totaled $44 million in 2023, we support and provide voluntary funding to our AHP and various affordable housing, small business and community investment programs. For example, under our Elevate program, we support the growth and development of small businesses in Michigan and Indiana by providing grant funding for capital expenditures, workforce training, or other business-related needs and, under our HomeBoost program, we provide down payment assistance through grant funding to help close the homeownership gap for minority households in Michigan and Indiana. Our voluntary allocation in 2023 totaled $4 million. As a result, our combined required and voluntary allocation in 2023 totaled $48 million. In addition, we incur a significant amount of ongoing operating expenses to administer these programs.

We also offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2023, we had outstanding principal on Community Investment Program-related advances totaling $1.1 billion.

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of our strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various associated programs and philosophies.

Workforce Profile.

Our workforce is substantially comprised of corporate office-based employees, with our operations in Indianapolis, Indiana and limited activities in a hub in Detroit, Michigan. As of December 31, 2023, the Bank had 258 full-time and no part-time employees, of which 57% were male and 43% were female, while 72% were non-minority and 28% were minority.

Our workforce historically has included a large number of longer-tenured employees. As of December 31, 2023, the average tenure of the Bank’s employees was 8.5 years. There are no collective bargaining agreements with our employees.

We seek to attract, develop, and retain talented employees to achieve our strategic business objectives and enhance business performance. We strive to both develop talent from within and hire externally, as needed. We believe that developing talent internally results in building bench strength, retaining institutional knowledge, increasing workforce continuity and promoting loyalty and commitment in our employee base, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce.

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
•Management succession planning
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

Diversity, Equity, and Inclusion Program.

Our Diversity, Equity, and Inclusion program is a strategic business priority. Our Senior Vice President – Chief Human Resources and Diversity, Equity & Inclusion Officer is a member of our executive management team, reports directly to our President-CEO, and serves as a liaison to the board of directors. We recognize that diversity increases capacity for innovation and creativity, that equity recognizes the essential contributions of all of our employees, and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We evaluate inclusive behaviors as part of our annual performance management process.

Our commitment is demonstrated through the annual development and execution of a three-year Diversity, Equity, and Inclusion Strategic Plan ("DEI Strategic Plan"). The DEI Strategic Plan focuses on Workforce, Workplace, Community, Supplier Diversity, and Capital Markets and includes quantifiable metrics to measure the program's success, which are reported regularly to senior management and the board of directors. We consider learning an important component of our DEI Strategic Plan, so we offer a range of opportunities for our employees to connect and grow personally and professionally through our Diversity, Equity, and Inclusion Council, Cultural Ambassadors, FHLBI Cares, cultural awareness events, and employee resource groups.

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

Available Information

Our Annual, Quarterly and Current Reports on Forms 10-K, 10-Q, and 8-K, are filed with the SEC through the EDGAR filing system. Links to our reports are available on our public website at www.fhlbi.com by selecting "Resources" and then "Investor Relations."

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

Our 2024 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It, along with our 2024 AHP Implementation Plan, is available on our website at www.fhlbi.com by selecting "Resources" and then selecting "AHP Implementation Plan."

The written charters adopted by the board for its Audit, Executive/Governance, and Human Resources and Compensation Committees are available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." These charters were most recently amended by the board of directors as to the Audit Committee on March 24, 2023, as to the Executive/Governance Committee on January 19, 2024, and as to the Human Resources and Compensation Committee on January 19, 2024.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2024 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

ITEM 1A. RISK FACTORS

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

We have identified the following risk factors that could have a material adverse effect on our Bank. There may be other risks and uncertainties, including those discussed elsewhere in this Form 10-K, that are not described in these risk factors.

Business Risk - Economic

Economic Conditions and Policy, or Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations.

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

For example, efforts of the Federal Reserve Board to ease inflation, such as increases in the federal funds interest rate during 2022 and 2023, contributed to significant volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook, including concerns about a possible recession. Such increases also either directly or indirectly influenced the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities and the demand for advances and for our debt.

As another example, a partial or complete federal government shutdown could affect us. If legislation extending funding for federal agencies is not enacted on a timely basis, some agencies could shut down. An extended shutdown of federal agencies could adversely impact the general economy and, in turn, demand for our products and services.

Additionally, we are affected by the global economy through our investments and capital markets exposures. Global political, economic, and business uncertainty can lead to increased volatility in capital markets or disruptions in the financial markets. Such volatility or disruptions could adversely affect us in many ways, including reduced market access to funding and increased costs of funding. Prolonged disruptions may also result in decreased valuations of, and reduced market and book yields on, our assets.

By way of example, the ongoing hostilities between Russia and Ukraine and throughout the Middle East have led to economic and trade disruptions as well as sanctions. These and related developments have created uncertainty leading to increased volatility in certain capital markets from time to time. They have also been cited as contributing to upward pressure on inflation and weighing on global economic activity.

We Are Directly Impacted by the Condition of the Housing and Residential Mortgage Markets Especially Those Markets' Conditions in Our District.

Of particular note among business and economic conditions, our business and results of operations are sensitive to the condition of the housing and residential mortgage markets. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance, could reduce the value of collateral securing our advances and the fair value of our MBS. Such reductions in value would increase the possibility of under-collateralization, thereby increasing the risk of loss in case of a member's failure. Also, deterioration in the residential mortgage markets could negatively affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans.

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

One potential source of important regulatory change could stem from a November 2023 Finance Agency report on the FHLBank System. The report focuses on the FHLBank System's: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. Among other things, the Finance Agency has indicated that it plans to:

•update and clarify its regulatory statement of the FHLBanks' mission to explicitly incorporate the core objective of providing liquidity to members and supporting housing and community development;
•clarify the FHLBanks' liquidity role and take steps to better position the FHLBanks to perform their liquidity function;
•expand the FHLBanks' housing and community development focus, including proposing to recommend that Congress consider amending the Bank Act to at least double the minimum required annual AHP contributions by the FHLBanks; and
•promote the FHLBanks' operational efficiency through collaboration among the FHLBanks, harmonized membership eligibility requirements and optimized board governance, and consider whether realignment and consolidation of the FHLBanks are necessary.

We are not yet able to predict what changes will ultimately result from the Finance Agency's recommendations in the report nor are we able to predict the extent or timing of such changes. However, such changes as well as the increased scrutiny of us and the FHLBank System and our mission and activities could negatively affect our business operations, results of operations and reputation, and the value of FHLBank membership.

Environmental, Social and Governance, or ESG, matters could also lead to enhanced governmental, regulatory or societal attention on us or the FHLBank System in general. Such attention could lead to additional legislation or regulations increasing our compliance costs and operational burdens. For example, rules and legislation on climate change could result in significant additional disclosure requirements with attendant operational burdens and costs. Further, we could become subject to obligations to monitor the use of the proceeds of advances to avoid their deployment to societally-disfavored industries. Such impacts could adversely affect our business and results of operations.

Members. Changes impacting the environment in which our members provide financial products and services could negatively impact their ability to take full advantage of our products and services, their desire to maintain membership in our Bank, or our ability to rely on their pledged collateral. For example, increases in interest rates and the corresponding declines in the values of certain assets could cause one or more of our members to have negative tangible capital. We are generally prohibited from making advances to members that do not have positive tangible capital. Thus, further rises in market interest rates could prevent us from making advances to certain members and, in turn, adversely affect our financial condition and results of operations.

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

Assets and Collateral. Changes that impact the types or values of assets we own or the collateral we hold could increase our risk of credit loss. For example, CFPB rules include standards for mortgage lenders to follow during the loan approval process to determine whether a borrower has the ability to repay. Failure to satisfy those standards provides the borrower with certain rights that could impede or prevent the lender from foreclosing in the event of the borrower’s default. Any party that acquires the loan from the lender could be similarly impeded or prevented from foreclosing. We accept mortgage loans as collateral and purchase mortgage loans under AMA programs, particularly MPP. Our risk of credit loss would tend to be higher on mortgage loans that did not comply with the CFPB’s standards given the possibility of the related borrower to impede or prevent us from realizing upon the mortgage loan in the event of default. Accordingly, the CFPB’s rules could increase our risk of credit loss. The possible impacts of the realization of an increased risk of credit loss are discussed under "An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations."

Liquidity and Capital. Changes impacting liquidity or capital could adversely affect our results of operations. For example, we are subject to various liquidity requirements, which constrain our ability to invest excess cash flow in higher yielding assets from time to time. If liquidity requirements are increased, we could be further restrained from otherwise investing in higher yielding assets thereby adversely affecting our earnings. Similarly, we are subject to various capital requirements. If such requirements are increased, it could result in the realization of the risks discussed under "A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members." By way of further example, we, together with the other FHLBanks, currently play a predominant role as lenders in the federal funds markets. Accordingly, any disruptions in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations and reputation.

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

Subject to applicable law and the terms of our capital plan, our capital stock may be redeemed upon the expiration of a five-year redemption period. In addition, subject to applicable law, we may elect to repurchase some or all of the excess capital stock of a shareholder at any time at our sole discretion.

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

Significant Borrowers. The loss of any significant borrower or PFI could adversely impact our profitability and our ability to achieve business objectives. This could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, a member's loss of market share, resolution of a financially distressed member, or regulatory changes relating to FHLBank membership. The loss of a significant borrower could lead to a related decrease in advances outstanding. Our largest borrowers are listed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances and Other Credit Products - Concentration.

Significant PFIs. During the year ended December 31, 2023, our top-selling PFI sold us mortgage loans totaling $422 million, or 26% of the total mortgage loans purchased by the Bank in 2023. Our larger PFIs originate mortgages on properties in several states. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration.

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

Competition Could Negatively Impact Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings.

We operate in a highly competitive environment. Demand for advances is affected by, among other factors, the cost and availability of other sources of liquidity for our members, including customer deposits, brokered deposits, reciprocal deposits and public funds. We compete with other suppliers of wholesale funding, both secured and unsecured. Such other suppliers may include the United States government, the Federal Reserve Banks, corporate credit unions, the Central Liquidity Facility, investment banks, commercial banks, and in certain circumstances other FHLBanks. Large institutions may also have independent access to the national and global credit markets. Also, the availability of alternative funding sources to members, such as growth in deposits from members' banking customers, can significantly influence the demand for advances and can vary as a result of several factors, including legislative or regulatory changes, market conditions, members' creditworthiness, and availability of collateral. By way of example, on March 12, 2023, the Federal Reserve implemented a bank term funding program to support federally-insured depository institutions in response to prevailing market uncertainty about the banking industry resulting from the insolvencies of certain regional depository institutions. Loans under the program are made on very favorable terms and, as a result, have been a competitive alternative to our advances. The program is scheduled to terminate in March 2024. However, loans under the program can remain outstanding for up to one year from the termination date of the program. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

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

The FHLBanks' consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time lower a rating or issue negative reports. Because each FHLBank has joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLBank's financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the respective FHLBanks are generally influenced by the sovereign credit rating of the United States.

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States. For example, in November 2023, Moody's changed the outlook on the ratings of the United States to negative from stable, and then, likewise changed the outlook on the ratings of the FHLBanks to negative from stable. If the sovereign credit rating is downgraded, the credit rating of each FHLBank and the FHLBanks' consolidated obligations and outlooks may also be downgraded.

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

Board Eligibility Requirements May Result in Loss of Expertise and Talent from our Board of Directors, and Any Inability to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission.

Board of Directors. The talent and experience of our board of directors is critical to our ability to satisfy our mission given the global nature and resulting, ever-growing complexities of the finance industry. However, our directors are subject to eligibility requirements that could result in the loss of talent and experience. The eligibility requirements are described in Item 10. Directors, Executive Officers and Corporate Governance - Board of Directors. For example, our board of directors' seats are subject to specific term limits. As a result, the chair of our board will be term-limited as of December 31, 2024. She has served as a Bank director for over eleven years. Thus, the term limits will result in the board's loss of her talent and experience. Accordingly, director eligibility requirements have resulted and may continue to result in the loss of expertise and talent from our board.

Key Personnel. We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations successfully. However, competition for such personnel from within the financial services industry, including for risk management professionals, and from businesses outside the financial services industry, including the technology industry, have challenged and may continue to challenge our ability to recruit and retain such personnel. For example, we have experienced and continue to experience elevated competition in hiring and retaining skilled key personnel due to the significant disruptions and changes to the U.S. labor market. Increased remote-working opportunities have also increased competition in hiring and retaining skilled key personnel. Failure to attract and retain skilled key personnel, or failure to develop and implement an effective succession plan for key personnel, could adversely affect our business and operations and, in turn, our results of operations.

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

A further deterioration of commercial real estate property values could further affect the loans or MBS pledged as collateral for advances. For example, conditions in the national commercial real estate market are generally challenging with weak leasing demand and lower occupancy rates together with higher interest rates weighing on the abilities of borrowers to service their loans. These factors have also generally reduced the market value of such loans and MBS backed by commercial loans. In order to remain fully collateralized, we may require members to pledge additional collateral when we deem it necessary. If members are unable to fully collateralize their obligations with us, our advances could decrease further, negatively affecting our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

Mortgage Servicers. We are also exposed to credit losses from servicers of mortgage loans that we have purchased if such servicers fail to perform their contractual obligations.

Investment Securities. We invest in Agency MBS. Accordingly, declines in housing prices, as well as other factors, such as increased loan default rates and loss severities and decreased prepayment speeds, may result in unrealized losses on our investment securities, which could adversely affect our financial condition.

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

Providing Financial Support to Other FHLBanks Could Negatively Impact the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank in order to resolve a condition of financial distress. Such assistance could negatively affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides for each FHLBank to contribute at least 10% of its annual net earnings before interest expense on MRCS subject to an FHLBank System-wide annual minimum contribution to AHP of $100 million. As discussed in the first risk factor under Business Risk - Legislative and Regulatory, the Finance Agency's report on the System indicates that the Finance Agency plans to recommend that Congress consider amending the FHLBank Act to at least double the minimum required annual AHP contributions by the FHLBanks. If the required System-wide annual minimum contribution is increased or we become liable for a pro-rata share of any shortfall, our net earnings could be reduced or eliminated. Thus, these requirements could adversely affect our ability to pay dividends to our members or to redeem or repurchase capital stock.

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

However, as malicious threat tactics continue to become more pervasive and more sophisticated, including via the use of increasingly powerful artificial intelligence tools, and as regulatory scrutiny of cybersecurity risk management increases, we are required to implement more advanced mitigating controls, which increases our costs. Moreover, if we experience a significant cybersecurity event, either directly or through a third party, we may suffer significant financial or data loss; be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. There can be no assurance that our or any third parties' cybersecurity controls will timely detect or prevent all cybersecurity incidents. Although we carry cybersecurity insurance, its coverage may not be broad enough or adequate to cover losses we may incur if a significant cybersecurity event occurs.

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

Regions in which we operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wild fires, drought and other natural disasters. Climate change is increasing the frequency, intensity and duration of these weather events. Likewise, similar catastrophic events, such as epidemics or pandemics, acts of war or terrorism, and/or disruptions in the availability of critical infrastructure on which we rely due to a cyber incident or otherwise could occur. Any such natural disasters or similar catastrophic events could destroy or damage our assets or collateral that members have pledged to us; disrupt our business; increase the probability of power or other outages; negatively affect the livelihood of borrowers of our members; or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are subject to the risk of a cybersecurity incident. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein. Information systems are any electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of information to maintain or support our operations. For additional information, see Item 1A Risk Factors for a description of cybersecurity incident risk.

We have a cybersecurity risk management framework for assessing, identifying, and managing material risks from cybersecurity incidents that is designed to protect the confidentiality, integrity, and availability of our information technology assets and data. Cybersecurity risk management is part of our enterprise risk management program. We have implemented processes for assessing, identifying, and managing material risks from cybersecurity incidents that may directly or indirectly impact our business strategy, results of operations, or financial condition. Those processes include the development, approval and implementation of our Enterprise Information Security Policy ("EISP"), Information Security Standards, Information Security Incident Response Plan ("ISIRP") and Business Continuity Management Policy.

The EISP is our core policy for assessing, identifying and managing cybersecurity risks, and it applies to all employees, contractors, temporary employees, and other parties doing business on behalf of or in support of the Bank who, by the nature of their work, have access to our information assets and systems. Broadly, it establishes the administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with the applicable law. To do this, the EISP, among other provisions:

•allocates key responsibilities, including the responsibilities of our chief information security officer ("CISO") and our Chief Risk Officer ("CRO") related to cybersecurity risk management;
•establishes a security education, training and awareness program, which is intended to influence development of skills and habits to safeguard our information assets;
•establishes a risk-based vulnerability management program;
•mandates and establishes standards for periodic penetration testing;
•provides controls and minimum standards regarding physical security (e.g., systems are located behind locked doors) and operational security (e.g., monitoring existing and emerging threats);
•mandates the development, acquisition and maintenance of systems with appropriate security controls (e.g., maintaining appropriate configuration management and control processes and maintaining appropriate patch management processes); and
•mandates the adoption of industry standards to address business requirements within a cybersecurity framework that leverages both the National Institute of Standards and Technology framework and the Center for Information Security Controls in measuring the maturity of our information security program and its adoption of best practices.

Our Information Security Standards provide rules for the implementation of the EISP. These standards provide greater granularity on the Bank's requirements for the establishment, maintenance and continuous improvement of our information security program.

The ISIRP determines how information security incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to the board of directors. The ISIRP also supports management's assessment of incident materiality.

The ISIRP also includes action plans for responding to third-party cybersecurity threats and incidents. We undertake due diligence of third-party systems with which we interact, in addition to requiring data protection covenants in the related third-party provider agreements, as appropriate. Our vendor management program includes ongoing monitoring and oversight of the third-party providers, including performance and information security reviews utilizing System and Organization Control reports, when available, and risk based re-assessment of high inherent-risk third-party providers on an annual basis. Any unsatisfactory reviews are escalated for consideration of appropriate steps to appropriately manage the related risk.

We leverage certain third-party providers to support our security event monitoring. In addition, certain third parties support our vendor security due diligence process. We may retain assessors, consultants, auditors, etc. to assist in the development/creation/monitoring of those processes for assessing, identifying, and managing cybersecurity incident risk.

Our business continuity program includes the maintenance of resources necessary to protect us from potential loss during a disruption, which includes the unavailability of information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. The business continuity program includes, among other items, business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate.

During the period covered by this report, we have not experienced any cybersecurity incidents that have had a material effect on our financial condition or results of operations. We assess the materiality of any cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members and protect private information, lost revenue, disruption of business operation, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

Our board provides oversight of our risk management program, which includes cybersecurity risk management, via its Risk Oversight Committee. Among its responsibilities, the Risk Oversight Committee reviews and discusses, from a risk oversight point of view, reports on the Bank's current and emerging security risks, the metrics used to monitor security risks and management's views on the acceptable and appropriate levels of security risk. The Risk Oversight Committee also reviews and makes recommendations to the board regarding the approval of the EISP.

Our board's Security and Technology Committee ("STC") reviews the overall status of management's information security program, including any significant issues, significant emerging risks, strategies, and other information to ensure that information security management practices appropriately address potential risks. It is also responsible for the exposure and containment of technology risks, including security risks.

In addition, our board and/or the STC receives regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. In addition, the CISO provides prompt and timely information on any cybersecurity or information security incident that may pose significant risk to us and continues to provide regular reports on any such incident until its conclusion.

Under the management and direction of the Chief Information Officer, the CISO is responsible for assessing and managing our material risks from cybersecurity threats. The CISO also has a dotted line reporting relationship to the CRO for purposes of informing the CRO on related risks. The cybersecurity risk management function under the CRO is responsible for identifying, assessing and evaluating cybersecurity risks and monitoring and tracking cybersecurity risk mitigation strategies.

The CISO leads an Information Security Steering Committee ("ISSC") which convenes expertise from areas beyond the information security and technology departments, including risk, legal and operations, or other departments, as necessary. Accordingly, the ISSC provides for an interdisciplinary expertise in the implementation of our cybersecurity risk management framework. The CISO reports on behalf of the ISSC to management's Risk Committee. These reports include information on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents.

The CISO and the CRO are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of our information security department.

Our information security department, which is led by the CISO, is comprised of specialized professionals who are responsible for the day-to-day, hands-on management of the cybersecurity risk and who handle the processes and procedures to mitigate and implement protective, proactive and reactive measures to protect us against those risks. The department is responsible for developing, documenting, and approving our technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of our information technology assets and data.

Our CISO holds a degree in information systems design and analysis and advanced degrees in telecommunications and information technology management. He has over 24 years of experience leading Information Security teams and over a decade as a senior leader within Information Security.

For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we lease 5,000 square feet to a single tenant. In addition, we lease office space in Detroit, MI, which is used for community and member engagement, and in Anderson, IN, which is used for business resumption activities in the event of a loss of or a disruption to the primary facility.

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

Under our capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under Advantage MPP. PFIs may elect this stock requirement each time they enter into an MCC with us based on the outstanding principal balance of loans purchased. As of December 31, 2023, such Class B-2 stock issued and outstanding totaled $111 million.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. Class A stock is subject to the same redemption requirements and limitations as Class B stock, except the applicable redemption period for Class A stock is six months. As of December 31, 2023, the board of directors had not authorized the issuance of Class A stock.

Number of Shareholders

As of February 29, 2024, we had 366 shareholders and $2.7 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding. We had no Class A stock outstanding.

Dividends

We may, but are not required to, pay dividends on our capital stock. Dividends are authorized by our board of directors and subject to Finance Agency regulations. Dividends are non-cumulative and may be paid in cash or capital stock out of current net earnings, or from unrestricted retained earnings, or from restricted retained earnings after that balance exceeds 1.5% of the average balance of our outstanding consolidated obligations for the quarter. No dividend may be declared or paid if we are or would be, as a result of such payment, in violation of our minimum capital requirements. Moreover, we may not pay dividends if any principal or interest due on any consolidated obligation issued on behalf of any of the FHLBanks has not been paid in full or, under certain circumstances, if we fail to satisfy liquidity requirements under applicable Finance Agency regulations.

Under Finance Agency regulations, stock dividends cannot be paid if our excess stock is greater than 1% of our total assets. At December 31, 2023, our excess stock was 1.01% of our total assets.

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

As used in this Item, unless the context otherwise requires, the terms "we," "us," "our" and "Bank" refer to the Federal Home Loan Bank of Indianapolis or its management. Acronyms and terms used throughout this Item are defined herein or in the Defined Terms.

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

Economy and Financial Markets. The strength and resilience of the U.S. economy continued to defy expectations in the fourth quarter as U.S. real gross domestic product, according to the U.S. Commerce Department, grew at a seasonally- and inflation-adjusted annual rate of 3.3%. The quarterly reading was a decline from the third quarter’s rate of 4.9% but better than the 2% economists expected.

Much of the credit for the better-than-expected growth in 2023 was attributed to consumer spending, which grew at an annual rate of 2.8% in the fourth quarter. Boosted by a tight but moderating labor market, leftover savings accumulated during the pandemic, and higher wages, U.S. consumers continued to demonstrate a willingness to spend freely throughout 2023 despite high interest rates and price levels.

The labor market produced steady job gains in 2023 as unemployment rates remained near historic lows. The U.S. unemployment rate in December, according to the U.S. Bureau of Labor Statistics, held at a low 3.7%. Not adjusting for inflation, average hourly wages were up 4.1% in December from a year earlier, according to the U.S. Labor Department. While still outpacing inflation, hourly wage growth cooled compared to December 2022, when it rose 4.8%.

Inflation continued to moderate in the fourth quarter and has eased sharply from its recent peak in June 2022. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose in 2023 at an annual rate of 2.6%, according to the Commerce Department, down from September’s annual rate of 3.4% and down significantly from a four-decade high annual rate of 7% in June 2022. The associated measure of core prices, which excludes volatile food and energy prices, rose 2.9% compared to a year earlier, the smallest year-over-year increase since March 2021. Using three- and six-month annualized rates, core inflation was 1.5% and 1.9%, respectively, in December, below the Federal Reserve’s inflation target of 2%.

The combination of slowing price increases and a resilient economy continue to spark hopes that the economy will experience a soft landing, where inflation ebbs without causing a recession. While the economic growth and reduction in inflation exceeded expectations in 2023, signs of a slowing economy and sources of economic stress are emerging. A primary concern centers on how long consumers can continue spending at current levels as savings dwindle, high-interest debt accrues and student loan payments resume. In addition, stalled business development, the ongoing geopolitical instability, the possibility of a government shutdown and the upcoming presidential election are all potential factors that could have an adverse impact on the economy in 2024.

Conditions in U.S. Housing Markets. The actions by the Federal Reserve to curb inflation by raising interest rates have most directly affected consumers through the housing market. In 2023, home sales dropped to the lowest level in nearly three decades as elevated mortgage interest rates kept many buyers out of the market due to a lack of affordability, which reduced housing demand. At the same time, high mortgage rates discouraged homeowners from selling as many were reluctant to give up their existing low mortgage rates, reducing the available inventory of homes for sale.

The result of lower demand and lower supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell 19% in 2023 from the prior year, according to the National Association of Realtors ("NAR"). Total existing-home sales in 2023 were lower than during the subprime crisis and the lowest full year-level since 1995. The national median existing-home price rose 4.4% in December from a year earlier to $382,000.

However, after reaching its highest level in 22 years in late October, the average rate on a 30-year fixed-rate mortgage declined for nine consecutive weeks to close 2023 at an average rate of 6.61%, a decline of 1.18 percentage points over that span and the lowest level since May 2023, according to Freddie Mac. As mortgage rates declined, the housing market began to show some signs of life in early 2024 and it’s possible 2023 represented a bottom for sales activity.

Housing affordability, particularly for first-time home buyers, remains an economic burden. The NAR affordability index reached its worst level in August since 1985 and remains well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on December 13, 2023, the FOMC decided to maintain the target range at 5.25% to 5.50%, indicating tighter financial and credit conditions for households and businesses are likely to continue weighing on economic activity, hiring, and inflation, while the extent of these effects remains uncertain.

The following table presents certain key interest rates.

	Average for Twelve-Months Ended		Period End
	December 31,		December 31,
	2023	2022	2023	2022
Federal Funds Effective	5.03%	1.68%	5.33%	4.33%
SOFR	5.01%	1.64%	5.38%	4.30%
1-week Overnight-Indexed Swap	5.05%	1.76%	5.33%	4.34%
3-month U.S. Treasury yield	5.19%	2.04%	5.34%	4.37%
2-year U.S Treasury yield	4.60%	2.99%	4.25%	4.43%
10-year U.S. Treasury yield	3.96%	2.95%	3.88%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. With the rise in the 10-year rate in 2023, the yield curve became less inverted. The rate peaked above 5% in late October, but dropped over 100 basis points throughout the remainder of 2023, the largest two-month decline since the global financial crisis in 2008.

At its meeting on January 31, 2024, despite recent indicators suggesting economic activity has been expanding at a solid pace and inflation is easing, the FOMC decided to maintain the target range for the federal funds rate at 5.25% to 5.50%.

The FOMC stated that "In considering any adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. The Committee remains highly attentive to inflation risks and seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run."

"In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee's goals."

"In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS, as described in its previously announced plans."

Impact on Operating Results. Lending and investing activity by our member institutions is a key driver for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets. Positive economic trends tend to increase demand by our members for advances to support their funding needs but can drive market interest rates higher, which can impair activity in the mortgage market. A less active mortgage market can affect demand for advances and activity levels in our Advantage MPP. However, member demand for liquidity, particularly during stressed market conditions, can also lead to advances growth. Borrowing patterns between our insurance company and depository members can differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles.

The level and trends of market interest rates and the shape of the U.S. Treasury yield curve affect our yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, trends in market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, may have an unfavorable impact on our net interest margins. A steep yield curve, in which the difference between short-term and long-term interest rates is high, may have a favorable impact on our net interest margins. The level of interest rates also directly affects our earnings on assets funded by our interest-free capital.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2023 and 2022. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2023	2022	$ Change	% Change
Net interest income	$495	$291	$204	70%
Provision for (reversal of) credit losses	—	—	—
Net interest income after reversal of credit losses	495	291	204	70%
Other income	46	19	27
Other expenses	120	113	7
Income before assessments	421	197	224	114%
AHP assessments	44	20	24

Net income	377	177	200	114%
Total OCI (loss)	(48)	(159)	111

Total comprehensive income	$329	$18	$311	1,742%

Net income for the year ended December 31, 2023 was $377 million, an increase of $200 million compared to the prior year. The increase was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, primarily advances. Average advances outstanding increased by $6.2 billion, or 21%.

Total OCI (loss) for the year ended December 31, 2023 was $(48) million, compared to $(159) million in the prior year. The decrease was substantially due to lower unrealized losses on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Years Ended December 31,
Ratios	2023	2022
Return on average assets	0.53%	0.28%
Return on average equity	10.57%	5.03%

Results of Operations for the Years Ended December 31, 2022 and 2021. A comparison of our results of operations for the years ended December 31, 2022 and 2021 is contained in the corresponding Item 7 in our 2022 Form 10-K, filed with the SEC on March 15, 2023.

Changes in Financial Condition for the Year Ended December 31, 2023. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2023	December 31, 2022	$ Change	% Change
Advances	$35,562	$36,683	$(1,121)	(3)%
Mortgage loans held for portfolio, net	8,614	7,687	927	12%
Liquidity investments (1)	12,152	10,805	1,347	12%
Other investment securities (2)	19,451	16,420	3,031	18%
Other assets	829	689	140	20%
Total assets	$76,608	$72,284	$4,324	6%

Consolidated obligations	$71,053	$67,270	$3,783	6%
MRCS	369	373	(4)	(1)%
Other liabilities	1,442	1,257	185	15%
Total liabilities	72,864	68,900	3,964	6%

Capital stock	2,285	2,123	162	8%
Retained earnings (3)	1,532	1,287	245	19%
AOCI (loss)	(73)	(26)	(47)	(185)%
Total capital	3,744	3,384	360	11%

Total liabilities and capital	$76,608	$72,284	$4,324	6%

Total regulatory capital (4)	$4,186	$3,783	$403	11%

(1)    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
(2)    Includes AFS and HTM securities.
(3)    Includes restricted retained earnings at December 31, 2023 and 2022 of $398 million and $323 million, respectively.
(4)    Total capital less AOCI plus MRCS.

Total assets at December 31, 2023 were $76.6 billion, a net increase of $4.3 billion, or 6%, from December 31, 2022, primarily due to purchases of investments.

Advances outstanding at December 31, 2023, at carrying value, totaled $35.6 billion, a net decrease of $1.1 billion, or 3%, from December 31, 2022. The par value of advances outstanding decreased by 4% to $35.9 billion, which included a net decrease in short-term advances of 33% and a net increase in long-term advances of 15%. At December 31, 2023, long-term advances composed 73% of advances outstanding, while short-term advances composed 27%. The par value of advances outstanding to depository institutions — comprising commercial banks, savings institutions and credit unions — decreased by 6%, while advances outstanding to insurance companies increased by 1%.

Mortgage loans held for portfolio at December 31, 2023 totaled $8.6 billion, a net increase of $927 million, or 12%, from December 31, 2022, as the Bank's purchases exceeded principal repayments by borrowers. Purchases of mortgage loans from the Bank's members for the year ended December 31, 2023 totaled $1.6 billion.

Liquidity investments at December 31, 2023 totaled $12.2 billion, a net increase of $1.3 billion, or 12%, from December 31, 2022. The portion of U.S. Treasury obligations classified as trading securities decreased by $1.6 billion, or 73%, to $600 million, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as available-for-sale. Cash and short-term investments increased by $3.0 billion, or 35%, to $11.6 billion. As a result of this activity, cash and short-term investments represented 95% of the total liquidity investments at December 31, 2023, while U.S. Treasury obligations represented 5%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at December 31, 2023 totaled $19.5 billion, a net increase of $3.0 billion, or 18%, from December 31, 2022, due to purchases of U.S. Treasury obligations and MBS to continue to support the Bank's financial position.

The Bank's consolidated obligations outstanding at December 31, 2023 totaled $71.1 billion, a net increase of $3.8 billion, or 6%, from December 31, 2022, which reflected higher funding needs associated with the net increase in the Bank's total assets.

Total capital at December 31, 2023 was $3.7 billion, a net increase of $360 million, or 11%, from December 31, 2022. The net increase primarily resulted from the growth of retained earnings and issuances of capital stock to support advance activity, partially offset by the Bank's voluntary repurchases of its members' excess stock during the third quarter.

The Bank's regulatory capital-to-assets ratio at December 31, 2023 was 5.46%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2023, demand by our members for advances was strong, primarily due to our depository members' loan growth, the continued rise in market interest rates which increased their customers’ sensitivity to credited deposit rates and adversely impacted members’ investment portfolios, and the availability of suitable products to assist our members in managing their balance sheets in the uncertain economic environment. We expect these factors to continue to favorably impact demand for advances, resulting in a slight increase in advances outstanding in 2024.

Despite higher mortgage interest rates, we expect our mortgage loan balance outstanding to moderately increase in 2024 due to continuing strong demand by our members to participate in our Advantage MPP and low levels of prepayments expected on the loans in our existing portfolio.

We expect to continue to maintain relatively high levels of liquid investments to be able to timely and reliably support our members' needs. We also expect to continue purchasing U.S. Treasury obligations and we continue to seek to maintain investments in Agency MBS up to 300% of total regulatory capital.

Access to debt markets has been reliable, while the cost of our consolidated obligations increased significantly in 2023. Going forward, we expect the cost to continue to increase, with the extent of the increase dependent upon several factors, including the level of market interest rates, scheduled maturities of our existing lower-cost debt, competition from other issuers of Agency debt, changes in the investment preferences of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

Despite the expected increase in funding costs, our overall interest spreads are expected to slightly increase in 2024 as the rise in market interest rates has driven asset yields higher and resulted in higher earnings on the portion of our assets funded by our interest-free capital.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, in part due to basis risk.

Considering our inherent relatively low margins as a wholesale institution and a cooperative, we continue to strive to keep our operating expense ratios relatively low. However, in 2024, we must absorb significant cost increases to continue to invest in technology to enhance our operating systems and member service capabilities. As a result, we expect a meaningful increase in our operating expenses in 2024.

In addition, we have committed to allocate voluntary funding to our AHP and various affordable housing, small business and community investment programs in 2024 of 5% of our net earnings for 2023. However, the timing of the recognition of such allocations as expense may vary due to applicable accounting requirements.

As a result of all of the foregoing factors, we have forecasted net income in 2024 to be slightly lower than net income in 2023.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On February 22, 2024, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.0% and on Class B-1 non-activity-based stock at an annualized rate of 4.0%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid was 7.41%. While the overall dividend rate in 2024 will depend on many factors, we expect the board to continue to declare a competitive dividend and maintain a meaningful spread between the rates on activity-based stock and non-activity-based stock.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Years Ended December 31, 2023 and 2022.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the year ended December 31, 2023 totaled $3.8 billion, an increase of $2.4 billion compared to the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets, primarily advances.

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the year ended December 31, 2023 totaled $3.3 billion, an increase of $2.2 billion compared to the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially consolidated obligations.

Net Interest Income. As a result, net interest income is our primary source of earnings. The increase in net interest income for the year ended December 31, 2023 compared to the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, primarily advances.

For the hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged item and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the year ended December 31, 2023 of $18 million, compared to net hedging gains for the prior year of $3 million.

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

	Years Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Cost of Funds (1)
Assets:
Securities purchased under agreements to resell	$2,363	$119	5.02%	$3,181	$54	1.68%	$3,271	$2	0.05%
Federal funds sold	4,702	240	5.11%	4,019	78	1.94%	3,755	3	0.08%
MBS (2) (3)	11,393	670	5.88%	10,055	245	2.44%	10,917	112	1.03%
Other investment securities (2) (3)	7,602	405	5.33%	8,064	135	1.67%	8,347	68	0.81%
Advances (3)	36,113	1,943	5.38%	29,939	634	2.12%	28,609	115	0.40%
Mortgage loans held for portfolio (3)(4)	8,015	254	3.17%	7,685	207	2.69%	7,852	169	2.15%
Other assets (interest-earning) (5)	2,495	124	4.97%	1,733	38	2.16%	734	1	0.07%
Total interest-earning assets	72,683	3,755	5.17%	64,676	1,391	2.15%	63,485	470	0.74%
Other assets, net (6)	(955)			(567)			612
Total assets	$71,728			$64,109			$64,097

Liabilities and Capital:
Interest-bearing deposits	$777	38	4.85%	$1,029	12	1.17%	$1,609	—	0.01%
Discount notes	20,213	1,001	4.95%	19,320	374	1.93%	15,012	9	0.06%
CO bonds (3)	46,042	2,204	4.79%	39,578	712	1.80%	43,033	206	0.48%
MRCS	371	17	4.73%	73	2	2.92%	174	3	1.49%
Other borrowings	4	—	4.87%	—	—	2.96%	—	—	—%
Total interest-bearing liabilities	67,407	3,260	4.84%	60,000	1,100	1.83%	59,828	218	0.36%
Other liabilities	751			594			708
Capital stock	2,290			2,230			2,228
All other components of capital	1,280			1,285			1,333
Total liabilities and capital	$71,728			$64,109			$64,097

Net interest income		$495			$291			$252

Net spread on interest-earning assets less interest-bearing liabilities			0.33%			0.32%			0.38%

Net interest margin (7)			0.68%			0.45%			0.40%

Average interest-earning assets to interest-bearing liabilities	1.08			1.08			1.06

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

	Year Ended December 31,
	2023 vs. 2022
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$(17)	$82	$65
Federal funds sold	15	147	162
MBS	37	388	425
Other investment securities	60	210	270
Advances	155	1,154	1,309
Mortgage loans held for portfolio	9	38	47
Other assets (interest-earning)	21	65	86
Total	280	2,084	2,364
Increase (decrease) in interest expense:
Interest-bearing deposits	(3)	29	26
Discount notes	18	609	627
CO bonds	134	1,358	1,492
MRCS	13	2	15
Other borrowings	—	—	—
Total	162	1,998	2,160

Increase in net interest income	$118	$86	$204

Average Balances. The average balances outstanding of interest-earning assets for the year ended December 31, 2023 increased by 12% compared to the prior year. The average balances of advances outstanding increased by 21%, reflecting higher member utilization of advances. The average balances outstanding of interest-bearing liabilities for the year ended December 31, 2023 increased by 12% compared to the prior year. The average balances of CO bonds outstanding increased by 16% while the average balances of discount notes outstanding increased by 5%, reflecting a change in mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 13%. Such net increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital.

Yields/Cost of Funds. The average yield on total interest-earning assets for the year ended December 31, 2023, including the impact of net hedging gains/losses but excluding certain impacts of trading securities, was 5.17%, an increase of 302 bps compared to 2022, resulting primarily from increases in market interest rates that led to higher yields on all of our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities for the year ended December 31, 2023, including the impact of net hedging gains/losses but excluding certain impacts of trading securities, was 4.84%, an increase of 301 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was an increase in the net interest spread of 1 bp to 0.33% for the year ended December 31, 2023 from 0.32% for the year ended December 31, 2022.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2023	2022
Net realized losses from sales of AFS and HTM securities	$(7)	(1)

Net unrealized gains (losses) on trading securities (1)	25	(1)
Net realized gains (losses) on trading securities (2)	(5)	(22)
Net gains (losses) on trading securities	20	(23)

Net gains (losses) on derivatives hedging trading securities	(24)	19
Net gains (losses) on other derivatives not designated as hedging instruments (3)	4	(4)
Net interest settlements on economic derivatives (4)	20	33
Net gains on derivatives	—	48

Net gains on extinguishment of debt	20	—

Change in fair value of investments indirectly funding the liabilities under the SERP	7	(8)

Other, net	6	3

Total other income	$46	$19

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

The increase in total other income for the year ended December 31, 2023 compared to the prior year was primarily due to net gains on debt extinguishments and increases in the fair values of the investments indirectly funding the liabilities under the SERP.

In the first quarter of 2023, we retired two CO bonds prior to their contractual maturity dates and recognized net gains on debt extinguishment of $20 million. Such significant gain is not expected to be a recurring component of other income or net income.

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

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2023	2022
Compensation and benefits	$65	$59
Other operating expenses	34	31
Finance Agency and Office of Finance	12	12
Voluntary allocations to AHP and/or related programs	4	6
Other	5	5

Total other expenses	$120	$113

The increase in total other expenses for the year ended December 31, 2023 compared to the prior year was due primarily to an increase in compensation and benefits. Such increase was primarily due to (i) net increases in compensation due to headcount, inflation, and conditions in the labor market, (ii) an increase in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income, and (iii) excise tax refunds received in 2022 that were not received in 2023. These increases were partially offset by lower voluntary contributions to our DB plan.

Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks as assessments, which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. For each of the years ended December 31, 2023 and 2022, our portion totaled $7 million.

Our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total consolidated obligations outstanding and (ii) one-third based on equal pro-rata allocation. For each of the years ended December 31, 2023 and 2022, our assessments to fund the Office of Finance totaled $5 million.

In addition to incurring a significant amount of ongoing compensation, benefits and other operating expenses to administer our AHP and other related programs, in 2023 we made voluntary allocations to our AHP of $1 million and other allocations to various affordable housing, small business and community investment programs totaling $3 million. The total voluntary allocation in 2023 of $4 million brought the sum of the Bank's total voluntary allocations for the years 2022 and 2023 up to its target of 5% of its net earnings for 2022.

AHP Assessments. The FHLBanks are required to set aside annually, in the aggregate, the greater of $100 million or 10% of net earnings to fund the AHP. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For the years ended December 31, 2023 and 2022, our AHP assessment was $44 million and $20 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

Our voluntary contributions to AHP and other related programs are reported in other expenses. The combined required and voluntary contributions and allocations in 2023 totaled $48 million, an increase of $22 million, or 83%, compared to 2022, which further demonstrates our commitment to promoting affordable, sustainable and equitable housing in Michigan and Indiana.

Total Other Comprehensive Income (Loss). Total OCI for the years ended December 31, 2023 and 2022 consisted substantially of net unrealized losses on AFS securities. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships. These amounts were primarily impacted by changes in interest rates, credit spreads and volatility.

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

	Years Ended December 31,
Traditional	2023	2022
Net interest income	$444	$241
Provision for (reversal of) credit losses	—	—
Other income	47	20
Other expenses	104	97
Income before assessments	387	164
AHP assessments	40	17

Net income	$347	$147

The increase in net income for the traditional segment for the year ended December 31, 2023 compared to the prior year was primarily due to higher earnings on the portion of Bank's assets funded by its capital, driven by the increase in market interest rates, and an increase in the average balances outstanding of interest-earning assets, primarily advances.

Mortgage Loans. The mortgage loans segment consists substantially of mortgage loans purchased from our members through our MPP. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Years Ended December 31,
Mortgage Loans	2023	2022
Net interest income	$51	$50
Provision for (reversal of) credit losses	—	—
Other income (loss)	(1)	(1)
Other expenses	16	16
Income before assessments	34	33
AHP assessments	4	3

Net income	$30	$30

There was no meaningful change in net income for the mortgage loans segment for the year ended December 31, 2023 compared to the prior year.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2023		December 31, 2022
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$35,562	46%	$36,683	51%
Mortgage loans held for portfolio, net	8,614	11%	7,687	11%
Cash and short-term investments	11,552	15%	8,575	12%
Trading securities	600	1%	2,230	3%
MBS	11,947	16%	10,307	14%
Other investment securities	7,504	10%	6,113	8%
Other assets (1)	829	1%	689	1%

Total assets	$76,608	100%	$72,284	100%

(1)    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of December 31, 2023 were $76.6 billion, an increase of $4.3 billion, or 6%, compared to December 31, 2022, primarily driven by purchases of investments. The mix of our assets at December 31, 2023 changed compared to December 31, 2022 in that advances as a percent of total assets declined from 51% to 46%, primarily as a result of higher short-term investments.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2023 at carrying value totaled $35.6 billion, a net decrease of $1.1 billion, or 3%, compared to December 31, 2022. This decrease reflects the maturity of advances to a former depository member that were not eligible for renewal totaling $3.2 billion. Otherwise, advances outstanding to our depository members increased by $1.7 billion, or 8%, due to higher demand for advances to support their funding needs, and the availability of suitable products to assist our members in managing their balance sheets in the current economic environment. Rising market interest rates have had an adverse impact on our depository members' ability to liquidate their investment portfolios and increase their deposit levels to fund loan growth.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at December 31, 2023, advances to commercial banks and savings institutions were 47% and advances to credit unions were 15%, resulting in total advances to depository institutions of 62%, while advances to insurance companies were 38%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2023		December 31, 2022
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$15,282	42%	$13,920	37%
Credit unions	5,471	15%	5,163	14%
Former members	1,617	5%	4,772	13%
Total depository institutions	22,370	62%	23,855	64%

Insurance companies:
Captive insurance company (1)	115	—%	213	1%
Other insurance companies	13,386	38%	13,217	35%
Former members (2)	5	—%	5	—%
Total insurance companies	13,506	38%	13,435	36%

CDFIs	1	—%	1	—%

Total advances outstanding	$35,877	100%	$37,291	100%

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

	December 31, 2023		December 31, 2022
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options (1)
Due in 1 year or less	$9,099	26%	$13,592	36%
Due after 1 through 5 years	12,309	34%	7,559	20%
Due after 5 through 15 years	1,935	5%	1,696	5%
Thereafter	14	—%	15	—%
Total	23,357	65%	22,862	61%

Callable or prepayable
Due in 1 year or less	—	—%	2	—%
Due after 1 through 5 years	55	—%	—	—%
Due after 5 through 15 years	36	—%	41	—%
Total	91	—%	43	—%

Putable
Due in 1 year or less	—	—%	5	—%
Due after 1 through 5 years	1,041	3%	1,296	4%
Due after 5 through 15 years	5,134	15%	7,191	19%
Total	6,175	18%	8,492	23%

Total fixed-rate	29,623	83%	31,397	84%

Variable-rate:
Without call or put options
Due in 1 year or less	311	1%	515	2%
Due after 1 through 5 years	410	1%	160	—%
Due after 5 through 15 years	50	—%	—	—%
Total	771	2%	675	2%

Callable or prepayable
Due in 1 year or less	370	1%	403	1%
Due after 1 through 5 years	3,335	9%	3,011	8%
Due after 5 through 15 years	1,412	4%	1,450	4%
Thereafter	366	1%	355	1%
Total	5,483	15%	5,219	14%

Total variable-rate	6,254	17%	5,894	16%

Total advances	$35,877	100%	$37,291	100%

(1)    Includes amortizing/mortgage matched advances.

At December 31, 2023 and 2022, fixed-rate advances included $22.0 billion and $21.7 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the year ended December 31, 2023, the par value of advances due in one year or less decreased by 33%, while advances due after one year increased by 15%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 27% at December 31, 2023, a decrease from 39% at December 31, 2022. However, based on the earlier of the redemption or the next put date, advances due in one year or less as a percentage of the total outstanding at par at December 31, 2023 and 2022 totaled 39% and 54%, respectively. For additional information, see Notes to Financial Statements - Note 5 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2023	December 31, 2022
SOFR	$2,856	$2,401
FHLBanks cost of funds	3,151	1,870
LIBOR	—	1,278
Other	247	345
Total variable-rate advances, at par value	$6,254	$5,894

Through June 30, 2023, the Bank had exposure related to advances with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and all of the Bank's fixed-rate LIBOR instruments were subsequently reset to SOFR or another interest rate. As a result, the Bank has no further exposure to LIBOR. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

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

Mortgage loans held for portfolio at December 31, 2023, at carrying value, totaled $8.6 billion, a net increase of $927 million, or 12%, from December 31, 2022, as the Bank's purchases from its members exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

Mortgage Loans Activity	2023	2022	2021
Balance, beginning of year	$7,533	$7,434	$8,323
Purchases	1,613	1,146	2,082
Principal repayments	(693)	(1,047)	(2,971)
Balance, end of year	$8,453	$7,533	$7,434

All of our mortgage loans have fixed interest rates. Rising mortgage rates resulted in lower levels of prepayment by our borrowers. However, purchases increased in 2023 due to strong demand by our members to participate in our Advantage MPP.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2023		December 31, 2022
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$8,043	95%	$7,082	94%
Conventional Original	200	2%	236	3%
FHA	135	2%	128	2%
Total MPP	8,378	99%	7,446	99%

Total Mortgage Partnership Finance® Program	75	1%	87	1%

Total mortgage loans held for portfolio	$8,453	100%	$7,533	100%

The following table presents the UPB of mortgage loans by redemption term ($ amounts in millions).

Redemption Term	December 31, 2023	December 31, 2022
Due in 1 year or less	$300	$287
Due after 1 through 5 years	1,252	1,206
Due after 5 through 15 years	3,128	2,943
Thereafter	3,773	3,097
Total mortgage loans held for portfolio, UPB	$8,453	$7,533

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP ($ amounts in millions).

Components of Allowance	December 31, 2023	December 31, 2022
MPP expected losses remaining after borrower's equity, before credit enhancements	$3.0	$4.7
Portion of expected losses recoverable from credit enhancements:
PMI	(1.2)	(1.4)
LRA (1)	(1.6)	(3.0)
SMI	(0.1)	(0.2)
Total portion recoverable from credit enhancements	(2.9)	(4.6)
Allowance for unrecoverable PMI/SMI	—	—

Allowance for MPP credit losses	0.1	0.1
Allowance for Mortgage Partnership Finance® Program credit losses	—	0.1

Allowance for credit losses	$0.1	$0.2

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

However, in the case of a delay in receiving final payoff from the servicer beyond the second remittance cycle after a triggering event, we reclassify the amount owed from mortgage loans to a separate amount receivable from the servicer. The receivable is then evaluated for the amount expected to be recovered. The servicer files a claim against the various credit enhancements for reimbursement of any losses incurred. The claim is then reviewed and paid as appropriate under the various credit enhancement policies or guidelines.

We individually evaluate any remaining exposure to delinquent MPP conventional loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The estimated fair value of the collateral is obtained from United States Department of Housing and Urban Development statements, sales listings or other evidence of current expected liquidation amounts. At December 31, 2023, principal previously paid in full by our MPP servicers totaling $0.5 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties.

Liquidity and Other Investment Securities. We maintain our investment portfolio to provide liquidity, support housing finance, utilize balance sheet capacity and supplement our earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community development and to cover operating expenses. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	December 31, 2023		December 31, 2022
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$59	—%	$21	—%
Interest-bearing deposits	892	3%	856	3%
Securities purchased under agreements to resell	6,500	20%	4,550	17%
Federal funds sold	4,101	13%	3,148	12%
Total cash and short-term investments	11,552	36%	8,575	32%

Trading securities:
U.S. Treasury obligations	600	2%	2,230	8%
Total trading securities	600	2%	2,230	8%

Total liquidity investments	12,152	38%	10,805	40%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,697	18%	4,210	16%
GSE and TVA debentures	1,807	6%	1,903	7%
GSE multifamily MBS	6,690	21%	6,067	22%
Total AFS securities	14,194	45%	12,180	45%

HTM securities:
Other U.S. obligations single-family MBS	4,010	13%	2,992	11%
GSE single-family MBS	684	2%	620	2%
GSE multifamily MBS	563	2%	628	2%
Total HTM securities	5,257	17%	4,240	15%

Total other investment securities	19,451	62%	16,420	60%

Total cash and investments, carrying value	$31,603	100%	$27,225	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at December 31, 2023 totaled $11.6 billion, an increase of $3.0 billion, or 35%, from December 31, 2022. Cash and short-term investments as a percent of total assets at December 31, 2023 and 2022 totaled 15% and 12%, respectively.

The Bank has previously purchased fixed-rate U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2023 totaled $600 million, a decrease of $1.6 billion, or 73%, from December 31, 2022, as substantially all of the Bank's purchases of U.S. Treasury obligations in 2023 were classified as AFS.

Liquidity investments at December 31, 2023 totaled $12.2 billion, an increase of $1.3 billion, or 12%, from December 31, 2022.

Other Investment Securities. AFS securities at December 31, 2023 totaled $14.2 billion, a net increase of $2.0 billion, or 17%, from December 31, 2022. The increase resulted primarily from purchases of U.S. Treasury obligations.

Net unrealized gains (losses) on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at December 31, 2023 totaled $(60) million, compared to $(10) million at December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at December 31, 2023 totaled $5.3 billion, a net increase of $1.0 billion, or 24%, from December 31, 2022. The increase was primarily due to purchases of other U.S. obligations, in which the MBS are guaranteed by Ginnie Mae and the underlying loans are insured by the FHA.

Net unrecognized gains (losses) on HTM securities at December 31, 2023 totaled $(77) million, compared to $(84) million at December 31, 2022, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2023		December 31, 2022
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities (1):
Total non-MBS fixed-rate	$7,501	53%	$6,091	50%
Total MBS fixed-rate	6,753	47%	6,099	50%

Total AFS securities	$14,254	100%	$12,190	100%

HTM Securities:
Total MBS fixed-rate	$199	4%	$204	5%
Total MBS variable-rate	5,058	96%	4,036	95%

Total HTM securities	$5,257	100%	$4,240	100%

AFS and HTM securities:
Total fixed-rate	$14,453	74%	$12,394	75%
Total variable-rate	5,058	26%	4,036	25%

Total AFS and HTM securities	$19,511	100%	$16,430	100%
(1)    Carrying value is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2023 changed slightly from December 31, 2022. However, all of the fixed-rate AFS securities are swapped using derivative instruments to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Investments by Year of Contractual Maturity. The following table provides, by year of contractual maturity, carrying values and yields for AFS and HTM securities as of December 31, 2023 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
U.S. Treasury obligations	$—	$3,285	$2,412	$—	$5,697
GSE and TVA debentures	306	1,352	149	—	1,807
GSE MBS (1)	—	2,677	3,654	359	6,690
Total AFS securities	306	7,314	6,215	359	14,194

HTM Securities:
Other U.S. obligations - guaranteed MBS (1)	—	—	—	4,010	4,010
GSE MBS (1)	—	2	261	984	1,247
Total HTM securities	—	2	261	4,994	5,257

Total AFS and HTM securities, carrying value	$306	$7,316	$6,476	$5,353	$19,451

Yield on AFS securities (2)	2.32%	2.63%	3.34%	2.95%
Yield on HTM securities (2)	—%	6.21%	5.69%	4.82%

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

At December 31, 2023, based on contractual maturities, as a percentage of total carrying value, AFS and HTM securities due in one year or less were 2%, due after one year through five years were 38%, due after 5 years through 10 years were 33%, and due after 10 years were 27%.

The following table presents our variable-rate MBS outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2023	December 31, 2022
SOFR	$5,037	$1,994
LIBOR	—	2,018
Total variable-rate MBS, at principal amount	$5,037	$4,012

Through June 30, 2023, the Bank had exposure related to MBS with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and all of the Bank's fixed-rate LIBOR instruments were subsequently reset to SOFR or another interest rate. As a result, the Bank has no further exposure to LIBOR. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

Under the Finance Agency's Prudential Management and Operations Standards, if our non-advance assets were to grow by more than 30% over the six calendar quarters preceding a Finance Agency determination that we have failed to meet any of these standards, the Finance Agency would be required to impose one or more sanctions on us, which could include, among others, a limit on asset growth, an increase in the level of retained earnings, and a prohibition on dividends or the redemption or repurchase of capital stock. Through the six-quarter period ended December 31, 2023, our growth in non-advance assets did not exceed 30%.

Total Liabilities. Total liabilities at December 31, 2023 were $72.9 billion, a net increase of $4.0 billion, or 6%, from December 31, 2022, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at December 31, 2023 were $629 million, a net increase of $33 million, or 6%, from December 31, 2022. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

The following table presents our term deposits outstanding at par value ($ amounts in millions).

Term	December 31, 2023	December 31, 2022
3 months or less	$16	$12
Over 3 months through 6 months	—	3
Over 6 months through 12 months	4	9

Total term deposits	$20	$24

For details on the average balances and average rates paid, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Analysis of Results of Operations for the Years Ended December 31, 2023 and 2022.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at December 31, 2023 totaled $71.1 billion, a net increase of $3.8 billion, or 6%, from December 31, 2022, which reflected increased funding needs associated with the net increase in the Bank's total assets.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2023		December 31, 2022
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,737	31%	$27,534	40%
CO bonds	20,137	28%	10,016	14%
Total due in 1 year or less	42,874	59%	37,550	54%
Long-term CO bonds	29,690	41%	31,986	46%

Total consolidated obligations	$72,564	100%	$69,536	100%

The mix of our funding has changed from December 31, 2022 as discount notes outstanding decreased and CO bonds outstanding increased.

We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. Additionally, in light of each FHLBank's significant reliance on short-term funding, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk, i.e. the potential difficulty or inability to roll over short-term consolidated obligations when market conditions change. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

At December 31, 2023 and 2022, callable CO bonds were 72% and 71%, respectively, of total CO bonds outstanding.

At December 31, 2023 and 2022, 82% and 79%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at December 31, 2023 and 2022 were indexed to SOFR.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2023 and 2022, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $521 million and $434 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $7 million and $19 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2023	December 31, 2022
Advances	$21,950	$24,038
Investments	16,713	15,936
Mortgage loans MDCs	115	61
CO bonds	38,094	30,940
Discount notes	—	2,000

Total notional outstanding	$76,872	$72,975

The increase in the total notional amount during the year-ended December 31, 2023 of $3.9 billion, or 5%, was substantially due to an increase in derivatives hedging CO bonds, driven primarily by an increase in short-term CO bonds outstanding, partially offset by a decrease in swapped variable-rate advances.

The following table presents the notional amounts of derivatives (cleared and uncleared) by pay or receive leg ($ amounts in millions).

	December 31, 2023		December 31, 2022
Interest rate swaps outstanding	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed rate	$38,778	$39,019	$37,736	$33,611
SOFR	31,879	31,390	25,691	26,952
EFFR	6,215	6,463	7,048	6,969
LIBOR	—	—	2,500	5,443
Total notional	$76,872	$76,872	$72,975	$72,975

Through June 30, 2023, the Bank had exposure related to derivatives with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and all of the Bank's fixed-rate LIBOR instruments were subsequently reset to SOFR or another interest rate. As a result, the Bank has no further exposure to LIBOR. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Replacement of the LIBOR Benchmark Interest Rate.

We utilize a variety of permissible hedge accounting methods. While a majority of our qualifying hedging relationships utilize the total contractual coupon long-haul method, we also apply the benchmark component or shortcut method where eligible and in alignment with our hedging strategies. The application of the shortcut method results in no hedge ineffectiveness, while the application of the benchmark component method results in less hedge ineffectiveness than the total contractual coupon long-haul method.

The following table presents the notional amounts of derivatives by hedge accounting method ($ amounts in millions).

Hedge Accounting Method	December 31, 2023	December 31, 2022
Fair-value hedges:
Long-haul total contractual coupon method	$55,207	$47,482
Long-haul benchmark component method	2,683	2,472
Shortcut method	17,446	16,149
Total fair-value hedges	75,336	66,103
Economic hedges	1,479	6,841
MDCs	57	31
Total notional outstanding	$76,872	$72,975

For additional information on our accounting policies related to derivatives and hedging, see Note 1 - Summary of Significant Accounting Policies.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	December 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$(320)	$(779)	$1,411	$312
Estimated fair value of associated derivatives, net	318	986	(1,406)	(102)

Net cumulative fair-value hedging gains (losses)	$(2)	$207	$5	$210

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our LIBOR transition. The net cumulative fair-value hedging gains on AFS securities includes losses on the terminated swaps that are being amortized into earnings as interest expense over the life of the original swap, but are generally being offset by the lower interest expense on the new swaps.

Total Capital. Total capital at December 31, 2023 was $3.7 billion, a net increase of $360 million, or 11%, from December 31, 2022. The net increase primarily resulted from the growth of retained earnings and issuances of capital stock to support advances activity, partially offset by the Bank's voluntary repurchases of its members' excess stock during the third quarter.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2023	December 31, 2022
Capital stock	61%	63%
Retained earnings	41%	38%
AOCI	(2)%	(1)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at December 31, 2023 compared to December 31, 2022 were primarily due to the growth of retained earnings and the voluntary repurchase of member's excess capital stock.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2023	December 31, 2022
Total GAAP capital	$3,744	$3,384
Exclude: Accumulated other comprehensive loss	73	26
Add: MRCS	369	373
Total regulatory capital	$4,186	$3,783

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

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our ability to obtain funds through the issuance of consolidated obligations at acceptable interest costs depends on prevailing conditions in the capital markets, particularly the short-term capital markets, and the capital markets' perception of the riskiness of those obligations. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2023, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $831.1 billion.

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

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. As of December 31, 2023, we were operating within those limits.

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

	December 31, 2023	December 31, 2022
Liquidity deposit reserves	$44,120	$42,388
Less: total deposits	629	596
Excess liquidity deposit reserves	$43,491	$41,792

The increase in liquidity deposit reserves is primarily due to purchases of Ginnie Mae MBS and an increase in short-term investments.

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

	December 31, 2023	December 31, 2022
Aggregate qualifying assets	$75,967	$71,747
Less: total consolidated obligations outstanding	71,053	67,270
Aggregate qualifying assets in excess of consolidated obligations	$4,914	$4,477

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.07

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions or operational disruptions at our Bank and/or the Office of Finance.

New or revised regulatory guidance from the Finance Agency could continue to increase the amount and change the characteristics of liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities for the year ended December 31, 2023 was $189.4 million, compared to net cash provided by operating activities for the year ended December 31, 2022 of $1.5 billion. The net decrease in cash provided of $1.3 billion was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

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

	December 31, 2023		December 31, 2022
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,031	39%	$889	36%
Credit unions	461	17%	409	16%
Total depository institutions	1,492	56%	1,298	52%
Insurance companies	793	30%	825	33%
CDFIs	—	—%	—	—%

Total capital stock, putable at par value	2,285	86%	2,123	85%

MRCS:
Captive insurance company (1)	5	—%	10	—%
Other former members	364	14%	363	15%

Total MRCS	369	14%	373	15%

Total regulatory capital stock	$2,654	100%	$2,496	100%

(1)    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be fully redeemed until the associated credit products are no longer outstanding.

Required and Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock under our capital plan. In general, the level of excess capital stock fluctuates with our members' level of credit products and, to the extent members have opted-in to AMA activity-based stock requirements, principal amounts of MDCs.

The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	December 31, 2023	December 31, 2022
Required capital stock:
Member capital stock	$1,800	$1,678
MRCS	79	225
Total required capital stock	1,879	1,903

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	485	445
Member capital stock subject to outstanding redemption requests	—	—
MRCS	290	148
Total excess capital stock	775	593

Total regulatory capital stock	$2,654	$2,496

Excess stock as a percentage of regulatory capital stock	29%	24%

The increase in required member capital stock in 2023 included elevated disbursements of short-term advances during the first quarter of 2023. However, for those advances that matured and were not replaced, the associated capital stock was reclassified to excess stock, resulting in an increase in excess stock during the year. This increase was substantially offset by the Bank's voluntary repurchases on September 27, 2023 totaling $200 million to reduce the amount of outstanding member excess stock relative to the Bank's assets.

Under our capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2023 was 5.46%. Excess stock must be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to such specified ratio. Otherwise, we are not required to redeem excess stock from a member until five years (or, in the case of Class A stock, six months) after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

The following table summarizes the weighted-average dividend rate paid on our Class B stock, including MRCS(1):

	2023	2022	2021
First quarter (2)	4.84%	2.31%	2.44%
Second quarter (2)	5.44%	2.46%	2.48%
Third quarter (2)	5.88%	3.41%	2.24%
Fourth quarter (2)	6.47%	3.55%	2.25%
Year	5.69%	2.94%	2.36%

(1)    Dividends paid in cash during the period divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for the dividend period.
(2)    Annualized.

The following table summarizes by year our dividend payout ratio.

	Years Ended December 31,
	2023	2022	2021
Dividend payout ratio (1)	34.87%	38.16%	57.67%

(1)    Dividends paid in cash during the year divided by net income for the year.

Although the dividend rate for the year ended December 31, 2023 was significantly higher than the rate for 2022, the dividend payout ratio was lower due to the significant increase in net income.

On February 22, 2024, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.0% and on Class B-1 non-activity-based stock at an annualized rate of 4.0%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid was 7.41%. The dividends were paid in cash on February 23, 2024. For more information on our capital plan and dividend payments, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Retained Earnings. The overall adequacy of the Bank's level of retained earnings is evaluated in the context of its overall capitalization. However, we seek to maintain a level of retained earnings that consistently exceeds a minimum level based on the amount we believe is necessary to protect the redemption value of the Bank's capital stock. This minimum is equal to our estimate of the Bank's economic risk that incorporates specified market, credit, operations, and accounting risk estimates. We regularly monitor the adequacy of the Bank's retained earnings. If an increase is deemed necessary, we could evaluate various alternative strategies, such as restructuring the balance sheet, reducing our risk tolerances, increasing capital stock requirements or reducing dividends on capital stock. However, we also seek to maintain competitive dividends, consistent with our mission objective of providing a sufficient return to our members that reflects the Bank's risk profile and makes stock ownership a desirable investment alternative.

Restricted Retained Earnings. In accordance with the JCEA, we allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding consolidated obligations for the quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of the Bank's average balance of outstanding consolidated obligations for the quarter. We do not expect either level to be reached for several years.

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

Our board of directors assesses the adequacy of our capital every quarter, prior to the declaration of our quarterly dividend, by reviewing various measures set forth in our Capital Markets Policy. The development of our Capital Markets Policy incorporated guidance from the Finance Agency.

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

The following table presents our risk-based capital requirement in relation to our permanent capital at December 31, 2023 and 2022 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2023	December 31, 2022
Credit risk	$211	$203
Market risk	771	173
Operational risk	295	113

Total risk-based capital requirement	$1,277	$489

Permanent capital	$4,186	$3,783

Permanent capital as a percentage of required risk-based capital	328%	773%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to (i) changes in the stress scenarios provided by the Finance Agency including implementation of SOFR volatility shocks and the application of the SOFR discounting curve on derivatives and (ii) changes in the market environment, including changes in interest rates, CO-swap basis, volatility and option-adjusted spreads, and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Despite these increases, our permanent capital at December 31, 2023 remained well in excess of our total risk-based capital requirement.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances. Changes in certain estimates and assumptions have the potential to significantly affect our financial position and results of operations and, in any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

We have identified one of our accounting estimates, the valuation of interest-rate related derivatives and hedged items, as critical because this particular estimate requires management to make a number of difficult, subjective, and/or complex judgments about matters that are inherently uncertain resulting in an increased likelihood that materially different amounts could be reported under different market conditions or when using different assumptions.

Valuation of Interest-Rate Related Derivatives and Hedged Items. The estimated fair values of our interest-rate related derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis, which utilizes market estimates of interest rates and volatility, and comparisons to similar instruments. For the year ended December 31, 2023, the valuation techniques and assumptions used to derive the estimated fair values of these instruments were largely consistent with the prior year with the exception of changes that resulted from the transition from LIBOR to SOFR, which was not material.

Although our use of derivatives is meant to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate the market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and other market factors, our earnings may experience greater volatility. Despite substantially all of our derivatives qualifying for fair-value hedge accounting (i.e., the change in the estimated fair value of the hedged item is substantially offset by the change in the estimated fair value of the derivative in net interest income), due to the size of our hedging portfolio, even a small percentage of hedge ineffectiveness (i.e., any difference in the change in the estimated fair value of the derivative and hedged item attributable to the hedged risk) can have a notable impact on the Bank’s reported earnings.

For additional information on the quantitative impact our qualifying and non-qualifying derivatives had on our reported earnings for the three years ended December 31, 2023, 2022, and 2021, see Note 8 - Derivatives and Hedging Activities.

To ensure the estimated fair values of our interest-rate related derivatives and hedged items are reliable, we have several controls and procedures in place including, but not limited to, the following:

•monitoring of hedge effectiveness results;
•comparison of our internally derived derivative values to the respective counterparty’s value(s);
•benchmarking our values to those produced by an alternate model; and
•internal and periodic external validations of the valuation model and key assumptions.

Sensitivity of Estimate. While changes in estimated fair value can cause earnings volatility during the periods the derivative instruments are held, for hedges that qualify for fair-value hedge accounting, such changes do not have any net long-term economic effect or result in any net cash flows if the derivative and the hedged item are held to maturity. Since these estimated fair values eventually return to zero (or par value) on the maturity date, the effect of such fluctuations throughout the life of the hedging relationship is usually only a timing difference.

Over the past five years, the largest amount of net unrealized losses in any year on our qualifying fair-value hedge relationships was $(24) million.

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

Finance Agency’s Review and Analysis of the FHLBank System. Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled "FHLBank System at 100: Focusing on the Future", presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (i) the mission of the FHLBank System; (ii) the FHLBank System as a stable and reliable source of liquidity; (iii) housing and community development; and (iv) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has also stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (i) providing stable and reliable liquidity to members, and (ii) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to community support requirements, and reviewing the affordable housing programs, community investment programs, and community investment cash advance programs to encourage their greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the Bank Act to at least double the statutory minimum required annual AHP contribution; and
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

We are not able to predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of these actions, the extent of any changes to us or the FHLBank System, or the ultimate impact on us or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of related risks, see Part I. Item 1A. Risk Factors – Business Risks - Legislative and Regulatory.

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program ("BTFP"), as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024. The BTFP’s terms are favorable and, as such, has been a source of competition with our advances.

CFPB Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. The rule defines small businesses as businesses with $5 million or less in gross annual revenue in the preceding fiscal year. We will be subject to data collection and reporting obligations if we have originated a minimum of 100 "covered credit transactions" to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing to what extent the obligations will be triggered for us. If they are, we believe that operational changes will be necessary for compliance, although we do not believe these changes will have a material effect on our financial condition or results of operations. However, under a federal court order in related litigation, the CFPB has been enjoined from implementing and enforcing the final rule, and all deadlines for compliance with the final rule have been stayed. Accordingly, we cannot predict when we will need to comply if we are subject to these obligations.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. We will be subject to additional operational burdens in complying with the rule if it is adopted as proposed, but do not believe the rule will have a material effect on our financial condition or results of operations. We continue to evaluate its potential impact on us.

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a GSE such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. We continue to evaluate the potential impact of the proposed rule on our financial condition and results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBanks may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt securities, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule requires disclosure of, among other things: material climate-related risks and their material impacts; activities to mitigate or adapt to such risks; information about a registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant's audited financial statements. We will be subject to the applicable requirements of the rule in our annual reports for fiscal years beginning in 2027. We continue to review the final rule and evaluate its impact on us, including the effect on costs and complexities associated with our SEC reporting.

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
•oversees the actions of the new Credit Subcommittee, which oversees the identification, monitoring, measurement, evaluation and reporting of enterprise-wide credit risks throughout the organization and is led by our new Chief Credit Risk Officer; and
•oversees the actions of the Information Security Steering Committee, which oversees our Information Security Program, which includes enterprise information security, cybersecurity, and physical security.

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

At December 31, 2023, advances outstanding to our insurance company members represented 38% of our total advances outstanding, at par. The significant level of advances to insurance company members reflect the significant portion of total financial assets held by insurance companies in our district. Insurance companies have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2023, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members is 25% of their total general account assets. As of December 31, 2023, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total assets. As of December 31, 2023, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total assets.

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

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2023, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 35% of total advances outstanding, at par. The following tables present the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	December 31, 2023
Borrower	Amount	% of Total
Old National Bank	$4,300	12%
The Lincoln National Life Insurance Company	2,650	8%
Jackson National Life Insurance Company	2,252	6%
First National Bank of America	1,880	5%
Forethought Life Insurance Company	1,565	4%
Subtotal - five largest borrowers	12,647	35%
Next five largest borrowers	6,677	19%
Remaining borrowers	16,553	46%
Total advances, par value	$35,877	100%

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

For the years ended December 31, 2023, 2022 and 2021, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status, along with their corresponding collateral balances at December 31, 2023. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products, and therefore does not include all assets against which we have security interests ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	Other Real Estate Related-Collateral/CFI	Securities/Delivery	Total Collateral	Lendable Value (1)	Credit Outstanding (2)
Blanket	91	$22,333	$16,673	$5,890	$44,896	$29,343	$11,419
Specific listings	80	29,018	5,909	5,974	40,901	29,120	9,242
Possession	30	6,582	12,965	9,344	28,891	18,986	13,657
Hybrid (3)	3	5,266	581	59	5,906	4,143	2,071
Total	204	$63,199	$36,128	$21,267	$120,594	$81,592	$36,389

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

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2023, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

	December 31, 2023
Country	AA	A	Total
Domestic	$—	$2,474	$2,474
Australia	1,300	—	1,300
Canada	—	919	919
Netherlands	—	300	300
Total unsecured credit exposure	$1,300	$3,693	$4,993

Trading Securities. Our liquidity portfolio includes shorter-term U.S. Treasury obligations, which are direct obligations of the U.S. government and are classified as trading securities.

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), longer-term U.S. Treasury obligations, and debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks.

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At December 31, 2023, these investments totaled 300% of total regulatory capital. As a result, the opportunity to further enhance our earnings by purchasing MBS was not available until our ratio fell below 300% during the first quarter of 2024.

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

	December 31, 2023
Investment	AA	A	Unrated (1)	Total
Short-term investments:
Interest-bearing deposits	$—	$892	$—	$892
Securities purchased under agreements to resell	3,500	2,600	400	6,500
Federal funds sold	1,300	2,801	—	4,101
Total short-term investments	4,800	6,293	400	11,493

Trading securities:
U.S. Treasury obligations	600	—	—	600
Total trading securities	600	—	—	600

Other investment securities:
U.S. Treasury obligations	5,697	—	—	5,697
GSE and TVA debentures	1,807	—	—	1,807
GSE MBS	7,937	—	—	7,937
Other U.S. obligations - guaranteed residential MBS	4,010	—	—	4,010
Total other investment securities	19,451	—	—	19,451

Total investments, carrying value	$24,851	$6,293	$400	$31,544

Percentage of total	79%	20%	1%	100%

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2023, we had PMI coverage on $1.1 billion or 14% of our conventional MPP mortgage loans, which included coverage of $0.3 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $1.4 million.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

LRA Activity	2023
Liability, beginning of year	$235
Additions	19
Claims paid	—
Distributions to PFIs	(11)
Liability, end of year	$243

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

As of December 31, 2023, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $200 million. The lowest credit rating from S&P and Moody's, stated in terms of the S&P equivalent, for each of our SMI companies is BBB+. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

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

	December 31, 2023
		% of UPB Outstanding
FICO® SCORE (1)	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$1	89.8%	10.2%	—%	—%
620-659	21	91.8%	5.8%	1.5%	0.9%
660-699	645	97.5%	2.0%	0.3%	0.2%
700-739	1,739	98.7%	0.9%	0.2%	0.2%
740 or higher	5,892	99.7%	0.3%	—%	—%
Total	$8,298	99.3%	0.5%	0.1%	0.1%

(1)     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2023, 99.7% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 760.

LTV Ratio (1)	December 31, 2023
< = 60%	16%
> 60% to 70%	15%
> 70% to 80%	50%
> 80% to 90% (2)	14%
> 90% (2)	5%
Total	100%

(1)     At origination.
(2)     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2023, 81% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 73%.

We believe these two measures indicate that these loans have a low risk of default.

Mortgage Loan Concentration. During 2023, our top-selling PFI sold us mortgage loans totaling $422 million, or 26% of the total mortgage loans that we purchased in 2023. Our five top-selling PFIs sold us 53% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2023, 2022, and 2021, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district. The following table presents the percentage of UPB of conventional loans outstanding at December 31, 2023 for the five largest state concentrations.

State	December 31, 2023
Indiana	42%
Michigan	34%
California	3%
Kentucky	2%
Florida	2%
All others	17%
Total	100%

Mortgage Loan Credit Performance. The credit ratios of our mortgage loans are presented in the table below along with the amounts used in those calculations ($ amounts in millions).

	December 31,
Metrics and Ratios	2023	2022
Average loans outstanding during the year ended (UPB)	$7,860	$7,517
Mortgage loans held for portfolio (UPB)	8,453	7,533
Non-accrual loans (UPB) (1)	8	11
Allowance for credit losses on mortgage loans held for portfolio	(0.1)	(0.2)
Net recoveries during the year ended	(0.1)	(0.1)

Ratio of net charge-offs to average loans outstanding during the year ended (2)	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio (2)	—%	—%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.09%	0.15%
Ratio of allowance for credit losses to non-accrual loans	1.66%	1.82%

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

The serious delinquency rate for conventional mortgages was 0.08% at December 31, 2023, compared to 0.16% at December 31, 2022. The serious delinquency rate for government-guaranteed or -insured mortgages was 0.64% at December 31, 2023, compared to 1.07% at December 31, 2022. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. Both rates were below the national serious delinquency rate.

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

	December 31, 2023
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$597	$3	$(3)	$—
Liability positions with credit exposure
Uncleared derivatives - A	25,324	(380)	388	8
Cleared derivatives (1)	26,867	(10)	523	513
Total derivative positions with credit exposure to non-member counterparties	52,788	(387)	908	521
Total derivative positions with credit exposure to member institutions (2)	47	—	—	—
Subtotal - derivative positions with credit exposure	52,835	$(387)	$908	$521
Derivative positions without credit exposure	24,037

Total derivative positions	$76,872

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

Our operations rely on the secure processing, storage and transmission of sensitive/confidential and other information in our computer systems, software and networks. As a result, our Information Security Program is designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Information Security Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Information Security controls designed to protect and detect are in place, including procedures to respond to and mitigate the impacts of security incidents. For more information, see Item 1C. Cybersecurity.

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

The table below presents the VaR estimate ($ amounts in millions).

	VaR
Years Ended	Year-End	High	Low	Average
December 31, 2023	$772	$772	$261	$592
December 31, 2022	173	777	173	610

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	December 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,134	$4,153	$4,143	$4,108	$4,055
Percent change in MVE from base	(0.2)%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	100.5%	101.0%	100.7%	99.9%	98.6%
Duration of equity	(0.9)	(0.1)	0.5	1.1	1.4

	December 31, 2022
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$3,416	$3,431	$3,437	$3,441	$3,439
Percent change in MVE from base	(0.6)%	(0.2)%	0%	0.1%	0.1%
MVE/book value of equity	90.9%	91.4%	91.5%	91.6%	91.6%
Duration of equity	(0.6)	(0.3)	(0.1)	(0.1)	0.2

The changes in these key metrics from December 31, 2022 resulted primarily from model enhancements and the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. A related measure of interest-rate risk is duration gap, which is the difference between the estimated durations (market value sensitivity) of assets and liabilities. Duration gap measures the sensitivity of assets and liabilities to interest-rate changes. Duration generally indicates the expected change in an instrument's market value resulting from an increase or a decrease in interest rates. Higher duration numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. The base case duration gap at December 31, 2023 and 2022 was 0.00% and (0.03)% , respectively.

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

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31,
			2023	2022
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$14,459	$13,259
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	7,491	8,479
Pay float, receive float basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index.	Economic	—	2,300
Sub-total advances			21,950	24,038

Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	9,569	8,351
		Economic	600	1,750

Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	5,733	5,224
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	811	611
Sub-total investments			16,713	15,936

Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	58	30
Sub-total mortgage loans			58	30

CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	3,839	2,869
		Economic	—	140

Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	34,245	27,921
		Economic	10	10
Sub-total CO bonds			38,094	30,940

Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	—	2,000
Sub-total discount notes			—	2,000

Stand-alone derivatives:
MDCs	Not Applicable	N/A	57	31
Sub-total stand-alone derivatives			57	31

Total notional			$76,872	$72,975

The use of different types of derivatives varies based on our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2023			December 31, 2022
Financial Instrument and Interest-Rate Payment Term	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$600	$600	100%	$2,230	$2,230	100%
Total trading securities, fair value	$600	$600	100%	$2,230	$2,230	100%

AFS securities:
Total fixed-rate	$14,254	$14,254	100%	$12,190	$12,190	100%
Total AFS securities, amortized cost	$14,254	$14,254	100%	$12,190	$12,190	100%

Advances:
Total fixed-rate	$29,623	$21,950	74%	$31,397	$21,739	69%
Total variable-rate	6,254	—	—%	5,894	2,300	39%
Total advances, par value	$35,877	$21,950	61%	$37,291	$24,039	64%

CO bonds:
Total fixed-rate	$46,438	$38,094	82%	$39,226	$30,939	79%
Total variable-rate	3,390	—	—%	2,776	—	—%
Total CO bonds, par value	$49,828	$38,094	76%	$42,002	$30,939	74%

Discount notes:
Total fixed-rate	$22,737	$—	—%	$27,534	$2,000	7%
Total discount notes, par value	$22,737	$—	—%	$27,534	$2,000	7%

The decrease in variable-rate swapped advances resulted from the Bank ceasing to utilize basis swaps to hedge variable-rate advances after the LIBOR transition date.

For information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

Replacement of the LIBOR Benchmark Interest Rate

The replacement of LIBOR did not have a material impact on the Bank's business, results of operations or financial condition. Through June 30, 2023, the Bank had exposure related to various financial instruments with interest rates indexed to LIBOR. However, the USD LIBOR index became fixed at June 30, 2023 and all of the Bank's fixed-rate LIBOR instruments were subsequently reset to SOFR or another interest rate. As a result, the Bank has no further exposure to LIBOR.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2023. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2023 and 2022, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 8 and 16 to the financial statements, the Bank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2023 was $77 billion, of which 98% were designated as hedging instruments, and the net fair value of derivative assets and liabilities as of December 31, 2023 was $521 million and $7 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, such as interest rate curves and volatility assumptions.

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
March 12, 2024

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31,
	2023	2022
Assets:
Cash and due from banks (Note 3)	$58,844	$21,161
Interest-bearing deposits (Note 4)	892,049	856,060
Securities purchased under agreements to resell (Note 4)	6,500,000	4,550,000
Federal funds sold (Note 4)	4,101,000	3,148,000
Trading securities (Note 4)	600,063	2,230,248
Available-for-sale securities (amortized cost of $14,254,103 and $12,189,776) (Note 4)	14,194,326	12,179,837
Held-to-maturity securities (estimated fair values of $5,179,399 and $4,156,218) (Note 4)	5,256,803	4,240,201
Advances (Note 5)	35,561,844	36,682,459
Mortgage loans held for portfolio, net (Note 6)	8,613,844	7,686,455
Accrued interest receivable	203,809	152,867
Derivative assets, net (Note 8)	521,164	434,421
Other assets	104,658	102,071

Total assets	$76,608,404	$72,283,780

Liabilities:
Deposits (Note 9)	$628,811	$595,907
Consolidated obligations (Note 10):
Discount notes	22,621,837	27,387,492
Bonds	48,431,566	39,882,454
Total consolidated obligations, net	71,053,403	67,269,946
Accrued interest payable	327,237	162,584
Affordable Housing Program payable (Note 11)	68,301	38,170
Derivative liabilities, net (Note 8)	6,940	19,209
Mandatorily redeemable capital stock (Note 12)	369,041	372,503
Other liabilities	410,774	441,763

Total liabilities	72,864,507	68,900,082

Commitments and contingencies (Note 17)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 22,852,579 and 21,231,253	2,285,258	2,123,125
Retained earnings:
Unrestricted	1,134,132	963,812
Restricted	398,039	322,552
Total retained earnings	1,532,171	1,286,364
Total accumulated other comprehensive income (loss) (Note 13)	(73,532)	(25,791)

Total capital	3,743,897	3,383,698

Total liabilities and capital	$76,608,404	$72,283,780

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Interest Income:
Advances	$1,943,129	$634,269	$115,634
Interest-bearing deposits	123,858	37,303	534
Securities purchased under agreements to resell	118,571	53,496	1,730
Federal funds sold	240,388	78,004	2,821
Trading securities	12,894	25,965	48,510
Available-for-sale securities	808,400	285,252	99,646
Held-to-maturity securities	254,469	69,363	31,792
Mortgage loans held for portfolio	254,140	206,984	169,132
Total interest income	3,755,849	1,390,636	469,799

Interest Expense:
Consolidated obligation discount notes	1,001,022	373,757	9,067
Consolidated obligation bonds	2,203,964	712,038	206,429
Deposits	37,868	12,003	162
Mandatorily redeemable capital stock	17,540	2,140	2,601
Total interest expense	3,260,394	1,099,938	218,259

Net interest income	495,455	290,698	251,540
Provision for (reversal of) credit losses	(220)	(74)	(108)

Net interest income after reversal of credit losses	495,675	290,772	251,648

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	(6,781)	(1,059)	—
Net gains (losses) on trading securities	19,616	(22,574)	(47,314)
Net gains (losses) on derivatives	181	48,429	3,684
Net gains (losses) on extinguishment of debt	19,846	—	—
Other, net	13,033	(5,352)	9,811
Total other income (loss)	45,895	19,444	(33,819)

Other Expenses:
Compensation and benefits	65,174	59,006	60,622
Other operating expenses	33,621	30,836	30,089
Federal Housing Finance Agency	6,530	7,229	6,336
Office of Finance	4,659	5,437	6,377
Other, net	10,264	11,086	9,801
Total other expenses	120,248	113,594	113,225

Income before assessments	421,322	196,622	104,604

Affordable Housing Program assessments	43,886	19,876	10,720

Net income	$377,436	$176,746	$93,884

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$377,436	$176,746	$93,884

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(49,838)	(161,881)	15,021

Pension benefits, net (Note 14)	2,097	3,032	12,635

Total other comprehensive income (loss)	(47,741)	(158,849)	27,656

Total comprehensive income	$329,695	$17,897	$121,540

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2021, 2022, and 2023
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2020	22,076	$2,207,570	$868,904	$268,426	$1,137,330	$105,402	$3,450,302

Comprehensive income			75,107	18,777	93,884	27,656	121,540

Proceeds from issuance of capital stock	996	99,638					99,638

Redemption/repurchase of capital stock	(563)	(56,277)					(56,277)

Shares reclassified to mandatorily redeemable capital stock, net	(47)	(4,730)					(4,730)

Cash dividends on capital stock (2.44%)			(54,142)	—	(54,142)		(54,142)

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Comprehensive income (loss)			141,397	35,349	176,746	(158,849)	17,897

Proceeds from issuance of capital stock	3,680	368,041					368,041

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Shares reclassified to mandatorily redeemable capital stock, net	(3,292)	(329,232)					(329,232)

Cash dividends on capital stock (2.95%)			(67,454)	—	(67,454)		(67,454)

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income (loss)			301,949	75,487	377,436	(47,741)	329,695

Proceeds from issuance of capital stock	3,636	363,614					363,614

Redemption/repurchase of capital stock	(2,003)	(200,309)					(200,309)

Shares reclassified to mandatorily redeemable capital stock, net	(12)	(1,172)					(1,172)

Cash dividends on capital stock (5.71%)			(131,629)	—	(131,629)		(131,629)

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$377,436	$176,746	$93,884
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	63,069	167,348	84,157
Changes in net derivative and hedging activities	(391,229)	1,086,752	178,305
Net gains on extinguishment of debt	(19,846)	—	—
Reversal of credit losses	(220)	(74)	(108)
Net (gains) losses on trading securities	(19,616)	22,574	47,314
Other adjustments	6,781	1,059	—
Changes in:
Accrued interest receivable	(50,328)	(77,386)	21,671
Other assets	(5,770)	14,333	(21,453)
Accrued interest payable	164,746	75,115	24,487
Other liabilities	64,338	(1,749)	15,743
Total adjustments, net	(188,075)	1,287,972	350,116

Net cash provided by operating activities	189,361	1,464,718	444,000

Investing Activities:
Net change in:
Interest-bearing deposits	366,590	(2,090,076)	487,626
Securities purchased under agreements to resell	(1,950,000)	(1,050,000)	(1,000,000)
Federal funds sold	(953,000)	(568,000)	(1,365,000)
Trading securities:
Proceeds from maturities	1,500,000	3,425,000	2,950,000
Proceeds from sales	494,063	200,000	50,006
Purchases	(344,261)	(1,930,219)	(1,899,417)
Available-for-sale securities:
Proceeds from paydowns and maturities	195,419	730,132	835,255
Proceeds from sales	592,660	—	—
Purchases	(2,539,432)	(5,195,686)	(319,623)
Held-to-maturity securities:
Proceeds from paydowns and maturities	455,929	890,409	996,151
Proceeds from sales	9,769	69,919	—
Purchases	(1,558,464)	(817,170)	(784,446)
Advances:
Principal repayments	281,391,014	251,196,945	224,935,571
Disbursements to members	(279,976,584)	(261,178,835)	(221,554,319)
Mortgage loans held for portfolio:
Principal collections	704,481	1,006,896	2,849,214
Purchases from members	(1,642,690)	(1,156,327)	(2,150,713)
Purchases of premises, software, and equipment	(5,255)	(4,916)	(4,411)
Loans to other Federal Home Loan Banks:
Principal repayments	1,090,000	1,050,000	40,000
Disbursements	(1,090,000)	(1,050,000)	(40,000)

Net cash provided by (used in) investing activities	(3,259,761)	(16,471,928)	4,025,894
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2023	2022	2021
Financing Activities:
Net change in deposits	(7,237)	(590,663)	(8,809)
Net proceeds (payments) on derivative contracts with financing elements	9,464	900	(25,365)
Net proceeds from issuance of consolidated obligations:
Discount notes	809,172,093	835,663,808	291,172,745
Bonds	21,966,675	17,914,235	43,151,651
Payments for matured and retired consolidated obligations:
Discount notes	(813,966,061)	(820,497,490)	(295,668,613)
Bonds	(14,093,893)	(18,461,850)	(43,819,310)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	500,000	—	—
Principal repayments	(500,000)	—	—
Proceeds from issuance of capital stock	363,614	368,041	99,638
Payments for redemption/repurchase of capital stock	(200,309)	(161,885)	(56,277)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(4,634)	(7,151)	(205,076)
Dividend payments on capital stock	(131,629)	(67,454)	(54,142)

Net cash provided by (used in) financing activities	3,108,083	14,160,491	(5,413,558)

Net increase (decrease) in cash and due from banks	37,683	(846,719)	(943,664)

Cash and due from banks at beginning of year	21,161	867,880	1,811,544

Cash and due from banks at end of year	$58,844	$21,161	$867,880

Supplemental Disclosures:
Cash activities:
Interest payments	$2,978,983	$738,492	$265,209
Affordable Housing Program payments	15,618	16,914	14,073
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	72,788	—

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
($ amounts in thousands unless otherwise indicated)
These Notes to Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2023 and 2022, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2023, 2022, and 2021.

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
•maintain a portfolio of readily available liquid assets; and
•invest in MBS and other opportunities to support the residential housing market.

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

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. The most significant estimates pertain to the fair values of financial instruments, specifically our derivatives and associated hedged items.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Securities purchased under agreements to resell are treated as short-term, collateralized financings and are generally transacted with an overnight term. These securities are held in safekeeping in the Bank's name by third-party custodians approved by us. For securities outstanding longer than overnight, if the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in the Bank's name, and/or (ii) remit an equivalent amount of cash to the Bank. Federal funds sold are short-term, unsecured loans that are generally transacted with an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit an individual FHLBank may extend to a counterparty.

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM or AFS at the date of acquisition.

Trading Securities. Securities classified as trading are held for liquidity purposes and carried at estimated fair value. Changes in the fair value of these securities are recorded through other income as net gains (losses) on trading securities. Finance Agency regulation and our risk management policies prohibit the speculative use of these instruments and limit the credit risk arising from these securities.

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

Amortization or Accretion of Purchase Premiums and Discounts. Since the Bank holds a large number of similar loans underlying its MBS, for which prepayments are probable and the timing and amount of prepayments can be reasonably estimated, we amortize or accrete premiums, discounts, and cumulative fair-value hedging basis adjustments on MBS to interest income using a level-yield under the retrospective interest method. This method requires that we estimate prepayments over the estimated life of each security and retrospectively adjust the effective yield each time the estimated remaining cash flows change as if the new estimate had been used since the original acquisition date. Changes in interest rates are a significant assumption used in estimating the timing and amount of prepayments.

For all non-MBS, prepayments are not estimated but only taken into account as they actually occur.

For all non-MBS not classified as trading, we amortize or accrete premiums, discounts, and cumulative fair-value hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each security, with the exception of our callable non-MBS not classified as trading, on which the purchase premium is amortized to the next call date.

For our non-MBS classified as trading, the amortization and accretion of purchase premiums and discounts are considered components of the security's unrealized gains and losses and are recorded in other income as net gains (losses) on trading securities.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income as net gains (losses) on sales of available-for-sale and held-to-maturity securities.

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

Advance Modifications. When the Bank funds a new advance concurrent with, or within a short period of time after, the prepayment of an original advance, we determine whether the transaction is effectively either (i) two separate transactions (the prepayment of the original advance and the disbursement of a new advance), defined as an advance extinguishment, or (ii) the continuation of the original advance as modified, defined as an advance modification.

We account for the transaction as an extinguishment if both of the following criteria are met: (i) the effective yield of the new advance is at least equal to the effective yield for a comparable advance to a member with similar collection risks who is not prepaying, and (ii) modifications of the original advance are determined to be more than minor, i.e., if the present value of the cash flows under the terms of the new advance is at least 10% different from the present value of the remaining cash flows under the original advance, or through an evaluation of qualitative factors, which may include changes in the interest-rate exposure to the member by moving from a fixed to an adjustable-rate advance. In all other instances, the transaction is accounted for as an advance modification.

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

Mortgage Loans Held for Portfolio. We classify mortgage loans, for which we have the positive intent and ability to hold for the foreseeable future or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are carried at amortized cost, adjusted to include premiums paid to and discounts received from PFIs, hedging basis adjustments, and the allowance for credit losses.

Amortization or Accretion of Purchase Premiums and Discounts. We amortize or accrete premiums and discounts and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each loan. When a loan is prepaid, we amortize to interest income a proportionate share of the remaining balance of those adjustments.

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

Mortgage Loan Modifications. As a result of prospectively adopting new accounting guidance on January 1, 2023, which discontinued the recognition and measurement guidance on troubled debt restructurings (TDRs), we evaluate whether the terms of a loan modification made for borrowers experiencing financial difficulty are such that the modified loan should be accounted for as a new loan or a continuation of an existing loan. Prior to January 1, 2023, we evaluated mortgage loan modifications resulting from borrowers experiencing financial difficulty utilizing the TDR guidance.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses on Financial Instruments. The Bank's financial instruments, i.e. interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances (including off-balance sheet credit exposures), and mortgage loans held for portfolio, are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable for all instruments, which is measured separately. Any uncollectible accrued interest is written off by a reversal of interest income.

For more information on the allowance methodology related to our financial instruments, see Note 4 - Investments, Note 5 - Advances, and Note 6 - Mortgage Loans Held for Portfolio.

Financial Instruments Meeting Netting Requirements. We present certain financial instruments on a net basis when the Bank has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements).

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Accounting for Qualifying Hedges. Generally, we endeavor to use derivatives that qualify for fair-value hedge accounting. To qualify for hedge accounting, hedging relationships must meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective. Two approaches to account for qualifying fair-value hedge relationships include:

(i)Shortcut hedge accounting - Hedging relationships that meet certain criteria qualify for the shortcut method of hedge accounting. Under the shortcut method, an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark interest rate, equates to the entire change in fair value of the related derivative. As a result, the derivative is considered to be perfectly effective in achieving offsetting changes in the fair value of the hedged asset or liability attributable to the hedged risk. When applying the shortcut method, we document, at inception of the hedging relationship, a quantitative long-haul method that we can apply should we subsequently determine a hedging relationship no longer qualifies for shortcut hedge accounting; or

(ii)Long-haul hedge accounting - The application of long-haul hedge accounting requires us to assess whether the derivatives used in hedging relationships are highly effective in achieving offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to continue to be highly effective in future periods. As part of the assessment, a regression analysis is performed at the inception of each hedging relationship and at each month-end thereafter. If the hedging relationship fails the effectiveness test at inception, we do not apply hedge accounting. If the hedging relationship fails the effectiveness test during the life of the relationship, hedge accounting is discontinued.

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

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments and does not qualify, or was not designated, for hedge accounting. As a result, we recognize the net interest settlements and the change in fair value of these derivatives in other income with no offsetting fair-value adjustments in earnings for the hedged assets, liabilities, or firm commitments. An economic hedge by definition, therefore, introduces the potential for earnings variability.

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

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, in other assets, and compute depreciation and amortization using the straight-line method over their respective estimated useful lives, which range from 3 to 40 years. We capitalize building improvements, but expense maintenance and repairs when incurred. In addition, we capitalize software development costs for internal use software and use the straight-line method for computing amortization. We include any gain or loss on disposal (other than abandonment) of premises, software, and equipment in other income. Any loss on abandonment is included in other operating expenses.

Consolidated Obligations. Consolidated obligations are carried at amortized cost, adjusted to include concessions, discounts, premiums, principal payments, and cumulative fair-value hedging basis adjustments.

Concessions. Concessions are paid to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the Bank's concession based upon the percentage of the debt issued on the Bank's behalf. We record concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are deferred and amortized, using a level-yield methodology, to interest expense over the term to contractual maturity of the corresponding consolidated obligation. When we prepay a CO bond, a proportionate share of any remaining balance of concessions is recognized as interest expense.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Mandatorily Redeemable Capital Stock. When a member withdraws or attains non-member status by merger or acquisition, charter termination, relocation or other involuntary termination from membership, the member's shares of Class B stock are then subject to redemption, at which time a five-year redemption period commences. Since the shares meet the definition of a mandatorily redeemable financial instrument, the shares are reclassified from capital to liabilities as MRCS at estimated fair value, which is equal to par value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reported as interest expense.

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

Recently Issued Accounting Guidance.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). On November 27, 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through requiring enhanced disclosures about significant segment expenses and other segment items included in an entity's reported measure of segment profit and loss.

The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, the retrospective application of this guidance will have no effect on our financial condition, results of operations, or cash flows, but will expand our segment disclosures included in Note 15 - Segment Information.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2023, 2022, and 2021 were $9,129, $104,501, and $227,913, respectively.

Note 4 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At December 31, 2023 and 2022, 97% and 96%, respectively, of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. At December 31, 2023 and 2022, based on our evaluations, no allowance for credit losses on any of these investments was deemed necessary

Securities Purchased Under Agreements to Resell. We use the collateral maintenance provision with our counterparties as a practical expedient for securities purchased under agreements to resell whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. At December 31, 2023 and 2022, based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was deemed necessary for securities purchased under agreements to resell.

Federal Funds Sold. As our investments in federal funds sold are typically transacted on an overnight term, we would only evaluate these instruments for expected credit losses if they were not repaid according to their contractual terms at maturity. At December 31, 2023 and 2022, all investments in federal funds sold were repaid according to their contractual terms and, therefore, no allowance for credit losses was deemed necessary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	December 31, 2023	December 31, 2022
U.S. Treasury obligations	$600,063	$2,230,248
Total trading securities at estimated fair value	$600,063	$2,230,248

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Years Ended December 31,
	2023	2022	2021
Net gains (losses) on trading securities held at year end	$11,534	$(18,461)	$(17,608)
Net gains (losses) on trading securities that matured/sold during the year	8,082	(4,113)	(29,706)
Net gains (losses) on trading securities	$19,616	$(22,574)	$(47,314)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,708,713	$738	$(12,595)	$5,696,856
GSE and TVA debentures	1,792,310	14,628	—	1,806,938
GSE multifamily MBS	6,753,080	7,571	(70,119)	6,690,532
Total AFS securities	$14,254,103	$22,937	$(82,714)	$14,194,326

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$4,207,974	$3,502	$(1,802)	$4,209,674
GSE and TVA debentures	1,882,802	20,144	(243)	1,902,703
GSE multifamily MBS	6,099,000	20,064	(51,604)	6,067,460
Total AFS securities	$12,189,776	$43,710	$(53,649)	$12,179,837

(1)    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At December 31, 2023 and 2022, net unamortized discounts totaled $(278,669) and $(294,587), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(778,882) and $(1,099,886), respectively. Excludes accrued interest receivable at December 31, 2023 and 2022 of $72,005 and $53,358, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$4,785,547	$(11,716)	$239,902	$(879)	$5,025,449	$(12,595)
GSE multifamily MBS	2,163,506	(14,970)	2,982,742	(55,149)	5,146,248	(70,119)
Total impaired AFS securities	$6,949,053	$(26,686)	$3,222,644	$(56,028)	$10,171,697	$(82,714)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,836,099	$(1,802)	$—	$—	$1,836,099	$(1,802)
GSE and TVA debentures	75,024	(243)	—	—	75,024	(243)
GSE multifamily MBS	3,484,309	(41,046)	301,339	(10,558)	3,785,648	(51,604)
Total impaired AFS securities	$5,395,432	$(43,091)	$301,339	$(10,558)	$5,696,771	$(53,649)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$305,208	$306,380	$131,329	$131,517
Due after 1 year through 5 years	4,628,067	4,636,683	1,575,581	1,594,583
Due after 5 years through 10 years	2,567,748	2,560,731	4,383,866	4,386,277
Total non-MBS	7,501,023	7,503,794	6,090,776	6,112,377
Total MBS	6,753,080	6,690,532	6,099,000	6,067,460
Total AFS securities	$14,254,103	$14,194,326	$12,189,776	$12,179,837

Realized Gains and Losses. During the year ended December 31, 2023, for strategic and economic reasons, we sold a portion of our AFS securities. Proceeds from the sales totaled $592,660, resulting in a net realized losses, excluding swap termination fees received, of $(6,710) determined by the specific identification method. There were no sales during the years ended December 31, 2022 or 2021.

Allowance for Credit Losses. At December 31, 2023 and 2022, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

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

At December 31, 2023 and 2022, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected based upon the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	December 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,009,493	$1,836	$(39,223)	$3,972,106
GSE single-family	683,944	1,454	(36,334)	649,064
GSE multifamily	563,366	—	(5,137)	558,229
Total HTM securities	$5,256,803	$3,290	$(80,694)	$5,179,399

	December 31, 2022
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
MBS:
Other U.S. obligations - guaranteed single-family	$2,991,702	$2,128	$(43,106)	$2,950,724
GSE single-family	619,910	518	(39,634)	580,794
GSE multifamily	628,589	—	(3,889)	624,700
Total HTM securities	$4,240,201	$2,646	$(86,629)	$4,156,218

(1)    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at December 31, 2023 and 2022 totaled $21,942 and $26,125, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. During the years ended December 31, 2023 and 2022, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769 and $69,919, respectively, resulting in net realized losses of $(71) and $(1,059), respectively, determined by the specific identification method.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses. At December 31, 2023 and 2022, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

Our HTM securities are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g. the securities do not possess similar risk characteristics. We consider several qualitative factors when evaluating the potential for credit losses on our HTM securities and, if deemed necessary, an allowance for credit losses is recorded.

At December 31, 2023 and 2022, based on our evaluation, no allowance for credit losses on any of our HTM securities was deemed necessary based on the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Note 5 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with various maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to SOFR or another specified index.

The following table presents our advances outstanding by redemption term.

	December 31, 2023		December 31, 2022
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$2	7.76	$430	6.74
Due in 1 year or less	9,780,116	4.88	14,517,059	3.77
Due after 1 year through 2 years	4,362,389	3.33	2,726,023	2.82
Due after 2 years through 3 years	2,683,356	3.25	3,316,683	2.73
Due after 3 years through 4 years	4,573,456	4.37	2,045,370	2.70
Due after 4 years through 5 years	5,531,135	4.30	3,938,017	3.96
Thereafter	8,946,614	3.44	10,747,880	2.70
Total advances, par value	35,877,068	4.06	37,291,462	3.26
Fair-value hedging basis adjustments, net	(319,721)		(615,859)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	4,497		6,856
Total advances (1)	$35,561,844		$36,682,459

(1)    Carrying value equals amortized cost, which excludes accrued interest receivable at December 31, 2023 and 2022 of $63,775 and $50,446, respectively.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	December 31,		December 31,
Term	2023	2022	2023	2022
Overdrawn demand and overnight deposit accounts	$2	$430	$2	$430
Due in 1 year or less	14,901,928	19,337,582	13,910,616	20,226,164
Due after 1 year through 2 years	3,641,289	2,299,023	5,102,289	3,207,023
Due after 2 years through 3 years	2,370,466	2,385,483	3,581,356	4,082,583
Due after 3 years through 4 years	3,328,746	1,592,245	4,808,556	2,045,370
Due after 4 years through 5 years	4,502,482	2,773,917	4,661,135	4,173,117
Thereafter	7,132,155	8,902,782	3,813,114	3,556,775
Total advances, par value	$35,877,068	$37,291,462	$35,877,068	$37,291,462

Advance Concentrations. At December 31, 2023 and 2022, our top borrower held 12% of total advances outstanding at par and our top five borrowers held 35% and 41%, respectively.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. At December 31, 2023 and 2022, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

At December 31, 2023 and 2022, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no modifications related to advances to borrowers experiencing financial difficulties during the year ended December 31, 2023 and no troubled debt restructurings for the years ended December 31, 2022 or 2021.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2023 and 2022, based upon the collateral held as security, our credit extension and collateral policies, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Note 6 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist substantially of residential loans acquired from our members through the MPP. The mortgage loans are fixed-rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	December 31, 2023	December 31, 2022
Fixed-rate long-term mortgages	$7,711,709	$6,676,752
Fixed-rate medium-term (1) mortgages	740,859	856,446
Total mortgage loans held for portfolio, UPB	8,452,568	7,533,198
Unamortized premiums	179,499	168,593
Unamortized discounts	(11,844)	(9,466)
Hedging basis adjustments, net	(6,254)	(5,670)
Total mortgage loans held for portfolio	8,613,969	7,686,655
Allowance for credit losses	(125)	(200)
Total mortgage loans held for portfolio, net (2)	$8,613,844	$7,686,455

(1)    Defined as a term of 15 years or less at origination.
(2)    Excludes accrued interest receivable at December 31, 2023 and 2022 of $41,403 and $30,396, respectively.

Type	December 31, 2023	December 31, 2022
Conventional	$8,298,188	$7,383,168
Government-guaranteed or -insured	154,380	150,030
Total mortgage loans held for portfolio, UPB	$8,452,568	$7,533,198

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

	December 31, 2023
	Origination Year
Payment Status	Prior to 2019	2019 to 2023	Total
Past due:
30-59 days	$20,204	$26,731	$46,935
60-89 days	3,097	4,698	7,795
90 days or more	5,206	1,364	6,570
Total past due	28,507	32,793	61,300
Total current	2,391,451	6,004,929	8,396,380
Total conventional mortgage loans, amortized cost	$2,419,958	$6,037,722	$8,457,680

	December 31, 2022
	Origination Year
Payment Status	Prior to 2018	2018 to 2022	Total
Past due:
30-59 days	$17,892	$13,041	$30,933
60-89 days	4,537	1,992	6,529
90 days or more	9,498	2,979	12,477
Total past due	31,927	18,012	49,939
Total current	2,422,623	5,062,416	7,485,039
Total conventional mortgage loans, amortized cost	$2,454,550	$5,080,428	$7,534,978

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2023
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$728	$—	$728
Serious delinquency rate (2)	0.08%	0.64%	0.09%
Past due 90 days or more still accruing interest (3)	$2,513	$939	$3,452
On non-accrual status	$7,601	$—	$7,601

	December 31, 2022
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure (1)	$1,655	$—	$1,655
Serious delinquency rate (2)	0.16%	1.07%	0.18%
Past due 90 days or more still accruing interest (3)	$6,283	$1,552	$7,835
On non-accrual status	$10,984	$—	$10,984

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

We estimate expected losses on our conventional mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected losses on an individual basis. In addition, we individually evaluate any remaining exposure to delinquent conventional MPP loans paid in full by servicers and collateral-dependent loans.

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

Rollforward of Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2023	2022	2021
Balance, beginning of year	$200	$200	$350
(Charge-offs), net of recoveries	145	74	(42)
Reversal of credit losses	(220)	(74)	(108)
Balance, end of year	$125	$200	$200

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2023 or 2022. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2023	December 31, 2022
Premises	$14,238	$14,768
Computer software	53,230	51,601
Equipment	10,219	12,278
Premises, software and equipment, in service	77,687	78,647
Accumulated depreciation and amortization	(58,670)	(54,068)
Premises, software and equipment, in service, net	19,017	24,579
Capitalized assets in progress	5,543	2,726
Premises, software and equipment, net	$24,560	$27,305

Depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2023, 2022, and 2021 totaled $8,001, $8,182, and $7,833, respectively, including amortization of computer software costs of $5,690, $5,935, and $5,547, respectively.

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

Interest-Rate Swaps. We use interest-rate swaps to hedge the risk of changes in the fair value of certain of our assets and liabilities due to changes in market interest rates. The variable rate we receive or pay in most interest-rate swaps is currently indexed to EFFR or SOFR.

Interest-Rate Cap and Floor Agreements. We use caps and floors to protect against interest rates on variable-rate assets or liabilities rising above or falling below certain levels.

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

During the year ended December 31, 2023, we became subject to two-way initial margin regulatory requirements for uncleared derivative transactions as our aggregate uncleared derivative exposure to a single counterparty exceeded a specified threshold. Required initial margin must be in the form of non-cash collateral and held at a third-party custodian but such posting does not change ownership of the initial margin. Rather, the counterparty has a security interest in the required initial margin and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As a result, at December 31, 2023, our securities pledged as collateral totaled $15,670, which cannot be sold or repledged by the counterparty.

Cleared Derivatives. For cleared derivatives, the Clearinghouse is our counterparty. We use LCH.UK and CME Clearing as Clearinghouses for all cleared derivative transactions. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the Clearinghouse exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations.

At both Clearinghouses, initial margin is considered cash collateral and variation margin is characterized as a daily settlement payment.

The Clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2023, we were not required by our clearing agents to post any additional margin.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	December 31, 2023			December 31, 2022
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$75,336,530	$736,648	$1,533,144	$66,103,220	$919,089	$2,178,897
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	610,000	100	319	6,200,000	599	525
Interest-rate caps/floors	811,000	887	—	611,000	1,310	—
Interest-rate forwards	57,300	—	337	30,200	131	—
MDCs	57,270	207	12	30,855	50	102
Total derivatives not designated as hedging instruments	1,535,570	1,194	668	6,872,055	2,090	627
Total derivatives before adjustments	$76,872,100	737,842	1,533,812	$72,975,275	921,179	2,179,524
Netting adjustments and cash collateral (1)		(216,678)	(1,526,872)		(486,758)	(2,160,315)
Total derivatives, net, at estimated fair value		$521,164	$6,940		$434,421	$19,209

(1)    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2023 and 2022, including accrued interest, totaled $1,451,464 and $1,854,876, respectively. Cash collateral received from counterparties and held at December 31, 2023 and 2022, including accrued interest, totaled $141,271 and $181,319, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2023		December 31, 2022
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$736,071	$1,521,576	$892,313	$2,178,098
Cleared	1,564	11,887	28,685	1,324
Total gross recognized amount	737,635	1,533,463	920,998	2,179,422
Gross amounts of netting adjustments and cash collateral
Uncleared	(727,850)	(1,514,985)	(884,451)	(2,158,991)
Cleared	511,172	(11,887)	397,693	(1,324)
Total gross amounts of netting adjustments and cash collateral	(216,678)	(1,526,872)	(486,758)	(2,160,315)
Net amounts after netting adjustments and cash collateral
Uncleared	8,221	6,591	7,862	19,107
Cleared	512,736	—	426,378	—
Total net amounts after netting adjustments and cash collateral	520,957	6,591	434,240	19,107
Derivative instruments not meeting netting requirements (1)	207	349	181	102
Total derivatives, net, at estimated fair value	$521,164	$6,940	$434,421	$19,209

(1)    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Year Ended December 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$578,797	$474,849	$(950,685)	$102,961
Net gains (losses) on derivatives (2)	(283,523)	(64,225)	722,878	375,130
Net gains (losses) on hedged items (3)	254,122	(14,754)	(707,220)	(467,852)
Net impact on net interest income	$549,396	$395,870	$(935,027)	$10,239

Total interest income (expense) recorded in the statement of income (4)	$1,942,905	$808,400	$(2,203,964)	$547,341

	Year Ended December 31, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$52,810	$58,755	$(136,188)	$(24,623)
Net gains (losses) on derivatives (2)	725,919	432,904	(1,909,780)	(750,957)
Net gains (losses) on hedged items (3)	(731,398)	(502,643)	1,900,103	666,062
Net impact on net interest income	$47,331	$(10,984)	$(145,865)	$(109,518)

Total interest income (expense) recorded in the statement of income (4)	$634,148	$285,252	$(712,038)	$207,362

	Year Ended December 31, 2021
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives (1)	$(183,075)	$(110,510)	$103,143	$(190,442)
Net gains (losses) on derivatives (2)	425,804	303,349	(272,157)	456,996
Net gains (losses) on hedged items (3)	(429,900)	(321,097)	269,447	(481,550)
Net impact on net interest income	$(187,171)	$(128,258)	$100,433	$(214,996)

Total interest income (expense) recorded in the statement of income (4)	$115,634	$99,646	$(206,429)	$8,851

(1)    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
(2)    Includes increases (decreases) in estimated fair value, price alignment interest and swap termination fees.
(3)    Includes increases (decreases) in estimated fair value and amortization of net losses on ineffective and discontinued fair-value hedging relationships.
(4)    For advances, AFS securities and CO bonds only.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Years Ended December 31,
Type of Hedge	2023	2022	2021
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(17,369)	$15,731	$13,347
Interest-rate caps/floors	(1,746)	233	(36)
Interest-rate forwards	(308)	7,824	3,350
Net interest settlements (1)	20,370	33,391	(9,137)
MDCs	(766)	(8,750)	(3,840)
Net gains (losses) on derivatives in other income	$181	$48,429	$3,684

(1)    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	December 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$21,624,453	$14,254,103	$36,682,911

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(319,721)	$(1,013,707)	$(1,410,511)
For discontinued fair-value hedging relationships	—	234,825	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(319,721)	$(778,882)	$(1,410,511)

	December 31, 2022
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items (1)	$20,766,832	$12,189,776	$28,717,246

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships (2)	$(615,898)	$(1,417,774)	$(2,147,802)
For discontinued fair-value hedging relationships	39	317,888	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(615,859)	$(1,099,886)	$(2,147,802)

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

The following table presents the types of our deposits.

Type	December 31, 2023	December 31, 2022
Interest-bearing:
Demand and overnight	$608,697	$571,971
Time	20,100	23,898
Other	14	38
Total interest-bearing	628,811	595,907
Total deposits	$628,811	$595,907

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at December 31, 2023 and 2022 totaled $1.2 trillion. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2023	December 31, 2022
Par value	$22,737,397	$27,533,665
Unamortized discounts	(115,297)	(145,726)
Unamortized concessions	(263)	(447)
Book value	$22,621,837	$27,387,492

Weighted average effective interest rate	5.35%	4.16%

CO Bonds. CO bonds are issued with either fixed-rate or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, such as SOFR or the United States prime rate. To meet the specific needs of certain investors in CO bonds, both fixed-rate and variable-rate CO bonds may contain features that result in complex coupon payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

In addition to CO bonds with fixed-rate or simple variable-rate interest payment terms, step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives and generally contain provisions enabling us to call them at our option on the step-up dates.

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2023	December 31, 2022
Fixed-rate	$45,009,050	$36,957,560
Simple variable-rate	3,389,500	2,776,000
Step-up	1,428,500	2,268,500
Total CO bonds, par value	$49,827,050	$42,002,060

The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2023		December 31, 2022
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$20,137,240	3.76	$10,016,310	3.05
Due after 1 year through 2 years	10,415,280	2.96	8,014,590	1.48
Due after 2 years through 3 years	7,537,350	1.48	6,278,940	1.37
Due after 3 years through 4 years	2,356,530	1.85	7,130,600	1.25
Due after 4 years through 5 years	2,254,120	3.06	2,312,540	1.76
Thereafter	7,126,530	2.81	8,249,080	2.35
Total CO bonds, par value	49,827,050	2.99	42,002,060	1.99
Unamortized premiums	33,792		45,535
Unamortized discounts	(10,093)		(10,165)
Unamortized concessions	(8,672)		(7,174)
Fair-value hedging basis adjustments, net	(1,410,511)		(2,147,802)
Total CO bonds	$48,431,566		$39,882,454

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

CO bonds with call options may be redeemed in whole or in part, at our discretion, on predetermined call dates according to the terms of the offerings. The following tables present the par value of our CO bonds outstanding by call features and the earlier of the year of contractual maturity or next call date.

Call Feature	December 31, 2023	December 31, 2022
Non-callable / non-putable	$14,027,225	$11,979,560
Callable	35,799,825	30,022,500
Total CO bonds, par value	$49,827,050	$42,002,060

Year of Contractual Maturity or Next Call Date	December 31, 2023	December 31, 2022
Due in 1 year or less	$42,512,740	$37,066,810
Due after 1 year through 2 years	4,389,780	1,444,590
Due after 2 years through 3 years	895,850	770,940
Due after 3 years through 4 years	327,530	804,100
Due after 4 years through 5 years	1,051,620	268,540
Thereafter	649,530	1,647,080
Total CO bonds, par value	$49,827,050	$42,002,060

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

Our required AHP expense, based on 10% of our net earnings, is reported separately as AHP assessments on the Statement of Income as a reduction to income before assessments. Voluntary contributions to our AHP are reported within other expenses.

The following table summarizes the activity in our AHP funding obligation.

AHP Activity	2023	2022	2021
Liability at beginning of year	$38,170	$31,049	$34,402
Assessments	43,886	19,876	10,720
Voluntary contributions to AHP	1,863	4,159	—
Subsidy usage, net (1)	(15,618)	(16,914)	(14,073)
Liability at end of year	$68,301	$38,170	$31,049

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

The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	December 31, 2023	December 31, 2022
Class B-1 (1)	$581,687	$535,345
Class B-2 (2)	1,703,571	1,587,780
Total Class B	$2,285,258	$2,123,125

(1)    Non-activity-based stock.
(2)    Activity-based stock.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock although, as of December 31, 2023, the board of directors had not authorized such issuance. If authorized, a member may elect to purchase Class A stock, rather than Class B-2 stock, to satisfy the member’s activity-based stock requirement, subject to certain restrictions.

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

Restricted Retained Earnings. In accordance with our JCEA, we allocate 20% of the Bank's net income each quarter to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each quarter, equals at least 1% of the average balance of the Bank's outstanding consolidated obligations for the quarter.

Mandatorily Redeemable Capital Stock. When a member withdraws or otherwise attains non-member status, the member's shares are then subject to redemption and become mandatorily redeemable, resulting in a reclassification of the member's capital stock to a liability as MRCS at estimated fair value, which is equal to par value. The following table presents the activity in our MRCS.

MRCS Activity	2023	2022	2021
Liability at beginning of year	$372,503	$50,422	$250,768
Reclassification from capital stock	1,172	329,232	4,730
Redemptions/repurchases	(4,634)	(7,151)	(205,076)
Liability at end of year	$369,041	$372,503	$50,422

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2023	December 31, 2022
Past contractual redemption date (1)	$738	$498
Year 1 (2)	15,047	10,048
Year 2	19,179	9,872
Year 3	3,674	19,179
Year 4	329,232	3,674
Year 5	1,171	329,232
Total MRCS	$369,041	$372,503

(1)    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.
(2)    Balance at December 31, 2023 and 2022 includes $5,175 and $9,585 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products are no longer outstanding.

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

The following table presents the distributions related to our MRCS.

	Years Ended December 31,
MRCS Distributions	2023	2022	2021
Recorded as interest expense	$17,540	$2,140	$2,601
Recorded as distributions from retained earnings	716	2,067	97
Total	$18,256	$4,207	$2,698

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

As presented in the following table, we were in compliance with these Finance Agency capital requirements at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,277,258	$4,186,470	$489,240	$3,781,992

Total regulatory capital	$3,064,336	$4,186,470	$2,891,351	$3,781,992
Total regulatory capital-to-assets ratio	4.00%	5.46%	4.00%	5.23%

Leverage capital	$3,830,420	$6,279,705	$3,614,189	$5,672,988
Leverage ratio	5.00%	8.20%	5.00%	7.85%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI
Balance, December 31, 2020	$136,921	$(31,519)	$105,402

OCI before reclassifications:
Net change in unrealized gains (losses)	15,021	—	15,021
Reclassifications from OCI to net income:
Pension benefits, net	—	12,635	12,635
Total other comprehensive income	15,021	12,635	27,656

Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(161,881)	—	(161,881)
Reclassifications from OCI to net income:
Pension benefits, net	—	3,032	3,032
Total other comprehensive income (loss)	(161,881)	3,032	(158,849)

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)

OCI before reclassifications:
Net change in unrealized gains (losses)	(56,547)	—	(56,547)
Reclassifications from OCI to net income:
Net realized losses from sale of AFS securities	6,709	—	6,709
Pension benefits, net	—	2,097	2,097
Total other comprehensive income (loss)	(49,838)	2,097	(47,741)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Contribution Plan. We participate in a tax-qualified single-employer retirement savings plan. This DC plan covers our employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2023, 2022 and 2021, the Bank contributed a total of $2,975, $2,742, and $2,682, respectively.

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

Our DB Plan covers our employees who meet certain eligibility requirements, including an employment date prior to February 1, 2010. The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2022. The Bank's contributions did not exceed 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2022, 2021 and 2020, respectively. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2023		2022		2021
Net pension cost charged to compensation and benefits expense for the year ended December 31(1)	$5,754		$7,009		$5,482

DB Plan funded status as July 1	114%	(a)	119%	(b)	130%
Our funded status as of July 1	106%		110%		126%

(1)    Includes voluntary contributions for the years ended December 31, 2023, 2022 and 2021 of $5,310, $6,301, and $4,112, respectively.
(a)    The DB Plan's funded status as of July 1, 2023 is preliminary and may increase because the participating employers are permitted to make designated contributions through March 15, 2024 for the plan year ended June 30, 2023. Any such contributions will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year ended June 30, 2024 is filed (no later than April 2025).
(b)    The DB Plan's final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year ended June 30, 2023 is filed (no later than April 2024).

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

The following table presents the changes in our SERP benefit obligation.

Change in benefit obligation	2023	2022	2021
Projected benefit obligation at beginning of year	$51,916	$50,577	$58,330
Service cost	1,526	2,127	3,528
Interest cost	1,790	856	1,067
Actuarial (gain) loss	(805)	(1,121)	119
Benefits paid	(196)	(523)	(523)
Settlements	(697)	—	(5,665)
Plan amendment	—	—	(6,279)
Projected benefit obligation at end of year	$53,534	$51,916	$50,577

The actuarial (gain) loss includes the impact of the changes in the discount rate, compensation, mortality, demographics and other components used to calculate the projected benefit obligation at December 31 of each year.

The following table presents the key assumptions used in the actuarial calculations of the benefit obligation.

	December 31,
	2023	2022	2021
Discount rate	4.69%	4.86%	2.29%
Compensation increases	5.50%	5.50%	5.50%

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

The accumulated benefit obligation for the SERP, which excludes projected future salary increases as of December 31, 2023 and 2022 was $43,264 and $41,457, respectively.

The unfunded benefit obligation is reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2023 and 2022 of $53,434 and $46,688, respectively.

The following table presents the components of the net periodic benefit cost for the SERP.

Components	Years Ended December 31,
	2023	2022	2021
Portion recognized in compensation and benefits:
Service cost	$1,526	$2,127	$3,528
Total	1,526	2,127	3,528
Portion recognized in other expenses:
Interest cost	1,790	856	1,067
Amortization of past service credit	(873)	(874)	—
Amortization of net actuarial loss	2,165	2,785	3,706
Accelerated amortization of net actuarial loss due to settlements	—	—	2,769
Total	3,082	2,767	7,542

Total net periodic benefit cost recognized in income before assessments	4,608	4,894	11,070

Pension benefits recognized in OCI:
Actuarial loss	(805)	(1,121)	119
Amortization of net actuarial loss	(2,165)	(2,785)	(3,706)
Accelerated amortization of net actuarial loss due to settlements	—	—	(2,769)
Past service credit due to plan amendment	—	—	(6,279)
Amortization of past service credit	873	874	—
Net pension benefits recognized in OCI	(2,097)	(3,032)	(12,635)

Net amount recognized as net periodic benefit cost (credit)	$2,511	$1,862	$(1,565)

The following table presents the key assumptions used in the actuarial calculations to determine net periodic benefit cost for the SERP.

	Years Ended December 31,
	2023	2022	2021
Discount rate (1)	4.86%	2.29%	2.06%
Compensation increases	5.50%	5.50%	5.50%

(1)    The discount rate for 2021 was 1.54% for the first six months and 2.06% for the last six months.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the pension benefits reported in AOCI for the SERP.

	December 31, 2023	December 31, 2022
Net actuarial loss	$(18,287)	$(21,257)
Past service credit due to plan amendment	4,532	5,405
Net pension benefits reported in AOCI	$(13,755)	$(15,852)

The net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2024 is projected to be approximately $4,407.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the form of payment elected by the participant and the actuarial probability of the participant retiring. Actual payments may differ significantly.

For the Years Ending December 31,
2024	$28,957
2025	2,316
2026	2,431
2027	2,730
2028	3,223
2029 - 2033	15,551

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our financial performance by operating segment.

	Year Ended December 31, 2023
	Traditional	Mortgage Loans	Total
Net interest income	$444,474	$50,981	$495,455
Provision for (reversal of) credit losses	—	(220)	(220)
Other income (loss)	46,588	(693)	45,895
Other expenses	103,662	16,586	120,248
Income before assessments	387,400	33,922	421,322
Affordable Housing Program assessments	40,494	3,392	43,886
Net income	$346,906	$30,530	$377,436

	Year Ended December 31, 2022
	Traditional	Mortgage Loans	Total
Net interest income	$240,361	$50,337	$290,698
Provision for (reversal of) credit losses	—	(74)	(74)
Other income (loss)	20,101	(657)	19,444
Other expenses	97,158	16,436	113,594
Income before assessments	163,304	33,318	196,622
Affordable Housing Program assessments	16,544	3,332	19,876
Net income	$146,760	$29,986	$176,746

	Year Ended December 31, 2021
	Traditional	Mortgage Loans	Total
Net interest income	$229,505	$22,035	$251,540
Provision for (reversal of) credit losses	—	(108)	(108)
Other income (loss)	(33,495)	(324)	(33,819)
Other expenses	96,760	16,465	113,225
Income before assessments	99,250	5,354	104,604
Affordable Housing Program assessments	10,185	535	10,720
Net income	$89,065	$4,819	$93,884

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

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
December 31, 2023	$67,994,560	$8,613,844	$76,608,404
December 31, 2022	64,597,325	7,686,455	72,283,780

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. There were no such reclassifications during the years ended December 31, 2023, 2022, or 2021.

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

	December 31, 2023
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments (1)
Assets:
Cash and due from banks	$58,844	$58,844	$58,844	$—	$—	$—
Interest-bearing deposits	892,049	892,049	892,007	42	—	—
Securities purchased under agreements to resell	6,500,000	6,500,000	—	6,500,000	—	—
Federal funds sold	4,101,000	4,101,000	—	4,101,000	—	—
Trading securities	600,063	600,063	—	600,063	—	—
AFS securities	14,194,326	14,194,326	—	14,194,326	—	—
HTM securities	5,256,803	5,179,399	—	5,179,399	—	—
Advances	35,561,844	35,368,737	—	35,368,737	—	—
Mortgage loans held for portfolio, net	8,613,844	7,940,218	—	7,936,147	4,071	—
Accrued interest receivable	203,809	203,809	—	203,809	—	—
Derivative assets, net	521,164	521,164	—	737,842	—	(216,678)
Grantor trust assets (2)	61,227	61,227	61,227	—	—	—

Liabilities:
Deposits	628,811	628,811	—	628,811	—	—
Consolidated obligations:
Discount notes	22,621,837	22,620,613	—	22,620,613	—	—
Bonds	48,431,566	47,570,879	—	47,570,879	—	—
Accrued interest payable	327,237	327,237	—	327,237	—	—
Derivative liabilities, net	6,940	6,940	—	1,533,812	—	(1,526,872)
MRCS	369,041	369,041	369,041	—	—	—

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

As of December 31, 2023 and 2022, we obtained two or three prices for substantially all of our MBS.

Investment Securities - non-MBS. The estimated fair value is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trader screen, thus falling under the market approach.

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on market prices when available. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. In limited instances, fair value estimates for derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data (e.g., the EFFR/SOFR curves).

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:
•EFFR/SOFR curves - to project and discount cash flows for collateralized interest-rate swaps; and
•Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

	December 31, 2023
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments (1)
Trading securities:
U.S. Treasury obligations	$600,063	$—	$600,063	$—	$—
Total trading securities	600,063	—	600,063	—	—
AFS securities:
U.S. Treasury obligations	5,696,856	—	5,696,856	—	—
GSE and TVA debentures	1,806,938	—	1,806,938	—	—
GSE multifamily MBS	6,690,532	—	6,690,532	—	—
Total AFS securities	14,194,326	—	14,194,326	—	—
Derivative assets:
Interest-rate related	520,957	—	737,635	—	(216,678)
MDCs	207	—	207	—	—
Total derivative assets, net	521,164	—	737,842	—	(216,678)
Other assets:
Grantor trust assets	61,227	61,227	—	—	—
Total assets at recurring estimated fair value	$15,376,780	$61,227	$15,532,231	$—	$(216,678)

Derivative liabilities:
Interest-rate related	$6,928	$—	$1,533,800	$—	$(1,526,872)
MDCs	12	—	12	—	—
Total derivative liabilities, net	6,940	—	1,533,812	—	(1,526,872)
Total liabilities at recurring estimated fair value	$6,940	$—	$1,533,812	$—	$(1,526,872)

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

Note 17 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2023			December 31, 2022
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (1)	$190,629	$321,294	$511,923	$471,877
Commitments for standby bond purchases	—	184,960	184,960	—
Unused lines of credit - advances (2)	1,196,988	—	1,196,988	1,026,035
Commitments to fund additional advances (3)	5,878	4,087	9,965	464,350
Commitments to purchase mortgage loans, net (4)	57,270	—	57,270	30,855
Unsettled CO bonds, at par	—	—	—	75,000
Unsettled discount notes, at par	—	—	—	5,000

(1)     There were no unconditional commitments to issue standby letters of credit.
(2)     Maximum line of credit amount per member is $100,000.
(3)    Generally for periods up to six months.
(4)    Generally for periods up to 91 days.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $8,472 at December 31, 2023. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

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

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at December 31, 2023 and 2022 totaled $1,447,218 and $1,849,797, respectively. Securities pledged as collateral to counterparties at December 31, 2023 and December 31, 2022 totaled $15,670 and $0, respectively.

Standby Bond Purchase Agreements. During the year ended December 31, 2023, we entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. These standby bond purchase commitments have original expiration periods of up to five years, expiring no later than 2028, although some may be renewable at our option. We had not purchased any bonds under these agreements as of December 31, 2023.

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

Additional discussion of other commitments and contingencies is provided in Note 5 - Advances; Note 6 - Mortgage Loans Held for Portfolio; Note 8 - Derivatives and Hedging Activities; Note 10 - Consolidated Obligations; Note 12 - Capital; and Note 14 - Employee Retirement and Deferred Compensation Plans.

Note 18 - Related Party and Other Transactions

We are a financial cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. For more information, see Note 12 - Capital.

Under GAAP, transactions with related parties include transactions with principal owners, i.e, owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of our members, no shareholder owned more than 10 percent of the total voting interests as of and for the three-year period ended December 31, 2023. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2023	2022	2021
Net capital stock issuances (redemptions and repurchases)	$3,942	$(33,580)	$7,213
Net advances (repayments)	(107,723)	3,850,669	(1,581,708)
Mortgage loan purchases	40,331	17,584	58,830

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	December 31, 2023		December 31, 2022
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$56,763	2%	$49,869	2%
Advances	753,234	2%	886,191	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2023 resulting from the 2022 board of directors' election and on April 1, 2023 resulting from the board's election of a new director to fill an unexpired term.

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLB System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2023 or 2022.

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
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO bond: Consolidated Obligation bond
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Federal Home Loan Bank of Indianapolis Retirement Savings Plan
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
JCEA: Joint Capital Enhancement Agreement, as amended, among the 11 FHLBanks
LIBOR: London Interbank Offered Rate
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

As of December 31, 2023, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. For Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Item 8. Financial Statements and Supplementary Data.

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

Board of Directors

The Bank Act divides FHLBank directorships into two categories, "member" directorships and "independent" directorships. Both types of directorships are filled by a vote of the members. Elections for member directors are held on a state-by-state basis. Member directors are elected by a plurality vote of the members in their state. Independent directors are elected at-large by all the members in the FHLBank district without regard to the state. No member of management of an FHLBank may serve as a director of an FHLBank or of an FHLBank's member or member's holding company.

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency order issued June 5, 2023 provides that we have 15 seats on our board of directors for 2024, consisting of five Indiana member directors, three Michigan member directors, and seven independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2023 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

Nomination of Independent Directors. Independent director nominees are also subject to certain statutory and regulatory eligibility criteria. Each independent director must be a United States citizen and a bona fide resident of Michigan or Indiana. The Bank Act and Finance Agency regulations prohibit the nomination, election, or service of an individual as an independent director who is an officer of any FHLBank or is a director, officer, or employee of a member of our FHLBank or an institution that is a recipient of an advance from our FHLBank.

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

Before nominating an individual for an independent directorship, other than for a public interest directorship, our board must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to that of our Bank. Pursuant to the Bank Act and Finance Agency regulations, the board of directors, after consultation with our Affordable Housing Advisory Council, nominates candidates for the independent director positions. Individuals interested in serving as independent directors may submit an application for consideration by the Executive/Governance Committee, which performs certain functions for our board that are similar to those of a board nominating committee with respect to the nomination of candidates for election as independent directors. The application form is available on our website at www.fhlbi.com, by clicking on "About," "Board of Directors" and "Become a Board Member." Our members may also nominate independent director candidates. The conclusion that an independent director nominee may qualify to serve as a director is based upon the nominee's satisfaction of the eligibility criteria listed above and verified through application and eligibility certification forms prescribed by the Finance Agency. The board then submits the proposed independent director candidate nominations to the Finance Agency for review and comment. Once the Finance Agency has reviewed the candidates proposed for nomination to the board's independent director positions and provides comments, if any, such candidates are slated and a district-wide election is held for those positions.

Under Finance Agency regulations, if the board of directors nominates only one independent director candidate for each open seat, each candidate must receive at least 20% of the votes that are eligible to be cast in order to be elected. If there is more than one candidate for each open independent director seat, then such requirement does not apply.

2023 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2023 was the fourth quarter election of two Michigan member directors and two district-wide independent directors. No meeting of the members was held with regard to the 2023 election. The 2023 election was conducted in accordance with the Bank Act and Finance Agency regulations.

Board of Directors Vacancies. Vacancies on our board of directors are filled by an election of a majority vote of the remaining directors. The term of any such filled directorship is the unexpired term of office of the vacant directorship. Any individual so elected must satisfy the eligibility requirements applicable to his or her predecessor. Before an election to fill a vacant directorship occurs, we must obtain an executed eligibility certification form from each individual being considered to fill the vacancy, and must verify each individual's eligibility. We must also verify the qualifications of any potential independent director. Before electing an independent director, we must deliver to the Finance Agency for review a copy of the application form of each individual being considered by the board. Promptly following an election to fill a vacancy on the board, we must send a notice to our members and the Finance Agency providing information about the elected director, including his or her name, company affiliation, title, term expiration date and, for member directors, the voting state that the director represents.

Directors Information. Our directors as of the date of the filing of this Form 10-K are listed in the table below:

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Karen F. Gregerson, Chair (1)	63	1/1/2013	12/31/2024	Member (IN)
Robert M. Fisher, Vice Chair (1)	63	1/1/2019	12/31/2026	Member (MI)
Michael E. Bosway	65	1/1/2022	12/31/2025	Independent
Jacqueline L. Buchanan	57	1/1/2024	12/31/2027	Member (MI)
Clifford M. Clarke	60	1/1/2021	12/31/2024	Member (IN)
Kathryn M. Dominguez	63	4/1/2023	12/31/2024	Independent
Anika S. Goss-Foster (2)	52	1/1/2024	12/31/2027	Independent
Charlotte C. Henry	59	1/1/2017	12/31/2024	Independent
Perry G. Hines	61	1/1/2022	12/31/2025	Independent
Margaret M. Lamb	65	1/1/2024	12/31/2027	Member (MI)
Larry W. Myers	65	1/1/2018	12/31/2025	Member (IN)
Todd E. Sears (2)	55	1/1/2021	12/31/2024	Independent
Ryan M. Warner	67	1/1/2023	12/31/2026	Member (IN)
Glenn A. Wilson (2)	40	1/1/2024	12/31/2027	Independent

(1)    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 18, 2022, our board elected Ms. Gregerson as Chair and Mr. Fisher as Vice Chair for 2023-2024.
(2)    Ms. Goss-Foster, Mr. Sears, and Mr. Wilson have been designated public interest directors.

On January 16, 2024, Sherri L. Reagin, an Indiana member director, advised the Bank of her resignation as an officer from the primary member institution with which she was affiliated. Accordingly, Ms. Reagin's resignation resulted in her ineligibility to continue as a member director and the end of her service on the Bank's board of directors. As a result, the Bank has an open seat for an Indiana member director to fill the remainder of Ms. Reagin's term, which expires on December 31, 2025. We expect the board to fill this vacancy with a successor director whose service will commence during the second quarter of 2024.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Karen F. Gregerson joined the board in 2013, and currently serves as Chair. Ms. Gregerson was previously the President and CEO of The Farmers Bank in Frankfort, Indiana, where she served from 2016 until September 2023. She continues to serve as a Director of The Farmers Bank and a Director of The Farmers Bancorp, a bank holding company in Frankfort, Indiana, having been appointed to those positions in 2016. Prior to those appointments, Ms. Gregerson was Senior Vice President and Chief Financial Officer of STAR Financial Bank in Fort Wayne, Indiana, a position she held beginning in 1997. Ms. Gregerson has over 40 years of experience in community banking. She also serves as a member of the board of directors of the Indiana Statewide Certified Development Corporation. Ms. Gregerson holds a bachelor of science degree in accounting from Ball State University and a master of science degree in organizational leadership from the Indiana Institute of Technology. She is a CPA.

Robert M. Fisher joined the board in 2019 and currently serves as Vice Chair. Mr. Fisher was previously the President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and President and Secretary of Lake Financial Holding Company, its bank holding company, where he served from 2018 until January 2024. He continues to serve as the Vice Chair of that bank's board of directors. Prior to 2018, Mr. Fisher served as President - Chief Operating Officer of Lake-Osceola State Bank since 2005. Mr. Fisher is Chair of the board of Baldwin Family Health Care, a community healthcare program, where he has served as Chair for the past 13 years. Mr. Fisher holds a bachelor of business leadership degree from Baker College.

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

Jacqueline L. Buchanan is President and CEO of Genisys Credit Union in Auburn Hills, Michigan, where she has held such position since 2010. Prior to that time, she served as that institution’s Executive Vice President and Chief Information Officer since 2008. Ms. Buchanan has served as a director for Lighthouse of Michigan, a non-profit organization with a mission to end homelessness and poverty since 2016, and as a director at Walsh College since 2018. She has also served as a director of PSCU/Co-op Solutions, a fintech solutions provider for credit unions since 2018. She has also been Chair of CU Solutions Group, a privately held credit union service organization primarily owned by the Michigan Credit Union League. Ms. Buchanan holds an accountancy degree from Walsh College, and a master of information technology degree from Lawrence Technological University. Ms. Buchanan is a licensed Certified Public Accountant (registered status) in the state of Michigan.

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

Kathryn M. Dominguez is a professor of public policy and economics at the University of Michigan in Ann Arbor, Michigan, a position she has held since 2006. She also serves as the director of doctoral programs and is the co-faculty director of the Center on Finance, Law and Policy at the Gerald R. Ford School of Public Policy, a position she has held since 2022. Ms. Dominguez has been a research associate at the National Bureau of Economic Research since 1999, and a member of the Advisory Scientific Committee of the European Systemic Risk Board since 2019. She has served on the Panel of Economic Advisors for the Congressional Budget Office since 2017, and on the Economic Advisory Panel for the Federal Reserve Bank of New York since 2019. Ms. Dominguez holds a Bachelor of Arts degree in Economics from Vassar College and a Ph.D. in Economics from Yale University.

Anika S. Goss-Foster is the CEO of Detroit Future City, where she has served in such role as either CEO or Executive Director since 2015. Detroit Future City is a think tank and planning organization for the City of Detroit. Her responsibilities include leading a team that implements land use and community and economic development strategies, with a special emphasis on single family housing. Prior to such role, Ms. Goss-Foster served in various roles with the Local Initiatives Support Corporation (LISC) in Detroit, Michigan. LISC is a national Community Development Financial Institution (CDFI) that provides grants, loans, tax-credit syndication, and other financial support to advance real estate activity in low to moderate income communities in the United States, Puerto Rico, and the U.S. Virgin Islands. Ms. Goss-Foster first served the organization as a Senior Program Manager from 1999-2006, where she focused efforts toward providing technical assistance and support to local community-based housing organizations. She continued to work for LISC as the Vice President of Sustainable Communities LISC offices nationwide to adopt the Building Sustainable Communities Model, and then later transferred to become the Vice-President for the Midwest and Pennsylvania (2008-2015) where she had primary oversight of LISC offices in Chicago, Peoria, Toledo, Milwaukee, Greater Kansas City, Pittsburgh, and Philadelphia. Ms. Goss-Foster currently serves as a board member on the Federal Reserve Bank of Chicago’s Detroit Branch, a position she has held since 2022. She was a Council Member on Michigan Governor Whitmer’s Growing Michigan Together Council, a state commission focusing on population growth, from June through December of 2023. She has been a director on Greater Detroit Area Foreign Trade Zones since 2019. Ms. Goss-Foster holds a sociology degree and an African American studies degree from Purdue University, and a master of social work degree from the University of Michigan – Ann Arbor.

Charlotte C. Henry served as Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, from December 2014 through January 2022. She is a director of Quaker Chemical Corporation (also known as Quaker Houghton), a chemicals company whose board of directors she joined in 2020. Ms. Henry previously served as a Senior Consultant for Data Consulting Group, an information technology consulting services company in Detroit, Michigan, from 2014 through 2015. Prior to that, she was Vice President - Chief Technology Officer for Auto Club Group of Michigan, an insurance and financial services company in Dearborn, Michigan, from 2008-2014. She was a Director of Global Computing for General Motors Corporation in Detroit, Michigan, from 2004-2007. Ms. Henry also held various information technology leadership positions at Borders Group (2000-2003) and Ford Motor Company (1986-2000). Ms. Henry holds a bachelor of science degree in computer engineering, a master of science degree in computer engineering, and a master of business administration degree in corporate strategy, each from the University of Michigan.

Perry G. Hines is the President and CEO of Wheeler Mission, in Indianapolis, Indiana, a social services organization that provides help to those experiencing homelessness, hunger, and addiction, a position he has held since March 2023. Prior to that time, he served as Chief Development Officer since May 2021. Mr. Hines is also the President and CEO of The Hines Group, a data driven consulting firm operating as an advisor to businesses and non-profit organizations, a position he has held since 2007. Previously, he served as the Director of Advancement for the Covenant Christian Schools of Indianapolis, Inc. from 2017–2021. Prior to such position, he served as the Director of Development for the Shepherd Community Center from 2015–2017. From 2002-2007, he served as the Senior Vice President – Chief Marketing Officer and Communications Officer of Irwin Mortgage Corporation, a division of Irwin Financial Corporation headquartered in Columbus, Indiana. During his tenure, he also oversaw the Irwin Mortgage Corporation Foundation, which provided grant dollars to organizations engaged in providing affordable housing to communities pursuant to the Community Reinvestment Act. Mr. Hines currently serves as an independent director on the Board of Horace Mann Educators Corporation, a financial services company that provides educators and administrators with insurance and retirement solutions, where he has served since 2018. Mr. Hines is also currently a member of the Board of Directors for the Indiana University Lilly Family School of Philanthropy. Mr. Hines previously served on the Goodwill Foundation of Central & Southern Indiana board of directors from 2016-2022. Mr. Hines holds a bachelor of arts degree in journalism and government from Western Kentucky University, a master of business administration degree in marketing from the University of Minnesota Carlson School of Business, and is a certified fund-raising manager from the Indiana University Lilly School of Philanthropy.

Margaret M. Lamb is the Chief Risk Officer and Senior Vice President of People Driven Credit Union in Southfield Michigan, where she has held such position since 2023. Prior to her promotion to Chief Risk Officer, she served as the Chief Financial Officer and Senior Vice President since 2014. Ms. Lamb has over 30 years’ experience in financial institution financial management and reporting. She previously served on the Credit Union Executive Society from 2015-2023. She holds a bachelor of science degree in human environment and design, and a master of business administration degree in finance, both from Michigan State University.

Larry W. Myers is the President and CEO of First Savings Bank in Clarksville, Indiana, a position he has held since 2006. In 2008, First Savings Financial Group, Inc., a bank holding company, that is listed on the NASDAQ, was formed and Mr. Myers was appointed as President, CEO and director, positions he has held since that time. Prior to that time, he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 40 years' experience in retail banking, commercial lending and wealth management. Mr. Myers has served as Chair of the Indiana Bankers Association, and currently serves as a director on the Board of the American Bankers Association and its FHLBank Committee. He additionally serves as an Advisory Director for the Community Depository Institutions Advisory Council of the Federal Reserve Bank of St. Louis from 2013-2015. Mr. Myers holds a bachelor of science degree in agriculture and a master of business administration degree, both from the University of Kentucky. Mr. Myers holds a Certificate from the Graduate School of Banking of the South program from Louisiana State University in Baton Rouge, Louisiana. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

Todd E. Sears is Vice President of Development at Cohen Esrey, headquartered in Merriam, Kansas, and has held such position since April 2023. He previously served as the Chief Investment Officer and Chief Financial Officer of Valeo Financial Advisors, a registered investment advisor based in Indiana, a position he has held since 2022. He was previously the Executive Vice President of Research, Policy and Strategy at Kittle Property Group, Inc. (formerly Herman & Kittle Properties, Inc.), in Indianapolis, Indiana, a national multifamily housing property developer, having served in that position since 2021. Prior to that appointment, he served as Executive Vice President from 2018-2021, after serving as Executive Vice President - Portfolio Management and Analysis beginning in 2014. He joined Kittle Property Group Inc. in 2005. Since 2017, Mr. Sears has served as an adjunct professor of real estate finance at Butler University. He previously served on our Affordable Housing Advisory Council from 2012-2018. He is the founder of Pyxso, LLC, a consulting firm through which he has provided advisory services to not-for-profit companies since 2011. Mr. Sears holds a bachelor of science degree in finance from Indiana University, Bloomington, Indiana, and a master of arts degree in economics from Indiana University, Indianapolis, Indiana. Mr. Sears is a CFA® charterholder and holds a Chartered Alternative Investment Analyst designation.

Ryan M. Warner is Chairman of Bippus State Bank in Huntington, Indiana, and has held that position since 2019. He also serves on the Board of the Bippus State Corporation, its bank holding company. Previously, Mr. Warner served as President - CEO and a director of that bank since 1987. He has been employed by that bank since 1977. Mr. Warner previously served as one of our directors from 2017-2020. Mr. Warner previously served as a member of the Huntington County Economic Development board of directors from 2012-2021. Mr. Warner holds an associate degree in accounting from International Business College, and a Certificate of Banking from the Graduate School of Banking program at the University of Wisconsin - Madison. The board of directors has determined that Mr. Warner is an Audit Committee Financial Expert due primarily to his extensive experience as a director, Chairman and CEO, President, and other senior management capacities of a commercial bank.

Glenn A. Wilson is the President and CEO of Communities First, Inc., where he has served in such role since 2010. Communities First, Inc. is a statewide nonprofit community development corporation headquartered in Flint, Michigan with offices in Flint and Detroit, providing affordable housing, economic development, financial education, financial protection services and other programs to low- and moderate-income families as well as small businesses. Mr. Wilson’s responsibilities include overseeing the entirety of the organization, including developing and managing all aspects of new construction for mixed use and commercial properties. He currently serves as a director for the Michigan Housing Council, a position he has held since 2016. He served as a member of the Federal Home Loan Bank’s Affordable Housing Advisory Council from 2017-2023, where he served on multiple subcommittees and provided consult regarding the Bank’s low- and moderate-income housing programs and affordable housing needs in Indiana and Michigan. Mr. Wilson holds a business administration degree from Northwood University and a master of science in administration degree from Central Michigan University.

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

The following table presents the committees on which each director serves as of the filing date of this Form 10-K, as well as whether the director is the Chair (C), Vice Chair (VC), Interim Chair (IC), member (x), alternate (A), or Ex-Officio member (EO).

Name	Affordable Housing	Audit	Executive/ Governance	Finance/Budget	Human Resources and Compensation (1)	Risk Oversight	Security and Technology (2)
Karen F. Gregerson, Chair	EO	EO	C	EO	EO	EO	EO
Robert M. Fisher, Vice Chair			VC	X	X	IC
Michael E. Bosway			X	C			X
Jacqueline L. Buchanan		VC		X			X
Clifford M. Clarke	X		X				C
Kathryn M. Dominguez				X	X	VC
Anika S. Goss-Foster	X				X	X
Charlotte C. Henry		X				X	VC
Perry G. Hines	X		A	X	VC
Margaret M. Lamb				VC	X	X
Larry W. Myers		C	X			X
Todd E. Sears	C		X				X
Ryan M. Warner		X	X		C
Glenn A. Wilson	VC	X					X

(1)    The Human Resources Committee was renamed the Human Resources and Compensation Committee effective January 1, 2024.
(2)    The Technology Committee was renamed the Security and Technology Committee effective January 1, 2024.

It has been the practice of the board of directors to not appoint any director as Chair of more than one committee.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors for 2023:

Robert D. Long, Chair, independent director
Sherri L. Reagin, Vice Chair
Charlotte C. Henry, independent director
Kenneth Kelly
Larry W. Myers
Ryan M. Warner
Karen F. Gregerson, Ex-Officio Voting Member

Audit Committee Report. Our Audit Committee operates under a written charter adopted by the board of directors. The Audit Committee charter is available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." In accordance with its charter, the Audit Committee assists the board in fulfilling its fiduciary responsibilities and overseeing the internal and external audit functions. The Audit Committee is responsible for evaluating the Bank's compliance with laws, regulations, policies and procedures (including the Code of Conduct), and for determining that the Bank has adequate administrative, operating and internal controls. In addition, the Audit Committee is responsible for providing reasonable assurance regarding the integrity of financial and other data used by the board, the Finance Agency, our members and the public. Furthermore, the Audit Committee oversees the programs, policies, and systems of the Bank designed to ensure the integrity and reliability of Bank operations and technology. To fulfill these responsibilities, the Audit Committee may, in accordance with its charter, conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Audit Committee may also retain independent counsel, accountants, or others to assist in satisfying its responsibilities.

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. In addition, during 2023, the Audit Committee met 13 times and among other duties:

•reviewed the scope of and overall plans for the external and internal audit programs;
•reviewed and recommended board approval of the Bank's Code of Conduct, which includes our policy regarding the hiring of former employees of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC");
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

PwC has been the independent auditor for the FHLBank System and the Bank since 1990. In connection with the annual appointment of the Bank's independent auditor, the Audit Committee not only engages in discussions with the audit committees of the other FHLBanks and the Office of Finance, but it considers, among other factors:

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

The Audit Committee reviews and approves the compensation paid to PwC for audit, audit-related and other services. Audit fees represent fees for professional services rendered in connection with the audit of our annual financial statements and internal control over financial reporting and reviews of our quarterly financial statements, regulatory filings, and other SEC matters. The Audit Committee has determined that PwC did not provide any non-audit services that would impair its independence. To the Audit Committee's knowledge, there are no other matters which cause the Audit Committee to believe PwC is not independent.

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

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2023.

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

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, for filing with the SEC.

Audit Committee Financial Experts. On March 23, 2023, our board of directors determined that Audit Committee Chair Robert D. Long, Audit Committee Vice Chair Sherri L. Reagin, and Audit Committee members Larry W. Myers, and Ryan M. Warner were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

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

Name	Age	Position
Cindy L. Konich (1)	67	President - Chief Executive Officer ("CEO")
Brendan W. McGrath (2)	46	Executive Vice President - Chief Risk Officer ("CRO")
Deron J. Streitenberger (3)	56	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare (4)	70	Executive Vice President - Chief Financial Officer ("CFO")
Chad A. Brandt (5)	59	Senior Vice President - Treasurer
Shaun H. Clifford (6)	63	Senior Vice President - General Counsel and Chief Compliance Officer (Ethics Officer)
Kristina L. Cunningham (7)	48	Senior Vice President - Senior Director of Compliance & Operational Risk Analysis
Christopher Dawson (8)	47	Senior Vice President - Chief Information Officer ("CIO")
Jonathan W. Griffin (9)	53	Senior Vice President - Chief Business Development Officer
Kania D. Lottie (10)	42	Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer (Ethics Officer)
Gregory J. McKee (11)	50	Senior Vice President - Chief Internal Audit Officer
Pankaj Seth (12)	61	Senior Vice President - Chief Credit Risk Officer
K. Lowell Short, Jr. (13)	67	Senior Vice President - Chief Accounting Officer
Mary Beth Wott (14)	59	Senior Vice President - Community Investment & Strategic Planning Officer

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
(7)    Ms. Cunningham was promoted to Senior Vice President - Senior Director of Compliance & Operational Risk Analysis effective May 2020. Previously, she was appointed First Vice President - Senior Director of Compliance + Operational Risk Analysis effective November 2018, after having been appointed First Vice President - Director of Operational Risk Analysis effective January 2018. Ms. Cunningham holds an MBA and a CRMA certification, and is a CPA.
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

(11)    Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015. Mr. McKee holds an MBA and is a CPA.
(12)    Mr. Seth was appointed Senior Vice President - Chief Credit Risk Officer in December 2023. Previously, Mr. Seth was EVP - Chief Consumer Credit Officer & Enterprise Risk Head for Bank of the West from January 2021 to December 2023 and SVP - Chief Consumer Credit Officer at Bank of the West from June 2015 to January 2021. Mr. Seth holds an MBA and is a certified Chartered Accountant.
(13)    Mr. Short was appointed Senior Vice President - Chief Accounting Officer in August 2009. Mr. Short holds an MBA and is a CPA.
(14)    Ms. Wott was appointed to Senior Vice President - Community Investment & Strategic Planning Officer on May 22, 2023, after serving as Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer since August 2021. Previously Ms. Wott served as Senior Vice President - Community Investment Officer effective July 2019, after having been appointed First Vice President - Community Investment Officer in July 2013. Ms. Wott holds an MBA.

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

Compensation Committee Interlocks and Insider Participation

The Human Resources and Compensation Committee ("HR Committee") is a standing committee that serves as our board of directors' compensation committee. It is comprised solely of directors. During the year ended December 31, 2023:
•directors Narayanan, Warner, Clarke, Fisher, and Hines were members of the HR Committee, with director Gregerson serving in ex officio capacity;
•none of those directors was, or has at any time been, a Bank officer or employee;
•none of those directors had any relationship that would be disclosable under Item 404 of SEC Regulation S-K; and
•none of our executive officers has served on any board of directors or compensation committees of any entities whose executive officers served on the HR Committee.

Compensation Committee Report

On March 12, 2024, the HR Committee reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

As of the filing date of this Form 10-K, the members of the HR Committee are:
•Ryan M. Warner, Chair
•Perry G. Hines, Vice Chair
•Kathryn M. Dominguez
•Robert M. Fisher
•Anika S. Goss-Foster
•Margaret M. Lamb and
•Karen F. Gregerson, ex officio.

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our NEOs, we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers (as defined in SEC rules) and employees other than the NEOs. The NEOs consist of (i) our principal executive officer, who is our CEO, (ii) our principal financial officer, who is our CFO, and (iii) our other three most highly compensated executive officers determined by the sum of salary, non-equity incentive compensation, and all other compensation (but excluding change in pension value and non-qualified deferred compensation earnings) for the year ended December 31, 2023. Our NEOs are:

•Cindy L. Konich, CEO
•Gregory L. Teare, CFO
•Brendan W. McGrath, CRO
•Deron J. Streitenberger, CBOO
•Christopher S. Dawson, CIO

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (six times in 2023) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank.

The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (six times in 2023) and reports its recommendations to the board.

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

The Finance Agency has also issued an Advisory Bulletin and related guidance setting forth certain principles on executive compensation. These principles provide that executive compensation should be: comparable to similar positions at comparable institutions; consistent with sound risk management; and tied to longer-term performance and outcome indicators with a percentage to be deferred accordingly. These principles have been incorporated into the development, implementation, and review of compensation policies and practices for the NEOs.

Compensation Philosophy and Objectives. In 2023, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive total rewards package that will enable us at reasonable cost to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders in alignment with the Bank's diversity, equity, and inclusion objectives. We desire to be competitive and forward thinking while maintaining a somewhat risk-averse culture. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 19, 2024. Those charters are available on our website www.fhlbi.com by selecting "About" and then selecting "Corporate Governance."

Role of Compensation Consultants in Setting Executive Compensation. For each of the last 13 years, McLagan Partners, Inc. ("McLagan"), an Aon plc company, has been engaged to work with the HR Committee to evaluate the Bank's compensation for certain positions, including the NEOs' positions, as we seek to maintain compensation that is reasonable and competitive.

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

For 2023, McLagan's competitor groups consisted of two peer groups, consistent with guidance provided by the Finance Agency. The first peer group is comprised of the 10 other FHLBanks and the Office of Finance. The positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of banks with assets of $10 billion to $20 billion. There are 50 banks in the second peer group. The positions used from this peer group are comparable to the positions at our Bank (e.g., CEO to CEO).

Apple Financial Holdings	First Busey Corporation	OceanFirst Bank
Axos Financial, Inc.	First Financial Bancorp - OH	PlainsCapital Bank
BancFirst Corporation	First Financial Bankshares, Inc.	Provident Financial Services
Bank of North Dakota	First Foundation Inc.	Renasant Corporation
Banner Bank	First Merchants Bank	Sandy Spring Bank
Berkshire Bank	First United Bank - OK	Seacoast Banking Corporation of Florida
Bremer Financial Corporation	Hilltop Holdings Inc.	ServisFirst Bancshares, Inc.
Central Bancompany, Inc	Hope Bancorp, Inc.	State Bank & Trust
Columbia Bank - NJ	Independent Bank Corp.	Stellar Bancorp, Inc.
Community Bank System, Inc.	Independent Bank - TX	TowneBank
CVB Financial Corp.	International Bancshares Corporation	TriState Capital Bank
Dime Community Bancshares, Inc.	Lakeland Bancorp, Inc.	Trustmark Corporation
Eagle Bancorp Inc. - MD	Mechanics Bank	Veritex Holdings, Inc.
Enterprise Financial Services Corp.	Merchants Bank of Indiana	Washington Trust Bank
FB Financial Corporation	Mutual of Omaha	WesBanco, Inc.
First BanCorp NC	NBT Bancorp Inc.	WSFS Financial Corporation
First Bancorp - PR	Northwest Bank - PA

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

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2023 consisted of:

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

The NEOs’ base salaries for 2023 were effective January 1, 2023 and are presented in the Summary Compensation Table.

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

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs) may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2021, 2022 or 2023. The board establishes maximum awards under the plan before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, long-term disability insurance payments paid for the current or a prior year, overtime, or hours paid under the Bank's paid-time-off policies.

With respect to the NEOs' Annual Awards and Deferred Awards, 50% of an award to a Level I Participant will become earned and vested on the last day of the Performance Period (Annual Award), subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Performance Period). The remaining 50% will become earned and vested on the last day of the Deferral Performance Period (Deferred Award), subject to the attainment of a specific minimum individual performance rating for each year of such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Deferral Performance Period), and further subject to the Bank's achievement during the Deferral Performance Period of additional performance goals relating to our profitability, retained earnings, regulatory capital-to-assets ratio, and distributions in compliance with AHP funding requirements (for Deferred Awards covering 2021-2023, 2022-2024, and 2023-2025) and relating to our regulatory capital-to-assets ratio, days of liquidity, maintaining sufficient capital to pay dividends and redeem/repurchase capital stock, and awards in compliance with AHP funding requirements (for Deferred Awards covering 2024-2026), through which the Level I Participant's compensation is impacted by our performance for a longer term. Depending on our performance during the Deferral Performance Period, the final award (i.e., the amount of the earned and vested Deferred Award ultimately paid to the Level I Participant) will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award. The level of achievement of those additional goals could thereby result in an increase or decrease to the Deferred Awards.

2023 Annual Award (Paid in 2024). The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2023 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

Effective January 1, 2023, the board of directors established Annual Award Performance Goals for 2023 for Level I Participants relating to specific mission goals for financial performance; member activity; Enterprise Risk Management ("ERM"); learning & growth; diversity, equity and inclusion; and technology. The weights and specific achievement levels for each 2023 mission goal are presented below.

2023 Mission Goals	Weighted Value		Performance Levels			Actual Result	Achievement Percentage	Weighted Average Achievement
	Bank (1)	ERM	Threshold	Target	Maximum			Bank (1)	ERM
Financial Performance
Return on capital stock (2)	25%	15%	9.83%	10.74%	11.83%	13.97%	100%	25.0%	15.0%
Member Activity
New product users (3)	15%	5%	57	88	166	176	100%	15.0%	5.0%
Member participation (4)	15%	10%	69%	72%	76%	83%	100%	15.0%	10.0%
Elevate (5)	5%	5%	50%	65%	75%	71%	90%	4.5%	4.5%
Enterprise Risk Management
Achieve risk management objectives (6)	10%	35%	2 of 9 milestones	5 of 9 milestones	8 of 9 milestones	8 milestones	100%	10.0%	35.0%
Learning and Growth
Corporate: Enhance employee skill sets with specialized training program (7)	5%	5%	25%	50%	75%	88%	100%	5.0%	5.0%
Individual:Further enhance employee skill sets by learning from SMEs (8)	2.5%	2.5%	50%	60%	70%	96%	100%	2.5%	2.5%
Individual:Train managers to successfully manage a hybrid/flexible workforce (9)	2.5%	2.5%	80%	90%	100%	83%	58%	1.5%	1.5%
Diversity, Equity, and Inclusion
Focus on cultural awareness and issues impacting at risk, diverse, and/or underrepresented groups (10)	5%	5%	50%	65%	85%	73%	85%	4.3%	4.3%
Promote community engagement by encouraging volunteerism with a focus on DE&I (11)	5%	5%	400 hours	800 hours	1,200 hours	1,391 hours	100%	5.0%	5.0%
Technology
Production implementation of technology initiatives (12)	10%	10%	1 Objective	3 Objectives	5 Objectives	2 Objectives	63%	6.3%	6.3%
Total	100%	100%						93.9%	93.9%

(1)    For all NEOs other than the CRO. The CRO's weighted average achievement percentages are presented under the ERM column.
(2)    For purposes of this goal, return on capital stock is defined as the Bank’s core net income as a percentage of average total regulatory capital stock, rounded to the nearest basis point. Core net income represents GAAP net income adjusted to exclude: (i) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on mandatorily redeemable capital stock, (iii) realized gains and losses on sales of investment securities, (iv) debt extinguishment costs, (v) Advance prepayment fees received in cash on unswapped Advances that are not restructured, (vi) accelerated amortization of concession fees on called COs, and (vii) other non-routine components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank. The Bank’s accruals for incentive compensation are added back to core net income. Each adjustment, except for interest on MRCS, is net of the required AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. Assumes no material change in investment authority under the the Finance Agency's regulation, policy, directive, guidance, or law.
(3)    A new product user is a member that utilizes one of the following products that they did not use in the prior calendar year (or others as may be approved by the Board): advances, letters of credit, lines of credit, MPP, AHP (competitive, set-aside or Elevate programs), or safekeeping. Any member that utilizes a qualifying product during the year will be counted even if that member ceases to be a member as of December 31, 2023. A member may be counted more than once toward the achievement of this goal if the member utilizes multiple products in the current calendar year that the member did not utilize in the prior calendar year. Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
(4)    Member participation is the percentage of members that utilize any one of the following products during the year (or others as may be approved by the Board): advances, letters of credit, lines of credit, MPP, or AHP (competitive, set-aside or Elevate programs). Any member that utilizes a qualifying product during the year will be counted in the numerator even if that member ceases to be a member as of December 31, 2023. Membership will be calculated as the simple average of the membership at the end of each month in 2023. New members are not included in the membership count until after 12 months of membership unless they participate in one of the Bank’s products. If a new member participates in one of the Bank’s products within 12 months of becoming a member, the participation will be included in the numerator and the member will be included in the calculation of the monthly average beginning with the month the member participated (as defined above). Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
(5)    This goal measures the percentage of Elevate applications that are received for small businesses that are women or minority owned.
(6)    Status and reporting of this goal, and its attainment, will be provided in writing to the Risk Committee. Each objective has three milestones (Minimum, Target, or Maximum) for achievement, with the overall achievement level linearly interpolated between minimum achievement of 1 out of 9 milestones and maximum achievement of 8 out of 9 milestones. The Enterprise Risk Management Excellence objectives are:
–Objective #1: Geospatial Analysis. Analytical framework and capabilities utilizing geospatial analysis will be established, with completion of goal requirements reported to the Risk Committee by December 31, 2023. Achievement will be measured by the number of Bank portfolios analyzed using geospatial analysis. Analysis of a portfolio could consist of focusing on a key segment, such as collateral under delivery, or a select investment category and converted to a geospatial format. Primary focus of the analysis should be identifying concentration risk.
–Minimum: 1 portfolio analyzed and reported using geospatial analysis
–Target: 2 portfolios analyzed and reported using geospatial analysis
–Maximum: 3 portfolios analyzed and reported using geospatial analysis
~~–~~Objective #2: CIP Advance valuation and analysis. Provide the Risk Committee with supplemental market risk reporting to bifurcate the valuation of CIP advances vs. non-CIP advances and present the impact on the ratio of the Bank's market value to book value. This requires a separate market risk process to be established and run on a regular basis. Proof of completion will be production of a new report or update of an existing report and completed procedures by the dates listed below.
–Minimum: Provide by December 31, 2023
–Target: Provide by September 30, 2023
–Maximum: Provide by June 30, 2023

–Objective #3: Machine Learning Analysis. Educate ERM staff on machine learning and apply its techniques to develop and implement machine learning driven analysis, which could include anomaly and outlier detection, to assist in risk analysis. Analysis may include unsupervised learning process for cluster and anomaly/outlier analysis, to enhance risk oversight, measurement, and reporting. Achievement will be measured by the total hours of training completed and departmental-wide completed analysis implemented into a regular production report using machine learning. Acceptable courses and providers will be presented to the Risk Committee prior to the completion of the goal.
–Minimum: ERM staff in aggregate complete at least 15 hours of training and ERM as a department will implement one machine learning analysis by December 31, 2023.
–Target: ERM staff in aggregate complete at least 30 hours of training and ERM as a department will implement two machine learning analyses by December 31, 2023.
–Maximum: ERM staff in aggregate complete at least 45 hours of training and ERM as a department will implement three machine learning analyses by December 31, 2023.
(7)    This goal measures the percentage of employees completing at least 10 hours of training in the training platform. Eligible courses will be finalized by the Chief Human Resources Officer and shared with the Executive Management Committee (EMC). The denominator is the number of employees as of the first business day of 2023.
(8)    This goal measures the percentage of employees participating in at least one session with a subject matter expert (SME). Sessions may be led by an internal or external SME and eligible topics will be finalized by the Chief Human Resources Officer and shared with the EMC. The denominator is the number of employees as of the first business day of 2023.
(9)    This goal measures the percentage of managers completing training for successfully managing a hybrid/flexible workforce. The denominator is the number of managers as of the first business day of 2023.
(10)    This goal measures the percentage of employees participating in at least two eligible cultural awareness events/workshops/seminars and/or trainings (excluding annual bank wide mandatory DEI training), which must include a formal educational component with established learning objectives for participants. The denominator is the number of employees as of the first business day of 2023.
(11)    This goal measures the number of bank wide volunteer hours used based upon input to the Bank's human capital management system. Qualifying volunteer opportunities include, but are not limited to, organizations and events supported and endorsed by the Bank's C.A.R.E. Committee. A maximum of 8 hours per employee will be counted toward achievement of this goal.
(12)    Status and monitoring of this goal and its attainment, will be provided in writing to the Information Technology Steering Committee.
–ServiceNow (IT Service Management platform)
–IFS Credit Suite Modernization project
–Robotic Process Automation (PowerAutomate) with completion of 3 planned workflows for Financial Controls, Collateral Operations, and Internal Audit
–Wire System Enhancement Project
–Collateral System (MIAC C-Trac)

There is no guaranteed payout under the provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned for the Annual Award Performance Period are presented below. The actual amounts earned are also presented below and in the Non-Equity Incentive Plan Compensation table.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement (1)	Annual Award	Annual Award % of Salary
Cindy L. Konich	$1,028,294	50%	100%	$514,147	94.5%	$485,766	47%
Gregory L. Teare	501,184	40%	100%	200,474	93.9%	188,305	38%
Brendan W. McGrath	460,112	40%	100%	184,045	93.9%	172,873	38%
Deron J. Streitenberger	497,820	40%	100%	199,128	93.9%	187,041	38%
Christopher S. Dawson	397,500	35%	100%	139,125	93.9%	130,680	33%
(1)    Rounded to the nearest tenth of a percent. The Weighted Average Achievement for the CEO is different than the achievement for the other NEOs due to the interpolation of achievement for goals with an actual result greater than Threshold but less than Maximum as a result of Target achievement being worth 80% of Maximum for the CEO but 75% for the other NEOs.

2020 Deferred Award (Paid in 2024). Fifty percent of each Level I Participant's 2020 Award ("2020 Deferred Award") was deferred for a three-year period that ended December 31, 2023 ("2021-2023 Deferral Performance Period"). The 2020 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2021-2023 Deferral Performance Period and other conditions described below. The following table presents the performance goals for the 2020 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2021-2023 Mission Goals	Weighted Value	Performance Levels (1)			Actual Result	Achievement %	Weighted Average Achievement
		Threshold	Target	Maximum
Profitability (2)	35%	25 bps	50 bps	150 bps	478 bps	125%	44%
Retained Earnings (3)	35%	3.5%	3.9%	4.3%	6.8%	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	(a)	Achieve both Prudential Standards	2	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2021 through 2023.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%
(1)    Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.
(2)    Attainment of this goal was computed using the simple average of annual profitability measures over the three-year period. For purposes of this goal, profitability is defined as the Bank’s profitability rate in excess of the Bank’s cost of funds rate. Profitability is the Bank’s core net income reduced by the portion of net income to be added to restricted retained earnings under the JCEA and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and Advance prepayment fees received in cash on unswapped Advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. The Bank’s profitability rate is profitability, as defined above, as a percentage of average total regulatory capital stock. This goal assumes no material change in investment authority under the the Finance Agency's regulation, policy, directive, guidance, or law.

Beginning in 2021, the definition of profitability was updated to reflect core net income (instead of adjusted net        income) to further exclude realized gains and losses on sales of investment securities, accelerated amortization of concession fees on called COs, and other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank. Using adjusted net income to compute the simple average of the annual profitability measures over the three-year period would have had no impact on the achievement percentage of 125%.
(3)    Total retained earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The calculation is the simple average of 36 month-end calculations.
(a)    There is no target level for this goal.

Each NEO received at least the minimum required performance rating for each year of the 2021-2023 Deferral Performance Period and each was employed by the Bank on the last day of that period, thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2020 Deferred Award.

The following table presents the payouts of the 2020 Deferred Awards to the NEOs by applying the total achievement level of the performance goals for the 2020 Deferred Award. These payouts are also presented in the Non-Equity Incentive Plan Compensation table.

2020 Deferred Award - 2021-2023 Performance Period

NEO	Total Award for 2020	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2024
Cindy L. Konich	$911,635	50%	$455,817	125%	$542,528
Gregory L. Teare	352,530	50%	176,265	125%	220,331
Brendan W. McGrath	221,037	50%	110,519	125%	138,148
Deron J. Streitenberger	306,148	50%	153,074	125%	191,343
Christopher S. Dawson	225,317	50%	112,659	125%	140,823

The 2020 Deferred Award paid in 2024 for Ms. Konich was reduced from $569,772 to $542,528 to comply with the terms of the Incentive Plan that limit the total incentive compensation paid for a performance period to the amount of the employee's base compensation for that year. This limit was reached primarily due to the Bank's base compensation in 2020 reflecting 27 bi-weekly pay periods rather than 26.

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

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Service ("IRS"), which was $330,000 in 2023. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2023 was $265,000, payable as a single life annuity at normal retirement age.

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

Effective August 1, 2021, our board of directors amended the 2005 SERP to enhance the retention of participating employees. The amendment provides greater predictability of the dollar amount of benefits payable upon separation of employment or retirement from the Bank. The applicable retirement plan interest rates and mortality tables used to calculate benefits are set as of May 2021 and June 2021, respectively, rather than as of the employee's date of separation of employment or retirement. The amendment included similar provisions for the calculation of death benefits payable, except that the applicable retirement plan interest rates and mortality tables are set as of July 2021 and June 2021, respectively. While the long-term impact of the amendment on employees' pension values is expected to be favorable to the employee, the amendment can have an unfavorable impact on employees' pension values in a particular year.

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
•Example: The estimated annual benefits payable upon retirement at age 65 by combining the Grandfathered DB Plan and the SERP for an eligible employee with 25 years of benefit service and high 3-consecutive-year average compensation of $1,000,000 would be $625,000 ($1,000,000 * 2.5% * 25).

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
•Example: The estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the SERP for an eligible employee with 20 years of benefit service and high 5-consecutive-year average compensation of $1,000,000 would be $300,000 ($1,000,000 * 1.5% * 20).

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

DC Plans and SETP. The Bank maintains the DC Plan, a single employer retirement savings plan qualified under Internal Revenue Code Section 401(k).

All employees who have met the eligibility requirements may participate in the DC Plan. All of the NEOs participate in the DC Plan. The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base salary of the participant's biweekly contributions on a pre-tax, post-tax, and/or Roth basis.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2023 an employee could contribute up to $22,500 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $7,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis but are also limited by Section 415 of the IRC. A total of $66,000 per year ($73,500 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2023, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $330,000 of annual compensation could have been taken into account in computing eligible compensation in 2023. The amount deferred on a pre-tax basis is taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Each DC Plan participant who is an officer with a title of First Vice President or more senior (which includes all NEOs) is automatically eligible to become a SETP participant. In addition, the board of directors in its discretion may designate other DC Plan participants as eligible to participate. The SETP constitutes a nonqualified deferred compensation arrangement that complies with Internal Revenue Code Section 409A regulations and permits a participant to elect to have all or a portion of such participant's base salary and/or annual incentive plan payment withheld and credited to the participant's SETP account. Under this plan, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, without regard to benefit or compensation limits imposed by the Internal Revenue Code. The plan permits participants to self-direct the investment of their SETP account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. Plan benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets. The assets of the grantor trust are subject to the claims of our general creditors. The trust is maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make benefit payments in the future. Any rights created under this plan are unsecured contractual rights against the Bank.

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

The following table presents the estimated amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2023, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Months of	Cost of	Weeks of	Cost of	Total
NEO	COBRA	COBRA	Salary	Salary	Severance
Cindy L. Konich	12	$22,399	52	$1,028,294	$1,050,693
Gregory L. Teare	12	22,399	52	501,184	523,583
Brendan W. McGrath	12	31,823	52	460,112	491,935
Deron J. Streitenberger	11	29,171	44	421,232	450,403
Christopher S. Dawson	10	26,519	40	305,769	332,288

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

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under Internal Revenue Code Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $3.6 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2023, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$5,666,482
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	335,520
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,213,954
Medical and dental insurance coverage for 36 months	67,197
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services (1)	15,000
Total value of KESA	$8,298,153

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

The following table presents the amounts that would have been payable under the KESP if triggered as of December 31, 2023:

NEO	Amount
Gregory L. Teare	$1,771,241
Brendan W. McGrath	1,302,243
Deron J. Streitenberger	1,622,765
Christopher S. Dawson	845,953

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Cindy L. Konich (5) CEO (PEO)	2023	$1,028,294	$1,028,294	$2,274,000	$21,647	$4,352,235
	2022	988,744	960,370	1,713,000	61,189	3,723,303
	2021	959,946	1,006,129	—	59,480	2,025,555

Gregory L. Teare (6) EVP - CFO (PFO)	2023	501,184	408,636	123,000	31,118	1,063,938
	2022	484,236	376,267	—	30,074	890,577
	2021	470,132	389,358	115,000	29,334	1,003,824

Brendan W. McGrath (7) EVP - CRO	2023	460,112	311,021	641,000	15,893	1,428,026
	2022	442,415	272,721	—	18,290	733,426
	2021	413,472	158,658	356,000	25,857	953,987

Deron J. Streitenberger EVP - CBOO	2023	497,820	378,384	—	63,912	940,116
	2022	467,437	338,191	—	75,657	881,285
	2021	436,857	310,987	—	44,637	792,481

Christopher S. Dawson (8) SVP - CIO	2023	397,500	271,503	—	53,642	722,645
	2022	375,000	246,866	—	48,913	670,779

(1)    Salary reflects 26 biweekly pay periods.
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
(4)    Includes contributions to the DC Plan, NEC program, the SETP, and the SETP NEC, as applicable, for Ms. Konich ($19,800), Mr. Teare ($30,071), Mr. McGrath ($14,865), Mr. Streitenberger ($62,869), and Mr. Dawson ($52,644). Includes life insurance policy premiums and income tax gross-ups provided to all employees related to gift cards. Also includes companion travel expenses and years of service awards, as applicable. None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
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
(7)    The change in pension values under the DB Plan and SERP for Mr. McGrath in 2022 was a decrease of $758,000. In accordance with SEC guidance, the amount reported in the table is $0.
(8)    Mr. Dawson was not an NEO for 2021.

No portion of the change in pension value was received by any of the NEOs; in fact, no portion of the change in pension value will be realizable or made available to any of the NEOs until a qualifying event, such as retirement, occurs. The change in pension value represents the difference between the present value of pension benefits accrued through the beginning and ending valuation dates and is based on the provisions of the applicable plan and the portion of each NEO's total pension benefits that are derived from each applicable plan. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on applicable interest rates. Therefore, changes in applied interest rates can have a significant impact on the change in pension value. See the Pension Benefits section below for more information about the pension values as of December 31, 2023, including the assumptions and discount interest rates used.

Non-Equity Incentive Plan Compensation

		Annual Award	Deferred Award	Total Non-Equity
Name	Year	Amounts Earned (1)	Amounts Earned (1) (2)	Incentive Plan Compensation
Cindy L. Konich	2023	$485,766	$542,528	$1,028,294
	2022	494,372	465,998	960,370
	2021	453,478	552,651	1,006,129

Gregory L. Teare (3)	2023	188,305	220,331	408,636
	2022	193,694	182,573	376,267
	2021	175,077	214,281	389,358

Brendan W. McGrath (4)	2023	172,873	138,148	311,021
	2022	176,966	95,755	272,721
	2021	158,658	—	158,658

Deron J. Streitenberger (5)	2023	187,041	191,343	378,384
	2022	186,975	151,216	338,191
	2021	162,686	148,301	310,987

Christopher S. Dawson (6)	2023	130,680	140,823	271,503
	2022	131,250	115,616	246,866

(1)    The amounts payable (i.e., not deferred) for the Annual Award and the Deferred Award were paid on March 1, 2024, March 3, 2023, and March 4, 2022, for 2023, 2022, and 2021, respectively.
(2)    Amounts earned in 2023, 2022, and 2021 represent the 2020, 2019, and 2018 Deferred Awards, respectively.
(3)    Mr. Teare elected to defer 10% of his 2023 Annual Award payable in 2024 pursuant to the terms of the SETP.
(4)    Mr. McGrath elected to defer 15% of each of his 2023 Annual Award and 2020 Deferred Award, both payable in 2024, and 15% of his 2021 Annual Award payable in 2022 pursuant to the terms of the SETP. Mr. McGrath was not eligible for a 2018 Deferred Award.
(5)    Mr. Streitenberger elected to defer 5% of his 2023 Annual Award and 10% of his 2020 Deferred Award, both payable in 2024, and 10% of his 2018 Deferred Award payable in 2022 pursuant to the terms of the SETP.
(6)    Mr. Dawson elected to defer 20% of his 2023 Annual Award payable in 2024 pursuant to the terms of the SETP.

Grants of Plan-Based Awards Table for 2023

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold (1) (2)	Target	Maximum
Cindy L. Konich	Incentive Plan - Annual	01/01/23	$257,074	$411,318	$514,147
	Incentive Plan - Deferred	01/01/23	364,325	485,766	607,208

Gregory L. Teare	Incentive Plan - Annual	01/01/23	100,237	150,355	200,474
	Incentive Plan - Deferred	01/01/23	141,229	188,305	235,381

Brendan W. McGrath	Incentive Plan - Annual	01/01/23	92,022	138,034	184,045
	Incentive Plan - Deferred	01/01/23	129,655	172,873	216,092

Deron J. Streitenberger	Incentive Plan - Annual	01/01/23	99,564	149,346	199,128
	Incentive Plan - Deferred	01/01/23	140,281	187,041	233,801

Christopher S. Dawson	Incentive Plan - Annual	01/01/23	69,563	104,344	139,125
	Incentive Plan - Deferred	01/01/23	98,010	130,680	163,350

(1)    The Incentive Plan - Annual payout is the amount expected to be paid when meeting the respective achievement level for each of the components of the 2023 Annual Award Performance Period Goals. There was no guaranteed payout under the 2023 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out under this plan is $0 for each NEO.
(2)    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual and is further dependent on attaining the threshold over the Deferral Performance Period (2024-2026). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

The Non-Equity Incentive Plan Compensation - 2023 table previously presented shows the amounts actually earned and paid under the 2023 Annual Award provisions of the Incentive Plan.

Pension Benefits

Name (1)	Plan Name	Number of Years of Credited Service (2)	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Cindy L. Konich (3)	DB Plan	39	$3,898,000	$—
	SERP	39	26,673,000	—

Gregory L. Teare (4)	DB Plan	21	863,000	—
	SERP	15	1,119,000	—

Brendan W. McGrath (5)	DB Plan	23	1,291,000	—
	SERP	23	1,394,000	—

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

No portion of the present value of accumulated benefits is realizable or available to the NEOs until a qualifying event, such as retirement, occurs. Such values are determined by calculating the present values of accumulated benefits accrued through the valuation date. The calculations incorporate the provisions of the applicable plan, the portion of an NEO's total pension benefits that are derived from each plan, various assumptions, and changes in compensation, age and service, and utilize discount interest rates based on market interest rates or the rates specified in the plan. The present value of the accumulated benefits is based upon a retirement age of 65. Benefits under the DB Plan are based on a discount rate of 4.83% and the PRI-2012 white collar worker annuitant tables (with Scale MP-2021) for qualified annuities or the IRS applicable mortality table for 2023 for qualified lump sums. SERP benefits are based on age 65 lump sums valued with IRS May 2021 Lump Sum Segment Rates (0.61%, 2.84%, 3.54%), discounted to current age at 4.69% and the IRS applicable mortality table for 2021. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Pension Liability Index and the FTSE Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation - 2023

Name	NEO Contributions in Last FY (1)	Bank Contributions in Last FY (2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE (4)
Cindy L. Konich	$—	$—	$193,855	$—	$1,044,666
Gregory L. Teare	94,886	10,271	66,713	—	598,083
Brendan W. McGrath	40,908	—	59,910	—	385,752
Deron J. Streitenberger	15,122	29,869	27,271	—	205,135
Christopher S. Dawson	26,250	23,850	10,715	—	82,564

(1)    Of the contributions by Mr. Teare, $85,201 are included in the "Salary" reported in the Summary Compensation Table for 2023 and $9,685 reflect the amount deferred related to the 2022 Annual Award included as part of "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2022.
Of the contributions by Mr. McGrath, $14,363 reflect the amount deferred related to the 2019 Deferred Award and $26,545 reflects the amount deferred related to the 2022 Annual Award, both of which were included as part of "Non-Equity Incentive Plan Compensation" in the Summary Compensation for 2022.
The contributions by Mr. Streitenberger reflect the amount deferred related to the 2019 Deferred Award included as part of "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2022.
The contributions by Mr. Dawson reflect the amount deferred related to the 2022 Annual Award included as part of "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table for 2022.
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
(4)    The amounts have been reported in the Summary Compensation Table either in 2023 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2023.

Principal Executive Officer Pay Ratio Disclosure

Our CEO is our Principal Executive Officer ("PEO"). As described below, for the year ended December 31, 2023, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

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

For 2023, the Total Compensation of the PEO was $4,352,235. As of December 31, 2023, our PEO had 39 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits of $2,274,000, and, as a result, constituted 52% of her reported 2023 Total Compensation.

As required by SEC rules, we reevaluated our employees to identify a new median employee for our pay ratio disclosures in 2023. As a result of this review, we selected a different employee than was identified with our 2020 calculations. As in 2020, for each of our full-time and part-time employees on the last pay date of 2023, we first determined the actual or annualized total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for 2023. We then ranked the 2023 annual cash compensation for all such employees from lowest to highest, excluding the PEO.

The employee at the median based on cash compensation does not participate in any pension plan. We therefore selected as the median employee the individual whose 2023 annual cash compensation was closest to that of the actual median employee and who participates in the same pension plan as our PEO (the Grandfathered DB Plan). We made no other material assumptions or adjustments in identifying the median employee. We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value under the same plan and thereby provides an appropriate comparison.

For 2023, the Total Compensation of the median employee was $313,122. As of December 31, 2023, our median employee had 29 years of credited service in the DB Plan. The median employee's Total Compensation therefore includes the change in the present value of pension benefits of $165,000. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 14:1. Excluding the 2023 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 14:1.

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

2023 Compensation. In November 2022, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2023 ("2023 Policy"). Under the 2023 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees were intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2023 Policy provides that director fees were to be paid at the end of each quarter.

The 2023 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2023.

The following table summarizes the annual fee limits of the 2023 Policy as approved by the board of directors.

Position	Annual Fee Limit
Chair	$150,520
Vice Chair	134,090
Audit Committee Chair	133,030
Affordable Housing Committee Chair	129,850
Finance/Budget Committee Chair	129,850
Human Resources Committee Chair	129,850
Risk Oversight Committee Chair	133,030
Technology Committee Chair	129,850
All other directors	118,720
Other Committee Chair	(a)

(a)    Directors serving as Chair of newly-formed Committees, or serving as Chair of an additional Committee, were entitled to an additional $10,000 fee per year, prorated by the number of quarters for which the director served as Chair.

Director Compensation Table for 2023

Name	Fees Earned or Paid in Cash	Total
Michael E. Bosway	118,720	118,720
Clifford M. Clarke	118,720	118,720
Kathryn M. Dominguez (1)	89,040	89,040
Robert M. Fisher	134,090	134,090
Karen F. Gregerson	150,520	150,520
Charlotte C. Henry	129,850	129,850
Perry G. Hines	118,720	118,720
Kenneth Kelly (1)	89,040	89,040
Robert D. Long	133,030	133,030
Michael J. Manica	129,850	129,850
Larry W. Myers	133,030	133,030
Christine Coady Narayanan	129,850	129,850
Sherri L. Reagin	118,720	118,720
Todd E. Sears	129,850	129,850
Ryan M. Warner	118,720	118,720

(1)    Ms. Dominguez and Mr. Kelly were elected to the Board effective April 1, 2023. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service from that date.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 29, 2024, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% of Outstanding Shares
Flagstar Bank, N.A. - 102 Duffy Avenue, Hicksville, NY	3,286,357	12.2%
Old National Bank - 123 Main Street, Evansville, IN	2,292,041	8.5%
The Lincoln National Life Insurance Company - 1301 S Harrison Street, Fort Wayne, IN	1,674,000	6.2%
Total	7,252,398	26.9%

The majority of our directors are officers and/or directors of our members. The following table sets forth the members that have an officer and/or director serving on our board of directors as of February 29, 2024.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Jacqueline L. Buchanan	Genisys Credit Union	85,500	0.32%
Clifford M. Clarke	Three Rivers Federal Credit Union	167,837	0.62%
Robert M. Fisher	Lake-Osceola State Bank	15,903	0.06%
Karen F. Gregerson	The Farmers Bank	45,308	0.17%
Margaret M. Lamb	People Driven Credit Union	13,500	0.05%
Larry W. Myers	First Savings Bank	231,309	0.86%
Ryan M. Warner	The Bippus State Bank	41,719	0.16%
Total		601,076	2.24%

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

Related Transactions

We have a Code of Conduct and Conflict of Interest Policy for Directors, a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council ("AHAC") Members, a Code of Conduct and Conflict of Interest Policy for Employees and Contractors, and a Code of Ethics for Senior Financial Officers (collectively, "codes"). These codes require all directors, AHAC members, officers and employees to disclose any related party interests through ownership or family relationship. These disclosures are reviewed to determine the potential for a conflict of interest. The review is performed by our ethics officers for disclosures relating to officers and employees, and by our General Counsel and board of directors (or, when appropriate, the disinterested members of our board of directors) for directors and AHAC members. In the event of a conflict, appropriate action is taken, which may include: recusal of a director from the discussion and vote on a transaction in which the director has a related interest; removal of an employee from a project with a related party vendor; disqualification of related vendors from transacting business with us; requiring directors, officers or employees to divest their ownership interest in a related party; or removal of an AHAC member. The General Counsel and ethics officers maintain records of all related party disclosures, and there have been no transactions involving our directors, officers or employees that would be required to be disclosed herein.

Director Independence

General. As of the filing date of this Form 10-K, the board has 15 directorships, consisting of eight member and seven independent directorships. However, one member seat is vacant, resulting in 14 filled seats. Pursuant to the Bank Act, member directors and independent directors were elected or re-elected by our member institutions. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of our member directors, however, is a senior officer or director of an institution that is our member and may engage in transactions with us on a regular basis.

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

Independent Directors. As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with us due to those companies' participation in projects funded in part through our AHP. Any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, the seven directors currently seated (Directors Bosway, Dominguez, Goss-Foster, Henry, Hines, Sears and Wilson) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

In making this determination, we considered Director Wilson's role as President and CEO of Communities First, Inc. ("Company"), a state-wide nonprofit community development corporation. The Company is the sponsor for various projects for which AHP funds have been awarded by the Bank in the past. In 2020, the Bank awarded $0.5 million in funds to a project sponsored by the Company, which funds were disbursed in 2022. In 2022 and 2023, a total of two projects sponsored by the Company were awarded AHP funds in the amounts of $0.5 million and $0.6 million, respectively; however, no disbursements of these awarded AHP funds have been made as of the filing date of this Form 10-K.

Member Directors. Based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus the member is an equity holder in the Bank), that each such institution may routinely engage in transactions with us (which may include advances, MPP and AHP transactions), and that such transactions may occur frequently in the ordinary course of our business and our member institutions' respective businesses, our board of directors concluded for the present time that none of the member directors meet the independence criteria under the NYSE independence standards. It is possible that, under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with us by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because we generally desire to increase the amount of business we conduct with each member institution, we believe it is inappropriate to draw distinctions among the member directors based upon the amount of business conducted with us by any director's institution at a specific time.

Audit Committee and Human Resources and Compensation Committee Independence Standards. The board of directors has a standing Audit Committee and a standing Human Resources and Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees (including Directors Buchanan, Fisher, Lamb, Myers, Warner, and Gregerson (ex-officio)) are "independent" under the NYSE standards. The board determined that all of the independent directors on these committees (including Directors Dominguez, Goss-Foster, Henry, Hines and Wilson) are independent under NYSE standards.

Additional Audit Committee Independence Standard. Audit Committee members are subject to further tests of independence under the NYSE standards. To be considered independent under those standards, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. All members of the Audit Committee were determined to be independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	Years Ended December 31,
	2023	2022
Audit fees	$945	$936
Audit-related fees	73	64
Tax fees	—	—
All other fees	2	1
Total fees	$1,020	$1,001

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

Our Audit Committee has adopted an Independent Accountant Pre-approval Policy ("Pre-approval Policy"). In accordance with the Pre-approval Policy and applicable law, on an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months by our independent registered public accounting firm and pre-approves audit services, audit-related services, tax services and non-audit services, as applicable. Pre-approvals are valid until the end of the next calendar year, unless the Audit Committee specifically provides otherwise.

Under the Pre-approval Policy, the Audit Committee may delegate pre-approval authority to one or more of its members subject to a pre-approval fee limit. The Audit Committee has designated the Committee Chair as the member to whom such authority is delegated. Pre-approved actions by the Committee Chair as designee are reported to the Audit Committee and ratified by the Audit Committee at its next scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

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

10.4*+
Supplemental Executive Retirement Plan, amended and restated effective as of June 1, 2003, incorporated by reference to Exhibit 10.3 of our Registration Statement on Form 10 (Commission File No. 000-51404) filed on February 14, 2006

10.5*+
2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and restated effective as of August 1, 2021 incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 10, 2021

10.6*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated November 19, 2021, effective January 1, 2022, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 22, 2021

10.7*+
Directors’ Compensation and Expense Reimbursement Policy, effective January 1, 2024, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 000-51404) filed on December 22, 2023

10.8+	Federal Home Loan Bank of Indianapolis 2016 Directors’ Deferred Compensation Plan, as amended and restated as of January 1, 2021

10.9*+
Key Employee Severance Policy, re-adopted effective November 18, 2022, incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K (Commission File No, 000-51404) filed on March 15, 2023

10.10+	Key Employee Severance Policy, re-adopted effective November 17, 2023

Exhibit Number	Description

10.11*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as updated on January 26, 2021, effective January 1, 2021, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 27, 2021

10.12*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on June 6, 2023

10.13*+	Severance Pay Plan, re-adopted effective November 19, 2021, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K (Commission File No, 000-51404) filed on March 10, 2022

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

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
Date: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 12, 2024
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 12, 2024
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 12, 2024
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ KAREN F. GREGERSON	Chair of the board of directors	March 12, 2024
Karen F. Gregerson

/s/ ROBERT M. FISHER	Vice Chair of the board of directors	March 12, 2024
Robert M. Fisher

/s/ MICHAEL E. BOSWAY	Director	March 12, 2024
Michael E. Bosway

/s/ JACQUELINE L. BUCHANAN	Director	March 12, 2024
Jacqueline L. Buchanan

/s/ CLIFFORD M. CLARKE	Director	March 12, 2024
Clifford M. Clarke

/s/ KATHRYN M. DOMINGUEZ	Director	March 12, 2024
Kathryn M. Dominguez

/s/ ANIKA GOSS-FOSTER	Director	March 12, 2024
Anika Goss-Foster

Signature	Title	Date

/s/ CHARLOTTE C. HENRY	Director	March 12, 2024
Charlotte C. Henry

/s/ PERRY G. HINES	Director	March 12, 2024
Perry G. Hines

/s/ MARGARET M. LAMB	Director	March 12, 2024
Margaret M. Lamb

/s/ LARRY W. MYERS	Director	March 12, 2024
Larry W. Myers

/s/ TODD E. SEARS	Director	March 12, 2024
Todd E. Sears

/s/ RYAN M. WARNER	Director	March 12, 2024
Ryan M. Warner

/s/ GLENN A. WILSON	Director	March 12, 2024
Glenn A. Wilson