Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Indianapolis
filed 2024-05-09
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2024
Class A Stock, par value $100	—
Class B Stock, par value $100	27,357,111

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2024	December 31, 2023
Assets:
Cash and due from banks	$73,579	$58,844
Interest-bearing deposits (Note 3)	807,084	892,049
Securities purchased under agreements to resell (Note 3)	2,500,000	6,500,000
Federal funds sold (Note 3)	3,068,000	4,101,000
Trading securities (Note 3)	582,336	600,063
Available-for-sale securities (amortized cost of $14,076,897 and $14,254,103) (Note 3)	14,118,436	14,194,326
Held-to-maturity securities (estimated fair values of $5,213,892 and $5,179,399) (Note 3)	5,270,884	5,256,803
Advances (Note 4)	35,296,762	35,561,844
Mortgage loans held for portfolio, net (Note 5)	8,853,285	8,613,844
Accrued interest receivable	202,349	203,809
Derivative assets, net (Note 6)	489,534	521,164
Other assets	107,974	104,658

Total assets	$71,370,223	$76,608,404

Liabilities:
Deposits	$532,413	$628,811
Consolidated obligations (Note 7):
Discount notes	16,925,552	22,621,837
Bonds	48,813,044	48,431,566
Total consolidated obligations, net	65,738,596	71,053,403
Accrued interest payable	288,300	327,237
Affordable Housing Program payable (Note 8)	77,586	68,301
Derivative liabilities, net (Note 6)	605	6,940
Mandatorily redeemable capital stock (Note 9)	367,444	369,041
Other liabilities	397,694	410,774

Total liabilities	67,402,638	72,864,507

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 23,567,081 and 22,852,579	2,356,708	2,285,258
Retained earnings:
Unrestricted	1,165,835	1,134,132
Restricted	417,014	398,039
Total retained earnings	1,582,849	1,532,171
Total accumulated other comprehensive income (loss) (Note 10)	28,028	(73,532)

Total capital	3,967,585	3,743,897

Total liabilities and capital	$71,370,223	$76,608,404
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Interest Income:
Advances	$514,856	$434,229
Interest-bearing deposits	30,380	26,253
Securities purchased under agreements to resell	21,982	31,950
Federal funds sold	67,486	45,487
Trading securities	5,167	3,077
Available-for-sale securities	220,367	171,719
Held-to-maturity securities	77,746	48,425
Mortgage loans held for portfolio	77,991	57,755
Total interest income	1,015,975	818,895

Interest Expense:
Consolidated obligation discount notes	250,255	256,776
Consolidated obligation bonds	621,413	446,674
Deposits	9,566	7,686
Mandatorily redeemable capital stock	5,342	4,110
Total interest expense	886,576	715,246

Net interest income	129,399	103,649
Provision for (reversal of) credit losses	(25)	2

Net interest income after provision for (reversal of) credit losses	129,424	103,647

Other Income:
Net gains (losses) on trading securities	(4,571)	8,314
Net gains (losses) on derivatives	9,125	(1,363)
Net gains on extinguishment of debt	—	19,846
Other, net	4,804	3,350
Total other income	9,358	30,147

Other Expenses:
Compensation and benefits	16,541	16,835
Other operating expenses	8,285	7,400
Federal Housing Finance Agency	1,396	1,711
Office of Finance	1,524	1,073
Other, net	5,027	4,451
Total other expenses	32,773	31,470

Income before assessments	106,009	102,324

Affordable Housing Program assessments	11,135	10,643

Net income	$94,874	$91,681
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$94,874	$91,681

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	101,316	(47,977)

Pension benefits, net	244	340

Total other comprehensive income (loss)	101,560	(47,637)

Total comprehensive income	$196,434	$44,044

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2024 and 2023
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			75,899	18,975	94,874	101,560	196,434

Proceeds from issuance of capital stock	715	71,450					71,450

Cash dividends on capital stock (7.79% annualized)			(44,196)	—	(44,196)		(44,196)

Balance, March 31, 2024	23,567	$2,356,708	$1,165,835	$417,014	$1,582,849	$28,028	$3,967,585

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income (loss)			73,345	18,336	91,681	(47,637)	44,044

Proceeds from issuance of capital stock	1,691	169,080					169,080

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (4.41% annualized)			(25,966)	—	(25,966)		(25,966)

Balance, March 31, 2023	22,922	$2,292,192	$1,011,191	$340,888	$1,352,079	$(73,428)	$3,570,843

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$94,874	$91,681
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	17,575	34,639
Changes in net derivative and hedging activities	304,402	(256,942)
Net gains on extinguishment of debt	—	(19,846)
Provision for (reversal of) credit losses	(25)	2
Net losses (gains) on trading securities	4,571	(8,314)
Other adjustments	—	71
Changes in:
Accrued interest receivable	1,511	(3,443)
Other assets	(3,633)	(6,430)
Accrued interest payable	(38,761)	54,877
Other liabilities	(7,726)	17,603
Total adjustments, net	277,914	(187,783)

Net cash provided by (used in) operating activities	372,788	(96,102)

Investing Activities:
Net change in:
Interest-bearing deposits	147,562	342,487
Securities purchased under agreements to resell	4,000,000	(1,075,000)
Federal funds sold	1,033,000	435,000
Trading securities:
Proceeds from maturities	250,000	1,350,000
Proceeds from sales	—	494,063
Purchases	(236,844)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	—	78,980
Purchases	(64,815)	(966,760)
Held-to-maturity securities:
Proceeds from paydowns and maturities	114,267	79,707
Proceeds from sales	—	9,769
Purchases	(129,434)	(365,143)
Advances:
Principal repayments	62,361,098	94,663,252
Disbursements to members	(62,308,688)	(94,691,618)
Mortgage loans held for portfolio:
Principal collections	177,978	151,096
Purchases from members	(418,065)	(196,239)
Purchases of premises, software, and equipment	(1,674)	(576)
Loans to other Federal Home Loan Banks:
Principal repayments	37,000	—
Disbursements	(37,000)	—

Net cash provided by investing activities	4,924,385	309,018
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Financing Activities:
Net change in deposits	(44,008)	(39,660)
Net proceeds on derivative contracts with financing elements	2,526	1,997
Net proceeds from issuance of consolidated obligations:
Discount notes	184,586,293	121,635,570
Bonds	11,180,968	7,961,817
Payments for matured and retired consolidated obligations:
Discount notes	(190,291,599)	(125,876,733)
Bonds	(10,742,275)	(4,497,468)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	500,000
Proceeds from issuance of capital stock	71,450	169,080
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,597)	(29)
Dividend payments on capital stock	(44,196)	(25,966)

Net cash provided by (used in) financing activities	(5,282,438)	(171,392)

Net increase in cash and due from banks	14,735	41,524

Cash and due from banks at beginning of period	58,844	21,161

Cash and due from banks at end of period	$73,579	$62,685

Supplemental Disclosures:
Cash activities:
Interest payments	$923,632	$614,841
Affordable Housing Program payments	1,850	2,198
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	120,995
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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2023 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2023 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2023 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2024.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three months ended March 31, 2024.

Recently Issued Accounting Guidance

Since the filing of our 2023 Form 10-K, the Financial Accounting Standards Board (FASB) has not issued any new accounting standards that will have any impact on our financial condition, results of operations, or cash flows.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At March 31, 2024 and December 31, 2023, 94% and 97%, respectively, of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At March 31, 2024 and December 31, 2023, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2024	December 31, 2023
U.S. Treasury obligations	$582,336	$600,063
Total trading securities at estimated fair value	$582,336	$600,063

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2024	2023
Net gains (losses) on trading securities held at period end	$(5,040)	$2,310
Net gains on trading securities that matured/sold during the period	469	6,004
Net gains (losses) on trading securities	$(4,571)	$8,314

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,607,291	$19,405	$—	$5,626,696
GSE and TVA debentures	1,781,775	18,980	—	1,800,755
GSE multifamily MBS	6,687,831	27,078	(23,924)	6,690,985
Total AFS securities	$14,076,897	$65,463	$(23,924)	$14,118,436

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,708,713	$738	$(12,595)	$5,696,856
GSE and TVA debentures	1,792,310	14,628	—	1,806,938
GSE multifamily MBS	6,753,080	7,571	(70,119)	6,690,532
Total AFS securities	$14,254,103	$22,937	$(82,714)	$14,194,326
1    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At March 31, 2024 and December 31, 2023, net unamortized discounts totaled $(267,625) and $(278,669), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(1,033,373) and $(778,882), respectively. Excludes accrued interest receivable at March 31, 2024 and December 31, 2023 of $73,335 and $72,005, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$41,364	$(18)	$3,208,535	$(23,906)	$3,249,899	$(23,924)
Total impaired AFS securities	$41,364	$(18)	$3,208,535	$(23,906)	$3,249,899	$(23,924)

	December 31, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$4,785,547	$(11,716)	$239,902	$(879)	$5,025,449	$(12,595)
GSE multifamily MBS	2,163,506	(14,970)	2,982,742	(55,149)	5,146,248	(70,119)
Total impaired AFS securities	$6,949,053	$(26,686)	$3,222,644	$(56,028)	$10,171,697	$(82,714)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$390,384	$391,562	$305,208	$306,380
Due after 1 through 5 years	4,982,591	5,013,342	4,628,067	4,636,683
Due after 5 through 10 years	2,016,091	2,022,547	2,567,748	2,560,731
Total non-MBS	7,389,066	7,427,451	7,501,023	7,503,794
Total MBS	6,687,831	6,690,985	6,753,080	6,690,532
Total AFS securities	$14,076,897	$14,118,436	$14,254,103	$14,194,326

Realized Gains and Losses. There were no sales during the three months ended March 31, 2024 or 2023.

Allowance for Credit Losses. At March 31, 2024 and December 31, 2023, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	March 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$3,918,620	$6,155	$(25,470)	$3,899,305
GSE single-family	793,309	2,003	(35,014)	760,298
GSE multifamily	558,955	—	(4,666)	554,289
Total HTM securities	$5,270,884	$8,158	$(65,150)	$5,213,892

	December 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,009,493	$1,836	$(39,223)	$3,972,106
GSE single-family	683,944	1,454	(36,334)	649,064
GSE multifamily	563,366	—	(5,137)	558,229
Total HTM securities	$5,256,803	$3,290	$(80,694)	$5,179,399

1    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at March 31, 2024 and December 31, 2023 totaled $20,947 and $21,942, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. There were no sales of HTM securities during the three months ended March 31, 2024. During the three months ended March 31, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, resulting in a net realized loss of $(71) determined by the specific identification method.

Allowance for Credit Losses. At March 31, 2024 and December 31, 2023, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	March 31, 2024		December 31, 2023
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$151	7.71	$2	7.76
Due in 1 year or less	9,337,671	4.70	9,780,116	4.88
Due after 1 through 2 years	4,530,755	3.44	4,362,389	3.33
Due after 2 through 3 years	2,484,414	3.52	2,683,356	3.25
Due after 3 through 4 years	5,167,115	4.35	4,573,456	4.37
Due after 4 through 5 years	5,555,750	4.25	5,531,135	4.30
Thereafter	8,748,803	3.54	8,946,614	3.44
Total advances, par value	35,824,659	4.05	35,877,068	4.06
Fair-value hedging basis adjustments, net	(531,860)		(319,721)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	3,963		4,497
Total advances[1]	$35,296,762		$35,561,844

1    Carrying value equals amortized cost, which excludes accrued interest receivable at March 31, 2024 and December 31, 2023 of $63,444 and $63,775, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$151	$2	$151	$2
Due in 1 year or less	14,465,093	14,901,928	13,807,071	13,910,616
Due after 1 through 2 years	3,720,155	3,641,289	5,410,755	5,102,289
Due after 2 through 3 years	2,207,214	2,370,466	3,182,414	3,581,356
Due after 3 through 4 years	3,836,255	3,328,746	5,397,215	4,808,556
Due after 4 through 5 years	4,708,947	4,502,482	4,348,750	4,661,135
Thereafter	6,886,844	7,132,155	3,678,303	3,813,114
Total advances, par value	$35,824,659	$35,877,068	$35,824,659	$35,877,068

Advance Concentrations. At March 31, 2024 and December 31, 2023, our top borrower held 12% of total advances outstanding at par and our top five borrowers held 35%.

Allowance for Credit Losses. At March 31, 2024 and December 31, 2023, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	March 31, 2024	December 31, 2023
Fixed-rate long-term mortgages	$7,974,232	$7,711,709
Fixed-rate medium-term[1] mortgages	712,843	740,859
Total mortgage loans held for portfolio, UPB	8,687,075	8,452,568
Unamortized premiums	184,145	179,499
Unamortized discounts	(11,797)	(11,844)
Hedging basis adjustments, net	(6,013)	(6,254)
Total mortgage loans held for portfolio	8,853,410	8,613,969
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$8,853,285	$8,613,844
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at March 31, 2024 and December 31, 2023 of $44,154 and $41,403, respectively.

Type	March 31, 2024	December 31, 2023
Conventional	$8,498,570	$8,298,188
Government-guaranteed or -insured	188,505	154,380
Total mortgage loans held for portfolio, UPB	$8,687,075	$8,452,568

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at March 31, 2024 and December 31, 2023 totaled $58,807 and $61,300, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. At March 31, 2024 and December 31, 2023, our securities pledged as collateral totaled $0 and $15,670, respectively.

Cleared Derivatives. At March 31, 2024 and December 31, 2023, we were not required by our clearing agents to post any additional margin.

Financial Statement Effect and Additional Financial Information. We record derivative instruments, related cash collateral received or pledged/posted and associated accrued interest on a net basis by the clearing agent and/or by counterparty when the netting requirements have been met.

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	March 31, 2024			December 31, 2023
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$70,277,506	$835,406	$1,542,531	$75,336,530	$736,648	$1,533,144
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	675,000	275	73	610,000	100	319
Interest-rate caps/floors	811,000	777	—	811,000	887	—
Interest-rate forwards	98,700	14	6	57,300	—	337
MDCs	89,652	157	25	57,270	207	12
Total derivatives not designated as hedging instruments	1,674,352	1,223	104	1,535,570	1,194	668
Total derivatives before adjustments	$71,951,858	836,629	1,542,635	$76,872,100	737,842	1,533,812
Netting adjustments and cash collateral[1]		(347,095)	(1,542,030)		(216,678)	(1,526,872)
Total derivatives, net, at estimated fair value		$489,534	$605		$521,164	$6,940

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2024 and December 31, 2023, including accrued interest, totaled $1,388,773 and $1,451,464, respectively. Cash collateral received from counterparties and held at March 31, 2024 and December 31, 2023, including accrued interest, totaled $193,838 and $141,271, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$833,128	$1,540,521	$736,071	$1,521,576
Cleared	3,330	2,083	1,564	11,887
Total gross recognized amount	836,458	1,542,604	737,635	1,533,463
Gross amounts of netting adjustments and cash collateral
Uncleared	(827,413)	(1,539,947)	(727,850)	(1,514,985)
Cleared	480,318	(2,083)	511,172	(11,887)
Total gross amounts of netting adjustments and cash collateral	(347,095)	(1,542,030)	(216,678)	(1,526,872)
Net amounts after netting adjustments and cash collateral
Uncleared	5,715	574	8,221	6,591
Cleared	483,648	—	512,736	—
Total net amounts after netting adjustments and cash collateral	489,363	574	520,957	6,591
Derivative instruments not meeting netting requirements[1]	171	31	207	349
Total derivatives, net, at estimated fair value	$489,534	$605	$521,164	$6,940

1    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended March 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$147,350	$129,866	$(249,220)	$27,996
Net gains (losses) on derivatives²	158,180	63,761	(53,660)	168,281
Net gains (losses) on hedged items³	(162,925)	(84,330)	55,651	(191,604)
Net impact on net interest income	$142,605	$109,297	$(247,229)	$4,673

Total interest income (expense) recorded in the statement of income[4]	$514,851	$220,367	$(621,413)	$113,805

	Three Months Ended March 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$117,894	$97,272	$(207,053)	$8,113
Net gains (losses) on derivatives²	(183,311)	(89,198)	384,376	111,867
Net gains (losses) on hedged items³	176,507	67,230	(384,670)	(140,933)
Net impact on net interest income	$111,090	$75,304	$(207,347)	$(20,953)

Total interest income (expense) recorded in the statement of income[4]	$434,229	$171,719	$(446,674)	$159,274

1    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
2    Includes increases (decreases) in estimated fair value, price alignment interest and swap termination fees.
3    Includes increases (decreases) in estimated fair value and amortization of net losses on ineffective and discontinued fair-value hedging relationships.
4    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2024	2023
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$7,286	$(10,074)
Interest-rate caps/floors	(97)	(945)
Interest-rate forwards	(156)	(665)
Net interest settlements[1]	2,038	9,817
MDCs	54	504
Net gains (losses) on derivatives in other income	$9,125	$(1,363)

1    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	March 31, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$21,954,672	$14,076,897	$31,030,453

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(531,860)	$(1,254,048)	$(1,466,162)
For discontinued fair-value hedging relationships	—	220,675	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(531,860)	$(1,033,373)	$(1,466,162)

	December 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$21,624,453	$14,254,103	$36,682,911

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(319,721)	$(1,013,707)	$(1,410,511)
For discontinued fair-value hedging relationships	—	234,825	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(319,721)	$(778,882)	$(1,410,511)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Includes effective and ineffective fair-value hedging relationships. Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both March 31, 2024 and December 31, 2023 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2024	December 31, 2023
Par value	$17,020,249	$22,737,397
Unamortized discounts	(94,494)	(115,297)
Unamortized concessions	(203)	(263)
Book value	$16,925,552	$22,621,837

Weighted average effective interest rate	5.34%	5.35%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2024	December 31, 2023
Fixed-rate	$39,605,910	$45,009,050
Simple variable-rate	9,312,500	3,389,500
Step-up	1,348,500	1,428,500
Total CO bonds, par value	$50,266,910	$49,827,050

The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2024		December 31, 2023
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$15,062,245	2.43	$20,137,240	3.76
Due after 1 through 2 years	17,370,000	4.04	10,415,280	2.96
Due after 2 through 3 years	6,171,015	1.75	7,537,350	1.48
Due after 3 through 4 years	1,642,480	2.20	2,356,530	1.85
Due after 4 through 5 years	2,627,370	3.90	2,254,120	3.06
Thereafter	7,393,800	2.92	7,126,530	2.81
Total CO bonds, par value	50,266,910	3.05	49,827,050	2.99
Unamortized premiums	31,254		33,792
Unamortized discounts	(9,490)		(10,093)
Unamortized concessions	(9,468)		(8,672)
Fair-value hedging basis adjustments, net	(1,466,162)		(1,410,511)
Total CO bonds	$48,813,044		$48,431,566

The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	March 31, 2024	December 31, 2023
Non-callable / non-putable	$20,399,910	$14,027,225
Callable	29,867,000	35,799,825
Total CO bonds, par value	$50,266,910	$49,827,050

Year of Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Due in 1 year or less	$35,487,745	$42,512,740
Due after 1 through 2 years	12,042,500	4,389,780
Due after 2 through 3 years	771,515	895,850
Due after 3 through 4 years	353,480	327,530
Due after 4 through 5 years	964,870	1,051,620
Thereafter	646,800	649,530
Total CO bonds, par value	$50,266,910	$49,827,050

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended March 31,
AHP Activity	2024	2023
Liability at beginning of period	$68,301	$38,170
Assessments	11,135	10,643
Subsidy usage, net[1]	(1,850)	(2,198)
Liability at end of period	$77,586	$46,615

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	March 31, 2024	December 31, 2023
Class B-1 [1]	$650,022	$581,687
Class B-2 [2]	1,706,686	1,703,571
Total Class B	$2,356,708	$2,285,258

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2024	2023
Liability at beginning of period	$369,041	$372,503
Reclassification from capital stock	—	13
Redemptions/repurchases	(1,597)	(29)
Liability at end of period	$367,444	$372,487

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2024	December 31, 2023
Past contractual redemption date[1]	$1,133	$738
Year 1 [2]	13,054	15,047
Year 2	19,179	19,179
Year 3	3,674	3,674
Year 4	329,245	329,232
Year 5	1,159	1,171
Total MRCS	$367,444	$369,041

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.
2    Balance at March 31, 2024 and December 31, 2023 includes $4,050 and $5,175 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock is not past its contractual redemption date, but will be redeemed as soon as the associated credit products are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended March 31,
MRCS Distributions	2024	2023
Recorded as interest expense	$5,342	$4,110
Recorded as distributions from retained earnings	—	706
Total	$5,342	$4,816

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations as disclosed in Note 12 - Capital in our 2023 Form 10-K. As presented in the following table, we were in compliance with these Finance Agency capital requirements at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,115,647	$4,307,001	$1,277,258	$4,186,470

Total regulatory capital	$2,854,809	$4,307,001	$3,064,336	$4,186,470
Total regulatory capital-to-assets ratio	4.00%	6.03%	4.00%	5.46%

Leverage capital	$3,568,511	$6,460,501	$3,830,420	$6,279,705
Leverage ratio	5.00%	9.05%	5.00%	8.20%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	101,316	—	101,316
Reclassifications from OCI to net income:
Pension benefits, net	—	244	244
Total other comprehensive income	101,316	244	101,560
Balance, March 31, 2024	$41,539	$(13,511)	$28,028

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains (losses)	(47,977)	—	(47,977)
Reclassifications from OCI to net income:
Pension benefits, net	—	340	340
Total other comprehensive income (loss)	(47,977)	340	(47,637)
Balance, March 31, 2023	$(57,916)	$(15,512)	$(73,428)

Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$115,380	$14,019	$129,399	$90,669	$12,980	$103,649
Provision for (reversal of) credit losses	—	(25)	(25)	—	2	2
Other income (loss)	9,239	119	9,358	30,251	(104)	30,147
Other expenses	28,961	3,812	32,773	27,417	4,053	31,470
Income before assessments	95,658	10,351	106,009	93,503	8,821	102,324
Affordable Housing Program assessments	10,100	1,035	11,135	9,761	882	10,643
Net income	$85,558	$9,316	$94,874	$83,742	$7,939	$91,681

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
March 31, 2024	$62,516,938	$8,853,285	$71,370,223
December 31, 2023	67,994,560	8,613,844	76,608,404

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

	March 31, 2024
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$73,579	$73,579	$73,579	$—	$—	$—
Interest-bearing deposits	807,084	807,084	807,043	41	—	—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000	—	—
Federal funds sold	3,068,000	3,068,000	—	3,068,000	—	—
Trading securities	582,336	582,336	—	582,336	—	—
AFS securities	14,118,436	14,118,436	—	14,118,436	—	—
HTM securities	5,270,884	5,213,892	—	5,213,892	—	—
Advances	35,296,762	35,169,057	—	35,169,057	—	—
Mortgage loans held for portfolio, net	8,853,285	8,044,682	—	8,039,215	5,467	—
Accrued interest receivable	202,349	202,349	—	202,349	—	—
Derivative assets, net	489,534	489,534	—	836,629	—	(347,095)
Grantor trust assets[2]	64,989	64,989	64,989	—	—	—

Liabilities:
Deposits	532,413	532,413	—	532,413	—	—
Consolidated obligations:
Discount notes	16,925,552	16,919,503	—	16,919,503	—	—
Bonds	48,813,044	48,003,814	—	48,003,814	—	—
Accrued interest payable	288,300	288,300	—	288,300	—	—
Derivative liabilities, net	605	605	—	1,542,635	—	(1,542,030)
MRCS	367,444	367,444	367,444	—	—	—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2023
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$58,844	$58,844	$58,844	$—	$—	$—
Interest-bearing deposits	892,049	892,049	892,007	42	—	—
Securities purchased under agreements to resell	6,500,000	6,500,000	—	6,500,000	—	—
Federal funds sold	4,101,000	4,101,000	—	4,101,000	—	—
Trading securities	600,063	600,063	—	600,063	—	—
AFS securities	14,194,326	14,194,326	—	14,194,326	—	—
HTM securities	5,256,803	5,179,399	—	5,179,399	—	—
Advances	35,561,844	35,368,737	—	35,368,737	—	—
Mortgage loans held for portfolio, net	8,613,844	7,940,218	—	7,936,147	4,071	—
Accrued interest receivable	203,809	203,809	—	203,809	—	—
Derivative assets, net	521,164	521,164	—	737,842	—	(216,678)
Grantor trust assets[2]	61,227	61,227	61,227	—	—	—

Liabilities:
Deposits	628,811	628,811	—	628,811	—	—
Consolidated obligations:
Discount notes	22,621,837	22,620,613	—	22,620,613	—	—
Bonds	48,431,566	47,570,879	—	47,570,879	—	—
Accrued interest payable	327,237	327,237	—	327,237	—	—
Derivative liabilities, net	6,940	6,940	—	1,533,812	—	(1,526,872)
MRCS	369,041	369,041	369,041	—	—	—

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Included in other assets on the statement of condition.

Summary of Valuation Techniques and Significant Inputs. A description of the valuation techniques, significant inputs, and levels of fair value hierarchy is disclosed in Note 16 - Estimated Fair Values in our 2023 Form 10-K. No significant changes have been made in the current year.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	March 31, 2024
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$582,336	$—	$582,336	$—	$—
Total trading securities	582,336	—	582,336	—	—
AFS securities:
U.S. Treasury obligations	5,626,696	—	5,626,696	—	—
GSE and TVA debentures	1,800,755	—	1,800,755	—	—
GSE multifamily MBS	6,690,985	—	6,690,985	—	—
Total AFS securities	14,118,436	—	14,118,436	—	—
Derivative assets:
Interest-rate related	489,377	—	836,472	—	(347,095)
MDCs	157	—	157	—	—
Total derivative assets, net	489,534	—	836,629	—	(347,095)
Other assets:
Grantor trust assets	64,989	64,989	—	—	—
Total assets at recurring estimated fair value	$15,255,295	$64,989	$15,537,401	$—	$(347,095)

Derivative liabilities:
Interest-rate related	$580	$—	$1,542,610	$—	$(1,542,030)
MDCs	25	—	25	—	—
Total derivative liabilities, net	605	—	1,542,635	—	(1,542,030)
Total liabilities at recurring estimated fair value	$605	$—	$1,542,635	$—	$(1,542,030)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	December 31, 2023
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$600,063	$—	$600,063	$—	$—
Total trading securities	600,063	—	600,063	—	—
AFS securities:
U.S. Treasury obligations	5,696,856	—	5,696,856	—	—
GSE and TVA debentures	1,806,938	—	1,806,938	—	—
GSE multifamily MBS	6,690,532	—	6,690,532	—	—
Total AFS securities	14,194,326	—	14,194,326	—	—
Derivative assets:
Interest-rate related	520,957	—	737,635	—	(216,678)
MDCs	207	—	207	—	—
Total derivative assets, net	521,164	—	737,842	—	(216,678)
Other assets:
Grantor trust assets	61,227	61,227	—	—	—
Total assets at recurring estimated fair value	$15,376,780	$61,227	$15,532,231	$—	$(216,678)

Derivative liabilities:
Interest-rate related	$6,928	$—	$1,533,800	$—	$(1,526,872)
MDCs	12	—	12	—	—
Total derivative liabilities, net	6,940	—	1,533,812	—	(1,526,872)
Total liabilities at recurring estimated fair value	$6,940	$—	$1,533,812	$—	$(1,526,872)

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2024			December 31, 2023
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$258,284	$322,391	$580,675	$511,923
Commitments for standby bond purchases	—	234,960	234,960	184,960
Unused lines of credit - advances[2]	1,197,082	—	1,197,082	1,196,988
Commitments to fund additional advances[3]	53,642	3,045	56,687	9,965
Commitments to purchase mortgage loans, net[4]	89,652	—	89,652	57,270
Unsettled CO bonds, at par	45,000	—	45,000	—
Unsettled discount notes, at par	400,630	—	400,630	—
1    There were no unconditional commitments to issue standby letters of credit at March 31, 2024 and December 31, 2023.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at March 31, 2024 and December 31, 2023 totaled $1,384,621 and $1,447,218, respectively. Securities pledged as collateral to counterparties at March 31, 2024 and December 31, 2023 totaled $0 and $15,670, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At March 31, 2024, the agreements outstanding expire no later than 2028, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of March 31, 2024.

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

Additional discussion of other commitments and contingencies is provided in Note 4 - Advances; Note 5 - Mortgage Loans Held for Portfolio; Note 6 - Derivatives and Hedging Activities; Note 7 - Consolidated Obligations; and Note 9 - Capital.

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

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2024	2023
Net capital stock issuances (redemptions and repurchases)	$318	$2,403
Net advances (repayments)	(88,303)	(51,294)
Mortgage loan purchases	12,874	3,123

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2024		December 31, 2023
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$60,108	2%	$56,763	2%
Advances	701,432	2%	753,234	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2024 resulting from the 2023 board of directors' election and on January 16, 2024 resulting from a director's resignation.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. On March 31, 2023, the Bank borrowed $500,000 from another FHLBank and repaid it on the next business day. There were no loans to or borrowings from other FHLBanks that remained outstanding at March 31, 2024 or December 31, 2023.

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
UPB: Unpaid Principal Balance
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2023 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Economy and Financial Markets. The U.S. economy grew in the first quarter of 2024 as U.S. real gross domestic product, according to the U.S. Commerce Department, grew at a seasonally- and inflation-adjusted annual rate of 1.6%, a pullback from last year’s pace. However, the report indicated that consumer spending was still strong after years of hiring and wage growth. Job gains remained strong and the labor market remained tight as unemployment rates remained near historic lows.

In March 2024, for the third straight month, inflation proved firmer than expected after a cooling in the second half of 2023. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose in March at an annual rate of 2.6%, according to the Commerce Department. The associated measure of core prices, which excludes volatile food and energy prices, rose 3.7% during the quarter and 2.9% compared to a year earlier.

The resilient consumer continues to spark hopes that the economy will experience a soft landing, where inflation ebbs without causing a recession. However, stalled business development, the ongoing geopolitical instability and the prospect of higher interest rates remaining for a longer time are all potential factors that could have an adverse impact on the economy during 2024.

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

The result of lower demand and lower supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, posted their biggest drop in March 2024 in more than a year, according to the National Association of Realtors ("NAR"). Mortgage rates started to rise again in February, weighing on March sales. Home prices remained near record highs.

Housing affordability, particularly for first-time home buyers, remains an economic burden. The NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on March 20, 2024, the FOMC decided to maintain the target range at 5.25% to 5.50%, repeating that it "does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation (now close to 3%) is moving sustainably toward" the Fed’s 2% goal.

The following table presents certain key interest rates.

	Average for Three Months Ended		Period End
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
Federal Funds Effective	5.33%	4.52%	5.33%	5.33%
SOFR	5.31%	4.50%	5.34%	5.38%
1-week Overnight-Indexed Swap	5.33%	4.55%	5.33%	5.33%
3-month U.S. Treasury yield	5.38%	4.71%	5.37%	5.34%
2-year U.S Treasury yield	4.49%	4.36%	4.62%	4.25%
10-year U.S. Treasury yield	4.15%	3.65%	4.20%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. With the rise in the 10-year rate in 2023 and 2024, the yield curve became less inverted.

At its meeting on May 1, 2024, noting that in recent months there has been a lack of further progress toward the Committee’s 2% inflation objective, the FOMC decided to maintain the target range for the federal funds rate at 5.25% to 5.50%.

The FOMC stated that "The Committee judges that the risks to achieving its employment and inflation goals have moved toward better balance over the past year. The economic outlook is uncertain, and the Committee remains highly attentive to inflation risks."

"In considering any adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2%. In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS. Beginning in June, the Committee will slow the pace of decline of its securities holdings by reducing the monthly redemption cap on Treasury securities from $60 billion to $25 billion."

"In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals."

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

The level and trends of market interest rates and and the shape of the U.S. Treasury yield curve affect our yields and margins on earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, trends in market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, may have an unfavorable impact on our net interest margins. A steep yield curve, in which the difference between short-term and long-term interest rates is high, may have a favorable impact on our net interest margins. The level of interest rates also directly affects our earnings on assets funded by our interest-free capital.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2024 and 2023. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2024	2023	$ Change	% Change
Net interest income	$129	$104	$25	25%
Provision for (reversal of) credit losses	—	—	—
Net interest income after provision for (reversal of) credit losses	129	104	25	25%
Other income	9	30	(21)
Other expenses	32	31	1
Income before assessments	106	103	3	4%
Affordable Housing Program assessments	11	11	—

Net income	95	92	3	3%
Total other comprehensive income (loss)	101	(47)	148

Total comprehensive income	$196	$45	$151	346%

The increase in net income for the three months ended March 31, 2024 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates. However, such increase was substantially offset by net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period.

The changes in total OCI for the three months ended March 31, 2024 compared to the corresponding period in the prior year were substantially due to unrealized gains on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended March 31,
Ratios	2024	2023
Return on average assets	0.52%	0.53%
Return on average equity	9.80%	10.86%

Changes in Financial Condition for the Three Months Ended March 31, 2024. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2024	December 31, 2023	$ Change	% Change
Advances	$35,297	$35,562	$(265)	(1)%
Mortgage loans held for portfolio, net	8,853	8,614	239	3%
Liquidity investments[1]	7,031	12,152	(5,121)	(42)%
Other investment securities[2]	19,389	19,451	(62)	—%
Other assets	800	829	(29)	(4)%
Total assets	$71,370	$76,608	$(5,238)	(7)%

Consolidated obligations	$65,739	$71,053	$(5,314)	(7)%
MRCS	367	369	(2)	—%
Other liabilities	1,296	1,442	(146)	(10)%
Total liabilities	67,402	72,864	(5,462)	(7)%

Capital stock	2,357	2,285	72	3%
Retained earnings[3]	1,583	1,532	51	3%
AOCI (loss)	28	(73)	101	138%
Total capital	3,968	3,744	224	6%

Total liabilities and capital	$71,370	$76,608	$(5,238)	(7)%

Total regulatory capital[4]	$4,307	$4,186	$121	3%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at March 31, 2024 and December 31, 2023 of $417 million and $398 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at March 31, 2024 were $71.4 billion, a net decrease of $5.2 billion, or 7%, from December 31, 2023, primarily due to decreases in investments.

Advances outstanding at March 31, 2024, at carrying value, totaled $35.3 billion, a net decrease of $265 million, or 1%, from December 31, 2023. The par value of advances outstanding decreased by 0.1% to $35.8 billion, which included a net decrease in short-term advances of 5% and a net increase in long-term advances of 1%. At March 31, 2024, long-term advances composed 74% of advances outstanding, while short-term advances composed 26%. The par value of advances outstanding to depository institutions — comprising commercial banks, savings institutions and credit unions — increased by 1%, while advances outstanding to insurance companies decreased by 2%.

Mortgage loans held for portfolio at March 31, 2024 totaled $8.9 billion, a net increase of $239 million, or 3%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans for the three months ended March 31, 2024 totaled $418 million.

Liquidity investments at March 31, 2024 totaled $7.0 billion, a net decrease of $5.1 billion, or 42%, from December 31, 2023, primarily as a result of market conditions and the lack of availability of short-term investments at attractive interest rates relative to our cost of funds. As a result of this activity, cash and short-term investments represented 92% of the total liquidity investments at March 31, 2024, while U.S. Treasury obligations represented 8%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at March 31, 2024 totaled $19.4 billion, a net decrease of $62 million, or 0.3%, from December 31, 2023.

The Bank's consolidated obligations outstanding at March 31, 2024 totaled $65.7 billion, a net decrease of $5.3 billion, or 7%, from December 31, 2023, which reflected lower funding needs associated with the net decrease in the Bank's total assets.

Total capital at March 31, 2024 was $4.0 billion, a net increase of $224 million, or 6%, from December 31, 2023. The net increase resulted from the increase in accumulated other comprehensive income, issuances of capital stock to support advance activity and growth of retained earnings.

The Bank's regulatory capital-to-assets ratio at March 31, 2024 was 6.03%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial and economic environments.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the strength of the housing markets and the level and volatility of market interest rates, and legislative and regulatory actions continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.
Analysis of Results of Operations for the Three Months Ended March 31, 2024 and 2023.

Interest Income. Interest income for the three months ended March 31, 2024 totaled $1.0 billion, an increase of $197 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets, primarily MBS and other investment securities.

Interest Expense. Interest expense for the three months ended March 31, 2024 totaled $887 million, an increase of $171 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities, substantially CO bonds.

Net Interest Income. As a result, net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital. The increase in net interest income for the three months ended March 31, 2024 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains of $4.0 million for the three months ended March 31, 2024, compared to net hedging gains of $0.3 million for the corresponding period in the prior year.

Our net gains (losses) on derivatives fluctuate due to volatility in the overall interest-rate environment as we hedge our asset or liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date, which may result in a realized gain or loss. For additional information, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities in our 2023 Form 10-K.

The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$1,634	$22	5.41%	$2,826	$32	4.59%
Federal funds sold	5,013	68	5.42%	4,052	45	4.55%
MBS[3,4]	11,938	189	6.36%	10,724	141	5.32%
Other investment securities[3,4]	8,008	114	5.76%	7,511	83	4.45%
Advances[4]	35,976	515	5.76%	36,630	434	4.81%
Mortgage loans held for portfolio[4,5]	8,721	78	3.60%	7,710	58	3.04%
Other assets (interest-earning)[6]	2,300	30	5.31%	2,388	26	4.46%
Total interest-earning assets	73,590	1,016	5.55%	71,841	819	4.62%
Other assets, net[7]	(485)			(1,093)
Total assets	$73,105			$70,748

Liabilities and Capital:
Interest-bearing deposits	$739	11	5.20%	$722	7	4.28%
Discount notes	18,767	250	5.36%	23,328	257	4.46%
CO bonds[4]	48,659	621	5.14%	42,224	447	4.29%
MRCS	368	5	5.83%	372	4	4.47%
Other borrowings	—	—	—%	6	—	4.87%
Total interest-bearing liabilities	68,533	887	5.20%	66,652	715	4.35%
Other liabilities	678			673
Capital stock	2,318			2,174
All other components of capital	1,576			1,249
Total liabilities and capital	$73,105			$70,748

Net interest income		$129			$104

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.35%			0.27%

Net interest margin[8]			0.71%			0.59%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08

1    Includes hedging gains (losses) on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
2    Annualized.
3    The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI.
4    Except for AFS securities, interest income/expense and average yield/cost of funds include all components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships, including those hedging trading securities.

5    Includes non-accrual loans.
6    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
7    Includes cumulative changes in the estimated fair value of AFS securities and grantor trust assets.
8    Annualized net interest income expressed as a percentage of the average balance of interest-earning assets.

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2024 increased by 2% compared to the corresponding period in 2023. The average balances of MBS and other investment securities increased by 9%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances outstanding of interest-bearing liabilities for the three months ended March 31, 2024 increased by 3% compared to the corresponding period in 2023. The average balances of discount notes decreased by 20%, while the average balances of CO bonds increased by 15%, reflecting a change in the mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 3%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended March 31, 2024 was 5.55%, an increase of 93 bps compared to the corresponding period in 2023, resulting primarily from increases in market interest rates that led to higher yields on our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of trading securities, for the three months ended March 31, 2024 was 5.20%, an increase of 85 bps due to higher funding costs on all of our interest-bearing liabilities. The net effect was a increase in the overall net interest spread of 8 bps compared to the corresponding period in 2023.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2024	2023
Net unrealized gains (losses) on trading securities¹	$(3)	$12
Net realized gains (losses) on trading securities²	(2)	(4)
Net gains (losses) on trading securities	(5)	8

Net gains (losses) on derivatives hedging trading securities	7	(11)
Net gains (losses) on other derivatives not designated as hedging instruments³	—	—
Net interest settlements on economic derivatives[4]	2	10
Net gains (losses) on derivatives	9	(1)

Net gains on extinguishment of debt	—	20

Change in fair value of investments indirectly funding the liabilities under the SERP	3	2

Other, net	2	1

Total other income	$9	$30

1    Includes impact of purchase discount (premium) recorded through mark-to-market gains (losses). Excludes impact of associated derivatives.
2    Includes, at maturity, 100% of original discount (premium) as gain (loss). Excludes impact of associated derivatives.
3    Includes swap termination fees received (paid) associated with sales of AFS securities.
4    Generally offsetting interest income on trading securities or interest expense on the associated funding is included in net interest income.

The decrease in total other income for the three months ended March 31, 2024 compared to the corresponding period in 2023 was due substantially to net gains on the extinguishment of consolidated obligations in 2023 that did not occur in 2024.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2024	2023
Compensation and benefits	$16	$17
Other operating expenses	8	7
Finance Agency and Office of Finance	3	3
Voluntary allocations to AHP and/or related programs	4	3
Other	1	1

Total other expenses	$32	$31

The net increase in total other expenses for the three months ended March 31, 2024 compared to the corresponding period in 2023 was due to several factors, none of which were significant.

Our voluntary allocations to our AHP or other affordable housing, small business and community investment programs are based on the Bank's commitment to allocate voluntary funding in 2024 equal to 5% of its net earnings for 2023, but the timing of the recognition of such allocations in other expenses can vary due to applicable accounting requirements.

AHP Assessments. For the three months ended March 31, 2024, our required AHP expense was $11 million. Our AHP expense fluctuates in accordance with our net earnings.

As a result, the Bank's combined required and voluntary allocation for the three-month period totaled $15 million, an increase of $1 million, or 8%, compared to the corresponding period in 2023.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2024 consisted substantially of net unrealized gains on AFS securities, compared to net unrealized losses on AFS securities for the corresponding period in 2023. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended March 31,
Traditional	2024	2023
Net interest income	$115	$91
Provision for (reversal of) credit losses	—	—
Other income	9	30
Other expenses	28	27
Income before assessments	96	94
Affordable Housing Program assessments	10	10

Net income	$86	$84

The increase in net income for the traditional segment for the three months ended March 31, 2024 compared to the corresponding period in 2023 was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, driven substantially by the increase in market interest rates. However, such increase was substantially offset by net gains on the extinguishment of consolidated obligations in 2023 that did not occur in 2024.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans	2024	2023
Net interest income	$14	$13
Provision for (reversal of) credit losses	—	—
Other income	—	—
Other expenses	4	4
Income before assessments	10	9
Affordable Housing Program assessments	1	1

Net income	$9	$8

There was no meaningful change in net income for the mortgage loans segment for the three months ended March 31, 2024 compared to the corresponding period in 2023.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2024		December 31, 2023
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$35,297	49%	$35,562	46%
Mortgage loans held for portfolio, net	8,853	12%	8,614	11%
Cash and short-term investments	6,449	9%	11,552	15%
Trading securities	582	1%	600	1%
MBS	11,962	17%	11,947	16%
Other investment securities	7,427	11%	7,504	10%
Other assets[1]	800	1%	829	1%

Total assets	$71,370	100%	$76,608	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at March 31, 2024 changed compared to December 31, 2023 primarily due to the decrease in cash and short-term investments due to market conditions and the lack of availability of short-term investments at attractive rates relative to our cost of funds.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2024 at carrying value totaled $35.3 billion, a net decrease of $265 million, or 0.7%, compared to December 31, 2023. Advances outstanding to our insurance company members slightly decreased due to paydowns by a single member. Otherwise, insurance advances outstanding slightly increased. Advances outstanding to our depository members slightly increased due to higher demand for advances to support their liquidity needs and manage their balance sheets in the current economic environment. The rise in market interest rates has had an adverse impact on depository members' ability to liquidate their investment portfolios and maintain or increase their deposit levels.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at March 31, 2024, advances to commercial banks and savings institutions were 49% and advances to credit unions were 14%, resulting in total advances to depository institutions of 63%, while advances to insurance companies were 37%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2024		December 31, 2023
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$15,957	45%	$15,282	42%
Credit unions	5,023	14%	5,471	15%
Former members	1,612	4%	1,617	5%
Total depository institutions	22,592	63%	22,370	62%

Insurance companies:
Captive insurance company[1]	90	—%	115	—%
Other insurance companies	13,137	37%	13,386	38%
Former members[2]	5	—%	5	—%
Total insurance companies	13,232	37%	13,506	38%

CDFIs	1	—%	1	—%

Total advances outstanding	$35,825	100%	$35,877	100%

1    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Rule on FHLBank Membership, had their memberships terminated on February 19, 2021. The outstanding advances to one captive insurer are not required to be repaid prior to their various maturity dates in 2024.
2    Other than captive insurance companies.

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

	March 31, 2024		December 31, 2023
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$8,083	23%	$9,099	26%
Due after 1 through 5 years	12,560	35%	12,309	34%
Due after 5 through 15 years	1,754	5%	1,935	5%
Thereafter	12	—%	14	—%
Total	22,409	63%	23,357	65%

Callable or prepayable
Due after 1 through 5 years	55	—%	55	—%
Due after 5 through 15 years	36	—%	36	—%
Total	91	—%	91	—%

Putable
Due after 1 through 5 years	1,367	4%	1,041	3%
Due after 5 through 15 years	5,071	14%	5,134	15%
Total	6,438	18%	6,175	18%

Total fixed-rate	28,938	81%	29,623	83%

Variable-rate:
Without call or put options
Due in 1 year or less	173	1%	311	1%
Due after 1 through 5 years	510	1%	410	1%
Due after 5 through 15 years	50	—%	50	—%
Total	733	2%	771	2%

Callable or prepayable
Due in 1 year or less	1,082	3%	370	1%
Due after 1 through 5 years	3,246	9%	3,335	9%
Due after 5 through 15 years	1,445	4%	1,412	4%
Thereafter	381	1%	366	1%
Total	6,154	17%	5,483	15%

Total variable-rate	6,887	19%	6,254	17%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$35,825	100%	$35,877	100%

At March 31, 2024 and December 31, 2023, fixed-rate advances included $22.5 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the three months ended March 31, 2024, the par value of advances due in one year or less decreased by 5%, while advances due after one year increased by 1%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 26% at March 31, 2024, a decrease from 27% at December 31, 2023. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at March 31, 2024 and December 31, 2023 totaled 39%. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	March 31, 2024	December 31, 2023
SOFR	$2,770	$2,856
FHLBanks cost of funds	3,082	3,151
Other	1,035	247
Total variable-rate advances, at par value	$6,887	$6,254

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at March 31, 2024, at carrying value, totaled $8.9 billion, a net increase of $239 million, or 3%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans Activity	2024	2023
Balance, beginning of period	$8,453	$7,533
Purchases	408	194
Principal repayments	(174)	(146)
Balance, end of period	$8,687	$7,581

All of our mortgage loans have fixed interest rates. Rising mortgage interest rates resulted in lower levels of prepayments by our borrowers. However, purchases increased due to strong demand by our members to participate in our Advantage MPP.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	March 31, 2024		December 31, 2023
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$74	—%	$59	—%
Interest-bearing deposits	807	3%	892	3%
Securities purchased under agreements to resell	2,500	10%	6,500	20%
Federal funds sold	3,068	12%	4,101	13%
Total cash and short-term investments	6,449	25%	11,552	36%

Trading securities:
U.S. Treasury obligations	582	2%	600	2%
Total trading securities	582	2%	600	2%

Total liquidity investments	7,031	27%	12,152	38%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,626	21%	5,697	18%
GSE and TVA debentures	1,801	7%	1,807	6%
GSE multifamily MBS	6,691	25%	6,690	21%
Total AFS securities	14,118	53%	14,194	45%

HTM securities:
Other U.S. obligations single-family MBS	3,919	15%	4,010	13%
GSE single-family MBS	793	3%	684	2%
GSE multifamily MBS	559	2%	563	2%
Total HTM securities	5,271	20%	5,257	17%

Total other investment securities	19,389	73%	19,451	62%

Total cash and investments, carrying value	$26,420	100%	$31,603	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at March 31, 2024 totaled $6.4 billion, a decrease of $5.1 billion, or 44%, from December 31, 2023. As a result, cash and short-term investments as a percent of total assets declined to 9% at March 31, 2024 from 15% at December 31, 2023.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at March 31, 2024 totaled $582 million, a decrease of $18 million, or 3%, from December 31, 2023.

Liquidity investments at March 31, 2024 totaled $7.0 billion, a decrease of $5.1 billion, or 42%, from December 31, 2023.

Other Investment Securities. AFS securities at March 31, 2024 totaled $14.1 billion, a net decrease of $76 million, or 1%, from December 31, 2023.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at March 31, 2024 totaled $42 million, compared to net unrealized losses at December 31, 2023 of $(60) million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2024 totaled $5.3 billion, a net increase of $14 million, or 0.3%, from December 31, 2023.

Net unrecognized losses on HTM securities at March 31, 2024 totaled $(57) million, a decrease in the net losses of $20 million compared to December 31, 2023, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2024		December 31, 2023
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,389	52%	$7,501	53%
Total MBS fixed-rate	6,688	48%	6,753	47%

Total AFS securities	$14,077	100%	$14,254	100%

HTM Securities:
Total MBS fixed-rate	$199	4%	$199	4%
Total MBS variable-rate	5,072	96%	5,058	96%

Total HTM securities	$5,271	100%	$5,257	100%

AFS and HTM securities:
Total fixed-rate	$14,276	74%	$14,453	74%
Total variable-rate	5,072	26%	5,058	26%

Total AFS and HTM securities	$19,348	100%	$19,511	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2024 remained the same from December 31, 2023. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at March 31, 2024 were $67.4 billion, a net decrease of $5.5 billion, or 7%, from December 31, 2023.

Deposits (Liabilities). Total deposits at March 31, 2024 were $532 million, a net decrease of $96 million, or 15%, from December 31, 2023. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at March 31, 2024 totaled $65.7 billion, a net decrease of $5.3 billion, or 7%, from December 31, 2023, which reflected lower funding needs associated with the net decrease in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2024		December 31, 2023
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$17,020	25%	$22,737	31%
CO bonds	15,062	23%	20,137	28%
Total due in 1 year or less	32,082	48%	42,874	59%
Long-term CO bonds	35,205	52%	29,690	41%

Total consolidated obligations	$67,287	100%	$72,564	100%

The mix of our funding changed from December 31, 2023 as discount notes outstanding decreased, consistent with the decrease in short-term investments. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At March 31, 2024 and December 31, 2023, callable CO bonds were 59% and 72%, respectively, of total CO bonds outstanding.

At March 31, 2024 and December 31, 2023, 79% and 82%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at March 31, 2024 and December 31, 2023 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2024	December 31, 2023
Advances	$22,487	$21,950
Investments	16,780	16,713
Mortgage loans MDCs	188	115
CO bonds	32,497	38,094

Total notional outstanding	$71,952	$76,872

The decrease in the total notional amount outstanding from December 31, 2023 of $4.9 billion, or 6%, was substantially due to a decrease in derivatives hedging CO bonds, driven primarily by a decrease in callable CO bonds outstanding.

The following table presents the notional amounts of derivatives (cleared and uncleared) by pay or receive leg ($ amounts in millions).

	March 31, 2024		December 31, 2023
Interest rate swaps outstanding	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed rate	$39,455	$33,497	$38,778	$39,019
SOFR	26,448	32,052	31,879	31,390
EFFR	6,049	6,403	6,215	6,463
Total notional	$71,952	$71,952	$76,872	$76,872

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	March 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$(532)	$(1,033)	$1,466	$(99)
Estimated fair value of associated derivatives, net	531	1,227	(1,458)	300

Net cumulative fair-value hedging gains (losses)	$(1)	$194	$8	$201

The cumulative gains on AFS securities resulted from our strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our London Interbank Offered Rate (LIBOR) transition. The net cumulative fair-value hedging gains on AFS securities includes losses on the terminated swaps that are being amortized into earnings as interest expense over the life of the original swap, but are generally being offset by the lower interest expense on the new swaps.

Total Capital. Total capital at March 31, 2024 was $4.0 billion, a net increase of $224 million, or 6%, from December 31, 2023. The net increase resulted from the increase in accumulated other comprehensive income, issuances of capital stock to support advance activity and growth of retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2024	December 31, 2023
Capital stock	59%	61%
Retained earnings	40%	41%
AOCI	1%	(2)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2024 compared to December 31, 2023 were primarily due to an increase in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2024	December 31, 2023
Total GAAP capital	$3,968	$3,744
Exclude: Accumulated other comprehensive (gain) loss	(28)	73
Add: MRCS	367	369
Total regulatory capital	$4,307	$4,186

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the three months ended March 31, 2024, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $195.8 billion.

Changes in Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2024 was $373 million, compared to net cash used in operating activities for the three months ended March 31, 2023 of $(96) million. The net increase in cash provided of $469 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	March 31, 2024		December 31, 2023
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,074	40%	$1,031	39%
Credit unions	472	17%	461	17%
Total depository institutions	1,546	57%	1,492	56%
Insurance companies	811	30%	793	30%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,357	87%	2,285	86%

MRCS:
Captive insurance company[1]	4	—%	5	—%
Other former members	363	13%	364	14%
Total MRCS	367	13%	369	14%

Total regulatory capital stock	$2,724	100%	$2,654	100%

1    Represents a captive insurance company whose membership was terminated on February 19, 2021. On that date, we repurchased its excess stock of $18 million. The remaining balance will not be fully redeemed until the associated credit products are no longer outstanding.

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	March 31, 2024	December 31, 2023
Required capital stock:
Member capital stock	$1,804	$1,800
MRCS	77	79
Total required capital stock	1,881	1,879

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	553	485
Member capital stock subject to outstanding redemption requests	—	—
MRCS	290	290
Total excess capital stock	843	775

Total regulatory capital stock	$2,724	$2,654

Excess stock as a percentage of regulatory capital stock	31%	29%

The net increase in required capital stock and total regulatory capital stock was due to issuances of capital stock to support disbursements of advances during the three-month period. However, as a result of paydowns of advances during the period, a portion of required stock was automatically reclassified to excess stock in accordance with our capital plan.

On April 25, 2024, the Bank announced that it will repurchase, on a voluntary basis and for a limited time, up to $100 million in par value of excess Class B-1 capital stock from its current members no sooner than May 13, 2024.

Capital Distributions. The total amount of the dividend to be paid is based on the declared dividend rate for each sub-series of Class B capital stock and the average number of shares of each sub-series held by members during the dividend payment period (applicable quarter). The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended March 31,
	2024	2023
Weighted-average dividend rate[1]	7.41%	4.84%
Dividend payout ratio[2]	46.58%	27.55%

1    Dividends paid in cash during the period (annualized) divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
2    Dividends paid in cash during the period divided by net income for that same period.

On April 25, 2024, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.00 percentage points. The overall weighted-average annualized rate paid on capital stock, including MRCS, was 7.87%. The dividends were paid in cash on April 26, 2024.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at March 31, 2024 and December 31, 2023 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2024	December 31, 2023
Credit risk	$169	$211
Market risk	689	771
Operational risk	258	295

Total risk-based capital requirement	$1,116	$1,277

Permanent capital	$4,307	$4,186

Permanent capital as a percentage of required risk-based capital	386%	328%

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the market risk component due to changes in the market environment, including changes in interest rates, CO-swap basis, volatility and option-adjusted spreads, and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at March 31, 2024 remained well in excess of our total risk-based capital requirement.

Critical Accounting Estimates

A full discussion of our critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in our 2023 Form 10-K.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the Finance Agency issued a written report titled "FHLBank System at 100: Focusing on the Future," presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (i) the mission of the FHLBank System; (ii) the FHLBank System as a stable and reliable source of liquidity; (iii) housing and community development; and (iv) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (i) clarifying the FHLBank System mission; (ii) aligning eligibility requirements for different types of FHLBank members; and (iii) streamlining requirements related to the AHP. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the report and related risks, see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments and Item 1A. Risk Factors - Business Risk - Legislative and Regulatory - Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership of the Bank’s 2023 Form 10-K.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to the board of directors' oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities ("Equitable Housing Report Requirements"). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. We continue to review the final rule and evaluate its impact on our operations.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2023 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2024, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 35% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers. The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	March 31, 2024
Borrower	Amount	% of Total
Old National Bank	$4,225	12%
The Lincoln National Life Insurance Company	2,900	8%
Jackson National Life Insurance Company	2,050	6%
First National Bank of America	1,880	5%
Delaware Life Insurance Company	1,588	4%
Subtotal - five largest borrowers	12,643	35%
Next five largest borrowers	7,236	20%
Remaining borrowers	15,946	45%
Total advances, par value	$35,825	100%

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

	March 31, 2024
Country	AA	A	Total
Domestic	$—	$1,160	$1,160
Australia	1,300	—	1,300
Canada	—	50	50
Germany	865	—	865
Netherlands	—	500	500
Total unsecured credit exposure	$2,165	$1,710	$3,875

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At March 31, 2024, these investments totaled 293% of total regulatory capital.

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

	March 31, 2024
Investment	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$—	$807	$—	$807
Securities purchased under agreements to resell	—	2,100	400	2,500
Federal funds sold	2,165	903	—	3,068
Total short-term investments	2,165	3,810	400	6,375

Trading securities:
U.S. Treasury obligations	582	—	—	582
Total trading securities	582	—	—	582

Other investment securities:
U.S. Treasury obligations	5,626	—		5,626
GSE and TVA debentures	1,801	—	—	1,801
GSE MBS	8,043	—	—	8,043
Other U.S. obligations single-family MBS	3,919	—	—	3,919
Total other investment securities	19,389	—	—	19,389

Total investments, carrying value	$22,136	$3,810	$400	$26,346

Percentage of total	84%	14%	2%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

Three Months Ended
LRA Activity	March 31, 2024
Liability, beginning of period	$243
Additions	5
Claims paid	—
Distributions to Participating Financial Institutions	(7)
Liability, end of period	$241

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	March 31, 2024
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$8,273	$75	$(75)	$—
Uncleared derivatives - BBB	560	5	(5)	—
Cleared derivatives[1]	27,934	1	483	484
Liability positions with credit exposure
Uncleared derivatives - A	30,924	(854)	860	6
Total derivative positions with credit exposure to non-member counterparties	67,691	(773)	1,263	490
Total derivative positions with credit exposure to member institutions[2]	48	—	—	—
Subtotal - derivative positions with credit exposure	67,739	$(773)	$1,263	$490
Derivative positions without credit exposure	4,213

Total derivative positions	$71,952

1    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
2    Includes MDCs from member institutions under our MPP.

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	March 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,322	$4,303	$4,265	$4,211	$4,145
Percent change in MVE from base	1.3%	0.9%	—%	(1.3)%	(2.8)%
MVE/book value of equity	99.7%	99.3%	98.4%	97.1%	95.6%
Duration of equity	0.2	0.7	1.1	1.5	1.7

	December 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,134	$4,153	$4,143	$4,108	$4,055
Percent change in MVE from base	(0.2)%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	100.5%	101.0%	100.7%	99.9%	98.6%
Duration of equity	(0.9)	(0.1)	0.5	1.1	1.4

The changes in these key metrics from December 31, 2023 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at March 31, 2024 and December 31, 2023 was 0.04% and 0.00% , respectively.

For additional information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2023 Form 10-K.

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

As of March 31, 2024, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2023 Form 10-K.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 9, 2024	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer