Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Indianapolis
filed 2024-08-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2024
Class A Stock, par value $100	—
Class B Stock, par value $100	27,941,163

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$56,246	$58,844
Interest-bearing deposits (Note 3)	921,006	892,049
Securities purchased under agreements to resell (Note 3)	6,250,000	6,500,000
Federal funds sold (Note 3)	4,497,000	4,101,000
Trading securities (Note 3)	1,076,622	600,063
Available-for-sale securities (amortized cost of $14,229,121 and $14,254,103) (Note 3)	14,261,746	14,194,326
Held-to-maturity securities (estimated fair values of $5,336,335 and $5,179,399) (Note 3)	5,393,623	5,256,803
Advances (Note 4)	36,556,380	35,561,844
Mortgage loans held for portfolio, net (Note 5)	9,393,391	8,613,844
Accrued interest receivable	212,412	203,809
Derivative assets, net (Note 6)	516,253	521,164
Other assets	110,482	104,658

Total assets	$79,245,161	$76,608,404

Liabilities:
Deposits	$782,177	$628,811
Consolidated obligations (Note 7):
Discount notes	22,442,697	22,621,837
Bonds	50,747,217	48,431,566
Total consolidated obligations, net	73,189,914	71,053,403
Accrued interest payable	357,292	327,237
Affordable Housing Program payable (Note 8)	73,791	68,301
Derivative liabilities, net (Note 6)	2,342	6,940
Mandatorily redeemable capital stock (Note 9)	363,118	369,041
Other liabilities	490,057	410,774

Total liabilities	75,258,691	72,864,507

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 23,455,129 and 22,852,579	2,345,513	2,285,258
Retained earnings:
Unrestricted	1,189,485	1,134,132
Restricted	434,791	398,039
Total retained earnings	1,624,276	1,532,171
Total accumulated other comprehensive income (loss) (Note 10)	16,681	(73,532)

Total capital	3,986,470	3,743,897

Total liabilities and capital	$79,245,161	$76,608,404
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income:
Advances	$508,287	$491,905	$1,023,144	$926,134
Interest-bearing deposits	30,167	31,641	60,548	57,894
Securities purchased under agreements to resell	46,254	39,717	68,236	71,667
Federal funds sold	54,368	65,898	121,854	111,385
Trading securities	8,797	2,291	13,964	5,368
Available-for-sale securities	222,574	200,507	442,941	372,226
Held-to-maturity securities	79,187	59,055	156,933	107,480
Mortgage loans held for portfolio	84,309	59,128	162,299	116,883
Total interest income	1,033,943	950,142	2,049,919	1,769,037

Interest Expense:
Consolidated obligation discount notes	248,701	269,398	498,956	526,174
Consolidated obligation bonds	643,171	543,752	1,264,584	990,426
Deposits	11,672	9,029	21,238	16,715
Mandatorily redeemable capital stock	5,505	4,370	10,848	8,480
Total interest expense	909,049	826,549	1,795,626	1,541,795

Net interest income	124,894	123,593	254,293	227,242
Provision for (reversal of) credit losses	(21)	(3)	(46)	(2)

Net interest income after provision for (reversal of) credit losses	124,915	123,596	254,339	227,244

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	1,840	(142)	1,840	(213)
Net gains (losses) on trading securities	3,203	758	(1,368)	9,072
Net gains (losses) on derivatives	(644)	4,970	8,480	3,607
Net gains on extinguishment of debt	—	—	—	19,846
Other, net	2,334	3,565	7,139	6,986
Total other income	6,733	9,151	16,091	39,298

Other Expenses:
Compensation and benefits	15,250	14,878	31,790	31,713
Other operating expenses	9,010	8,630	17,295	16,030
Federal Housing Finance Agency	1,396	1,711	2,792	3,423
Office of Finance	1,232	1,007	2,756	2,080
Other, net	5,385	4,522	10,414	8,973
Total other expenses	32,273	30,748	65,047	62,219

Income before assessments	99,375	101,999	205,383	204,323

Affordable Housing Program assessments	10,488	10,637	21,623	21,280

Net income	$88,887	$91,362	$183,760	$183,043
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$88,887	$91,362	$183,760	$183,043

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(8,914)	61,911	92,402	13,934

Pension benefits, net	(2,433)	1,206	(2,189)	1,546

Total other comprehensive income (loss)	(11,347)	63,117	90,213	15,480

Total comprehensive income	$77,540	$154,479	$273,973	$198,523

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2024 and 2023
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2024	23,567	$2,356,708	$1,165,835	$417,014	$1,582,849	$28,028	$3,967,585

Total comprehensive income			71,110	17,777	88,887	(11,347)	77,540

Proceeds from issuance of capital stock	698	69,847					69,847

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.23% annualized)			(47,460)	—	(47,460)		(47,460)

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470

Balance, March 31, 2023	22,922	$2,292,192	$1,011,191	$340,888	$1,352,079	$(73,428)	$3,570,843

Total comprehensive income			73,089	18,273	91,362	63,117	154,479

Proceeds from issuance of capital stock	886	88,609					88,609

Redemption/repurchase of capital stock	(3)	(311)					(311)

Cash dividends on capital stock (5.59% annualized)			(29,968)	—	(29,968)		(29,968)

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2024 and 2023
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			147,008	36,752	183,760	90,213	273,973

Proceeds from issuance of capital stock	1,413	141,297					141,297

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.01% annualized)			(91,655)	—	(91,655)		(91,655)

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income			146,434	36,609	183,043	15,480	198,523

Proceeds from issuance of capital stock	2,577	257,689					257,689

Redemption/repurchase of capital stock	(3)	(311)					(311)

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (4.98% annualized)			(55,934)	—	(55,934)		(55,934)

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$183,760	$183,043
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	10,161	(2,909)
Changes in net derivative and hedging activities	275,021	(15,458)
Net (gains) on extinguishment of debt	—	(19,846)
Provision for (reversal of) credit losses	(46)	(2)
Net losses (gains) on trading securities	1,368	(9,072)
Other adjustments	(1,840)	213
Changes in:
Accrued interest receivable	(8,131)	(3,733)
Other assets	(4,395)	(1,055)
Accrued interest payable	30,282	120,610
Other liabilities	67,087	19,243
Total adjustments, net	369,507	87,991

Net cash provided by operating activities	553,267	271,034

Investing Activities:
Net change in:
Interest-bearing deposits	99,398	134,803
Securities purchased under agreements to resell	250,000	150,000
Federal funds sold	(396,000)	(1,879,000)
Trading securities:
Proceeds from maturities	250,000	1,400,000
Proceeds from sales	—	494,063
Purchases	(727,928)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	—	161,480
Proceeds from sales	220,763	85,113
Purchases	(423,534)	(1,638,271)
Held-to-maturity securities:
Proceeds from paydowns and maturities	245,119	238,896
Proceeds from sales	—	9,769
Purchases	(384,414)	(922,252)
Advances:
Principal repayments	109,278,659	175,082,844
Disbursements to members	(110,450,849)	(174,713,799)
Mortgage loans held for portfolio:
Principal collections	402,708	331,922
Purchases from members	(1,186,840)	(546,639)
Purchases of premises, software, and equipment	(4,438)	(1,855)
Loans to other Federal Home Loan Banks:
Principal repayments	47,000	810,000
Disbursements	(47,000)	(1,060,000)

Net cash provided by (used in) investing activities	(2,827,356)	(1,862,926)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Financing Activities:
Net change in deposits	219,126	73,370
Net change in securities sold under agreements to repurchase	9,691	—
Net proceeds on derivative contracts with financing elements	5,136	4,340
Net proceeds from issuance of consolidated obligations:
Discount notes	401,334,906	339,309,328
Bonds	17,523,224	16,099,923
Payments for matured and retired consolidated obligations:
Discount notes	(401,506,244)	(346,475,227)
Bonds	(15,277,025)	(7,576,968)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	500,000
Principal repayments	—	(500,000)
Proceeds from issuance of capital stock	141,297	257,689
Payments for redemption/repurchase of capital stock	(81,042)	(311)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(5,923)	(1,894)
Dividend payments on capital stock	(91,655)	(55,934)

Net cash provided by financing activities	2,271,491	1,634,316

Net increase (decrease) in cash and due from banks	(2,598)	42,424

Cash and due from banks at beginning of period	58,844	21,161

Cash and due from banks at end of period	$56,246	$63,585

Supplemental Disclosures:
Cash activities:
Interest payments	$1,793,592	$1,380,115
Affordable Housing Program payments	19,577	6,315
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2023 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2024.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three or six months ended June 30, 2024.

Recently Issued Accounting Guidance

Since the filing of our 2023 Form 10-K, the Financial Accounting Standards Board (FASB) has not issued any new accounting standards that will have any impact on our financial condition, results of operations, or cash flows.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At June 30, 2024 and December 31, 2023, 97% of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At June 30, 2024 and December 31, 2023, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2024	December 31, 2023
U.S. Treasury obligations	$1,076,622	$600,063
Total trading securities at estimated fair value	$1,076,622	$600,063

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net gains (losses) on trading securities held at period end	$3,203	$615	$(1,837)	$2,396
Net gains on trading securities that matured/sold during the period	—	143	469	6,676
Net gains (losses) on trading securities	$3,203	$758	$(1,368)	$9,072

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,610,415	$10,298	$(883)	$5,619,830
GSE and TVA debentures	1,851,485	15,398	(181)	1,866,702
GSE multifamily MBS	6,767,221	30,509	(22,516)	6,775,214
Total AFS securities	$14,229,121	$56,205	$(23,580)	$14,261,746

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,708,713	$738	$(12,595)	$5,696,856
GSE and TVA debentures	1,792,310	14,628	—	1,806,938
GSE multifamily MBS	6,753,080	7,571	(70,119)	6,690,532
Total AFS securities	$14,254,103	$22,937	$(82,714)	$14,194,326
1    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At June 30, 2024 and December 31, 2023, net unamortized discounts totaled $(256,288) and $(278,669), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(1,019,037) and $(778,882), respectively. Excludes accrued interest receivable at June 30, 2024 and December 31, 2023 of $73,172 and $72,005, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2024
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,216,699	$(883)	$—	$—	$1,216,699	$(883)
GSE and TVA debentures	61,556	(181)	—	—	61,556	(181)
GSE multifamily MBS	367,520	(300)	2,552,568	(22,216)	2,920,088	(22,516)
Total impaired AFS securities	$1,645,775	$(1,364)	$2,552,568	$(22,216)	$4,198,343	$(23,580)

	December 31, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$4,785,547	$(11,716)	$239,902	$(879)	$5,025,449	$(12,595)
GSE multifamily MBS	2,163,506	(14,970)	2,982,742	(55,149)	5,146,248	(70,119)
Total impaired AFS securities	$6,949,053	$(26,686)	$3,222,644	$(56,028)	$10,171,697	$(82,714)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$403,215	$403,918	$305,208	$306,380
Due after 1 through 5 years	5,665,963	5,688,833	4,628,067	4,636,683
Due after 5 through 10 years	1,392,722	1,393,781	2,567,748	2,560,731
Total non-MBS	7,461,900	7,486,532	7,501,023	7,503,794
Total MBS	6,767,221	6,775,214	6,753,080	6,690,532
Total AFS securities	$14,229,121	$14,261,746	$14,254,103	$14,194,326

Realized Gains and Losses. During the three months ended June 30, 2024, for strategic and economic reasons, we sold two GSE MBS. Proceeds from the sale totaled $220,763, resulting in net realized gains of $1,840 determined by the specific identification method. During the three months ended June 30, 2023, for strategic and economic reasons, we sold a GSE MBS. Proceeds from the sale totaled $85,113, resulting in a net realized loss of $(142) determined by the specific identification method.

Allowance for Credit Losses. At June 30, 2024 and December 31, 2023, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	June 30, 2024
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$3,813,827	$5,954	$(24,706)	$3,795,075
GSE single-family	1,024,990	1,994	(35,611)	991,373
GSE multifamily	554,806	—	(4,919)	549,887
Total HTM securities	$5,393,623	$7,948	$(65,236)	$5,336,335

	December 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,009,493	$1,836	$(39,223)	$3,972,106
GSE single-family	683,944	1,454	(36,334)	649,064
GSE multifamily	563,366	—	(5,137)	558,229
Total HTM securities	$5,256,803	$3,290	$(80,694)	$5,179,399

1    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at June 30, 2024 and December 31, 2023 totaled $19,975 and $21,942, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. There were no sales of HTM securities during the three and six months ended June 30, 2024. During the six months ended June 30, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, resulting in a net realized loss of $(71) determined by the specific identification method.

Allowance for Credit Losses. At June 30, 2024 and December 31, 2023, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	June 30, 2024		December 31, 2023
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$2	7.76
Due in 1 year or less	11,132,790	4.69	9,780,116	4.88
Due after 1 through 2 years	3,664,606	3.62	4,362,389	3.33
Due after 2 through 3 years	2,763,033	3.55	2,683,356	3.25
Due after 3 through 4 years	7,086,282	4.38	4,573,456	4.37
Due after 4 through 5 years	4,234,109	4.31	5,531,135	4.30
Thereafter	8,168,439	3.72	8,946,614	3.44
Total advances, par value	37,049,259	4.18	35,877,068	4.06
Fair-value hedging basis adjustments, net	(496,306)		(319,721)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	3,427		4,497
Total advances[1]	$36,556,380		$35,561,844

1    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2024 and December 31, 2023 of $63,049 and $63,775, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Due in 1 year or less	16,133,662	14,901,928	14,999,940	13,910,616
Due after 1 through 2 years	2,912,456	3,641,289	4,666,606	5,102,289
Due after 2 through 3 years	2,417,973	2,370,466	3,096,033	3,581,356
Due after 3 through 4 years	5,377,082	3,328,746	7,169,382	4,808,556
Due after 4 through 5 years	3,911,056	4,502,482	3,492,859	4,661,135
Thereafter	6,297,030	7,132,155	3,624,439	3,813,114
Total advances, par value	$37,049,259	$35,877,068	$37,049,259	$35,877,068

Advance Concentrations. At June 30, 2024 and December 31, 2023, our top borrower held 13% and 12%, respectively, and our top five borrowers held 38% and 35%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. At June 30, 2024 and December 31, 2023, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	June 30, 2024	December 31, 2023
Fixed-rate long-term mortgages	$8,530,876	$7,711,709
Fixed-rate medium-term[1] mortgages	684,773	740,859
Total mortgage loans held for portfolio, UPB	9,215,649	8,452,568
Unamortized premiums	195,381	179,499
Unamortized discounts	(11,933)	(11,844)
Hedging basis adjustments, net	(5,581)	(6,254)
Total mortgage loans held for portfolio	9,393,516	8,613,969
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$9,393,391	$8,613,844
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at June 30, 2024 and December 31, 2023 of $47,599 and $41,403, respectively.

Type	June 30, 2024	December 31, 2023
Conventional	$8,995,864	$8,298,188
Government-guaranteed or -insured	219,785	154,380
Total mortgage loans held for portfolio, UPB	$9,215,649	$8,452,568

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at June 30, 2024 and December 31, 2023 totaled $50,686 and $61,300, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	June 30, 2024			December 31, 2023
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$69,262,660	$813,364	$1,416,207	$75,336,530	$736,648	$1,533,144
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	1,175,000	1,304	88	610,000	100	319
Interest-rate caps/floors	811,000	601	—	811,000	887	—
Interest-rate forwards	114,300	—	342	57,300	—	337
MDCs	114,429	104	144	57,270	207	12
Total derivatives not designated as hedging instruments	2,214,729	2,009	574	1,535,570	1,194	668
Total derivatives before adjustments	$71,477,389	815,373	1,416,781	$76,872,100	737,842	1,533,812
Netting adjustments and cash collateral[1]		(299,120)	(1,414,439)		(216,678)	(1,526,872)
Total derivatives, net, at estimated fair value		$516,253	$2,342		$521,164	$6,940

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2024 and December 31, 2023, including accrued interest, totaled $1,322,576 and $1,451,464, respectively. Cash collateral received from counterparties and held at June 30, 2024 and December 31, 2023, including accrued interest, totaled $207,258 and $141,271, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. At June 30, 2024 and December 31, 2023, our securities pledged as collateral totaled $2,140 and $15,670, respectively.

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$797,057	$1,415,954	$736,071	$1,521,576
Cleared	18,212	683	1,564	11,887
Total gross recognized amount	815,269	1,416,637	737,635	1,533,463
Gross amounts of netting adjustments and cash collateral
Uncleared	(789,330)	(1,413,756)	(727,850)	(1,514,985)
Cleared	490,210	(683)	511,172	(11,887)
Total gross amounts of netting adjustments and cash collateral	(299,120)	(1,414,439)	(216,678)	(1,526,872)
Net amounts after netting adjustments and cash collateral
Uncleared	7,727	2,198	8,221	6,591
Cleared	508,422	—	512,736	—
Total net amounts after netting adjustments and cash collateral	516,149	2,198	520,957	6,591
Derivative instruments not meeting netting requirements[1]	104	144	207	349
Total derivatives, net, at estimated fair value	$516,253	$2,342	$521,164	$6,940

1    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended June 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$139,209	$130,167	$(239,940)	$29,436
Net gains (losses) on derivatives²	(23,587)	(6,778)	124,299	93,934
Net gains (losses) on hedged items³	19,650	(14,064)	(127,328)	(121,742)
Net impact on net interest income	$135,272	$109,325	$(242,969)	$1,628

Total interest income (expense) recorded in the statement of income[4]	$508,287	$222,574	$(643,171)	$87,690

	Three Months Ended June 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$148,661	$116,903	$(234,848)	$30,716
Net gains (losses) on derivatives²	221,614	68,048	(255,180)	34,482
Net gains (losses) on hedged items³	(223,642)	(85,751)	254,777	(54,616)
Net impact on net interest income	$146,633	$99,200	$(235,251)	$10,582

Total interest income (expense) recorded in the statement of income[4]	$491,905	$200,507	$(543,752)	$148,660

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Six Months Ended June 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$286,559	$260,033	$(489,160)	$57,432
Net gains on derivatives²	134,592	56,983	70,639	262,214
Net gains (losses) on hedged items³	(143,275)	(98,394)	(71,677)	(313,346)
Net impact on net interest income	$277,876	$218,622	$(490,198)	$6,300

Total interest income (expense) recorded in the statement of income[4]	$1,023,144	$442,941	$(1,264,584)	$201,501

	Six Months Ended June 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$266,555	$214,175	$(441,901)	$38,829
Net gains (losses) on derivatives²	38,303	(21,150)	129,196	146,349
Net gains (losses) on hedged items³	(47,135)	(18,521)	(129,893)	(195,549)
Net impact on net interest income	$257,723	$174,504	$(442,598)	$(10,371)

Total interest income (expense) recorded in the statement of income[4]	$926,134	$372,226	$(990,426)	$307,934

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
4    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2024	2023	2024	2023
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(2,591)	$1,904	$4,695	$(8,171)
Interest-rate caps/floors	(175)	516	(272)	(429)
Interest-rate forwards	(172)	723	(328)	58
Net interest settlements[1]	2,239	2,626	4,277	12,444
MDCs	55	(799)	108	(295)
Net gains (losses) on derivatives in other income	$(644)	$4,970	$8,480	$3,607

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

	June 30, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,072,080	$14,229,121	$29,909,431

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(496,306)	$(1,217,636)	$(1,338,834)
For discontinued fair-value hedging relationships	—	198,599	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(496,306)	$(1,019,037)	$(1,338,834)

	December 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$21,624,453	$14,254,103	$36,682,911

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(319,721)	$(1,013,707)	$(1,410,511)
For discontinued fair-value hedging relationships	—	234,825	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(319,721)	$(778,882)	$(1,410,511)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both June 30, 2024 and December 31, 2023 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2024	December 31, 2023
Par value	$22,543,338	$22,737,397
Unamortized discounts	(100,437)	(115,297)
Unamortized concessions	(204)	(263)
Book value	$22,442,697	$22,621,837

Weighted average effective interest rate	5.33%	5.35%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2024	December 31, 2023
Fixed-rate	$39,003,360	$45,009,050
Simple variable-rate	11,759,500	3,389,500
Step-up	1,313,500	1,428,500
Total CO bonds, par value	$52,076,360	$49,827,050

The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2024		December 31, 2023
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$16,213,970	2.72	$20,137,240	3.76
Due after 1 through 2 years	17,737,850	4.22	10,415,280	2.96
Due after 2 through 3 years	5,673,030	1.80	7,537,350	1.48
Due after 3 through 4 years	1,644,780	2.48	2,356,530	1.85
Due after 4 through 5 years	3,004,130	4.13	2,254,120	3.06
Thereafter	7,802,600	3.12	7,126,530	2.81
Total CO bonds, par value	52,076,360	3.26	49,827,050	2.99
Unamortized premiums	28,984		33,792
Unamortized discounts	(9,018)		(10,093)
Unamortized concessions	(10,275)		(8,672)
Fair-value hedging basis adjustments, net	(1,338,834)		(1,410,511)
Total CO bonds	$50,747,217		$48,431,566

The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	June 30, 2024	December 31, 2023
Non-callable / non-putable	$21,336,860	$14,027,225
Callable	30,739,500	35,799,825
Total CO bonds, par value	$52,076,360	$49,827,050

Year of Contractual Maturity or Next Call Date	June 30, 2024	December 31, 2023
Due in 1 year or less	$36,756,970	$42,512,740
Due after 1 through 2 years	12,763,350	4,389,780
Due after 2 through 3 years	659,030	895,850
Due after 3 through 4 years	347,780	327,530
Due after 4 through 5 years	948,630	1,051,620
Thereafter	600,600	649,530
Total CO bonds, par value	$52,076,360	$49,827,050

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

Our required AHP expense, based on 10% of our net earnings, is reported separately as AHP assessments on the Statement of Income as a reduction to income before assessments. Voluntary contributions to our AHP are reported within other expenses.

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2024	2023	2024	2023
Liability at beginning of period	$77,586	$46,615	$68,301	$38,170
Assessments	10,488	10,637	21,623	21,280
Voluntary contributions to AHP	3,444	—	3,444	—
Subsidy usage, net[1]	(17,727)	(4,117)	(19,577)	(6,315)
Liability at end of period	$73,791	$53,135	$73,791	$53,135

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	June 30, 2024	December 31, 2023
Class B-1 [1]	$569,336	$581,687
Class B-2 [2]	1,776,177	1,703,571
Total Class B	$2,345,513	$2,285,258

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2024	2023	2024	2023
Liability at beginning of period	$367,444	$372,487	$369,041	$372,503
Reclassification from capital stock	—	—	—	13
Redemptions/repurchases	(4,326)	(1,865)	(5,923)	(1,894)
Liability at end of period	$363,118	$370,622	$363,118	$370,622

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2024	December 31, 2023
Past contractual redemption date[1]	$857	$738
Year 1 [2]	12,124	15,047
Year 2	16,059	19,179
Year 3	3,674	3,674
Year 4	329,245	329,232
Year 5	1,159	1,171
Total MRCS	$363,118	$369,041

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.
2    Balance at December 31, 2023 includes $5,175 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock was not past its contractual redemption date, but was redeemed when the associated advances were repaid during the six months ended June 30, 2024.

The following table presents the distributions related to our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2024	2023	2024	2023
Recorded as interest expense	$5,505	$4,370	$10,848	$8,480
Recorded as distributions from retained earnings	—	1	—	707
Total	$5,505	$4,371	$10,848	$9,187

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,150,586	$4,332,907	$1,277,258	$4,186,470

Total regulatory capital	$3,169,806	$4,332,907	$3,064,336	$4,186,470
Total regulatory capital-to-assets ratio	4.00%	5.47%	4.00%	5.46%

Leverage capital	$3,962,258	$6,499,360	$3,830,420	$6,279,705
Leverage ratio	5.00%	8.20%	5.00%	8.20%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, March 31, 2024	$41,539	$(13,511)	$28,028
OCI before reclassifications:
Net change in unrealized gains (losses)	(7,074)	—	(7,074)
Reclassifications from OCI to net income:
Net realized (gains) from sale of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(2,433)	(2,433)
Total other comprehensive income (loss)	(8,914)	(2,433)	(11,347)
Balance, June 30, 2024	$32,625	$(15,944)	$16,681

Balance, March 31, 2023	$(57,916)	$(15,512)	$(73,428)
OCI before reclassifications:
Net change in unrealized gains	61,769	—	61,769
Reclassifications from OCI to net income:
Net realized (gains) losses from sale of AFS securities	142	—	142
Pension benefits, net	—	1,206	1,206
Total other comprehensive income	61,911	1,206	63,117
Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	94,242	—	94,242
Reclassifications from OCI to net income:
Net realized (gains) from sale of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(2,189)	(2,189)
Total other comprehensive income (loss)	92,402	(2,189)	90,213
Balance, June 30, 2024	$32,625	$(15,944)	$16,681

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains	13,792	—	13,792
Reclassifications from OCI to net income:
Net realized (gains) losses from sale of AFS securities	142	—	142
Pension benefits, net	—	1,546	1,546
Total other comprehensive income	13,934	1,546	15,480
Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$105,958	$18,936	$124,894	$112,133	$11,460	$123,593
Provision for (reversal of) credit losses	—	(21)	(21)	—	(3)	(3)
Other income	6,539	194	6,733	9,031	120	9,151
Other expenses	28,589	3,684	32,273	26,855	3,893	30,748
Income before assessments	83,908	15,467	99,375	94,309	7,690	101,999
Affordable Housing Program assessments	8,941	1,547	10,488	9,868	769	10,637
Net income	$74,967	$13,920	$88,887	$84,441	$6,921	$91,362

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$221,338	$32,955	$254,293	$202,802	$24,440	$227,242
Provision for (reversal of) credit losses	—	(46)	(46)	—	(2)	(2)
Other income	15,778	313	16,091	39,283	15	39,298
Other expenses	57,551	7,496	65,047	54,272	7,947	62,219
Income before assessments	179,565	25,818	205,383	187,813	16,510	204,323
Affordable Housing Program assessments	19,041	2,582	21,623	19,629	1,651	21,280
Net income	$160,524	$23,236	$183,760	$168,184	$14,859	$183,043

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
June 30, 2024	$69,851,770	$9,393,391	$79,245,161
December 31, 2023	67,994,560	8,613,844	76,608,404

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

	June 30, 2024
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$56,246	$56,246	$56,246	$—	$—	$—
Interest-bearing deposits	921,006	921,006	920,963	43	—	—
Securities purchased under agreements to resell	6,250,000	6,250,000	—	6,250,000	—	—
Federal funds sold	4,497,000	4,497,000	—	4,497,000	—	—
Trading securities	1,076,622	1,076,622	—	1,076,622	—	—
AFS securities	14,261,746	14,261,746	—	14,261,746	—	—
HTM securities	5,393,623	5,336,335	—	5,336,335	—	—
Advances	36,556,380	36,422,167	—	36,422,167	—	—
Mortgage loans held for portfolio, net	9,393,391	8,555,984	—	8,551,529	4,455	—
Accrued interest receivable	212,412	212,412	—	212,412	—	—
Derivative assets, net	516,253	516,253	—	815,373	—	(299,120)
Grantor trust assets[2]	65,928	65,928	65,928	—	—	—

Liabilities:
Deposits	782,177	782,177	—	782,177	—	—
Consolidated obligations:
Discount notes	22,442,697	22,436,633	—	22,436,633	—	—
Bonds	50,747,217	49,936,418	—	49,936,418	—	—
Securities sold under agreements to repurchase	9,691	9,691	—	9,691	—	—
Accrued interest payable	357,292	357,292	—	357,292	—	—
Derivative liabilities, net	2,342	2,342	—	1,416,781	—	(1,414,439)
MRCS	363,118	363,118	363,118	—	—	—

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

Valuation Techniques and Significant Inputs. No significant changes were made during the six months ended June 30, 2024.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	June 30, 2024
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,076,622	$—	$1,076,622	$—	$—
Total trading securities	1,076,622	—	1,076,622	—	—
AFS securities:
U.S. Treasury obligations	5,619,830	—	5,619,830	—	—
GSE and TVA debentures	1,866,702	—	1,866,702	—	—
GSE multifamily MBS	6,775,214	—	6,775,214	—	—
Total AFS securities	14,261,746	—	14,261,746	—	—
Derivative assets:
Interest-rate related	516,149	—	815,269	—	(299,120)
MDCs	104	—	104	—	—
Total derivative assets, net	516,253	—	815,373	—	(299,120)
Other assets:
Grantor trust assets	65,928	65,928	—	—	—
Total assets at recurring estimated fair value	$15,920,549	$65,928	$16,153,741	$—	$(299,120)

Derivative liabilities:
Interest-rate related	$2,198	$—	$1,416,637	$—	$(1,414,439)
MDCs	144	—	144	—	—
Total derivative liabilities, net	2,342	—	1,416,781	—	(1,414,439)
Total liabilities at recurring estimated fair value	$2,342	$—	$1,416,781	$—	$(1,414,439)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2024			December 31, 2023
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$215,144	$332,059	$547,203	$511,923
Commitments for standby bond purchases	—	218,495	218,495	184,960
Unused lines of credit - advances[2]	1,282,550	—	1,282,550	1,196,988
Commitments to fund additional advances[3]	6,687	—	6,687	9,965
Commitments to purchase mortgage loans, net[4]	114,429	—	114,429	57,270
Unsettled CO bonds, at par	165,000	—	165,000	—
1    Excludes unconditional commitments to issue standby letters of credit of $3,963 at June 30, 2024. There were no unconditional commitments to issue standby letters of credit at December 31, 2023.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at June 30, 2024 and December 31, 2023 totaled $1,318,864 and $1,447,218, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At June 30, 2024, the agreements outstanding expire no later than 2029, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of June 30, 2024.

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

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net capital stock issuances (redemptions and repurchases)	$68	$1,402	$385	$3,805
Net advances (repayments)	91,762	(74,218)	3,460	(125,512)
Mortgage loan purchases	23,156	10,881	36,428	14,004

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	June 30, 2024		December 31, 2023
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$58,263	2%	$56,763	2%
Advances	737,744	2%	753,234	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2024 resulting from the 2023 board of directors' election, on January 16, 2024 resulting from a director's resignation, on April 1, 2024 resulting from the board's election of a new director to fill an unexpired term and on June 13, 2024 resulting from a change in a director's affiliation with a member institution.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. On June 30, 2023, the Bank loaned $250,000 to another FHLBank which was repaid on the next business day. There were no loans to or borrowings from other FHLBanks that remained outstanding at June 30, 2024 or December 31, 2023.

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

Economy and Financial Markets. The U.S. economy grew faster than expected in the second quarter of 2024 as U.S. real gross domestic product, according to the U.S. Commerce Department, grew at a seasonally- and inflation-adjusted annual rate of 2.8%, higher than the 2.1% economists had predicted. The report indicated that consumer spending was still strong, despite high borrowing costs and inflation, as households' incomes continued to rise. Although the labor market is gradually slowing down, job gains remained strong and the labor market remained relatively tight as unemployment rates remained low by historical measures.

U.S. inflation eased in June continuing a recent slowdown in price increases. In June 2024, the personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose at an annual rate of 3.0%, according to the Commerce Department. The associated measure of core prices, which excludes volatile food and energy prices, rose 3.3% compared to a year earlier, the smallest annual increase for the core rate since April 2021.

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

The result of lower demand and lower supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell 5.4% year-over-year in June 2024, according to the National Association of Realtors ("NAR"). While home prices reached record highs in June, mortgage rates fell in mid-July to their lowest level since mid-March, leading to optimism that housing affordability could improve slightly in the coming months.

Housing affordability, particularly for first-time home buyers, remains an economic burden and the NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on June 12, 2024, the FOMC decided to maintain the target range at 5.25% to 5.50%, repeating that it "does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation (now close to 3%) is moving sustainably toward" its 2% goal.

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Six Months Ended		Period End
	June 30,		June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Funds Effective	5.33%	4.99%	5.33%	4.76%	5.33%	5.33%
SOFR	5.32%	4.97%	5.32%	4.73%	5.33%	5.38%
1-week Overnight-Indexed Swap	5.33%	5.01%	5.33%	4.78%	5.33%	5.33%
3-month U.S. Treasury yield	5.39%	5.17%	5.39%	4.94%	5.36%	5.34%
2-year U.S Treasury yield	4.84%	4.29%	4.67%	4.32%	4.76%	4.25%
10-year U.S. Treasury yield	4.45%	3.60%	4.30%	3.62%	4.40%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. However, with the rise in the 10-year rate in 2023 and 2024, the yield curve became less inverted.

At its meeting on July 31, 2024, while noting that in recent months there has been some progress toward the Committee’s 2% inflation objective, the FOMC decided to maintain the target range for the federal funds rate at 5.25% to 5.50%.

The FOMC stated that "The Committee judges that the risks to achieving its employment and inflation goals continue to move into better balance. The economic outlook is uncertain, and the Committee is attentive to risks to both sides of its dual mandate."

"In considering any adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2%. In addition, the Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$125	$124	$1	1%	$254	$227	$27	12%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for (reversal of) credit losses	125	124	1	1%	254	227	27	12%
Other income	6	9	(3)		16	39	(23)
Other expenses	32	31	1		65	62	3
Income before assessments	99	102	(3)	(3)%	205	204	1	1%
Affordable Housing Program assessments	10	11	(1)		21	21	—

Net income	89	91	(2)	(3)%	184	183	1	—%
Total other comprehensive income (loss)	(11)	63	(74)		90	16	74

Total comprehensive income	$78	$154	$(76)	(50)%	$274	$199	$75	38%

The decrease in net income for the three months ended June 30, 2024 compared to the corresponding period in the prior year was primarily due to lower interest spreads and lower hedging gains on qualifying fair-value hedging relationships, substantially offset by higher earnings on the portion of the Bank's assets funded by its capital.

The increase in net income for the six months ended June 30, 2024 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital. However, such increase was partially offset by net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period.

The net decrease in total OCI for the three months ended June 30, 2024 compared to the corresponding period in the prior year was substantially due to net unrealized losses on AFS securities. The net increase in total OCI for the six months ended June 30, 2024 compared to the corresponding period in the prior year was due to net unrealized gains on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios	2024	2023	2024	2023
Return on average assets	0.48%	0.50%	0.50%	0.51%
Return on average equity	9.21%	10.16%	9.51%	10.50%

Changes in Financial Condition for the Six Months Ended June 30, 2024. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2024	December 31, 2023	$ Change	% Change
Advances	$36,556	$35,562	$994	3%
Mortgage loans held for portfolio, net	9,393	8,614	779	9%
Liquidity investments[1]	12,801	12,152	649	5%
Other investment securities[2]	19,656	19,451	205	1%
Other assets	839	829	10	1%
Total assets	$79,245	$76,608	$2,637	3%

Consolidated obligations	$73,190	$71,053	$2,137	3%
MRCS	363	369	(6)	(2)%
Other liabilities	1,706	1,442	264	18%
Total liabilities	75,259	72,864	2,395	3%

Capital stock	2,345	2,285	60	3%
Retained earnings[3]	1,624	1,532	92	6%
AOCI (loss)	17	(73)	90	123%
Total capital	3,986	3,744	242	6%

Total liabilities and capital	$79,245	$76,608	$2,637	3%

Total regulatory capital[4]	$4,332	$4,186	$146	3%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at June 30, 2024 and December 31, 2023 of $435 million and $398 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at June 30, 2024 were $79.2 billion, a net increase of $2.6 billion, or 3%, from December 31, 2023.

Advances outstanding at June 30, 2024, at carrying value, totaled $36.6 billion, a net increase of $1.0 billion, or 3%, from December 31, 2023. The par value of advances outstanding increased by 3% to $37.0 billion, which included a net increase in short-term advances of 14% and a net decrease in long-term advances of 1%. At June 30, 2024, long-term advances composed 70% of advances outstanding, while short-term advances composed 30%.

Mortgage loans held for portfolio at June 30, 2024 totaled $9.4 billion, a net increase of $779 million, or 9%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans for the six months ended June 30, 2024 totaled $1.2 billion.

Liquidity investments at June 30, 2024 totaled $12.8 billion, a net increase of $649 million, or 5%, from December 31, 2023. Cash and short-term investments represented 92% of the total liquidity investments at June 30, 2024, while U.S. Treasury obligations represented 8%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at June 30, 2024 totaled $19.7 billion, a net increase of $205 million, or 1%, from December 31, 2023.

The Bank's consolidated obligations outstanding at June 30, 2024 totaled $73.2 billion, a net increase of $2.1 billion, or 3%, from December 31, 2023, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at June 30, 2024 was $4.0 billion, a net increase of $242 million, or 6%, from December 31, 2023. The net increase resulted from the growth in retained earnings, increase in accumulated other comprehensive income and issuances of capital stock to support advance activity.

The Bank's regulatory capital-to-assets ratio at June 30, 2024 was 5.47%, which exceeds all applicable regulatory capital requirements.

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
Analysis of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023.

Interest Income. Interest income for the three months ended June 30, 2024 totaled $1.0 billion, an increase of $84 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets.

Interest income for the six months ended June 30, 2024 totaled $2.0 billion, an increase of $281 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-earning assets.

Interest Expense. Interest expense for the three months ended June 30, 2024 totaled $909 million, an increase of $83 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities.

Interest expense for the six months ended June 30, 2024 totaled $1.8 billion, an increase of $254 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities.

Net Interest Income. As a result, net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital.

The increase in net interest income for the three months ended June 30, 2024 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital, substantially offset by lower interest spreads and lower hedging gains on qualifying fair-value hedging relationships.

The increase in net interest income for the six months ended June 30, 2024 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the three months ended June 30, 2024 of $1.3 million, compared to net hedging gains for the corresponding period in the prior year of $5.4 million, and net hedging gains for the six months ended June 30, 2024 of $5.3 million, compared to net hedging gains for the corresponding period in the prior year of $5.6 million.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$3,437	$46	5.41%	$3,170	$40	5.03%
Federal funds sold	4,034	54	5.42%	5,204	66	5.08%
MBS[3,4]	12,073	192	6.41%	11,342	163	5.76%
Other investment securities[3,4]	8,303	119	5.73%	7,334	98	5.42%
Advances[4]	35,360	508	5.78%	37,042	492	5.33%
Mortgage loans held for portfolio[4,5]	9,118	85	3.72%	7,790	59	3.04%
Other assets (interest-earning)[6]	2,278	30	5.33%	2,595	32	4.91%
Total interest-earning assets	74,603	1,034	5.57%	74,477	950	5.12%
Other assets, net[7]	(535)			(896)
Total assets	$74,068			$73,581

Liabilities and Capital:
Interest-bearing deposits	$897	11	5.23%	$756	9	4.72%
Discount notes	18,674	249	5.36%	22,264	269	4.85%
CO bonds[4]	49,578	643	5.22%	45,801	544	4.76%
MRCS	366	6	6.05%	372	4	4.71%
Other borrowings	—	—	5.48%	11	—	4.87%
Total interest-bearing liabilities	69,515	909	5.26%	69,204	826	4.79%
Other liabilities	673			772
Capital stock	2,338			2,332
All other components of capital	1,542			1,273
Total liabilities and capital	$74,068			$73,581

Net interest income		$125			$124

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.31%			0.33%

Net interest margin[8]			0.67%			0.67%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$2,536	$68	5.41%	$2,998	$72	4.82%
Federal funds sold	4,523	122	5.42%	4,631	111	4.85%
MBS[3,4]	12,006	381	6.38%	11,035	304	5.55%
Other investment securities[3,4]	8,156	233	5.74%	7,422	181	4.93%
Advances[4]	35,668	1,023	5.77%	36,837	926	5.07%
Mortgage loans held for portfolio[4,5]	8,919	162	3.66%	7,750	117	3.04%
Other assets (interest-earning)[6]	2,289	61	5.32%	2,492	58	4.70%
Total interest-earning assets	74,097	2,050	5.56%	73,165	1,769	4.88%
Other assets, net[7]	(511)			(993)
Total assets	$73,586			$72,172

Liabilities and Capital:
Interest-bearing deposits	$818	21	5.22%	$739	17	4.50%
Discount notes	18,721	499	5.36%	22,793	526	4.66%
CO bonds[4]	49,118	1,265	5.18%	44,022	991	4.54%
MRCS	367	11	5.94%	372	8	4.59%
Other borrowings	—	—	5.48%	8	—	4.87%
Total interest-bearing liabilities	69,024	1,796	5.23%	67,934	1,542	4.58%
Other liabilities	675			723
Capital stock	2,328			2,253
All other components of capital	1,559			1,262
Total liabilities and capital	$73,586			$72,172

Net interest income		$254			$227

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.33%			0.30%

Net interest margin[8]			0.69%			0.63%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08

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

Average Balances. The average balances outstanding of interest-earning assets for the three months ended June 30, 2024 increased by 0.2% compared to the corresponding period in the prior year. The average balances of mortgage loans increased 17% as a result of increases in purchases of mortgage loans. MBS and other investment securities increased by 9%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. These increases were substantially offset by the decrease in the average balances of advances of 5%. The average balances outstanding of interest-bearing liabilities for the three months ended June 30, 2024 increased by 1% compared to the corresponding period in the prior year. The average balances of discount notes decreased by 16%, while the average balances of CO bonds increased by 8%, reflecting a change in the mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 4%.

The average balances outstanding of interest-earning assets for the six months ended June 30, 2024 increased by 1% compared to the corresponding period in the prior year. The average balances of mortgage loans increased 15% as a result of increases in purchases of mortgage loans. The average balances of MBS and other investment securities increased by 9%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. These increases were substantially offset by the decrease in the average balances of advances of 3%. The average balances outstanding of interest-bearing liabilities for the six months ended June 30, 2024 increased by 2% compared to the corresponding period in the prior year. The average balances of discount notes decreased by 18%, while the average balances of CO bonds increased by 12%, reflecting a change in the mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 3%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the three months ended June 30, 2024 was 5.57%, an increase of 45 bps compared to the corresponding period in the prior year, resulting substantially from higher market interest rates that led to higher yields on our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of hedging trading securities, for the three months ended June 30, 2024 was 5.26%, an increase of 47 bps due to higher funding costs on all of our interest-bearing liabilities, resulting substantially from higher market interest rates. The net effect was a decrease in the overall net interest spread of 2 bps compared to the corresponding period in the prior year.

The average yield on total interest-earning assets, including the impact of hedging gains/losses but excluding certain impacts of trading securities, for the six months ended June 30, 2024 was 5.56%, an increase of 68 bps compared to the corresponding period in the prior year, resulting substantially from higher market interest rates that led to higher yields on our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of hedging trading securities, for the six months ended June 30, 2024 was 5.23%, an increase of 65 bps due to higher funding costs on all of our interest-bearing liabilities, resulting substantially from higher market interest rates. The net effect was an increase in the overall net interest spread of 3 bps compared to the corresponding period in the prior year.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2024	2023	2024	2023
Net unrealized gains on trading securities¹	$3	$1	$—	$13
Net realized gains (losses) on trading securities²	—	—	(1)	(4)
Net gains (losses) on trading securities	3	1	(1)	9

Net gains (losses) on derivatives hedging trading securities	(2)	(2)	4	(12)
Net gains on other derivatives not designated as hedging instruments³	—	4	—	4
Net interest settlements on economic derivatives[4]	2	3	4	12
Net gains on derivatives	—	5	8	4

Net gains on extinguishment of debt	—	—	—	20

Change in fair value of investments indirectly funding the liabilities under the SERP	—	2	3	4

Net realized gains from sales of investment securities	2	—	2	—

Other, net	1	1	4	2

Total other income	$6	$9	$16	$39

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

The decrease in total other income for the three months ended June 30, 2024 compared to the corresponding period in the prior year was due substantially to a decrease in net gains on derivatives.

The decrease in total other income for the six months ended June 30, 2024 compared to the corresponding period in the prior year was due substantially to net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2024	2023	2024	2023
Compensation and benefits	$15	$15	$32	$32
Other operating expenses	9	9	17	16
Finance Agency and Office of Finance	2	3	6	5
Voluntary allocations to AHP and/or related programs	4	3	7	6
Other	2	1	3	3

Total other expenses	$32	$31	$65	$62

The net increase in total other expenses for the three months ended June 30, 2024 compared to the corresponding period in the prior year was due to several factors, none of which were significant.

The net increase in total other expenses for the six months ended June 30, 2024 compared to the corresponding period in the prior year was due to several factors, none of which were significant.

Our voluntary allocations to our AHP or other affordable housing, small business and community investment programs are part of the Bank's commitment to allocate voluntary funding in 2024 totaling $23 million, based on 5% of its net earnings for 2023, but the timing of the recognition of such allocations in other expenses can vary due to the application of the accounting requirements related to unconditional promises to give.

AHP Assessments. For the three and six months ended June 30, 2024, our required AHP expense was $10 million and $21 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

As a result, the Bank's combined required and voluntary allocation for the six months ended June 30, 2024 totaled $28 million, an increase of $1 million, or 6%, compared to the corresponding period in the prior year.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended June 30, 2024 consisted substantially of net unrealized losses on AFS securities compared to net unrealized gains on AFS securities for the corresponding period in the prior year. Total OCI for the six months ended June 30, 2024 and 2023 consisted substantially of net unrealized gains on AFS securities. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Traditional	2024	2023	2024	2023
Net interest income	$106	$112	$221	$203
Other income	6	9	16	39
Other expenses	28	27	58	54
Income before assessments	84	94	179	188
Affordable Housing Program assessments	9	10	18	20

Net income	$75	$84	$161	$168

The decrease in net income for the traditional segment for the three months ended June 30, 2024 compared to the corresponding period in the prior year was primarily due to lower interest spreads and lower hedging gains on qualifying fair-value hedging relationships, substantially offset by higher earnings on the portion of the Bank's assets funded by its capital.

The decrease in net income for the traditional segment for the six months ended June 30, 2024 compared to the corresponding period in the prior year was primarily due to net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period, substantially offset by higher earnings on the portion of the Bank's assets funded by its capital.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans	2024	2023	2024	2023
Net interest income	$19	$12	$33	$24
Provision for (reversal of) credit losses	—	—	—	—
Other income	—	—	—	—
Other expenses	4	4	7	8
Income before assessments	15	8	26	16
Affordable Housing Program assessments	1	1	3	1

Net income	$14	$7	$23	$15

The increase in net income for the mortgage loans segment for the three and six months ended June 30, 2024 compared to the corresponding periods in the prior year was due to higher earnings on the portion of the Bank's mortgage loans funded by its capital and an increase in the average balance outstanding of mortgage loans.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2024		December 31, 2023
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$36,556	46%	$35,562	46%
Mortgage loans held for portfolio, net	9,393	12%	8,614	11%
Cash and short-term investments	11,724	15%	11,552	15%
Trading securities	1,077	1%	600	1%
MBS	12,169	15%	11,947	16%
Other investment securities	7,487	10%	7,504	10%
Other assets[1]	839	1%	829	1%

Total assets	$79,245	100%	$76,608	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at June 30, 2024 compared to December 31, 2023 did not change significantly.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2024 at carrying value totaled $36.6 billion, a net increase of $994 million, or 3%, compared to December 31, 2023. Advances outstanding, at par, to our insurance company members increased by $427 million, or 3% and advances outstanding, at par, to our depository members increased by $745 million, or 3%, due to higher member demand for advances to support their liquidity needs and manage their balance sheets in the current economic environment.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at June 30, 2024, advances to commercial banks and savings institutions were 48% and advances to credit unions were 14%, resulting in total advances to depository institutions of 62%, while advances to insurance companies were 38%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2024		December 31, 2023
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$16,344	44%	$15,282	42%
Credit unions	5,165	14%	5,471	15%
Former members	1,606	4%	1,617	5%
Total depository institutions	23,115	62%	22,370	62%

Insurance companies:
Captive insurance company[1]	—	—%	115	—%
Other insurance companies	13,928	38%	13,386	38%
Former members[2]	5	—%	5	—%
Total insurance companies	13,933	38%	13,506	38%

CDFIs	1	—%	1	—%

Total advances outstanding	$37,049	100%	$35,877	100%

1    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Rule on FHLBank Membership, had their memberships terminated on February 19, 2021. The outstanding advances to the remaining captive insurer were repaid during the six months ended June 30, 2024.
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

	June 30, 2024		December 31, 2023
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$8,630	23%	$9,099	26%
Due after 1 through 5 years	12,850	35%	12,309	34%
Due after 5 through 15 years	1,666	5%	1,935	5%
Thereafter	12	—%	14	—%
Total	23,158	63%	23,357	65%

Callable or prepayable
Due after 1 through 5 years	55	—%	55	—%
Due after 5 through 15 years	36	—%	36	—%
Total	91	—%	91	—%

Putable
Due after 1 through 5 years	1,128	3%	1,041	3%
Due after 5 through 15 years	4,569	12%	5,134	15%
Total	5,697	15%	6,175	18%

Total fixed-rate	28,946	78%	29,623	83%

Variable-rate:
Without call or put options
Due in 1 year or less	123	—%	311	1%
Due after 1 through 5 years	510	2%	410	1%
Due after 5 through 15 years	50	—%	50	—%
Total	683	2%	771	2%

Callable or prepayable
Due in 1 year or less	2,380	6%	370	1%
Due after 1 through 5 years	3,205	9%	3,335	9%
Due after 5 through 15 years	1,442	4%	1,412	4%
Thereafter	393	1%	366	1%
Total	7,420	20%	5,483	15%

Total variable-rate	8,103	22%	6,254	17%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$37,049	100%	$35,877	100%

The mix of fixed- vs. variable-rate advances at June 30, 2024 changed from December 31, 2023, due primarily to an increase in member demand for a particular short-term variable-rate advance product. At June 30, 2024 and December 31, 2023, fixed-rate advances included $22.6 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the six months ended June 30, 2024, the par value of advances due in one year or less increased by 14%, while advances due after one year decreased by 1%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 30% at June 30, 2024, an increase from 27% at December 31, 2023. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at June 30, 2024 and December 31, 2023 totaled 40% and 39%, respectively. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	June 30, 2024	December 31, 2023
SOFR	$2,680	$2,856
FHLBanks cost of funds	3,072	3,151
EFFR	2,237	—
Other	114	247
Total variable-rate advances, at par value	$8,103	$6,254

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at June 30, 2024, at carrying value, totaled $9.4 billion, a net increase of $779 million, or 9%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Activity	2024	2023	2024	2023
Balance, beginning of period	$8,687	$7,581	$8,453	$7,533
Purchases	751	344	1,159	538
Principal repayments	(222)	(178)	(396)	(324)
Balance, end of period	$9,216	$7,747	$9,216	$7,747

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

	June 30, 2024		December 31, 2023
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$56	—%	$59	—%
Interest-bearing deposits	921	3%	892	3%
Securities purchased under agreements to resell	6,250	19%	6,500	20%
Federal funds sold	4,497	14%	4,101	13%
Total cash and short-term investments	11,724	36%	11,552	36%

Trading securities:
U.S. Treasury obligations	1,077	3%	600	2%
Total trading securities	1,077	3%	600	2%

Total liquidity investments	12,801	39%	12,152	38%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,620	17%	5,697	18%
GSE and TVA debentures	1,867	6%	1,807	6%
GSE multifamily MBS	6,775	21%	6,690	21%
Total AFS securities	14,262	44%	14,194	45%

HTM securities:
Other U.S. obligations single-family MBS	3,814	12%	4,010	13%
GSE single-family MBS	1,025	3%	684	2%
GSE multifamily MBS	555	2%	563	2%
Total HTM securities	5,394	17%	5,257	17%

Total other investment securities	19,656	61%	19,451	62%

Total cash and investments, carrying value	$32,457	100%	$31,603	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at June 30, 2024 totaled $11.7 billion, an increase of $172 million, or 1%, from December 31, 2023. As a result, cash and short-term investments as a percent of total assets remained consistent at 15% at June 30, 2024 and December 31, 2023.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at June 30, 2024 totaled $1.1 billion, an increase of $477 million, or 79%, from December 31, 2023 due to the Bank's intent to purchase shorter-term U.S. Treasury obligations as part of its ongoing liquidity management.

Liquidity investments at June 30, 2024 totaled $12.8 billion, an increase of $649 million, or 5%, from December 31, 2023.

Other Investment Securities. AFS securities at June 30, 2024 totaled $14.3 billion, a net increase of $67 million, or 0.5%, from December 31, 2023.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at June 30, 2024 totaled $33 million, compared to net unrealized losses at December 31, 2023 of $(60) million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2024 totaled $5.4 billion, a net increase of $137 million, or 3%, from December 31, 2023.

Net unrecognized losses on HTM securities at June 30, 2024 totaled $(57) million, a decrease in the net losses of $20 million compared to December 31, 2023, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2024		December 31, 2023
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,462	52%	$7,501	53%
Total MBS fixed-rate	6,767	48%	6,753	47%

Total AFS securities	$14,229	100%	$14,254	100%

HTM Securities:
Total MBS fixed-rate	$198	4%	$199	4%
Total MBS variable-rate	5,196	96%	5,058	96%

Total HTM securities	$5,394	100%	$5,257	100%

AFS and HTM securities:
Total fixed-rate	$14,427	74%	$14,453	74%
Total variable-rate	5,196	26%	5,058	26%

Total AFS and HTM securities	$19,623	100%	$19,511	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2024 remained the same from December 31, 2023. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at June 30, 2024 were $75.3 billion, a net increase of $2.4 billion, or 3%, from December 31, 2023.

Deposits (Liabilities). Total deposits at June 30, 2024 were $782 million, a net increase of $153 million, or 24%, from December 31, 2023. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at June 30, 2024 totaled $73.2 billion, a net increase of $2.1 billion, or 3%, from December 31, 2023, which reflected higher funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2024		December 31, 2023
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,543	30%	$22,737	31%
CO bonds	16,214	22%	20,137	28%
Total due in 1 year or less	38,757	52%	42,874	59%
Long-term CO bonds	35,862	48%	29,690	41%

Total consolidated obligations	$74,619	100%	$72,564	100%

The mix of our funding changed from December 31, 2023 as long-term CO bonds comprised a larger portion of consolidated obligations outstanding at June 30, 2024. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At June 30, 2024 and December 31, 2023, callable CO bonds were 59% and 72%, respectively, of total CO bonds outstanding. The decrease resulted from less favorable market opportunities to issue callable CO bonds.

At June 30, 2024 and December 31, 2023, 78% and 82%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at June 30, 2024 and December 31, 2023 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2024	December 31, 2023
Advances	$22,568	$21,950
Investments	17,406	16,713
Mortgage loans MDCs	229	115
CO bonds	31,274	38,094

Total notional outstanding	$71,477	$76,872

The decrease in the total notional amount outstanding from December 31, 2023 of $5.4 billion, or 7%, was substantially due to a decrease in derivatives hedging CO bonds, driven primarily by an increase in simple variable-rate CO bonds outstanding.

The following table presents the notional amounts of derivatives (cleared and uncleared) by pay or receive leg ($ amounts in millions).

	June 30, 2024		December 31, 2023
Interest rate swaps outstanding	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed rate	$40,203	$32,313	$38,778	$39,019
SOFR	25,410	32,821	31,879	31,390
EFFR	5,864	6,343	6,215	6,463
Total notional	$71,477	$71,477	$76,872	$76,872

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	June 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$(496)	$(1,019)	$1,339	$(176)
Estimated fair value of associated derivatives, net	498	1,200	(1,334)	364

Net cumulative fair-value hedging gains (losses)	$2	$181	$5	$188

Substantially all of the net cumulative gains on AFS securities resulted from a previous strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our London Interbank Offered Rate (LIBOR) transition. The net cumulative fair-value hedging gains on AFS securities includes losses on the terminated swaps that are being amortized into earnings as interest expense over the life of the original swap, but are generally being offset by the lower interest expense on the new swaps.

Total Capital. Total capital at June 30, 2024 was $4.0 billion, a net increase of $242 million, or 6%, from December 31, 2023. The net increase resulted from the growth in retained earnings, increase in accumulated other comprehensive income and issuances of capital stock to support advance activity.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2024	December 31, 2023
Capital stock	59%	61%
Retained earnings	41%	41%
AOCI	—%	(2)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2024 compared to December 31, 2023 were primarily due to an increase in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2024	December 31, 2023
Total GAAP capital	$3,986	$3,744
Exclude: Accumulated other comprehensive (income) loss	(17)	73
Add: MRCS	363	369
Total regulatory capital	$4,332	$4,186

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the six months ended June 30, 2024, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $418.9 billion.

Changes in Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2024 was $553 million, compared to net cash provided by operating activities for the six months ended June 30, 2023 of $271 million. The net increase in cash provided of $282 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	June 30, 2024		December 31, 2023
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,080	40%	$1,031	39%
Credit unions	471	18%	461	17%
Total depository institutions	1,551	58%	1,492	56%
Insurance companies	794	29%	793	30%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,345	87%	2,285	86%

MRCS:
Captive insurance company[1]	—	—%	5	—%
Other former members	363	13%	364	14%
Total MRCS	363	13%	369	14%

Total regulatory capital stock	$2,708	100%	$2,654	100%

1    Balance at December 31, 2023 represents Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock was not past its contractual redemption date, but was redeemed when the associated advances were repaid during the six months ended June 30, 2024.

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	June 30, 2024	December 31, 2023
Required capital stock:
Member capital stock	$1,879	$1,800
MRCS	73	79
Total required capital stock	1,952	1,879

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	466	485
Member capital stock subject to outstanding redemption requests	—	—
MRCS	290	290
Total excess capital stock	756	775

Total regulatory capital stock	$2,708	$2,654

Excess stock as a percentage of regulatory capital stock	28%	29%

The net increase in required capital stock and total regulatory capital stock was due to issuances of capital stock to support increases in credit products. This increase was partially offset by the Bank's voluntary repurchases in the three months ended June 30, 2024 totaling $81 million to reduce the amount of outstanding member excess stock relative to the Bank's total assets.

Capital Distributions. The total amount of the dividend to be paid is based on the declared dividend rate for each sub-series of Class B capital stock and the average number of shares of each sub-series held by members during the dividend payment period (applicable quarter). The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average dividend rate[1]	7.87%	5.44%	7.64%	5.14%
Dividend payout ratio[2]	53.39%	32.80%	49.88%	30.56%

1    Annualized dividends paid in cash during the period, including the portion recorded as interest expense on MRCS, divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
2    Dividends paid in cash during the period, excluding the portion recorded as interest expense on MRCS, divided by net income for that same period.

On July 25, 2024, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.00 percentage points. The overall weighted-average annualized rate paid on capital stock, including MRCS, was 7.82%. The dividends were paid in cash on July 26, 2024.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at June 30, 2024 and December 31, 2023 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2024	December 31, 2023
Credit risk	$179	$211
Market risk	706	771
Operational risk	266	295

Total risk-based capital requirement	$1,151	$1,277

Permanent capital	$4,332	$4,186

Permanent capital as a percentage of required risk-based capital	377%	328%

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the market risk component due to changes in the market environment, including changes in interest rates, CO-swap basis, volatility and option-adjusted spreads, and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at June 30, 2024 remained well in excess of our total risk-based capital requirement.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the Finance Agency issued a written report titled "FHLBank System at 100: Focusing on the Future" (System at 100 Report), presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (i) the mission of the FHLBank System; (ii) the FHLBank System as a stable and reliable source of liquidity; (iii) housing and community development; and (iv) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

The Finance Agency made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

In April 2024, the Finance Agency provided an update on its plan to implement the System at 100 Report’s recommendations and announced key priorities for 2024, including, among others, (i) clarifying the FHLBank System mission; (ii) aligning eligibility requirements for different types of FHLBank members; and (iii) streamlining requirements related to the AHP. The Finance Agency stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.

On May 16, 2024, the Finance Agency issued a request for input on updates to the mission statement for the FHLBank System, establishment of methods for measuring and evaluating mission achievement, which could include updating the list of the FHLBanks' core mission activities, and institution of a member incentive program that would provide added benefits in accordance with the members' respective engagement with the FHLBanks' housing finance and community development mission.

On June 20, 2024, the Finance Agency issued a request for input regarding the efficiency and effectiveness of the FHLBanks' AHP competitive application process, including scope, complexity, documentation requirements, and interaction with other funders' requirements, as well as suggestion for potential improvements, such as simplification of the AHP application process.

Feedback received from commentators in response to the Finance Agency's requests for input may impact future Finance Agency supervisory, advisory, regulatory, or statutory proposals.

We continue to monitor the Finance Agency’s efforts to implement the recommendations from the System at 100 Report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank, its members, or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments and Item 1A. Risk Factors - Business Risk - Legislative and Regulatory - Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership of the Bank’s 2023 Form 10-K.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2024, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 38% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers. The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	June 30, 2024
Borrower	Amount	% of Total
Old National Bank	$4,775	13%
The Lincoln National Life Insurance Company	3,200	8%
Jackson National Life Insurance Company	2,560	7%
First National Bank of America	1,856	5%
Delaware Life Insurance Company	1,838	5%
Subtotal - five largest borrowers	14,229	38%
Next five largest borrowers	6,906	19%
Remaining borrowers	15,914	43%
Total advances, par value	$37,049	100%

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

	June 30, 2024
Country	AA	A	Total
Domestic	$—	$1,238	$1,238
Australia	1,300	—	1,300
Canada	—	1,580	1,580
Finland	950	—	950
Netherlands	—	350	350
Total unsecured credit exposure	$2,250	$3,168	$5,418

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At June 30, 2024, these investments totaled 296% of total regulatory capital.

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

	June 30, 2024
Investment	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$—	$921	$—	$921
Securities purchased under agreements to resell	750	5,100	400	6,250
Federal funds sold	2,250	2,247	—	4,497
Total short-term investments	3,000	8,268	400	11,668

Trading securities:
U.S. Treasury obligations	1,077	—	—	1,077
Total trading securities	1,077	—	—	1,077

Other investment securities:
U.S. Treasury obligations	5,620	—		5,620
GSE and TVA debentures	1,867	—	—	1,867
GSE MBS	8,355	—	—	8,355
Other U.S. obligations single-family MBS	3,814	—	—	3,814
Total other investment securities	19,656	—	—	19,656

Total investments, carrying value	$23,733	$8,268	$400	$32,401

Percentage of total	73%	26%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

	Three Months Ended	Six Months Ended
LRA Activity	June 30, 2024	June 30, 2024
Liability, beginning of period	$241	$243
Additions	9	14
Claims paid	—	—
Distributions to Participating Financial Institutions	(10)	(17)
Liability, end of period	$240	$240

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	June 30, 2024
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$7,939	$78	$(75)	$3
Cleared derivatives[1]	28,386	18	491	509
Liability positions with credit exposure
Uncleared derivatives - A	15,788	(305)	309	4
Total derivative positions with credit exposure to non-member counterparties	52,113	(209)	725	516
Total derivative positions with credit exposure to member institutions[2]	32	—	—	—
Subtotal - derivative positions with credit exposure	52,145	$(209)	$725	$516
Derivative positions without credit exposure	19,332

Total derivative positions	$71,477

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	June 30, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,352	$4,307	$4,248	$4,182	$4,107
Percent change in MVE from base	2.4%	1.4%	—%	(1.6)%	(3.3)%
MVE/book value of equity	100.0%	99.0%	97.7%	96.1%	94.4%
Duration of equity	0.9	1.2	1.5	1.7	1.9

	December 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,134	$4,153	$4,143	$4,108	$4,055
Percent change in MVE from base	(0.2)%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	100.5%	101.0%	100.7%	99.9%	98.6%
Duration of equity	(0.9)	(0.1)	0.5	1.1	1.4

The changes in these key metrics from December 31, 2023 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at June 30, 2024 and December 31, 2023 was 0.05% and 0.00% , respectively.

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

As of June 30, 2024, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

10.1*+
Federal Home Loan Bank of Indianapolis Incentive Plan, effective January 1, 2012, as amended and restated, effective as of January 1, 2024 incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on April 19, 2024

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 8, 2024	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer