Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Indianapolis
filed 2024-11-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2024
Class A Stock, par value $100	—
Class B Stock, par value $100	28,486,636

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2024	December 31, 2023
Assets:
Cash and due from banks	$54,850	$58,844
Interest-bearing deposits (Note 3)	1,022,126	892,049
Securities purchased under agreements to resell (Note 3)	7,000,000	6,500,000
Federal funds sold (Note 3)	2,100,000	4,101,000
Trading securities (Note 3)	1,101,326	600,063
Available-for-sale securities (amortized cost of $14,549,183 and $14,254,103) (Note 3)	14,548,077	14,194,326
Held-to-maturity securities (estimated fair values of $5,736,809 and $5,179,399) (Note 3)	5,784,355	5,256,803
Advances (Note 4)	38,600,001	35,561,844
Mortgage loans held for portfolio, net (Note 5)	9,954,564	8,613,844
Accrued interest receivable	207,584	203,809
Derivative assets, net (Note 6)	571,655	521,164
Other assets	114,011	104,658

Total assets	$81,058,549	$76,608,404

Liabilities:
Deposits	$746,889	$628,811
Consolidated obligations (Note 7):
Discount notes	19,641,098	22,621,837
Bonds	55,347,902	48,431,566
Total consolidated obligations, net	74,989,000	71,053,403
Accrued interest payable	327,033	327,237
Affordable Housing Program payable (Note 8)	79,770	68,301
Derivative liabilities, net (Note 6)	4,668	6,940
Mandatorily redeemable capital stock (Note 9)	363,094	369,041
Other liabilities	420,757	410,774

Total liabilities	76,931,211	72,864,507

Commitments and contingencies (Note 13)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 24,762,930 and 22,852,579	2,476,293	2,285,258
Retained earnings:
Unrestricted	1,214,739	1,134,132
Restricted	452,987	398,039
Total retained earnings	1,667,726	1,532,171
Total accumulated other comprehensive income (loss) (Note 10)	(16,681)	(73,532)

Total capital	4,127,338	3,743,897

Total liabilities and capital	$81,058,549	$76,608,404
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income:
Advances	$548,614	$502,446	$1,571,758	$1,428,580
Interest-bearing deposits	28,398	33,915	88,946	91,808
Securities purchased under agreements to resell	66,559	24,140	134,795	95,807
Federal funds sold	35,309	65,045	157,163	176,431
Trading securities	10,466	2,412	24,429	7,780
Available-for-sale securities	225,375	212,408	668,316	584,634
Held-to-maturity securities	82,579	69,221	239,512	176,701
Mortgage loans held for portfolio	93,065	64,320	255,364	181,203
Total interest income	1,090,365	973,907	3,140,283	2,742,944

Interest Expense:
Consolidated obligation discount notes	252,005	232,918	750,961	759,091
Consolidated obligation bonds	692,230	598,526	1,956,814	1,588,952
Deposits	11,339	10,160	32,576	26,875
Mandatorily redeemable capital stock	5,023	4,348	15,871	12,828
Total interest expense	960,597	845,952	2,756,222	2,387,746

Net interest income	129,768	127,955	384,061	355,198
Provision for (reversal of) credit losses	(68)	(233)	(114)	(234)

Net interest income after provision for (reversal of) credit losses	129,836	128,188	384,175	355,432

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	—	(6,568)	1,840	(6,781)
Net gains on trading securities	24,704	2,141	23,336	11,213
Net gains (losses) on derivatives	(20,302)	4,883	(11,822)	8,490
Net gains on extinguishment of debt	—	—	—	19,846
Other, net	5,076	(359)	12,216	6,627
Total other income	9,478	97	25,570	39,395

Other Expenses:
Compensation and benefits	14,643	14,215	46,434	45,928
Other operating expenses	8,961	8,313	26,256	24,342
Federal Housing Finance Agency	1,396	1,711	4,188	5,134
Office of Finance	1,474	1,300	4,231	3,380
Other, net	11,193	1,412	21,606	10,385
Total other expenses	37,667	26,951	102,715	89,169

Income before assessments	101,647	101,334	307,030	305,658

Affordable Housing Program assessments	10,667	10,568	32,290	31,849

Net income	$90,980	$90,766	$274,740	$273,809
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$90,980	$90,766	$274,740	$273,809

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(33,731)	(17,458)	58,671	(3,524)

Pension benefits, net	369	547	(1,820)	2,093

Total other comprehensive income (loss)	(33,362)	(16,911)	56,851	(1,431)

Total comprehensive income	$57,618	$73,855	$331,591	$272,378

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2024 and 2023
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470

Comprehensive income (loss)			72,784	18,196	90,980	(33,362)	57,618

Proceeds from issuance of capital stock	1,308	130,780					130,780

Redemption/repurchase of capital stock	—	—					—

Cash dividends on capital stock (8.17% annualized)			(47,530)	—	(47,530)		(47,530)

Balance, September 30, 2024	24,763	$2,476,293	$1,214,739	$452,987	$1,667,726	$(16,681)	$4,127,338

Balance, June 30, 2023	23,805	$2,380,490	$1,054,312	$359,161	$1,413,473	$(10,311)	$3,783,652

Comprehensive income (loss)			72,613	18,153	90,766	(16,911)	73,855

Proceeds from issuance of capital stock	467	46,754					46,754

Redemption/repurchase of capital stock	(2,000)	(199,998)					(199,998)

Cash dividends on capital stock (6.07% annualized)			(35,292)	—	(35,292)		(35,292)

Balance, September 30, 2023	22,272	$2,227,246	$1,091,633	$377,314	$1,468,947	$(27,222)	$3,668,971

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2024 and 2023
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			219,792	54,948	274,740	56,851	331,591

Proceeds from issuance of capital stock	2,721	272,077					272,077

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.07% annualized)			(139,185)	—	(139,185)		(139,185)

Balance, September 30, 2024	24,763	$2,476,293	$1,214,739	$452,987	$1,667,726	$(16,681)	$4,127,338

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income (loss)			219,047	54,762	273,809	(1,431)	272,378

Proceeds from issuance of capital stock	3,044	304,443					304,443

Redemption/repurchase of capital stock	(2,003)	(200,309)					(200,309)

Shares reclassified to mandatorily redeemable capital stock, net	—	(13)					(13)

Cash dividends on capital stock (5.35% annualized)			(91,226)	—	(91,226)		(91,226)

Balance, September 30, 2023	22,272	$2,227,246	$1,091,633	$377,314	$1,468,947	$(27,222)	$3,668,971

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$274,740	$273,809
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	24,723	11,780
Changes in net derivative and hedging activities	(407,141)	286,685
Net (gains) on extinguishment of debt	—	(19,846)
Provision for (reversal of) credit losses	(114)	(234)
Net (gains) on trading securities	(23,336)	(11,213)
Other adjustments	(1,840)	6,781
Changes in:
Accrued interest receivable	(2,475)	(30,461)
Other assets	(5,499)	(1,476)
Accrued interest payable	(381)	193,691
Other liabilities	6,661	31,933
Total adjustments, net	(409,402)	467,640

Net cash provided by (used in) operating activities	(134,662)	741,449

Investing Activities:
Net change in:
Interest-bearing deposits	152,808	208,452
Securities purchased under agreements to resell	(500,000)	1,100,000
Federal funds sold	2,001,000	(244,000)
Trading securities:
Proceeds from maturities	250,000	1,400,000
Proceeds from sales	—	494,063
Purchases	(727,928)	(99,219)
Available-for-sale securities:
Proceeds from paydowns and maturities	305,200	195,419
Proceeds from sales	220,763	592,660
Purchases	(509,238)	(2,500,969)
Held-to-maturity securities:
Proceeds from paydowns and maturities	403,128	353,651
Proceeds from sales	—	9,769
Purchases	(932,855)	(1,362,972)
Advances:
Principal repayments	205,802,399	231,653,753
Disbursements to members	(208,461,952)	(229,991,274)
Mortgage loans held for portfolio:
Principal collections	658,105	524,847
Purchases from members	(2,001,360)	(1,109,547)
Purchases of premises, software, and equipment	(9,842)	(2,968)
Loans to other Federal Home Loan Banks:
Principal repayments	57,000	1,080,000
Disbursements	(57,000)	(1,080,000)

Net cash provided by (used in) investing activities	(3,349,772)	1,221,665
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Financing Activities:
Net change in deposits	95,958	12,544
Net proceeds on derivative contracts with financing elements	7,726	6,853
Net proceeds from issuance of consolidated obligations:
Discount notes	613,972,458	586,899,725
Bonds	28,016,875	18,410,888
Payments for matured and retired consolidated obligations:
Discount notes	(616,947,680)	(596,814,327)
Bonds	(21,710,800)	(10,451,793)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	500,000
Principal repayments	—	(500,000)
Proceeds from issuance of capital stock	272,077	304,443
Payments for redemption/repurchase of capital stock	(81,042)	(200,309)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(5,947)	(4,608)
Dividend payments on capital stock	(139,185)	(91,226)

Net cash provided by (used in) financing activities	3,480,440	(1,927,810)

Net increase (decrease) in cash and due from banks	(3,994)	35,304

Cash and due from banks at beginning of period	58,844	21,161

Cash and due from banks at end of period	$54,850	$56,465

Supplemental Disclosures:
Cash activities:
Interest payments	$2,776,609	$2,109,305
Affordable Housing Program payments	26,642	11,975
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	233,756
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2023 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2024.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three or nine months ended September 30, 2024.

Recently Issued Accounting Guidance

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). On November 27, 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through requiring enhanced disclosures about significant segment expenses regularly reported to the chief operating decision maker and other segment items included in an entity's reported measure of segment profit and loss.

The retrospective application of this guidance, which becomes effective for our 2024 Form 10-K and interim periods thereafter, will have no effect on our financial condition, results of operations, or cash flows, but will impact our segment disclosures included in Note 11 - Segment Information.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At September 30, 2024 and December 31, 2023, 96% and 97% respectively, of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At September 30, 2024 and December 31, 2023, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2024	December 31, 2023
U.S. Treasury obligations	$1,101,326	$600,063
Total trading securities at estimated fair value	$1,101,326	$600,063

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains on trading securities held at period end	$24,704	$2,141	$22,867	$4,537
Net gains on trading securities that matured/sold during the period	—	—	469	6,676
Net gains on trading securities	$24,704	$2,141	$23,336	$11,213

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,827,107	$2,371	$(4,024)	$5,825,454
GSE and TVA debentures	1,607,395	14,603	(48)	1,621,950
GSE multifamily MBS	7,114,681	17,340	(31,348)	7,100,673
Total AFS securities	$14,549,183	$34,314	$(35,420)	$14,548,077

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,708,713	$738	$(12,595)	$5,696,856
GSE and TVA debentures	1,792,310	14,628	—	1,806,938
GSE multifamily MBS	6,753,080	7,571	(70,119)	6,690,532
Total AFS securities	$14,254,103	$22,937	$(82,714)	$14,194,326
1    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At September 30, 2024 and December 31, 2023, net unamortized discounts totaled $(244,052) and $(278,669), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(492,074) and $(778,882), respectively. Excludes accrued interest receivable at September 30, 2024 and December 31, 2023 of $65,050 and $72,005, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$3,606,668	$(4,024)	$—	$—	$3,606,668	$(4,024)
GSE and TVA debentures	29,123	(48)	—	—	29,123	(48)
GSE multifamily MBS	1,075,466	(5,184)	2,654,808	(26,164)	3,730,274	(31,348)
Total impaired AFS securities	$4,711,257	$(9,256)	$2,654,808	$(26,164)	$7,366,065	$(35,420)

	December 31, 2023
	Less than 12 months		12 months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$4,785,547	$(11,716)	$239,902	$(879)	$5,025,449	$(12,595)
GSE multifamily MBS	2,163,506	(14,970)	2,982,742	(55,149)	5,146,248	(70,119)
Total impaired AFS securities	$6,949,053	$(26,686)	$3,222,644	$(56,028)	$10,171,697	$(82,714)
Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$119,238	$119,486	$305,208	$306,380
Due after 1 through 5 years	6,146,759	6,160,317	4,628,067	4,636,683
Due after 5 through 10 years	1,168,505	1,167,601	2,567,748	2,560,731
Total non-MBS	7,434,502	7,447,404	7,501,023	7,503,794
Total MBS	7,114,681	7,100,673	6,753,080	6,690,532
Total AFS securities	$14,549,183	$14,548,077	$14,254,103	$14,194,326

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$—	$507,547	$220,763	$592,660

Gross gains on sales	$—	$340	$1,840	$340
Gross (losses) on sales	—	(6,908)	—	(7,050)
Net gains (losses) on sales of AFS securities	$—	$(6,568)	$1,840	$(6,710)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Allowance for Credit Losses. At September 30, 2024 and December 31, 2023, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	September 30, 2024
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$3,703,998	$5,476	$(29,740)	$3,679,734
GSE single-family	1,537,400	5,425	(25,036)	1,517,789
GSE multifamily	542,957	2	(3,673)	539,286
Total HTM securities	$5,784,355	$10,903	$(58,449)	$5,736,809

	December 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,009,493	$1,836	$(39,223)	$3,972,106
GSE single-family	683,944	1,454	(36,334)	649,064
GSE multifamily	563,366	—	(5,137)	558,229
Total HTM securities	$5,256,803	$3,290	$(80,694)	$5,179,399

1    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at September 30, 2024 and December 31, 2023 totaled $19,215 and $21,942, respectively.

Contractual Maturity. HTM securities are not presented by contractual maturity because they consisted entirely of MBS, whose actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. There were no sales of HTM securities during the three and nine months ended September 30, 2024 or the three months ended September 30, 2023. During the nine months ended September 30, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, resulting in realized losses of $(71) determined by the specific identification method.

Allowance for Credit Losses. At September 30, 2024 and December 31, 2023, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	September 30, 2024		December 31, 2023
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$2	7.76
Due in 1 year or less	12,853,978	4.47	9,780,116	4.88
Due after 1 through 2 years	3,073,659	3.36	4,362,389	3.33
Due after 2 through 3 years	3,758,282	3.98	2,683,356	3.25
Due after 3 through 4 years	6,217,171	4.21	4,573,456	4.37
Due after 4 through 5 years	4,791,080	4.17	5,531,135	4.30
Thereafter	7,842,451	3.69	8,946,614	3.44
Total advances, par value	38,536,621	4.09	35,877,068	4.06
Fair-value hedging basis adjustments, net	60,490		(319,721)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	2,890		4,497
Total advances[1]	$38,600,001		$35,561,844

1    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2024 and December 31, 2023 of $65,138 and $63,775, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Due in 1 year or less	17,415,461	14,901,928	17,346,128	13,910,616
Due after 1 through 2 years	2,841,559	3,641,289	3,875,659	5,102,289
Due after 2 through 3 years	2,487,172	2,370,466	4,143,382	3,581,356
Due after 3 through 4 years	5,449,168	3,328,746	6,034,171	4,808,556
Due after 4 through 5 years	4,371,430	4,502,482	3,643,830	4,661,135
Thereafter	5,971,831	7,132,155	3,493,451	3,813,114
Total advances, par value	$38,536,621	$35,877,068	$38,536,621	$35,877,068

Advance Concentrations. At September 30, 2024 and December 31, 2023, our top borrower held 12% and our top five borrowers held 39% and 35%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. At September 30, 2024 and December 31, 2023, based upon our credit analysis and the repayment history on advances, our credit extension and collateral policies and the collateral held as security, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	September 30, 2024	December 31, 2023
Fixed-rate long-term mortgages	$9,100,330	$7,711,709
Fixed-rate medium-term[1] mortgages	659,003	740,859
Total mortgage loans held for portfolio, UPB	9,759,333	8,452,568
Unamortized premiums	210,711	179,499
Unamortized discounts	(11,917)	(11,844)
Hedging basis adjustments, net	(3,438)	(6,254)
Total mortgage loans held for portfolio	9,954,689	8,613,969
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$9,954,564	$8,613,844
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at September 30, 2024 and December 31, 2023 of $53,212 and $41,403, respectively.

Type	September 30, 2024	December 31, 2023
Conventional	$9,516,317	$8,298,188
Government-guaranteed or -insured	243,016	154,380
Total mortgage loans held for portfolio, UPB	$9,759,333	$8,452,568

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at September 30, 2024 and December 31, 2023 totaled $63,766 and $61,300, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	September 30, 2024			December 31, 2023
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$67,736,396	$534,361	$1,018,922	$75,336,530	$736,648	$1,533,144
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7,749,705	2,463	21	610,000	100	319
Interest-rate caps/floors	906,100	726	—	811,000	887	—
Interest-rate forwards	229,300	301	4	57,300	—	337
MDCs	229,939	126	285	57,270	207	12
Total derivatives not designated as hedging instruments	9,115,044	3,616	310	1,535,570	1,194	668
Total derivatives before adjustments	$76,851,440	537,977	1,019,232	$76,872,100	737,842	1,533,812
Netting adjustments and cash collateral[1]		33,678	(1,014,564)		(216,678)	(1,526,872)
Total derivatives, net, at estimated fair value		$571,655	$4,668		$521,164	$6,940

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2024 and December 31, 2023, including accrued interest, totaled $1,167,218 and $1,451,464, respectively. Cash collateral received from counterparties and held at September 30, 2024 and December 31, 2023, including accrued interest, totaled $118,975 and $141,271, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. At September 30, 2024 and December 31, 2023, our securities pledged as collateral totaled $19,340 and $15,670, respectively.

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$479,879	$1,017,359	$736,071	$1,521,576
Cleared	57,972	1,588	1,564	11,887
Total gross recognized amount	537,851	1,018,947	737,635	1,533,463
Gross amounts of netting adjustments and cash collateral
Uncleared	(470,366)	(1,012,976)	(727,850)	(1,514,985)
Cleared	504,044	(1,588)	511,172	(11,887)
Total gross amounts of netting adjustments and cash collateral	33,678	(1,014,564)	(216,678)	(1,526,872)
Net amounts after netting adjustments and cash collateral
Uncleared	9,513	4,383	8,221	6,591
Cleared	562,016	—	512,736	—
Total net amounts after netting adjustments and cash collateral	571,529	4,383	520,957	6,591
Derivative instruments not meeting netting requirements[1]	126	285	207	349
Total derivatives, net, at estimated fair value	$571,655	$4,668	$521,164	$6,940

1    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended September 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$134,889	$127,902	$(225,291)	$37,500
Net gains (losses) on derivatives²	(430,385)	(156,449)	536,406	(50,428)
Net gains (losses) on hedged items³	436,271	145,298	(540,232)	41,337
Price alignment interest	(2,171)	(5,896)	(476)	(8,543)
Net impact on net interest income	$138,604	$110,855	$(229,593)	$19,866

Total interest income (expense) recorded in the statement of income[4]	$548,614	$225,375	$(692,230)	$81,759

	Three Months Ended September 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$160,877	$129,012	$(253,041)	$36,848
Net gains (losses) on derivatives²	127,214	153,092	(37,033)	243,273
Net gains (losses) on hedged items³	(130,274)	(169,185)	46,695	(252,764)
Price alignment interest	(7,950)	(9,105)	(140)	(17,195)
Net impact on net interest income	$149,867	$103,814	$(243,519)	$10,162

Total interest income (expense) recorded in the statement of income[4]	$502,446	$212,408	$(598,526)	$116,328

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Nine Months Ended September 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$421,449	$387,935	$(714,451)	$94,933
Net gains (losses) on derivatives²	(283,282)	(83,960)	607,616	240,374
Net gains (losses) on hedged items³	292,996	46,904	(611,909)	(272,009)
Price alignment interest	(14,682)	(21,402)	(1,047)	(37,131)
Net impact on net interest income	$416,481	$329,477	$(719,791)	$26,167

Total interest income (expense) recorded in the statement of income[4]	$1,571,758	$668,316	$(1,956,814)	$283,260

	Nine Months Ended September 30, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$427,432	$343,187	$(694,942)	$75,677
Net gains on derivatives²	175,360	150,472	92,404	418,236
Net gains (losses) on hedged items³	(177,409)	(188,067)	(83,198)	(448,674)
Price alignment interest	(17,794)	(22,188)	(380)	(40,362)
Net impact on net interest income	$407,589	$283,404	$(686,116)	$4,877

Total interest income (expense) recorded in the statement of income[4]	$1,428,580	$584,634	$(1,588,952)	$424,262

1    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
2    Includes increases (decreases) in estimated fair value and swap termination fees.
3    Includes increases (decreases) in estimated fair value and amortization of net gains and losses on ineffective and discontinued fair-value hedging relationships.
4    For advances, AFS securities and CO bonds only.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2024	2023	2024	2023
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(22,294)	$26	$(17,599)	$(8,145)
Interest-rate caps/floors	(500)	431	(772)	2
Interest-rate forwards	(2,063)	794	(2,391)	852
Net interest settlements[1]	2,591	4,878	6,868	17,322
MDCs	1,964	(1,246)	2,072	(1,541)
Net gains (losses) on derivatives in other income	$(20,302)	$4,883	$(11,822)	$8,490

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

	September 30, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$23,125,222	$14,549,183	$28,596,190

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$60,490	$(676,717)	$(798,601)
For discontinued fair-value hedging relationships	—	184,643	—
Total cumulative fair-value hedging basis adjustments on hedged items	$60,490	$(492,074)	$(798,601)

	December 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$21,624,453	$14,254,103	$36,682,911

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(319,721)	$(1,013,707)	$(1,410,511)
For discontinued fair-value hedging relationships	—	234,825	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(319,721)	$(778,882)	$(1,410,511)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both September 30, 2024 and December 31, 2023 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2024	December 31, 2023
Par value	$19,723,487	$22,737,397
Unamortized discounts	(82,230)	(115,297)
Unamortized concessions	(159)	(263)
Book value	$19,641,098	$22,621,837

Weighted average effective interest rate	4.97%	5.35%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2024	December 31, 2023
Fixed-rate	$37,546,295	$45,009,050
Simple variable-rate	17,289,500	3,389,500
Step-up	1,303,500	1,428,500
Total CO bonds, par value	$56,139,295	$49,827,050

The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2024		December 31, 2023
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$22,881,160	3.53	$20,137,240	3.76
Due after 1 through 2 years	16,351,745	3.50	10,415,280	2.96
Due after 2 through 3 years	3,997,970	2.14	7,537,350	1.48
Due after 3 through 4 years	1,965,940	2.67	2,356,530	1.85
Due after 4 through 5 years	3,194,980	4.14	2,254,120	3.06
Thereafter	7,747,500	3.20	7,126,530	2.81
Total CO bonds, par value	56,139,295	3.38	49,827,050	2.99
Unamortized premiums	26,790		33,792
Unamortized discounts	(8,542)		(10,093)
Unamortized concessions	(11,040)		(8,672)
Fair-value hedging basis adjustments, net	(798,601)		(1,410,511)
Total CO bonds	$55,347,902		$48,431,566

The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Call Feature	September 30, 2024	December 31, 2023
Non-callable / non-putable	$27,139,295	$14,027,225
Callable	29,000,000	35,799,825
Total CO bonds, par value	$56,139,295	$49,827,050

Year of Contractual Maturity or Next Call Date	September 30, 2024	December 31, 2023
Due in 1 year or less	$42,456,660	$42,512,740
Due after 1 through 2 years	11,309,745	4,389,780
Due after 2 through 3 years	524,970	895,850
Due after 3 through 4 years	604,940	327,530
Due after 4 through 5 years	732,480	1,051,620
Thereafter	510,500	649,530
Total CO bonds, par value	$56,139,295	$49,827,050

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Affordable Housing Program

Our required AHP expense, based on 10% of our net earnings, is reported separately as AHP assessments on the Statement of Income as a reduction to income before assessments. Voluntary contributions to our AHP are reported within other expenses.

The following table summarizes the activity in our AHP funding obligation.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2024	2023	2024	2023
Liability at beginning of period	$73,791	$53,135	$68,301	$38,170
Assessments	10,667	10,568	32,290	31,849
Voluntary contributions to AHP	2,377	—	5,821	—
Subsidy usage, net[1]	(7,065)	(5,659)	(26,642)	(11,975)
Liability at end of period	$79,770	$58,044	$79,770	$58,044

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	September 30, 2024	December 31, 2023
Class B-1 [1]	$622,470	$581,687
Class B-2 [2]	1,853,823	1,703,571
Total Class B	$2,476,293	$2,285,258

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2024	2023	2024	2023
Liability at beginning of period	$363,118	$370,622	$369,041	$372,503
Reclassification from capital stock	—	—	—	13
Redemptions/repurchases	(24)	(2,714)	(5,947)	(4,608)
Liability at end of period	$363,094	$367,908	$363,094	$367,908

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2024	December 31, 2023
Past contractual redemption date[1]	$9,838	$738
Year 1 [2]	3,529	15,047
Year 2	19,323	19,179
Year 3	—	3,674
Year 4	329,245	329,232
Year 5	1,159	1,171
Total MRCS	$363,094	$369,041

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.
2    Balance at December 31, 2023 includes $5,175 of Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock was not past its contractual redemption date, but was redeemed when the associated advances were repaid during the nine months ended September 30, 2024.

The following table presents the distributions related to our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2024	2023	2024	2023
Recorded as interest expense	$5,023	$4,348	$15,871	$12,828
Recorded as distributions from retained earnings	—	—	—	707
Total	$5,023	$4,348	$15,871	$13,535

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,236,039	$4,507,113	$1,277,258	$4,186,470

Total regulatory capital	$3,242,342	$4,507,113	$3,064,336	$4,186,470
Total regulatory capital-to-assets ratio	4.00%	5.56%	4.00%	5.46%

Leverage capital	$4,052,927	$6,760,670	$3,830,420	$6,279,705
Leverage ratio	5.00%	8.34%	5.00%	8.20%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, June 30, 2024	$32,625	$(15,944)	$16,681
OCI before reclassifications:
Net change in unrealized gains (losses)	(33,731)	—	(33,731)
Reclassifications from OCI to net income:
Pension benefits, net	—	369	369
Total other comprehensive income (loss)	(33,731)	369	(33,362)
Balance, September 30, 2024	$(1,106)	$(15,575)	$(16,681)

Balance, June 30, 2023	$3,995	$(14,306)	$(10,311)
OCI before reclassifications:
Net change in unrealized gains (losses)	(24,026)	—	(24,026)
Reclassifications from OCI to net income:
Net realized (gains) losses from sale of AFS securities	6,568	—	6,568
Pension benefits, net	—	547	547
Total other comprehensive income (loss)	(17,458)	547	(16,911)
Balance, September 30, 2023	$(13,463)	$(13,759)	$(27,222)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	60,511	—	60,511
Reclassifications from OCI to net income:
Net realized (gains) from sale of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(1,820)	(1,820)
Total other comprehensive income (loss)	58,671	(1,820)	56,851
Balance, September 30, 2024	$(1,106)	$(15,575)	$(16,681)

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)
OCI before reclassifications:
Net change in unrealized gains (losses)	(10,234)	—	(10,234)
Reclassifications from OCI to net income:
Net realized (gains) losses from sale of AFS securities	6,710	—	6,710
Pension benefits, net	—	2,093	2,093
Total other comprehensive income (loss)	(3,524)	2,093	(1,431)
Balance, September 30, 2023	$(13,463)	$(13,759)	$(27,222)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Segment Information

The following table presents our financial performance by operating segment.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$113,723	$16,045	$129,768	$115,311	$12,644	$127,955
Provision for (reversal of) credit losses	—	(68)	(68)	—	(233)	(233)
Other income (loss)	9,500	(22)	9,478	481	(384)	97
Other expenses	32,396	5,271	37,667	23,111	3,840	26,951
Income before assessments	90,827	10,820	101,647	92,681	8,653	101,334
Affordable Housing Program assessments	9,585	1,082	10,667	9,703	865	10,568
Net income	$81,242	$9,738	$90,980	$82,978	$7,788	$90,766

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Traditional	Mortgage Loans	Total	Traditional	Mortgage Loans	Total
Net interest income	$335,061	$49,000	$384,061	$318,114	$37,084	$355,198
Provision for (reversal of) credit losses	—	(114)	(114)	—	(234)	(234)
Other income (loss)	25,279	291	25,570	39,764	(369)	39,395
Other expenses	89,947	12,768	102,715	77,383	11,786	89,169
Income before assessments	270,393	36,637	307,030	280,495	25,163	305,658
Affordable Housing Program assessments	28,626	3,664	32,290	29,333	2,516	31,849
Net income	$241,767	$32,973	$274,740	$251,162	$22,647	$273,809

The following table presents our asset balances by operating segment.

Date	Traditional	Mortgage Loans	Total
September 30, 2024	$71,103,985	$9,954,564	$81,058,549
December 31, 2023	67,994,560	8,613,844	76,608,404

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

	September 30, 2024
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$54,850	$54,850	$54,850	$—	$—	$—
Interest-bearing deposits	1,022,126	1,022,126	1,022,082	44	—	—
Securities purchased under agreements to resell	7,000,000	7,000,000	—	7,000,000	—	—
Federal funds sold	2,100,000	2,100,000	—	2,100,000	—	—
Trading securities	1,101,326	1,101,326	—	1,101,326	—	—
AFS securities	14,548,077	14,548,077	—	14,548,077	—	—
HTM securities	5,784,355	5,736,809	—	5,736,809	—	—
Advances	38,600,001	38,461,916	—	38,461,916	—	—
Mortgage loans held for portfolio, net	9,954,564	9,443,511	—	9,436,945	6,566	—
Accrued interest receivable	207,584	207,584	—	207,584	—	—
Derivative assets, net	571,655	571,655	—	537,977	—	33,678
Grantor trust assets[2]	69,909	69,909	69,909	—	—	—

Liabilities:
Deposits	746,889	746,889	—	746,889	—	—
Consolidated obligations:
Discount notes	19,641,098	19,647,151	—	19,647,151	—	—
Bonds	55,347,902	54,762,327	—	54,762,327	—	—
Accrued interest payable	327,033	327,033	—	327,033	—	—
Derivative liabilities, net	4,668	4,668	—	1,019,232	—	(1,014,564)
MRCS	363,094	363,094	363,094	—	—	—

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

Valuation Techniques and Significant Inputs. No significant changes were made during the nine months ended September 30, 2024.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	September 30, 2024
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,101,326	$—	$1,101,326	$—	$—
Total trading securities	1,101,326	—	1,101,326	—	—
AFS securities:
U.S. Treasury obligations	5,825,454	—	5,825,454	—	—
GSE and TVA debentures	1,621,950	—	1,621,950	—	—
GSE multifamily MBS	7,100,673	—	7,100,673	—	—
Total AFS securities	14,548,077	—	14,548,077	—	—
Derivative assets:
Interest-rate related	571,529	—	537,851	—	33,678
MDCs	126	—	126	—	—
Total derivative assets, net	571,655	—	537,977	—	33,678
Other assets:
Grantor trust assets	69,909	69,909	—	—	—
Total assets at recurring estimated fair value	$16,290,967	$69,909	$16,187,380	$—	$33,678

Derivative liabilities:
Interest-rate related	$4,383	$—	$1,018,947	$—	$(1,014,564)
MDCs	285	—	285	—	—
Total derivative liabilities, net	4,668	—	1,019,232	—	(1,014,564)
Total liabilities at recurring estimated fair value	$4,668	$—	$1,019,232	$—	$(1,014,564)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 13 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2024			December 31, 2023
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$238,281	$353,358	$591,639	$511,923
Commitments for standby bond purchases	—	218,495	218,495	184,960
Unused lines of credit - advances[2]	1,304,748	—	1,304,748	1,196,988
Commitments to fund additional advances[3]	4,087	—	4,087	9,965
Commitments to purchase mortgage loans, net[4]	229,939	—	229,939	57,270
Unsettled CO bonds, at par	255,000	—	255,000	—
1    Excludes unconditional commitments to issue standby letters of credit of $5,936 at September 30, 2024. There were no unconditional commitments to issue standby letters of credit at December 31, 2023.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at September 30, 2024 and December 31, 2023 totaled $1,164,333 and $1,447,218, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At September 30, 2024, the agreements outstanding expire no later than 2029, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of September 30, 2024.

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

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net capital stock issuances (redemptions and repurchases)	$239	$137	$624	$3,942
Net advances (repayments)	(25,000)	35,232	(21,540)	(90,280)
Mortgage loan purchases	25,958	14,386	62,386	28,390

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	September 30, 2024		December 31, 2023
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$58,502	2%	$56,763	2%
Advances	717,402	2%	753,234	2%

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at September 30, 2024 or December 31, 2023.

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

Economy and Financial Markets. The U.S. economy grew at a slightly slower pace than expected in the third quarter of 2024 as U.S. real gross domestic product, according to the U.S. Commerce Department, grew at a seasonally- and inflation-adjusted annual rate of 2.8%, a slight pullback from the rate of 3.0% in the second quarter and lower than the 3.1% economists had predicted. However, consumer spending remained strong, despite high borrowing costs, as rising wages, pandemic savings and a solid but cooling labor market helped consumers continue to spend. The labor market has remained tight and the unemployment rate of 4.1% continues to be low by historical measures, according to the U.S. Labor Department.

U.S. inflation, as measured by the Consumer Price Index published by the U.S. Labor Department, eased to a new three-year low in September but is cooling slower than expected. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose at an annual rate of 2.1%, according to the Commerce Department. The associated measure of core prices, which excludes volatile food and energy prices, rose 2.7% compared to a year earlier, underscoring that inflation remains persistent and continues to follow an uneven path downward.

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

The result of lower demand and lower supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell 3.5% year-over-year in September and are on track for their worst year since 1995, according to the National Association of Realtors ("NAR"). While mortgage rates fell to near 6% in the build up to the Federal Reserve’s interest-rate cut in September, they quickly reversed course in the subsequent weeks rebounding to their highest level in nearly three months by late October.

Housing affordability, particularly for first-time home buyers, remains an economic burden as the most recent NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on September 18, 2024, the FOMC decided to lower the target range by 1/2 percentage point to 4.75 to 5 percent, indicating that "the Committee has gained greater confidence that the inflation rate is moving sustainably towards 2%, and judges that the risks to achieving its employment and inflation goals are roughly in balance."

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Nine Months Ended		Period End
	September 30,		September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Federal Funds Effective	5.27%	5.26%	5.31%	4.93%	4.83%	5.33%
SOFR	5.28%	5.24%	5.30%	4.90%	4.96%	5.38%
1-week Overnight-Indexed Swap	5.24%	5.28%	5.30%	4.95%	4.82%	5.33%
3-month U.S. Treasury yield	5.13%	5.43%	5.30%	5.11%	4.63%	5.34%
2-year U.S Treasury yield	4.06%	4.94%	4.46%	4.53%	3.64%	4.25%
10-year U.S. Treasury yield	3.96%	4.14%	4.18%	3.80%	3.78%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. However, with the rise in the 10-year rate in 2023 and 2024, the 2-year rate fell below the 10-year rate by September 30, 2024.

At its meeting on November 7, 2024, the FOMC decided to lower the target range for the federal funds rate by 1/4 percentage point to 4.50% to 4.75%.

The FOMC stated that "The Committee judges that the risks to achieving its employment and inflation goals are roughly in balance. The economic outlook is uncertain, and the Committee is attentive to the risks to both sides of its dual mandate."

"In considering additional adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS. The Committee is strongly committed to supporting maximum employment and returning inflation to its 2 percent objective."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net interest income	$130	$128	$2	1%	$384	$355	$29	8%
Provision for (reversal of) credit losses	—	—	—		—	—	—
Net interest income after provision for (reversal of) credit losses	130	128	2	1%	384	355	29	8%
Other income	9	—	9		26	39	(13)
Other expenses	37	27	10		103	89	14
Income before assessments	102	101	1	—%	307	305	2	—%
Affordable Housing Program assessments	11	10	1		32	31	1

Net income	91	91	—	—%	275	274	1	—%
Total other comprehensive income (loss)	(33)	(17)	(16)		57	(1)	58

Total comprehensive income	$58	$74	$(16)	(22)%	$332	$273	$59	22%

The increase in net income for the three months ended September 30, 2024 compared to the corresponding period in the prior year was primarily due to net changes in gains (losses) on investments, substantially offset by an increase in voluntary allocations to affordable housing, small business and community investment programs.

The increase in net income for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital. However, such increase was substantially offset by net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period and an increase in voluntary allocations to affordable housing, small business and community investment programs.

The net decrease in total OCI for the three months ended September 30, 2024 compared to the corresponding period in the prior year was substantially due to net unrealized losses on AFS securities. The net increase in total OCI for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was due to net unrealized gains on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios	2024	2023	2024	2023
Return on average assets	0.46%	0.51%	0.49%	0.51%
Return on average equity	9.11%	9.70%	9.37%	10.22%

Changes in Financial Condition for the Nine Months Ended September 30, 2024. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2024	December 31, 2023	$ Change	% Change
Advances	$38,600	$35,562	$3,038	9%
Mortgage loans held for portfolio, net	9,955	8,614	1,341	16%
Liquidity investments[1]	11,278	12,152	(874)	(7)%
Other investment securities[2]	20,332	19,451	881	5%
Other assets	894	829	65	8%
Total assets	$81,059	$76,608	$4,451	6%

Consolidated obligations	$74,989	$71,053	$3,936	6%
MRCS	363	369	(6)	(2)%
Other liabilities	1,580	1,442	138	10%
Total liabilities	76,932	72,864	4,068	6%

Capital stock	2,476	2,285	191	8%
Retained earnings[3]	1,668	1,532	136	9%
Accumulated other comprehensive income (loss)	(17)	(73)	56	77%
Total capital	4,127	3,744	383	10%

Total liabilities and capital	$81,059	$76,608	$4,451	6%

Total regulatory capital[4]	$4,507	$4,186	$321	8%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at September 30, 2024 and December 31, 2023 of $453 million and $398 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at September 30, 2024 were $81.1 billion, a net increase of $4.5 billion, or 6%, from December 31, 2023, primarily due to an increase in advances outstanding.

Advances outstanding at September 30, 2024, at carrying value, totaled $38.6 billion, a net increase of $3.0 billion, or 9%, from December 31, 2023. The par value of advances outstanding increased by 7% to $38.5 billion, which included a net increase in short-term advances of 31% and a net decrease in long-term advances of 2%. At September 30, 2024, based on contractual maturities, long-term advances composed 67% of advances outstanding, while short-term advances composed 33%.

Mortgage loans held for portfolio at September 30, 2024 totaled $10.0 billion, a net increase of $1.3 billion, or 16%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans from members for the nine months ended September 30, 2024 totaled $2.0 billion.

Liquidity investments at September 30, 2024 totaled $11.3 billion, a net decrease of $874 million, or 7%, from December 31, 2023. Cash and short-term investments represented 90% of the total liquidity investments at September 30, 2024, while U.S. Treasury obligations represented 10%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at September 30, 2024 totaled $20.3 billion, a net increase of $881 million, or 5%, from December 31, 2023.

The Bank's consolidated obligations outstanding at September 30, 2024 totaled $75.0 billion, a net increase of $3.9 billion, or 6%, from December 31, 2023, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at September 30, 2024 was $4.1 billion, a net increase of $383 million, or 10%, from December 31, 2023. The net increase resulted from issuances of capital stock to support advance activity, the growth in retained earnings and an increase in accumulated other comprehensive income.

The Bank's regulatory capital-to-assets ratio at September 30, 2024 was 5.56%, which exceeds all applicable regulatory capital requirements.

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

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023.

Interest Income. Interest income for the three months ended September 30, 2024 totaled $1.1 billion, an increase of $116 million compared to the corresponding period in the prior year, primarily driven by a net increase in yields resulting from higher market interest rates and a net increase in the average balances outstanding of interest-earning assets.

Interest income for the nine months ended September 30, 2024 totaled $3.1 billion, an increase of $397 million compared to the corresponding period in the prior year, primarily driven by an increase in yields resulting from higher market interest rates and a net increase in the average balances outstanding of interest-earning assets.

Interest Expense. Interest expense for the three months ended September 30, 2024 totaled $960 million, an increase of $114 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from higher market interest rates and an increase in the average balances outstanding of interest-bearing liabilities.

Interest expense for the nine months ended September 30, 2024 totaled $2.8 billion, an increase of $368 million compared to the corresponding period in the prior year, primarily driven by an increase in our cost of funds resulting from higher market interest rates and an increase in the average balances outstanding of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances outstanding of interest-earning assets and interest-bearing liabilities.

The increase in net interest income for the three months ended September 30, 2024 compared to the corresponding period in the prior year was due to several factors, none of which were significant.

The increase in net interest income for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was substantially due to higher earnings on the portion of the Bank's assets funded by its capital.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e. hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the three months ended September 30, 2024 of $4 million, compared to net hedging gains for the corresponding period in the prior year of $3 million, and net hedging gains for the nine months ended September 30, 2024 of $9 million, compared to net hedging gains for the corresponding period in the prior year of $8 million.

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

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$4,940	$67	5.36%	$1,801	$24	5.32%
Federal funds sold	2,617	35	5.37%	4,844	65	5.33%
MBS[3,4]	12,565	197	6.24%	11,618	175	5.97%
Other investment securities[3,4]	8,633	121	5.59%	7,627	110	5.69%
Advances[4]	38,107	549	5.73%	35,459	502	5.62%
Mortgage loans held for portfolio[4,5]	9,682	93	3.82%	8,069	64	3.16%
Other assets (interest-earning)[6]	2,177	28	5.19%	2,577	34	5.23%
Total interest-earning assets	78,721	1,090	5.51%	71,995	974	5.37%
Other assets, net[7]	(379)			(880)
Total assets	$78,342			$71,115

Liabilities and Capital:
Interest-bearing deposits	$881	11	5.12%	$786	10	5.13%
Discount notes	18,920	252	5.30%	17,546	233	5.27%
CO bonds[4]	53,324	692	5.16%	47,878	599	4.96%
MRCS	363	5	5.50%	370	4	4.66%
Other borrowings	—	—	5.42%	—	—	5.40%
Total interest-bearing liabilities	73,488	960	5.20%	66,580	846	5.04%
Other liabilities	882			821
Capital stock	2,429			2,391
All other components of capital	1,543			1,323
Total liabilities and capital	$78,342			$71,115

Net interest income		$130			$128

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.31%			0.33%

Net interest margin[8]			0.66%			0.71%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$3,343	$135	5.39%	$2,595	$96	4.94%
Federal funds sold	3,883	157	5.41%	4,703	176	5.02%
MBS[3,4]	12,194	578	6.33%	11,231	479	5.69%
Other investment securities[3,4]	8,316	354	5.69%	7,491	291	5.19%
Advances[4]	36,487	1,572	5.75%	36,373	1,428	5.25%
Mortgage loans held for portfolio[4,5]	9,176	255	3.72%	7,858	181	3.08%
Other assets (interest-earning)[6]	2,251	89	5.28%	2,521	92	4.88%
Total interest-earning assets	75,650	3,140	5.54%	72,772	2,743	5.04%
Other assets, net[7]	(467)			(956)
Total assets	$75,183			$71,816

Liabilities and Capital:
Interest-bearing deposits	$839	32	5.18%	$755	27	4.72%
Discount notes	18,788	751	5.34%	21,025	759	4.83%
CO bonds[4]	50,530	1,957	5.17%	45,321	1,589	4.69%
MRCS	366	16	5.79%	371	13	4.62%
Other borrowings	—	—	5.47%	6	—	4.87%
Total interest-bearing liabilities	70,523	2,756	5.22%	67,478	2,388	4.73%
Other liabilities	744			755
Capital stock	2,362			2,300
All other components of capital	1,554			1,283
Total liabilities and capital	$75,183			$71,816

Net interest income		$384			$355

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.32%			0.31%

Net interest margin[8]			0.68%			0.65%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$43	$—	$43	$30	$9	$39
Federal funds sold	(30)	—	(30)	(32)	13	(19)
MBS	14	8	22	43	56	99
Other investment securities	10	1	11	29	34	63
Advances	38	9	47	5	139	144
Mortgage loans held for portfolio	14	15	29	33	41	74
Other assets (interest-earning)	(5)	(1)	(6)	(10)	7	(3)
Total	84	32	116	98	299	397
Increase (decrease) in interest expense:
Interest-bearing deposits	1	—	1	3	2	5
Discount notes	18	1	19	(85)	77	(8)
CO bonds	70	23	93	193	175	368
MRCS	—	1	1	—	3	3
Total	89	25	114	111	257	368

Increase (decrease) in net interest income	$(5)	$7	$2	$(13)	$42	$29

Average Balances. The average balances outstanding of interest-earning assets for the three months ended September 30, 2024 increased by 9% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 20% as a result of increases in purchases from our members. MBS and other investment securities increased by 10%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of advances increased by 7%. The average balances outstanding of interest-bearing liabilities for the three months ended September 30, 2024 increased by 10% compared to the corresponding period in the prior year. The average balances of discount notes increased by 8%, while the average balances of CO bonds increased by 11%, reflecting increased funding needs associated with the net increase in the Bank's total average assets. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 3%.

The average balances outstanding of interest-earning assets for the nine months ended September 30, 2024 increased by 4% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 17% as a result of increases in purchases from our members. The average balances of MBS and other investment securities increased by 10%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances outstanding of interest-bearing liabilities for the nine months ended September 30, 2024 increased by 5% compared to the corresponding period in the prior year. The average balances of discount notes decreased by 11%, while the average balances of CO bonds increased by 11%, reflecting a change in the mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 3%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, for the three months ended September 30, 2024 was 5.51%, an increase of 14 bps compared to the corresponding period in the prior year, resulting substantially from higher market interest rates that led to higher yields on most of our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of hedging trading securities, for the three months ended September 30, 2024 was 5.20%, an increase of 16 bps due to higher funding costs on our interest-bearing liabilities, resulting substantially from higher market interest rates. The net effect was a decrease in the overall net interest spread of 2 bps compared to the corresponding period in the prior year.

The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, for the nine months ended September 30, 2024 was 5.54%, an increase of 50 bps compared to the corresponding period in the prior year, resulting substantially from higher market interest rates that led to higher yields on our interest-earning assets. Such increase contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses but excluding certain impacts of hedging trading securities, for the nine months ended September 30, 2024 was 5.22%, an increase of 49 bps due to higher funding costs on all of our interest-bearing liabilities, resulting substantially from higher market interest rates. The net effect was an increase in the overall net interest spread of 1 bp compared to the corresponding period in the prior year.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2024	2023	2024	2023
Net unrealized gains on trading securities¹	$25	$2	$24	$15
Net realized gains (losses) on trading securities²	—	—	(1)	(4)
Net gains on trading securities	25	2	23	11

Net gains (losses) on derivatives hedging trading securities	(23)	(3)	(19)	(15)
Net gains on other derivatives not designated as hedging instruments³	—	3	—	6
Net interest settlements on economic derivatives[4]	3	5	7	17
Net gains (losses) on derivatives	(20)	5	(12)	8

Net gains on extinguishment of debt	—	—	—	20

Change in fair value of investments indirectly funding the liabilities under the SERP	3	(1)	7	2

Net realized gains (losses) from sales of investment securities	—	(7)	2	(7)

Other, net	1	1	6	5

Total other income	$9	$—	$26	$39

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

The increase in total other income for the three months ended September 30, 2024 compared to the corresponding period in the prior year was due substantially to realized losses from sales of investment securities in the corresponding period that did not occur in the current period.

The decrease in total other income for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was due substantially to net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2024	2023	2024	2023
Compensation and benefits	$15	$14	$46	$46
Other operating expenses	9	8	26	24
Finance Agency and Office of Finance	2	3	8	8
Voluntary allocations to AHP and/or related programs	10	—	17	6
Other	1	2	6	5

Total other expenses	$37	$27	$103	$89

The net increase in total other expenses for the three months ended September 30, 2024 compared to the corresponding period in the prior year was due to voluntary allocations to AHP and/or related programs.

The net increase in total other expenses for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was due to an increase in voluntary allocations to AHP and/or related programs.

Our voluntary allocations to our AHP or other affordable housing, small business and community investment programs are part of the Bank's commitment to allocate voluntary funding in 2024 totaling $23 million, based on 5% of its net earnings for 2023. During the third quarter of 2024, the Bank also committed additional voluntary allocations of $10 million, raising the total voluntary allocation funding to $33 million, of which $17 million has been recognized. The timing of the recognition of such allocations in other expenses can vary due to the application of the accounting requirements related to unconditional promises to give.

AHP Assessments. For the three and nine months ended September 30, 2024, our required AHP expense was $11 million and $32 million, respectively. Our AHP expense fluctuates in accordance with our net earnings.

As a result, the Bank's combined required and voluntary allocation for the nine months ended September 30, 2024 totaled $49 million, an increase of $11 million, or 30%, compared to the corresponding period in the prior year.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended September 30, 2024 and 2023 consisted substantially of net unrealized losses on AFS securities. Total OCI for the nine months ended September 30, 2024 consisted substantially of net unrealized gains on AFS securities compared to net unrealized losses for the corresponding period in the prior year. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Operating Segments

Our products and services are grouped within two operating segments: traditional and mortgage loans.

Traditional. The following table presents the financial performance of our traditional segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Traditional	2024	2023	2024	2023
Net interest income	$114	$115	$335	$318
Other income	9	—	26	39
Other expenses	32	23	91	77
Income before assessments	91	92	270	280
Affordable Housing Program assessments	10	9	28	29

Net income	$81	$83	$242	$251

The decrease in net income for the traditional segment for the three months ended September 30, 2024 compared to the corresponding period in the prior year was primarily due to voluntary allocations to AHP and/or related programs.

The decrease in net income for the traditional segment for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was primarily due to net gains on the extinguishment of consolidated obligations in the corresponding period that did not occur in the current period and increased voluntary allocations to AHP and/or related programs, substantially offset by higher earnings on the portion of the Bank's assets funded by its capital.

Mortgage Loans. The following table presents the financial performance of our mortgage loans segment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans	2024	2023	2024	2023
Net interest income	$16	$13	$49	$37
Provision for (reversal of) credit losses	—	—	—	—
Other income	—	—	—	—
Other expenses	5	4	12	12
Income before assessments	11	9	37	25
Affordable Housing Program assessments	1	1	4	2

Net income	$10	$8	$33	$23

The increase in net income for the mortgage loans segment for the three months ended September 30, 2024 compared to the corresponding period in the prior year was primarily due to an increase in the average balance outstanding of mortgage loans.

The increase in net income for the mortgage loans segment for the nine months ended September 30, 2024 compared to the corresponding period in the prior year was due to higher earnings on the portion of the Bank's mortgage loans funded by its capital and an increase in the average balance outstanding of mortgage loans.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2024		December 31, 2023
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$38,600	48%	$35,562	46%
Mortgage loans held for portfolio, net	9,955	12%	8,614	11%
Cash and short-term investments	10,177	13%	11,552	15%
Trading securities	1,101	1%	600	1%
MBS	12,885	16%	11,947	16%
Other investment securities	7,447	9%	7,504	10%
Other assets[1]	894	1%	829	1%

Total assets	$81,059	100%	$76,608	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

The mix of our assets at September 30, 2024 changed compared to December 31, 2023 in that advances as a percent of total assets increased from 46% to 48%, primarily as a result of an increase in advances outstanding.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2024 at carrying value totaled $38.6 billion, a net increase of $3.0 billion, or 9%, compared to December 31, 2023. Advances outstanding, at par, to our depository members increased by $2.5 billion, or 11%, and advances outstanding, at par, to our insurance company members increased by $137 million, or 1%, due to higher member demand for advances, especially for a particular short-term variable-rate product, to support their liquidity needs and manage their balance sheets in the current economic environment.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at September 30, 2024, advances to commercial banks and savings institutions were 50% and advances to credit unions were 15%, resulting in total advances to depository institutions of 65%, while advances to insurance companies were 35%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2024		December 31, 2023
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$17,696	46%	$15,282	42%
Credit unions	5,591	15%	5,471	15%
Former members	1,606	4%	1,617	5%
Total depository institutions	24,893	65%	22,370	62%

Insurance companies:
Captive insurance company[1]	—	—%	115	—%
Other insurance companies	13,638	35%	13,386	38%
Former members[2]	5	—%	5	—%
Total insurance companies	13,643	35%	13,506	38%

CDFIs	1	—%	1	—%

Total advances outstanding	$38,537	100%	$35,877	100%

1    Captive insurance companies that were admitted as FHLBank members prior to September 12, 2014, and did not meet the definition of "insurance company" or fall within another category of institution that is eligible for FHLBank membership under the Final Rule on FHLBank Membership, had their memberships terminated on February 19, 2021. The outstanding advances to the remaining captive insurer were repaid during the nine months ended September 30, 2024.
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

	September 30, 2024		December 31, 2023
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$9,880	26%	$9,099	26%
Due after 1 through 5 years	12,936	34%	12,309	34%
Due after 5 through 15 years	1,586	4%	1,935	5%
Thereafter	12	—%	14	—%
Total	24,414	64%	23,357	65%

Callable or prepayable
Due after 1 through 5 years	5	—%	55	—%
Due after 5 through 15 years	36	—%	36	—%
Total	41	—%	91	—%

Putable
Due after 1 through 5 years	1,548	4%	1,041	3%
Due after 5 through 15 years	4,374	11%	5,134	15%
Total	5,922	15%	6,175	18%

Total fixed-rate	30,377	79%	29,623	83%

Variable-rate:
Without call or put options
Due in 1 year or less	100	—%	311	1%
Due after 1 through 5 years	510	1%	410	1%
Due after 5 through 15 years	—	—%	50	—%
Total	610	1%	771	2%

Callable or prepayable
Due in 1 year or less	2,874	7%	370	1%
Due after 1 through 5 years	2,842	8%	3,335	9%
Due after 5 through 15 years	1,441	4%	1,412	4%
Thereafter	393	1%	366	1%
Total	7,550	20%	5,483	15%

Total variable-rate	8,160	21%	6,254	17%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$38,537	100%	$35,877	100%

The mix of fixed- vs. variable-rate advances at September 30, 2024 changed from December 31, 2023, due primarily to an increase in member demand for a particular short-term variable-rate advance product. At September 30, 2024 and December 31, 2023, fixed-rate advances included $23.1 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the nine months ended September 30, 2024, the par value of advances due in one year or less increased by 31%, while advances due after one year decreased by 2%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 33% at September 30, 2024, an increase from 27% at December 31, 2023. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at September 30, 2024 and December 31, 2023 totaled 45% and 39%, respectively. For additional information, see Notes to Financial Statements - Note 4 - Advances.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	September 30, 2024	December 31, 2023
SOFR	$2,605	$2,856
FHLBanks cost of funds	3,140	3,151
EFFR	2,319	—
Other	96	247
Total variable-rate advances, at par value	$8,160	$6,254

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at September 30, 2024, at carrying value, totaled $10.0 billion, a net increase of $1.3 billion, or 16%, from December 31, 2023, as the Bank's purchases from its members exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Activity	2024	2023	2024	2023
Balance, beginning of period	$9,216	$7,747	$8,453	$7,533
Purchases	792	552	1,951	1,090
Principal repayments	(249)	(194)	(645)	(518)
Balance, end of period	$9,759	$8,105	$9,759	$8,105

Purchases during the current periods increased compared to the corresponding prior periods due primarily to strong demand by our members to participate in our Advantage MPP. All of our mortgage loans have fixed interest rates. Fluctuations in mortgage market interest rates during the current periods resulted in modestly higher levels of prepayments by our borrowers compared to the corresponding prior periods.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	September 30, 2024		December 31, 2023
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$55	—%	$59	—%
Interest-bearing deposits	1,022	3%	892	3%
Securities purchased under agreements to resell	7,000	22%	6,500	20%
Federal funds sold	2,100	7%	4,101	13%
Total cash and short-term investments	10,177	32%	11,552	36%

Trading securities:
U.S. Treasury obligations	1,101	4%	600	2%
Total trading securities	1,101	4%	600	2%

Total liquidity investments	11,278	36%	12,152	38%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,825	18%	5,697	18%
GSE and TVA debentures	1,622	5%	1,807	6%
GSE multifamily MBS	7,101	23%	6,690	21%
Total AFS securities	14,548	46%	14,194	45%

HTM securities:
Other U.S. obligations single-family MBS	3,704	12%	4,010	13%
GSE single-family MBS	1,537	5%	684	2%
GSE multifamily MBS	543	1%	563	2%
Total HTM securities	5,784	18%	5,257	17%

Total other investment securities	20,332	64%	19,451	62%

Total cash and investments, carrying value	$31,610	100%	$31,603	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at September 30, 2024 totaled $10.2 billion, a decrease of $1.4 billion, or 12%, from December 31, 2023. As a result, cash and short-term investments as a percent of total assets decreased to 13% at September 30, 2024, compared to 15% at December 31, 2023.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at September 30, 2024 totaled $1.1 billion, an increase of $501 million, or 84%, from December 31, 2023 due to the Bank's intent to purchase shorter-term U.S. Treasury obligations as part of its ongoing liquidity management.

Liquidity investments at September 30, 2024 totaled $11.3 billion, a decrease of $874 million, or 7%, from December 31, 2023.

Other Investment Securities. AFS securities at September 30, 2024 totaled $14.5 billion, a net increase of $354 million, or 2%, from December 31, 2023.

Net unrealized losses on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at September 30, 2024 totaled $(1) million, compared to net unrealized losses at December 31, 2023 of $(60) million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2024 totaled $5.8 billion, a net increase of $527 million, or 10%, from December 31, 2023.

Net unrecognized losses on HTM securities at September 30, 2024 totaled $(48) million, a decrease in the net losses of $30 million compared to December 31, 2023, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2024		December 31, 2023
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,434	51%	$7,501	53%
Total MBS fixed-rate	7,115	49%	6,753	47%

Total AFS securities	$14,549	100%	$14,254	100%

HTM Securities:
Total MBS fixed-rate	$197	3%	$199	4%
Total MBS variable-rate	5,587	97%	5,058	96%

Total HTM securities	$5,784	100%	$5,257	100%

AFS and HTM securities:
Total fixed-rate	$14,746	73%	$14,453	74%
Total variable-rate	5,587	27%	5,058	26%

Total AFS and HTM securities	$20,333	100%	$19,511	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2024 remained consistent with December 31, 2023. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at September 30, 2024 were $76.9 billion, a net increase of $4.1 billion, or 6%, from December 31, 2023.

Deposits (Liabilities). Total deposits at September 30, 2024 were $747 million, a net increase of $118 million, or 19%, from December 31, 2023. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at September 30, 2024 totaled $75.0 billion, a net increase of $3.9 billion, or 6%, from December 31, 2023, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2024		December 31, 2023
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$19,723	26%	$22,737	31%
CO bonds	22,881	30%	20,137	28%
Total due in 1 year or less	42,604	56%	42,874	59%
Long-term CO bonds	33,258	44%	29,690	41%

Total consolidated obligations	$75,862	100%	$72,564	100%

The mix of our funding changed from December 31, 2023 as long-term CO bonds comprised a larger portion of consolidated obligations outstanding at September 30, 2024. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At September 30, 2024 and December 31, 2023, callable CO bonds were 52% and 72%, respectively, of total CO bonds outstanding. The decrease resulted from less favorable market opportunities to issue callable CO bonds.

At September 30, 2024 and December 31, 2023, 76% and 82%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at September 30, 2024 and December 31, 2023 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated. The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2024	December 31, 2023
Advances	$23,065	$21,950
Investments	17,282	16,713
Mortgage loans MDCs	459	115
CO bonds	29,430	38,094
Discount notes	6,615	—

Total notional outstanding	$76,851	$76,872

The total notional amount outstanding at September 30, 2024 was consistent with the amount outstanding at December 31, 2023. The decrease in derivatives hedging CO bonds was driven primarily by an increase in simple variable-rate CO bonds outstanding. Substantially offsetting that decrease was the use of economic derivatives hedging discount notes to mitigate the impact of changes in market interest rates.

The following table presents the notional amounts of derivatives by pay or receive leg ($ amounts in millions).

	September 30, 2024		December 31, 2023
Interest rate swaps outstanding	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed rate	$40,806	$37,410	$38,778	$39,019
SOFR	30,491	33,216	31,879	31,390
EFFR	5,554	6,225	6,215	6,463
Total notional	$76,851	$76,851	$76,872	$76,872

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	September 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$60	$(492)	$799	$367
Estimated fair value of associated derivatives, net	(53)	661	(797)	(189)

Net cumulative fair-value hedging gains	$7	$169	$2	$178

Substantially all of the net cumulative fair-value hedging gains on AFS securities resulted from a previous strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our London Interbank Offered Rate (LIBOR) transition. Such gains include hedging basis adjustments that are being amortized into earnings as interest expense over the life of the original swap, but are generally being offset by the lower interest expense on the new swaps.

Total Capital. Total capital at September 30, 2024 was $4.1 billion, a net increase of $383 million, or 10%, from December 31, 2023. The net increase resulted from issuances of capital stock to support advance activity, the growth in retained earnings and an increase in AOCI.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2024	December 31, 2023
Capital stock	60%	61%
Retained earnings	40%	41%
AOCI	—%	(2)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at September 30, 2024 compared to December 31, 2023 were primarily due to an increase in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2024	December 31, 2023
Total GAAP capital	$4,127	$3,744
Exclude: Accumulated other comprehensive (income) loss	17	73
Add: MRCS	363	369
Total regulatory capital	$4,507	$4,186

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the nine months ended September 30, 2024, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $642.0 billion.

Changes in Cash Flow. Net cash used in operating activities for the nine months ended September 30, 2024 was $(135) million, compared to net cash provided by operating activities for the nine months ended September 30, 2023 of $741 million. The net decrease in cash provided of $876 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	September 30, 2024		December 31, 2023
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,178	41%	$1,031	39%
Credit unions	478	17%	461	17%
Total depository institutions	1,656	58%	1,492	56%
Insurance companies	820	29%	793	30%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,476	87%	2,285	86%

MRCS:
Captive insurance company[1]	—	—%	5	—%
Other former members	363	13%	364	14%
Total MRCS	363	13%	369	14%

Total regulatory capital stock	$2,839	100%	$2,654	100%

1    Balance at December 31, 2023 represents Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock was not past its contractual redemption date, but was redeemed when the associated advances were repaid during the nine months ended September 30, 2024.

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	September 30, 2024	December 31, 2023
Required capital stock:
Member capital stock	$1,966	$1,800
MRCS	73	79
Total required capital stock	2,039	1,879

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	510	485
Member capital stock subject to outstanding redemption requests	—	—
MRCS	290	290
Total excess capital stock	800	775

Total regulatory capital stock	$2,839	$2,654

Excess stock as a percentage of regulatory capital stock	28%	29%

The net increase in total regulatory capital stock was substantially due to issuances of capital stock to support increases in advance activity. During the nine months ended September 30, 2024, the Bank voluntarily repurchased excess member stock totaling $81 million to reduce the amount of outstanding excess stock relative to the Bank's total assets.

Capital Distributions. The total amount of the dividend to be paid is based on the declared dividend rate for each sub-series of Class B capital stock and the average number of shares of each sub-series held by members during the dividend payment period (applicable quarter). The following table summarizes our weighted-average dividend rate and dividend payout ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted-average dividend rate[1]	7.82%	5.88%	7.70%	5.40%
Dividend payout ratio[2]	52.24%	38.88%	50.66%	33.32%

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

On October 29, 2024, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.00 percentage points. The overall weighted-average annualized rate paid on capital stock, including MRCS, was 7.91%. The dividends were paid in cash on October 30, 2024.

Adequacy of Capital. We must maintain sufficient permanent capital to meet the combined credit risk, market risk and operational risk components of the risk-based capital requirement. The following table presents our risk-based capital requirement in relation to our permanent capital at September 30, 2024 and December 31, 2023 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2024	December 31, 2023
Credit risk	$172	$211
Market risk	779	771
Operational risk	285	295

Total risk-based capital requirement	$1,236	$1,277

Permanent capital	$4,507	$4,186

Permanent capital as a percentage of required risk-based capital	365%	328%

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the credit risk component due to changes in the balance sheet composition and classification. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at September 30, 2024 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments. The following is a summary of significant regulatory actions and developments for the period covered by this report that have not been previously disclosed. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in our 2023 Form 10-K and in our Form 10-Qs for the periods ended March 31, 2024 and June 30, 2024, for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. We are evaluating this advisory bulletin relative to our current member credit risk management policies and procedures to assess its potential impact on us and our operations.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. We are evaluating the potential impact of the advisory bulletin on us and our operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks. On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024 to amend the Finance Agency’s regulation on capital requirements (the Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for our liquidity management, several of the other proposed changes, if adopted, could result in significant changes to our current business processes. We are evaluating the potential impact of the proposed rule on us and our operations.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline is February 3, 2025. If adopted as presented, the proposed rule would, among other things: (i) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (ii) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (iii) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (iv) expand the list of qualifying experiences for our independent directors to include artificial intelligence, information technology and security, climate-related risk, CDFIs, business models, and modeling; and (v) establish a review process for director performance and participation, together with a process for removing directors for cause. Other proposed revisions address, among other things, FHLBank conflict of interests policies applicable to all employees, including specific limitations on executive officers and senior management and record retention. While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes impacting the nomination, election and retention of directors for our board. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2024, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 39% of total advances outstanding, at par. Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers. The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	September 30, 2024
Borrower	Amount	% of Total
Old National Bank	$4,475	12%
Merchants Bank of Indiana	3,372	9%
The Lincoln National Life Insurance Company	3,200	8%
Delaware Life Insurance Company	2,038	5%
Jackson National Life Insurance Company	1,960	5%
Subtotal - five largest borrowers	15,045	39%
Next five largest borrowers	7,618	20%
Remaining borrowers	15,874	41%
Total advances, par value	$38,537	100%

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

	September 30, 2024
Country	AA	A	Total
Domestic	$—	$1,022	$1,022
Australia	800	—	800
Canada	—	700	700
Finland	200	—	200
Netherlands	—	400	400
Total unsecured credit exposure	$1,000	$2,122	$3,122

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At September 30, 2024, these investments totaled 295% of total regulatory capital.

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

	September 30, 2024
Investment	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$—	$1,022	$—	$1,022
Securities purchased under agreements to resell	—	6,600	400	7,000
Federal funds sold	1,000	1,100	—	2,100
Total short-term investments	1,000	8,722	400	10,122

Trading securities:
U.S. Treasury obligations	1,101	—	—	1,101
Total trading securities	1,101	—	—	1,101

Other investment securities:
U.S. Treasury obligations	5,825	—		5,825
GSE and TVA debentures	1,622	—	—	1,622
GSE MBS	9,181	—	—	9,181
Other U.S. obligations single-family MBS	3,704	—	—	3,704
Total other investment securities	20,332	—	—	20,332

Total investments, carrying value	$22,433	$8,722	$400	$31,555

Percentage of total	71%	28%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. The following table presents the changes in the LRA ($ amounts in millions).

	Three Months Ended	Nine Months Ended
LRA Activity	September 30, 2024	September 30, 2024
Liability, beginning of period	$240	$243
Additions	10	24
Claims paid	—	—
Distributions to Participating Financial Institutions	(1)	(18)
Liability, end of period	$249	$249

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	September 30, 2024
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$8,047	$114	$(106)	$8
Cleared derivatives[1]	34,651	56	506	562
Liability positions with credit exposure
Uncleared derivatives - A	9,543	(123)	124	1
Uncleared derivatives - BBB	1,213	(8)	9	1
Total derivative positions with credit exposure to non-member counterparties	53,454	39	533	572
Total derivative positions with credit exposure to member institutions[2]	44	—	—	—
Subtotal - derivative positions with credit exposure	53,498	$39	$533	$572
Derivative positions without credit exposure	23,353

Total derivative positions	$76,851

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	September 30, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,502	$4,478	$4,426	$4,364	$4,293
Percent change in MVE from base	1.7%	1.2%	—%	(1.4)%	(3.0)%
MVE/book value of equity	100.3%	99.7%	98.6%	97.2%	95.6%
Duration of equity	0.2	0.9	1.4	1.5	1.8

	December 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,134	$4,153	$4,143	$4,108	$4,055
Percent change in MVE from base	(0.2)%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	100.5%	101.0%	100.7%	99.9%	98.6%
Duration of equity	(0.9)	(0.1)	0.5	1.1	1.4

The changes in these key metrics from December 31, 2023 resulted primarily from the change in market value of the Bank's assets and liabilities in response to changes in the market environment, model enhancements, changes in portfolio composition and our hedging strategies.

Duration Gap. The base case duration gap at September 30, 2024 and December 31, 2023 was 0.05% and 0.00% , respectively.

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

As of September 30, 2024, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 12, 2024	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer