Form 10-K
period 2024-12-31
Federal Home Loan Bank of Indianapolis
filed 2025-03-13
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes    ☐  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2024, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.7 billion. At February 28, 2025, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 29,390,856 outstanding shares of Class B stock.
DOCUMENTS INCORPORATED BY REFERENCE: None.

DEFINED TERMS

advance: Secured loan to member, former member or Housing Associate
AFS: Available-for-Sale
Agency: GSE or Ginnie Mae
AHP: Affordable Housing Program required by the Bank Act
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CDFI: Community Development Financial Institution, a mission driven financial institution that creates economic opportunity for individuals and small businesses, quality affordable housing, and essential community services in the United States
CFI: Community Financial Institution, a Federal Deposit Insurance Corporation-insured depository institution with average total assets below an annually- adjusted limit established by the Finance Agency Director based on the Consumer Price Index
CFPB: United States Bureau of Consumer Financial Protection
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO: Consolidated Obligation, including bonds and discount notes
CODM: Chief Operating Decision Maker
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Federal Home Loan Bank of Indianapolis Retirement Savings Plan
DDCP: Federal Home Loan Bank of Indianapolis Directors' Deferred Compensation Plan
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association (GSE)
FASB: Financial Accounting Standards Board
FHA: United States Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Finance Agency: United States Federal Housing Finance Agency
FOMC: Federal Open Market Committee of the Federal Reserve
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Exchange Act
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Exchange Act
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
Freddie Mac: Federal Home Loan Mortgage Corporation (GSE)
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
NEO: Named Executive Officer
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income
PFI: Participating Financial Institution
PMI: Primary Mortgage Insurance
S&P: Standard & Poor's Rating Service

SEC: United States Securities and Exchange Commission
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
•our ability to introduce and successfully manage new products and services, including new types of collateral securing advances;
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
•our ability to access the capital markets and raise capital market funding on acceptable terms;
•changes in our credit ratings or the credit ratings of the other FHLBanks and the FHLBank System;
•changes in the level of government guarantees provided to other United States and international financial institutions;
•dealer commitment to supporting the issuance of our consolidated obligations;
•the ability of one or more of the FHLBanks to repay its portion of the consolidated obligations, or otherwise meet its financial obligations;
•our ability to attract and retain skilled personnel;
•our ability to develop, implement and support technology and information systems sufficient to manage our business effectively and prevent or mitigate the impact of cyber attacks;
•the nonperformance of counterparties to uncleared and cleared derivative transactions;
•changes in terms of our derivative agreements and similar agreements;
•losses arising from natural disasters, acts of war, riots, insurrection or acts of terrorism;
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

Membership

Our membership territory is comprised of the states of Michigan and Indiana.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2024	% of Total	December 31, 2023	% of Total
Commercial banks and savings institutions	165	46%	164	47%
Credit unions	146	41%	138	39%
Insurance companies	44	12%	44	13%
CDFIs	4	1%	4	1%
Total member institutions	359	100%	350	100%

In 2024, 9 new members were added and no members merged, consolidated, relocated or terminated.

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

Business Segments

We manage our operations as one Bank-wide operating segment. For additional information, see our segment reporting disclosure included in Note 1 - Summary of Significant Accounting Policies.

Products and Services.

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

Our liquidity portfolio also includes investments in shorter-term U.S. Treasury obligations.

The longer-term investments typically generate higher returns and consist of (i) securities issued by and obligations of the United States government, its agencies, and certain GSEs, and (ii) Agency MBS.

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

Mortgage Purchase Program Overview. We purchase mortgage loans directly from our members through our MPP. Members that participate in the MPP are known as PFIs. By regulation, we are not permitted to purchase loans directly from any institution that is not a member or Housing Associate of the FHLBank System, and we may not use a trust or other entity to purchase the loans. We purchase conforming, medium- or long-term, fixed-rate, fully amortizing, level payment loans predominantly for primary, owner-occupied, detached residences, including single-family properties, and two-, three-, and four-unit properties. Additionally, to a lesser degree, we purchase loans for primary, owner-occupied, attached residences (including condominiums and planned unit developments), and second/vacation homes.

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

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, or up to 97% in certain qualifying conditions, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. Furthermore, we require our members to warrant to us that all of the loans sold to us are in compliance with all applicable laws, including prohibitions on predatory lending.

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

Credit losses on defaulted mortgage loans in a pool are absorbed by these sources, until they are exhausted, in the following order:

•borrower's equity;
•PMI, if applicable;
•LRA;
•SMI, if applicable; and
•our Bank.

LRA. A "fixed LRA" or a "spread LRA" is used for credit enhancement. The fixed LRA is used for all acquisitions of conventional mortgage loans under Advantage MPP, while the spread LRA is used in combination with SMI for credit enhancement of conventional mortgage loans previously purchased under our original MPP.

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

As the FHLBanks' fiscal agent for debt issuance, the Office of Finance can control the timing and amount of each issuance. Through its oversight of the United States financial markets, the United States Treasury can also affect debt issuance for the FHLBanks. For additional information, see Item 1. Business - Supervision and Regulation - Government Corporations Control Act.

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

Affordable Housing and Community Investment Programs

Each FHLBank is required to set aside 10% of its annual net earnings to fund its AHP. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2024, are also part of this program.

•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Launch - Down Payment Assistance (formerly Homeownership Opportunities Program), which provides assistance with down payments and closing costs to first-time homebuyers;
◦Revive - Home Repair Grant (formerly Neighborhood Impact Program), which provides rehabilitation assistance to homeowners to help improve neighborhoods.

In addition to our required allocation, which totaled $40 million in 2024, we support and provide voluntary funding to our AHP and various affordable housing and community investment programs. For example, under our Elevate program, we support the growth and development of small businesses in Michigan and Indiana by providing grant funding for capital expenditures, workforce training, or other business-related needs and, under our HomeBoost program, we provide down payment assistance through grant funding to help close the homeownership gap for minority households or first-generation homebuyers in Michigan and Indiana. Additionally, our Rate Advantage Program encourages the creation of mortgage loans with below market note rates to low-income borrowers, making these loans more affordable. We encourage members to originate these loans by offering a monetary incentive on a per-loan basis as long as the loan is then sold to the Bank through our Advantage MPP. Our voluntary contributions to housing and community investment programs in 2024 totaled $37 million. Our combined required and voluntary allocations in 2024 totaled $77 million. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Other Expenses - Supporting Housing and Community Investment. In addition, we incur ongoing operating expenses to administer these programs.

We also offer a variety of specialized advance programs to support housing and community development needs. Through our Community Investment Program, we offer advances to our members involved in community economic development activities benefiting low- or moderate-income families or neighborhoods. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. These advances typically have maturities ranging from overnight to 20 years and are priced at our cost of funds plus reasonable administrative expenses. At December 31, 2024, we had outstanding principal on Community Investment Program-related advances totaling $1.2 billion.

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of our strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various associated programs and philosophies.

Workforce Profile.

Our workforce is substantially comprised of corporate office-based employees, with our operations in Indianapolis, Indiana and limited activities in a hub in Detroit, Michigan. As of December 31, 2024, the Bank had 269 full-time employees and one part-time employee. Our workforce historically has included a large number of longer-tenured employees. As of December 31, 2024, the average tenure of the Bank’s employees was 9.0 years. There are no collective bargaining agreements with our employees.

We seek to attract, develop, and retain talented employees to achieve our strategic business objectives and enhance business performance. We strive to both develop talent from within and hire externally, as needed. We believe that developing talent internally results in building bench strength, retaining institutional knowledge, increasing workforce continuity and promoting loyalty and commitment in our employee base, while adding new employees contributes to new ideas, continuous improvement, and our support of an inclusive working environment which impacts employee engagement and the overall success of the Bank.

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
◦Employee assistance program;
◦Health coaching;
◦Chronic care management;
◦Behavioral health resources;
◦Diabetes prevention coaching; and
◦Reward program to inspire achievement of fitness, health, and preventative care goals;
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

Equal Employment Opportunity.

The Bank is required by federal law, including Finance Agency regulations, to have an Office of Minority and Women Inclusion. The Bank recognizes that diversity of perspective and experience increases capacity for innovation and creativity, and that fair dealing and inclusion allow the Bank to leverage the unique perspectives of all employees and other stakeholders, which strengthens the Bank’s engagement and retention efforts. We evaluate inclusive behaviors as part of our annual performance management process to ensure that all employees are modeling such behaviors and treating their fellow employees equitably.

The Bank operationalizes its commitment to these efforts through the development and execution of a related strategic plan. The plan is annually reviewed and approved by the board of directors and performance is monitored through regular reporting.

The Bank offers a range of educational opportunities and supports engagement and belonging as well as personal and professional growth. Input on programming is garnered through a variety of employee and stakeholder forums.

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

Our 2025 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It, along with our 2025 AHP Implementation Plan, is available on our website at www.fhlbi.com by selecting "Resources" and then selecting "AHP Implementation Plan."

The written charters adopted by the board for its Audit, Executive/Governance, and Human Resources/Compensation Committees are available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." These charters were most recently amended by the board of directors as to the Audit Committee on March 22, 2024, as to the Executive/Governance Committee on January 24, 2025, and as to the Human Resources/Compensation Committee on January 24, 2025.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2025 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

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

Our business and results of operations could be significantly affected by the monetary and fiscal policies of the United States government and its agencies, including the Federal Reserve through its regulation of the supply of money and credit in the United States, and the U.S. Department of the Treasury (U.S. Treasury) through its role in issuing U.S. federal government debt, the speed and magnitude of which can lead to changes in short-term market interest rates. These policies are directly impacted by prevailing economic and political conditions in the United States.

For example, the Federal Reserve began lowering the target range for the federal funds rate in 2024 following a period of increases in the target range during 2022 and 2023. Interest rate levels have an important relationship with our overall profitability, where rises in interest rates generally correlate with increases in our profitability. Accordingly, reductions in the target range for the federal funds rate may adversely affect our profitability. Additionally, significant changes in the target range have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook from time to time. Such changes may also, either directly or indirectly, influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities, and the demand for advances and for our debt.

As another example, a breach or near-breach of the federal debt limit could adversely affect us. U.S. Treasury has advised that the debt limit has been reached and that it is taking certain cash management measures to avoid breaching the limit. U.S. Treasury has advised that it is uncertain how long these measures can be continued. If Congress does not increase the debt limit prior to the time that such measures are exhausted, U.S. Treasury would lose its borrowing authority at such time and a broad range of government payments could not be satisfied. Such an occurrence or near occurrence is likely to cause disruptions in the capital markets and could result in higher interest rates and borrowing costs for the FHLBanks.

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

As another example, a partial or complete federal government shutdown could adversely affect us. The federal government's current budget agreement will expire after March 14, 2025. The federal government would then shut down, and non-essential federal government workers would be furloughed until a new budget agreement was reached. A prolonged shutdown would likely reduce consumer confidence and GDP growth, increase unemployment and market uncertainty, and delay government services. Accordingly, an extended shutdown of federal agencies could adversely affect the general economy and, in turn, demand for our products and services.

Additionally, we are affected by global developments through our investments and capital markets exposures. Global political, economic, and business uncertainty can lead to increased volatility in capital markets or disruptions in the financial markets. Such volatility or disruptions could adversely affect us in many ways, including reduced market access to funding and increased costs of funding. Prolonged disruptions may also result in decreased valuations of, and reduced market and book yields on, our assets.

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

Adverse Trends in the Mortgage Lending Sector, Especially in Our District, Could Adversely Affect Us.

Of particular note among business and economic conditions, our business and results of operations are sensitive to the condition of the housing and residential mortgage markets. Adverse trends in the mortgage lending sector, including declines in home prices or loan performance, could reduce the value of collateral securing our advances and the fair value of our MBS. Such reductions in value would increase the possibility of under-collateralization, thereby increasing the risk of loss in case of a member's failure. Also, deterioration in the residential mortgage markets could adversely affect the value of our MPP portfolio, resulting in an increase in the allowance for credit losses on mortgage loans.

Our district is comprised of the states of Michigan and Indiana. Increases in unemployment and foreclosure rates or decreases in job or income growth rates in either state could result in less demand for our products and services and in turn, adversely affect our profitability and results of operations.

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

A November 2023 Finance Agency report on the FHLBank System is a potential source of important regulatory changes. The report focuses on the FHLBank System's: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments - Finance Agency's Review and Analysis of the FHLBank System.

We are not able to predict what changes, if any, will ultimately result from the Finance Agency's recommendations in the report nor are we able to predict the extent or timing of such changes, particularly in light of the changes in the Finance Agency’s leadership and potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments. Any such changes as well as any resulting increased scrutiny of us and the FHLBank System and its mission and activities, however, could adversely affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

Broadly, attention on environmental, social and governance matters has resulted in, and could result in additional, legislative and regulatory requirements related to such matters, which increase our compliance costs and operational burdens. One example is found in an advisory bulletin on climate-related risk management issued by the Finance Agency in September 2024, which is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments. Further, we could become subject to obligations to monitor the use of the proceeds of advances to avoid their deployment to societally-disfavored industries. Such impacts could adversely affect our business and results of operations.

Members. Changes impacting the environment in which our members provide financial products and services could adversely affect their ability to take full advantage of our products and services, their desire to maintain membership in our Bank, or our ability to rely on their pledged collateral. For example, an advisory bulletin on FHLBank member credit risk management issued by the Finance Agency in September 2024 has resulted in updates to our lending and collateral practices which may result in certain members being unable to borrow from us from time to time. This advisory bulletin is discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

Products and Services. Changes that limit or prohibit the creation of new products or services could adversely affect our earnings and reduce the value of FHLBank membership. For example, our earnings could be adversely affected by legislative or regulatory changes that (i) reduce demand for advances or limit advances we make to our members, (ii) further restrict the products and services we are able to provide to our members or how we do business with our members and counterparties, (iii) further restrict the types, characteristics or volume of mortgages that we may purchase through our MPP or otherwise reduce the economic value of MPP to our members, or (iv) otherwise require us to change the composition of our assets and liabilities. Any resulting inability to adapt products and services to evolving industry standards and member preferences in a highly competitive and regulated environment, while managing our expenses, could harm our business.

Assets and Collateral. Changes that impact the types or values of assets we own or the collateral we hold could increase our risk of credit loss. The possible impacts of the realization of an increased risk of credit loss are discussed under "An Increase in Our Exposure to Credit Losses Could Adversely Affect Our Financial Condition and Results of Operations".

Liquidity and Capital. Changes impacting liquidity or capital could adversely affect our results of operations. For example, we are subject to various liquidity requirements, which constrain our ability to invest excess cash flow in higher yielding assets from time to time. If liquidity requirements are increased, we could be further restrained from otherwise investing in higher yielding assets thereby adversely affecting our earnings. Similarly, we are subject to various capital requirements. If such requirements are increased, it could result in the realization of the risks discussed under "A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members". By way of further example, we, together with the other FHLBanks, currently play a predominant role as lenders in the federal funds markets. Accordingly, any disruptions in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operations and reputation.

Growth. Changes may either directly or indirectly restrict our growth. For example, the Finance Agency could issue an order requiring us to further constrain our growth in acquisition of assets via MPP.

Underwriters and Investors. Changes affecting our debt underwriters and investors, particularly revised capital and liquidity requirements, could also adversely affect our cost of issuing debt in the capital markets. For example, a significant number of investors in FHLBank short-term consolidated obligations are money market funds. However, if these investors' risk and return preferences or regulatory requirements shift, their demand for this debt could decrease. Such a decrease could, due to the FHLBanks’ concentration in money market investors, lead to an inability to access funding on acceptable terms.

Other Housing GSEs. Changes impacting other housing GSEs, including those that give preference to certain sectors, business models, regulated entities, assets, or activities, could adversely affect us. For example, changes in the statuses of Fannie Mae and Freddie Mac as a result of legislative or regulatory changes, including in connection with the ultimate resolution of their conservatorships, may impact funding costs for the FHLBanks, which could adversely affect our business and results of operations. On January 2, 2025, the Finance Agency and U.S. Treasury entered into certain agreements regarding a process they would use if the conservatorships of Fannie Mae and Freddie Mac were to end. Should this occur, the process could result in an actual or perceived competitive advantage to Fannie Mae and Freddie Mac in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for us. Separately, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive these issuers or their debt instruments as bearing increased risk.

FHLBank Membership. Changes that reduce the benefits of FHLBank membership or restrict the eligibility for FHLBank membership could adversely affect our results of operations.

A Failure to Meet Minimum Regulatory Capital Requirements Could Affect Our Ability to Pay Dividends, Redeem or Repurchase Capital Stock, Retain Existing Members and Attract New Members.

We are required to maintain sufficient capital to meet specific minimum requirements established by the Finance Agency. If we violate any of these requirements or if our board or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting, or expected to result, in a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue, even if the statutory redemption period had expired for some or all of such stock. Violations of, or regulator-mandated adjustments to, our capital requirements could also restrict our ability to pay dividends, lend, invest, purchase mortgage loans or participating interests in mortgage loans, or conduct other business activities. Moreover, the Finance Agency could set varying expectations for FHLBanks’ capital levels in ways that have potentially negative impacts on FHLBanks’ business activities. Additionally, the Finance Agency could direct us to call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, thereby adversely affecting their ability to continue doing business with us and their desire to remain as members. Moreover, failure to pay dividends or redeem or repurchase stock at par, or a call upon our members to purchase additional stock to restore capital, could make it more difficult for us to attract new members.

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

Any such illiquidity could adversely affect member interest in conducting business with us when such business includes a requirement to purchase capital stock. Further, it could cause existing members to take steps to withdraw from membership and disincentivize prospective members from joining us. Any resulting loss of business could then adversely affect our results of operations and financial condition.

Business Risk - Strategic

A Loss of Significant Borrowers or PFIs Could Adversely Affect Our Profitability, Our Ability to Achieve Business Objectives, Our Ability to Pay Dividends or Redeem or Repurchase Capital Stock, and Our Risk Concentration.

We note that various factors, including regulatory requirements, have contributed to consolidation in the financial services industry and could reduce the number of current and potential members. For example, depository institutions continue to experience consolidation due to, among other factors, increased regulatory burdens, greater competition from non-bank "Fintech" companies, lower interest margin, and/or higher technology costs that incentivize increased scale. Moreover, events affecting the entire financial services industry could impact the capital markets and result in financial difficulties for our members, which could ultimately result in further consolidation of their businesses. To the extent that reduced demand as a result of further industry consolidation is not replaced by demand from our other or new members, our profitability, ability to achieve business objectives, pay dividends or redeem or repurchase capital stock could be adversely affected. Also, the loss of large members could result in increasing risk concentrations to the remaining members.

Significant Borrowers or PFIs. The loss of any significant borrower or PFI could adversely affect our profitability and our ability to achieve business objectives. This could result from a variety of factors, including acquisition, consolidation of charters within a bank holding company, a member's loss of market share, resolution of a financially distressed member, or regulatory changes relating to FHLBank membership. The loss of a significant borrower could lead to a related decrease in advances outstanding. Our largest borrowers are listed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Advances and Other Credit Products - Concentration.

Our purchases of mortgage loans are concentrated in our larger PFIs that originate mortgages on properties in several states. A loss of one or more of these significant PFIs could increase our geographical concentration. We also purchase mortgage loans from many smaller PFIs that predominantly originate mortgage loans on properties in Michigan and Indiana. Our concentration of MPP loans on properties in Michigan and Indiana could continue to increase over time, as we do not currently limit such concentration. Our largest PFIs and concentration by state are listed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio - Mortgage Loan Concentration.

Competition Could Adversely Affect Advances, the Supply of Mortgage Loans for our MPP, Our Access to Funding and Our Earnings.

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

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Legislative or regulatory actions in connection with the possible resolution of the conservatorships of Fannie Mae and Freddie Mac could result in heightened competition with those entities for the purchase of mortgage loans, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

In addition, PFIs face increased origination competition from originators that are not our members. Increased competition can result in a smaller share of the mortgages available for purchase through our MPP and, therefore, lower asset balances and earnings.

We also compete with Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for funds raised through the issuance of CO bonds and discount notes. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. As discussed under "Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership", legislative or regulatory actions in connection with the possible resolution of the conservatorships of Fannie Mae and Freddie Mac could result in an actual or perceived competitive advantage to Fannie Mae and Freddie Mac in the issuance of unsecured debt relative to the FHLBanks.

Downgrades of Our Credit Rating, the Credit Rating of One or More of the Other FHLBanks, or the Credit Rating of the Consolidated Obligations Could Adversely Affect Our Cost of Funds, Our Ability to Access the Capital Markets, and/or Our Ability to Enter Into Derivative Instrument Transactions on Acceptable Terms.

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

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States. We note that S&P downgraded the United States' sovereign credit rating in 2011, which corresponded with a near breach of the federal debt limit. As discussed under "Economic Conditions and Policy, or Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations", it is possible that a credit rating agency could again downgrade the United States' sovereign credit rating in connection with the current debate in U.S. Congress concerning whether or not the federal debt limit will be raised. If the sovereign credit rating is downgraded, the credit rating of each FHLBank and the FHLBanks' consolidated obligations and outlooks may also be downgraded.

Downgrades in the credit ratings and outlooks, especially a downgrade to an S&P AA rating or equivalent, could result in higher funding costs or disruptions in our access to capital markets. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be adversely affected.

Board Eligibility Requirements May Result in Loss of Expertise and Talent from our Board of Directors, and Any Inability to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission.

Board of Directors. The talent and experience of our board of directors is critical to our ability to satisfy our mission given the global nature and resulting, ever-growing complexities of the finance industry. However, our directors are subject to eligibility requirements that could result in the loss of talent and experience. The eligibility requirements are described in Item 10. Directors, Executive Officers and Corporate Governance - Board of Directors. For example, our board of directors' seats are subject to specific term limits. As a result, the chair of our board was term-limited as of December 31, 2024. She had served as a Bank director for twelve years. Thus, the term limits resulted in the board's loss of her talent and experience.

Additionally, as discussed in greater detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments, the Finance Agency has proposed a rule on FHLBank System boards of directors and executive management. The proposed rule would, among other things, allow the Finance Agency to limit the maximum amount of director compensation and impose additional eligibility requirements on our directors and nominees for directorships. Limitations on our ability to compensate directors could result in a smaller talent pool of people that are willing to serve on the board. Further, additional eligibility requirements to serve on the board could disqualify persons that otherwise have the necessary talent and experience to benefit us. Accordingly, the proposed rule could adversely affect our ability to satisfy our mission if adopted as proposed.

Key Personnel. We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. Our ability to attract and retain personnel with the required technical expertise and specialized skills is important for us to manage our business and conduct our operations successfully. However, competition for such personnel from within the financial services industry, particularly for risk management professionals, and from businesses outside the financial services industry, particularly the technology industry, have challenged and may continue to challenge our ability to recruit and retain such personnel. We have recruited, and expect to continue to recruit, internationally to hire such personnel given the global scarcity of talented professionals in these fields. We note that our ability to recruit internationally could be limited or suspended if certain immigration programs are curtailed which, in turn, could result in our inability to hire such professionals. In any event, the failure to attract and retain skilled key personnel, or failure to develop and implement an effective succession plan for key personnel, could adversely affect our business and operations and, in turn, our results of operations.

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

Member Products.

Advances. If a member fails and the appointed receiver or rehabilitator (or another applicable entity) does not either (i) promptly repay all of the failed institution's obligations to us or (ii) properly assign or assume the outstanding advances, we may be required to liquidate the collateral pledged by the failed institution. The proceeds realized from the liquidation may not be sufficient to fully satisfy the amount of the failed institution's obligations plus the operational cost of liquidation, particularly if market price and interest-rate volatility adversely affect the value of the collateral. Price volatility could also adversely affect our determination of over-collateralization requirements, which could ultimately cause a collateral deficiency in a liquidation scenario. In some cases, we may not be able to liquidate the collateral for the value assigned to it or in a timely manner. Any of these scenarios could cause us to experience a credit loss, which in turn could adversely affect our financial condition and results of operations.

A further deterioration of commercial real estate property values could further affect the loans or MBS pledged as collateral for advances. For example, conditions in the national commercial real estate market are generally challenging with weak leasing demand and lower occupancy rates together with higher interest rates weighing on the abilities of borrowers to service their loans. These factors have also generally reduced the market value of such loans and MBS backed by commercial loans. To remain fully collateralized, we may require members to pledge additional collateral when we deem it necessary. If members are unable to fully collateralize their obligations with us, our advances could decrease further, adversely affecting our results of operations or ability to pay dividends or redeem or repurchase capital stock.

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

Investment Securities. Under applicable law, we can invest in Agency unsecured debt in an amount of up to 100% of our regulatory capital, which consists of our Class B stock, retained earnings, and MRCS. However, as discussed under "Economic Conditions and Policy, or Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations", should actions be taken to resolve the conservatorships of Fannie Mae and Freddie Mac, the amount in which we are able to invest in such debt could be reduced or eliminated entirely depending on the nature of those actions. At December 31, 2024, such debt was below the threshold. Accordingly, the resolution of Fannie Mae’s and Freddie Mac’s conservatorships could impact our investment decisions which could result in reduced earnings from our investment portfolio.

Counterparty Obligations. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with domestic and foreign counterparties or through derivatives clearing organizations. A counterparty default could result in losses if our credit exposure to that counterparty is not fully collateralized or if our credit obligations associated with derivative positions are over-collateralized. The insolvency or other inability of a significant counterparty, including a clearing organization, to perform its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations, as well as our ability to engage in routine derivative transactions. If we are unable to transact additional business with those counterparties, our ability to effectively use derivatives could be adversely affected, which could impair our ability to manage certain aspects of our interest-rate risk. Moreover, our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of financial institutions that transact business with our counterparties. Financial services institutions are interrelated as a result of trading, clearing, counterparty and/or other relationships. Consequently, financial difficulties experienced by one or more financial services institutions could lead to market-wide disruptions that may impair our ability to find suitable counterparties for routine business transactions.

Providing Financial Support to Other FHLBanks Could Adversely Affect the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank to resolve a condition of financial distress. Such assistance could adversely affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides for each FHLBank to contribute at least 10% of its annual net earnings before interest expense on MRCS subject to an FHLBank System-wide annual minimum contribution to AHP of $100 million. As discussed under "Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership", the Finance Agency's report on the System indicates that the Finance Agency plans to recommend that Congress consider amending the FHLBank Act to at least double the minimum required annual AHP contributions by the FHLBanks. If the required System-wide annual minimum contribution is increased or we become liable for a pro-rata share of any shortfall, our net earnings could be reduced or eliminated. Thus, these requirements could adversely affect our ability to pay dividends to our members or to redeem or repurchase capital stock.

Market Risk

Changes in Interest Rates or Changes in the Differences Between Short-Term Rates and Long-Term Rates Could Have an Adverse Effect on Our Earnings.

Our ability to prepare for changes in interest rates, or to hedge related exposures such as volatility or basis risk, significantly affects the effectiveness of our asset and liability management activities and our level of net interest income.

As discussed under "Economic Conditions and Policy, or Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations", reductions in market interest rates, particularly short-term rates, may lower our profitability. A substantial portion of our net interest income is derived from deploying our capital, which has no associated interest cost. If yields on our assets decline, the earnings on the portion of our assets funded by our capital will decline.

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

A flattening or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is lower or negative, respectively, relative to prior market conditions, will tend to reduce, and has reduced from time to time, the net interest margin on new loans added to the MPP portfolio.

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

However, as malicious threat tactics continue to become more pervasive and more sophisticated, including via the use of increasingly powerful artificial intelligence tools, and as regulatory scrutiny of cybersecurity risk management increases, we are required to implement more advanced mitigating controls, which increases our costs. Moreover, if we experience a significant cybersecurity event, either directly or through a third party, we may suffer significant financial or data loss; be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. There can be no assurance that our or any third parties' cybersecurity controls will timely detect or prevent all cybersecurity incidents. There have been cybersecurity incidents with certain of our third party providers, but we are not aware of any material adverse effect on us. Although we carry cybersecurity insurance, its coverage may not be broad enough or adequate to cover losses we may incur if a significant cybersecurity event occurs.

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

Office of Finance. The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of consolidated obligations, among other activities. A failure or interruption of the Office of Finance's services as a result of breaches, cyber attacks, or technological outages (either in the Office of Finance or certain of its third party service providers, including those of backup service providers) could constrain or otherwise adversely affect our business operations, including disruptions to our access to funding through the sale of consolidated obligations. Moreover, any operational failure of the Office of Finance or of its third party providers could expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

Other Third Parties. The failure of other third parties to adequately address their performance standards and operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other services critical to our business infrastructure, and regulatory compliance to third-party vendors and service providers, including derivatives clearing organizations, loan servicers, and the Federal Reserve as to funds transfers. Further, we continue to explore opportunities to outsource services to third-party vendors and service providers where we determine it is in the Bank's best interests to do so.

Compromised security or operational errors at any third party with whom we conduct business, or at any third party's contractors, could expose us to cyber attacks, other breaches or service failures or interruptions. If one or more of these external parties were not able to perform their functions for a period of time, at an acceptable service level, or with increased volumes, our business operations could be constrained, disrupted, or otherwise adversely affected. In addition, any failure, interruption or breach in security of these systems, any disruption of service, or any external party's failure to perform its obligations could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our advances, MPP, funding, hedging activities and regulatory compliance. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be timely detected or adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management.

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for many reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models can be less dependable when the economic environment is outside of historical experience. While we take steps to review and validate our models to minimize inaccuracies, there can be no assurance that all inaccuracies will be identified timely. The reliance on inaccurate models could result in unreliable projections or valuations, which could result in sub-optimal strategies and, in turn, adversely affect our business, financial condition, results of operations and risk management.

General Risks

Natural Disasters and Similar Catastrophic Events Could Adversely Affect Our Business and Our Members.

Regions in which we operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. The frequency, intensity and duration of these weather events is demonstrated by recent examples such as the Los Angeles wildfires that commenced in early 2025, and Hurricanes Milton and Helene, which occurred in the second half of 2024. While these natural disasters have not had a material adverse effect on us, there can be no assurance that such will be the case for future natural disasters. Relatedly, we note a January 16, 2025 U.S. Treasury report that finds, among other things, that:

•homeowners in communities impacted by substantial weather events are paying far more for insurance than other communities;
•policy nonrenewal rates are higher in areas with the highest expected losses from weather events; and
•weather events are making it more costly for insurers to operate.

Accordingly, natural disasters may adversely affect the housing market if insurers cease providing insurance necessary for housing construction to occur and mortgage loans to be granted. We are directly impacted by the condition of the housing and residential mortgage markets, as discussed under "Adverse Trends in the Mortgage Lending Sector, Especially in Our District, Could Adversely Affect Us".

Likewise, catastrophic events similar to natural disasters, such as epidemics or pandemics, acts of war or terrorism, and/or disruptions in the availability of critical infrastructure on which we rely due to a cyber incident or otherwise could occur. Any such natural disasters or similar catastrophic events could destroy or damage our assets or collateral that members have pledged to us; disrupt our business; increase the probability of power or other outages; adversely affect the livelihood of borrowers of our members; or otherwise cause significant economic dislocation in the impacted regions. Any of these situations may adversely affect our financial condition and results of operations.

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

We have a cybersecurity risk management program for assessing, identifying, and managing material risks from cybersecurity incidents that is designed to protect the confidentiality, integrity, and availability of our information technology assets and data. Cybersecurity risk management is integrated into the overall enterprise risk management program. We have implemented processes for assessing, identifying, and managing material risks from cybersecurity incidents that may directly or indirectly impact our business strategy, results of operations, or financial condition. Those processes include the development, approval and implementation of our Enterprise Information Security Policy ("EISP"), Information Security Standards, Information Security Incident Response Plan ("ISIRP") and Business Continuity Management Policy.

The EISP is our core policy for assessing, identifying and managing cybersecurity risks, and it applies to all employees, contractors, temporary employees, and other parties doing business on behalf of or in support of the Bank who, by the nature of their work, have access to our information assets and systems. Broadly, it establishes the administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with the applicable law. To do this, the EISP, among other provisions:

•allocates key responsibilities, including the responsibilities of our chief information security officer ("CISO") and our Chief Risk and Compliance Officer ("CRCO") related to cybersecurity risk management;
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
•mandates the development, acquisition and maintenance of systems with appropriate security controls (e.g., maintaining appropriate configuration management and control processes and maintaining appropriate patch management processes); and
•mandates the adoption of industry standards to address business requirements within a cybersecurity program that leverages both the National Institute of Standards and Technology program and the Center for Information Security Controls in measuring the maturity of our information security program and its adoption of best practices.

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

Our board's Security/Technology Committee reviews the overall status of management's information security program, including any significant issues, significant emerging risks, strategies, and other information to ensure that information security management practices appropriately address potential risks. It is also responsible for the exposure and containment of technology risks, including security risks.

In addition, our board and/or the Security/Technology Committee receives regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. In addition, the CISO provides prompt and timely information on any cybersecurity or information security incident that may pose significant risk to us and continues to provide regular reports on any such incident until its conclusion.

Under the management and direction of the Chief Information Officer, the CISO is responsible for assessing and managing our material risks from cybersecurity threats. The CISO also has a dotted line reporting relationship to the CRCO for purposes of informing the CRCO on related risks. The cybersecurity risk management function under the CRCO is responsible for identifying, assessing and evaluating cybersecurity risks and monitoring and tracking cybersecurity risk mitigation strategies.

The CISO leads an Information Security Steering Committee ("ISSC") which convenes expertise from areas beyond the information security and technology departments, including risk, legal and operations, or other departments, as necessary. Accordingly, the ISSC provides for an interdisciplinary expertise in the implementation of our cybersecurity risk management program. The CISO reports on behalf of the ISSC to management's Risk Committee. These reports include information on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents.

The CISO and the CRCO are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents with the support of our information security department.

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

Our CISO holds a degree in information systems design and analysis and advanced degrees in telecommunications and information technology management. He has over 25 years of experience leading Information Security teams and over a decade as a senior leader within Information Security.

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

Our capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. Class A stock is subject to the same redemption requirements and limitations as Class B stock, except the applicable redemption period for Class A stock is six months. As of December 31, 2024, the board of directors had not authorized the issuance of Class A stock.

Number of Shareholders

As of February 28, 2025, we had 374 shareholders and $2.9 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding. We had no Class A stock outstanding.

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

Under Finance Agency regulations, dividends cannot be paid in the form of capital stock if our excess stock is greater than 1% of our total assets. At December 31, 2024, our excess stock was 0.94% of our total assets.

For additional information, see Notes to Financial Statements - Note 12 - Capital and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.

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

Our net interest income is primarily determined by the size of our balance sheet and the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. A significant portion of net interest income may also be derived from deploying our capital which produces an asset yield but has no associated interest cost, i.e., interest-free capital. We use funding and hedging strategies to manage the interest-rate risk that arises from our lending and investing activities.

Due to our cooperative ownership structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our net income is relatively low compared to our total assets and capital.

In addition, as a cooperative, some members utilize our products more heavily and own more capital stock than others. As a result, we must achieve a balance in generating membership value from rates we charge on advances or prices we pay to purchase mortgage loans and paying a sufficient dividend rate.

For additional background information on the Bank, see Item 1. Business.

Business Environment. The Bank's financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates.

Economy and Financial Markets. The U.S. economy grew at a solid rate in 2024 as U.S. real gross domestic product, according to the U.S. Commerce Department, increased 2.5%, although slower than the 3.2% growth observed in 2023. Consumer spending remained strong in the fourth quarter, despite high borrowing costs, primarily due to rising wages, pandemic savings and a solid but cooling labor market. The labor market remained tight and the unemployment rate in December of 4.1% continued to be low by historical measures, according to the U.S. Labor Department.

U.S. inflation, as measured by the Consumer Price Index published by the U.S. Labor Department, finished 2024 at 2.9%. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose at an annual rate of 2.6%, according to the Commerce Department. The associated measure of core prices, which excludes volatile food and energy prices, rose 2.8% compared to a year earlier, underscoring that inflation remained persistent and continued to follow an uneven path downward.

Conditions in U.S. Housing Markets. In 2024, elevated mortgage interest rates kept many buyers out of the market due to a lack of affordability, which reduced housing demand. At the same time, high mortgage rates discouraged homeowners from selling as many were reluctant to give up their existing low mortgage rates, reducing the available inventory of homes for sale.

The result of lower demand and lower supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell 0.7% from the prior year and finished 2024 at the lowest level since 1995, according to the National Association of Realtors ("NAR"). Despite the constraints, some economists are optimistic that home sales can gain momentum heading into the crucial spring selling season, when activity tends to peak. In December, existing home sales increased for the third straight month, which had not occurred since 2021, and could indicate that some buyers and sellers are coming to terms with higher interest rates. However, the national median existing-home price in December was 6% higher than in December 2023, according to the NAR.

Housing affordability, particularly for first-time home buyers, remains an economic burden as the most recent NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on December 18, 2024, the FOMC decided to lower the target range by 1/4 percentage point to 4.25 to 4.5 percent, indicating that "inflation has made progress toward the Committee’s 2% objective, and judges that the risks to achieving its employment and inflation goals are roughly in balance."

The following table presents certain key interest rates.

	Average for Twelve-Months Ended		Period End
	December 31,		December 31,
	2024	2023	2024	2023
Federal Funds Effective	5.15%	5.03%	4.33%	5.33%
SOFR	5.15%	5.01%	4.49%	5.38%
1-week Overnight-Indexed Swap	5.13%	5.05%	4.33%	5.33%
3-month U.S. Treasury yield	5.10%	5.19%	4.32%	5.34%
2-year U.S Treasury yield	4.38%	4.60%	4.24%	4.25%
10-year U.S. Treasury yield	4.21%	3.96%	4.57%	3.88%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. However, with the rise in the 10-year rate in 2023 and 2024, the 2-year rate fell below the 10-year rate during 2024 as the portion of the yield curve steepened.

At its meeting on January 29, 2025, the FOMC decided to maintain the target range for the federal funds rate at 4.25% to 4.50%.

The FOMC stated that "The Committee judges that the risks to achieving its employment and inflation goals are roughly in balance. The economic outlook is uncertain, and the Committee is attentive to the risks to both sides of its dual mandate."
"In considering the extent and timing of additional adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS. The Committee is strongly committed to supporting maximum employment and returning inflation to its 2% objective."

"In assessing the appropriate stance of monetary policy, the Committee will continue to monitor the implications of incoming information for the economic outlook. The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals."

Impact on Operating Results. Lending and investing activity by our member institutions are key drivers for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets.

Positive economic trends tend to increase demand by our members for advances to support their funding needs but can drive market interest rates higher, which can impair activity in the mortgage market. A less active mortgage market can adversely affect demand for advances and activity levels in our Advantage MPP. However, member demand for liquidity, particularly during stressed market conditions, can also lead to advances growth. Negative economic trends tend to decrease demand by our members for advances but can drive market interest rates lower, which can spur activity in the mortgage market. A more active mortgage market can positively affect demand for advances and our MPP.

The Bank has a diversified portfolio of advances to insurance company and depository members. Borrowing patterns between our insurance company and depository members can differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles.

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

Supporting Housing and Community Investment. In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. A number of programs administered by the Bank are targeted to fulfill that mission, some of which are statutory and some are voluntary. The Bank is statutorily required to set aside a portion of earnings to support affordable housing each year. These funds assist members in serving very low- and low- or moderate-income households.

In addition to statutory AHP assessments, we committed to make voluntary contributions representing at least 5% of our 2023 earnings in support of affordable housing and community investment programs. For the year ended December 31, 2024, we exceeded our 5% voluntary contribution commitment with a total fulfillment of that commitment of 7.5% of prior year net earnings. For additional information, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Other Expenses - Supporting Housing and Community Investment.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2024 and 2023.

The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2024	2023	$ Change	% Change
Net interest income after provision for credit losses	$507	$495	$12	2%
Other income	32	46	(14)
Other expenses	157	120	37
Income before assessments	382	421	(39)	(9)%
AHP assessments	40	44	(4)

Net income	342	377	(35)	(9)%
Total other comprehensive income (loss)	69	(48)	117

Total comprehensive income	$411	$329	$82	24%

Net income for the year ended December 31, 2024 was $342 million, a net decrease of $35 million. The decrease was primarily due to a significant increase in voluntary contributions to affordable housing and community investment programs and net realized gains on the extinguishment of consolidated obligations in 2023 that did not occur in 2024. However, such decrease was partially offset by higher earnings on the portion of the Bank's assets funded by its capital.

The net increase in total OCI for the year ended December 31, 2024 compared to the prior year was due to net unrealized gains on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Years Ended December 31,
Ratios	2024	2023
Return on average assets	0.45%	0.53%
Return on average equity	8.58%	10.57%

The decline in the returns for the year ended December 31, 2024 compared to the prior year was substantially due to the decrease in net income.

Results of Operations for the Years Ended December 31, 2023 and 2022. A comparison of our results of operations for the years ended December 31, 2023 and 2022 is contained in the corresponding Item 7 in our 2023 Form 10-K, filed with the SEC on March 12, 2024.

Changes in Financial Condition for the Year Ended December 31, 2024.

The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2024	December 31, 2023	$ Change	% Change
Advances	$39,833	$35,562	$4,271	12%
Mortgage loans held for portfolio, net	10,796	8,614	2,182	25%
Liquidity investments[1]	12,911	12,152	759	6%
Other investment securities[2]	20,189	19,451	738	4%
Other assets	806	829	(23)	(3)%
Total assets	$84,535	$76,608	$7,927	10%

Consolidated obligations	$78,085	$71,053	$7,032	10%
MRCS	363	369	(6)	(2)%
Other liabilities	1,852	1,442	410	28%
Total liabilities	80,300	72,864	7,436	10%

Capital stock	2,555	2,285	270	12%
Retained earnings[3]	1,684	1,532	152	10%
Accumulated other comprehensive income (loss)	(4)	(73)	69	93%
Total capital	4,235	3,744	491	13%

Total liabilities and capital	$84,535	$76,608	$7,927	10%

Total regulatory capital[4]	$4,602	$4,186	$416	10%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at December 31, 2024 and 2023 of $466 million and $398 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at December 31, 2024 were $84.5 billion, a net increase of $7.9 billion, or 10%, from December 31, 2023, primarily due to an increase in advances and mortgage loans outstanding.

The carrying value of advances outstanding at December 31, 2024 totaled $39.8 billion, a net increase of $4.3 billion, or 12%, from December 31, 2023. The par value of advances outstanding increased by 12% to $40.1 billion, which included a net increase in short-term advances of 54% and a net decrease in long-term advances of 4%. At December 31, 2024, based on contractual maturities, long-term advances composed 63% of advances outstanding, while short-term advances composed 37%.

Mortgage loans held for portfolio at December 31, 2024 totaled $10.8 billion, a net increase of $2.2 billion, or 25%, from December 31, 2023, as the Bank's purchases from its members significantly exceeded principal repayments by borrowers. Purchases of mortgage loans from members for the year ended December 31, 2024 totaled $3.2 billion.

Liquidity investments at December 31, 2024 totaled $12.9 billion, a net increase of $759 million, or 6%, from December 31, 2023. Cash and short-term investments represented 92% of the total liquidity investments at December 31, 2024, while U.S. Treasury obligations represented 8%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at December 31, 2024 totaled $20.2 billion, a net increase of $738 million, or 4%, from December 31, 2023.

The Bank's consolidated obligations outstanding at December 31, 2024 totaled $78.1 billion, a net increase of $7.0 billion, or 10%, from December 31, 2023, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at December 31, 2024 was $4.2 billion, a net increase of $491 million, or 13%, from December 31, 2023. The net increase resulted primarily from issuances of capital stock to support advance activity and the growth in retained earnings.

The Bank's regulatory capital-to-assets ratio at December 31, 2024 was 5.44%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2024, demand by our members for advances was very strong, primarily due to the availability of suitable products to assist our members in managing their balance sheets in the uncertain economic environment. However, due to the ongoing uncertainty, we do not expect a material change in advances outstanding in 2025.

Despite higher mortgage interest rates, we expect our mortgage loan balance outstanding to moderately increase in 2025 due to continuing strong demand by our members to participate in our Advantage MPP and low levels of prepayments expected on the loans in our existing portfolio.

We expect to continue to maintain relatively high levels of liquid investments to be able to timely and reliably support our members' needs. We also expect to continue to seek to maintain investments in Agency MBS up to 300% of total regulatory capital.

Access to debt markets has been reliable, while the cost of our consolidated obligations increased significantly in 2024. Going forward, we expect the cost to continue to increase, with the extent of the increase dependent upon several factors, including the level of market interest rates, scheduled maturities of our existing lower-cost debt, competition from other issuers of Agency debt, changes in the investment preferences of potential buyers of Agency debt securities, global demand, pricing in the interest-rate swap market, and other technical market factors.

As a result of the expected increase in funding costs, our overall interest spreads are expected to slightly decrease in 2025. However, the decline in shorter-term market interest rates during the latter part of 2024 drove asset yields lower and resulted in lower earnings on the portion of our assets funded by our interest-free capital. We expect this adverse impact to continue in 2025, resulting in a significant decline in net interest income in 2025 compared to 2024.

We will continue to engage in various hedging strategies and use derivatives to assist in mitigating the volatility of earnings that arises from the maturity structure of our financial assets and liabilities. Although derivatives are used to mitigate market risk, they also introduce the potential for short-term earnings volatility, in part due to basis risk.

Considering our inherent relatively low margins as a wholesale institution and a cooperative, we continue to strive to keep our operating expense ratios relatively low. However, in 2025, we must absorb significant cost increases to continue to invest in technology to enhance our operating systems and member service capabilities. As a result, we expect a meaningful increase in our operating expenses in 2025.

In addition, we have committed to allocating voluntary funding to our AHP and various affordable housing and community investment programs in 2025 of 7.5% of our net earnings for 2024. However, the timing of the recognition of such allocations as expense may vary due to applicable accounting requirements.

As a result of all the foregoing factors, we have forecasted net income in 2025 to be significantly lower than net income in 2024.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On February 20, 2025, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.5% and on Class B-1 non-activity-based stock at an annualized rate of 4.5%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid on member capital stock was 8.18%. While the overall dividend rate in 2025 will depend on many factors, with the expected decrease in net income, the board may need to reduce the level of dividends in 2025. However, we expect the board to maintain a meaningful spread between the rates on activity-based stock and non-activity-based stock.

In February 2025, we communicated our intention to repurchase, on a voluntary basis and for a limited time, an aggregate amount of $200 million par value of excess capital stock from our shareholders to reduce the amount of outstanding excess stock relative to the Bank's total assets. This repurchase was completed in March. Additional repurchases of excess stock may be made in 2025.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Years Ended December 31, 2024 and 2023.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the year ended December 31, 2024 totaled $4.1 billion, an increase of $375 million compared to the prior year, primarily driven by an increase in yields resulting from the increase in market interest rates and a net increase in the average balances outstanding of interest-earning assets.

When an advance is prepaid, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, we charge a borrower a prepayment fee when the borrower prepays certain advances before the original maturity, which makes us financially indifferent to a borrower's decision to prepay an advance. We record prepayment fees, net of swap termination fees, as interest income on advances.

The following table presents the components of advance prepayment fees included in interest income ($ amounts in millions):

	Years Ended December 31,
Components	2024	2023
Gross borrower advance prepayment fees received (paid)	$(4)	$7
Swap termination fees received (paid)	5	(2)
Total advance prepayment fees, net	$1	$5

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the year ended December 31, 2024 totaled $3.6 billion, an increase of $363 million compared to the prior year, primarily driven by an increase in our cost of funds resulting from the increase in market interest rates and an increase in the average balances outstanding of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances outstanding of interest-earning assets and interest-bearing liabilities.

The increase in net interest income for the year ended December 31, 2024 of $12 million compared to the prior year was primarily due to higher earnings on the portion of the Bank's assets funded by its capital, partially offset by lower net hedging gains.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the year ended December 31, 2024 of $5 million, compared to net hedging gains for the prior year of $18 million, a net decrease of $13 million.

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

	Years Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$3,833	$198	5.17%	$2,363	$119	5.02%	$3,181	$54	1.68%
Federal funds sold	3,528	187	5.29%	4,702	240	5.11%	4,019	78	1.94%
MBS[2,3]	12,363	761	6.15%	11,393	670	5.88%	10,055	245	2.44%
Other investment securities[2,3]	8,348	461	5.52%	7,602	405	5.33%	8,064	135	1.67%
Advances[3]	36,801	2,051	5.57%	36,113	1,943	5.38%	29,939	634	2.12%
Mortgage loans held for portfolio[3,4]	9,482	358	3.78%	8,015	254	3.17%	7,685	207	2.69%
Other assets (interest-earning)[5]	2,229	114	5.13%	2,495	124	4.97%	1,733	38	2.16%
Total interest-earning assets	76,584	4,130	5.39%	72,683	3,755	5.17%	64,676	1,391	2.15%
Other assets, net[6]	(379)			(955)			(567)
Total assets	$76,205			$71,728			$64,109

Liabilities and Capital:
Interest-bearing deposits	$870	44	5.00%	$777	38	4.85%	$1,029	12	1.17%
Discount notes	18,642	967	5.19%	20,213	1,001	4.95%	19,320	374	1.93%
CO bonds[3]	51,581	2,591	5.02%	46,042	2,204	4.79%	39,578	712	1.80%
MRCS	365	21	5.72%	371	17	4.73%	73	2	2.92%
Other borrowings	—	—	5.39%	4	—	4.87%	—	—	2.96%
Total interest-bearing liabilities	71,458	3,623	5.07%	67,407	3,260	4.84%	60,000	1,100	1.83%
Other liabilities	766			751			594
Total capital	3,981			3,570			3,515
Total liabilities and capital	$76,205			$71,728			$64,109

Net interest income		$507			$495			$291

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.32%			0.33%			0.32%

Net interest margin[7]			0.66%			0.68%			0.45%

Average interest-earning assets to interest-bearing liabilities	1.07			1.08			1.08

1    Includes hedging gains (losses) and net interest settlements on qualifying fair-value hedging relationships. Excludes impact of purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities and net interest settlements on derivatives hedging trading securities.
2    The average balances of AFS securities are based on amortized cost; therefore, the resulting yields do not reflect changes in the estimated fair value that are a component of OCI.

3    Except for AFS securities, interest income/expense and average yield/cost of funds include all components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships, including those hedging trading securities.
4    Includes non-accrual loans.
5    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
6    Includes cumulative changes in the estimated fair value of AFS securities and grantor trust assets.
7    Net interest income expressed as a percentage of the average balance of interest-earning assets.

Changes in both volume and interest rates determine changes in net interest income and net interest margin. However, changes in the estimated fair values of derivatives in fair-value hedge relationships, and changes in the fair value of the hedged item that are attributable to the hedged risk, are recorded in net interest income. Interest income on trading securities is also included, but the net interest settlements on derivatives hedging trading securities and the purchase discount (premium) recorded through mark-to-market gains (losses) on trading securities are recorded in other income.

Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Year Ended December 31,
	2024 vs. 2023
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$76	$3	$79
Federal funds sold	(61)	8	(53)
MBS	60	31	91
Other investment securities	34	22	56
Advances	37	71	108
Mortgage loans held for portfolio	51	53	104
Other assets (interest-earning)	(14)	4	(10)
Total	183	192	375
Increase (decrease) in interest expense:
Interest-bearing deposits	5	1	6
Discount notes	(80)	46	(34)
CO bonds	274	113	387
MRCS	—	4	4
Other borrowings	—	—	—
Total	199	164	363

Increase (decrease) in net interest income	$(16)	$28	$12

Average Balances. The average balances outstanding of interest-earning assets for the year ended December 31, 2024 increased by 5% compared to the prior year. The average balances of mortgage loans increased by 18% as purchases from our members significantly exceeded principal repayments by borrowers. The average balances of MBS increased by 9%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances outstanding of interest-bearing liabilities for the year ended December 31, 2024 increased by 6% compared to the prior year. The average balances of CO bonds outstanding increased by 12% while the average balances of discount notes outstanding decreased by 8%, reflecting a change in mix of funding. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, decreased by 3%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of net fair-value hedging gains and (losses) but excluding certain impacts of trading securities, for the year ended December 31, 2024 was 5.39%, an increase of 22 bps compared to the prior year, resulting primarily from higher market interest rates that led to higher yields on our interest-earning assets. Such increase in yields contributed to the increase in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of net fair-value hedging gains and (losses), but excluding certain impacts of hedging trading securities, for the year ended December 31, 2024 was 5.07%, an increase of 23 bps due to higher funding costs on all of our interest-bearing liabilities, resulting substantially from higher market interest rates. The net effect was a decrease in the net interest spread of 1 bp to 0.32% for the year ended December 31, 2024 from 0.33% for the prior year.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2024	2023
Net unrealized gains on trading securities¹	$11	$25
Net realized gains (losses) on trading securities²	(1)	(5)
Net gains on trading securities	10	20

Net gains (losses) on derivatives hedging trading securities	(1)	(24)
Net gains on other derivatives not designated as hedging instruments³	—	4
Net interest settlements on economic derivatives[4]	8	20
Net gains on derivatives	7	—

Net gains on extinguishment of debt	—	20

Change in fair value of investments indirectly funding the liabilities under the SERP	6	7

Net realized gains (losses) from sales of investment securities	2	(7)

Other, net	7	6

Total other income	$32	$46

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

The decrease in total other income for the year ended December 31, 2024 compared to the prior year was primarily due to net gains on the extinguishment of consolidated obligations in the prior year that did not occur in 2024.

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

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2024	2023
Compensation and benefits	$64	$65
Other operating expenses	38	34
Finance Agency and Office of Finance	12	12
Voluntary contributions to housing and community investment	37	4
Other	6	5

Total other expenses	$157	$120

The increase in total other expenses for the year ended December 31, 2024 compared to the prior year was due primarily to increases in voluntary contributions to housing and community investment.

Finance Agency and Office of Finance. Each FHLBank is assessed a portion of the operating costs of our regulator, the Finance Agency. The portion of the Finance Agency's expenses and working capital fund not allocated to Freddie Mac and Fannie Mae is allocated among the FHLBanks as assessments, which are based on the ratio of each FHLBank's minimum required regulatory capital to the aggregate minimum required regulatory capital of every FHLBank. For the years ended December 31, 2024 and 2023, our portion totaled $6 million and $7 million, respectively.

Our proportionate share of the Office of Finance's operating and capital expenditures is calculated based upon two components as follows: (i) two-thirds based on our share of total consolidated obligations outstanding and (ii) one-third based on equal pro-rata allocation. For the years ended December 31, 2024 and 2023, our assessments to fund the Office of Finance totaled $6 million and $5 million, respectively.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions). The timing of the recognition of such contributions in other expenses can vary due to applicable accounting requirements.

	Years Ended December 31,
Voluntary Contribution Commitment and Fulfillment	2024	2023
Prior year's income before assessments	$421	$197
Adjustments:
Prior year's interest expense on MRCS	18	2
Prior year's income subject to assessment	$439	$199

Voluntary contribution commitment (5% of prior year's income subject to assessment, as adjusted)	$22	$10
Voluntary contribution fulfillment[1]	33	10
Excess contributions over commitment	$11	$—

Fulfillment, as a % of prior year income subject to assessment, as adjusted	7.5%	5.0%

Voluntary Contribution Components
Contributions to AHP	$11	$1
Grants and donations to affordable housing and community investment	22	3
Total voluntary contribution fulfillment[1]	33	4
Supplemental voluntary contributions to AHP[2]	4	—
Total voluntary contributions to housing and community investment	$37	$4

1    The sum of voluntary contributions to housing and community investment in 2022 ($6 million) and 2023 ($4 million) fulfilled the commitment of 5% voluntary contribution based upon 2022 earnings.
2    To restore the statutory AHP assessments to what the total otherwise would have been without any voluntary contributions recorded as an expense.

AHP Assessments. The FHLBanks are required by statute to set aside annually 10% of net earnings to fund the AHP, subject to an aggregate minimum of $100 million. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For the years ended December 31, 2024 and 2023, our AHP assessments were $40 million and $44 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

The AHP assists our members in providing grants, as well as subsidized loans, to create affordable rental and homeownership opportunities. All operating and administrative costs for the AHP are included in operating expenses; therefore, all AHP contributions directly support affordable housing projects and eligible households. For the years ended December 31, 2024 and 2023, our AHP contributions were used to award $35 million and $19 million, respectively, in grants that funded 42 and 38 projects, respectively, that provided 1,636 and 1,371 units, respectively, of affordable housing. In addition, during the years ended December 31, 2024 and 2023, our AHP contributions were used to provide $19 million and $9 million, respectively, of grants to 1,220 and 918 eligible low- or moderate-income household homebuyers, respectively, to assist them in buying their homes.

Voluntary contributions to the AHP or other housing and community investment programs recognized as expense reduce income before assessments which, in turn, reduces the statutory AHP assessment. As such, we have committed to make supplemental voluntary contributions to the AHP in an amount that restores the statutory AHP assessment amount to what it otherwise would have been.

The following table presents the calculation of the income subject to assessment, adjusted for the voluntary contribution fulfillment, to demonstrate how the supplemental voluntary AHP contribution restores the total AHP allocation to 10% of our earnings absent the voluntary commitment fulfillment, for the year ended December 31, 2024 ($ in millions).

Components	Year Ended December 31, 2024
Income subject to statutory assessment	$403
Adjustment:
Voluntary contribution fulfillment	33
Supplemental voluntary contributions to AHP	4
Income subject to assessment, as adjusted	$440

10% of income subject to assessment, as adjusted	$44

Statutory AHP assessments	$40
Supplemental voluntary contributions to AHP	4
Total statutory AHP assessments and supplemental AHP contributions	$44

As a result, the Bank's combined required and voluntary allocation for the year ended December 31, 2024 totaled $77 million, an increase of $29 million, or 60%, compared to 2023.

Total Other Comprehensive Income (Loss). Total OCI for the year ended December 31, 2024 consisted substantially of net unrealized gains on AFS securities compared to net unrealized losses for the prior year. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2024		December 31, 2023
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$39,833	47%	$35,562	46%
Mortgage loans held for portfolio, net	10,796	13%	8,614	11%
Cash and short-term investments	11,823	14%	11,552	15%
Trading securities	1,088	1%	600	1%
MBS	12,863	15%	11,947	16%
Other investment securities	7,326	9%	7,504	10%
Other assets[1]	806	1%	829	1%

Total assets	$84,535	100%	$76,608	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of December 31, 2024 were $84.5 billion, an increase of $7.9 billion, or 10%, compared to December 31, 2023, primarily driven by an increase in advances and mortgage loans outstanding. The mix of our assets at December 31, 2024 also changed slightly compared to December 31, 2023 in that mortgage loans as a percent of total assets increased from 11% to 13%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2024 at carrying value totaled $39.8 billion, a net increase of $4.3 billion, or 12%, compared to December 31, 2023. Advances outstanding, at par, totaled $40.1 billion, a net increase of $4.3 billion, or 12%. Advances outstanding, at par, to our depository members increased by $4.1 billion, or 18%, and advances outstanding, at par, to our insurance company members increased by $190 million, or 1%, due to higher demand for advances, especially by our depository members for a particular short-term variable-rate product, to support their liquidity needs and manage their balance sheets in the current economic environment.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies. As a percent of total advances outstanding at par value, at December 31, 2024, advances to commercial banks and savings institutions were 52% and advances to credit unions were 14%, resulting in total advances to depository institutions of 66%, while advances to insurance companies were 34%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2024		December 31, 2023
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$19,280	48%	$15,282	42%
Credit unions	5,567	14%	5,471	15%
Former members	1,605	4%	1,617	5%
Total depository institutions	26,452	66%	22,370	62%

Insurance companies:
Insurance companies	13,692	34%	13,386	38%
Former members[1]	5	—%	120	—%
Total insurance companies	13,697	34%	13,506	38%

CDFIs	1	—%	1	—%

Total advances outstanding	$40,150	100%	$35,877	100%

1    Includes captive insurance companies that had their memberships terminated on February 19, 2021. The outstanding advances to the remaining captive insurer were repaid during 2024.

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

	December 31, 2024		December 31, 2023
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$8,491	21%	$9,099	26%
Due after 1 through 5 years	12,546	31%	12,309	34%
Due after 5 through 15 years	1,436	4%	1,935	5%
Thereafter	10	—%	14	—%
Total	22,483	56%	23,357	65%

Callable or prepayable
Due after 1 through 5 years	5	—%	55	—%
Due after 5 through 15 years	36	—%	36	—%
Total	41	—%	91	—%

Putable
Due after 1 through 5 years	1,772	4%	1,041	3%
Due after 5 through 15 years	4,269	11%	5,134	15%
Total	6,041	15%	6,175	18%

Total fixed-rate	28,565	71%	29,623	83%

Variable-rate:
Without call or put options
Due in 1 year or less	100	—%	311	1%
Due after 1 through 5 years	510	1%	410	1%
Due after 5 through 15 years	—	—%	50	—%
Total	610	1%	771	2%

Callable or prepayable
Due in 1 year or less	6,464	16%	370	1%
Due after 1 through 5 years	2,652	7%	3,335	9%
Due after 5 through 15 years	1,455	4%	1,412	4%
Thereafter	404	1%	366	1%
Total	10,975	28%	5,483	15%

Total variable-rate	11,585	29%	6,254	17%

Overdrawn demand and overnight deposit accounts	—	—%	—	—%

Total advances	$40,150	100%	$35,877	100%

The mix of fixed- vs. variable-rate advances at December 31, 2024 changed from December 31, 2023, due primarily to an increase in depository member demand for a particular short-term variable-rate advance product. At December 31, 2024 and 2023, fixed-rate advances included $22.9 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the year ended December 31, 2024, the par value of advances due in one year or less increased by 54%, while advances due after one year decreased by 4%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 37% at December 31, 2024, an increase from 27% at December 31, 2023. However, based on the earlier of the redemption or the next put date, advances due in one year or less as a percentage of the total outstanding, at par, at December 31, 2024 and 2023 totaled 49% and 39%, respectively.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	December 31, 2024	December 31, 2023
SOFR	$2,579	$2,856
FHLBanks cost of funds	3,183	3,151
EFFR	5,752	—
Other	71	247
Total variable-rate advances, at par value	$11,585	$6,254

The increase in EFFR variable-rate advances is due primarily to an increase in depository member demand for a particular short-term variable-rate advance product.

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

Mortgage loans held for portfolio at December 31, 2024, at carrying value, totaled $10.8 billion, a net increase of $2.2 billion, or 25%, from December 31, 2023, as the Bank's purchases from its members significantly exceeded principal repayments by borrowers.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

Mortgage Loans Activity	2024	2023	2022
Balance, beginning of year	$8,453	$7,533	$7,434
Purchases	3,107	1,613	1,146
Principal repayments	(969)	(693)	(1,047)
Balance, end of year	$10,591	$8,453	$7,533

Purchases during the three-year period increased significantly due primarily to strong demand by our members to participate in our Advantage MPP. Fluctuations in mortgage market rates during 2024 resulted in modestly higher levels of prepayment by our borrowers compared to 2023.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2024		December 31, 2023
Product Type	UPB	% of Total	UPB	% of Total
MPP:
Conventional Advantage	$10,105	95%	$8,043	95%
Conventional Original	168	2%	200	2%
FHA	252	2%	135	2%
Total MPP	10,525	99%	8,378	99%

Total Mortgage Partnership Finance® Program	66	1%	75	1%

Total mortgage loans held for portfolio	$10,591	100%	$8,453	100%

The following table presents the UPB of mortgage loans by redemption term ($ amounts in millions).

Redemption Term	December 31, 2024	December 31, 2023
Due in 1 year or less	$329	$300
Due after 1 through 5 years	1,377	1,252
Due after 5 through 15 years	3,626	3,128
Thereafter	5,259	3,773
Total mortgage loans held for portfolio, UPB	$10,591	$8,453

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan.

The following table presents the components of the allowance for credit losses, including the credit enhancement waterfall for MPP ($ amounts in millions).

Components of Allowance	December 31, 2024	December 31, 2023
MPP expected losses remaining after borrower's equity, before credit enhancements	$6.0	$3.0
Portion of expected losses recoverable from credit enhancements:
PMI	(2.6)	(1.2)
LRA[1]	(3.2)	(1.6)
SMI	(0.1)	(0.1)
Total portion recoverable from credit enhancements	(5.9)	(2.9)
Allowance for unrecoverable PMI/SMI	—	—

Allowance for MPP credit losses	0.1	0.1
Allowance for Mortgage Partnership Finance® Program credit losses	—	—

Allowance for credit losses	$0.1	$0.1

1    Amounts recoverable are limited to (i) the expected losses remaining after borrower's equity and PMI and (ii) the remaining balance in each pool's portion of the LRA. The remainder of the total LRA balance is available to cover any losses not yet expected and to distribute any excess funds to the PFIs.

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

We individually evaluate any remaining exposure to delinquent MPP conventional loans paid in full by the servicers. An estimate of the loss, if any, is equal to the estimated cost associated with maintaining and disposing of the property (which includes the UPB, interest owed on the delinquent loan to date, and estimated costs associated with disposing of the collateral) less the estimated fair value of the collateral (net of estimated selling costs) and the amount of credit enhancements including the PMI, LRA and SMI. The estimated fair value of the collateral is obtained from United States Department of Housing and Urban Development statements, sales listings or other evidence of current expected liquidation amounts. At December 31, 2024, principal previously paid in full by our MPP servicers totaling $0.3 million remains subject to potential claims by those servicers for any losses resulting from past or future liquidations of the underlying properties.

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

	December 31, 2024		December 31, 2023
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$71	—%	$59	—%
Interest-bearing deposits	857	3%	892	3%
Securities purchased under agreements to resell	7,500	23%	6,500	20%
Federal funds sold	3,395	10%	4,101	13%
Total cash and short-term investments	11,823	36%	11,552	36%

Trading securities:
U.S. Treasury obligations	1,088	3%	600	2%
Total trading securities	1,088	3%	600	2%

Total liquidity investments	12,911	39%	12,152	38%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,695	17%	5,697	18%
GSE and TVA debentures	1,583	5%	1,807	6%
GSE multifamily MBS	7,072	21%	6,690	21%
Total AFS securities	14,350	43%	14,194	45%

HTM securities:
State housing agency obligations	48	—%	—	—%
Other U.S. obligations - guaranteed single-family MBS	3,598	11%	4,010	13%
GSE single-family MBS	1,653	5%	684	2%
GSE multifamily MBS	540	2%	563	2%
Total HTM securities	5,839	18%	5,257	17%

Total other investment securities	20,189	61%	19,451	62%

Total cash and investments, carrying value	$33,100	100%	$31,603	100%
Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at December 31, 2024 totaled $11.8 billion, an increase of $271 million, or 2%, from December 31, 2023. Cash and short-term investments as a percent of total cash and investments remained unchanged at December 31, 2024 compared to December 31, 2023.

The Bank purchases certain U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2024 totaled $1.1 billion, an increase of $488 million, or 81%, from December 31, 2023 due to the Bank's decision to purchase shorter-term U.S. Treasury obligations as part of its ongoing liquidity management.

Liquidity investments at December 31, 2024 totaled $12.9 billion, an increase of $759 million, or 6%, from December 31, 2023.

Other Investment Securities. AFS securities at December 31, 2024 totaled $14.3 billion, a net increase of $156 million, or 1%, from December 31, 2023. The increase resulted primarily from purchases of GSE multifamily MBS and the maturities of GSE debentures.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at December 31, 2024 totaled $12 million, compared to net unrealized losses at December 31, 2023 of $(60) million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at December 31, 2024 totaled $5.8 billion, a net increase of $582 million, or 11%, from December 31, 2023. The increase was primarily due to purchases of GSE single-family MBS.

Net unrecognized gains (losses) on HTM securities at December 31, 2024 totaled $(43) million, a decrease in the net losses of $35 million compared to December 31, 2023, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2024		December 31, 2023
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,260	51%	$7,501	53%
Total MBS fixed-rate	7,078	49%	6,753	47%

Total AFS securities	$14,338	100%	$14,254	100%

HTM Securities:
Total non-MBS fixed-rate	$48	1%	$—	—%
Total MBS fixed-rate	195	3%	199	4%
Total MBS variable-rate	5,596	96%	5,058	96%

Total HTM securities	$5,839	100%	$5,257	100%

AFS and HTM securities:
Total fixed-rate	$14,581	72%	$14,453	74%
Total variable-rate	5,596	28%	5,058	26%

Total AFS and HTM securities	$20,177	100%	$19,511	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2024 changed slightly from December 31, 2023. However, all of the fixed-rate AFS securities are swapped using derivatives to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Investments by Year of Contractual Maturity. The following table provides, by year of contractual maturity, carrying values and yields for AFS and HTM securities as of December 31, 2024 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
U.S. Treasury obligations	$—	$5,457	$238	$—	$5,695
GSE and TVA debentures	144	1,292	147	—	1,583
GSE MBS[1]	124	3,043	3,424	481	7,072
Total AFS securities	268	9,792	3,809	481	14,350

HTM Securities:
State housing agency obligations	—	—	—	48	48
Other U.S. obligations - guaranteed MBS[1]	—	—	—	3,598	3,598
GSE MBS[1]	—	92	607	1,494	2,193
Total HTM securities	—	92	607	5,140	5,839

Total AFS and HTM securities, carrying value	$268	$9,884	$4,416	$5,621	$20,189

Yield on AFS securities[2]	2.25%	3.02%	3.25%	2.89%
Yield on HTM securities[2]	—%	4.15%	4.42%	5.47%

1    Year of redemption on our MBS is based on contractual maturity. Their actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.
2    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable AFS or HTM portfolio. The result is then multiplied by 100 to express it as a percentage.

At December 31, 2024, based on contractual maturities, as a percentage of total carrying value, AFS and HTM securities due in one year or less were 1%, due after one year through five years were 49%, due after 5 years through 10 years were 22%, and due after 10 years were 28%.

Total Liabilities. Total liabilities at December 31, 2024 were $80.3 billion, a net increase of $7.4 billion, or 10%, from December 31, 2023, substantially due to an increase in consolidated obligations.

Deposits (Liabilities). Total deposits at December 31, 2024 were $913 million, a net increase of $284 million, or 45%, from December 31, 2023. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

At December 31, 2024, we had no term deposits outstanding. At December 31, 2023, we had term deposits totaling $20 million, with $16 million with maturities of 3 months or less and $4 million with maturities of over 6 months through 12 months.

For details on the average balances and average rates paid, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations and Changes in Financial Condition - Analysis of Results of Operations for the Years Ended December 31, 2024 and 2023.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at December 31, 2024 totaled $78.1 billion, a net increase of $7.0 billion, or 10%, from December 31, 2023, which reflected increased funding needs associated with the net increase in the Bank's total assets.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2024		December 31, 2023
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$25,294	32%	$22,737	31%
CO bonds	21,863	28%	20,137	28%
Total due in 1 year or less	47,157	60%	42,874	59%
Long-term CO bonds	31,997	40%	29,690	41%

Total consolidated obligations	$79,154	100%	$72,564	100%

The mix of our funding at December 31, 2024 changed slightly from December 31, 2023 as we continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. Additionally, in light of each FHLBank's significant reliance on short-term funding, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk, i.e., the potential difficulty or inability to roll over short-term consolidated obligations when market conditions change. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

At December 31, 2024 and 2023, callable CO bonds were 49% and 72%, respectively, of total CO bonds outstanding. The decrease resulted from less favorable market opportunities to issue callable CO bonds.

At December 31, 2024 and 2023, 72% and 82%, respectively, of our fixed-rate CO bonds were swapped using derivatives to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. The decline resulted from an associated increase in the hedging of fixed-rate discount notes. All of our variable-rate CO bonds outstanding at December 31, 2024 and 2023 were indexed to SOFR.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2024 and 2023, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $478 million and $521 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $9 million and $7 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2024	December 31, 2023
Advances	$22,904	$21,950
Investments	17,467	16,713
Mortgage loans MDCs	216	115
CO bonds	26,644	38,094
Discount notes	11,982	—

Total notional outstanding	$79,213	$76,872

The net increase in the total notional amount during the year ended December 31, 2024 was $2.3 billion, or 3%, primarily due to the use of economic derivatives hedging discount notes to mitigate the impact of changes in market interest rates. Substantially offsetting that increase was a decrease in derivatives hedging CO bonds, driven primarily by an increase in simple variable-rate CO bonds outstanding.

The following table presents the notional amounts of interest-rate swaps by pay or receive leg ($ amounts in millions).

	December 31, 2024		December 31, 2023
Interest rate swaps outstanding	Pay Leg	Receive Leg	Pay Leg	Receive Leg
Fixed rate	$39,465	$38,625	$37,852	$38,093
SOFR	28,072	33,429	31,879	31,390
EFFR	10,554	6,037	6,215	6,463
Total notional	$78,091	$78,091	$75,946	$75,946

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	December 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$(319)	$(910)	$961	$(268)
Estimated fair value of associated derivatives, net	322	1,064	(958)	428

Net cumulative fair-value hedging gains (losses)	$3	$154	$3	$160

Substantially all of the net cumulative fair-value hedging gains on AFS securities resulted from a previous strategy of terminating certain interest-rate swaps associated with certain MBS and entering into hedging relationships with new interest-rate swaps in connection with our transition from the London Interbank Offered Rate (LIBOR). Such gains include hedging basis adjustments that are being amortized into earnings as interest expense over the life of the original swap, but are generally being offset by the lower interest expense on the new swaps.

Total Capital. Total capital at December 31, 2024 was $4.2 billion, a net increase of $491 million, or 13%, from December 31, 2023. The net increase resulted primarily from issuances of capital stock to support advance activity and the growth in retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2024	December 31, 2023
Capital stock	60%	61%
Retained earnings	40%	41%
Accumulated other comprehensive loss	—%	(2)%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at December 31, 2024 compared to December 31, 2023 were due to an increase in AOCI.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2024	December 31, 2023
Total GAAP capital	$4,235	$3,744
Exclude: Accumulated other comprehensive loss	4	73
Include: MRCS	363	369
Total regulatory capital	$4,602	$4,186

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

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our ability to obtain funds through the issuance of consolidated obligations at acceptable interest costs depends on prevailing conditions in the capital markets, particularly the short-term capital markets, and the capital markets' perception of the riskiness of those obligations. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2024, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $842.1 billion.

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

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. As of December 31, 2024, we were operating within those limits.

To support member deposits, the Bank Act requires us to have at all times a liquidity deposit reserve in an amount equal to the current deposits received from our members invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years.

The following table presents our excess liquidity deposit reserves ($ amounts in millions).

	December 31, 2024	December 31, 2023
Liquidity deposit reserves	$48,673	$44,120
Less: total deposits	913	629
Excess liquidity deposit reserves	$47,760	$43,491

The increase in liquidity deposit reserves is substantially due to an increase in advances maturing in 5 years or less.

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

	December 31, 2024	December 31, 2023
Aggregate qualifying assets	$83,936	$75,967
Less: total consolidated obligations outstanding	78,085	71,053
Aggregate qualifying assets in excess of consolidated obligations	$5,851	$4,914

Ratio of aggregate qualifying assets to consolidated obligations	1.07	1.07

We also maintain a contingency liquidity plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions or operational disruptions at our Bank and/or the Office of Finance.

New or revised regulatory guidance from the Finance Agency could further increase the amount of, and change the characteristics of, liquidity that we are required to maintain. We have not identified any other trends, demands, commitments, or events that are likely to materially increase or decrease our liquidity.

Changes in Cash Flow. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash provided by operating activities for the year ended December 31, 2024 was $542 million, compared to net cash provided by operating activities for the year ended December 31, 2023 of $189 million. The net increase in cash provided of $353 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Our financial strategies are generally intended to enable us to safely expand and contract our assets, liabilities, and capital in response to changes in our member base and in our members' credit needs. Our capital generally grows when members are required to purchase additional capital stock as they increase their advances borrowings or other business activities with us and from the consistent accumulation of retained earnings. We may also repurchase excess capital stock from our members as business activities with them decline. In addition, in order to meet internally established thresholds or to meet our regulatory capital requirement, we, at the discretion of our board of directors, could undertake capital preservation initiatives such as: (i) voluntarily reducing or eliminating dividend payments; (ii) suspending excess capital stock repurchases; or (iii) raising capital stock holding requirements for our members.

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	December 31, 2024		December 31, 2023
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,245	43%	$1,031	39%
Credit unions	488	17%	461	17%
Total depository institutions	1,733	60%	1,492	56%
Insurance companies	822	28%	793	30%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,555	88%	2,285	86%

MRCS:
Depository institutions	345	11%	346	13%
Insurance companies[1]	18	1%	23	1%
Total MRCS	363	12%	369	14%

Total regulatory capital stock	$2,918	100%	$2,654	100%

1    Balance at December 31, 2023 includes Class B stock held by one captive insurance company whose membership was terminated on February 19, 2021. The stock was not past its contractual redemption date, but was redeemed when the associated advances were repaid during the year ended December 31, 2024.

Required and Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock under our capital plan. In general, the level of excess capital stock fluctuates with our members' level of credit products and, to the extent members have opted-in to AMA activity-based stock requirements, principal amounts of MDCs. As of December 31, 2024, AMA activity-based Class B-2 stock issued and outstanding totaled $143 million.

The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	December 31, 2024	December 31, 2023
Required capital stock:
Member capital stock	$2,054	$1,800
MRCS	73	79
Total required capital stock	2,127	1,879

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	498	485
Member capital stock subject to outstanding redemption requests	3	—
MRCS	290	290
Total excess capital stock	791	775

Total regulatory capital stock	$2,918	$2,654

Excess stock as a percentage of regulatory capital stock	27%	29%

The net increase in total regulatory capital stock was substantially due to issuances of capital stock to members to support increases in their advance activity. During the year ended December 31, 2024, the Bank voluntarily repurchased excess member stock totaling $81 million to reduce the amount of outstanding excess stock relative to the Bank's total assets.

Under our capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2024 was 5.44%. Excess stock must be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to such specified ratio. Otherwise, we are not required to redeem excess Class B stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

The following table summarizes the weighted-average dividend rate paid on our Class B stock, including MRCS1:

	2024	2023	2022
First quarter[2]	7.41%	4.84%	2.31%
Second quarter[2]	7.87%	5.44%	2.46%
Third quarter[2]	7.82%	5.88%	3.41%
Fourth quarter[2]	7.91%	6.47%	3.55%
Year	7.75%	5.69%	2.94%

1    Dividends paid in cash during the period, including the portion recorded as interest expense on MRCS, divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
2    Annualized.

The following table summarizes by year our dividend payout ratio.

	Years Ended December 31,
	2024	2023	2022
Dividend payout ratio[1]	56%	35%	38%

1    Dividends paid in cash during the year, excluding the portion recorded as interest expense on MRCS, divided by net income for the year.

Retained Earnings. The overall adequacy of the Bank's level of retained earnings is evaluated in the context of its overall capitalization. However, we seek to maintain a level of retained earnings that consistently exceeds a minimum level based on the amount we believe is necessary to protect the redemption value of the Bank's capital stock. This minimum is equal to our estimate of the Bank's economic risk that incorporates specified market, credit, operations, and accounting risk estimates. We regularly monitor the adequacy of the Bank's retained earnings and seek to grow retained earnings to enhance the Bank's ability to generate income, pay dividends on capital stock and sustain operations through changing market and economic conditions. If an increase is deemed necessary, we could evaluate various alternative strategies, such as restructuring the balance sheet, reducing our risk tolerances, increasing capital stock requirements or reducing dividends. However, we also seek to maintain sufficient dividends, consistent with our mission objective of providing a return to our members that reflects the Bank's risk profile and makes stock ownership a desirable investment alternative.

Restricted Retained Earnings. In accordance with the JCEA, we continue to allocate 20% of our net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of the average balance of outstanding consolidated obligations for the quarter. These restricted retained earnings will not be available from which to pay dividends except to the extent the restricted retained earnings balance exceeds 1.5% of the Bank's average balance of outstanding consolidated obligations for the quarter. We do not expect either level to be reached for several years.

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

We are required to maintain a ratio of total regulatory capital stock to total assets, measured on a daily average basis at month end, of at least 2%.

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
◦Market risk, which represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress; and
◦Operational risk, which represents 30% of the sum of our credit risk and market risk capital requirements.

The following table presents our risk-based capital requirement in relation to our permanent capital ($ amounts in millions).

Risk-Based Capital Components	December 31, 2024	December 31, 2023
Credit risk	$181	$211
Market risk	649	771
Operational risk	249	295

Total risk-based capital requirement	$1,079	$1,277

Permanent capital	$4,602	$4,186

Permanent capital as a percentage of required risk-based capital	427%	328%

The decrease in our total risk-based capital requirement was primarily caused by a decrease in the market risk component due to changes in the level of mid-and long-term interest rates. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at December 31, 2024 remained well in excess of our total risk-based capital requirement.

By regulation, the Finance Agency may mandate us to maintain a greater amount of permanent capital than is generally required by the risk-based capital requirements in order to promote safe and sound operations. In addition, a Finance Agency rule authorizes the Director to issue an order temporarily increasing the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks. The rule sets forth several factors that the Director may consider in making this determination.

The Finance Agency has established four capital classifications for the FHLBanks - adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The Finance Agency determines our capital classification on at least a quarterly basis. If we are determined to be other than adequately capitalized, we would become subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Finance Agency Director would be required to provide us with written notice of the proposed action and an opportunity to respond. The Finance Agency's most recent determination is that we hold sufficient capital to be adequately capitalized and meet both our minimum capital and risk-based capital requirements. For additional information, see Notes to Financial Statements - Note 12 - Capital.

For details of our off-balance-sheet commitments, see Notes to Financial Statements - Note 16 - Commitments and Contingencies.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense. We review these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that we believe to be reasonable under the circumstances. Changes in certain estimates and assumptions have the potential to significantly affect our reported financial position and results of operations and, in any given reporting period, our actual results could significantly differ from the estimates and assumptions used in preparing our financial statements.

We have identified one of our accounting estimates, the valuation of interest-rate related derivatives and associated hedged items, as critical because this particular estimate requires management to make a number of difficult, subjective, and/or complex judgments about matters that are inherently uncertain resulting in an increased likelihood that materially different amounts could be reported under different market conditions or when using different assumptions.

Valuation of Interest-Rate Related Derivatives and Hedged Items. The estimated fair values of our interest-rate related derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis, which utilizes market-observable interest rate curves and volatility assumptions, and comparisons to similar instruments. For the year ended December 31, 2024, there were no significant changes to the valuation techniques and assumptions used to derive the estimated fair values of these instruments.

Although our use of derivatives is meant to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the derivative instruments positioned to mitigate the market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and other market factors, our earnings may experience greater volatility. Despite substantially all of our derivatives qualifying for fair-value hedge accounting (i.e., the change in the estimated fair value of the hedged item is substantially offset by the change in the estimated fair value of the derivative in net interest income), due to the size of our hedging portfolio, even a small percentage of hedge ineffectiveness (i.e., any difference in the change in the estimated fair value of the derivative and hedged item attributable to the hedged risk) can have a notable impact on the Bank’s reported earnings.

For additional information on the quantitative impact our qualifying and non-qualifying derivatives had on our reported earnings for the three years ended December 31, 2024, 2023, and 2022, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities.

To ensure the estimated fair values of our interest-rate related derivatives and hedged items are reliable, we have several controls and procedures in place including, but not limited to, the following:

•monitoring of hedge effectiveness results;
•comparison of our internally derived derivative values to the respective counterparty’s value(s);
•benchmarking a sample of our values to those produced by an alternate model; and
•internal and periodic external validations of the valuation model and key assumptions.

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

Over the past five years, the largest amount of net unrealized gains in any year on our qualifying fair-value hedge relationships was $18 million, while the largest amount of net unrealized losses was $(12) million.

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

Certain significant legislative and regulatory actions and developments are summarized below. We are subject to various legal and regulatory requirements and regulatory priorities. Changes in the regulatory environment under the current federal executive administration, including regulatory priorities and areas of focus, could affect our business operations, results of operations and reputation. Certain early actions by the executive administration suggest our regulatory environment is changing. For example, on January 20, 2025, the administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on us and the FHLBank System.

Finance Agency's Review and Analysis of the FHLBank System. On November 7, 2023, the Finance Agency issued a written report titled "FHLBank System at 100: Focusing on the Future," ("System at 100 Report") presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focuses on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to:

•update and clarify its regulatory statement of the FHLBanks' mission;
•clarify the FHLBanks' liquidity role;
•expand the FHLBanks' housing and community development focus; and
•promote the FHLBanks' operational efficiency.

The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, we are not able to predict what actions, if any, will ultimately result from the Finance Agency's recommendations in the report, the timing of any such actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on us or the FHLBank System of any such actions. For discussion of the related risks, see Item 1A. Risk Factors – Business Risk - Legislative and Regulatory – Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership.

Advisory Bulletin Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency's expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires us to identify and incorporate climate-related legal and compliance risk into our existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Relatedly, we continue to monitor developments relevant to the SEC's final rule on the enhancement and standardization of climate-related disclosures and note recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. We also continue to monitor the status of certain climate-related state laws to assess their possible impacts on us.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency's expectations that an FHLBank's underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member's credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies; processes for coordination with members' prudential regulators; and management policies addressing default, failure, and insolvency situations. We are in the process of implementing appropriate adjustments to our relevant policies and procedures.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to the FHLBanks' compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the "FTC Act"). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors' oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities ("Equitable Housing Report Requirements"). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks' compliance with the final rule. We have reviewed this rule and related advisory bulletins and are assessing our compliance with the requirements in accordance with the guidance.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the "Enterprises"). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

Under applicable law, we are permitted to invest in Enterprise unsecured debt in an amount of up to 100% of our regulatory capital, which consists of Class B stock, retained earnings, and MRCS. However, the amount of such debt in which we are permitted to invest could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises' conservatorships. Further, the resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, our opportunities to purchase mortgage loans or the profitability from our investments in mortgage loans could be reduced. Further, the resolution of the Enterprises' conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for us.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (i) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (ii) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (iii) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (iv) expand the list of qualifying experiences for all of our independent directors to include artificial intelligence, information technology and security, climate-related risk, CDFI business models, and modeling; and (v) establish a review process for director performance and participation, together with a process for removing our directors for cause. Other proposed revisions address, among other things, our conflict of interests policies, covering all of our employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions could result in significant changes to the nomination, election, and retention of directors on our board. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to consider the effect that the proposed rule could have on us.

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
•oversees the actions of the new Credit Subcommittee, which oversees the identification, monitoring, measurement, evaluation and reporting of enterprise-wide credit risks throughout the organization; and
•oversees the actions of the Information Security Steering Committee, which oversees our Information Security Program, which includes enterprise information security, cybersecurity, and physical security.

Each of our other internal management committees is responsible for overseeing its respective business activities in accordance with specified policies, in addition to ongoing consideration of pertinent risk-related issues.

Broadly, our enterprise risk management team leads the implementation of our enterprise risk management program and assists the board of directors by establishing, monitoring, and maintaining the program and seeking amendments and approvals of the risk management policies from time to time. Our Enterprise Risk Management Policy specifies that breaches of material risk limits from the risk management policies and program policies will be reported to the board of directors or a designated committee of the board, which is typically the board's Risk Oversight Committee.

Our Chief Risk and Compliance Officer leads our enterprise risk management team, reports directly to our Chief Executive Officer and provides reports directly to the board of directors or the Risk Oversight Committee. Our Enterprise Risk Management Policy specifies that the Chief Risk and Compliance Officer:

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

Advances and Other Credit Products. We manage our exposure to credit risk on advances primarily through a combination of ongoing reviews of our borrowers' financial strength and our security interests in assets pledged as collateral by our borrowers.

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

At December 31, 2024, advances outstanding to our insurance company members represented 34% of our total advances outstanding, at par. The significant level of advances to insurance company members reflect the significant portion of total financial assets held by insurance companies in our district. Insurance companies have different risk characteristics than our depository members. Some of the ways we mitigate this risk include requiring insurance companies to deliver collateral to us or our custodian and using industry-specific underwriting approaches as part of our ongoing evaluation of our insurance company members' financial strength.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2024, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members is 25% of their total general account assets. As of December 31, 2024, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total assets. As of December 31, 2024, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total assets.

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

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2024, our top borrower held 11% of total advances outstanding, at par, and our top five borrowers held 40% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	December 31, 2024
Borrower	Amount	% of Total
Old National Bank	$4,475	11%
Merchants Bank of Indiana	4,172	10%
Jackson National Life Insurance Company	2,684	7%
The Lincoln National Life Insurance Company	2,650	7%
Delaware Life Insurance Company	2,088	5%
Subtotal - five largest borrowers	16,069	40%
Next five largest borrowers	7,578	19%
Remaining borrowers	16,503	41%
Total advances, par value	$40,150	100%

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

For the years ended December 31, 2024, 2023, and 2022, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

Credit Review and Monitoring. We monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution borrowers, regulatory financial statements filed with the appropriate state insurance department by insurance company borrowers, SEC filings, and rating agency reports, to help us identify potentially troubled institutions. In addition, we have the ability to obtain borrowers' regulatory examination reports and, when appropriate, may contact borrowers' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for our borrowers.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status, along with their corresponding collateral balances at December 31, 2024. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products, and therefore does not include all assets against which we have security interests ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	Other Real Estate Related-Collateral/CFI	Securities/Delivery	Total Collateral	Lendable Value[1]	Credit Outstanding[2]
Blanket	76	$21,292	$16,220	$5,608	$43,120	$28,430	$11,106
Specific listings	76	32,829	7,223	6,682	46,734	33,182	13,054
Possession	26	7,385	12,732	9,882	29,999	20,016	14,004
Hybrid[3]	5	6,151	1,762	96	8,009	5,414	2,517
Total	183	$67,657	$37,937	$22,268	$127,862	$87,042	$40,681

1     Lendable Value is the borrowing capacity, based upon collateral pledged after a market value has been estimated (excluding blanket-pledged collateral) and an over-collateralization requirement has been applied.
2     Credit outstanding includes advances (at par value), lines of credit used, and standby letters of credit.
3     Hybrid collateral status is a combination of any of the others: blanket, specific listings and possession.

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

Additionally, we are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2024, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

	December 31, 2024
Country	AA	A	Total
Domestic	$115	$742	$857
Australia	1,300	—	1,300
Canada	—	700	700
Finland	1,145	—	1,145
Netherlands	—	250	250
Total unsecured credit exposure	$2,560	$1,692	$4,252

Trading Securities. Our liquidity portfolio includes shorter-term U.S. Treasury obligations, which are direct obligations of the U.S. government and are classified as trading securities.

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), longer-term U.S. Treasury obligations, debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks, and state housing agency obligations.

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At December 31, 2024, these investments totaled 293% of total regulatory capital.

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

	December 31, 2024
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$115	$742	$—	$857
Securities purchased under agreements to resell	2,000	5,100	400	7,500
Federal funds sold	2,445	950	—	3,395
Total short-term investments	4,560	6,792	400	11,752

Trading securities:
U.S. Treasury obligations	1,088	—	—	1,088
Total trading securities	1,088	—	—	1,088

Other investment securities:
U.S. Treasury obligations	5,695	—	—	5,695
GSE and TVA debentures	1,583	—	—	1,583
State housing agency obligations	48	—	—	48
GSE MBS	9,265	—	—	9,265
Other U.S. obligations - guaranteed MBS	3,599	—	—	3,599
Total other investment securities	20,190	—	—	20,190

Total investments, carrying value	$25,838	$6,792	$400	$33,030

Percentage of total	78%	21%	1%	100%

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2024, we had PMI coverage on $1.7 billion or 17% of our conventional MPP mortgage loans, which included coverage of $0.4 million on seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure, of $1.3 million.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

LRA Activity	2024
Liability, beginning of year	$243
Additions	39
Claims paid	—
Distributions to PFIs	(20)
Liability, end of year	$262

SMI. Losses that exceed available LRA funds are covered by SMI (for original MPP loans) up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms. We absorb any losses in excess of available LRA funds and SMI.

As of December 31, 2024, we were the beneficiary of SMI coverage, under our original MPP, on conventional mortgage pools with a total UPB of $169 million. The lowest credit rating from S&P and Moody's, stated in terms of the S&P equivalent, for each of our SMI companies is A-. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

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

	December 31, 2024
		% of UPB Outstanding
FICO® SCORE[1]	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$1	98.2%	—%	—%	1.8%
620-659	17	90.5%	5.1%	2.7%	1.7%
660-699	733	97.3%	2.0%	0.4%	0.3%
700-739	2,152	98.6%	1.0%	0.2%	0.2%
740 or higher	7,419	99.7%	0.3%	—%	—%
Total	$10,322	99.3%	0.5%	0.1%	0.1%

1     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2024, 99.8% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 761.

LTV Ratio[1]	December 31, 2024
< = 60%	15%
> 60% to 70%	14%
> 70% to 80%	50%
> 80% to 90%[2]	16%
> 90%[2]	5%
Total	100%

1     At origination.
2     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2024, 79% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 74%.

We believe these two measures indicate that these loans have a low risk of default.

Mortgage Loan Concentration. During 2024, our top-selling PFI sold us mortgage loans totaling $499 million, or 16% of the total mortgage loans that we purchased in 2024. Our five top-selling PFIs sold us 47% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2024, 2023, and 2022, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	December 31, 2024
Michigan	38%
Indiana	37%
California	3%
Florida	2%
Kentucky	2%
All others	18%
Total	100%

Mortgage Loan Credit Performance. The credit ratios of our mortgage loans are presented in the table below along with the amounts used in those calculations ($ amounts in millions).

	December 31,
Metrics and Ratios	2024	2023
Average loans outstanding during the year ended (UPB)	$9,301	$7,860
Mortgage loans held for portfolio (UPB)	10,591	8,453
Non-accrual loans (UPB)[1]	12	8
Allowance for credit losses on mortgage loans held for portfolio	0.1	0.1
Net recoveries during the year ended	(0.1)	(0.1)

Ratio of net charge-offs to average loans outstanding during the year ended[2]	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio[2]	—%	—%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.11%	0.09%
Ratio of allowance for credit losses to non-accrual loans	1.04%	1.66%

1    Non-accrual loans are defined as conventional mortgage loans where either (i) the collection of interest or principal is doubtful, or (ii) interest or principal is past due for 90 days or more, except when the loan is well secured and in the process of collection (e.g., through credit enhancements and monthly servicer remittances on a scheduled/scheduled basis).
2     Ratios of —% represent results less than 0.1%.

The serious delinquency rate for conventional mortgages was 0.09% at December 31, 2024, compared to 0.08% at December 31, 2023. The serious delinquency rate for government-guaranteed or -insured mortgages was 0.42% at December 31, 2024, compared to 0.64% at December 31, 2023. We rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. Both rates were below the national serious delinquency rate.

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

	December 31, 2024
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$1,657	$8	$(8)	$—
Cleared derivatives[1]	12,537	7	221	228
Liability positions with credit exposure
Uncleared derivatives - AA	934	(19)	19	—
Uncleared derivatives - A	17,562	(442)	447	5
Cleared derivatives[1]	27,268	(2)	247	245
Total derivative positions with credit exposure to non-member counterparties	59,958	(448)	926	478
Total derivative positions with credit exposure to member institutions[2]	36	—	—	—
Subtotal - derivative positions with credit exposure	59,994	$(448)	$926	$478
Derivative positions without credit exposure	19,219

Total derivative positions	$79,213

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

For additional information on liquidity management, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity.

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

Our operations rely on the secure processing, storage and transmission of sensitive/confidential and other information in our computer systems, software and networks. As a result, our Information Security Program is designed to protect our information assets, information systems and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Information Security Program includes processes for monitoring existing, emerging and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Information Security controls designed to protect and detect are in place, including procedures to respond to and mitigate the impacts of security incidents. For additional information, see Item 1C. Cybersecurity.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate both a business resumption center and a disaster recovery data center, at separate locations, with the objective of being able to fully recover all critical activities in a timely manner. Both facilities are subject to periodic testing to demonstrate the Bank's resiliency in the event of a disaster. In addition, all Bank staff have the capabilities to work remotely. We also have a back-up agreement in place with another FHLBank to provide limited services to us in the event critical business operations at our primary and back-up facilities are inoperable.

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

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including Value-at-Risk ("VaR"), duration of equity, convexity, changes in MVE, and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

The table below presents the VaR estimate ($ amounts in millions).

	VaR
Years Ended	Year-End	High	Low	Average
December 31, 2024	$649	$779	$649	$706
December 31, 2023	772	772	261	592

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	December 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,535	$4,478	$4,398	$4,314	$4,222
Percent change in MVE from base	3.1%	1.8%	—%	(1.9)%	(4.0)%
MVE/book value of equity	98.6%	97.4%	95.7%	93.8%	91.8%
Duration of equity	1.1	1.6	1.9	2.1	2.3

	December 31, 2023
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,134	$4,153	$4,143	$4,108	$4,055
Percent change in MVE from base	(0.2)%	0.3%	—%	(0.8)%	(2.1)%
MVE/book value of equity	100.5%	101.0%	100.7%	99.9%	98.6%
Duration of equity	(0.9)	(0.1)	0.5	1.1	1.4

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

Hedging Debt Issuance. When CO bonds are issued, we often use the derivatives market to create funding that is more attractively priced than the funding available in the consolidated obligations market. A typical hedge of this type occurs when a CO bond is issued, while we simultaneously execute a matching interest rate swap. The counterparty pays a rate on the swap to us, which is designed to mirror the interest rate we pay on the CO bond. In this transaction we typically pay a variable interest rate which closely matches the interest payments we receive on short-term or variable-rate advances or investments. This intermediation between the bond and swap markets permits the acquisition of funds by us at lower all-in costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the bond markets. The continued attractiveness of such debt depends on yield relationships between the debt and derivative markets. If conditions in these markets change, we may alter the types or terms of the CO bonds that we issue. Additionally, interest rate swaps may be executed to hedge discount notes.

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

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated.

The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31,
			2024	2023
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$15,940	$14,459
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	6,964	7,491
Sub-total advances			22,904	21,950

Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	9,312	9,569
		Economic	1,100	600
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	6,149	5,733
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	906	811
Sub-total investments			17,467	16,713

Mortgage loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	108	58
Sub-total mortgage loans			108	58

CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	2,821	3,839
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	23,788	34,245
		Economic	35	10
Sub-total CO bonds			26,644	38,094

Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Economic	11,982	—
Sub-total discount notes			11,982	—

Stand-alone derivatives:
MDCs	Not Applicable	N/A	108	57
Sub-total stand-alone derivatives			108	57

Total notional			$79,213	$76,872

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

The following table presents the notional amounts of derivatives by hedge accounting method ($ amounts in millions).

Hedge Accounting Method	December 31, 2024	December 31, 2023
Fair-value hedges:
Long-haul total contractual coupon	$44,338	$55,207
Long-haul benchmark component	3,076	2,683
Shortcut	17,560	17,446
Total fair-value hedges	64,974	75,336
Economic hedges	14,131	1,479
MDCs	108	57
Total notional outstanding	$79,213	$76,872

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2024			December 31, 2023
Financial Instrument and Interest-Rate Payment Term	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$1,088	$1,088	100%	$600	$600	100%
Total trading securities, fair value	$1,088	$1,088	100%	$600	$600	100%

AFS securities:
Total fixed-rate	$14,338	$14,338	100%	$14,254	$14,254	100%
Total AFS securities, amortized cost	$14,338	$14,338	100%	$14,254	$14,254	100%

Advances:
Total fixed-rate	$28,565	$22,904	80%	$29,623	$21,950	74%
Total variable-rate	11,585	—	—%	6,254	—	—%
Total advances, par value	$40,150	$22,904	57%	$35,877	$21,950	61%

CO bonds:
Total fixed-rate	$36,541	$26,144	72%	$46,438	$38,094	82%
Total variable-rate	17,319	—	—%	3,390	—	—%
Total CO bonds, par value	$53,860	$26,144	49%	$49,828	$38,094	76%

Discount notes:
Total fixed-rate	$25,294	$11,982	47%	$22,737	$—	—%
Total discount notes, par value	$25,294	$11,982	47%	$22,737	$—	—%

The decrease in fixed-rate swapped CO bonds resulted from the use of economic derivatives hedging discount notes to mitigate the impact of changes in market interest rates in 2024.

For additional information on credit risk related to derivatives, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Derivatives.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2024. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 8 and 15 to the financial statements, the Bank uses derivatives to reduce funding costs and to manage its exposure to interest-rate risks, among other objectives. The total notional amount of derivatives as of December 31, 2024 was $79 billion, of which 82% were designated as hedging instruments, and the net fair value of derivative assets and liabilities as of December 31, 2024 was $478 million and $9 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, such as interest rate curves and volatility assumptions.

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
March 13, 2025

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31,
	2024	2023
Assets:
Cash and due from banks (Note 3)	$70,849	$58,844
Interest-bearing deposits (Note 4)	856,882	892,049
Securities purchased under agreements to resell (Note 4)	7,500,000	6,500,000
Federal funds sold (Note 4)	3,395,000	4,101,000
Trading securities (Note 4)	1,087,930	600,063
Available-for-sale securities (amortized cost of $14,338,221 and $14,254,103) (Note 4)	14,349,889	14,194,326
Held-to-maturity securities (estimated fair values of $5,796,792 and $5,179,399) (Note 4)	5,839,377	5,256,803
Advances (Note 5)	39,832,992	35,561,844
Mortgage loans held for portfolio, net (Note 6)	10,795,516	8,613,844
Accrued interest receivable	207,387	203,809
Derivative assets, net (Note 8)	478,067	521,164
Other assets	120,702	104,658

Total assets	$84,534,591	$76,608,404

Liabilities:
Deposits (Note 9)	$913,112	$628,811
Consolidated obligations (Note 10):
Discount notes	25,182,336	22,621,837
Bonds	52,903,029	48,431,566
Total consolidated obligations, net	78,085,365	71,053,403
Accrued interest payable	360,905	327,237
Affordable Housing Program payable (Note 11)	92,520	68,301
Derivative liabilities, net (Note 8)	9,302	6,940
Mandatorily redeemable capital stock (Note 12)	363,004	369,041
Other liabilities	475,717	410,774

Total liabilities	80,299,925	72,864,507

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 25,553,939 and 22,852,579	2,555,394	2,285,258
Retained earnings:
Unrestricted	1,217,750	1,134,132
Restricted	466,362	398,039
Total retained earnings	1,684,112	1,532,171
Total accumulated other comprehensive income (loss) (Note 13)	(4,840)	(73,532)

Total capital	4,234,666	3,743,897

Total liabilities and capital	$84,534,591	$76,608,404
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Interest Income:
Advances	$2,050,919	$1,943,129	$634,269
Interest-bearing deposits	114,349	123,858	37,303
Securities purchased under agreements to resell	198,116	118,571	53,496
Federal funds sold	186,571	240,388	78,004
Trading securities	34,938	12,894	25,965
Available-for-sale securities	865,325	808,400	285,252
Held-to-maturity securities	321,309	254,469	69,363
Mortgage loans held for portfolio	358,072	254,140	206,984
Total interest income	4,129,599	3,755,849	1,390,636

Interest Expense:
Consolidated obligation discount notes	967,403	1,001,022	373,757
Consolidated obligation bonds	2,591,056	2,203,964	712,038
Deposits	43,509	37,868	12,003
Mandatorily redeemable capital stock	20,893	17,540	2,140
Total interest expense	3,622,861	3,260,394	1,099,938

Net interest income	506,738	495,455	290,698
Provision for (reversal of) credit losses	(126)	(220)	(74)

Net interest income after provision for (reversal of) credit losses	506,864	495,675	290,772

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	1,854	(6,781)	(1,059)
Net gains (losses) on trading securities	9,940	19,616	(22,574)
Net gains on derivatives	7,177	181	48,429
Net gains on extinguishment of debt	—	19,846	—
Other, net	13,067	13,033	(5,352)
Total other income	32,038	45,895	19,444

Other Expenses:
Compensation and benefits	63,825	65,174	59,006
Other operating expenses	37,769	33,621	30,836
Federal Housing Finance Agency	5,980	6,530	7,229
Office of Finance	6,136	4,659	5,437
Voluntary contributions to housing and community investment	37,201	4,441	6,467
Other, net	6,100	5,823	4,619
Total other expenses	157,011	120,248	113,594

Income before assessments	381,891	421,322	196,622

Affordable Housing Program assessments	40,278	43,886	19,876

Net income	$341,613	$377,436	$176,746
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2024	2023	2022

Net income	$341,613	$377,436	$176,746

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	71,445	(49,838)	(161,881)

Pension benefits, net (Note 14)	(2,753)	2,097	3,032

Total other comprehensive income (loss)	68,692	(47,741)	(158,849)

Total comprehensive income	$410,305	$329,695	$17,897

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2022, 2023, and 2024
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2021	22,462	$2,246,201	$889,869	$287,203	$1,177,072	$133,058	$3,556,331

Comprehensive income (loss)			141,397	35,349	176,746	(158,849)	17,897

Proceeds from issuance of capital stock	3,680	368,041					368,041

Redemption/repurchase of capital stock	(1,619)	(161,885)					(161,885)

Shares reclassified to mandatorily redeemable capital stock, net	(3,292)	(329,232)					(329,232)

Cash dividends on capital stock (2.95%)			(67,454)	—	(67,454)		(67,454)

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income (loss)			301,949	75,487	377,436	(47,741)	329,695

Proceeds from issuance of capital stock	3,636	363,614					363,614

Redemption/repurchase of capital stock	(2,003)	(200,309)					(200,309)

Shares reclassified to mandatorily redeemable capital stock, net	(12)	(1,172)					(1,172)

Cash dividends on capital stock (5.71%)			(131,629)	—	(131,629)		(131,629)

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			273,290	68,323	341,613	68,692	410,305

Proceeds from issuance of capital stock	3,512	351,178					351,178

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.12%)			(189,672)	—	(189,672)		(189,672)

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$341,613	$377,436	$176,746
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	43,204	63,069	167,348
Changes in net derivative and hedging activities	82,321	(391,229)	1,086,752
Net (gains) on extinguishment of debt	—	(19,846)	—
Provision for (reversal of) credit losses	(126)	(220)	(74)
Net losses (gains) on trading securities	(9,940)	(19,616)	22,574
Other adjustments, net	(1,854)	6,781	1,059
Net changes in:
Accrued interest receivable	(1,598)	(50,328)	(77,386)
Other assets	(10,312)	(5,770)	14,333
Accrued interest payable	33,746	164,746	75,115
Other liabilities	65,242	64,338	(1,749)
Total adjustments, net	200,683	(188,075)	1,287,972

Net cash provided by operating activities	542,296	189,361	1,464,718

Investing Activities:
Net change in:
Interest-bearing deposits	454,366	366,590	(2,090,076)
Securities purchased under agreements to resell	(1,000,000)	(1,950,000)	(1,050,000)
Federal funds sold	706,000	(953,000)	(568,000)
Trading securities:
Proceeds from maturities	250,000	1,500,000	3,425,000
Proceeds from sales	—	494,063	200,000
Purchases	(727,927)	(344,261)	(1,930,219)
Available-for-sale securities:
Proceeds from paydowns and maturities	329,675	195,419	730,132
Proceeds from sales	446,857	592,660	—
Purchases	(961,709)	(2,539,432)	(5,195,686)
Held-to-maturity securities:
Proceeds from paydowns and maturities	584,940	455,929	890,409
Proceeds from sales	—	9,769	69,919
Purchases	(1,170,500)	(1,558,464)	(817,170)
Advances:
Principal repayments	299,548,297	281,391,014	251,196,945
Disbursements to members	(303,820,836)	(279,976,584)	(261,178,835)
Mortgage loans held for portfolio:
Principal collections	992,352	704,481	1,006,896
Purchases from members	(3,180,205)	(1,642,690)	(1,156,327)
Purchases of premises, software, and equipment	(13,196)	(5,255)	(4,916)
Loans to other Federal Home Loan Banks:
Principal repayments	67,000	1,090,000	1,050,000
Disbursements	(67,000)	(1,090,000)	(1,050,000)

Net cash provided by (used in) investing activities	(7,561,886)	(3,259,761)	(16,471,928)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2024	2023	2022
Financing Activities:
Net change in deposits	362,501	(7,237)	(590,663)
Net proceeds on derivative contracts with financing elements	9,920	9,464	900
Net proceeds from issuance of consolidated obligations:
Discount notes	807,951,041	809,172,093	835,663,808
Bonds	34,158,461	21,966,675	17,914,235
Payments for matured and retired consolidated obligations:
Discount notes	(805,390,015)	(813,966,061)	(820,497,490)
Bonds	(30,134,740)	(14,093,893)	(18,461,850)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	—	500,000	—
Principal repayments	—	(500,000)	—
Proceeds from issuance of capital stock	351,178	363,614	368,041
Payments for redemption/repurchase of capital stock	(81,042)	(200,309)	(161,885)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(6,037)	(4,634)	(7,151)
Dividend payments on capital stock	(189,672)	(131,629)	(67,454)

Net cash provided by financing activities	7,031,595	3,108,083	14,160,491

Net increase (decrease) in cash and due from banks	12,005	37,683	(846,719)

Cash and due from banks at beginning of year	58,844	21,161	867,880

Cash and due from banks at end of year	$70,849	$58,844	$21,161

Supplemental Disclosures:
Cash activities:
Interest payments	$3,630,246	$2,978,983	$738,492
Non-cash activities:
Purchases of investment securities, traded but not yet settled	—	—	72,788

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

Segment Reporting. The Bank engages in business activities to provide funding, liquidity, and other services to its members and manages its operations as one Bank-wide operating segment. Historically we reported two operating segments: Traditional and Mortgage Loans. In the fourth quarter of 2024, management reevaluated its segment determinations and concluded that reporting a single operating segment best reflects how the Bank’s operations are currently organized and managed. This change has been reflected retrospectively within the Bank’s financial statements.

The Bank’s CODM, identified as its President-CEO, primarily assesses the financial performance of the Bank and allocates resources based on the Bank’s net interest income and net income, as reported on the Statement of Income. These measures are used for decision-making purposes, including benchmarking and forecasting. For additional information regarding other data reported to the CODM, including significant expenses, refer to the Bank’s Statements of Income, Statements of Condition, and the Notes to Financial Statements.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. The most significant estimates pertain to the fair values of financial instruments, specifically our interest-rate related derivatives and associated hedged items.

Estimated Fair Value. The estimated fair value amounts, recorded on the statement of condition and presented in the accompanying disclosures, reflect appropriate valuation methods and were determined based on the assumptions that we believe market participants would use in pricing the asset or liability. Although we use our best judgment in estimating fair value, there are inherent limitations in any valuation technique. Therefore, these estimated fair values may not be indicative of the amounts that would have been realized in market transactions on the reporting dates. For additional information, see Note 15 - Estimated Fair Values.

Changes in Estimates. Changes in estimates are accounted for prospectively, i.e., in the period of change, and do not result in a revision or restatement of prior period amounts.

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

Mortgage Loan Modifications. We evaluate whether the terms of a loan modification made for borrowers experiencing financial difficulty are such that the modified loan should be accounted for as a new loan or a continuation of an existing loan. Prior to January 1, 2023, we evaluated mortgage loan modifications resulting from borrowers experiencing financial difficulty utilizing the troubled debt restructuring guidance in effect.

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

Allowance for Credit Losses on Financial Instruments. The Bank's financial instruments, i.e., interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, investment securities, advances (including off-balance sheet credit exposures), and mortgage loans held for portfolio, are evaluated quarterly for expected credit losses. If necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable for all instruments, which is measured separately. Any uncollectible accrued interest is written off by a reversal of interest income.

For additional information on the allowance methodology related to our financial instruments, see Note 4 - Investments, Note 5 - Advances, and Note 6 - Mortgage Loans Held for Portfolio.

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

Designations. Derivatives are recorded on trade date and typically executed and designated in a qualifying hedging relationship at the same time as the acquisition of the associated hedged item. We may also designate the hedging relationship upon the Bank's commitment to disburse an advance, purchase financial instruments, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. Each derivative is designated as one of the following:

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

When hedge accounting is discontinued and the derivative and hedged item remain, we: (i) continue to carry the derivative on the statement of condition at fair value as an economic hedge until it expires, is terminated, re-designated or exercised; (ii) cease adjusting the hedged asset or liability for changes in fair value; and (iii) amortize the cumulative basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

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

Debt Extinguishments. When we extinguish a CO prior to the contractual maturity date on other than a call date, any gain or loss resulting from the extinguishment is recorded in other income as the difference between the cash paid (market price) and the current carrying value.

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

For the SERP, we record the service cost in compensation and benefits and the interest cost in other expenses. Actuarial gains and losses are recorded in other comprehensive income and amortized into other expenses over the expected average future working lifetime of active participants.

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

Voluntary Contributions to Housing and Community Investment. Voluntary contributions to our AHP and other housing and community investment programs are recorded in other expenses. Voluntary contributions to our AHP are subject to the same accounting requirements as the statutory AHP and are recognized as expense when the contribution is probable and the amount is reasonably estimable. Voluntary contributions to programs other than the statutory AHP are recognized as expense when an unconditional promise to give has been made and received.

Cash Flows. We consider cash and due from banks on the statement of condition as cash and cash equivalents within the statement of cash flows because of their highly liquid nature.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). On November 27, 2023, the FASB issued guidance to improve reportable segment disclosures, primarily through requiring enhanced disclosures about significant segment expenses regularly reported to the CODM and other segment items included in an entity's reported measure of segment profit and loss.

The retrospective application of this guidance, which is effective for our 2024 Form 10-K and interim periods thereafter, had no effect on our financial condition, results of operations, or cash flows, but required expanded segment disclosures which have been included in Note 1 - Summary of Significant Accounting Policies.

Recently Issued Accounting Guidance.

Disaggregation of Income Statement Expenses (ASU 2024-03). On November 4, 2024, the FASB issued guidance requiring disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Only the employee compensation, depreciation, and other expense categories referenced in the standard are relevant to the Bank.

The guidance is effective for the annual period ended December 31, 2027 and interim periods thereafter, although early adoption is permitted. We are in the process of evaluating the impact of this guidance, but it will be limited to our disclosures.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2024, 2023, and 2022 were $8,196, $9,129, and $104,501, respectively.

Note 4 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At December 31, 2024 and 2023, 97% of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. At December 31, 2024 and 2023, based on our evaluations, no allowance for credit losses on any of these investments was deemed necessary.

Securities Purchased Under Agreements to Resell. We use the collateral maintenance provision with our counterparties as a practical expedient for securities purchased under agreements to resell whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. At December 31, 2024 and 2023, based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for credit losses was deemed necessary for securities purchased under agreements to resell.

Federal Funds Sold. As our investments in federal funds sold are typically transacted on an overnight term, we would only evaluate these instruments for expected credit losses if they were not repaid according to their contractual terms at maturity. At December 31, 2024 and 2023, all investments in federal funds sold were repaid according to their contractual terms and, therefore, no allowance for credit losses was deemed necessary.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	December 31, 2024	December 31, 2023
U.S. Treasury obligations	$1,087,930	$600,063
Total trading securities at estimated fair value	$1,087,930	$600,063

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Years Ended December 31,
	2024	2023	2022
Net gains (losses) on trading securities held at year end	$9,471	$11,534	$(18,461)
Net gains (losses) on trading securities that matured/sold during the year	469	8,082	(4,113)
Net gains (losses) on trading securities	$9,940	$19,616	$(22,574)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,691,550	$5,827	$(2,172)	$5,695,205
GSE and TVA debentures	1,568,805	13,976	(135)	1,582,646
GSE multifamily MBS	7,077,866	21,841	(27,669)	7,072,038
Total AFS securities	$14,338,221	$41,644	$(29,976)	$14,349,889

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost[1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,708,713	$738	$(12,595)	$5,696,856
GSE and TVA debentures	1,792,310	14,628	—	1,806,938
GSE multifamily MBS	6,753,080	7,571	(70,119)	6,690,532
Total AFS securities	$14,254,103	$22,937	$(82,714)	$14,194,326

1    Includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization, and, if applicable, fair-value hedging basis adjustments. At December 31, 2024 and 2023, net unamortized discounts totaled $(222,607) and $(278,669), respectively, and the applicable fair-value hedging basis adjustments totaled net losses of $(910,114) and $(778,882), respectively. Excludes accrued interest receivable at December 31, 2024 and 2023 of $58,333 and $72,005, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,227,597	$(2,172)	$—	$—	$2,227,597	$(2,172)
GSE and TVA debentures	60,961	(135)	—	—	60,961	(135)
GSE multifamily MBS	762,267	(4,621)	2,569,237	(23,048)	3,331,504	(27,669)
Total impaired AFS securities	$3,050,825	$(6,928)	$2,569,237	$(23,048)	$5,620,062	$(29,976)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$4,785,547	$(11,716)	$239,902	$(879)	$5,025,449	$(12,595)
GSE multifamily MBS	2,163,506	(14,970)	2,982,742	(55,149)	5,146,248	(70,119)
Total impaired AFS securities	$6,949,053	$(26,686)	$3,222,644	$(56,028)	$10,171,697	$(82,714)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$143,724	$144,049	$305,208	$306,380
Due after 1 year through 5 years	6,733,016	6,749,255	4,628,067	4,636,683
Due after 5 years through 10 years	383,615	384,547	2,567,748	2,560,731
Total non-MBS	7,260,355	7,277,851	7,501,023	7,503,794
Total MBS	7,077,866	7,072,038	6,753,080	6,690,532
Total AFS securities	$14,338,221	$14,349,889	$14,254,103	$14,194,326

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

	Years Ended December 31,
	2024	2023	2022
Proceeds from sales	$446,857	$592,660	$—

Gross gains on sales	$1,854	$340	$—
Gross (losses) on sales	—	(7,050)	—
Net gains (losses) on sales of AFS securities	$1,854	$(6,710)	$—

Allowance for Credit Losses. At December 31, 2024 and 2023, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

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

At December 31, 2024 and 2023, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected based upon the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of each security's remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	December 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost[1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$47,735	$—	$(2,107)	$45,628
MBS:
Other U.S. obligations - guaranteed single-family	3,598,725	9,868	(19,107)	3,589,486
GSE single-family	1,652,532	3,493	(31,998)	1,624,027
GSE multifamily	540,385	—	(2,734)	537,651
Total MBS	5,791,642	13,361	(53,839)	5,751,164
Total HTM securities	$5,839,377	$13,361	$(55,946)	$5,796,792

	December 31, 2023
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost[1]	Gains	Losses	Value
MBS:
Other U.S. obligations - guaranteed single-family	$4,009,493	$1,836	$(39,223)	$3,972,106
GSE single-family	683,944	1,454	(36,334)	649,064
GSE multifamily	563,366	—	(5,137)	558,229
Total HTM securities	$5,256,803	$3,290	$(80,694)	$5,179,399

1    Carrying value equals amortized cost, which includes adjustments made to the cost basis for purchase discount or premium and related accretion or amortization. Net unamortized premium at December 31, 2024 and 2023 totaled $15,905 and $21,942, respectively. Excludes accrued interest receivable at December 31, 2024 and 2023 of $10,508 and $11,669, respectively.

Contractual Maturity. At December 31, 2024, we held one non-MBS HTM security with a contractual maturity in 2055. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. There were no sales of HTM securities during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769 and $69,919, respectively, while carrying values at the time of sale totaled $9,840 and $70,978, respectively, resulting in net realized losses of $(71) and $(1,059), respectively, determined by the specific identification method.

Allowance for Credit Losses. At December 31, 2024 and 2023, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. The NRSRO ratings may differ from any internal ratings of the securities, if applicable.

Our HTM securities are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g., the securities do not possess similar risk characteristics. We consider several qualitative factors when evaluating the potential for credit losses on our HTM securities and, if deemed necessary, an allowance for credit losses is recorded.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2024 and 2023, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary based on the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Note 5 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with various maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to SOFR or another specified index.

The following table presents our advances outstanding by redemption term.

	December 31, 2024		December 31, 2023
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$—	—	$2	7.76
Due in 1 year or less	15,054,808	4.17	9,780,116	4.88
Due after 1 year through 2 years	3,126,564	3.27	4,362,389	3.33
Due after 2 years through 3 years	4,874,797	4.08	2,683,356	3.25
Due after 3 years through 4 years	4,850,347	4.14	4,573,456	4.37
Due after 4 years through 5 years	4,633,376	4.05	5,531,135	4.30
Thereafter	7,609,715	3.54	8,946,614	3.44
Total advances, par value	40,149,607	3.95	35,877,068	4.06
Fair-value hedging basis adjustments, net	(318,967)		(319,721)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	2,352		4,497
Total advances[1]	$39,832,992		$35,561,844

1    Carrying value equals amortized cost, which excludes accrued interest receivable at December 31, 2024 and 2023 of $63,554 and $63,775, respectively.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
	December 31,		December 31,
Term	2024	2023	2024	2023
Overdrawn demand and overnight deposit accounts	$—	$2	$—	$2
Due in 1 year or less	19,508,990	14,901,928	19,665,958	13,910,616
Due after 1 year through 2 years	2,976,664	3,641,289	4,053,564	5,102,289
Due after 2 years through 3 years	3,702,587	2,370,466	5,134,897	3,581,356
Due after 3 years through 4 years	4,053,844	3,328,746	4,667,347	4,808,556
Due after 4 years through 5 years	4,192,926	4,502,482	3,262,126	4,661,135
Thereafter	5,714,596	7,132,155	3,365,715	3,813,114
Total advances, par value	$40,149,607	$35,877,068	$40,149,607	$35,877,068

Advance Concentrations. At December 31, 2024 and 2023, our top borrower held 11% and 12%, respectively, and our top five borrowers held 40% and 35%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. Advances are evaluated for expected credit losses on a collective, or pooled, basis unless an individual assessment is deemed necessary, e.g., the advances do not possess similar risk characteristics.

Using a risk-based approach, we consider the borrower's financial strength, including payment status, and the amount and quality of the collateral pledged to be the primary indicators of an advance's credit quality. We manage our exposure to advances outstanding through an integrated approach that generally includes establishing a credit limit for each borrower, and an ongoing review of each borrower's financial condition, coupled with conservative collateral/lending policies intended to limit the risk of loss while balancing the borrower's needs for a reliable source of funding. In addition, we lend to eligible borrowers in accordance with federal statutes and Finance Agency regulations. Specifically, we comply with the Bank Act, which requires us to obtain sufficient collateral to fully secure credit products. We evaluate and update our collateral guidelines, as necessary, based on current market conditions.

We accept certain investment securities, residential mortgage loans, deposits, and other real estate-related assets as collateral. In addition, certain members that qualify as CFIs are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. Under the Bank Act, our capital stock owned by our members serves as additional security. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; the type of member (e.g., commercial bank, insurance company, or CDFI); collateral availability; and overall credit exposure to the borrower. As part of our risk-based approach, we also evaluate and determine whether a borrower may retain physical possession of the collateral pledged to us or must specifically deliver the collateral to us or our document custody agent.

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

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. At December 31, 2024 and 2023, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2024 and 2023, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no modifications related to advances to borrowers experiencing financial difficulties during the years ended December 31, 2024 and 2023. There were no troubled debt restructurings for the year ended December 31, 2022.

At December 31, 2024 and 2023, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Note 6 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist substantially of residential loans acquired from our members through the MPP. The mortgage loans are fixed-rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	December 31, 2024	December 31, 2023
Fixed-rate long-term mortgages	$9,958,543	$7,711,709
Fixed-rate medium-term[1] mortgages	632,229	740,859
Total mortgage loans held for portfolio, UPB	10,590,772	8,452,568
Unamortized premiums	224,988	179,499
Unamortized discounts	(13,583)	(11,844)
Hedging basis adjustments, net	(6,536)	(6,254)
Total mortgage loans held for portfolio	10,795,641	8,613,969
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$10,795,516	$8,613,844

1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at December 31, 2024 and 2023 of $60,721 and $41,403, respectively.

Type	December 31, 2024	December 31, 2023
Conventional	$10,322,376	$8,298,188
Government-guaranteed or -insured	268,396	154,380
Total mortgage loans held for portfolio, UPB	$10,590,772	$8,452,568

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

	December 31, 2024
	Origination Year
Payment Status	Prior to 2020	2020 to 2024	Total
Past due:
30-59 days	$19,771	$35,996	$55,767
60-89 days	3,727	4,719	8,446
90 days or more	5,037	4,174	9,211
Total past due	28,535	44,889	73,424
Total current	2,403,734	8,046,617	10,450,351
Total conventional mortgage loans, amortized cost	$2,432,269	$8,091,506	$10,523,775

	December 31, 2023
	Origination Year
Payment Status	Prior to 2019	2019 to 2023	Total
Past due:
30-59 days	$20,204	$26,731	$46,935
60-89 days	3,097	4,698	7,795
90 days or more	5,206	1,364	6,570
Total past due	28,507	32,793	61,300
Total current	2,391,451	6,004,929	8,396,380
Total conventional mortgage loans, amortized cost	$2,419,958	$6,037,722	$8,457,680

	December 31, 2024
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure[1]	$3,259	$—	$3,259
Serious delinquency rate[2]	0.09%	0.42%	0.10%
Past due 90 days or more still accruing interest[3]	$3,083	$1,098	$4,181
On non-accrual status	$12,116	$—	$12,116

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

	December 31, 2023
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure[1]	$728	$—	$728
Serious delinquency rate[2]	0.08%	0.64%	0.09%
Past due 90 days or more still accruing interest[3]	$2,513	$939	$3,452
On non-accrual status	$7,601	$—	$7,601

1    Includes loans for which the decision of foreclosure or similar alternative, such as pursuit of deed-in-lieu of foreclosure, has been reported. Loans in process of foreclosure are included in past due categories depending on their delinquency status, but are not necessarily considered to be on non-accrual status.
2    Represents loans 90 days or more past due (including loans in process of foreclosure) expressed as a percentage of the respective amount of mortgage loans outstanding. The total rate is a weighted-average rate. The percentage excludes principal and interest amounts previously paid in full by the servicers on conventional loans that are pending resolution of potential loss claims. Our servicers repurchase seriously delinquent government loans, including FHA loans, when certain criteria are met.
3    Although our past due scheduled/scheduled MPP loans are classified as loans past due 90 days or more based on the loan's delinquency status, we do not consider these loans to be on non-accrual status as they are well-secured and in the process of collection.

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

Seriously delinquent conventional loans 180 days or more past due and not charged-off are also collectively evaluated at the pool level based on loan-specific attribution data, including the use of loan-level property values from a third-party. In addition, loans that are modified to borrowers experiencing financial difficulty are included in the collective evaluation in accordance with their payment status.

Individually Evaluated Mortgage Loans. We individually evaluate any remaining exposure to delinquent conventional MPP loans paid in full by servicers and collateral-dependent loans.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Qualitative Factors. We also assess multiple qualitative factors in our estimation of credit losses. These factors represent a subjective management judgment based on facts and circumstances that exist as of the reporting date that are not ascribed to any specific measurable economic or credit event and therefore may not otherwise be captured in our methodology.

Rollforward of Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2024	2023	2022
Balance, beginning of year	$125	$200	$200
Recoveries, net of charge-offs	126	145	74
Provision for (reversal of) credit losses	(126)	(220)	(74)
Balance, end of year	$125	$125	$200

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2024 or 2023. Furthermore, none of these mortgage loans have been placed on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2024	December 31, 2023
Premises	$15,733	$14,238
Computer software	57,720	53,230
Equipment	11,147	10,219
Premises, software and equipment, in service	84,600	77,687
Accumulated depreciation and amortization	(62,994)	(58,670)
Premises, software and equipment, in service, net	21,606	19,017
Capitalized assets not yet in service	9,251	5,543
Premises, software and equipment, net	$30,857	$24,560

Depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2024, 2023, and 2022 totaled $6,899, $8,001, and $8,182, respectively, including amortization of computer software costs of $4,555, $5,690, and $5,935, respectively.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	December 31, 2024			December 31, 2023
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$64,974,465	$676,279	$1,020,918	$75,336,530	$736,648	$1,533,144
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	13,117,348	624	247	610,000	100	319
Interest-rate caps/floors	906,100	1,174	—	811,000	887	—
Interest-rate forwards	107,500	1,563	—	57,300	—	337
MDCs	107,682	41	371	57,270	207	12
Total derivatives not designated as hedging instruments	14,238,630	3,402	618	1,535,570	1,194	668
Total derivatives before adjustments	$79,213,095	679,681	1,021,536	$76,872,100	737,842	1,533,812
Netting adjustments and cash collateral[1]		(201,614)	(1,012,234)		(216,678)	(1,526,872)
Total derivatives, net, at estimated fair value		$478,067	$9,302		$521,164	$6,940

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2024 and 2023, including accrued interest, totaled $1,030,169 and $1,451,464, respectively. Cash collateral received from counterparties and held at December 31, 2024 and 2023, including accrued interest, totaled $219,550 and $141,271, respectively.

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

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with our uncleared derivative counterparties.

We are subject to two-way initial margin regulatory requirements for uncleared derivative transactions when our aggregate uncleared derivative exposure to a single counterparty exceeds a specified threshold. Required initial margin must be in the form of non-cash collateral and held at a third-party custodian, but posting initial margin does not change its ownership. Rather, the counterparty has a security interest in the required initial margin and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As a result, at December 31, 2024 and 2023, our securities pledged as initial margin totaled $0 and $15,670, respectively, which cannot be sold or repledged by the counterparty absent the occurrence of certain events.

Cleared Derivatives. For cleared derivatives, the Clearinghouse is our counterparty. We use LCH.UK and CME Clearing as Clearinghouses for all cleared derivative transactions. Collateral is required to be posted daily for changes in the value of cleared derivatives to mitigate each counterparty's credit risk. The Clearinghouse notifies our clearing agent of the required initial and variation margin, and the clearing agent notifies us. The requirement that we post initial and variation margin through the clearing agent for the benefit of the Clearinghouse exposes us to institutional credit risk in the event that the clearing agent or Clearinghouse fails to meet its obligations.

At both Clearinghouses, initial margin is considered cash collateral and variation margin is characterized as a daily settlement payment.

The Clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2024, we were not required by our clearing agents to post any additional margin.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2024		December 31, 2023
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$674,368	$1,020,626	$736,071	$1,521,576
Cleared	5,272	539	1,564	11,887
Total gross recognized amount	679,640	1,021,165	737,635	1,533,463
Gross amounts of netting adjustments and cash collateral
Uncleared	(669,265)	(1,011,695)	(727,850)	(1,514,985)
Cleared	467,651	(539)	511,172	(11,887)
Total gross amounts of netting adjustments and cash collateral	(201,614)	(1,012,234)	(216,678)	(1,526,872)
Net amounts after netting adjustments and cash collateral
Uncleared	5,103	8,931	8,221	6,591
Cleared	472,923	—	512,736	—
Total net amounts after netting adjustments and cash collateral	478,026	8,931	520,957	6,591
Derivative instruments not meeting netting requirements[1]	41	371	207	349
Total derivatives, net, at estimated fair value	$478,067	$9,302	$521,164	$6,940

1    Includes MDCs and certain interest-rate forwards.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Year Ended December 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$520,095	$489,788	$(873,168)	$136,715
Net gains (losses) on derivatives²	(2,225)	79,375	447,366	524,516
Net gains (losses) on hedged items³	6,979	(131,820)	(449,177)	(574,018)
Price alignment interest	(17,527)	(26,316)	(1,439)	(45,282)
Net impact on net interest income	$507,322	$411,027	$(876,418)	$41,931

Total interest income (expense) recorded in the statement of income[4]	$2,050,919	$865,325	$(2,591,056)	$325,188

	Year Ended December 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$578,797	$474,849	$(950,685)	$102,961
Net gains (losses) on derivatives²	(258,266)	(32,650)	723,899	432,983
Net gains (losses) on hedged items³	254,122	(14,754)	(707,220)	(467,852)
Price alignment interest	(25,257)	(31,575)	(1,021)	(57,853)
Net impact on net interest income	$549,396	$395,870	$(935,027)	$10,239

Total interest income (expense) recorded in the statement of income[4]	$1,943,129	$808,400	$(2,203,964)	$547,565

	Year Ended December 31, 2022
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$52,810	$58,755	$(136,188)	$(24,623)
Net gains (losses) on derivatives²	733,521	442,066	(1,910,921)	(735,334)
Net gains (losses) on hedged items³	(731,398)	(502,643)	1,900,103	666,062
Price alignment interest	(7,602)	(9,162)	1,141	(15,623)
Net impact on net interest income	$47,331	$(10,984)	$(145,865)	$(109,518)

Total interest income (expense) recorded in the statement of income[4]	$634,269	$285,252	$(712,038)	$207,483

1    Represents interest income/expense on derivatives in qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
2    Includes increases (decreases) in estimated fair value and swap fees received (paid) resulting from terminations of derivatives.
3    Includes increases (decreases) in estimated fair value and amortization of net gains and losses on ineffective and discontinued fair-value hedging relationships.
4    For advances, AFS securities and CO bonds only.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Years Ended December 31,
Type of Hedge	2024	2023	2022
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(205)	$(17,369)	$15,731
Interest-rate caps/floors	(324)	(1,746)	233
Interest-rate forwards	700	(308)	7,824
Net interest settlements[1]	8,206	20,370	33,391
MDCs	(1,200)	(766)	(8,750)
Net gains on derivatives in other income	$7,177	$181	$48,429

1    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	December 31, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,584,803	$14,338,221	$25,182,096

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(318,967)	$(1,080,359)	$(961,333)
For discontinued fair-value hedging relationships	—	170,245	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(318,967)	$(910,114)	$(961,333)

	December 31, 2023
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$21,624,453	$14,254,103	$36,682,911

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(319,721)	$(1,013,707)	$(1,410,511)
For discontinued fair-value hedging relationships	—	234,825	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(319,721)	$(778,882)	$(1,410,511)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 9 - Deposit Liabilities

We offer demand and overnight deposits to members and qualifying non-members. In addition, we offer short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans, pending disbursement of such funds. We classify these items as other deposits.

Demand, overnight, and other deposits pay interest based on a daily interest rate. Time deposits pay interest based on a fixed rate determined at the origination of the deposit.

The following table presents the types of our deposits.

Type	December 31, 2024	December 31, 2023
Interest-bearing:
Demand and overnight	$913,112	$608,697
Time	—	20,100
Other	—	14
Total interest-bearing	913,112	628,811
Total deposits	$913,112	$628,811

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both December 31, 2024 and 2023 totaled $1.2 trillion. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2024	December 31, 2023
Par value	$25,293,510	$22,737,397
Unamortized discounts	(110,905)	(115,297)
Unamortized concessions	(269)	(263)
Book value	$25,182,336	$22,621,837

Weighted average effective interest rate	4.40%	5.35%

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

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2024	December 31, 2023
Fixed-rate	$35,342,355	$45,009,050
Simple variable-rate	17,319,500	3,389,500
Step-up	1,198,500	1,428,500
Total CO bonds, par value	$53,860,355	$49,827,050

The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2024		December 31, 2023
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,862,970	3.65	$20,137,240	3.76
Due after 1 year through 2 years	15,037,435	2.96	10,415,280	2.96
Due after 2 years through 3 years	3,015,800	2.50	7,537,350	1.48
Due after 3 years through 4 years	2,317,520	3.00	2,356,530	1.85
Due after 4 years through 5 years	3,117,630	4.46	2,254,120	3.06
Thereafter	8,509,000	3.38	7,126,530	2.81
Total CO bonds, par value	53,860,355	3.37	49,827,050	2.99
Unamortized premiums	24,889		33,792
Unamortized discounts	(7,992)		(10,093)
Unamortized concessions	(12,890)		(8,672)
Fair-value hedging basis adjustments, net	(961,333)		(1,410,511)
Total CO bonds	$52,903,029		$48,431,566

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

Redemption Feature	December 31, 2024	December 31, 2023
Non-callable / non-putable	$27,334,855	$14,027,225
Callable	26,525,500	35,799,825
Total CO bonds, par value	$53,860,355	$49,827,050

Year of Contractual Maturity or Next Call Date	December 31, 2024	December 31, 2023
Due in 1 year or less	$42,042,970	$42,512,740
Due after 1 year through 2 years	9,330,935	4,389,780
Due after 2 years through 3 years	726,300	895,850
Due after 3 years through 4 years	1,061,020	327,530
Due after 4 years through 5 years	212,130	1,051,620
Thereafter	487,000	649,530
Total CO bonds, par value	$53,860,355	$49,827,050

Note 11 - Affordable Housing Program

The Bank Act requires each FHLBank to establish an AHP, in which the FHLBank provides subsidies in the form of direct grants to members that use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP 10% of each FHLBank's net earnings, subject to an aggregate minimum of $100 million. For purposes of the AHP calculation, net earnings is defined in a Finance Agency Advisory Bulletin as income before assessments, plus interest expense related to MRCS.

Our statutory AHP expense, based on 10% of our net earnings, is reported separately as AHP assessments on the Statement of Income as a reduction to income before assessments.

In addition to the statutory AHP assessment, we may make voluntary contributions to the AHP or other housing and community investment programs. Voluntary contributions are reported within other expenses. Voluntary contributions recognized as expense reduce income before assessments which, in turn, reduces the statutory AHP assessment. As such, we have committed to make supplemental voluntary contributions to the AHP in an amount that restores the statutory AHP assessment amount to what it otherwise would have been. Statutory AHP assessments and all voluntary contributions to AHP are recorded in the AHP payable on the Statement of Condition. Statutory AHP assessments accrued in the current year are generally awarded in the subsequent year and may be disbursed over several years.

The following table summarizes the activity in our AHP payable.

AHP Activity	2024	2023	2022
Liability at beginning of year	$68,301	$38,170	$31,049
Assessments	40,278	43,886	19,876
Voluntary contributions to AHP	11,333	1,863	4,159
Supplemental voluntary contributions to AHP	3,720	—	—
Subsidy usage, net[1]	(31,112)	(15,618)	(16,914)
Liability at end of year	$92,520	$68,301	$38,170

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Other voluntary contributions to housing and community investment programs (non-AHP) primarily consist of grants and donations. The associated liability is recorded within other liabilities on the Statement of Condition.

The following table is a rollforward of the voluntary contribution liability balance (non-AHP).

Other Voluntary Housing and Community Investment Activity	2024	2023	2022
Liability at beginning of year	$1,188	$1,800	$—
Voluntary contributions to housing and community investment	22,148	2,578	2,308
Voluntary grants and donations disbursed, net[1]	(15,995)	(3,190)	(508)
Liability at end of year	$7,341	$1,188	$1,800

1    Grants and donations disbursed are reported net of returns/recaptures of previously disbursed grants and donations.

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

The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	December 31, 2024	December 31, 2023
Class B-1[1]	$614,447	$581,687
Class B-2 [2]	1,940,947	1,703,571
Total Class B outstanding	$2,555,394	$2,285,258

1    Non-activity-based stock.
2    Activity-based stock.

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

The following table presents the activity in our MRCS.

MRCS Activity	2024	2023	2022
Liability at beginning of year	$369,041	$372,503	$50,422
Reclassification from capital stock	—	1,172	329,232
Redemptions/repurchases	(6,037)	(4,634)	(7,151)
Liability at end of year	$363,004	$369,041	$372,503

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2024	December 31, 2023
Past contractual redemption date[1]	$9,748	$738
Year 1	19,179	15,047
Year 2	3,674	19,179
Year 3	329,232	3,674
Year 4	12	329,232
Year 5	1,159	1,171
Total MRCS	$363,004	$369,041

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the distributions related to our MRCS.

	Years Ended December 31,
MRCS Distributions	2024	2023	2022
Recorded as interest expense	$20,893	$17,540	$2,140
Recorded as distributions from retained earnings	—	716	2,067
Total	$20,893	$18,256	$4,207

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

As presented in the following table, we were in compliance with these Finance Agency capital requirements at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,078,665	$4,602,510	$1,277,258	$4,186,470

Total regulatory capital	$3,381,384	$4,602,510	$3,064,336	$4,186,470
Total regulatory capital-to-assets ratio	4.00%	5.44%	4.00%	5.46%

Leverage capital	$4,226,730	$6,903,765	$3,830,420	$6,279,705
Leverage ratio	5.00%	8.17%	5.00%	8.20%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2021	$151,942	$(18,884)	$133,058

OCI before reclassifications:
Net change in unrealized gains (losses)	(161,881)	—	(161,881)
Reclassifications from OCI to net income:
Pension benefits, net	—	3,032	3,032
Total other comprehensive income (loss)	(161,881)	3,032	(158,849)

Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)

OCI before reclassifications:
Net change in unrealized gains (losses)	(56,547)	—	(56,547)
Reclassifications from OCI to net income:
Net realized losses from sale of AFS securities	6,709	—	6,709
Pension benefits, net	—	2,097	2,097
Total other comprehensive income (loss)	(49,838)	2,097	(47,741)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)

OCI before reclassifications:
Net change in unrealized gains	73,299	—	73,299
Reclassifications from OCI to net income:
Net realized (gains) from sale of AFS securities	(1,854)	—	(1,854)
Pension benefits, net	—	(2,753)	(2,753)
Total other comprehensive income (loss)	71,445	(2,753)	68,692

Balance, December 31, 2024	$11,668	$(16,508)	$(4,840)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Contribution Plan. We participate in a tax-qualified single-employer retirement savings plan. This DC plan covers our employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2024, 2023, and 2022, the Bank contributed a total of $3,257, $2,975, and $2,742, respectively.

Nonqualified Defined Contribution Plan. We participate in a nonqualified, single-employer supplemental executive thrift plan. This SETP restores all or a portion of defined contributions to eligible employees who have had their qualified defined contribution benefits limited by IRS regulations. The unfunded liability associated with the SETP was $7,103 and $5,289 at December 31, 2024 and 2023, respectively. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each executive officer who is not eligible to participate in the Bank’s DB Plan. During the years ended December 31, 2024, 2023, and 2022, the Bank contributed $229, $128, and $186, respectively.

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

The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2023. The Bank's contributions did not exceed 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2023, 2022, and 2021. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

The DB Plan's annual valuation process includes calculating its funded status and separately calculating the funded status of each participating employer. The funded status is calculated as the market value of plan assets divided by the funding target which is equal to 100% of the present value of all benefits accrued. As permitted by the Employee Retirement Income Security Act of 1974, the DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of plan assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2024		2023		2022
Required contributions	$615		$444		$708
Voluntary contributions	825		5,310		6,301
Net pension cost charged to compensation and benefits expense for the year ended December 31	$1,440		$5,754		$7,009

DB Plan overall funded status as July 1	112%	[a,b]	114%	[b]	119%
Our funded status as of July 1	104%		106%		110%

a    The DB Plan's overall funded status as of July 1, 2024 is preliminary and may increase because the participating employers are permitted to make designated contributions through March 15, 2025 for the plan year ended June 30, 2024. Any such contributions will be included in the final valuation as of July 1, 2024.
b    The DB Plan's final funded status as of July 1 will not be available until the Form 5500 for the plan year ended June 30 is filed.

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

The following table presents the changes in our SERP projected benefit obligation.

Change in benefit obligation	2024	2023	2022
Projected benefit obligation at beginning of year	$53,534	$51,916	$50,577
Service cost	1,746	1,526	2,127
Interest cost	1,924	1,790	856
Actuarial (gain) loss	4,236	(805)	(1,121)
Benefits paid	(196)	(196)	(523)
Settlements	—	(697)	—
Projected benefit obligation at end of year	$61,244	$53,534	$51,916

The following table presents the key assumptions used in the actuarial calculations of the projected benefit obligation.

	December 31,
	2024	2023	2022
Compensation increases	5.50%	5.50%	5.50%
Discount rate	5.23%	4.69%	4.86%

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

The projected benefit obligation is unfunded and reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2024 and 2023 of $59,764 and $53,434, respectively.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, as of December 31, 2024 and 2023 was $50,350 and $43,264, respectively.

The following table presents the components of the net periodic benefit cost for the SERP.

Components	Years Ended December 31,
	2024	2023	2022
Portion recognized in compensation and benefits:
Service cost	$1,746	$1,526	$2,127
Total	1,746	1,526	2,127
Portion recognized in other expenses:
Interest cost	1,924	1,790	856
Amortization of past service credit	(873)	(873)	(874)
Amortization of cumulative net actuarial loss	2,356	2,165	2,785
Total	3,407	3,082	2,767

Total net periodic benefit cost recognized in income before assessments	5,153	4,608	4,894

Pension benefits recognized in OCI:
Actuarial gains (losses)	4,236	(805)	(1,121)
Amortization of cumulative net actuarial loss	(2,356)	(2,165)	(2,785)
Amortization of past service credit due to plan amendment	873	873	874
Net pension benefits recognized in OCI	2,753	(2,097)	(3,032)

Net amount recognized as net periodic benefit cost	$7,906	$2,511	$1,862

The following table presents the key assumptions used in the actuarial calculations to determine the net periodic benefit cost for the SERP.

	Years Ended December 31,
	2024	2023	2022
Compensation increases	5.50%	5.50%	5.50%
Discount rate	4.69%	4.86%	2.29%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the pension benefits reported in AOCI for the SERP.

	December 31, 2024	December 31, 2023
Cumulative net actuarial loss	$(20,167)	$(18,287)
Past service credit due to plan amendment	3,659	4,532
Net pension benefits reported in AOCI	$(16,508)	$(13,755)

The projected net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2025 totals $5,258.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the form of payment elected by the participant and the actuarial probability of the participant retiring. Actual payments may differ significantly.

For the Years Ending December 31,
2025	$33,574
2026	2,745
2027	3,074
2028	3,723
2029	2,727
2030 - 2034	18,016

Note 15 - Estimated Fair Values

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. There were no such reclassifications during the years ended December 31, 2024, 2023, or 2022.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	December 31, 2024
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$70,849	$70,849	$70,849	$—	$—	$—
Interest-bearing deposits	856,882	856,882	856,839	43	—	—
Securities purchased under agreements to resell	7,500,000	7,500,000	—	7,500,000	—	—
Federal funds sold	3,395,000	3,395,000	—	3,395,000	—	—
Trading securities	1,087,930	1,087,930	—	1,087,930	—	—
AFS securities	14,349,889	14,349,889	—	14,349,889	—	—
HTM securities	5,839,377	5,796,792	—	5,796,792	—	—
Advances	39,832,992	39,717,708	—	39,717,708	—	—
Mortgage loans held for portfolio, net	10,795,516	9,978,002	—	9,972,488	5,514	—
Accrued interest receivable	207,387	207,387	—	207,387	—	—
Derivative assets, net	478,067	478,067	—	679,681	—	(201,614)
Grantor trust assets[2]	69,699	69,699	69,699	—	—	—

Liabilities:
Deposits	913,112	913,112	—	913,112	—	—
Consolidated obligations:
Discount notes	25,182,336	25,186,108	—	25,186,108	—	—
Bonds	52,903,029	52,173,444	—	52,173,444	—	—
Accrued interest payable	360,905	360,905	—	360,905	—	—
Derivative liabilities, net	9,302	9,302	—	1,021,536	—	(1,012,234)
MRCS	363,004	363,004	363,004	—	—	—

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

Investment Securities - non-MBS. The estimated fair value for non-MBS is determined using market-observable price quotes from third-party pricing vendors, such as the Composite Bloomberg Bond Trader screen, thus falling under the market approach.

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

	December 31, 2024
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,087,930	$—	$1,087,930	$—	$—
Total trading securities	1,087,930	—	1,087,930	—	—
AFS securities:
U.S. Treasury obligations	5,695,205	—	5,695,205	—	—
GSE and TVA debentures	1,582,646	—	1,582,646	—	—
GSE multifamily MBS	7,072,038	—	7,072,038	—	—
Total AFS securities	14,349,889	—	14,349,889	—	—
Derivative assets:
Interest-rate related	478,026	—	679,640	—	(201,614)
MDCs	41	—	41	—	—
Total derivative assets, net	478,067	—	679,681	—	(201,614)
Other assets:
Grantor trust assets	69,699	69,699	—	—	—
Total assets at recurring estimated fair value	$15,985,585	$69,699	$16,117,500	$—	$(201,614)

Derivative liabilities:
Interest-rate related	$8,931	$—	$1,021,165	$—	$(1,012,234)
MDCs	371	—	371	—	—
Total derivative liabilities, net	9,302	—	1,021,536	—	(1,012,234)
Total liabilities at recurring estimated fair value	$9,302	$—	$1,021,536	$—	$(1,012,234)

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2024			December 31, 2023
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$188,596	$342,794	$531,390	$511,923
Commitments for standby bond purchases	—	215,825	215,825	184,960
Unused lines of credit - advances[2]	1,349,550	—	1,349,550	1,196,988
Commitments to fund additional advances[3]	4,087	—	4,087	9,965
Commitments to purchase mortgage loans, net[4]	107,682	—	107,682	57,270
Unsettled CO bonds, at par	620,000	—	620,000	—

1     Excludes unconditional commitments to issue standby letters of credit of $273 at December 31, 2024. There were no unconditional commitments to issue standby letters of credit at December 31, 2023.
2     Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $8,073 at December 31, 2024. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

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

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at December 31, 2024 and 2023 totaled $1,028,019 and $1,447,218, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At December 31, 2024, the agreements outstanding expire no later than 2029, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of December 31, 2024.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 17 - Related Party and Other Transactions

We are a financial cooperative whose members and former members (or legal successors) own all of our outstanding capital stock. For additional information, see Note 12 - Capital.

Under GAAP, transactions with related parties include transactions with principal owners, i.e., owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of our members, no shareholder owned more than 10% of the total voting interests as of and for the three-year period ended December 31, 2024. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

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

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2024	2023	2022
Net capital stock issuances (redemptions and repurchases)	$624	$3,942	$(33,580)
Net advances (repayments)	502	(107,723)	3,850,669
Mortgage loan purchases	90,898	40,331	17,584

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	December 31, 2024		December 31, 2023
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$58,502	2%	$56,763	2%
Advances	734,786	2%	753,234	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2024 resulting from the 2023 board of directors' election, on January 16, 2024 resulting from a director's resignation, on April 1, 2024 resulting from the board's election of a new director to fill an unexpired term, and on June 13, 2024 resulting from a change in a director's affiliation with a member institution.

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2024 or 2023.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in our Statement of Income. For the determination of our proportionate share, see Note 1 - Summary of Significant Accounting Policies.

DEFINED TERMS

advance: Secured loan to member, former member or Housing Associate
AFS: Available-for-Sale
Agency: GSE or Ginnie Mae
AHP: Affordable Housing Program required by the Bank Act
AMA: Acquired Member Assets
AOCI: Accumulated Other Comprehensive Income
Bank Act: Federal Home Loan Bank Act of 1932, as amended
bps: basis points
CDFI: Community Development Financial Institution, a mission driven financial institution that creates economic opportunity for individuals and small businesses, quality affordable housing, and essential community services in the United States
CFI: Community Financial Institution, a Federal Deposit Insurance Corporation-insured depository institution with average total assets below an annually- adjusted limit established by the Finance Agency Director based on the Consumer Price Index
CFPB: United States Bureau of Consumer Financial Protection
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO: Consolidated Obligation, including bonds and discount notes
CODM: Chief Operating Decision Maker
DB Plan: Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended
DC Plan: Federal Home Loan Bank of Indianapolis Retirement Savings Plan
DDCP: Federal Home Loan Bank of Indianapolis Directors' Deferred Compensation Plan
EFFR: Effective Federal Funds Rate
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association (GSE)
FASB: Financial Accounting Standards Board
FHA: United States Federal Housing Administration
FHLBank: A Federal Home Loan Bank
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
FHLBank System: The 11 Federal Home Loan Banks and the Office of Finance
FICO®: Fair Isaac Corporation, the creators of the FICO credit score
Finance Agency: United States Federal Housing Finance Agency
FOMC: Federal Open Market Committee of the Federal Reserve
Form 8-K: Current Report on Form 8-K as filed with the SEC under the Exchange Act
Form 10-K: Annual Report on Form 10-K as filed with the SEC under the Exchange Act
Form 10-Q: Quarterly Report on Form 10-Q as filed with the SEC under the Exchange Act
Freddie Mac: Federal Home Loan Mortgage Corporation (GSE)
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
NEO: Named Executive Officer
NRSRO: Nationally Recognized Statistical Rating Organization
OCI: Other Comprehensive Income
PFI: Participating Financial Institution
PMI: Primary Mortgage Insurance
S&P: Standard & Poor's Rating Service

SEC: United States Securities and Exchange Commission
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

As of December 31, 2024, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. For Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Item 8. Financial Statements and Supplementary Data.

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

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency order issued June 21, 2024 provides that we have 15 seats on our board of directors for 2025, consisting of five Indiana member directors, three Michigan member directors, and seven independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director in order to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2024 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

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

2024 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2024 was the fourth quarter election of two Indiana member directors and three district-wide independent directors. No meeting of the members was held with regard to the 2024 election.

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

Directors Information. Our directors as of the date of the filing of this Form 10-K are listed in the table below:

Name	Age	Director Since	Term Expiration	Independent (elected by District) or Member (elected by State)
Robert M. Fisher, Chair[1]	64	1/1/2019	12/31/2026	Member (MI)
Larry W. Myers, Vice Chair[1]	66	1/1/2018	12/31/2025	Member (IN)
Michael E. Bosway	66	1/1/2022	12/31/2025	Independent
Jacqueline L. Buchanan	58	1/1/2024	12/31/2027	Member (MI)
Kathryn M. Dominguez	64	4/1/2023	12/31/2028	Independent
Anika Goss-Foster[2]	53	1/1/2024	12/31/2027	Independent
Charlotte C. Henry	60	1/1/2017	12/31/2028	Independent
Perry G. Hines	62	1/1/2022	12/31/2025	Independent
Margaret M. Lamb	66	1/1/2024	12/31/2027	Member (MI)
J. Daniel Maddox	44	4/1/2024	12/31/2025	Member (IN)
Dan L. Moore	74	1/1/2025	12/31/2028	Member (IN)
Todd E. Sears[2]	56	1/1/2021	12/31/2028	Independent
Jamie R. Shinabarger	67	1/1/2025	12/31/2028	Member (IN)
Ryan M. Warner	68	1/1/2023	12/31/2026	Member (IN)
Glenn A. Wilson[2]	41	1/1/2024	12/31/2027	Independent

1    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 22, 2024, our board elected Mr. Fisher as Chair and Mr. Myers as Vice Chair for 2025-2026.
2    Ms. Goss-Foster, Mr. Sears, and Mr. Wilson have been designated public interest directors.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Robert M. Fisher joined the board in 2019 and currently serves as Chair. Mr. Fisher is vice chair of the board of Lake-Osceloa State Bank in Baldwin, Michigan. Mr. Fisher previously served as President - CEO of Lake-Osceola State Bank in Baldwin, Michigan, and Secretary of that bank's board of directors, a position he held from 2018 through January 2024. He also served as President and Secretary of Lake Financial Holding Company, Baldwin, Michigan, its bank holding company, where he served from 2018 until February 2024. Prior to 2018, Mr. Fisher served as President - Chief Operating Officer of Lake-Osceola State Bank since 2005. As a result of serving as Chair of our board of directors, Mr. Fisher also serves on the Council of Federal Home Loan Banks and was Chair of its Nominating Committee in 2024. Mr. Fisher has served on the board of directors of Baldwin Family Health Care, a community healthcare program, since 1993 and served as Chair for 13 years until 2024. Mr. Fisher holds a bachelor of business leadership degree from Baker College.

Larry W. Myers joined the board in 2018 and currently serves as Vice Chair. Mr. Myers is the President and CEO of First Savings Bank in Clarksville, Indiana, a position he has held since 2006. In 2008, First Savings Financial Group, Inc., a bank holding company that is listed on the NASDAQ, was formed and Mr. Myers was appointed as President, CEO and director, positions he has held since that time. Prior to that time, he served as the Chief Operations Officer of First Savings Bank, and has served as a director of that bank since 2005. Mr. Myers has over 40 years' experience in retail banking, commercial lending and wealth management. As a result of serving as Vice Chair of our board of directors, Mr. Myers also serves on the Council of Federal Home Loan Banks. Mr. Myers has served as Chair of the Indiana Bankers Association, and currently serves as a director on the Board of the American Bankers Association and its FHLBank Committee. He additionally served as an Advisory Director for the Community Depository Institutions Advisory Council of the Federal Reserve Bank of St. Louis from 2013-2015. Mr. Myers holds a bachelor of science degree in agriculture and a master of business administration degree, both from the University of Kentucky. Mr. Myers holds a Certificate from the Graduate School of Banking of the South program from Louisiana State University in Baton Rouge, Louisiana. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as director, CEO, and chief operations officer of a commercial bank.

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

Jacqueline L. Buchanan is President and CEO of Genisys Credit Union in Auburn Hills, Michigan, where she has held such position since 2010. Prior to that time, she served as that institution’s Executive Vice President and Chief Information Officer since 2008. Ms. Buchanan has served as a director for Lighthouse of Michigan, a non-profit organization with a mission to end homelessness and poverty since 2016, and as a director at Walsh College since 2018. She has also served as a director of PSCU/Co-op Solutions, a fintech solutions provider for credit unions since 2018. She has also been Chair of CU Solutions Group, a privately held credit union service organization primarily owned by the Michigan Credit Union League. Ms. Buchanan holds an accountancy degree from Walsh College, and a master of information technology degree from Lawrence Technological University. Ms. Buchanan is a licensed Certified Public Accountant (registered status) in the state of Michigan. The board of directors has determined that Ms. Buchanan is an Audit Committee Financial Expert due primarily to her extensive experience as CEO of a credit union.

Kathryn M. Dominguez is a professor of public policy and economics at the University of Michigan in Ann Arbor, Michigan, a position she has held since 2006. She also serves as the associate dean for academic affairs since 2024 and is the co-faculty director of the Center on Finance, Law and Policy at the Gerald R. Ford School of Public Policy, a position she has held since 2022. Ms. Dominguez has been a research associate at the National Bureau of Economic Research since 1999, and a member of the Advisory Scientific Committee of the European Systemic Risk Board since 2019. She has served on the Panel of Economic Advisors for the Congressional Budget Office since 2017, and was on the Economic Advisory Panel for the Federal Reserve Bank of New York from 2019 to 2024. Ms. Dominguez holds a Bachelor of Arts degree in Economics from Vassar College and a Ph.D. in Economics from Yale University.

Anika Goss-Foster is the CEO of Detroit Future City, where she has served in such role as either CEO or Executive Director since 2015. Detroit Future City is a think tank and planning organization for the City of Detroit. Her responsibilities include leading a team that implements land use and community and economic development strategies, with a special emphasis on single family housing. Prior to such role, Ms. Goss-Foster served in various roles with the Local Initiatives Support Corporation (LISC) in Detroit, Michigan. LISC is a national CDFI that provides grants, loans, tax-credit syndication, and other financial support to advance real estate activity in low to moderate income communities in the United States, Puerto Rico, and the U.S. Virgin Islands. Ms. Goss-Foster first served the organization as a Senior Program Manager from 1999-2006, where she focused efforts toward providing technical assistance and support to local community-based housing organizations. She continued to work for LISC as the Vice President of Sustainable Communities LISC offices nationwide to adopt the Building Sustainable Communities Model, and then later transferred to become the Vice-President for the Midwest and Pennsylvania (2008-2015) where she had primary oversight of LISC offices in Chicago, Peoria, Toledo, Milwaukee, Greater Kansas City, Pittsburgh, and Philadelphia. Ms. Goss-Foster currently serves as a board member on the Federal Reserve Bank of Chicago’s Detroit Branch, a position she has held since 2022. She was a Council Member on Michigan Governor Whitmer’s Growing Michigan Together Council, a state commission focusing on population growth, from June through December of 2023. She has been a director on Greater Detroit Area Foreign Trade Zones since 2019. Ms. Goss-Foster holds a sociology degree and an African American studies degree from Purdue University, and a master of social work degree from the University of Michigan – Ann Arbor.

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

J. Daniel Maddox is Chairman and CEO of Citizens State Bank in New Castle, Indiana, a position he has held since 2019. He has been employed by that bank since 2013 serving as Chief Operating Officer and President and CEO. He previously served as the Senior Vice President at Town Financial Corporation, the holding company for Citizens State Bank. Mr. Maddox serves as a committee member for the American Bankers Association, the Independent Community Bankers Association, and the Indiana Bankers Association. He also serves as President of the Pendleton, Indiana Redevelopment Commission. Mr. Maddox holds a bachelor of arts from the University of Vermont and a graduate degree from the University of Wisconsin School of Banking.

Dan L. Moore is the Chair of Home Bank SB in Martinsville, Indiana, and he has served solely in that position since 2021. Previously, he served as its Chair, President and CEO from 2020-2021, after having served as its President, CEO and director beginning in 2006. Prior to that time, Mr. Moore served as that bank's Executive Vice President and Chief Operating Officer. Mr. Moore has been employed by Home Bank SB since 1978. Mr. Moore previously served as one of our directors from 2011-2022, including as the Chair from 2019-2022. He also serves on the board of directors of Stability First, a not-for-profit organization in Martinsville, Indiana, established to address issues associated with the alleviation of poverty, and has served on the Better Business Coalition since 2019. He holds a bachelor of science degree from Indiana State University and a master of science degree in management from Indiana Wesleyan University.

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

Jamie R. Shinabarger is a director of Springs Valley Bank & Trust Company in Jasper, Indiana, after retiring as CEO and Director at the end of 2024. He joined the bank in 2008 as chief lending officer before succeeding to president and CEO. Mr. Shinabarger has over 40 years of banking experience. Mr. Shinabarger has served as director for a number of organizations, including the Indiana Bankers Association, Friends of Traditional Banking, and Radius Indiana – an economic development partnership in southern Indiana. Mr. Shinabarger earned a bachelor of arts from Taylor University and holds a masters in business from Indiana Wesleyan University.

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

Glenn A. Wilson is the President and CEO of Communities First, Inc., where he has served in such role since 2010. Communities First, Inc. is a statewide nonprofit community development corporation headquartered in Flint, Michigan with offices in Flint and Detroit, providing affordable housing, economic development, financial education, financial protection services and other programs to low- and moderate-income families as well as small businesses. Mr. Wilson’s responsibilities include overseeing the entirety of the organization, including developing and managing all aspects of new construction for mixed use and commercial properties. He currently serves as a director for the Michigan Housing Council, a position he has held since 2016. He served as a member of the Federal Home Loan Bank’s Affordable Housing Advisory Council from 2017-2023, where he served on multiple subcommittees and provided consultation services regarding the Bank’s low- and moderate-income housing programs and affordable housing needs in Indiana and Michigan. Mr. Wilson holds a business administration degree from Northwood University and a master of science in administration degree from Central Michigan University. The board of directors has determined that Mr. Wilson is an Audit Committee Financial Expert due primarily to his extensive experience as CEO of a nonprofit organization.

Committee Assignments. Each of our directors serves on one or more committees of our board. Committee assignments are made annually, based on board consensus, with input from the President - CEO. Committee assignments take into consideration several factors including the committees’ responsibilities and needs, directors' preferences and expertise, the benefits of rotations in committee memberships, and balancing the committees' responsibilities among all directors.

The following table presents the committees on which each director serves as of the filing date of this Form 10-K, as well as whether the director is the Chair (C), Vice Chair (VC), member (X), alternate (A), or Ex-Officio member (EO).

Name	Affordable Housing	Audit	Executive/Governance	Finance/Budget	Human Resources/Compensation	Risk Oversight	Security/Technology
Robert M. Fisher, Chair	EO	EO	C	EO	EO	EO	EO
Larry W. Myers, Vice Chair		X	VC			X
Michael E. Bosway		X	X	C			X
Jacqueline L. Buchanan		C	X				X
Kathryn M. Dominguez				X	X	VC
Anika Goss-Foster	C		X			X
Charlotte C. Henry		X	X				C
Perry G. Hines	X	X	A		VC
Margaret M. Lamb				VC	X	X
J. Daniel Maddox		X		X			VC
Dan L. Moore	X	VC			X
Todd E. Sears	X		X			C	X
Jamie R. Shinabarger				X		X
Ryan M. Warner	X		X	X	C
Glenn A. Wilson	VC				X		X

It has been the practice of the board of directors to not appoint any director as Chair of more than one committee.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors for 2024:

Larry W. Myers, Chair
Jacqueline L. Buchanan, Vice Chair
Charlotte C. Henry, independent director
J. Daniel Maddox
Ryan M. Warner
Glenn A. Wilson, independent director
Karen F. Gregerson, ex officio voting member

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

The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. In addition, during 2024, the Audit Committee met 12 times and, among other duties:

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
•the appropriateness of PwC's fees, on both an absolute basis and as compared to fees charged to other banks both within and beyond the FHLBank System and trends therein; and
•PwC's ownership and staff assigned to the engagement.

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

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2024.

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

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, for filing with the SEC.

Audit Committee Financial Experts. On March 22, 2024, our board of directors determined that Audit Committee Chair Larry W. Myers, Audit Committee Vice Chair Jacqueline L. Buchanan, and Audit Committee members Ryan M. Warner and Glenn A. Wilson were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

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

Name	Age	Position
Cindy L. Konich[1]	68	President - Chief Executive Officer ("CEO")
Brendan W. McGrath[2]	47	Executive Vice President - Chief Risk and Compliance Officer ("CRCO")
Deron J. Streitenberger[3]	57	Executive Vice President - Chief Business Operations Officer ("CBOO")
Gregory L. Teare[4]	71	Executive Vice President - Chief Financial Officer ("CFO")
John D. Bingham[5]	46	Senior Vice President - MPP & Corporate Communications
Chad A. Brandt[6]	60	Senior Vice President - Treasurer
Shaun H. Clifford[7]	64	Senior Vice President - General Counsel ("GC") (Ethics Officer)
Kristina L. Cunningham[8]	49	Senior Vice President - Compliance & Operational Risk Analysis
Christopher S. Dawson[9]	48	Senior Vice President - Chief Information Officer ("CIO")
Jonathan W. Griffin[10]	54	Senior Vice President - Chief Business Development Officer
Kania D. Lottie[11]	43	Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer (Ethics Officer)
Gregory J. McKee[12]	51	Senior Vice President - Chief Internal Audit Officer
K. Lowell Short, Jr.[13]	68	Senior Vice President - Chief Accounting Officer
Mary Beth Wott[14]	60	Senior Vice President - Community Investment & Strategic Planning Officer

1    Ms. Konich was appointed by our board of directors to serve as President - CEO in July 2013. As an FHLBank President, she serves on the Council of Federal Home Loan Banks. Ms. Konich also serves on the Board of Directors of the FHLBanks Office of Finance, and is a member of its Governance Committee. Ms. Konich holds an MBA and is a CPA.
2    Mr. McGrath was appointed to Executive Vice President - Chief Risk and Compliance Officer effective September 3, 2024, after having previously been promoted to Executive Vice President - Chief Risk Officer effective January 2021. Previously, he was appointed Senior Vice President - Chief Risk Officer effective May 2020, after having been appointed Senior Vice President - Chief Analytics Officer effective January 2019. Mr. McGrath holds a masters of science in accounting, is a CPA and a CFA® charterholder.
3    Mr. Streitenberger was promoted to Executive Vice President - CBOO effective January 2019, after having been appointed Senior Vice President - CBOO effective January 2016. Mr. Streitenberger holds an MBA.
4    Mr. Teare was promoted to Executive Vice President - CFO effective January 2017, after having been appointed Senior Vice President - CFO in February 2015. Mr. Teare holds an MBA.
5    Mr. Bingham was appointed Senior Vice President - MPP & Corporate Communications effective January 3, 2025, after having been appointed First Vice President - Sr. Director of MPP & Corporate Communications effective January 2023. Previously, Mr. Bingham was appointed First Vice President - Sr. Director of Strategic Initiatives & Innovation and Corporate Communications effective July 2022. Mr. Bingham was promoted to First Vice President - Director of Strategic Initiatives & Innovation effective January 2020 after having served as Vice President - Director of Strategic Initiatives & Innovation since October 2019. Mr. Bingham holds an MBA.
6    Mr. Brandt was appointed Senior Vice President - Treasurer effective January 2016. Mr. Brandt holds an MBA.
7    Ms. Clifford was appointed Senior Vice President - General Counsel effective March 2020, and was appointed Senior Vice President - General Counsel & Chief Compliance Officer effective May 2020, and due to organizational changes the position was revised to Senior Vice President - General Counsel effective September 2024. Ms. Clifford also serves as one of the Bank's Ethics Officers. Previously, Ms. Clifford was a Partner at the law firm Faegre Drinker Biddle & Reath LLP from January 2003 to February 2020. Ms. Clifford holds a JD and is licensed to practice law in the State of Indiana.

8    Ms. Cunningham was promoted to Senior Vice President - Senior Director of Compliance & Operational Risk Analysis effective May 2020, and due to organizational title changes the position was revised to Senior Vice President - Compliance & Operational Risk Analysis effective January 2025. Previously, she was appointed First Vice President - Senior Director of Compliance + Operational Risk Analysis effective November 2018. Ms. Cunningham holds an MBA and a CRMA, and is a CPA.
9    Mr. Dawson was promoted to Senior Vice President - Chief Information Officer effective January 2019. Mr. Dawson holds an MBA.
10    Mr. Griffin was appointed Senior Vice President - Chief Business Development Officer in June 2018. Mr. Griffin holds an MBA and is a CFA® charterholder.
11    Ms. Lottie was promoted to Senior Vice President - Chief Human Resources and Diversity & Inclusion Officer in July 2019, which position was redesignated as Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer in September 2020. Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana. She also holds SPHR and SHRM-SCP certifications.
12    Mr. McKee was promoted to Senior Vice President - Chief Internal Audit Officer effective January 2015. Mr. McKee holds an MBA and is a CPA.
13    Mr. Short was appointed Senior Vice President - Chief Accounting Officer in August 2009. Mr. Short holds an MBA and is a CPA.
14    Ms. Wott was appointed to Senior Vice President - Community Investment & Strategic Planning Officer on May 22, 2023, after serving as Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer since August 2021. Previously Ms. Wott served as Senior Vice President - Community Investment Officer effective July 2019. Ms. Wott holds an MBA.

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

Insider Trading Arrangements and Policies

The Bank's primary source of funding is the issuance of debt securities by the Office of Finance on behalf of the Bank, which are consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public.

As a cooperative, the Bank's shares of common stock are not publicly traded and are solely owned by our member institutions (or, in limited instances, by former member institutions) for the purposes of capitalizing the Bank in support of their borrowings. No individual (including the Bank's directors, officers, or employees) may own the Bank's capital stock. Members must purchase and maintain capital stock in the Bank as a condition of membership and may be required to purchase additional capital stock in order to transact with the Bank. No market mechanism exists for the disposition of the Bank's capital stock outside of its cooperative structure. Purchases, sales, and/or other dispositions of the Bank's shares are governed by regulatory requirements applicable to the Bank and by the Bank's capital plan. For additional information on the Bank's capital plan, see Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In addition to its capital plan, the Bank has adopted its Policy Prohibiting Insider Trading of Securities, which is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. The policy applies to our directors, employees (including our NEOs), contractors, and members of the Affordable Housing Advisory Council (each a "Covered Person") and prohibits a Covered Person with material, non-public information related to us, our members, any other FHLBank, the FHLBank system, or the Office of Finance from buying or selling our capital stock or Consolidated Obligations or from communicating such information to other persons, unless disclosure is required for legitimate, Bank-related reasons.

The Policy Prohibiting Insider Trading of Securities is available on our website at www.fhlbi.com, by selecting "About" and then "Corporate Governance." Interested persons may also request a copy of the Policy Prohibiting Insider Trading of Securities by contacting us, Attention: General Counsel, Federal Home Loan Bank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Compensation Committee Interlocks and Insider Participation

The Human Resources/Compensation Committee ("HR Committee") is a standing committee that serves as our board of directors' compensation committee. It is comprised solely of directors. During the year ended December 31, 2024:
•directors Warner, Hines, Dominguez, Fisher, Goss-Foster, Lamb, and Maddox were members of the HR Committee, with former director Gregerson serving in ex officio capacity;
•none of those directors was, or has at any time been, a Bank officer or employee;
•none of those directors had any relationship that would be disclosable under Item 404 of SEC Regulation S-K; and
•none of our executive officers has served on any board of directors or compensation committees of any entities whose executive officers served on the HR Committee.

Compensation Committee Report

On March 13, 2025, the HR Committee reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

As of the filing date of this Form 10-K, the members of the HR Committee are:
•Ryan M. Warner, Chair
•Perry G. Hines, Vice Chair
•Kathryn M. Dominguez
•Margaret M. Lamb
•Dan L. Moore,
•Glenn A. Wilson, and
•Robert M. Fisher, ex officio.

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our NEOs, we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers (as defined in SEC rules) and employees other than the NEOs. The NEOs consist of (i) our principal executive officer, who is our CEO, (ii) our principal financial officer, who is our CFO, and (iii) our other three most highly compensated executive officers determined by the sum of salary, non-equity incentive compensation, and all other compensation (but excluding change in pension value and non-qualified deferred compensation earnings) for the year ended December 31, 2024. Our NEOs are:

•Cindy L. Konich, CEO
•Gregory L. Teare, CFO
•Brendan W. McGrath, CRCO
•Deron J. Streitenberger, CBOO
•Christopher S. Dawson, CIO

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (eight times in 2024) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank.

The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (seven times in 2024) and reports its recommendations to the board.

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

The Finance Agency has also issued guidance from time to time setting forth its expectations regarding certain principles on executive compensation. These principles provide that executive compensation should be: comparable to similar positions at comparable institutions; consistent with sound risk management; and tied to longer-term performance and outcome indicators with a percentage to be deferred accordingly. These principles have been incorporated into the development, implementation, and review of compensation policies and practices for the NEOs.

Compensation Philosophy and Objectives. In 2024, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive total rewards package that will enable us at reasonable cost to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders in alignment with our Office of Minority and Women Inclusion objectives. We desire to be competitive and forward-thinking while maintaining a somewhat risk-averse culture. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 24, 2025. Those charters are available on our website www.fhlbi.com by selecting "About" and then selecting "Corporate Governance."

Role of Compensation Consultants in Setting Executive Compensation. For each of the last 14 years, McLagan Partners, Inc. ("McLagan"), an Aon plc company, has been engaged to work with the HR Committee to evaluate the Bank's compensation for certain positions, including the NEOs' positions, as we seek to maintain compensation that is reasonable and competitive.

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

For 2024, McLagan's competitor groups for our NEOs consisted of two peer groups, consistent with guidance provided by the Finance Agency. The first peer group is comprised of the 10 other FHLBanks and the Office of Finance. The positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of 47 banks with assets of $10 billion to $20 billion. The positions used from this peer group are comparable to the positions at our Bank (e.g., CEO to CEO).

BancFirst Corporation	First Commonwealth Financial Corporation	Northwest Bancshares, Inc.
Banner Corporation	First Financial Bancorp - OH	OceanFirst Financial Corp.
Bell State Bank & Trust	First Financial Bankshares, Inc.	Pacific Premier Bank
Berkshire Hills Bancorp, Inc.	First Foundation Inc.	Provident Financial Services
Bremer Financial Corporation	First Merchants Corporation	Renasant Corporation
Brookline Bancorp, Inc.	First United Bank - OK	Sandy Spring Bank
Central Bancompany, Inc	Heartland Financial USA, Inc.	Seacoast Banking Corporation of Florida
Columbia Financial, Inc.	Hilltop Holdings Inc.	ServisFirst Bancshares, Inc.
Community Bank System, Inc.	Hope Bancorp, Inc.	Stellar Bancorp, Inc.
CVB Financial Corp.	Independent Bank Corp.	TowneBank - VA
Dime Community Bancshares, Inc.	Independent Bank Group, Inc.	TriState Capital
Eagle Bancorp Inc. - MD	International Bancshares Corporation	Trustmark Corporation
Enterprise Financial Services Corp	Live Oak Bancshares, Inc.	Veritex Holding
FB Financial Corporation	Mechanics Bank	Washington Trust Bank
First Bancorp	Merchants Bancorp	WesBanco, Inc.
First Busey Corporation	NBT Bancorp Inc.

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

Role of the Named Executive Officers in the Compensation Process. The NEOs may assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by management, the board or the HR Committee. The Human Resources department assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board. Senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the Finance/Budget Committee and by the board when establishing the goals and anticipated payout terms for the incentive compensation plan. The CRCO oversees the Enterprise Risk Management department's review, from a risk perspective, of the incentive compensation plan's risk-related performance goals and target achievement levels.

Compensation Risk. The HR Committee and the Executive/Governance Committee review our policies and practices of compensating our employees, including non-executive officers. Based on those committees' reviews of the materials provided to them by management and conversations with such members of the management team as they consider appropriate, these committees have determined that none of these policies or practices result in any risk that is reasonably likely to have a material adverse effect on the Bank. Further, based on these reviews and conversations, these committees believe that our plans and programs contain features that reduce the likelihood of employees taking excessive risks relating to the compensation-related aspects of their duties. In addition, the material plans and programs operate within a governance, review and regulatory structure that is intended to serve and support risk mitigation.

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2024 consisted of:

(1)    base salaries;
(2)    annual and deferred incentive opportunities;
(3)    retirement benefits;
(4)    perquisites and other benefits; and
(5)    potential payments upon termination or change in control.

The compensation programs were designed to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Internal Revenue Code Section 409A, and such benefits do not comply with Internal Revenue Code Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. The Key Employee Severance Agreement ("KESA") between our Bank and our CEO contains provisions that "gross-up" certain benefits paid thereunder in the event she should become liable for an excise tax on such benefits. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

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

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the CEO, who has discretion to consider a wide range of factors including competitive data from McLagan, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our competitor groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the CEO also considers the amounts and relative percentages of the NEOs' total compensation that are derived from their base salaries, including data and recommendations from McLagan.

The NEOs’ base salaries for 2024 were effective January 1, 2024 and are presented in the Summary Compensation Table.

Annual and Deferred Incentive Opportunities. Generally, as an executive's level of responsibility increases, a greater percentage of total compensation is variable and based on the Bank's overall performance. The board adopts incentive plans to grant this variable element of executive compensation. Our incentive plans include a measurement framework that rewards achievement of specific goals consistent with our mission. As discussed below, our incentive plan is performance-based and is intended to represent a reasonable risk-return balance for our cooperative members both as users of our products and as shareholders, and is appropriate to our status and risk appetite as a housing GSE.

The current incentive compensation plan ("Incentive Plan") is based on an approach first adopted by the board for the year commencing January 1, 2012 and provides incentive compensation opportunities for all employees. The Incentive Plan provides cash award opportunities based on achievement of performance goals. The purpose of the Incentive Plan is to attract, retain and motivate employees, including the NEOs, and to focus their efforts on a reasonable level of profitability while maintaining safety and soundness. Employees in the Internal Audit department are excluded from the Incentive Plan but are eligible to participate in a separate incentive compensation plan established by the Audit Committee. With certain exceptions, any eligible employee hired before October 1 of a calendar year becomes a participant in the Incentive Plan for that calendar year. A "Level I Participant" is the Bank's CEO, an EVP, or a SVP, while a "Level II Participant" is any other participating employee. All NEOs identified as of each December 31 are included among the eligible Level I Participants and must execute an agreement with us containing certain non-solicitation and non-disclosure provisions.

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs) may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2022, 2023 or 2024. The board establishes maximum awards under the plan before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, long-term disability insurance payments paid for the current or a prior year, overtime, or hours paid under the Bank's paid-time-off policies.
With respect to the NEOs' Annual Awards and Deferred Awards, 50% of an award to a Level I Participant will become earned and vested on the last day of the Performance Period (Annual Award), subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Performance Period). The remaining 50% will become earned and vested on the last day of the Deferral Performance Period (Deferred Award), subject to the attainment of a specific minimum individual performance rating for each year of such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Deferral Performance Period), and further subject to the Bank's achievement during the Deferral Performance Period of additional performance goals, through which the Level I Participant's compensation is impacted by our performance for a longer term. These additional performance goals relate to our:
–Profitability, retained earnings, regulatory capital-to-assets ratio, and distributions in compliance with AHP funding requirements (for Deferred Awards covering 2022-2024 and 2023-2025);
–Regulatory capital-to-assets ratio, days of liquidity, maintaining sufficient capital to pay dividends and redeem/repurchase capital stock, and awards in compliance with AHP funding requirements (for Deferred Awards covering 2024-2026); and
–Regulatory capital-to-assets ratio, maintaining sufficient capital to pay dividends and redeem/repurchase capital stock, awards in compliance with AHP funding requirements, and ensuring there are no identified operational errors or omissions that would result in material revisions to the financial results, information submitted to the Finance Agency, or used to determine incentive compensation payouts (for Deferred Awards covering 2025-2027).

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

2024 Annual Award (Paid in 2025). The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2024 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

Effective January 1, 2024, the board of directors established Annual Award Performance Goals for 2024 for Level I Participants relating to specific mission goals for financial performance; member activity; Enterprise Risk Management ("ERM"); and diversity, equity and inclusion. The weights and specific achievement levels for each 2024 mission goal are presented below.

2024 Mission Goals[1]	Weighted Value	Performance Levels			Actual Result	Achievement Percentage	Weighted Average Achievement
		Threshold	Target	Maximum
Financial Performance
Return on capital stock[2]	20%	14.43%	14.63%	15.66%	13.05%	—%	—%
Mission Activity
New product users[3]	15%	78	122	243	213	94%	14.1%
Member participation[4]	15%	74%	82%	87%	86.4%	97%	14.6%
Member engagement for AHP and voluntary programs[5]	20%	100	112	125	141	100%	20.0%
Community impact[6]	10%	20%	35%	50%	47.7%	96%	9.6%
Risk Management
Key risk metrics[7]	10%	48 points	53 points	58 points	48 points	50%	5.0%
Diversity, Equity, and Inclusion
Spend with diverse suppliers[8]	5%	18.5%	20.5%	22.5%	20.9%	80%	4.0%
Promote community engagement by encouraging volunteerism with a focus on DE&I9	5%	450 hours	850 hours	1,250 hours with a minimum of 875 hours related to DE&I	1,276 hours with >875 related to DE&I	100%	5.0%
Total	100%						72.3%
1    The notes presented below are verbatim from the Incentive Plan document and may not necessarily be consistent with the Defined Terms of this Form 10-K.
2    For purposes of this goal, return on capital stock is defined as the Bank’s core net income as a percentage of average total regulatory capital stock, rounded to the nearest basis point. Core net income represents GAAP net income adjusted to exclude: (i) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on mandatorily redeemable capital stock, (iii) realized gains and losses on sales of investment securities, (iv) debt extinguishment costs, (v) advance prepayment fees received in cash on unswapped advances that are not restructured, (vi) accelerated amortization of concession fees on called COs, and (vii) other non-routine components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank. The Bank’s accruals for incentive compensation are added back to core net income. Each adjustment, except for interest on MRCS, is net of the required AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. Assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.
3    A new product user is a member that utilizes one of the following products that they did not use in the prior calendar year (or others as may be approved by the Board): advances, letters of credit, lines of credit, MPP, any affordable housing or community investment program (including, but not limited to, competitive, set-aside, Elevate, or new voluntary programs), or safekeeping. Any member that utilizes a qualifying product during the year will be counted even if that member ceases to be a member as of December 31, 2024. A member may be counted more than once toward the achievement of this goal if the member utilizes multiple products in the current calendar year that the member did not utilize in the prior calendar year. Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
4    Member participation is the percentage of members that utilize any one of the following products during the year (or others as may be approved by the Board): advances, letters of credit, lines of credit, MPP, or any affordable housing or community investment program (including, but not limited to, competitive, set-aside, Elevate, or new voluntary programs). Any member that utilizes a qualifying product during the year will be counted in the numerator even if that member ceases to be a member as of December 31, 2024. Membership will be calculated as the simple average of the membership at the end of each month in 2024. New members are not included in the membership count until after 12 months of membership unless they participate in one of the Bank’s products. If a new member participates in one of the Bank’s products within 12 months of becoming a member, the participation will be included in the numerator and the member will be included in the calculation of the monthly average beginning with the month the member participated (as defined above). Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
5    This goal is measured by any member submitting an AHP Notice of Intent, Pre-Applications, Master Agreement, or application, as appropriate, for any of the Bank's AHP, homeownership initiatives, small business grants, community mentors, and other voluntary programs (including the use of Voluntary dollars to support products created within the Advances programs or the Mortgage Purchase Program).
6    Launch at least one pilot voluntary program and obtain engagement on a cumulative basis from membership. Engagement is defined as participating in training or utilizing the program. Eligible programs will be based on collaboration with members, housing affiliates, non-profits, CDFI's, or other community minded partners in the district to fund programs/initiatives for diverse groups of individuals including, but not limited to, pilot programs for tribal communities, generational deeds and heirs' rights, and low-income home buyers.
7    This goal consists of five key risk metrics that are each individually measured against an established threshold on a monthly basis. If the actual result meets or is better than the established threshold as defined, one point will be achieved for that individual goal for that month. If the result is worse than that threshold, a result of zero points will be assigned. If the activity is not performed (e.g., a phishing campaign is not initiated during the month) a zero will also be assigned. This goal is based on achieving a certain cumulative sum of all results for all metrics during 2024. The maximum number of points that can be achieved is 60 (achieving the threshold for each of 5 metrics for each of 12 months). The metrics are:
–MPP Delinquencies: Percentage of conventional MPP portfolio by loan balance 90 days or more delinquent, measured monthly where a result of less than or equal to 1.00% achieves one point for the month and a result of greater than 1.00% achieves zero points for the month.
–Days of Liquidity: Measured daily as the number of days of liquidity maintained compared to the Finance Agency minimum plus 4 days. If any day during the month is below the threshold of the Finance Agency minimum plus 4 days, then the achievement for the month is zero points. To achieve a result of one point for a month, all days during the calendar month must be equal to or above the threshold (Finance Agency minimum plus 4 days).
–Shared Enterprise Platforms Service Availability: Shared Enterprise Platforms must be available more than 99.9% of the time, calculated using Solar Winds and Site 24x7 based on the quantity of time the site is available out of the total time possible (less scheduled maintenance time). Shared Enterprise Platforms include Loan Acquisition System, MemberLink, FHLBI.gives, and the Public Web Site.
–Phishing Attempt Prevention Ratio: Defined as the percentage of internal phishing emails sent by the Bank's Information Security department where an employee clicked, replied, opened the attachment, scanned a QR code, or entered data (all considered "failures"), divided by the total phishing emails sent on a monthly basis. If the monthly result is less than or equal to 5% the result for the month is one point. If a campaign is missed in a month (i.e., no phishing emails sent), then the result for the month is zero points.
–Market Risk: Decline in MVE +/- 200 bps Shift: Percentage declines in MVE for +/- 200 bps parallel shirts cannot exceed -3.00%, as-of month-end production measurements. Any change in MVE > -3.00% (i.e., -2.99%) in either up/down scenario will receive a result of one for the month, and any result for either shift scenario < - 3.00% (i.e., -3.01%, which is more than a 3% decline) will receive a result of zero for the month.
8    This goal is measured by dividing the eligible spend with diverse suppliers by the total eligible spend.
9    This goal measures the number of bank wide volunteer hours used based upon input to the Bank's human capital management system. All volunteer hours logged, with a maximum of 8 hours per employee will be counted toward achievement of this goal. Certain organizations will be pre-approved as counting toward the DEI component of this goal while other organizations will be considered for eligibility by the Bank's DEI department.

There is no guaranteed payout under the provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned for the Annual Award Performance Period are presented below. The actual amounts earned are also presented below and in the Non-Equity Incentive Plan Compensation table.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement[1]	Annual Award	Annual Award % of Salary
Cindy L. Konich	$1,059,143	50%	100%	$529,572	72.8%	$385,528	36%
Gregory L. Teare	525,241	40%	100%	210,096	72.3%	151,795	29%
Brendan W. McGrath	482,198	40%	100%	192,879	72.3%	139,355	29%
Deron J. Streitenberger	522,711	40%	100%	209,084	72.3%	151,063	29%
Christopher S. Dawson	417,375	35%	100%	146,081	72.3%	105,544	25%

1    Rounded to the nearest tenth of a percent. The Weighted Average Achievement for the CEO is different than the achievement for the other NEOs due to the interpolation of achievement for goals with an actual result greater than Threshold but less than Maximum as a result of Target achievement being worth 80% of Maximum for the CEO but 75% for the other NEOs.

2021 Deferred Award (Paid in 2025). Fifty percent of each Level I Participant's 2021 Award ("2021 Deferred Award") was deferred for a three-year period that ended December 31, 2024 ("2022-2024 Deferral Performance Period"). The 2021 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2022-2024 Deferral Performance Period and other conditions described below.

The following table presents the performance goals for the 2021 Deferred Award relating to our profitability, retained earnings and prudential management standards, together with actual results and specific achievement levels for each mission goal.

2022-2024 Mission Goals	Weighted Value	Performance Levels[1]			Actual Result	Achievement %	Weighted Average Achievement
		Threshold	Target	Maximum
Profitability[2]	35%	25 bps	50 bps	150 bps	568 bps	125%	44%
Retained Earnings[3]	35%	3.5%	3.9%	4.3%	7.2%	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	a	Achieve both Prudential Standards	2	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2022 through 2024.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%						125%

1    Deferred Awards are subject to additional performance goals for the Deferral Performance Period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount.
2    Attainment of this goal was computed using the simple average of annual profitability measures over the three-year period. For purposes of this goal, profitability is defined as the Bank’s core net income, as defined below, as a percentage of average total regulatory capital stock in excess of the Bank's weighted average cost of funds. Core net income is reduced by the portion of net income to be added to restricted retained earnings under the JCEA and increased by the Bank’s accruals for incentive compensation, net of the AHP assessment. Core net income represents GAAP Net Income adjusted to exclude: (i) debt extinguishment costs and advance prepayment fees received in cash on unswapped advances that are not restructured, net of the AHP assessment, (ii) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, net of the AHP assessment, (iii) interest expense on MRCS, (iv) realized gains and losses on sales of investment securities, net of the AHP assessment, (v) accelerated amortization of concession fees on called COs, net of the AHP assessment, and (vi) other non-recurring components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank, net of the AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. This goal assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.
3    Total retained earnings divided by the sum of the carrying value of the MBS and AMA portfolios. The calculation is the simple average of 36 month-end calculations.
a    There is no Target level for this goal.

Each NEO received at least the minimum required performance rating for each year of the 2022-2024 Deferral Performance Period and each was employed by the Bank on the last day of that period, thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2021 Deferred Award.

The following table presents the payouts of the 2021 Deferred Awards to the NEOs by applying the total achievement level of the performance goals for the 2022-2024 Deferral Performance Period. These payouts are also presented in the Non-Equity Incentive Plan Compensation table.

2021 Deferred Award - 2022-2024 Performance Period

NEO	Total Award for 2021	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2025
Cindy L. Konich	$906,957	50%	$453,478	125%	$566,848
Gregory L. Teare	350,154	50%	175,077	125%	218,846
Brendan W. McGrath	317,315	50%	158,658	125%	198,322
Deron J. Streitenberger	325,371	50%	162,686	125%	203,357
Christopher S. Dawson	228,275	50%	114,138	125%	142,672

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

DB Plan and SERP. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the DB Plan, a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Service ("IRS"), which was $345,000 in 2024. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2024 was $275,000, payable as a single life annuity at normal retirement age.

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

Effective August 1, 2021, our board of directors amended the 2005 SERP with the intention of enhancing the retention of participating employees. The amendment provides greater predictability of the dollar amount of benefits payable upon separation of employment or retirement from the Bank. The applicable retirement plan interest rates and mortality tables used to calculate benefits are set as of May 2021 and June 2021, respectively, rather than as of the employee's date of separation of employment or retirement. The amendment included similar provisions for the calculation of death benefits payable, except that the applicable retirement plan interest rates and mortality tables are set as of July 2021 and June 2021, respectively. While the long-term impact of the amendment on employees' pension values is expected to be favorable to the employee, the amendment can have an unfavorable impact on employees' pension values in a particular year.

The following sections describe the differences in the benefits provided under these plans.

Grandfathered DB Plan. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both the Grandfathered DB Plan and the SERP, and hired prior to July 1, 2008, which includes Ms. Konich and Mr. McGrath. Ms. Konich is also a participant in the Frozen SERP.

•Formula: The combined Grandfathered DB Plan and SERP benefit equals 2.5% times years of benefit service times the high three-consecutive-year average compensation. Benefit service begins one year after employment, and benefits are vested after five years. Benefit payments commencing before age 65 are reduced by applying an early retirement factor based on the participant's age when payments begin. The allowance payable at age 65 would be reduced by 3.0% for each year the employee is under age 65. However, if the sum of age and years of vesting service at termination of employment is at least 70 ("Rule of 70"), the retirement allowance would be reduced by 1.5% for each year the employee is under age 65. Beginning at age 66, retirees are also provided an annual retiree cost of living adjustment of 3.0% per year. However, effective January 1, 2025, our board of directors amended the Grandfathered DB Plan to remove the annual retiree cost of living adjustment for benefits earned after December 31, 2024.

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

The following table sets forth a comparison of the Grandfathered DB Plan and the Amended DB Plan.

DB Plan Provisions	Grandfathered DB Plan (All Employees Hired on or before June 30, 2008)	Amended DB Plan (All Employees Hired between July 1, 2008 and January 31, 2010)
Benefit Increment	2.5%	1.5%
Cost of Living Adjustment	3.0% Per Year Cumulative, Commencing at Age 66 for benefits earned prior to January 1, 2025	None
Normal Form of Payment	Guaranteed 12 Year Payout	Life Annuity
Early Retirement Reduction for less than Age 65:
(i) Rule of 70	1.5% Per Year	3.0% Per Year
(ii) Rule of 70 Not Met	3.0% Per Year	Actuarial Equivalent

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

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the following limits. Under IRS regulations, in 2024 an employee could contribute up to $23,000 of eligible compensation on a pre-tax basis, and an employee age 50 or over could contribute up to an additional $7,500 on a pre-tax basis. Participant contributions over that amount may be made on an after-tax basis but are also limited by Section 415 of the IRC. A total of $69,000 per year ($76,500 per year including catch-up contributions for employees age 50 or over) could have been contributed to a participant's account in 2024, including our matching contribution and the participant's pre-tax and after-tax contributions. In addition, no more than $345,000 of annual compensation could have been taken into account in computing eligible compensation in 2024. The amount deferred on a pre-tax basis is taxed to the participant as ordinary income when distributed from the DC Plan. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

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

Each DC Plan participant who is an officer with a title of First Vice President/Senior Director or higher (which includes all NEOs) is automatically eligible to become a SETP participant. In addition, the board of directors in its discretion may designate other DC Plan participants as eligible to participate. The SETP constitutes a nonqualified deferred compensation arrangement that complies with Internal Revenue Code Section 409A regulations and permits a participant to elect to have all or a portion of such participant's base salary and/or annual incentive plan payment withheld and credited to the participant's SETP account. Under this plan, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, without regard to benefit or compensation limits imposed by the Internal Revenue Code. The plan permits participants to self-direct the investment of their SETP account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. Plan benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets. The assets of the grantor trust are subject to the claims of our general creditors. The trust is maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make benefit payments in the future. Any rights created under this plan are unsecured contractual rights against the Bank.

Effective January 1, 2022, the board of directors authorized the Bank to begin making an additional NEC of 6% of base salary per year to the SETP ("SETP NEC") for executive officers that do not participate in either the Grandfathered DB Plan or the Amended DB Plan. The SETP NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their SETP NECs when they have attained five years of service. Mr. Streitenberger and Mr. Dawson are fully vested in the SETP NEC.

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
•life and long-term disability insurance (the CEO, CFO, CBOO, CRCO, and CIO are eligible for enhanced monthly benefits under our disability insurance program);
•travel and accident insurance, as well as special crime coverage, which include life insurance benefits;
•educational assistance;
•employee relocation assistance, where appropriate, for new hires; and
•student loan repayment assistance.

In addition, we provide as a taxable benefit to the NEOs and certain other employees limited spouse/guest travel to board of directors meetings and preapproved industry activities.

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

The following table presents the estimated amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2024, absent a qualifying event that would result in payments under Ms. Konich's KESA or the KESP.

	Weeks of	Cost of	Months of	Cost of	Total
NEO	Salary	Salary	COBRA	COBRA	Severance
Cindy L. Konich	52	$1,059,143	12	$25,442	$1,084,585
Gregory L. Teare	52	525,241	12	25,442	550,683
Brendan W. McGrath	52	482,198	12	36,096	518,294
Deron J. Streitenberger	48	482,503	12	36,096	518,599
Christopher S. Dawson	44	353,164	11	33,088	386,252

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

We do not believe payments to Ms. Konich under the KESA would be subject to the restriction on change-in-control payments under Internal Revenue Code Section 280G or the excise tax applicable to excess change-in-control payments, because we are exempt from these requirements as a tax-exempt instrumentality of the United States government. If it were determined, however, that Ms. Konich is liable for such excise tax payment, the agreement provides for a "gross-up" of the benefits to cover such excise tax payment. This gross-up of approximately $3.7 million is not shown as a component of the value of the KESA in the table below.

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

If a reorganization of our Bank had triggered payments under Ms. Konich's KESA on December 31, 2024, the value of the payments for her would have been approximately as follows:

Benefit	Value
2.99 times average of the 3 prior calendar years base salary, bonuses and other cash compensation paid to the executive except for salary deferrals which are included below	$5,841,066
2.99 times average of the executive's salary deferrals and employer matching contributions under the DC Plan and SETP for the 3 prior calendar years	351,870
Additional amount under the SERP equal to the additional benefit calculated as if the executive were 3 years older and had 3 more years of credited service	2,259,564
Medical and dental insurance coverage for 36 months	76,325
Reimbursement of reasonable accounting, legal, financial advisory, and actuarial services[1]	15,000
Total value of KESA	$8,543,825

1    The amount of $15,000 for reimbursement of reasonable accounting, legal, financial advisory, and actuarial services is an estimate and does not represent a minimum or maximum amount that could be paid.

Key Employee Severance Policy. We maintain the KESP, which establishes three participation levels for covered employees: (i) Level 1 Participants, which include any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other employee designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the filing date of this Form 10-K) include all NEOs other than Ms. Konich. Mr. Teare, Mr. McGrath, and Mr. Streitenberger are Level 1 Participants. Mr. Dawson is a Level 2 Participant.

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

The following table presents the amounts that would have been payable under the KESP if triggered as of December 31, 2024:

NEO	Amount
Gregory L. Teare	$1,840,832
Brendan W. McGrath	1,490,276
Deron J. Streitenberger	1,749,212
Christopher S. Dawson	965,335

Summary Compensation Table

The following table presents a summary of the elements of the compensation earned by our NEOs during the years presented.

Name and Principal Position	Year	Salary[1]	Bonus	Non-Equity Incentive Plan Comp[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[3]	All Other Comp[4]	Total
Cindy L. Konich[5] CEO (PEO)	2024	$1,059,143	$—	$952,376	$1,806,000	$65,411	$3,882,930
	2023	1,028,294	—	1,028,294	2,274,000	21,647	4,352,235
	2022	988,744	—	960,370	1,713,000	61,189	3,723,303

Gregory L. Teare[6] EVP - CFO (PFO)	2024	525,241	—	370,641	36,000	32,604	964,486
	2023	501,184	—	408,636	123,000	31,118	1,063,938
	2022	484,236	—	376,267	—	30,074	890,577

Brendan W. McGrath[7] EVP - CRCO	2024	482,198	—	337,677	57,000	29,950	906,825
	2023	460,112	—	311,021	641,000	15,893	1,428,026
	2022	442,415	—	272,721	—	18,290	733,426

Deron J. Streitenberger EVP - CBOO	2024	522,711	—	354,420	—	84,500	961,631
	2023	497,820	—	378,384	—	63,912	940,116
	2022	467,437	—	338,191	—	75,657	881,285

Christopher S. Dawson[8] SVP - CIO	2024	417,375	20,000	248,216	—	55,240	740,831
	2023	397,500	—	271,503	—	53,642	722,645
	2022	375,000	—	246,866	—	48,913	670,779

1    Salary reflects 26 biweekly pay periods.
2    The Non-Equity Incentive Plan Compensation table below presents the components of the "Non-Equity Incentive Plan Comp" column and the dates that these amounts were paid.
3    These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. No NEO received preferential or above-market earnings on deferred compensation.
4    Includes employer contributions to the DC Plan, NEC program, the SETP, and the SETP NEC, as applicable, for Ms. Konich ($63,549), Mr. Teare ($31,515), Mr. McGrath ($28,932), Mr. Streitenberger ($83,377), and Mr. Dawson ($54,254). Includes life insurance policy premiums and income tax gross-ups on gift cards (provided to all employees) and years of service awards (as applicable). None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
5    Ms. Konich is our Principal Executive Officer.
6    Mr. Teare is our Principal Financial Officer. The change in pension values under the DB Plan and SERP for Mr. Teare in 2022 was a decrease of $57,000. In accordance with SEC guidance, the amount reported in the table is $0.
7    The change in pension values under the DB Plan and SERP for Mr. McGrath in 2022 was a decrease of $758,000. In accordance with SEC guidance, the amount reported in the table is $0.
8    Mr. Dawson earned a performance bonus for his outstanding contributions and the significant impact of his accomplishments in 2024.

No portion of the change in pension value was received by any of the NEOs; in fact, no portion of the change in pension value will be realizable or made available to any of the NEOs until a qualifying event, such as retirement, occurs. The change in pension value represents the difference between the present value of pension benefits accrued through the beginning and ending valuation dates and is based on the provisions of the applicable plan and the portion of each NEO's total pension benefits that are derived from each applicable plan. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on applicable interest rates. Therefore, changes in applied interest rates can have a significant impact on the change in pension value. For additional information about the pension values as of December 31, 2024, including the assumptions and discount interest rates used, see the Pension Benefits section below.

Non-Equity Incentive Plan Compensation

The following table presents the components of the total non-equity incentive plan compensation presented in the Summary Compensation Table.

		Annual Award	Deferred Award	Total Non-Equity
Name	Year	Amounts Earned[1]	Amounts Earned[1,2]	Incentive Plan Compensation
Cindy L. Konich	2024	$385,528	$566,848	$952,376
	2023	485,766	542,528	1,028,294
	2022	494,372	465,998	960,370

Gregory L. Teare[3]	2024	151,795	218,846	370,641
	2023	188,305	220,331	408,636
	2022	193,694	182,573	376,267

Brendan W. McGrath[4]	2024	139,355	198,322	337,677
	2023	172,873	138,148	311,021
	2022	176,966	95,755	272,721

Deron J. Streitenberger[5]	2024	151,063	203,357	354,420
	2023	187,041	191,343	378,384
	2022	186,975	151,216	338,191

Christopher S. Dawson[6]	2024	105,544	142,672	248,216
	2023	130,680	140,823	271,503
	2022	131,250	115,616	246,866

1    The amounts payable (i.e., not deferred) for the Annual Award and the Deferred Award were paid on March 6, 2025, March 1, 2024, and March 3, 2023 for 2024, 2023, and 2022, respectively. Pursuant to the terms of the SETP, certain of these amounts have been deferred, as noted in the footnotes herein.
2    Amounts earned in 2024, 2023, and 2022 represent the 2021, 2020, and 2019 Deferred Awards, respectively.
3    Mr. Teare elected to defer 10% of each of his 2024 and 2023 Annual Awards.
4    Mr. McGrath elected to defer 15% of each of his 2024 and 2023 Annual Awards and his 2021 and 2020 Deferred Awards.
5    Mr. Streitenberger elected to defer 5% of each of his 2024 and 2023 Annual Awards and 10% of his 2020 Deferred Award.
6    Mr. Dawson elected to defer 20% of each of his 2024 and 2023 Annual Awards.

Grants of Plan-Based Awards Table

The following table presents the Annual amounts that could have been paid and the Deferred amounts that could be paid under the Bank's non-equity incentive plan for 2024.

	Estimated Future Payouts Under Non-Equity Incentive Plans
Name	Plan Name	Grant Date	Threshold[1,2]	Target[1,2]	Maximum[1,2]
Cindy L. Konich	Incentive Plan - Annual	01/01/24	$264,786	$423,657	$529,572
	Incentive Plan - Deferred	01/01/24	289,146	385,528	481,910

Gregory L. Teare	Incentive Plan - Annual	01/01/24	105,048	157,572	210,097
	Incentive Plan - Deferred	01/01/24	113,846	151,795	189,743

Brendan W. McGrath	Incentive Plan - Annual	01/01/24	96,440	144,659	192,879
	Incentive Plan - Deferred	01/01/24	104,516	139,355	174,194

Deron J. Streitenberger	Incentive Plan - Annual	01/01/24	104,542	156,813	209,084
	Incentive Plan - Deferred	01/01/24	113,298	151,063	188,829

Christopher S. Dawson	Incentive Plan - Annual	01/01/24	73,041	109,561	146,081
	Incentive Plan - Deferred	01/01/24	79,158	105,544	131,930

1    The Incentive Plan - Annual payout is the amount expected to be paid when meeting the respective achievement level for each of the components of the 2024 Annual Award Performance Period Goals. There was no guaranteed payout under the 2024 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could have been paid out under this plan was $0 for each NEO.
2    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual (as previously presented in the Non-Equity Incentive Plan Compensation table) and is further dependent on attaining the threshold over the Deferral Performance Period (2025-2027). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award (from the Incentive Plan - Annual Award Performance Period table previously presented). There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.

The Non-Equity Incentive Plan Compensation table previously presented shows the amounts actually earned and paid under the 2024 Annual Award provisions of the Incentive Plan.

Pension Benefits

The following table provides the present value of benefits payable to the NEOs from the DB Plan and SERP, and is calculated in accordance with the formula currently in effect for the specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant's social security benefits.

Name[1]	Plan Name	Number of Years of Credited Service[2]	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Cindy L. Konich[3]	DB Plan	40	$3,997,000	$—
	SERP	40	28,380,000	—

Gregory L. Teare[4]	DB Plan	22	850,000	—
	SERP	16	1,168,000	—

Brendan W. McGrath[5]	DB Plan	24	1,222,000	—
	SERP	24	1,520,000	—

1    Mr. Streitenberger and Mr. Dawson are not eligible to participate in the DB Plan or the SERP.
2    For each of the NEOs, the years of credited service have been rounded to the nearest whole year.
3    Ms. Konich is eligible for full retirement under the DB Plan and SERP due to the combination of her age and years of credited service.
4    Mr. Teare earned six years of credited service in the DB Plan as an employee of the FHLBank of Seattle and is eligible for full retirement under the DB Plan and SERP due to the combination of his age and years of credited service.
5    Mr. McGrath is eligible for early retirement under the DB Plan and SERP due to the combination of his age and years of credited service.

No portion of the present value of accumulated benefits is realizable or available to the NEOs until a qualifying event, such as retirement, occurs. Such values are determined by calculating the present values of accumulated benefits accrued through the valuation date. The calculations incorporate the provisions of the applicable plan, the portion of an NEO's total pension benefits that are derived from each plan, various assumptions, and changes in compensation, age and service, and utilize discount interest rates based on market interest rates or the rates specified in the plan. The present value of the accumulated benefits is based upon retirement for Ms. Konich and Mr. Teare and upon a retirement age of 65 for Mr. McGrath. Benefits under the DB Plan are based on a discount rate of 5.54% and the PRI-2012 white collar worker annuitant tables (with IRS 2024 Adjusted Scale MP-2021) for qualified annuities or the IRS applicable mortality table for 2024 for qualified lump sums. SERP benefits are based on age 65 lump sums valued with IRS May 2021 Lump Sum Segment Rates (0.61%, 2.84%, 3.54%), discounted to current age at 5.23% and the IRS applicable mortality table for 2021. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Pension Liability Index and the FTSE Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Non-Qualified Deferred Compensation - 2024

Name	NEO Contributions in Last FY1	Bank Contributions in Last FY2	Aggregate Earnings in Last FY3	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE[4]
Cindy L. Konich	$63,549	$42,849	$210,936	$—	$1,361,999
Gregory L. Teare	108,122	10,815	72,312	—	789,331
Brendan W. McGrath	118,983	13,530	74,495	—	592,760
Deron J. Streitenberger	70,303	48,877	32,148	—	356,464
Christopher S. Dawson	26,136	25,043	16,230	—	149,973

1    The amounts are included as either a component of "Salary" or "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table. Contributions are net of certain taxes, as applicable.
2    The amounts are included as a component of "All Other Compensation" in the Summary Compensation Table. In addition, the amounts for Mr. Streitenberger and Mr. Dawson include the portion of the NEC in excess of the IRS limit applicable to the DC Plan.
3    The amounts are not reported in the Summary Compensation Table because these amounts are not above market or preferential.
4    The amounts have been reported in the Summary Compensation Table either in 2024 or prior years, with the exception of aggregate earnings.

The SETP is described in more detail above in "Retirement Benefits - DC Plan and SETP." Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2024.

Principal Executive Officer Pay Ratio Disclosure

Our CEO is our Principal Executive Officer ("PEO"). As described below, for the year ended December 31, 2024, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO to the Total Compensation of the Bank's median employee.

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

For 2024, the Total Compensation of the PEO was $3,882,930. As of December 31, 2024, our PEO had 40 years of credited service under the Grandfathered DB Plan and SERP. Her Total Compensation therefore includes the change in the present value of her pension benefits of $1,806,000, and, as a result, constituted 47% of her reported 2024 Total Compensation.

As required by SEC rules, we identified a new median employee for our pay ratio disclosures in 2023. For each of our full-time and part-time employees on the last pay date of 2023, we first determined the actual or annualized total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for 2023. We then ranked the 2023 annual cash compensation for all such employees from lowest to highest, excluding the PEO, and selected the median.

However, the employee at the median based on cash compensation does not participate in any pension plan. We therefore selected as the median employee the individual whose 2023 annual cash compensation was closest to that of the actual median employee and who participates in the same pension plan as our PEO (the Grandfathered DB Plan). We made no other material assumptions or adjustments in identifying the median employee. As permitted by SEC rules, the median employee for 2023 was used as the median employee for 2024.

We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value under the same plan and thereby provides an appropriate comparison.

For 2024, the Total Compensation of the median employee was $153,084. As of December 31, 2024, our median employee had 30 years of credited service in the DB Plan. The median employee's change in pension value was a decrease of $9,000. In accordance with SEC guidance, the amount reflected in Total Compensation is $0. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 25:1. Excluding the 2024 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 14:1.

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

2024 Compensation. In November 2023, after considering McLagan market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2024 ("2024 Policy"). Under the 2024 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees were intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2024 Policy provides that director fees were to be paid at the end of each quarter.

The 2024 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2024.

The following table summarizes the annual fee limits under the 2024 Policy as approved by the board of directors.

Position	Annual Fee Limit
Chair	$155,000
Vice Chair	138,000
Affordable Housing Committee Chair	130,000
Audit Committee Chair	137,000
Finance/Budget Committee Chair	130,000
HR Committee Chair	130,000
Risk Oversight Committee Chair	137,000
Security/Technology Committee Chair	130,000
All other directors	123,000
Other Committee Chair	a

a    Directors serving as Chair of newly-formed committees, or serving as Chair of an additional committee, were entitled to an additional $10,000 fee per year, prorated by the number of quarters for which the director served as Chair.

Director Compensation Table

The following table presents the fees earned by each director for the year ended December 31, 2024.

Name	Total Fees Earned or Paid in Cash[1]
Michael E. Bosway	$130,000
Jacqueline L. Buchanan	123,000
Clifford M. Clarke	130,000
Kathryn M. Dominguez	123,000
Robert M. Fisher[2]	146,571
Anika Goss-Foster	123,000
Karen F. Gregerson	155,000
Charlotte C. Henry	123,000
Perry G. Hines	123,000
Margaret M. Lamb	123,000
J. Daniel Maddox[3]	92,250
Larry W. Myers	137,000
Sherri L. Reagin[4]	5,480
Todd E. Sears	130,000
Ryan M. Warner	130,000
Glenn A. Wilson	123,000
1    Our directors did not earn or receive any other form of compensation in 2024 other than the limited perquisites discussed below, the aggregate of which for each director was less than $10,000.
2    Mr. Fisher earned $138,000 for his service as Vice Chair of the board of directors and an additional $8,571 for serving as Chair of the Risk Oversight Committee from February 22, 2024 - December 31, 2024.
3    Mr. Maddox was elected to the board of directors effective April 1, 2024. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service from that date.
4    Ms. Reagin became ineligible to serve on our board of directors effective January 16, 2024. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service through January 15, 2024.

We provide various travel, accident, and kidnapping insurance coverages for all of our directors, officers and employees. These policies provide a life insurance benefit in the event of death within the scope of the policy. We also reimburse directors or directly pay for reasonable travel and related expenses in accordance with our director compensation and travel reimbursement policy. Under the policy, a spouse/guest of a director may participate in group meals or entertainment activities as part of a board meeting or event. However, travel and incidental expenses of the spouse/guest are not reimbursed by the Bank.

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

All contributions credited to a participant’s account will be invested in an irrevocable grantor trust established to provide for the DDCP's benefits. The DDCP is administered by an administrative committee appointed by our board, currently the HR Committee. The trust is maintained such that the DDCP at all times for income tax purposes is unfunded and constitutes a mere promise by the Bank to make DDCP benefit payments in the future. Any rights created under the DDCP are unsecured contractual rights against the Bank. The Bank establishes an investment account for each participant under the trust, which at all times remains an asset of the Bank, subject to claims of the Bank’s general creditors. The DDCP permits participants to allocate their investment account among investment options established by the HR Committee or the board. No above-market or preferential earnings are paid on any balances under the DDCP. In general, a participant may elect to have his or her deferred compensation paid in a single lump sum payment, in annual installment payments over a period of two to five years, or in a combination of both such methods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2025, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% of Outstanding Shares
Flagstar Bank, N.A. - 102 Duffy Avenue, Hicksville, NY	3,286,357	11.2%
Old National Bank - 123 Main Street, Evansville, IN	2,292,041	7.8%
Merchants Bank of Indiana - 410 Monon Blvd, Carmel, IN	1,878,503	6.4%
The Lincoln National Life Insurance Company - 1301 S Harrison Street, Fort Wayne, IN	1,674,000	5.7%
Total	9,130,901	31.1%

The majority of our directors are officers and/or directors of our members.

The following table sets forth the members that have an officer and/or director serving on our board of directors as of February 28, 2025.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Jacqueline L. Buchanan	Genisys Credit Union	85,500	0.29%
Robert M. Fisher	Lake-Osceola State Bank	15,903	0.05%
Margaret M. Lamb	People Driven Credit Union	13,500	0.05%
J. Daniel Maddox	Citizens State Bank of New Castle	13,500	0.05%
Dan L. Moore	HomeBank	25,280	0.09%
Larry W. Myers	First Savings Bank	231,309	0.79%
Jamie R. Shinabarger	Springs Valley Bank & Trust Company	25,168	0.09%
Ryan M. Warner	The Bippus State Bank	41,719	0.14%
Total		451,879	1.55%

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

Director Independence

General. As of the filing date of this Form 10-K, the board has 15 directorships, consisting of eight member and seven independent directorships. Pursuant to the Bank Act, member directors and independent directors were elected or re-elected by our member institutions, or in the case of an unexpired term, by our board of directors. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of our member directors, however, is a senior officer or director of an institution that is our member and may engage in transactions with us on a regular basis.

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

Independent Directors. As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with us due to those companies' participation in projects funded in part through our AHP. Any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, the seven directors currently seated (Directors Bosway, Dominguez, Goss-Foster, Henry, Hines, Sears, and Wilson) who are "independent" directors, as defined in and for purposes of the Bank Act, are also independent under the NYSE standards.

In making this determination, the board considered Director Wilson's role as President and CEO of Communities First, Inc. ("Company"), a state-wide nonprofit community development corporation. The Company is the sponsor for various projects for which AHP funds have been awarded by the Bank in the past. In 2020, the Bank awarded $0.5 million in funds to a project sponsored by the Company, which funds were disbursed in 2022. In 2022, a project sponsored by the Company was awarded AHP funds in the amount of $0.5 million and in 2024 the award was returned, and no funds were disbursed. In 2023 and 2024, a total of two projects sponsored by the Company were each awarded AHP funds in the amounts of $0.6 million; however, no disbursements of these awarded AHP funds have been made as of the filing date of this Form 10-K.

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

Audit Committee and Human Resources/Compensation Committee Independence Standards. The board of directors has a standing Audit Committee and a standing Human Resources/Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees (including Directors Buchanan, Fisher (ex-officio), Lamb, Maddox, Moore, Myers, and Warner) and former member Director Gregerson, who served ex-officio on these committees in 2024, are "independent" under the NYSE standards. The board determined that all of the independent directors on these committees (including Directors Bosway, Dominguez, Henry, Hines, and Wilson) and Director Goss-Foster who served on the Human Resources/Compensation Committee in 2024 are independent under NYSE standards.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed or to be billed by our independent registered public accounting firm, PricewaterhouseCoopers LLP ($ amounts in thousands).

	Years Ended December 31,
	2024	2023
Audit fees	$1,105	$945
Audit-related fees	73	73
Tax fees	—	—
All other fees	2	2
Total fees	$1,180	$1,020

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

10.4*+
Supplemental Executive Retirement Plan, amended and restated generally effective as of January 1, 2008, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 13, 2007

10.5*+
2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and restated effective as of August 1, 2021 incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 10, 2021

10.6*+
2016 Supplemental Executive Thrift Plan, effective January 1, 2016, adopted on November 20, 2015, as amended and restated November 19, 2021, effective January 1, 2022, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 22, 2021

10.7*+
Directors’ Compensation and Expense Reimbursement Policy, effective January 1, 2025, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 000-51404) filed on January 30, 2025

10.8*+
Federal Home Loan Bank of Indianapolis 2016 Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 12, 2024

10.9*+
Key Employee Severance Policy, re-adopted effective November 17, 2023, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 12, 2024

Exhibit Number	Description

10.10*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as updated on January 26, 2021, effective January 1, 2021, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on January 27, 2021

10.11*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2022, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on May 3, 2022

10.12*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on June 6, 2023

10.13*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2024, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on April 19, 2024

10.14*+	Severance Pay Plan, re-adopted effective November 19, 2021, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K (Commission File No, 000-51404) filed on March 10, 2022

19.1	Insider Trading Policy

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
Date: March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ CINDY L. KONICH	President - Chief Executive Officer	March 13, 2025
Cindy L. Konich
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 13, 2025
Gregory L. Teare
(Principal Financial Officer)

/s/ K. LOWELL SHORT, JR.	Senior Vice President - Chief Accounting Officer	March 13, 2025
K. Lowell Short, Jr.
(Principal Accounting Officer)

/s/ ROBERT M. FISHER	Chair of the board of directors	March 13, 2025
Robert M. Fisher

/s/ LARRY W. MYERS	Vice Chair of the board of directors	March 13, 2025
Larry W. Myers

/s/ MICHAEL E. BOSWAY	Director	March 13, 2025
Michael E. Bosway

/s/ JACQUELINE L. BUCHANAN	Director	March 13, 2025
Jacqueline L. Buchanan

/s/ KATHRYN M. DOMINGUEZ	Director	March 13, 2025
Kathryn M. Dominguez

/s/ ANIKA GOSS-FOSTER	Director	March 13, 2025
Anika Goss-Foster

/s/ CHARLOTTE C. HENRY	Director	March 13, 2025
Charlotte C. Henry

Signature	Title	Date

/s/ PERRY G. HINES	Director	March 13, 2025
Perry G. Hines

/s/ MARGARET M. LAMB	Director	March 13, 2025
Margaret M. Lamb

/s/ J. DANIEL MADDOX	Director	March 13, 2025
J. Daniel Maddox

/s/ DAN L. MOORE	Director	March 13, 2025
Dan L. Moore

/s/ TODD E. SEARS	Director	March 13, 2025
Todd E. Sears

/s/ JAMIE R. SHINABARGER	Director	March 13, 2025
Jamie R. Shinabarger

/s/ RYAN M. WARNER	Director	March 13, 2025
Ryan M. Warner

/s/ GLENN A. WILSON	Director	March 13, 2025
Glenn A. Wilson