Form 10-Q
period 2025-03-31
Federal Home Loan Bank of Indianapolis
filed 2025-05-08
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2025
Class A Stock, par value $100	—
Class B Stock, par value $100	28,379,960

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2025	December 31, 2024
Assets:
Cash and due from banks	$62,617	$70,849
Interest-bearing deposits (Note 3)	992,941	856,882
Securities purchased under agreements to resell (Note 3)	6,500,000	7,500,000
Federal funds sold (Note 3)	800,000	3,395,000
Trading securities (Note 3)	1,094,852	1,087,930
Available-for-sale securities (amortized cost of $14,497,089 and $14,338,221) (Note 3)	14,509,074	14,349,889
Held-to-maturity securities (estimated fair values of $6,070,345 and $5,796,792) (Note 3)	6,103,582	5,839,377
Advances (Note 4)	38,486,697	39,832,992
Mortgage loans held for portfolio, net (Note 5)	11,378,628	10,795,516
Accrued interest receivable	219,794	207,387
Derivative assets, net (Note 6)	442,561	478,067
Other assets	119,777	120,702

Total assets	$80,710,523	$84,534,591

Liabilities:
Deposits	$695,239	$913,112
Consolidated obligations (Note 7):
Discount notes	22,338,443	25,182,336
Bonds	52,266,666	52,903,029
Total consolidated obligations, net	74,605,109	78,085,365
Accrued interest payable	336,680	360,905
Affordable Housing Program payable (Note 8)	97,767	92,520
Derivative liabilities, net (Note 6)	9,324	9,302
Mandatorily redeemable capital stock (Note 9)	266,359	363,004
Other liabilities	513,282	475,717

Total liabilities	76,523,760	80,299,925

Commitments and contingencies (Note 12)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 24,835,506 and 25,553,939	2,483,550	2,555,394
Retained earnings:
Unrestricted	1,226,158	1,217,750
Restricted	481,266	466,362
Total retained earnings	1,707,424	1,684,112
Total accumulated other comprehensive income (loss) (Note 10)	(4,211)	(4,840)

Total capital	4,186,763	4,234,666

Total liabilities and capital	$80,710,523	$84,534,591
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Interest Income:
Advances	$446,613	$514,856
Interest-bearing deposits	23,054	30,380
Securities purchased under agreements to resell	55,231	21,982
Federal funds sold	30,550	67,486
Trading securities	10,329	5,167
Available-for-sale securities	181,762	220,367
Held-to-maturity securities	76,463	77,746
Mortgage loans held for portfolio	115,991	77,991
Total interest income	939,993	1,015,975

Interest Expense:
Consolidated obligation discount notes	229,398	250,255
Consolidated obligation bonds	569,869	621,413
Deposits	10,218	9,566
Mandatorily redeemable capital stock	4,663	5,342
Total interest expense	814,148	886,576

Net interest income	125,845	129,399
Provision for (reversal of) credit losses	27	(25)

Net interest income after provision for (reversal of) credit losses	125,818	129,424

Other Income:
Net gains on sales of available-for-sale securities	2,704	—
Net gains (losses) on trading securities	6,921	(4,571)
Net gains (losses) on derivatives	(10,203)	9,125
Other, net	541	4,804
Total other income (loss)	(37)	9,358

Other Expenses:
Compensation and benefits	17,299	16,541
Other operating expenses	8,465	8,285
Federal Housing Finance Agency	1,793	1,396
Office of Finance	2,150	1,524
Voluntary contributions to housing and community investment	11,187	3,692
Other, net	1,567	1,335
Total other expenses	42,461	32,773

Income before assessments	83,320	106,009

Affordable Housing Program assessments	8,798	11,135

Net income	$74,522	$94,874
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$74,522	$94,874

Other Comprehensive Income:

Net change in unrealized gains on available-for-sale securities	317	101,316

Pension benefits, net	312	244

Total other comprehensive income	629	101,560

Total comprehensive income	$75,151	$196,434

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2025 and 2024
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income			59,618	14,904	74,522	629	75,151

Proceeds from issuance of capital stock	316	31,553					31,553

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Cash dividends on capital stock (8.16% annualized)			(51,210)	—	(51,210)		(51,210)

Balance, March 31, 2025	24,836	$2,483,550	$1,226,158	$481,266	$1,707,424	$(4,211)	$4,186,763

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			75,899	18,975	94,874	101,560	196,434

Proceeds from issuance of capital stock	715	71,450					71,450

Cash dividends on capital stock (7.79% annualized)			(44,196)	—	(44,196)		(44,196)

Balance, March 31, 2024	23,567	$2,356,708	$1,165,835	$417,014	$1,582,849	$28,028	$3,967,585

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$74,522	$94,874
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	1,317	17,575
Changes in net derivative and hedging activities	(281,277)	304,402
Provision for (reversal of) credit losses	27	(25)
Net (gains) losses on trading securities	(6,921)	4,571
Net (gains) on sales of available-for-sale securities	(2,704)	—
Changes in:
Accrued interest receivable	(12,230)	1,511
Other assets	685	(3,633)
Accrued interest payable	(24,327)	(38,761)
Other liabilities	(2,709)	(7,726)
Total adjustments, net	(328,139)	277,914

Net cash provided by (used in) operating activities	(253,617)	372,788

Investing Activities:
Net change in:
Interest-bearing deposits	(48,677)	147,562
Securities purchased under agreements to resell	1,000,000	4,000,000
Federal funds sold	2,595,000	1,033,000
Trading securities:
Proceeds from maturities	—	250,000
Purchases	—	(236,844)
Available-for-sale securities:
Proceeds from paydowns and maturities	86,000	—
Proceeds from sales	221,292	—
Purchases	(154,702)	(64,815)
Held-to-maturity securities:
Proceeds from paydowns and maturities	145,085	114,267
Purchases	(410,438)	(129,434)
Advances:
Principal repayments	116,687,471	62,361,098
Disbursements to members	(115,130,446)	(62,308,688)
Mortgage loans held for portfolio:
Principal collections	250,030	177,978
Purchases from members	(833,731)	(418,065)
Purchases of premises, software, and equipment	(1,132)	(1,674)
Loans to other Federal Home Loan Banks:
Principal repayments	360,000	37,000
Disbursements	(360,000)	(37,000)

Net cash provided by investing activities	4,405,752	4,924,385
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Financing Activities:
Net change in deposits	(268,633)	(44,008)
Net proceeds on derivative contracts with financing elements	1,863	2,526
Net proceeds from issuance of consolidated obligations:
Discount notes	216,979,119	184,586,293
Bonds	7,636,929	11,180,968
Payments for matured and retired consolidated obligations:
Discount notes	(219,812,666)	(190,291,599)
Bonds	(8,477,280)	(10,742,275)
Proceeds from issuance of capital stock	31,553	71,450
Payments for redemption/repurchase of capital stock	(103,397)	—
Payments for redemption/repurchase of mandatorily redeemable capital stock	(96,645)	(1,597)
Dividend payments on capital stock	(51,210)	(44,196)

Net cash provided by (used in) financing activities	(4,160,367)	(5,282,438)

Net increase (decrease) in cash and due from banks	(8,232)	14,735

Cash and due from banks at beginning of period	70,849	58,844

Cash and due from banks at end of period	$62,617	$73,579

Supplemental Disclosures:
Cash activities:
Interest payments	$868,786	$923,632
Non-cash activities:
Purchases of investment securities, traded but not yet settled	41,255	—
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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2024 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2024 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2024 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2025.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three months ended March 31, 2025.

Recently Issued Accounting Guidance

Since the filing of our 2024 Form 10-K, the Financial Accounting Standards Board has not issued any new accounting standards that will have an impact on our financial condition, results of operations, or cash flows.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. At March 31, 2025 and December 31, 2024, 95% and 97%, respectively, of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At March 31, 2025 and December 31, 2024, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	March 31, 2025	December 31, 2024
U.S. Treasury obligations	$1,094,852	$1,087,930
Total trading securities at estimated fair value	$1,094,852	$1,087,930

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2025	2024
Net gains (losses) on trading securities held at period end	$6,921	$(5,040)
Net gains on trading securities that matured/sold during the period	—	469
Net gains (losses) on trading securities	$6,921	$(4,571)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,798,288	$9,613	$(230)	$5,807,671
GSE and TVA debentures	1,498,937	11,972	(27)	1,510,882
GSE multifamily MBS	7,199,864	18,091	(27,434)	7,190,521
Total AFS securities	$14,497,089	$39,676	$(27,691)	$14,509,074

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,691,550	$5,827	$(2,172)	$5,695,205
GSE and TVA debentures	1,568,805	13,976	(135)	1,582,646
GSE multifamily MBS	7,077,866	21,841	(27,669)	7,072,038
Total AFS securities	$14,338,221	$41,644	$(29,976)	$14,349,889
1    At March 31, 2025 and December 31, 2024, includes net unamortized discounts of $(213,614) and $(222,607), respectively, and fair-value hedging basis adjustments of $(643,741) and $(910,114), respectively. Excludes accrued interest receivable at March 31, 2025 and December 31, 2024 of $65,760 and $58,333, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$740,742	$(230)	$—	$—	$740,742	$(230)
GSE and TVA debentures	28,242	(27)	—	—	28,242	(27)
GSE multifamily MBS	1,745,922	(8,085)	2,044,599	(19,349)	3,790,521	(27,434)
Total impaired AFS securities	$2,514,906	$(8,342)	$2,044,599	$(19,349)	$4,559,505	$(27,691)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,227,597	$(2,172)	$—	$—	$2,227,597	$(2,172)
GSE and TVA debentures	60,961	(135)	—	—	60,961	(135)
GSE multifamily MBS	762,267	(4,621)	2,569,237	(23,048)	3,331,504	(27,669)
Total impaired AFS securities	$3,050,825	$(6,928)	$2,569,237	$(23,048)	$5,620,062	$(29,976)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$258,468	$259,724	$143,724	$144,049
Due after 1 year through 5 years	6,684,231	6,702,704	6,733,016	6,749,255
Due after 5 years through 10 years	354,526	356,125	383,615	384,547
Total non-MBS	7,297,225	7,318,553	7,260,355	7,277,851
Total MBS	7,199,864	7,190,521	7,077,866	7,072,038
Total AFS securities	$14,497,089	$14,509,074	$14,338,221	$14,349,889

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended March 31,
	2025	2024
Proceeds from sales	$221,292	$—

Gross gains on sales	$2,704	$—
Gross (losses) on sales	—	—
Net gains on sales of AFS securities	$2,704	$—

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Allowance for Credit Losses. At March 31, 2025 and December 31, 2024, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	March 31, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$59,620	$416	$(759)	$59,277
MBS:
Other U.S. obligations - guaranteed single-family	3,498,594	7,696	(18,932)	3,487,358
GSE single-family	2,005,128	8,764	(26,954)	1,986,938
GSE multifamily	540,240	—	(3,468)	536,772
Total MBS	6,043,962	16,460	(49,354)	6,011,068
Total HTM securities	$6,103,582	$16,876	$(50,113)	$6,070,345

	December 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$47,735	$—	$(2,107)	$45,628
MBS:
Other U.S. obligations - guaranteed single-family	3,598,725	9,868	(19,107)	3,589,486
GSE single-family	1,652,532	3,493	(31,998)	1,624,027
GSE multifamily	540,385	—	(2,734)	537,651
Total MBS	5,791,642	13,361	(53,839)	5,751,164
Total HTM securities	$5,839,377	$13,361	$(55,946)	$5,796,792

1    Carrying value equals amortized cost, which includes net unamortized premium at March 31, 2025 and December 31, 2024 of $13,959 and $15,905, respectively. Excludes accrued interest receivable at March 31, 2025 and December 31, 2024 of $10,757 and $10,508, respectively.

Contractual Maturity. Our investments in state housing agency obligations mature in 2055. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses. At March 31, 2025 and December 31, 2024, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	March 31, 2025		December 31, 2024
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$14,013,785	4.08	$15,054,808	4.17
Due after 1 through 2 years	2,744,146	3.48	3,126,564	3.27
Due after 2 through 3 years	5,458,313	4.06	4,874,797	4.08
Due after 3 through 4 years	5,060,316	4.09	4,850,347	4.14
Due after 4 through 5 years	4,515,518	4.06	4,633,376	4..05
Thereafter	6,801,937	3.58	7,609,715	3.54
Total advances, par value	38,594,015	3.95	40,149,607	3.95
Unamortized discounts	(1,427)		—
Fair-value hedging basis adjustments, net	(107,717)		(318,967)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	1,826		2,352
Total advances[1]	$38,486,697		$39,832,992

1    Carrying value equals amortized cost, which excludes accrued interest receivable at March 31, 2025 and December 31, 2024 of $64,652 and $63,554, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Due in 1 year or less	$18,506,718	$19,508,990	$18,366,035	$19,665,958
Due after 1 through 2 years	2,797,656	2,976,664	3,471,146	4,053,564
Due after 2 through 3 years	4,281,503	3,702,587	5,616,413	5,134,897
Due after 3 through 4 years	4,374,213	4,053,844	4,411,316	4,667,347
Due after 4 through 5 years	3,747,858	4,192,926	3,406,268	3,262,126
Thereafter	4,886,067	5,714,596	3,322,837	3,365,715
Total advances, par value	$38,594,015	$40,149,607	$38,594,015	$40,149,607

Advance Concentrations. At March 31, 2025 and December 31, 2024, our top borrower held 12% and 11%, respectively, and our top five borrowers held 39% and 40%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. At March 31, 2025 and December 31, 2024, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	March 31, 2025	December 31, 2024
Fixed-rate long-term mortgages	$10,554,096	$9,958,543
Fixed-rate medium-term[1] mortgages	609,052	632,229
Total mortgage loans held for portfolio, UPB	11,163,148	10,590,772
Unamortized premiums	236,186	224,988
Unamortized discounts	(16,038)	(13,583)
Hedging basis adjustments, net	(4,543)	(6,536)
Total mortgage loans held for portfolio	11,378,753	10,795,641
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$11,378,628	$10,795,516
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at March 31, 2025 and December 31, 2024 of $66,235 and $60,721, respectively.

Type	March 31, 2025	December 31, 2024
Conventional	$10,877,554	$10,322,376
Government-guaranteed or -insured	285,594	268,396
Total mortgage loans held for portfolio, UPB	$11,163,148	$10,590,772

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at March 31, 2025 and December 31, 2024 totaled $79,796 and $73,424, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	March 31, 2025			December 31, 2024
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$60,104,900	$507,279	$848,767	$64,974,465	$676,279	$1,020,918
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	7,825,000	1,511	1,612	13,117,348	624	247
Swaptions	500,000	77	—	—	—	—
Interest-rate caps/floors	906,100	649	—	906,100	1,174	—
Interest-rate forwards	142,100	22	158	107,500	1,563	—
MDCs	141,644	442	6	107,682	41	371
Total derivatives not designated as hedging instruments	9,514,844	2,701	1,776	14,238,630	3,402	618
Total derivatives before adjustments	$69,619,744	509,980	850,543	$79,213,095	679,681	1,021,536
Netting adjustments and cash collateral[1]		(67,419)	(841,219)		(201,614)	(1,012,234)
Total derivatives, net, at estimated fair value		$442,561	$9,324		$478,067	$9,302

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2025 and December 31, 2024, including accrued interest, totaled $942,487 and $1,030,169, respectively. Cash collateral received from counterparties and held at March 31, 2025 and December 31, 2024, including accrued interest, totaled $168,687 and $219,550, respectively.

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

	March 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$508,252	$845,108	$674,368	$1,020,626
Cleared	1,286	5,429	5,272	539
Total gross recognized amount	509,538	850,537	679,640	1,021,165
Gross amounts of netting adjustments and cash collateral
Uncleared	(502,877)	(835,790)	(669,265)	(1,011,695)
Cleared	435,458	(5,429)	467,651	(539)
Total gross amounts of netting adjustments and cash collateral	(67,419)	(841,219)	(201,614)	(1,012,234)
Net amounts after netting adjustments and cash collateral
Uncleared	5,375	9,318	5,103	8,931
Cleared	436,744	—	472,923	—
Total net amounts after netting adjustments and cash collateral	442,119	9,318	478,026	8,931
Derivative instruments not meeting netting requirements[1]	442	6	41	371
Total derivatives, net, at estimated fair value	$442,561	$9,324	$478,067	$9,302

1    Includes MDCs.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended March 31, 2025
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$73,144	$85,095	$(109,803)	$48,436
Net gains (losses) on derivatives²	(174,553)	(89,805)	204,168	(60,190)
Net gains (losses) on hedged items³	172,645	76,496	(203,083)	46,058
Price alignment interest	(2,537)	(5,159)	(290)	(7,986)
Net impact on net interest income	$68,699	$66,627	$(109,008)	$26,318

Total interest income (expense) recorded in the statement of income[4]	$446,613	$181,762	$(569,869)	$58,506

	Three Months Ended March 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$147,350	$129,866	$(249,220)	$27,996
Net gains (losses) on derivatives²	163,859	71,185	(53,389)	181,655
Net gains (losses) on hedged items³	(162,925)	(84,330)	55,651	(191,604)
Price alignment interest	(5,679)	(7,424)	(271)	(13,374)
Net impact on net interest income	$142,605	$109,297	$(247,229)	$4,673

Total interest income (expense) recorded in the statement of income[4]	$514,856	$220,367	$(621,413)	$113,810

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2025	2024
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(11,936)	$7,286
Swaptions	(93)	—
Interest-rate caps/floors	(525)	(97)
Interest-rate forwards	(2,762)	(156)
Net interest settlements[1]	2,445	2,038
MDCs	2,668	54
Net gains (losses) on derivatives in other income	$(10,203)	$9,125

1    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in qualifying fair-value hedging relationships.

	March 31, 2025
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,152,985	$14,497,089	$21,995,403

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(107,717)	$(795,955)	$(758,251)
For discontinued fair-value hedging relationships	—	152,214	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(107,717)	$(643,741)	$(758,251)

	December 31, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,584,803	$14,338,221	$25,182,096

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(318,967)	$(1,080,359)	$(961,333)
For discontinued fair-value hedging relationships	—	170,245	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(318,967)	$(910,114)	$(961,333)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both March 31, 2025 and December 31, 2024 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2025	December 31, 2024
Par value	$22,424,721	$25,293,510
Unamortized discounts	(86,065)	(110,905)
Unamortized concessions	(213)	(269)
Book value	$22,338,443	$25,182,336

Weighted average effective interest rate	4.25%	4.40%

CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2025	December 31, 2024
Fixed-rate	$32,680,025	$35,342,355
Simple variable-rate	19,494,500	17,319,500
Step-up	848,500	1,198,500
Total CO bonds, par value	$53,023,025	$53,860,355

The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2025		December 31, 2024
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$22,153,010	3.64	$21,862,970	3.65
Due after 1 through 2 years	14,566,595	3.28	15,037,435	2.96
Due after 2 through 3 years	2,318,000	2.90	3,015,800	2.50
Due after 3 through 4 years	2,195,770	3.47	2,317,520	3.00
Due after 4 through 5 years	2,845,400	4.25	3,117,630	4.46
Thereafter	8,944,250	3.48	8,509,000	3.38
Total CO bonds, par value	53,023,025	3.51	53,860,355	3.37
Unamortized premiums	23,122		24,889
Unamortized discounts	(7,454)		(7,992)
Unamortized concessions	(13,776)		(12,890)
Fair-value hedging basis adjustments, net	(758,251)		(961,333)
Total CO bonds, carrying value	$52,266,666		$52,903,029

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2025	December 31, 2024
Non-callable / non-putable	$26,858,525	$27,334,855
Callable	26,164,500	26,525,500
Total CO bonds, par value	$53,023,025	$53,860,355

Year of Contractual Maturity or Next Call Date	March 31, 2025	December 31, 2024
Due in 1 year or less	$40,748,510	$42,042,970
Due after 1 through 2 years	9,404,095	9,330,935
Due after 2 through 3 years	1,061,500	726,300
Due after 3 through 4 years	974,270	1,061,020
Due after 4 through 5 years	347,400	212,130
Thereafter	487,250	487,000
Total CO bonds, par value	$53,023,025	$53,860,355

Note 8 - Affordable Housing Program

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

The following table presents the activity in our Affordable Housing Program payable.

	Three Months Ended March 31,
AHP Activity	2025	2024
Liability at beginning of period	$92,520	$68,301
Assessments	8,798	11,135
Voluntary contributions to AHP	30	—
Supplemental voluntary contributions to AHP	1,119	—
Subsidy usage, net[1]	(4,700)	(1,850)
Liability at end of period	$97,767	$77,586

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

The following table presents the activity in our voluntary contribution liability (non-AHP).

	Three Months Ended March 31,
Other Voluntary Contribution Activity	2025	2024
Liability at beginning of period	$7,341	$1,188
Voluntary contributions to housing and community investment	10,038	3,692
Voluntary grants and donations disbursed, net[1]	(6,420)	(962)
Liability at end of period	$10,959	$3,918

1    Grants and donations disbursed are reported net of returns/recaptures of previously disbursed grants.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	March 31, 2025	December 31, 2024
Class B-1 [1]	$603,819	$614,447
Class B-2 [2]	1,879,731	1,940,947
Total Class B outstanding, par value	$2,483,550	$2,555,394

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2025	2024
Liability at beginning of period	$363,004	$369,041
Redemptions/repurchases	(96,645)	(1,597)
Liability at end of period	$266,359	$367,444

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2025	December 31, 2024
Past contractual redemption date[1]	$9,706	$9,748
Year 1	11	19,179
Year 2	—	3,674
Year 3	255,483	329,232
Year 4	1,159	12
Year 5	—	1,159
Total MRCS, par value	$266,359	$363,004

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended March 31,
MRCS Distributions	2025	2024
Recorded as interest expense	$4,663	$5,342
Recorded as distributions from retained earnings	—	—
Total	$4,663	$5,342

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,100,911	$4,457,333	$1,078,665	$4,602,510

Total regulatory capital	$3,228,421	$4,457,333	$3,381,384	$4,602,510
Total regulatory capital-to-assets ratio	4.00%	5.52%	4.00%	5.44%

Leverage capital	$4,035,526	$6,686,000	$4,226,730	$6,903,765
Leverage ratio	5.00%	8.28%	5.00%	8.17%

Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2024	$11,668	$(16,508)	$(4,840)
OCI before reclassifications:
Net change in unrealized gains	3,021	—	3,021
Reclassifications from OCI to net income:
Net realized (gains) on sales of AFS securities	(2,704)	—	(2,704)
Pension benefits, net	—	312	312
Total other comprehensive income	317	312	629
Balance, March 31, 2025	$11,985	$(16,196)	$(4,211)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	101,316	—	101,316
Reclassifications from OCI to net income:
Pension benefits, net	—	244	244
Total other comprehensive income	101,316	244	101,560
Balance, March 31, 2024	$41,539	$(13,511)	$28,028

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Estimated Fair Values

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	March 31, 2025
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$62,617	$62,617	$62,617	$—	$—	$—
Interest-bearing deposits	992,941	992,941	992,897	44	—	—
Securities purchased under agreements to resell	6,500,000	6,500,000	—	6,500,000	—	—
Federal funds sold	800,000	800,000	—	800,000	—	—
Trading securities	1,094,852	1,094,852	—	1,094,852	—	—
AFS securities	14,509,074	14,509,074	—	14,509,074	—	—
HTM securities	6,103,582	6,070,345	—	6,070,345	—	—
Advances	38,486,697	38,366,015	—	38,366,015	—	—
Mortgage loans held for portfolio, net	11,378,628	10,753,499	—	10,746,064	7,435	—
Accrued interest receivable	219,794	219,794	—	219,794	—	—
Derivative assets, net	442,561	442,561	—	509,980	—	(67,419)
Grantor trust assets[2]	69,141	69,141	69,141	—	—	—

Liabilities:
Deposits	695,239	695,239	—	695,239	—	—
Consolidated obligations:
Discount notes	22,338,443	22,338,637	—	22,338,637	—	—
Bonds	52,266,666	51,690,761	—	51,690,761	—	—
Accrued interest payable	336,680	336,680	—	336,680	—	—
Derivative liabilities, net	9,324	9,324	—	850,543	—	(841,219)
MRCS	266,359	266,359	266,359	—	—	—

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

Valuation Techniques and Significant Inputs. No significant changes were made during the three months ended March 31, 2025.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	March 31, 2025
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,094,852	$—	$1,094,852	$—	$—
Total trading securities	1,094,852	—	1,094,852	—	—
AFS securities:
U.S. Treasury obligations	5,807,671	—	5,807,671	—	—
GSE and TVA debentures	1,510,882	—	1,510,882	—	—
GSE multifamily MBS	7,190,521	—	7,190,521	—	—
Total AFS securities	14,509,074	—	14,509,074	—	—
Derivative assets:
Interest-rate related	442,119	—	509,538	—	(67,419)
MDCs	442	—	442	—	—
Total derivative assets, net	442,561	—	509,980	—	(67,419)
Other assets:
Grantor trust assets	69,141	69,141	—	—	—
Total assets at recurring estimated fair value	$16,115,628	$69,141	$16,113,906	$—	$(67,419)

Derivative liabilities:
Interest-rate related	$9,318	$—	$850,537	$—	$(841,219)
MDCs	6	—	6	—	—
Total derivative liabilities, net	9,324	—	850,543	—	(841,219)
Total liabilities at recurring estimated fair value	$9,324	$—	$850,543	$—	$(841,219)

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

Note 12 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2025			December 31, 2024
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$233,345	$329,835	$563,180	$531,390
Commitments for standby bond purchases	—	383,790	383,790	215,825
Unused lines of credit - advances[2]	1,320,239	—	1,320,239	1,349,550
Commitments to fund additional advances[3]	58,046	—	58,046	4,087
Commitments to purchase mortgage loans, net[4]	141,644	—	141,644	107,682
Unsettled CO bonds, at par	276,215	—	276,215	620,000
1    There were no unconditional commitments to issue standby letters of credit at March 31, 2025. The amount at December 31, 2024 excludes unconditional commitments to issue standby letters of credit of $273.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at March 31, 2025 and December 31, 2024 totaled $940,637 and $1,028,019, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At March 31, 2025, the agreements outstanding expire no later than 2030, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of March 31, 2025.

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

Note 13 - Related Party and Other Transactions

Transactions with Directors' Financial Institutions. The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2025	2024
Net capital stock issuances (redemptions and repurchases)	$—	$318
Net advances (repayments)	14,188	(88,303)
Mortgage loan purchases	18,211	12,874

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2025		December 31, 2024
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$45,188	2%	$58,502	2%
Advances	506,040	1%	734,786	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2025 resulting from the 2024 board of directors' election.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at March 31, 2025 or December 31, 2024.

DEFINED TERMS

advance: Secured loan to member, former member or Housing Associate
AFS: Available-for-Sale
Agency: GSE or Ginnie Mae
AHP: Affordable Housing Program required by applicable law
AOCI: Accumulated Other Comprehensive Income
bps: basis points
CDFI: Community Development Financial Institution, a mission-driven financial institution that creates economic opportunity for individuals and small businesses, quality affordable housing, and essential community services in the United States
Clearinghouse: A United States Commodity Futures Trading Commission-registered derivatives clearing organization
CO: Consolidated Obligation, including bonds and discount notes
EFFR: Effective Federal Funds Rate
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
UPB: Unpaid Principal Balance
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2024 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

Economy and Financial Markets. The U.S. economy contracted for the first time since 2022 as U.S. real gross domestic product, according to the U.S. Commerce Department, fell at a seasonally and inflation adjusted annual rate of 0.3% in the first quarter of 2025. However, consumer spending rose in the first quarter, despite rising concerns about tariffs and declining consumer sentiment. The labor market remained solid despite economic uncertainty, government layoffs and market turbulence. The unemployment rate increased slightly in March to 4.2%, but continued to be low by historical measures, according to the U.S. Labor Department.

U.S. inflation, as measured by the Consumer Price Index published by the U.S. Labor Department, eased in March as consumer prices declined month-over month for the first time in nearly five years. The personal-consumption expenditures price index, the Federal Reserve's preferred inflation gauge, rose at an annual rate of 2.4%, according to the Commerce Department. The associated measure of core prices, which excludes volatile food and energy prices, rose 2.8% compared to a year earlier, below the 3% increase that was forecasted, and resulted in the smallest increase in the core measure since March 2021. However, the decline in prices could be short-lived as looming trade wars caused by tariff increases may boost inflation in the coming quarters.

Conditions in U.S. Housing Markets. Elevated mortgage interest rates continue to keep many buyers out of the market due to a lack of affordability, reducing housing demand. At the same time, high mortgage rates have discouraged many homeowners from selling as many are reluctant to give up their existing low mortgage rates, reducing the available inventory of homes for sale.

The result of lower demand and lower, but rising, supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell 2.4% in March from the prior year and 5.9% from the prior month, the largest month-over-month decline since November 2022, according to the National Association of Realtors ("NAR"). Many buyers, concerned by the rising economic uncertainty, have stayed away from the housing market during the start of the crucial spring selling season, when activity tends to peak.

Housing affordability, particularly for first-time home buyers, remains an economic burden as the most recent NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on March 19, 2025, the FOMC decided to maintain the target range at 4.25 to 4.5 percent, indicating that "uncertainty around the economic outlook has increased."

The following table presents certain key interest rates.

	Average for Three Months Ended		Period End
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
Federal Funds Effective	4.33%	5.33%	4.33%	4.33%
SOFR	4.33%	5.31%	4.41%	4.49%
1-week Overnight-Indexed Swap	4.33%	5.33%	4.33%	4.33%
3-month U.S. Treasury yield	4.31%	5.38%	4.30%	4.32%
2-year U.S Treasury yield	4.16%	4.49%	3.89%	4.24%
10-year U.S. Treasury yield	4.45%	4.15%	4.21%	4.57%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. The 2-year rate fell below the 10-year rate during 2024 as that portion of the yield curve steepened. However, the recent economic uncertainty has led to the portions of the Treasury yield curve becoming inverted again during the first quarter of 2025.

Impact on Operating Results. Lending and investing activity by our member institutions are key drivers for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets.

Positive economic trends tend to increase demand by our members for advances to support their funding needs but can drive market interest rates higher, which can impair activity in the mortgage market. A less active mortgage market can adversely affect demand for advances and activity levels in our Advantage MPP. However, member demand for liquidity, particularly during stressed market conditions, can also lead to advances growth. Negative economic trends tend to decrease demand by our members for advances but can drive market interest rates lower, which can spur activity in the mortgage market. A more active mortgage market can positively affect demand for advances and our Advantage MPP.

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

Supporting Housing and Community Investment. In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. A number of programs administered by the Bank are targeted to fulfill that mission, some of which are statutory and some are voluntary. The Bank is statutorily required to set aside 10% of earnings to support affordable housing each year. These funds assist members in serving very low- and low- or moderate-income households. In addition to statutory AHP assessments, we have committed to allocating voluntary funding to our AHP and various affordable housing and community investment programs in 2025 of 7.5% of our 2024 earnings. However, the timing of the recognition of such allocations as expense may vary due to the applicable accounting requirements.

Results of Operations and Changes in Financial Condition

Results of Operations for the Three Months Ended March 31, 2025 and 2024. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Comprehensive Income	2025	2024	$ Change	% Change
Interest income	$940	$1,016	$(76)	(7)%
Interest expense	814	887	(73)	(8)%
Net interest income after provision for (reversal of) credit losses	126	129	(3)	(3)%
Other income	—	9	(9)
Other expenses	42	32	10
Income before assessments	84	106	(22)	(21)%
AHP assessments	9	11	(2)

Net income	75	95	(20)	(21)%
Total other comprehensive income	—	101	(101)

Total comprehensive income	$75	$196	$(121)	(62)%

Net income for the three months ended March 31, 2025 was $75 million, a net decrease of $20 million compared to the corresponding period in the prior year. The decrease was primarily due to net unrealized losses on qualifying fair-value and economic hedging relationships, a substantial increase in voluntary contributions to affordable housing and community investment programs, and lower earnings on the portion of the Bank's assets funded by its capital, partially offset by higher interest spreads on interest-earning assets, net of interest-bearing liabilities.

The net decrease in total OCI for the three months ended March 31, 2025 compared to the corresponding period in the prior year was substantially due to lower net unrealized gains on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended March 31,
Ratios (annualized)	2025	2024
Return on average assets	0.37%	0.52%
Return on average equity	7.05%	9.80%

The decline in the returns for the three months ended March 31, 2025 compared to the corresponding period in the prior year was due to the decrease in net income and the increase in average balances.

Changes in Financial Condition for the Three Months Ended March 31, 2025.

The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2025	December 31, 2024	$ Change	% Change
Advances	$38,487	$39,833	$(1,346)	(3)%
Mortgage loans held for portfolio, net	11,379	10,796	583	5%
Liquidity investments[1]	9,451	12,911	(3,460)	(27)%
Other investment securities[2]	20,613	20,189	424	2%
Other assets	781	806	(25)	(3)%
Total assets	$80,711	$84,535	$(3,824)	(5)%

Consolidated obligations	$74,605	$78,085	$(3,480)	(4)%
MRCS	266	363	(97)	(27)%
Other liabilities	1,653	1,852	(199)	(11)%
Total liabilities	76,524	80,300	(3,776)	(5)%

Capital stock	2,484	2,555	(71)	(3)%
Retained earnings[3]	1,707	1,684	23	1%
Accumulated other comprehensive income (loss)	(4)	(4)	—	13%
Total capital	4,187	4,235	(48)	(1)%

Total liabilities and capital	$80,711	$84,535	$(3,824)	(5)%

Total regulatory capital[4]	$4,457	$4,602	$(145)	(3)%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at March 31, 2025 and December 31, 2024 of $481 million and $466 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at March 31, 2025 were $80.7 billion, a net decrease of $3.8 billion, or 5%, from December 31, 2024, primarily due to a decrease in liquidity investments.

Advances outstanding at March 31, 2025, at carrying value, totaled $38.5 billion, a net decrease of $1.3 billion, or 3%, from December 31, 2024. The par value of advances outstanding decreased by 4% to $38.6 billion, which included a net decrease in short-term advances of 7% and a net decrease in long-term advances of 2%. At March 31, 2025, based on contractual maturities, long-term advances composed 64% of advances outstanding, while short-term advances composed 36%.

Mortgage loans held for portfolio at March 31, 2025 totaled $11.4 billion, a net increase of $583 million, or 5%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans from members for the three months ended March 31, 2025 totaled $834 million.

Liquidity investments at March 31, 2025 totaled $9.5 billion, a net decrease of $3.5 billion, or 27%, from December 31, 2024. Cash and short-term investments represented 88% of the total liquidity investments at March 31, 2025, while U.S. Treasury obligations represented 12%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at March 31, 2025 totaled $20.6 billion, a net increase of $424 million, or 2%, from December 31, 2024.

The Bank's consolidated obligations outstanding at March 31, 2025 totaled $74.6 billion, a net decrease of $3.5 billion, or 4%, from December 31, 2024, which reflected decreased funding needs associated with the net decrease in the Bank's total assets.

Total capital at March 31, 2025 was $4.2 billion, a net decrease of $48 million, or 1%, from December 31, 2024. The net decrease resulted primarily from the Bank's repurchases of capital stock, offset by members' purchases of capital stock to support their advance activity and the Bank's growth in retained earnings.

The Bank's regulatory capital-to-assets ratio at March 31, 2025 was 5.52%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial and economic environments.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On April 24, 2025, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid on member capital stock was 8.11%. The dividends were paid in cash on April 25, 2025.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three Months Ended March 31, 2025 and 2024.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended March 31, 2025 totaled $940 million, a decrease of $76 million compared to the corresponding period in the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in the average balances outstanding of interest-earning assets.

The following table presents the components of advance prepayment fees included in interest income ($ amounts in millions):

	Three Months Ended March 31,
Components	2025	2024
Gross borrower advance prepayment fees received (paid)	$1	$—
Swap termination fees received (paid)	1	—
Total advance prepayment fees, net	$2	$—

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended March 31, 2025 totaled $814 million, a decrease of $73 million compared to the corresponding period in the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances outstanding of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances outstanding of interest-earning assets and interest-bearing liabilities.

The decrease in net interest income for the three months ended March 31, 2025 compared to the corresponding period in the prior year was substantially due to lower earnings on the portion of the Bank's assets funded by its capital and net unrealized losses on qualifying fair-value hedging relationships, partially offset by higher interest spreads on interest-earnings assets, net of interest-bearing liabilities.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging losses for the three months ended March 31, 2025 of $(2) million, compared to net hedging gains for the corresponding period in the prior year of $4 million.

Our net gains (losses) on derivatives fluctuate due to volatility in the overall interest-rate environment as we hedge our asset and liability risk exposures. In general, we hold derivatives and associated hedged items to the maturity, call, or put date. Therefore, due to timing, nearly all of the cumulative net gains and losses for these financial instruments will generally reverse over the remaining contractual terms of the hedged item. However, there may be instances when we terminate these instruments prior to the maturity, call or put date, which may result in a realized gain or loss.

The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$5,091	$55	4.40%	$1,634	$22	5.41%
Federal funds sold	2,817	31	4.40%	5,013	68	5.42%
MBS[3,4]	13,044	170	5.30%	11,938	189	6.36%
Other investment securities[3,4]	8,398	98	4.73%	8,008	114	5.76%
Advances[4]	38,251	447	4.73%	35,976	515	5.76%
Mortgage loans held for portfolio[4,5]	11,079	116	4.25%	8,721	78	3.60%
Other assets (interest-earning)[6]	2,184	23	4.30%	2,300	30	5.31%
Total interest-earning assets	80,864	940	4.71%	73,590	1,016	5.55%
Other assets, net[7]	(14)			(485)
Total assets	$80,850			$73,105

Liabilities and Capital:
Interest-bearing deposits	$996	10	4.16%	$739	11	5.20%
Discount notes	21,349	229	4.36%	18,767	250	5.36%
CO bonds[4]	53,032	570	4.36%	48,659	621	5.14%
MRCS	339	5	5.57%	368	5	5.83%
Total interest-bearing liabilities	75,716	814	4.36%	68,533	887	5.20%
Other liabilities	847			678
Total capital	4,287			3,894
Total liabilities and capital	$80,850			$73,105

Net interest income		$126			$129

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.35%			0.35%

Net interest margin[8]			0.63%			0.71%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

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

4    Interest income/expense and average yield/cost of funds include all components of interest, including the impact of net interest payments or receipts on derivatives in qualifying hedge relationships, amortization of hedge accounting basis adjustments, and prepayment fees on advances. Excludes net interest payments or receipts on derivatives in economic hedging relationships, including those hedging trading securities.
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

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended March 31,
	2025 vs. 2024
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$38	$(5)	$33
Federal funds sold	(26)	(11)	(37)
MBS	16	(35)	(19)
Other investment securities	4	(20)	(16)
Advances	31	(99)	(68)
Mortgage loans held for portfolio	23	15	38
Other assets (interest-earning)	(1)	(6)	(7)
Total	85	(161)	(76)
Increase (decrease) in interest expense:
Interest-bearing deposits	2	(3)	(1)
Discount notes	32	(53)	(21)
CO bonds	53	(104)	(51)
MRCS	—	—	—
Total	87	(160)	(73)

Increase (decrease) in net interest income	$(2)	$(1)	$(3)

Average Balances. The average balances outstanding of interest-earning assets for the three months ended March 31, 2025 increased by 10% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 27% as a result of increases in purchases from our members. The average balances of MBS and other investment securities increased by 8%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balance of advances increased by 6% as a result of increased utilization of a particular short-term variable rate product. The average balances outstanding of interest-bearing liabilities for the three months ended March 31, 2025 increased by 10% compared to the corresponding period in the prior year. The average balances of discount notes increased by 14%, while the average balances of CO bonds increased by 9%, reflecting increased funding needs. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 2%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities and associated derivatives, for the three months ended March 31, 2025 was 4.71%, a decrease of 84 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and (losses), for the three months ended March 31, 2025 was 4.36%, a decrease of 84 bps due to lower funding costs on all of our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was virtually no change in the overall net interest spread, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, compared to the corresponding period in the prior year.

Net interest margin for the three months ended March 31, 2025 was 0.63%, a decrease of 8 bps compared to the corresponding period in the prior year, primarily due to lower interest income on the portion of the Bank's assets funded by its capital.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2025	2024
Net unrealized gains (losses) on trading securities¹	$7	$(3)
Net realized gains (losses) on trading securities²	—	(2)
Net gains (losses) on trading securities	7	(5)

Net gains (losses) on derivatives hedging trading securities	(5)	7
Net gains (losses) on other derivatives not designated as hedging instruments³	(7)	—
Net interest settlements on economic derivatives[4]	2	2
Net gains (losses) on derivatives	(10)	9

Change in fair value of investments indirectly funding the liabilities under the SERP	—	3

Net realized gains on sales of AFS securities	3	—

Other, net	—	2

Total other income	$—	$9

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

The decrease in total other income for the three months ended March 31, 2025 compared to the corresponding period in the prior year was due substantially to unrealized losses on certain derivatives that failed fair-value hedge effectiveness testing. However, if these derivatives are held to their maturity dates, nearly all of the losses are expected to be recovered over their remaining contractual terms.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2025	2024
Compensation and benefits	$17	$16
Other operating expenses	8	8
Finance Agency and Office of Finance	4	3
Voluntary contributions to housing and community investment	11	4
Other	2	1

Total other expenses	$42	$32

The net increase in total other expenses for the three months ended March 31, 2025 compared to the corresponding period in the prior year was due to an increase in voluntary contributions to housing and community investment.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions). The timing of the recognition of such contributions in other expenses can vary due to applicable accounting requirements.

	Three Months Ended March 31,
Voluntary Contribution Components	2025	2024
Contributions to AHP	$—	$—
Grants and donations to affordable housing and community investment	10	4
Total voluntary contribution fulfillment	10	4
Supplemental voluntary contributions to AHP[1]	1	—
Total voluntary contributions to housing and community investment	$11	$4

1    To restore the statutory AHP assessments to what the total otherwise would have been without any voluntary contributions recorded as an expense.

AHP Assessments. For the three months ended March 31, 2025, our AHP assessments were $9 million. Our AHP assessment fluctuates in accordance with our net earnings.

The Bank's combined required and voluntary allocation for the three months ended March 31, 2025 totaled $20 million, an increase of $5 million, or 35%, compared to the corresponding period in the prior year.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended March 31, 2025 and 2024 consisted substantially of unrealized gains on AFS securities. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2025		December 31, 2024
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$38,487	48%	$39,833	47%
Mortgage loans held for portfolio, net	11,379	14%	10,796	13%
Cash and short-term investments	8,356	11%	11,823	14%
Trading securities	1,095	1%	1,088	1%
MBS	13,234	16%	12,863	15%
Other investment securities	7,379	9%	7,326	9%
Other assets[1]	781	1%	806	1%

Total assets	$80,711	100%	$84,535	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of March 31, 2025 were $80.7 billion, a decrease of $3.8 billion, or 5%, compared to December 31, 2024, primarily driven by a decrease in cash and short-term investments. The mix of our assets at March 31, 2025 changed compared to December 31, 2024 in that cash and short-term investments decreased from 14% to 11%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2025 at carrying value totaled $38.5 billion, a net decrease of $1.3 billion, or 3%, compared to December 31, 2024. Advances outstanding, at par, totaled $38.6 billion, a net decrease of $1.6 billion, or 4%. Advances outstanding, at par, to our depository members decreased by $1.2 billion, or 4%, and advances outstanding, at par, to our insurance company members decreased by $398 million, or 3%.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2025		December 31, 2024
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$18,382	48%	$19,280	48%
Credit unions	5,307	14%	5,567	14%
Former members	1,604	4%	1,605	4%
Total depository institutions	25,293	66%	26,452	66%

Insurance companies:
Insurance companies	13,294	34%	13,692	34%
Former members	5	—%	5	—%
Total insurance companies	13,299	34%	13,697	34%

CDFIs	2	—%	1	—%

Total advances outstanding	$38,594	100%	$40,150	100%

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2025		December 31, 2024
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$7,708	20%	$8,491	21%
Due after 1 through 5 years	12,162	32%	12,546	31%
Due after 5 through 15 years	1,374	4%	1,436	4%
Thereafter	8	—%	10	—%
Total	21,252	56%	22,483	56%

Callable or prepayable
Due after 1 through 5 years	5	—%	5	—%
Due after 5 through 15 years	36	—%	36	—%
Total	41	—%	41	—%

Putable
Due after 1 through 5 years	2,088	5%	1,772	4%
Due after 5 through 15 years	3,504	9%	4,269	11%
Total	5,592	14%	6,041	15%

Total fixed-rate	26,885	70%	28,565	71%

Variable-rate:
Without call or put options
Due in 1 year or less	129	—%	100	—%
Due after 1 through 5 years	630	2%	510	1%
Total	759	2%	610	1%

Callable or prepayable
Due in 1 year or less	6,177	16%	6,464	16%
Due after 1 through 5 years	2,893	7%	2,652	7%
Due after 5 through 15 years	1,476	4%	1,455	4%
Thereafter	404	1%	404	1%
Total	10,950	28%	10,975	28%

Total variable-rate	11,709	30%	11,585	29%

Total advances	$38,594	100%	$40,150	100%

The mix of fixed- vs. variable-rate advances at March 31, 2025 remained consistent with December 31, 2024. At March 31, 2025 and December 31, 2024, fixed-rate advances included $22.3 billion and $22.9 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the three months ended March 31, 2025, the par value of advances due in one year or less decreased by 7%, while advances due after one year decreased by 2%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 36% at March 31, 2025, a decrease from 37% at December 31, 2024. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at March 31, 2025 and December 31, 2024 totaled 48% and 49%, respectively.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	March 31, 2025	December 31, 2024
SOFR	$2,678	$2,579
FHLBanks cost of funds	3,509	3,183
EFFR	5,401	5,752
Other	121	71
Total variable-rate advances, at par value	$11,709	$11,585

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at March 31, 2025, at carrying value, totaled $11.4 billion, a net increase of $583 million, or 5%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers.

In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans Activity	2025	2024
Balance, beginning of period	$10,591	$8,453
Purchases by Bank	817	408
Principal repayments by borrowers	(245)	(174)
Balance, end of period	$11,163	$8,687

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	March 31, 2025		December 31, 2024
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$63	—%	$71	—%
Interest-bearing deposits	993	3%	857	3%
Securities purchased under agreements to resell	6,500	22%	7,500	23%
Federal funds sold	800	3%	3,395	10%
Total cash and short-term investments	8,356	28%	11,823	36%

Trading securities:
U.S. Treasury obligations	1,095	3%	1,088	3%
Total trading securities	1,095	3%	1,088	3%

Total liquidity investments	9,451	31%	12,911	39%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,808	19%	5,695	17%
GSE and TVA debentures	1,511	5%	1,583	5%
GSE multifamily MBS	7,190	24%	7,072	21%
Total AFS securities	14,509	48%	14,350	43%

HTM securities:
State housing agency obligations	60	—%	48	—%
Other U.S. obligations - guaranteed single-family MBS	3,499	12%	3,598	11%
GSE single-family MBS	2,005	7%	1,653	5%
GSE multifamily MBS	540	2%	540	2%
Total HTM securities	6,104	21%	5,839	18%

Total other investment securities	20,613	69%	20,189	61%

Total cash and investments, carrying value	$30,064	100%	$33,100	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at March 31, 2025 totaled $8.4 billion, a decrease of $3.5 billion, or 29%, from December 31, 2024. As a result, cash and short-term investments as a percent of total cash and investments decreased to 28% at March 31, 2025, compared to 36% at December 31, 2024.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at March 31, 2025 totaled $1.1 billion, an increase of $7 million, or 1%, from December 31, 2024.

Liquidity investments at March 31, 2025 totaled $9.5 billion, a decrease of $3.5 billion, or 27%, from December 31, 2024.

Other Investment Securities. AFS securities at March 31, 2025 totaled $14.5 billion, a net increase of $159 million, or 1%, from December 31, 2024.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at March 31, 2025 totaled $12 million, compared to net unrealized gains at December 31, 2024 of $12 million, reflecting generally offsetting changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2025 totaled $6.1 billion, a net increase of $265 million, or 5%, from December 31, 2024, substantially due to purchases of GSE single-family MBS.

Net unrecognized losses on HTM securities at March 31, 2025 totaled $(33) million, a decrease in the net losses of $9 million compared to December 31, 2024, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2025		December 31, 2024
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,297	50%	$7,260	51%
Total MBS fixed-rate	7,200	50%	7,078	49%

Total AFS securities	$14,497	100%	$14,338	100%

HTM Securities:
Total non-MBS fixed-rate	$60	1%	$48	1%
Total MBS fixed-rate	195	3%	195	3%
Total MBS variable-rate	5,849	96%	5,596	96%

Total HTM securities	$6,104	100%	$5,839	100%

AFS and HTM securities:
Total fixed-rate	$14,752	72%	$14,581	72%
Total variable-rate	5,849	28%	5,596	28%

Total AFS and HTM securities	$20,601	100%	$20,177	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2025 did not change from December 31, 2024. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at March 31, 2025 were $76.5 billion, a net decrease of $3.8 billion, or 5%, from December 31, 2024.

Deposits (Liabilities). Total deposits at March 31, 2025 were $695 million, a net decrease of $218 million, or 24%, from December 31, 2024. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at March 31, 2025 totaled $74.6 billion, a net decrease of $3.5 billion, or 4%, from December 31, 2024, which reflected decreased funding needs associated with the net decrease in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2025		December 31, 2024
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$22,425	30%	$25,294	32%
CO bonds	22,153	29%	21,863	28%
Total due in 1 year or less	44,578	59%	47,157	60%
Long-term CO bonds	30,870	41%	31,997	40%

Total consolidated obligations	$75,448	100%	$79,154	100%

The mix of our funding remained consistent from December 31, 2024. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At both March 31, 2025 and December 31, 2024, callable CO bonds were 49% of total CO bonds outstanding.

At March 31, 2025 and December 31, 2024, 68% and 72%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at March 31, 2025 and December 31, 2024 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2025	December 31, 2024
Advances	$22,261	$22,904
Investments	17,351	17,467
Mortgage loans MDCs	784	216
CO bonds	22,839	26,644
Discount notes	6,385	11,982

Total notional outstanding	$69,620	$79,213

The total notional amount outstanding at March 31, 2025 decreased compared to the amount outstanding at December 31, 2024. The decrease in derivatives hedging CO bonds was driven primarily by a decrease in fixed-rate CO bonds outstanding and the decrease in economic derivatives hedging discount notes was to manage the impact of actual and anticipated changes in short-term interest rates.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	March 31, 2025
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$(108)	$(644)	$758	$6
Estimated fair value of associated derivatives, net	108	785	(755)	138

Net cumulative fair-value hedging gains	$—	$141	$3	$144

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

Total Capital. Total capital at March 31, 2025 was $4.2 billion, a net decrease of $48 million, or 1%, from December 31, 2024. The net decrease resulted primarily from the Bank's repurchases of capital stock, offset by issuances of capital stock to members to support their advance activity, and the Bank's growth in retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2025	December 31, 2024
Capital stock	59%	60%
Retained earnings	41%	40%
Accumulated other comprehensive income (loss)	—%	—%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at March 31, 2025 compared to December 31, 2024 were primarily due to the Bank's repurchases of capital stock.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2025	December 31, 2024
Total GAAP capital	$4,187	$4,235
Exclude: Accumulated other comprehensive (income) loss	4	4
Include: MRCS	266	363
Total regulatory capital	$4,457	$4,602

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the three months ended March 31, 2025, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $224.6 billion.

Changes in Cash Flow. Net cash used in operating activities for the three months ended March 31, 2025 was $(254) million, compared to net cash provided by operating activities for the three months ended March 31, 2024 of $373 million. The net decrease in cash provided of $(627) million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	March 31, 2025		December 31, 2024
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,240	45%	$1,245	43%
Credit unions	492	18%	488	17%
Total depository institutions	1,732	63%	1,733	60%
Insurance companies	752	27%	822	28%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,484	90%	2,555	88%

MRCS:
Depository institutions	265	10%	345	11%
Insurance companies	1	—%	18	1%
Total MRCS	266	10%	363	12%

Total regulatory capital stock	$2,750	100%	$2,918	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	March 31, 2025	December 31, 2024
Required capital stock:
Member capital stock	$1,988	$2,054
MRCS	72	73
Total required capital stock	2,060	2,127

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	496	498
Member capital stock subject to outstanding redemption requests	—	3
MRCS	194	290
Total excess capital stock	690	791

Total regulatory capital stock	$2,750	$2,918

Excess stock as a percentage of regulatory capital stock	25%	27%

The net decrease in total regulatory capital stock was substantially due to repurchases of capital stock as during the three months ended March 31, 2025, the Bank voluntarily repurchased excess capital stock of $200 million.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended March 31,
	2025	2024
Weighted-average dividend rate[1]	7.82%	7.41%
Dividend payout ratio[2]	68.72%	46.58%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at March 31, 2025 and December 31, 2024 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2025	December 31, 2024
Credit risk	$164	$181
Market risk	683	649
Operational risk	254	249

Total risk-based capital requirement	$1,101	$1,079

Permanent capital	$4,457	$4,602

Permanent capital as a percentage of required risk-based capital	405%	427%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market rate environment and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at March 31, 2025 remained well in excess of our total risk-based capital requirement.

Critical Accounting Estimates

A full discussion of our critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in our 2024 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments. We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected, and likely will continue to affect, certain aspects of our business operations, and could have impacts on our results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.

Beginning in March 2025, the Finance Agency has rescinded several advisory bulletins ("ABs") applicable to the FHLBanks, including the ABs which had set out expectations related to: (i) fair lending and fair housing compliance; (ii) unfair or deceptive acts or practices compliance; (iii) climate-related risk management; (iv) diversity and inclusion examination ratings; (v) board diversity; and (vi) board diversity data collection.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see Item 1A. Risk Factors in the Bank’s 2024 Form 10-K.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2024 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2025, our top borrower held 12% of total advances outstanding, at par, and our top five borrowers held 39% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	March 31, 2025
Borrower	Amount	% of Total
Old National Bank	$4,526	12%
Merchants Bank of Indiana	3,848	10%
The Lincoln National Life Insurance Company	2,500	6%
Delaware Life Insurance Company	2,218	6%
First National Bank of America	2,060	5%
Subtotal - five largest borrowers	15,152	39%
Next five largest borrowers	7,641	20%
Remaining borrowers	15,801	41%
Total advances, par value	$38,594	100%

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

	March 31, 2025
Country	AA	A	Total
Domestic	$211	$782	$993
Australia	800	—	$800
Total unsecured credit exposure	$1,011	$782	$1,793

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At March 31, 2025, these investments totaled 308% of total regulatory capital. As a result, the opportunity to further enhance our earnings by purchasing MBS will not be available until our ratio falls below 300%, which may not occur until the third quarter 2025.

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

	March 31, 2025
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$211	$782	$—	$993
Securities purchased under agreements to resell	—	6,100	400	6,500
Federal funds sold	800	—	—	800
Total short-term investments	1,011	6,882	400	8,293

Trading securities:
U.S. Treasury obligations	1,095	—	—	1,095
Total trading securities	1,095	—	—	1,095

Other investment securities:
U.S. Treasury obligations	5,808	—		5,808
GSE and TVA debentures	1,511	—	—	1,511
State housing agency obligations	60	—	—	60
GSE MBS	9,735	—	—	9,735
Other U.S. obligations-guaranteed MBS	3,499	—	—	3,499
Total other investment securities	20,613	—	—	20,613

Total investments, carrying value	$22,719	$6,882	$400	$30,001

Percentage of total	76%	23%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Three Months Ended
LRA Activity	March 31, 2025
Liability, beginning of period	$262
Additions	10
Claims paid	—
Distributions to Participating Financial Institutions	(3)
Liability, end of period	$269

Mortgage Loan Concentration. During the three months ended March 31, 2025, our top-selling PFI sold us mortgage loans totaling $81 million, or 10% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 42% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	March 31, 2025
Michigan	39%
Indiana	36%
California	3%
Florida	2%
Kentucky	2%
All others	18%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	March 31, 2025
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$2,485	$14	$(13)	$1
Cleared derivatives[1]	175	—	2	2
Liability positions with credit exposure
Uncleared derivatives - A	19,113	(421)	426	5
Cleared derivatives[1]	32,967	(4)	439	435
Total derivative positions with credit exposure to non-member counterparties	54,740	(411)	854	443
Total derivative positions with credit exposure to member institutions[2]	121	—	—	—
Subtotal - derivative positions with credit exposure	54,861	$(411)	$854	$443
Derivative positions without credit exposure	14,759

Total derivative positions	$69,620

1    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
2    Includes MDCs from member institutions under our MPP.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Measuring Market Risks

To evaluate market risk we utilize multiple risk measurements, including Value-at-Risk, duration of equity, convexity, changes in MVE and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	March 31, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,473	$4,403	$4,315	$4,228	$4,157
Percent change in MVE from base	3.7%	2.1%	—%	(2.0)%	(3.7)%
MVE/book value of equity	100.4%	98.9%	96.9%	95.0%	93.4%
Duration of equity	1.5	1.8	2.1	2.0	1.4

	December 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,535	$4,478	$4,398	$4,314	$4,222
Percent change in MVE from base	3.1%	1.8%	—%	(1.9)%	(4.0)%
MVE/book value of equity	98.6%	97.4%	95.7%	93.8%	91.8%
Duration of equity	1.1	1.6	1.9	2.1	2.3

The changes in these key metrics from December 31, 2024 resulted primarily from the changes in market values of the Bank's assets and liabilities in response to changes in the market environment, model updates, changes in portfolio composition and our hedging strategies.

For additional information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2024 Form 10-K.

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

As of March 31, 2025, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2024 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2025

10.2+	First Amendment of 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2025

10.3+	Second Amendment of 2016 Supplemental Executive Thrift Plan, effective as of January 1, 2025

10.4+	Key Employee Severance Policy, re-adopted effective November 22, 2024

10.5+	Severance Pay Plan, re-adopted effective November 22, 2024

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 8, 2025	By:	/s/ K. LOWELL SHORT, JR.
	Name:	K. Lowell Short, Jr.
	Title:	Senior Vice President - Chief Accounting Officer