Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Indianapolis
filed 2025-08-07
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2025
Class A Stock, par value $100	—
Class B Stock, par value $100	29,324,197

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$57,799	$70,849
Interest-bearing deposits (Note 3)	1,266,851	856,882
Securities purchased under agreements to resell (Note 3)	9,700,000	7,500,000
Federal funds sold (Note 3)	4,144,000	3,395,000
Trading securities (Note 3)	1,097,184	1,087,930
Available-for-sale securities (amortized cost of $14,635,395 and $14,338,221) (Note 3)	14,607,670	14,349,889
Held-to-maturity securities (estimated fair values of $5,949,921 and $5,796,792) (Note 3)	5,998,916	5,839,377
Advances (Note 4)	41,342,776	39,832,992
Mortgage loans held for portfolio, net (Note 5)	12,017,966	10,795,516
Accrued interest receivable	217,194	207,387
Derivative assets, net (Note 6)	445,192	478,067
Other assets	124,569	120,702

Total assets	$91,020,117	$84,534,591

Liabilities:
Deposits	$769,614	$913,112
Consolidated obligations (Note 7):
Discount notes	30,216,114	25,182,336
Bonds	53,683,325	52,903,029
Total consolidated obligations, net	83,899,439	78,085,365
Loans from other FHLBanks	700,000	—
Accrued interest payable	381,018	360,905
Affordable Housing Program payable (Note 8)	88,820	92,520
Derivative liabilities, net (Note 6)	7,746	9,302
Mandatorily redeemable capital stock (Note 9)	291,617	363,004
Other liabilities	566,804	475,717

Total liabilities	86,705,058	80,299,925

Commitments and contingencies (Note 12)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 26,122,229 and 25,553,939	2,612,223	2,555,394
Retained earnings:
Unrestricted	1,246,516	1,217,750
Restricted	499,205	466,362
Total retained earnings	1,745,721	1,684,112
Total accumulated other comprehensive income (loss) (Note 10)	(42,885)	(4,840)

Total capital	4,315,059	4,234,666

Total liabilities and capital	$91,020,117	$84,534,591
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income:
Advances	$482,767	$508,287	$929,379	$1,023,144
Interest-bearing deposits	22,880	30,167	45,934	60,548
Securities purchased under agreements to resell	43,430	46,254	98,661	68,236
Federal funds sold	41,944	54,368	72,494	121,854
Trading securities	10,409	8,797	20,738	13,964
Available-for-sale securities	183,250	222,574	365,012	442,941
Held-to-maturity securities	77,084	79,187	153,547	156,933
Mortgage loans held for portfolio	124,892	84,309	240,883	162,299
Total interest income	986,656	1,033,943	1,926,648	2,049,919

Interest Expense:
Consolidated obligation discount notes	263,623	248,701	493,021	498,956
Consolidated obligation bonds	581,667	643,171	1,151,535	1,264,584
Deposits	9,432	11,672	19,650	21,238
Mandatorily redeemable capital stock	4,185	5,505	8,848	10,848
Total interest expense	858,907	909,049	1,673,054	1,795,626

Net interest income	127,749	124,894	253,594	254,293
Provision for (reversal of) credit losses	(33)	(21)	(6)	(46)

Net interest income after provision for (reversal of) credit losses	127,782	124,915	253,600	254,339

Other Income:
Net gains on sales of available-for-sale securities	—	1,840	2,704	1,840
Net gains (losses) on trading securities	2,332	3,203	9,253	(1,368)
Net gains (losses) on derivatives	270	(644)	(9,933)	8,480
Other, net	6,409	2,334	6,950	7,139
Total other income	9,011	6,733	8,974	16,091

Other Expenses:
Compensation and benefits	17,167	15,250	34,466	31,790
Other operating expenses	9,513	9,010	17,978	17,295
Federal Housing Finance Agency	1,793	1,396	3,585	2,792
Office of Finance	1,218	1,232	3,368	2,756
Voluntary contributions to housing and community investment	5,397	3,750	16,585	7,442
Other, net	1,581	1,635	3,148	2,972
Total other expenses	36,669	32,273	79,130	65,047

Income before assessments	100,124	99,375	183,444	205,383

Affordable Housing Program assessments	10,431	10,488	19,229	21,623

Net income	$89,693	$88,887	$164,215	$183,760
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$89,693	$88,887	$164,215	$183,760

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(39,710)	(8,914)	(39,393)	92,402

Pension benefits, net	1,036	(2,433)	1,348	(2,189)

Total other comprehensive income (loss)	(38,674)	(11,347)	(38,045)	90,213

Total comprehensive income	$51,019	$77,540	$126,170	$273,973

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2025 and 2024
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2025	24,836	$2,483,550	$1,226,158	$481,266	$1,707,424	$(4,211)	$4,186,763

Comprehensive income (loss)			71,754	17,939	89,693	(38,674)	51,019

Proceeds from issuance of capital stock	1,540	154,075					154,075

Shares reclassified to mandatorily redeemable capital stock, net	(254)	(25,402)					(25,402)

Cash dividends on capital stock (8.11% annualized)			(51,396)	—	(51,396)		(51,396)

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

Balance, March 31, 2024	23,567	$2,356,708	$1,165,835	$417,014	$1,582,849	$28,028	$3,967,585

Comprehensive income (loss)			71,110	17,777	88,887	(11,347)	77,540

Proceeds from issuance of capital stock	698	69,847					69,847

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.23% annualized)			(47,460)	—	(47,460)		(47,460)

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2025 and 2024
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income (loss)			131,372	32,843	164,215	(38,045)	126,170

Proceeds from issuance of capital stock	1,856	185,628					185,628

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Shares reclassified to mandatorily redeemable capital stock, net	(254)	(25,402)					(25,402)

Cash dividends on capital stock (8.13% annualized)			(102,606)	—	(102,606)		(102,606)

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			147,008	36,752	183,760	90,213	273,973

Proceeds from issuance of capital stock	1,413	141,297					141,297

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.01% annualized)			(91,655)	—	(91,655)		(91,655)

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$164,215	$183,760
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	23,949	10,161
Changes in net derivative and hedging activities	(482,307)	275,021
Provision for (reversal of) credit losses	(6)	(46)
Net (gains) losses on trading securities	(9,253)	1,368
Net (gains) on sales of available-for-sale securities	(2,704)	(1,840)
Changes in:
Accrued interest receivable	(9,382)	(8,131)
Other assets	(1,595)	(4,395)
Accrued interest payable	19,896	30,282
Other liabilities	6,514	67,087
Total adjustments, net	(454,888)	369,507

Net cash (used in) provided by operating activities	(290,673)	553,267

Investing Activities:
Net change in:
Interest-bearing deposits	(276,260)	99,398
Securities purchased under agreements to resell	(2,200,000)	250,000
Federal funds sold	(749,000)	(396,000)
Trading securities:
Proceeds from maturities	—	250,000
Purchases	—	(727,928)
Available-for-sale securities:
Proceeds from paydowns and maturities	225,991	—
Proceeds from sales	221,292	220,763
Purchases	(242,001)	(423,534)
Held-to-maturity securities:
Proceeds from paydowns and maturities	339,919	245,119
Purchases	(501,627)	(384,414)
Advances:
Principal repayments	259,654,712	109,278,659
Disbursements to members	(260,821,782)	(110,450,849)
Mortgage loans held for portfolio:
Principal collections	559,141	402,708
Purchases from members	(1,781,082)	(1,186,840)
Purchases of premises, software, and equipment	(5,149)	(4,438)
Loans to other Federal Home Loan Banks:
Principal repayments	1,020,000	47,000
Disbursements	(1,020,000)	(47,000)

Net cash (used in) provided by investing activities	(5,575,846)	(2,827,356)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Financing Activities:
Net change in deposits	(223,258)	219,126
Net change in securities sold under agreements to repurchase	—	9,691
Net proceeds on derivative contracts with financing elements	3,832	5,136
Net proceeds from issuance of consolidated obligations:
Discount notes	406,363,464	401,334,906
Bonds	16,066,809	17,523,224
Payments for matured and retired consolidated obligations:
Discount notes	(401,326,459)	(401,506,244)
Bonds	(15,613,755)	(15,277,025)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	1,000,000	—
Principal repayments	(300,000)	—
Proceeds from issuance of capital stock	185,628	141,297
Payments for redemption/repurchase of capital stock	(103,397)	(81,042)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(96,789)	(5,923)
Dividend payments on capital stock	(102,606)	(91,655)

Net cash provided by financing activities	5,853,469	2,271,491

Net increase (decrease) in cash and due from banks	(13,050)	(2,598)

Cash and due from banks at beginning of period	70,849	58,844

Cash and due from banks at end of period	$57,799	$56,246

Supplemental Disclosures:
Cash activities:
Interest payments	$1,685,801	$1,793,592
Non-cash activities:
Purchases of investment securities, traded but not yet settled	68,700	—
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2024 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2025.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three and six months ended June 30, 2025.

Recently Issued Accounting Guidance

Since the filing of our 2024 Form 10-K, the Financial Accounting Standards Board has not issued any new accounting standards that will have an impact on our financial condition, results of operations, or cash flows.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. At June 30, 2025 and December 31, 2024, 97% of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Allowance for Credit Losses. At June 30, 2025 and December 31, 2024, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	June 30, 2025	December 31, 2024
U.S. Treasury obligations	$1,097,184	$1,087,930
Total trading securities at estimated fair value	$1,097,184	$1,087,930

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses) on trading securities held at period end	$2,332	$3,203	$9,253	$(1,837)
Net gains on trading securities that matured/sold during the period	—	—	—	469
Net gains (losses) on trading securities	$2,332	$3,203	$9,253	$(1,368)

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,869,497	$1,452	$(4,302)	$5,866,647
GSE and TVA debentures	1,499,661	9,433	(122)	1,508,972
GSE multifamily MBS	7,266,237	8,991	(43,177)	7,232,051
Total AFS securities	$14,635,395	$19,876	$(47,601)	$14,607,670

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,691,550	$5,827	$(2,172)	$5,695,205
GSE and TVA debentures	1,568,805	13,976	(135)	1,582,646
GSE multifamily MBS	7,077,866	21,841	(27,669)	7,072,038
Total AFS securities	$14,338,221	$41,644	$(29,976)	$14,349,889
1    At June 30, 2025 and December 31, 2024, includes net unamortized discounts of $(201,004) and $(222,607), respectively, and fair-value hedging basis adjustments of $(492,322) and $(910,114), respectively. Excludes accrued interest receivable at June 30, 2025 and December 31, 2024 of $56,850 and $58,333, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$3,576,263	$(2,916)	$502,227	$(1,386)	$4,078,490	$(4,302)
GSE and TVA debentures	28,333	(122)	—	—	28,333	(122)
GSE multifamily MBS	2,839,970	(15,254)	2,223,141	(27,923)	5,063,111	(43,177)
Total impaired AFS securities	$6,444,566	$(18,292)	$2,725,368	$(29,309)	$9,169,934	$(47,601)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,227,597	$(2,172)	$—	$—	$2,227,597	$(2,172)
GSE and TVA debentures	60,961	(135)	—	—	60,961	(135)
GSE multifamily MBS	762,267	(4,621)	2,569,237	(23,048)	3,331,504	(27,669)
Total impaired AFS securities	$3,050,825	$(6,928)	$2,569,237	$(23,048)	$5,620,062	$(29,976)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$558,936	$561,747	$143,724	$144,049
Due after 1 year through 5 years	6,501,237	6,505,372	6,733,016	6,749,255
Due after 5 years through 10 years	308,985	308,500	383,615	384,547
Total non-MBS	7,369,158	7,375,619	7,260,355	7,277,851
Total MBS	7,266,237	7,232,051	7,077,866	7,072,038
Total AFS securities	$14,635,395	$14,607,670	$14,338,221	$14,349,889

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$220,763	$221,292	$220,763

Gross gains on sales	$—	$1,840	$2,704	$1,840
Gross (losses) on sales	—	—	—	—
Net gains on sales of AFS securities	$—	$1,840	$2,704	$1,840

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Allowance for Credit Losses. At June 30, 2025 and December 31, 2024, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	June 30, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$59,679	$247	$(1,980)	$57,946
MBS:
Other U.S. obligations - guaranteed single-family	3,380,363	6,645	(19,510)	3,367,498
GSE single-family	2,018,774	1,384	(31,718)	1,988,440
GSE multifamily	540,100	—	(4,063)	536,037
Total MBS	5,939,237	8,029	(55,291)	5,891,975
Total HTM securities	$5,998,916	$8,276	$(57,271)	$5,949,921

	December 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$47,735	$—	$(2,107)	$45,628
MBS:
Other U.S. obligations - guaranteed single-family	3,598,725	9,868	(19,107)	3,589,486
GSE single-family	1,652,532	3,493	(31,998)	1,624,027
GSE multifamily	540,385	—	(2,734)	537,651
Total MBS	5,791,642	13,361	(53,839)	5,751,164
Total HTM securities	$5,839,377	$13,361	$(55,946)	$5,796,792

1    Carrying value equals amortized cost, which includes net unamortized premium at June 30, 2025 and December 31, 2024 of $13,010 and $15,905, respectively. Excludes accrued interest receivable at June 30, 2025 and December 31, 2024 of $9,854 and $10,508, respectively.

Contractual Maturity. Our investments in state housing agency obligations mature in 2055. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses. At June 30, 2025 and December 31, 2024, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	June 30, 2025		December 31, 2024
Redemption Term	Amount	WAIR %	Amount	WAIR %
Overdrawn demand and overnight deposit accounts	$4,871	6.71	$—	—
Due in 1 year or less	15,654,922	4.20	15,054,808	4.17
Due after 1 through 2 years	3,239,733	3.48	3,126,564	3.27
Due after 2 through 3 years	7,287,532	4.10	4,874,797	4.08
Due after 3 through 4 years	4,256,609	4.18	4,850,347	4.14
Due after 4 through 5 years	5,002,120	3.81	4,633,376	4.05
Thereafter	5,875,854	3.70	7,609,715	3.54
Total advances, par value	41,321,641	4.00	40,149,607	3.95
Unamortized discounts	(4,878)		—
Fair-value hedging basis adjustments, net	25,574		(318,967)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	439		2,352
Total advances[1]	$41,342,776		$39,832,992

1    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2025 and December 31, 2024 of $63,659 and $63,554, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Overdrawn demand and overnight deposit accounts	$4,871	$—	$4,871	$—
Due in 1 year or less	20,443,264	19,508,990	20,384,672	19,665,958
Due after 1 through 2 years	2,948,973	2,976,664	3,599,733	4,053,564
Due after 2 through 3 years	5,791,582	3,702,587	7,198,632	5,134,897
Due after 3 through 4 years	3,903,556	4,053,844	3,555,359	4,667,347
Due after 4 through 5 years	4,259,710	4,192,926	3,781,620	3,262,126
Thereafter	3,969,685	5,714,596	2,796,754	3,365,715
Total advances, par value	$41,321,641	$40,149,607	$41,321,641	$40,149,607

Advance Concentrations. At June 30, 2025 and December 31, 2024, our top borrower held 13% and 11%, respectively, and our top five borrowers held 41% and 40%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. At June 30, 2025 and December 31, 2024, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	June 30, 2025	December 31, 2024
Fixed-rate long-term mortgages	$11,199,300	$9,958,543
Fixed-rate medium-term[1] mortgages	591,190	632,229
Total mortgage loans held for portfolio, UPB	11,790,490	10,590,772
Unamortized premiums	247,695	224,988
Unamortized discounts	(16,305)	(13,583)
Hedging basis adjustments, net	(3,789)	(6,536)
Total mortgage loans held for portfolio	12,018,091	10,795,641
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$12,017,966	$10,795,516
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at June 30, 2025 and December 31, 2024 of $72,249 and $60,721, respectively.

Type	June 30, 2025	December 31, 2024
Conventional	$11,472,926	$10,322,376
Government-guaranteed or -insured	317,564	268,396
Total mortgage loans held for portfolio, UPB	$11,790,490	$10,590,772

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at June 30, 2025 and December 31, 2024 totaled $71,788 and $73,424, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	June 30, 2025			December 31, 2024
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$58,884,484	$437,952	$757,232	$64,974,465	$676,279	$1,020,918
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,142,939	1,441	601	13,117,348	624	247
Swaptions	500,000	—	—	—	—	—
Interest-rate caps/floors	331,100	373	—	906,100	1,174	—
Interest-rate forwards	139,400	—	1,297	107,500	1,563	—
MDCs	138,088	503	2	107,682	41	371
Total derivatives not designated as hedging instruments	10,251,527	2,317	1,900	14,238,630	3,402	618
Total derivatives before adjustments	$69,136,011	440,269	759,132	$79,213,095	679,681	1,021,536
Netting adjustments and cash collateral[1]		4,923	(751,386)		(201,614)	(1,012,234)
Total derivatives, net, at estimated fair value		$445,192	$7,746		$478,067	$9,302

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2025 and December 31, 2024, including accrued interest, totaled $895,882 and $1,030,169, respectively. Cash collateral received from counterparties and held at June 30, 2025 and December 31, 2024, including accrued interest, totaled $139,572 and $219,550, respectively.

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

	June 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$439,665	$740,147	$674,368	$1,020,626
Cleared	101	18,983	5,272	539
Total gross recognized amount	439,766	759,130	679,640	1,021,165
Gross amounts of netting adjustments and cash collateral
Uncleared	(436,413)	(732,403)	(669,265)	(1,011,695)
Cleared	441,336	(18,983)	467,651	(539)
Total gross amounts of netting adjustments and cash collateral	4,923	(751,386)	(201,614)	(1,012,234)
Net amounts after netting adjustments and cash collateral
Uncleared	3,252	7,744	5,103	8,931
Cleared	441,437	—	472,923	—
Total net amounts after netting adjustments and cash collateral	444,689	7,744	478,026	8,931
Derivative instruments not meeting netting requirements[1]	503	2	41	371
Total derivatives, net, at estimated fair value	$445,192	$7,746	$478,067	$9,302

1    Consists of MDCs.

The following table presents the impact of our qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended June 30, 2025
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$68,336	$84,330	$(95,423)	$57,243
Net gains (losses) on derivatives²	(114,677)	(47,793)	122,007	(40,463)
Net gains (losses) on hedged items³	113,618	34,202	(122,439)	25,381
Price alignment interest	(661)	(3,964)	(263)	(4,888)
Net impact on net interest income	$66,616	$66,775	$(96,118)	$37,273

Total interest income (expense) recorded in the statement of income[4]	$482,767	$183,250	$(581,667)	$84,350

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended June 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$139,209	$130,167	$(239,940)	$29,436
Net gains (losses) on derivatives²	(16,755)	1,304	124,598	109,147
Net gains (losses) on hedged items³	19,650	(14,064)	(127,328)	(121,742)
Price alignment interest	(6,832)	(8,082)	(299)	(15,213)
Net impact on net interest income	$135,272	$109,325	$(242,969)	$1,628

Total interest income (expense) recorded in the statement of income[4]	$508,287	$222,574	$(643,171)	$87,690

	Six Months Ended June 30, 2025
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$141,480	$169,425	$(205,226)	$105,679
Net gains (losses) on derivatives²	(289,230)	(137,598)	326,174	(100,654)
Net gains (losses) on hedged items³	286,262	110,698	(325,522)	71,438
Price alignment interest	(3,198)	(9,123)	(553)	(12,874)
Net impact on net interest income	$135,314	$133,402	$(205,127)	$63,589

Total interest income (expense) recorded in the statement of income[4]	$929,379	$365,012	$(1,151,535)	$142,856

	Six Months Ended June 30, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$286,559	$260,033	$(489,160)	$57,432
Net gains on derivatives²	147,104	72,489	71,209	290,802
Net gains (losses) on hedged items³	(143,275)	(98,394)	(71,677)	(313,346)
Price alignment interest	(12,512)	(15,506)	(570)	(28,588)
Net impact on net interest income	$277,876	$218,622	$(490,198)	$6,300

Total interest income (expense) recorded in the statement of income[4]	$1,023,144	$442,941	$(1,264,584)	$201,501

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2025	2024	2025	2024
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$1,307	$(2,591)	$(10,629)	$4,695
Swaptions	(77)	—	(170)	—
Interest-rate caps/floors	(275)	(175)	(801)	(272)
Interest-rate forwards	(1,017)	(172)	(3,779)	(328)
Net interest settlements[1]	(418)	2,239	2,027	4,277
MDCs	750	55	3,419	108
Net gains (losses) on derivatives in other income	$270	$(644)	$(9,933)	$8,480

1    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items designated in fair-value hedging relationships.

	June 30, 2025
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,937,349	$14,635,395	$20,157,053

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$25,574	$(629,938)	$(635,811)
For discontinued fair-value hedging relationships	—	137,616	—
Total cumulative fair-value hedging basis adjustments on hedged items	$25,574	$(492,322)	$(635,811)

	December 31, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items[1]	$22,584,803	$14,338,221	$25,182,096

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[2]	$(318,967)	$(1,080,359)	$(961,333)
For discontinued fair-value hedging relationships	—	170,245	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(318,967)	$(910,114)	$(961,333)

1    Includes the amortized cost of the hedged items in active or discontinued fair-value hedging relationships.
2    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both June 30, 2025 and December 31, 2024 totaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2025	December 31, 2024
Par value	$30,324,340	$25,293,510
Unamortized discounts	(107,918)	(110,905)
Unamortized concessions	(308)	(269)
Book value	$30,216,114	$25,182,336

Weighted average effective interest rate	4.25%	4.40%

CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2025	December 31, 2024
Fixed-rate	$31,224,475	$35,342,355
Simple variable-rate	22,321,000	17,319,500
Step-up	773,500	1,198,500
Total CO bonds, par value	$54,318,975	$53,860,355

The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$22,661,860	3.79	$21,862,970	3.65
Due after 1 through 2 years	14,687,100	3.42	15,037,435	2.96
Due after 2 through 3 years	2,635,420	3.21	3,015,800	2.50
Due after 3 through 4 years	2,353,830	3.63	2,317,520	3.00
Due after 4 through 5 years	2,429,890	4.08	3,117,630	4.46
Thereafter	9,550,875	3.60	8,509,000	3.38
Total CO bonds, par value	54,318,975	3.63	53,860,355	3.37
Unamortized premiums	22,262		24,889
Unamortized discounts	(6,997)		(7,992)
Unamortized concessions	(15,104)		(12,890)
Fair-value hedging basis adjustments, net	(635,811)		(961,333)
Total CO bonds, carrying value	$53,683,325		$52,903,029

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2025	December 31, 2024
Non-callable / non-putable	$28,218,475	$27,334,855
Callable	26,100,500	26,525,500
Total CO bonds, par value	$54,318,975	$53,860,355

Year of Contractual Maturity or Next Call Date	June 30, 2025	December 31, 2024
Due in 1 year or less	$41,175,360	$42,042,970
Due after 1 through 2 years	10,441,100	9,330,935
Due after 2 through 3 years	993,420	726,300
Due after 3 through 4 years	953,330	1,061,020
Due after 4 through 5 years	271,890	212,130
Thereafter	483,875	487,000
Total CO bonds, par value	$54,318,975	$53,860,355

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

The following table presents the activity in our Affordable Housing Program payable.

	Three Months Ended June 30,		Six Months Ended June 30,
AHP Activity	2025	2024	2025	2024
Liability at beginning of period	$97,767	$77,586	$92,520	$68,301
Assessments	10,431	10,488	19,229	21,623
Voluntary contributions to AHP	—	3,444	30	3,444
Supplemental voluntary contributions to AHP	540	—	1,658	—
Subsidy usage, net[1]	(19,918)	(17,727)	(24,617)	(19,577)
Liability at end of period	$88,820	$73,791	$88,820	$73,791

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

The following table presents the activity in our voluntary contribution liability (non-AHP).

	Three Months Ended June 30,		Six Months Ended June 30,
Other Voluntary Contribution Activity	2025	2024	2025	2024
Liability at beginning of period	$10,959	$3,918	$7,341	$1,188
Voluntary contributions to housing and community investment	4,857	306	14,897	3,998
Voluntary grants and donations disbursed, net[1]	(10,088)	(360)	(16,510)	(1,322)
Liability at end of period	$5,728	$3,864	$5,728	$3,864

1    Grants and donations disbursed are reported net of returns/recaptures of previously disbursed grants.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	June 30, 2025	December 31, 2024
Class B-1 [1]	$597,266	$614,447
Class B-2 [2]	2,014,957	1,940,947
Total Class B outstanding, par value	$2,612,223	$2,555,394

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2025	2024	2025	2024
Liability at beginning of period	$266,359	$367,444	$363,004	$369,041
Reclassification from capital stock	25,402	—	25,402	—
Redemptions/repurchases	(144)	(4,326)	(96,789)	(5,923)
Liability at end of period	$291,617	$363,118	$291,617	$363,118

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2025	December 31, 2024
Past contractual redemption date[1]	$9,590	$9,748
Year 1	—	19,179
Year 2	—	3,674
Year 3	255,483	329,232
Year 4	1,159	12
Year 5	25,385	1,159
Total MRCS, par value	$291,617	$363,004

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Distributions	2025	2024	2025	2024
Recorded as interest expense	$4,185	$5,505	$8,848	$10,848
Recorded as distributions from retained earnings	384	—	384	—
Total	$4,569	$5,505	$9,232	$10,848

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,180,716	$4,649,561	$1,078,665	$4,602,510

Total regulatory capital	$3,640,805	$4,649,561	$3,381,384	$4,602,510
Total regulatory capital-to-assets ratio	4.00%	5.11%	4.00%	5.44%

Leverage capital	$4,551,006	$6,974,342	$4,226,730	$6,903,765
Leverage ratio	5.00%	7.66%	5.00%	8.17%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, March 31, 2025	$11,985	$(16,196)	$(4,211)
OCI before reclassifications:
Net change in unrealized gains (losses)	(39,710)	—	(39,710)
Reclassifications from OCI to net income:
Pension benefits, net	—	1,036	1,036
Total other comprehensive income (loss)	(39,710)	1,036	(38,674)
Balance, June 30, 2025	$(27,725)	$(15,160)	$(42,885)

Balance, March 31, 2024	$41,539	$(13,511)	$28,028
OCI before reclassifications:
Net change in unrealized gains (losses)	(7,074)	—	(7,074)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(2,433)	(2,433)
Total other comprehensive income (loss)	(8,914)	(2,433)	(11,347)
Balance, June 30, 2024	$32,625	$(15,944)	$16,681

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2024	$11,668	$(16,508)	$(4,840)
OCI before reclassifications:
Net change in unrealized gains (losses)	(36,689)	—	(36,689)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(2,704)	—	(2,704)
Pension benefits, net	—	1,348	1,348
Total other comprehensive income (loss)	(39,393)	1,348	(38,045)
Balance, June 30, 2025	$(27,725)	$(15,160)	$(42,885)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	94,242	—	94,242
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(2,189)	(2,189)
Total other comprehensive income (loss)	92,402	(2,189)	90,213
Balance, June 30, 2024	$32,625	$(15,944)	$16,681

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

	June 30, 2025
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$57,799	$57,799	$57,799	$—	$—	$—
Interest-bearing deposits	1,266,851	1,266,851	1,266,807	44	—	—
Securities purchased under agreements to resell	9,700,000	9,700,000	—	9,700,000	—	—
Federal funds sold	4,144,000	4,144,000	—	4,144,000	—	—
Trading securities	1,097,184	1,097,184	—	1,097,184	—	—
AFS securities	14,607,670	14,607,670	—	14,607,670	—	—
HTM securities	5,998,916	5,949,921	—	5,949,921	—	—
Advances	41,342,776	41,207,995	—	41,207,995	—	—
Mortgage loans held for portfolio, net	12,017,966	11,434,906	—	11,429,162	5,744	—
Accrued interest receivable	217,194	217,194	—	217,194	—	—
Derivative assets, net	445,192	445,192	—	440,269	—	4,923
Grantor trust assets[2]	74,045	74,045	74,045	—	—	—

Liabilities:
Deposits	769,614	769,614	—	769,614	—	—
Consolidated obligations:
Discount notes	30,216,114	30,215,177	—	30,215,177	—	—
Bonds	53,683,325	53,118,565	—	53,118,565	—	—
Loans from other FHLBanks	700,000	700,000	—	700,000	—	—
Accrued interest payable	381,018	381,018	—	381,018	—	—
Derivative liabilities, net	7,746	7,746	—	759,132	—	(751,386)
MRCS	291,617	291,617	291,617	—	—	—

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

Valuation Techniques and Significant Inputs. No significant changes were made during the six months ended June 30, 2025.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	June 30, 2025
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,097,184	$—	$1,097,184	$—	$—
Total trading securities	1,097,184	—	1,097,184	—	—
AFS securities:
U.S. Treasury obligations	5,866,647	—	5,866,647	—	—
GSE and TVA debentures	1,508,972	—	1,508,972	—	—
GSE multifamily MBS	7,232,051	—	7,232,051	—	—
Total AFS securities	14,607,670	—	14,607,670	—	—
Derivative assets:
Interest-rate related	444,689	—	439,766	—	4,923
MDCs	503	—	503	—	—
Total derivative assets, net	445,192	—	440,269	—	4,923
Other assets:
Grantor trust assets	74,045	74,045	—	—	—
Total assets at recurring estimated fair value	$16,224,091	$74,045	$16,145,123	$—	$4,923

Derivative liabilities:
Interest-rate related	$7,744	$—	$759,130	$—	$(751,386)
MDCs	2	—	2	—	—
Total derivative liabilities, net	7,746	—	759,132	—	(751,386)
Total liabilities at recurring estimated fair value	$7,746	$—	$759,132	$—	$(751,386)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 12 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2025			December 31, 2024
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$1,440,402	$332,987	$1,773,389	$531,390
Commitments for standby bond purchases	—	379,970	379,970	215,825
Unused lines of credit - advances[2]	1,356,224	—	1,356,224	1,349,550
Commitments to fund additional advances[3]	5,050	—	5,050	4,087
Commitments to purchase mortgage loans, net[4]	138,088	—	138,088	107,682
Unsettled CO bonds, at par	336,410	—	336,410	620,000
Unsettled discount notes, at par	491,750	—	491,750	—
1    There were no unconditional commitments to issue standby letters of credit at June 30, 2025. The amount at December 31, 2024 excludes unconditional commitments to issue standby letters of credit of $273.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at June 30, 2025 and December 31, 2024 totaled $894,309 and $1,028,019, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At June 30, 2025, the agreements outstanding expire no later than 2030, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of June 30, 2025.

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

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net capital stock issuances (redemptions and repurchases)	$499	$68	$499	$385
Net advances	121,000	91,762	135,188	3,460
Mortgage loan purchases	19,999	23,156	38,210	36,428

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	June 30, 2025		December 31, 2024
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$45,687	2%	$58,502	2%
Advances	631,215	2%	734,786	2%

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

On June 30, 2025, the Bank borrowed $700,000 from another FHLBank which was repaid on the next business day. No loans from another FHLBank were outstanding at December 31, 2024. Additionally, no loans to any FHLBank were outstanding at June 30, 2025 or December 31, 2024.

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

In May 2025, Moody’s downgraded the long-term credit ratings of the United States and in turn, the long-term rating of consolidated obligations and our long-term bank deposit ratings were also downgraded from Aaa to Aa1 with outlooks changing from negative to stable. As discussed in the Bank's Form 10-K, rating agency actions could adversely affect our cost of funds, our ability to access the capital markets, and/or our ability to enter into derivative instrument transactions on acceptable terms. The downgrade did not impact any current obligations of the Bank or our members, nor did it have an impact on our cost of funding, access to liquidity or our financial condition and results of operations.

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

Economy and Financial Markets. The U.S. economy rebounded in the second quarter of 2025 as U.S. real gross domestic product, according the U.S. Commerce Department, grew at a seasonally and inflation adjusted 3% annual rate, up from a slight contraction in the first quarter. Despite elevated economic uncertainty and looming tariffs, consumers remained resilient as both consumer confidence and spending rose in the second quarter. The labor market remained solid as job growth continued at a steady pace in June, exceeding expectations. The unemployment rate declined slightly in June to 4.1% and continues to be low by historical measures, according to the U.S. Labor Department.

U.S. inflation, as measured by the Consumer Price Index published by the U.S. Labor Department, accelerated in June to an annual rate of 2.7%, a potential sign that companies are raising prices in order to pass tariff costs on to consumers. The associated measure of core prices, which excludes volatile food and energy prices, rose 2.9% compared to a year earlier, in line with forecasts.

Conditions in U.S. Housing Markets. Elevated mortgage interest rates continue to keep many buyers out of the market due to a lack of affordability, reducing housing demand. At the same time, high mortgage rates have discouraged many homeowners from selling as many are reluctant to give up their existing low mortgage rates, reducing the available inventory of homes for sale.

The result of lower demand and lower, but rising, supply was declining existing-home sales and stubbornly high prices. Existing-home sales, which comprise most of the housing market, fell to a nine-month low in June according to the National Association of Realtors ("NAR"), capping off a disappointing spring selling season, when activity tends to peak, and making a housing-market recovery unlikely in 2025.

Housing affordability, particularly for first-time home buyers, remains an economic burden as the most recent NAR affordability index remained well below historic norms.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals, at its meeting on June 18, 2025, the FOMC decided to maintain the target range at 4.25 to 4.5 percent, stating that "uncertainty about the economic outlook has diminished but remains elevated."

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Six Months Ended		Period End
	June 30,		June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Federal Funds Effective	4.33%	5.33%	4.33%	5.33%	4.33%	4.33%
SOFR	4.32%	5.32%	4.33%	5.32%	4.45%	4.49%
1-week Overnight-Indexed Swap	4.33%	5.33%	4.33%	5.33%	4.33%	4.33%
3-month U.S. Treasury yield	4.32%	5.39%	4.31%	5.39%	4.30%	4.32%
2-year U.S Treasury yield	3.87%	4.84%	4.01%	4.67%	3.72%	4.24%
10-year U.S. Treasury yield	4.36%	4.45%	4.41%	4.30%	4.23%	4.57%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. The 2-year rate fell below the 10-year rate during the latter part of 2024, as that portion of the yield curve steepened, and has remained that way thus far in 2025.

At its meeting on July 30, 2025, the FOMC decided to maintain the target range at 4.25 to 4.5 percent, noting "uncertainty about the economic outlook remains elevated."

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Comprehensive Income	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$987	$1,034	$(47)	(5)%	$1,927	$2,050	$(123)	(6)%
Interest expense	859	909	(50)	(6)%	1,674	1,796	(122)	(7)%
Net interest income after provision for (reversal of) credit losses	128	125	3	2%	253	254	(1)	—%
Other income	9	6	3		9	16	(7)
Other expenses	37	32	5		79	65	14
Income before assessments	100	99	1	1%	183	205	(22)	(11)%
AHP assessments	10	10	—		19	21	(2)

Net income	90	89	1	1%	164	184	(20)	(11)%
Total other comprehensive income (loss)	(39)	(11)	(28)		(39)	90	(129)

Total comprehensive income	$51	$78	$(27)	(34)%	$125	$274	$(149)	(54)%

Net income for the three months ended June 30, 2025 was $90 million, a net increase of $1 million compared to the corresponding period in the prior year.

Net income for the six months ended June 30, 2025 was $164 million, a net decrease of $20 million compared to the corresponding period in the prior year. The decrease was primarily due to net unrealized losses on qualifying fair-value and economic hedging relationships, a substantial increase in voluntary contributions to affordable housing and community investment programs, and lower earnings on the portion of the Bank's assets funded by its capital, partially offset by higher interest spreads on interest-earning assets, net of interest-bearing liabilities.

The net changes in total OCI for the three and six months ended June 30, 2025 compared to the corresponding period in the prior year were substantially due to net unrealized losses on AFS securities.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios (annualized)	2025	2024	2025	2024
Return on average assets	0.43%	0.48%	0.40%	0.50%
Return on average equity	8.52%	9.21%	7.78%	9.51%

The decline in the returns for the three months ended June 30, 2025 compared to the corresponding period in the prior year was due to the increase in average balances. The decline in the returns for the six months ended June 30, 2025 compared to the corresponding period in the prior year was due to the decrease in net income and the increase in average balances.

Changes in Financial Condition for the Six Months Ended June 30, 2025.

The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2025	December 31, 2024	$ Change	% Change
Advances	$41,343	$39,833	$1,510	4%
Mortgage loans held for portfolio, net	12,018	10,796	1,222	11%
Liquidity investments[1]	16,266	12,911	3,355	26%
Other investment securities[2]	20,607	20,189	418	2%
Other assets	786	806	(20)	(2)%
Total assets	$91,020	$84,535	$6,485	8%

Consolidated obligations	$83,899	$78,085	$5,814	7%
MRCS	292	363	(71)	(20)%
Other liabilities	2,514	1,852	662	36%
Total liabilities	86,705	80,300	6,405	8%

Capital stock	2,612	2,555	57	2%
Retained earnings[3]	1,746	1,684	62	4%
Accumulated other comprehensive income (loss)	(43)	(4)	(39)	(786)%
Total capital	4,315	4,235	80	2%

Total liabilities and capital	$91,020	$84,535	$6,485	8%

Total regulatory capital[4]	$4,650	$4,602	$48	1%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at June 30, 2025 and December 31, 2024 of $499 million and $466 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at June 30, 2025, were $91.0 billion, a net increase of $6.5 billion, or 8%, from December 31, 2024, primarily due to an increase in liquidity investments, advances and mortgage loans.

Advances outstanding at June 30, 2025, at carrying value, totaled $41.3 billion, a net increase of $1.5 billion, or 4%, from December 31, 2024. The par value of advances outstanding increased by 3% to $41.3 billion, which included a net increase in short-term advances of 4% and a net increase in long-term advances of 2%. At June 30, 2025, based on contractual maturities, long-term advances composed 62% of advances outstanding, while short-term advances composed 38%.

Mortgage loans held for portfolio at June 30, 2025 totaled $12.0 billion, a net increase of $1.2 billion, or 11%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans from members for the six months ended June 30, 2025 totaled $1.8 billion.

Liquidity investments at June 30, 2025 totaled $16.3 billion, a net increase of $3.4 billion, or 26%, from December 31, 2024. Cash and short-term investments represented 93% of the total liquidity investments at June 30, 2025, while U.S. Treasury obligations represented 7%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at June 30, 2025, totaled $20.6 billion, a net increase of $418 million, or 2%, from December 31, 2024.

The Bank's consolidated obligations outstanding at June 30, 2025 totaled $83.9 billion, a net increase of $5.8 billion, or 7%, from December 31, 2024, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at June 30, 2025 was $4.3 billion, a net increase of $80 million, or 2%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advance activity and the growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter.

The Bank's regulatory capital-to-assets ratio at June 30, 2025 was 5.11%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial and economic environments.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On July 29, 2025, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid on member capital stock was 8.40%. The dividends were paid in cash on July 30, 2025.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended June 30, 2025 totaled $987 million, a decrease of $47 million compared to the corresponding period in the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-earning assets.

Interest income for the six months ended June 30, 2025 totaled $1.9 billion, a decrease of $123 million compared to the corresponding period in the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-earning assets.

When an advance is prepaid, we could suffer lower future income if the principal portion of the prepaid advance is reinvested in lower-yielding assets. To protect against this risk, we charge a borrower a prepayment fee when the borrower prepays certain advances before their original maturity, which makes us financially indifferent to a borrower's decision to prepay an advance. Certain advances may contain symmetrical prepayment fee provisions for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Advances with symmetrical prepayment provisions are generally hedged with derivatives containing offsetting terms. We record prepayment fees, net of swap termination fees, as interest income on advances.

The following table presents the components of advance prepayment fees included in interest income ($ amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$1	$—	$4	$—
Gross amount of prepayment credits paid to advance borrowers	—	—	(2)	(1)
Gross advance prepayment fees received (paid)	1	—	2	(1)
Swap termination fees received	4	—	5	1
Total advance prepayment fees, net	$5	$—	$7	$—

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended June 30, 2025 totaled $859 million, a decrease of $50 million compared to the corresponding period in the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-bearing liabilities.

Interest expense for the six months ended June 30, 2025 totaled $1.7 billion, a decrease of $122 million compared to the corresponding period in the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances of interest-earning assets and interest-bearing liabilities.

The increase in net interest income for the three months ended June 30, 2025 compared to the corresponding period in the prior year was substantially due to higher interest spreads on interest-earnings assets, net of interest-bearing liabilities, partially offset by lower earnings on the portion of the Bank's assets funded by its capital and net unrealized losses on qualifying fair-value hedging relationships.

The decrease in net interest income for the six months ended June 30, 2025 compared to the corresponding period in the prior year was substantially due to lower earnings on the portion of the Bank's assets funded by its capital and net unrealized losses on qualifying fair-value hedging relationships, partially offset by higher interest spreads on interest-earnings assets, net of interest-bearing liabilities.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging losses for the three months ended June 30, 2025 of $(1) million, compared to net hedging gains for the corresponding period in the prior year of $1 million, and net hedging losses for the six months ended June 30, 2025 of $(3) million, compared to net hedging gains for the corresponding period in the prior year of $5 million.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$3,959	$44	4.40%	$3,437	$46	5.41%
Federal funds sold	3,828	42	4.40%	4,034	54	5.42%
MBS[3,4]	13,150	171	5.23%	12,073	192	6.41%
Other investment securities[3,4]	8,474	99	4.70%	8,303	119	5.73%
Advances[4]	40,939	483	4.73%	35,360	508	5.78%
Mortgage loans held for portfolio[4,5]	11,705	125	4.28%	9,118	85	3.72%
Other assets (interest-earning)[6]	2,157	23	4.27%	2,278	30	5.33%
Total interest-earning assets	84,212	987	4.70%	74,603	1,034	5.57%
Other assets, net[7]	78			(535)
Total assets	$84,290			$74,068

Liabilities and Capital:
Interest-bearing deposits	$909	9	4.16%	$897	11	5.23%
Discount notes	24,595	264	4.30%	18,674	249	5.36%
CO bonds[4]	53,316	582	4.38%	49,578	643	5.22%
MRCS	292	4	5.76%	366	6	6.05%
Total interest-bearing liabilities	79,112	859	4.36%	69,515	909	5.26%
Other liabilities	955			673
Total capital	4,223			3,880
Total liabilities and capital	$84,290			$74,068

Net interest income		$128			$125

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.34%			0.31%

Net interest margin[8]			0.61%			0.67%

Average interest-earning assets to interest-bearing liabilities	1.06			1.07

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$4,522	$99	4.40%	$2,536	$68	5.41%
Federal funds sold	3,325	72	4.40%	4,523	122	5.42%
MBS[3,4]	13,097	342	5.27%	12,006	381	6.38%
Other investment securities[3,4]	8,436	198	4.72%	8,156	233	5.74%
Advances[4]	39,603	929	4.73%	35,668	1,023	5.77%
Mortgage loans held for portfolio[4,5]	11,394	241	4.26%	8,919	162	3.66%
Other assets (interest-earning)[6]	2,170	46	4.29%	2,289	61	5.32%
Total interest-earning assets	82,547	1,927	4.71%	74,097	2,050	5.56%
Other assets, net[7]	32			(511)
Total assets	$82,579			$73,586

Liabilities and Capital:
Interest-bearing deposits	$952	20	4.16%	$818	21	5.22%
Discount notes	22,981	493	4.33%	18,721	499	5.36%
CO bonds[4]	53,175	1,152	4.37%	49,118	1,265	5.18%
MRCS	315	9	5.66%	367	11	5.94%
Total interest-bearing liabilities	77,423	1,674	4.36%	69,024	1,796	5.23%
Other liabilities	901			675
Total capital	4,255			3,887
Total liabilities and capital	$82,579			$73,586

Net interest income		$253			$254

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.35%			0.33%

Net interest margin[8]			0.62%			0.69%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

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
8    Annualized net interest income expressed as a percentage of the average balances of interest-earning assets.

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

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$6	$(8)	$(2)	$45	$(14)	$31
Federal funds sold	(2)	(10)	(12)	(29)	(21)	(50)
MBS	16	(37)	(21)	33	(72)	(39)
Other investment securities	2	(22)	(20)	5	(40)	(35)
Advances	73	(98)	(25)	105	(199)	(94)
Mortgage loans held for portfolio	26	14	40	50	29	79
Other assets (interest-earning)	(1)	(6)	(7)	(3)	(12)	(15)
Total	120	(167)	(47)	206	(329)	(123)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	(2)	(2)	3	(4)	(1)
Discount notes	69	(54)	15	102	(108)	(6)
CO bonds	46	(107)	(61)	99	(212)	(113)
MRCS	(1)	(1)	(2)	(1)	(1)	(2)
Total	114	(164)	(50)	203	(325)	(122)

Increase (decrease) in net interest income	$6	$(3)	$3	$3	$(4)	$(1)

Average Balances. The average balances of interest-earning assets for the three months ended June 30, 2025 increased by 13% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 28% as a result of increases in purchases from our members. The average balances of advances increased by 16% as a result of increased utilization of a particular short-term adjustable rate product. The average balances of MBS and other investment securities increased by 6%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the three months ended June 30, 2025 increased by 14% compared to the corresponding period in the prior year. The average balances of discount notes increased by 32% and the average balances of CO bonds increased by 8%, reflecting increased funding needs. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 0.3%.

The average balances of interest-earning assets for the six months ended June 30, 2025 increased by 11% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 28% as a result of increases in purchases from our members. The average balances of advances increased by 11% as a result of increased utilization of a particular short-term adjustable rate product. The average balances of MBS and other investment securities increased by 7%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the six months ended June 30, 2025 increased by 12% compared to the corresponding period in the prior year. The average balances of discount notes increased by 23% and the average balances of CO bonds increased by 8%, reflecting increased funding needs. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 1%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities and associated derivatives, for the three months ended June 30, 2025 was 4.70%, a decrease of 87 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and (losses), for the three months ended June 30, 2025 was 4.36%, a decrease of 90 bps due to lower funding costs on all of our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was an increase in the overall net interest spread of 3 bps, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, compared to the corresponding period in the prior year.

The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities and associated derivatives, for the six months ended June 30, 2025 was 4.71%, a decrease of 85 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and (losses), for the six months ended June 30, 2025 was 4.36%, a decrease of 87 bps due to lower funding costs on all of our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was an increase in the overall net interest spread of 2 bps, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, compared to the corresponding period in the prior year.

Net interest margin for the three months ended June 30, 2025 was 0.61%, a decrease of 6 bps compared to the corresponding period in the prior year, primarily due to lower interest income on the portion of the Bank's assets funded by its capital.

Net interest margin for the six months ended June 30, 2025 was 0.62%, a decrease of 7 bps compared to the corresponding period in the prior year, primarily due to lower interest income on the portion of the Bank's assets funded by its capital.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2025	2024	2025	2024
Net unrealized gains on trading securities¹	$2	$3	$9	$—
Net realized gains (losses) on trading securities²	—	—	—	(1)
Net gains (losses) on trading securities	2	3	9	(1)

Net gains (losses) on derivatives hedging trading securities	(1)	(2)	(6)	4
Net gains (losses) on other derivatives not designated as hedging instruments³	1	—	(6)	—
Net interest settlements on economic derivatives[4]	—	2	2	4
Net gains (losses) on derivatives	—	—	(10)	8

Change in fair value of investments indirectly funding the liabilities under the SERP	4	—	3	3

Net realized gains on sales of AFS securities	—	2	3	2

Other, net	3	1	4	4

Total other income	$9	$6	$9	$16

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

The increase in total other income for the three months ended June 30, 2025 compared to the corresponding period in the prior year was primarily due to a favorable change in the fair value of investments indirectly funding the liabilities under the SERP.

The decrease in total other income for the six months ended June 30, 2025 compared to the corresponding period in the prior year was due substantially to unrealized losses on our derivatives not in qualifying fair-value hedging relationships. However, if these derivatives are held to their maturity dates, nearly all of the losses are expected to be recovered over their remaining contractual terms.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2025	2024	2025	2024
Compensation and benefits	$17	$15	$34	$32
Other operating expenses	10	9	18	17
Finance Agency and Office of Finance	3	2	7	6
Voluntary contributions to housing and community investment	5	4	17	7
Other	2	2	3	3

Total other expenses	$37	$32	$79	$65

The net increase in total other expenses for the three months ended June 30, 2025 compared to the corresponding period in the prior year was primarily due to an increase in voluntary contributions to housing and community investment, and an increase in compensation and benefits due to an increase in post-retirement benefits resulting from changes in market conditions, the impact of which was fully offset by a corresponding change in fair value recorded in other income.

The net increase in total other expenses for the six months ended June 30, 2025 compared to the corresponding period in the prior year was primarily due to an increase in voluntary contributions to housing and community investment.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions). The timing of the recognition of such contributions in other expenses can vary due to applicable accounting requirements.

	Three Months Ended June 30,		Six Months Ended June 30,
Voluntary Contribution Components	2025	2024	2025	2024
Contributions to AHP	$—	$3	$—	$3
Grants and donations to affordable housing and community investment	4	1	15	4
Total voluntary contribution fulfillment	4	4	15	7
Supplemental voluntary contributions to AHP[1]	1	—	2	—
Total voluntary contributions to housing and community investment	$5	$4	$17	$7

1    To restore the statutory AHP assessments to what the total otherwise would have been without any voluntary contributions recorded as an expense.

AHP Assessments. For the three and six months ended June 30, 2025, our AHP assessments were $10 million and $19 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

The Bank's combined required and voluntary allocation for the six months ended June 30, 2025 totaled $36 million, an increase of $8 million compared to the corresponding period in the prior year.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended June 30, 2025 and 2024 consisted substantially of unrealized losses on AFS securities. Total OCI for the six months ended June 30, 2025 consisted substantially of unrealized losses on AFS securities compared to net unrealized gains for the corresponding period in the prior year. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2025		December 31, 2024
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$41,343	45%	$39,833	47%
Mortgage loans held for portfolio, net	12,018	13%	10,796	13%
Cash and short-term investments	15,169	17%	11,823	14%
Trading securities	1,097	1%	1,088	1%
MBS	13,171	15%	12,863	15%
Other investment securities	7,436	8%	7,326	9%
Other assets[1]	786	1%	806	1%

Total assets	$91,020	100%	$84,535	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets as of June 30, 2025 were $91.0 billion, a net increase of $6.5 billion, or 8%, compared to December 31, 2024, primarily driven by increases in cash and short-term investments, advances, and mortgage loans. The mix of our assets at June 30, 2025 remained relatively consistent with December 31, 2024, with the largest change being to cash and short-term investments which increased from 14% to 17%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2025 at carrying value totaled $41.3 billion, a net increase of $1.5 billion, or 4%, compared to December 31, 2024. Advances outstanding, at par, totaled $41.3 billion, a net increase of $1.2 billion, or 3%. Advances outstanding, at par, to our depository members decreased by $216 million, or 1%, and advances outstanding, at par, to our insurance company members increased by $1.4 billion, or 10%.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2025		December 31, 2024
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$19,197	46%	$19,280	48%
Credit unions	5,437	13%	5,567	14%
Former members	1,602	4%	1,605	4%
Total depository institutions	26,236	63%	26,452	66%

Insurance companies:
Insurance companies	15,078	37%	13,692	34%
Former members	5	—%	5	—%
Total insurance companies	15,083	37%	13,697	34%

CDFIs	3	—%	1	—%

Total advances outstanding	$41,322	100%	$40,150	100%

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	June 30, 2025		December 31, 2024
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$8,559	21%	$8,491	21%
Due after 1 through 5 years	13,779	33%	12,546	31%
Due after 5 through 15 years	858	2%	1,436	4%
Thereafter	8	—%	10	—%
Total	23,204	56%	22,483	56%

Callable or prepayable
Due after 1 through 5 years	5	—%	5	—%
Due after 5 through 15 years	36	—%	36	—%
Total	41	—%	41	—%

Putable
Due in 1 year or less	5	—%	—	—%
Due after 1 through 5 years	2,459	6%	1,772	4%
Due after 5 through 15 years	3,104	8%	4,269	11%
Total	5,568	14%	6,041	15%

Total fixed-rate	28,813	70%	28,565	71%

Variable-rate:
Without call or put options
Due in 1 year or less	205	—%	100	—%
Due after 1 through 5 years	630	2%	510	1%
Total	835	2%	610	1%

Callable or prepayable
Due in 1 year or less	6,886	17%	6,464	16%
Due after 1 through 5 years	2,913	7%	2,652	7%
Due after 5 through 15 years	1,411	3%	1,455	4%
Thereafter	459	1%	404	1%
Total	11,669	28%	10,975	28%

Overdrawn demand and overnight deposit accounts	5	—%	—	—%

Total variable-rate	12,509	30%	11,585	29%

Total advances	$41,322	100%	$40,150	100%

The mix of fixed- vs. variable-rate advances at June 30, 2025 remained consistent with December 31, 2024. At June 30, 2025 and December 31, 2024, fixed-rate advances included $22.9 billion that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the six months ended June 30, 2025, the par value of advances due in one year or less increased by 4%, while advances due after one year increased by 2%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 38% at June 30, 2025, an increase from 37% at December 31, 2024. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at June 30, 2025 and December 31, 2024 totaled 49%.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	June 30, 2025	December 31, 2024
SOFR	$2,679	$2,579
FHLBanks cost of funds	3,581	3,183
EFFR	6,186	5,752
Other	63	71
Total variable-rate advances, at par value	$12,509	$11,585

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at June 30, 2025, at carrying value, totaled $12.0 billion, a net increase of $1.2 billion, or 11%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers.

In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Activity	2025	2024	2025	2024
Balance, beginning of period	$11,163	$8,687	$10,591	$8,453
Purchases by Bank	927	751	1,744	1,159
Principal repayments by borrowers	(300)	(222)	(545)	(396)
Balance, end of period	$11,790	$9,216	$11,790	$9,216

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	June 30, 2025		December 31, 2024
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$58	—%	$71	—%
Interest-bearing deposits	1,267	4%	857	3%
Securities purchased under agreements to resell	9,700	26%	7,500	23%
Federal funds sold	4,144	11%	3,395	10%
Total cash and short-term investments	15,169	41%	11,823	36%

Trading securities:
U.S. Treasury obligations	1,097	3%	1,088	3%
Total trading securities	1,097	3%	1,088	3%

Total liquidity investments	16,266	44%	12,911	39%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,867	16%	5,695	17%
GSE and TVA debentures	1,509	4%	1,583	5%
GSE multifamily MBS	7,232	20%	7,072	21%
Total AFS securities	14,608	40%	14,350	43%

HTM securities:
State housing agency obligations	60	—%	48	—%
Other U.S. obligations - guaranteed single-family MBS	3,380	9%	3,598	11%
GSE single-family MBS	2,019	6%	1,653	5%
GSE multifamily MBS	540	1%	540	2%
Total HTM securities	5,999	16%	5,839	18%

Total other investment securities	20,607	56%	20,189	61%

Total cash and investments, carrying value	$36,873	100%	$33,100	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at June 30, 2025 totaled $15.2 billion, an increase of $3.3 billion, or 28%, from December 31, 2024. As a result, cash and short-term investments as a percent of total cash and investments increased to 41% at June 30, 2025, compared to 36% at December 31, 2024.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at June 30, 2025 totaled $1.1 billion, an increase of $9 million, or 1%, from December 31, 2024.

Liquidity investments at June 30, 2025 totaled $16.3 billion, an increase of $3.4 billion, or 26%, from December 31, 2024.

Other Investment Securities. AFS securities at June 30, 2025 totaled $14.6 billion, a net increase of $258 million, or 2%, from December 31, 2024.

Net unrealized losses on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at June 30, 2025 totaled $28 million, compared to net unrealized gains at December 31, 2024 of $12 million, reflecting generally offsetting changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2025 totaled $6.0 billion, a net increase of $160 million, or 3%, from December 31, 2024, substantially due to purchases of GSE single-family MBS.

Net unrecognized losses on HTM securities at June 30, 2025 totaled $49 million, a decrease in the net losses of $6 million compared to December 31, 2024, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2025		December 31, 2024
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,369	50%	$7,260	51%
Total MBS fixed-rate	7,266	50%	7,078	49%

Total AFS securities	$14,635	100%	$14,338	100%

HTM Securities:
Total non-MBS fixed-rate	$60	1%	$48	1%
Total MBS fixed-rate	194	3%	195	3%
Total MBS variable-rate	5,745	96%	5,596	96%

Total HTM securities	$5,999	100%	$5,839	100%

AFS and HTM securities:
Total fixed-rate	$14,889	72%	$14,581	72%
Total variable-rate	5,745	28%	5,596	28%

Total AFS and HTM securities	$20,634	100%	$20,177	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2025 did not change from December 31, 2024. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at June 30, 2025 were $86.7 billion, a net increase of $6.4 billion, or 8%, from December 31, 2024.

Deposits (Liabilities). Total deposits at June 30, 2025 were $770 million, a net decrease of $143 million, or 16%, from December 31, 2024. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at June 30, 2025 totaled $83.9 billion, a net increase of $5.8 billion, or 7%, from December 31, 2024, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2025		December 31, 2024
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$30,324	36%	$25,294	32%
CO bonds	22,662	27%	21,863	28%
Total due in 1 year or less	52,986	63%	47,157	60%
Long-term CO bonds	31,657	37%	31,997	40%

Total consolidated obligations	$84,643	100%	$79,154	100%

The mix of our funding changed from December 31, 2024 as discount notes outstanding increased, consistent with the increase in short-term investments. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At June 30, 2025 and December 31, 2024, callable CO bonds were 48% and 49% of total CO bonds outstanding, respectively.

At June 30, 2025 and December 31, 2024, 65% and 72%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at June 30, 2025 and December 31, 2024 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2025	December 31, 2024
Advances	$22,912	$22,904
Investments	16,751	17,467
Mortgage loans MDCs	777	216
CO bonds	20,808	26,644
Discount notes	7,888	11,982

Total notional outstanding	$69,136	$79,213

The total notional amount outstanding at June 30, 2025 decreased compared to the amount outstanding at December 31, 2024. The decrease in derivatives hedging CO bonds was driven primarily by a decrease in fixed-rate CO bonds outstanding and the decrease in economic derivatives hedging discount notes was to manage the impact of actual and anticipated changes in short-term interest rates.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	June 30, 2025
	Advances	AFS Securities	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$26	$(492)	$635	$169
Estimated fair value of associated derivatives, net	(26)	618	(633)	(41)

Net cumulative fair-value hedging gains	$—	$126	$2	$128

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

Total Capital. Total capital at June 30, 2025 was $4.3 billion, a net increase of $80 million, or 2%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advance activity and the growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter and a net increase in accumulated other comprehensive (loss).

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2025	December 31, 2024
Capital stock	61%	60%
Retained earnings	40%	40%
Accumulated other comprehensive income (loss)	(1)%	—%
Total GAAP capital	100%	100%

The changes in the components of GAAP capital at June 30, 2025 compared to December 31, 2024 were primarily due to the net change in accumulated other comprehensive (loss) resulting from an increase in unrealized losses on AFS securities.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2025	December 31, 2024
Total GAAP capital	$4,315	$4,235
Exclude: Accumulated other comprehensive (income) loss	43	4
Include: MRCS	292	363
Total regulatory capital	$4,650	$4,602

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the six months ended June 30, 2025, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $422.4 billion.

Changes in Cash Flow. Net cash used in operating activities for the six months ended June 30, 2025 was $(291) million, compared to net cash provided by operating activities for the six months ended June 30, 2024 of $553 million. The net decrease in cash provided of $(844) million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	June 30, 2025		December 31, 2024
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,282	45%	$1,245	43%
Credit unions	505	17%	488	17%
Total depository institutions	1,787	62%	1,733	60%
Insurance companies	825	28%	822	28%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,612	90%	2,555	88%

MRCS:
Depository institutions	290	10%	345	11%
Insurance companies	2	—%	18	1%
Total MRCS	292	10%	363	12%

Total regulatory capital stock	$2,904	100%	$2,918	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	June 30, 2025	December 31, 2024
Required capital stock:
Member capital stock	$2,122	$2,054
MRCS	73	73
Total required capital stock	2,195	2,127

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	490	498
Member capital stock subject to outstanding redemption requests	—	3
MRCS	219	290
Total excess capital stock	709	791

Total regulatory capital stock	$2,904	$2,918

Excess stock as a percentage of regulatory capital stock	24%	27%

The net decrease in total regulatory capital stock was substantially due to the Bank voluntarily repurchasing excess capital stock of $200 million during the six months ended June 30, 2025, partially offset by members' purchases of capital stock to support their advance activity.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average dividend rate[1]	7.87%	7.87%	7.84%	7.64%
Dividend payout ratio[2]	56.87%	53.39%	62.25%	49.88%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at June 30, 2025 and December 31, 2024 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2025	December 31, 2024
Credit risk	$194	$181
Market risk	714	649
Operational risk	273	249

Total risk-based capital requirement	$1,181	$1,079

Permanent capital	$4,650	$4,602

Permanent capital as a percentage of required risk-based capital	394%	427%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market rate environment and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at June 30, 2025 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments. We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of our business operations, and could have impacts on our results of operations and reputation.

Beginning in the second quarter of 2025, the Finance Agency: (i) modified several advisory bulletins applicable to the Bank, including with respect to expectations related to diversity practices with service providers; (ii) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal to repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (iii) designated the number of directorships for each of the FHLBanks across the System starting January 1, 2026, reducing the number of independent director seats for the Bank to six from seven, as discussed in the Bank’s Current Report on Form 8-K filed on July 21, 2025.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see Item 1A. Risk Factors - Business Risk - Legislative and Regulatory - Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership in our 2024 Form 10-K.

Interim Final Rule Extending Compliance Dates for Small Business Lending Rule. On June 18, 2025, the Consumer Financial Protection Bureau ("CFPB") issued the interim rule extending compliance with the small business lending rule which would require financial institutions to compile, maintain, and submit to the CFPB certain data on applications for credit for small businesses, which are businesses with less than $5 million in gross annual revenue in the preceding fiscal year. While we are still analyzing the impact of the final rule, we do not believe any changes will have a material effect on us and our operations.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2025, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 41% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	June 30, 2025
Borrower	Amount	% of Total
Old National Bank	$5,276	13%
Merchants Bank of Indiana	3,686	9%
Delaware Life Insurance Company	2,893	7%
The Lincoln National Life Insurance Company	2,890	7%
First National Bank of America	2,121	5%
Subtotal - five largest borrowers	16,866	41%
Next five largest borrowers	7,640	18%
Remaining borrowers	16,816	41%
Total advances, par value	$41,322	100%

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

	June 30, 2025
Country	AA	A	Total
Domestic	$500	$767	$1,267
Australia	1,300	—	1,300
Canada	—	1,230	1,230
Finland	1,114	—	1,114
Germany	350	—	350
Netherlands	—	150	150
Total unsecured credit exposure	$3,264	$2,147	$5,411

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At June 30, 2025, these investments totaled 292% of total regulatory capital.

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

	June 30, 2025
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$500	$767	$—	$1,267
Securities purchased under agreements to resell	6,000	3,300	400	9,700
Federal funds sold	2,764	1,380	—	4,144
Total short-term investments	9,264	5,447	400	15,111

Trading securities:
U.S. Treasury obligations	1,097	—	—	1,097
Total trading securities	1,097	—	—	1,097

Other investment securities:
U.S. Treasury obligations	5,867	—	—	5,867
GSE and TVA debentures	1,509	—	—	1,509
State housing agency obligations	60	—	—	60
GSE MBS	9,791	—	—	9,791
Other U.S. obligations-guaranteed MBS	3,380	—	—	3,380
Total other investment securities	20,607	—	—	20,607

Total investments, carrying value	$30,968	$5,447	$400	$36,815

Percentage of total	84%	15%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Six Months Ended
LRA Activity	June 30, 2025
Liability, beginning of period	$262
Additions	21
Claims paid	—
Distributions to Participating Financial Institutions	(8)
Liability, end of period	$275

Mortgage Loan Concentration. During the six months ended June 30, 2025, our top-selling PFI sold us mortgage loans totaling $178 million, or 10% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 43% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	June 30, 2025
Michigan	40%
Indiana	35%
California	3%
Florida	2%
Kentucky	2%
All others	18%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	June 30, 2025
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$2,264	$14	$(13)	$1
Liability positions with credit exposure
Uncleared derivatives - AA	544	(14)	14	—
Uncleared derivatives - A	18,174	(369)	371	2
Cleared derivatives[1]	34,885	(19)	460	441
Total derivative positions with credit exposure to non-member counterparties	55,867	(388)	832	444
Total derivative positions with credit exposure to member institutions[2]	110	1	—	1
Subtotal - derivative positions with credit exposure	55,977	$(387)	$832	$445
Derivative positions without credit exposure[3]	13,159

Total derivative positions	$69,136

1    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
2    Includes MDCs from member institutions under our MPP.
3 Represents derivative transactions in which the counterparty has the credit exposure.

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	June 30, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,598	$4,534	$4,465	$4,405	$4,366
Percent change in MVE from base	3.0%	1.5%	—%	(1.3)%	(2.2)%
MVE/book value of equity	99.8%	98.4%	96.9%	95.6%	94.8%
Duration of equity	1.2	1.5	1.4	1.5	0.4

	December 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,535	$4,478	$4,398	$4,314	$4,222
Percent change in MVE from base	3.1%	1.8%	—%	(1.9)%	(4.0)%
MVE/book value of equity	98.6%	97.4%	95.7%	93.8%	91.8%
Duration of equity	1.1	1.6	1.9	2.1	2.3

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

As of June 30, 2025, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 7, 2025	By:	/s/ STEPHANIE L. LESNET
	Name:	Stephanie L. Lesnet
	Title:	Senior Vice President - Chief Accounting Officer