Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Indianapolis
filed 2025-11-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2025
Class A Stock, par value $100	—
Class B Stock, par value $100	29,549,569

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
Special Note Regarding Forward-Looking Statements
Statements in this Form 10-Q, including statements describing our objectives, projections, estimates or predictions, may be considered to be "forward-looking statements." These statements may use forward-looking terminology, such as "anticipates," "believes," "could," "estimates," "may," "should," "expects," "will," or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements involve risk or uncertainty and that actual results either could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•economic and market conditions, including the timing and volume of market activity, inflation or deflation, and changes in the financial condition of market participants;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2025	December 31, 2024
Assets:
Cash and due from banks	$80,302	$70,849
Interest-bearing deposits (Note 3)	1,321,911	856,882
Securities purchased under agreements to resell (Note 3)	6,900,000	7,500,000
Federal funds sold (Note 3)	4,086,000	3,395,000
Trading securities (Note 3)	1,099,243	1,087,930
Available-for-sale securities (amortized cost of $14,905,065 and $14,338,221) (Note 3)	14,912,926	14,349,889
Held-to-maturity securities (estimated fair values of $6,128,991 and $5,796,792) (Note 3)	6,169,866	5,839,377
Advances (Note 4)	39,057,635	39,832,992
Mortgage loans held for portfolio, net (Note 5)	12,389,466	10,795,516
Accrued interest receivable	229,514	207,387
Derivative assets, net (Note 6)	415,208	478,067
Other assets	129,388	120,702

Total assets	$86,791,459	$84,534,591

Liabilities:
Deposits	$877,691	$913,112
Consolidated obligations (Note 7):
Discount notes	28,097,135	25,182,336
Bonds	52,100,580	52,903,029
Total consolidated obligations, net	80,197,715	78,085,365
Accrued interest payable	325,245	360,905
Affordable Housing Program payable (Note 8)	98,804	92,520
Derivative liabilities, net (Note 6)	4,583	9,302
Mandatorily redeemable capital stock (Note 9)	282,363	363,004
Other liabilities	567,829	475,717

Total liabilities	82,354,230	80,299,925

Commitments and contingencies (Note 12)

Capital (Note 9):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 26,650,915 and 25,553,939	2,665,092	2,555,394
Retained earnings:
Unrestricted	1,262,552	1,217,750
Restricted	516,565	466,362
Total retained earnings	1,779,117	1,684,112
Total accumulated other comprehensive income (loss) (Note 10)	(6,980)	(4,840)

Total capital	4,437,229	4,234,666

Total liabilities and capital	$86,791,459	$84,534,591
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income:
Advances	$472,607	$548,614	$1,401,986	$1,571,758
Interest-bearing deposits	22,847	28,398	68,781	88,946
Securities purchased under agreements to resell	40,280	66,559	138,941	134,795
Federal funds sold	52,042	35,309	124,536	157,163
Trading securities	10,473	10,466	31,210	24,429
Available-for-sale securities	186,568	225,375	551,580	668,316
Held-to-maturity securities	78,081	82,579	231,628	239,512
Mortgage loans held for portfolio	133,711	93,065	374,595	255,364
Total interest income	996,609	1,090,365	2,923,257	3,140,283

Interest Expense:
Consolidated obligation discount notes	262,993	252,005	756,014	750,961
Consolidated obligation bonds	586,788	692,230	1,738,324	1,956,814
Deposits	10,057	11,339	29,707	32,576
Mandatorily redeemable capital stock	4,236	5,023	13,083	15,871
Total interest expense	864,074	960,597	2,537,128	2,756,222

Net interest income	132,535	129,768	386,129	384,061
Provision for (reversal of) credit losses	(46)	(68)	(52)	(114)

Net interest income after provision for (reversal of) credit losses	132,581	129,836	386,181	384,175

Other Income:
Net gains on sales of available-for-sale securities	—	—	2,704	1,840
Net gains on trading securities	2,060	24,704	11,313	23,336
Net gains (losses) on derivatives	936	(20,302)	(8,997)	(11,822)
Other, net	5,171	5,076	12,121	12,216
Total other income	8,167	9,478	17,141	25,570

Other Expenses:
Compensation and benefits	16,880	14,643	51,346	46,434
Other operating expenses	9,221	8,961	27,199	26,256
Federal Housing Finance Agency	1,793	1,396	5,378	4,188
Office of Finance	878	1,474	4,246	4,231
Voluntary contributions to housing and community investment	13,372	9,668	29,956	17,111
Other, net	1,690	1,525	4,839	4,495
Total other expenses	43,834	37,667	122,964	102,715

Income before assessments	96,914	101,647	280,358	307,030

Affordable Housing Program assessments	10,115	10,667	29,344	32,290

Net income	$86,799	$90,980	$251,014	$274,740
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$86,799	$90,980	$251,014	$274,740

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	35,586	(33,731)	(3,807)	58,671

Pension benefits, net	319	369	1,667	(1,820)

Total other comprehensive income (loss)	35,905	(33,362)	(2,140)	56,851

Total comprehensive income	$122,704	$57,618	$248,874	$331,591

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2025 and 2024
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

Comprehensive income			69,439	17,360	86,799	35,905	122,704

Proceeds from issuance of capital stock	527	52,626					52,626

Shares reclassified (to) from mandatorily redeemable capital stock, net	2	243					243

Cash dividends on capital stock (8.40% annualized)			(53,403)	—	(53,403)		(53,403)

Balance, September 30, 2025	26,651	$2,665,092	$1,262,552	$516,565	$1,779,117	$(6,980)	$4,437,229

Balance, June 30, 2024	23,455	$2,345,513	$1,189,485	$434,791	$1,624,276	$16,681	$3,986,470

Comprehensive income (loss)			72,784	18,196	90,980	(33,362)	57,618

Proceeds from issuance of capital stock	1,308	130,780					130,780

Redemption/repurchase of capital stock	—	—					—

Cash dividends on capital stock (8.17% annualized)			(47,530)	—	(47,530)		(47,530)

Balance, September 30, 2024	24,763	$2,476,293	$1,214,739	$452,987	$1,667,726	$(16,681)	$4,127,338
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2025 and 2024
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income (loss)			200,811	50,203	251,014	(2,140)	248,874

Proceeds from issuance of capital stock	2,383	238,254					238,254

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Shares reclassified (to) from mandatorily redeemable capital stock, net	(252)	(25,159)					(25,159)

Cash dividends on capital stock (8.23% annualized)			(156,009)	—	(156,009)		(156,009)

Balance, September 30, 2025	26,651	$2,665,092	$1,262,552	$516,565	$1,779,117	$(6,980)	$4,437,229

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			219,792	54,948	274,740	56,851	331,591

Proceeds from issuance of capital stock	2,721	272,077					272,077

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.07% annualized)			(139,185)	—	(139,185)		(139,185)

Balance, September 30, 2024	24,763	$2,476,293	$1,214,739	$452,987	$1,667,726	$(16,681)	$4,127,338

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$251,014	$274,740
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	24,383	24,723
Changes in net derivative and hedging activities	(518,283)	(407,141)
Provision for (reversal of) credit losses	(52)	(114)
Net (gains) on trading securities	(11,313)	(23,336)
Net (gains) on sales of available-for-sale securities	(2,704)	(1,840)
Changes in:
Accrued interest receivable	(21,575)	(2,475)
Other assets	(6,003)	(5,499)
Accrued interest payable	(36,044)	(381)
Other liabilities	80,186	6,661
Total adjustments, net	(491,405)	(409,402)

Net cash (used in) provided by operating activities	(240,391)	(134,662)

Investing Activities:
Net change in:
Interest-bearing deposits	(243,058)	152,808
Securities purchased under agreements to resell	600,000	(500,000)
Federal funds sold	(691,000)	2,001,000
Trading securities:
Proceeds from maturities	—	250,000
Purchases	—	(727,928)
Available-for-sale securities:
Proceeds from paydowns and maturities	225,991	305,200
Proceeds from sales	221,292	220,763
Purchases	(504,448)	(509,238)
Held-to-maturity securities:
Proceeds from paydowns and maturities	525,141	403,128
Purchases	(858,101)	(932,855)
Advances:
Principal repayments	387,232,789	205,802,399
Disbursements to members	(386,095,795)	(208,461,952)
Mortgage loans held for portfolio:
Principal collections	903,102	658,105
Purchases from members	(2,498,609)	(2,001,360)
Purchases of premises, software, and equipment	(7,217)	(9,842)
Loans to other Federal Home Loan Banks:
Principal repayments	1,035,000	57,000
Disbursements	(1,035,000)	(57,000)

Net cash (used in) provided by investing activities	(1,189,913)	(3,349,772)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Financing Activities:
Net change in deposits	(137,981)	95,958
Net proceeds on derivative contracts with financing elements	5,790	7,726
Net proceeds from issuance of consolidated obligations:
Discount notes	594,559,113	613,972,458
Bonds	24,113,449	28,016,875
Payments for matured and retired consolidated obligations:
Discount notes	(591,625,942)	(616,947,680)
Bonds	(25,347,720)	(21,710,800)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	1,250,000	—
Principal repayments	(1,250,000)	—
Proceeds from issuance of capital stock	238,254	272,077
Payments for redemption/repurchase of capital stock	(103,397)	(81,042)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(105,800)	(5,947)
Dividend payments on capital stock	(156,009)	(139,185)

Net cash provided by financing activities	1,439,757	3,480,440

Net increase (decrease) in cash and due from banks	9,453	(3,994)

Cash and due from banks at beginning of period	70,849	58,844

Cash and due from banks at end of period	$80,302	$54,850

Supplemental Disclosures:
Cash activities:
Interest payments	$2,628,399	$2,776,609
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2024 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2025.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three and nine months ended September 30, 2025.

Recently Issued Accounting Guidance

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). On September 18, 2025, the Financial Accounting Standards Board issued a final standard to modernize the accounting for costs to develop internal-use software. The new guidance amends the existing standard with a principles-based capitalization framework that reflects current, more iterative (agile) software development practices.

Under the new standard, entities will start capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function.

The guidance is effective for annual reporting periods beginning after December 15, 2027, although early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Note 3 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. At September 30, 2025 and December 31, 2024, 97% of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties. The NRSRO ratings may differ from any internal ratings of the investments, if applicable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Allowance for Credit Losses. At September 30, 2025 and December 31, 2024, based on our evaluations, no allowance for credit losses on any of our short-term investments was deemed necessary.

Investment Securities.

Trading Securities.

Major Security Types. The following table presents our trading securities by type of security.

Security Type	September 30, 2025	December 31, 2024
U.S. Treasury obligations	$1,099,243	$1,087,930
Total trading securities at estimated fair value	$1,099,243	$1,087,930

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains on trading securities held at period end	$2,060	$24,704	$11,313	$22,867
Net gains on trading securities that matured/sold during the period	—	—	—	469
Net gains on trading securities	$2,060	$24,704	$11,313	$23,336

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,897,658	$3,811	$(1,967)	$5,899,502
GSE and TVA debentures	1,508,300	8,836	(40)	1,517,096
GSE multifamily MBS	7,499,107	19,315	(22,094)	7,496,328
Total AFS securities	$14,905,065	$31,962	$(24,101)	$14,912,926

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost (1)	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,691,550	$5,827	$(2,172)	$5,695,205
GSE and TVA debentures	1,568,805	13,976	(135)	1,582,646
GSE multifamily MBS	7,077,866	21,841	(27,669)	7,072,038
Total AFS securities	$14,338,221	$41,644	$(29,976)	$14,349,889
1    At September 30, 2025 and December 31, 2024, includes net unamortized discounts of $(189,857) and $(222,607), respectively, and fair-value hedging basis adjustments of $(428,893) and $(910,114), respectively. Excludes accrued interest receivable at September 30, 2025 and December 31, 2024 of $66,329 and $58,333, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,344,008	$(939)	$503,398	$(1,028)	$1,847,406	$(1,967)
GSE and TVA debentures	28,386	(40)	—	—	28,386	(40)
GSE multifamily MBS	1,306,097	(4,468)	2,207,157	(17,626)	3,513,254	(22,094)
Total impaired AFS securities	$2,678,491	$(5,447)	$2,710,555	$(18,654)	$5,389,046	$(24,101)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,227,597	$(2,172)	$—	$—	$2,227,597	$(2,172)
GSE and TVA debentures	60,961	(135)	—	—	60,961	(135)
GSE multifamily MBS	762,267	(4,621)	2,569,237	(23,048)	3,331,504	(27,669)
Total impaired AFS securities	$3,050,825	$(6,928)	$2,569,237	$(23,048)	$5,620,062	$(29,976)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$813,609	$816,331	$143,724	$144,049
Due after 1 year through 5 years	6,282,494	6,289,954	6,733,016	6,749,255
Due after 5 years through 10 years	309,855	310,313	383,615	384,547
Total non-MBS	7,405,958	7,416,598	7,260,355	7,277,851
Total MBS	7,499,107	7,496,328	7,077,866	7,072,038
Total AFS securities	$14,905,065	$14,912,926	$14,338,221	$14,349,889

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$—	$221,292	$220,763

Gross gains on sales	$—	$—	$2,704	$1,840
Gross (losses) on sales	—	—	—	—
Net gains on sales of AFS securities	$—	$—	$2,704	$1,840

Allowance for Credit Losses. At September 30, 2025 and December 31, 2024, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because those losses were considered temporary and recovery of the entire amortized cost basis on these securities at maturity was expected.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	September 30, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$59,733	$613	$(1,121)	$59,225
MBS:
Other U.S. obligations - guaranteed single-family	3,267,245	6,678	(18,501)	3,255,422
GSE single-family	2,303,407	1,858	(28,299)	2,276,966
GSE multifamily	539,481	—	(2,103)	537,378
Total MBS	6,110,133	8,536	(48,903)	6,069,766
Total HTM securities	$6,169,866	$9,149	$(50,024)	$6,128,991

	December 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost (1)	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$47,735	$—	$(2,107)	$45,628
MBS:
Other U.S. obligations - guaranteed single-family	3,598,725	9,868	(19,107)	3,589,486
GSE single-family	1,652,532	3,493	(31,998)	1,624,027
GSE multifamily	540,385	—	(2,734)	537,651
Total MBS	5,791,642	13,361	(53,839)	5,751,164
Total HTM securities	$5,839,377	$13,361	$(55,946)	$5,796,792

1    Carrying value equals amortized cost, which includes net unamortized premium at September 30, 2025 and December 31, 2024 of $12,525 and $15,905, respectively. Excludes accrued interest receivable at September 30, 2025 and December 31, 2024 of $10,569 and $10,508, respectively.

Contractual Maturity. Our investments in state housing agency obligations mature in 2055. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Allowance for Credit Losses. At September 30, 2025 and December 31, 2024, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	September 30, 2025		December 31, 2024
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$13,878,420	4.06	$15,054,808	4.17
Due after 1 through 2 years	4,223,332	3.76	3,126,564	3.27
Due after 2 through 3 years	6,510,171	4.04	4,874,797	4.08
Due after 3 through 4 years	3,980,280	4.20	4,850,347	4.14
Due after 4 through 5 years	5,199,263	3.75	4,633,376	4.05
Thereafter	5,227,124	3.72	7,609,715	3.54
Total advances, par value	39,018,590	3.95	40,149,607	3.95
Unamortized discounts	(5,695)		—
Fair-value hedging basis adjustments, net	44,550		(318,967)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	190		2,352
Total advances[1]	$39,057,635		$39,832,992

1    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2025 and December 31, 2024 of $62,029 and $63,554, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Due in 1 year or less	$18,731,724	$19,508,990	$17,938,770	$19,665,958
Due after 1 through 2 years	3,002,672	2,976,664	4,618,432	4,053,564
Due after 2 through 3 years	5,918,668	3,702,587	6,296,171	5,134,897
Due after 3 through 4 years	3,576,930	4,053,844	3,583,030	4,667,347
Due after 4 through 5 years	4,466,853	4,192,926	3,995,163	3,262,126
Thereafter	3,321,743	5,714,596	2,587,024	3,365,715
Total advances, par value	$39,018,590	$40,149,607	$39,018,590	$40,149,607

Advance Concentrations. At September 30, 2025 and December 31, 2024, our top borrower held 13% and 11%, respectively, and our top five borrowers held 39% and 40%, respectively, of total advances outstanding at par.

Allowance for Credit Losses. At September 30, 2025 and December 31, 2024, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis and the repayment history on advances, no allowance for credit losses on advances was deemed necessary.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	September 30, 2025	December 31, 2024
Fixed-rate long-term mortgages	$11,566,033	$9,958,543
Fixed-rate medium-term[1] mortgages	586,963	632,229
Total mortgage loans held for portfolio, UPB	12,152,996	10,590,772
Unamortized premiums	255,525	224,988
Unamortized discounts	(16,039)	(13,583)
Hedging basis adjustments, net	(2,891)	(6,536)
Total mortgage loans held for portfolio	12,389,591	10,795,641
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$12,389,466	$10,795,516
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at September 30, 2025 and December 31, 2024 of $77,847 and $60,721, respectively.

Type	September 30, 2025	December 31, 2024
Conventional	$11,806,417	$10,322,376
Government-guaranteed or -insured	346,579	268,396
Total mortgage loans held for portfolio, UPB	$12,152,996	$10,590,772

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at September 30, 2025 and December 31, 2024 totaled $67,544 and $73,424, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	September 30, 2025			December 31, 2024
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$62,078,527	$364,839	$645,876	$64,974,465	$676,279	$1,020,918
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	9,240,594	401	449	13,117,348	624	247
Swaptions	100,000	450	—	—	—	—
Interest-rate caps/floors	331,100	294	—	906,100	1,174	—
Interest-rate forwards	74,900	228	1	107,500	1,563	—
MDCs	72,594	21	77	107,682	41	371
Total derivatives not designated as hedging instruments	9,819,188	1,394	527	14,238,630	3,402	618
Total derivatives before adjustments	$71,897,715	366,233	646,403	$79,213,095	679,681	1,021,536
Netting adjustments and cash collateral[1]		48,975	(641,820)		(201,614)	(1,012,234)
Total derivatives, net, at estimated fair value		$415,208	$4,583		$478,067	$9,302

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2025 and December 31, 2024, including accrued interest, totaled $807,400 and $1,030,169, respectively. Cash collateral received from counterparties and held at September 30, 2025 and December 31, 2024, including accrued interest, totaled $116,605 and $219,550, respectively.

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

	September 30, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$364,813	$634,986	$674,368	$1,020,626
Cleared	1,399	11,340	5,272	539
Total gross recognized amount	366,212	646,326	679,640	1,021,165
Gross amounts of netting adjustments and cash collateral
Uncleared	(363,334)	(630,480)	(669,265)	(1,011,695)
Cleared	412,309	(11,340)	467,651	(539)
Total gross amounts of netting adjustments and cash collateral	48,975	(641,820)	(201,614)	(1,012,234)
Net amounts after netting adjustments and cash collateral
Uncleared	1,479	4,506	5,103	8,931
Cleared	413,708	—	472,923	—
Total net amounts after netting adjustments and cash collateral	415,187	4,506	478,026	8,931
Derivative instruments not meeting netting requirements[1]	21	77	41	371
Total derivatives, net, at estimated fair value	$415,208	$4,583	$478,067	$9,302

1    Consists of MDCs.

The following table presents the impact of our active and discontinued qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$65,439	$85,133	$(186)	$(94,277)	$56,109
Net gains (losses) on derivatives²	(33,504)	(24,216)	306	102,001	44,587
Net gains (losses) on hedged items³	33,707	9,243	348	(102,356)	(59,058)
Price alignment interest	(262)	(2,969)	(4)	(128)	(3,363)
Net impact on net interest income	$65,380	$67,191	$464	$(94,760)	$38,275

Total interest income (expense) recorded in the statement of income[4]	$472,607	$186,568	$(262,993)	$(586,788)	$(190,606)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended September 30, 2024
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$134,889	$127,902	$—	$(225,291)	$37,500
Net gains (losses) on derivatives²	(430,385)	(156,449)	—	536,406	(50,428)
Net gains (losses) on hedged items³	436,271	145,298	—	(540,232)	41,337
Price alignment interest	(2,171)	(5,896)	—	(476)	(8,543)
Net impact on net interest income	$138,604	$110,855	$—	$(229,593)	$19,866

Total interest income (expense) recorded in the statement of income[4]	$548,614	$225,375	$(252,005)	$(692,230)	$(170,246)

	Nine Months Ended September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$206,919	$254,558	$(186)	$(299,503)	$161,788
Net gains (losses) on derivatives²	(322,733)	(161,814)	306	428,176	(56,065)
Net gains (losses) on hedged items³	319,969	119,941	348	(427,878)	12,380
Price alignment interest	(3,461)	(12,092)	(4)	(682)	(16,239)
Net impact on net interest income	$200,694	$200,593	$464	$(299,887)	$101,864

Total interest income (expense) recorded in the statement of income[4]	$1,401,986	$551,580	$(756,014)	$(1,738,324)	$(540,772)

	Nine Months Ended September 30, 2024
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$421,449	$387,935	$—	$(714,451)	$94,933
Net gains (losses) on derivatives²	(283,282)	(83,960)	—	607,616	240,374
Net gains (losses) on hedged items³	292,996	46,904	—	(611,909)	(272,009)
Price alignment interest	(14,682)	(21,402)	—	(1,047)	(37,131)
Net impact on net interest income	$416,481	$329,477	$—	$(719,791)	$26,167

Total interest income (expense) recorded in the statement of income[4]	$1,571,758	$668,316	$(750,961)	$(1,956,814)	$(467,701)

1    Represents interest income/expense on derivatives in active qualifying fair-value hedging relationships. Net interest settlements on derivatives that are not in qualifying fair-value hedging relationships are reported in other income.
2    Includes increases (decreases) in estimated fair value and swap fees received (paid) resulting from terminations of derivatives.
3    Includes increases (decreases) in estimated fair value and amortization of net gains and losses on ineffective and discontinued fair-value hedging relationships.
4    For advances, AFS securities, discount notes and CO bonds only.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2025	2024	2025	2024
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$2,229	$(22,294)	$(8,400)	$(17,599)
Swaptions	(178)	—	(348)	—
Interest-rate caps/floors	(79)	(500)	(880)	(772)
Interest-rate forwards	(548)	(2,063)	(4,327)	(2,391)
Net interest settlements[1]	(853)	2,591	1,174	6,868
MDCs	365	1,964	3,784	2,072
Net gains (losses) on derivatives in other income	$936	$(20,302)	$(8,997)	$(11,822)

1    Relates to derivatives that are not in qualifying fair-value hedging relationships. The interest income/expense of the associated hedged items is recorded in net interest income.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in active or discontinued qualifying fair-value hedging relationships.

	September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$22,251,981	$14,905,065	$13,660,990	$18,137,475

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$44,550	$(552,338)	$(348)	$(533,455)
For discontinued fair-value hedging relationships	—	123,445	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$44,550	$(428,893)	$(348)	$(533,455)

	December 31, 2024
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$22,584,803	$14,338,221	$—	$25,182,096

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$(318,967)	$(1,080,359)	$—	$(961,333)
For discontinued fair-value hedging relationships	—	170,245	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(318,967)	$(910,114)	$—	$(961,333)

1    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at September 30, 2025 and December 31, 2024 both equaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2025	December 31, 2024
Par value	$28,205,046	$25,293,510
Unamortized discounts	(107,305)	(110,905)
Unamortized concessions	(258)	(269)
Fair-value hedging basis adjustments, net	(348)	—
Book value	$28,097,135	$25,182,336

Weighted average effective interest rate	4.11%	4.40%

CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2025	December 31, 2024
Fixed-rate	$29,271,720	$35,342,355
Simple variable-rate	22,591,000	17,319,500
Step-up	773,500	1,198,500
Total CO bonds, par value	$52,636,220	$53,860,355

The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,556,445	3.35	$21,862,970	3.65
Due after 1 through 2 years	14,084,630	3.60	15,037,435	2.96
Due after 2 through 3 years	2,698,290	3.09	3,015,800	2.50
Due after 3 through 4 years	2,304,980	3.58	2,317,520	3.00
Due after 4 through 5 years	2,272,900	4.17	3,117,630	4.46
Thereafter	9,718,975	3.62	8,509,000	3.38
Total CO bonds, par value	52,636,220	3.50	53,860,355	3.37
Unamortized premiums	20,547		24,889
Unamortized discounts	(6,585)		(7,992)
Unamortized concessions	(16,147)		(12,890)
Fair-value hedging basis adjustments, net	(533,455)		(961,333)
Total CO bonds, carrying value	$52,100,580		$52,903,029

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2025	December 31, 2024
Non-callable / non-putable	$27,518,220	$27,334,855
Callable	25,118,000	26,525,500
Total CO bonds, par value	$52,636,220	$53,860,355

Year of Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Due in 1 year or less	$38,631,945	$42,042,970
Due after 1 through 2 years	11,427,130	9,330,935
Due after 2 through 3 years	1,169,790	726,300
Due after 3 through 4 years	742,480	1,061,020
Due after 4 through 5 years	177,900	212,130
Thereafter	486,975	487,000
Total CO bonds, par value	$52,636,220	$53,860,355

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

The following table presents the activity in our Affordable Housing Program payable.

	Three Months Ended September 30,		Nine Months Ended September 30,
AHP Activity	2025	2024	2025	2024
Liability at beginning of period	$88,820	$73,791	$92,520	$68,301
Assessments	10,115	10,667	29,344	32,290
Voluntary contributions to AHP	3,354	1,015	3,384	4,459
Supplemental voluntary contributions to AHP	1,337	1,362	2,995	1,362
Subsidy usage, net[1]	(4,822)	(7,065)	(29,439)	(26,642)
Liability at end of period	$98,804	$79,770	$98,804	$79,770

1    Subsidies disbursed are reported net of returns/recaptures of previously disbursed subsidies.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the activity in our voluntary contribution liability (non-AHP).

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Voluntary Contribution Activity	2025	2024	2025	2024
Liability at beginning of period	$5,728	$3,864	$7,341	$1,188
Voluntary contributions to housing and community investment	8,681	7,291	23,577	11,290
Voluntary grants and donations disbursed, net[1]	(9,640)	(8,304)	(26,149)	(9,627)
Liability at end of period	$4,769	$2,851	$4,769	$2,851

1    Grants and donations disbursed are reported net of returns/recaptures of previously disbursed grants.

Note 9 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	September 30, 2025	December 31, 2024
Class B-1 [1]	$741,666	$614,447
Class B-2 [2]	1,923,426	1,940,947
Total Class B outstanding, par value	$2,665,092	$2,555,394

1    Non-activity-based stock.
2    Activity-based stock.

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2025	2024	2025	2024
Liability at beginning of period	$291,617	$363,118	$363,004	$369,041
Reclassification (to) from capital stock	(243)	—	25,159	—
Redemptions/repurchases	(9,011)	(24)	(105,800)	(5,947)
Liability at end of period	$282,363	$363,094	$282,363	$363,094

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2025	December 31, 2024
Past contractual redemption date[1]	$579	$9,748
Year 1	—	19,179
Year 2	—	3,674
Year 3	255,483	329,232
Year 4	1,933	12
Year 5	24,368	1,159
Total MRCS, par value	$282,363	$363,004

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

The following table presents the distributions related to our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Distributions	2025	2024	2025	2024
Recorded as interest expense	$4,236	$5,023	$13,083	$15,871
Recorded as distributions from retained earnings	—	—	384	—
Total	$4,236	$5,023	$13,467	$15,871

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,154,575	$4,726,572	$1,078,665	$4,602,510

Total regulatory capital	$3,471,658	$4,726,572	$3,381,384	$4,602,510
Total regulatory capital-to-assets ratio	4.00%	5.45%	4.00%	5.44%

Leverage capital	$4,339,573	$7,089,858	$4,226,730	$6,903,765
Leverage ratio	5.00%	8.17%	5.00%	8.17%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, June 30, 2025	$(27,725)	$(15,160)	$(42,885)
OCI before reclassifications:
Net change in unrealized gains	35,586	—	35,586
Reclassifications from OCI to net income:
Pension benefits, net	—	319	319
Total other comprehensive income	35,586	319	35,905
Balance, September 30, 2025	$7,861	$(14,841)	$(6,980)

Balance, June 30, 2024	$32,625	$(15,944)	$16,681
OCI before reclassifications:
Net change in unrealized gains (losses)	(33,731)	—	(33,731)
Reclassifications from OCI to net income:
Pension benefits, net	—	369	369
Total other comprehensive income (loss)	(33,731)	369	(33,362)
Balance, September 30, 2024	$(1,106)	$(15,575)	$(16,681)

AOCI Rollforward	Unrealized Gains (Losses) on AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2024	$11,668	$(16,508)	$(4,840)
OCI before reclassifications:
Net change in unrealized gains (losses)	(1,103)	—	(1,103)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(2,704)	—	(2,704)
Pension benefits, net	—	1,667	1,667
Total other comprehensive income (loss)	(3,807)	1,667	(2,140)
Balance, September 30, 2025	$7,861	$(14,841)	$(6,980)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)
OCI before reclassifications:
Net change in unrealized gains	60,511	—	60,511
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(1,840)	—	(1,840)
Pension benefits, net	—	(1,820)	(1,820)
Total other comprehensive income (loss)	58,671	(1,820)	56,851
Balance, September 30, 2024	$(1,106)	$(15,575)	$(16,681)

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

	September 30, 2025
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$80,302	$80,302	$80,302	$—	$—	$—
Interest-bearing deposits	1,321,911	1,321,911	1,321,861	50	—	—
Securities purchased under agreements to resell	6,900,000	6,900,000	—	6,900,000	—	—
Federal funds sold	4,086,000	4,086,000	—	4,086,000	—	—
Trading securities	1,099,243	1,099,243	—	1,099,243	—	—
AFS securities	14,912,926	14,912,926	—	14,912,926	—	—
HTM securities	6,169,866	6,128,991	—	6,128,991	—	—
Advances	39,057,635	38,957,798	—	38,957,798	—	—
Mortgage loans held for portfolio, net	12,389,466	11,932,975	—	11,928,113	4,862	—
Accrued interest receivable	229,514	229,514	—	229,514	—	—
Derivative assets, net	415,208	415,208	—	366,233	—	48,975
Grantor trust assets[2]	77,744	77,744	77,744	—	—	—

Liabilities:
Deposits	877,691	877,691	—	877,691	—	—
Consolidated obligations:
Discount notes	28,097,135	28,100,675	—	28,100,675	—	—
Bonds	52,100,580	51,630,690	—	51,630,690	—	—
Accrued interest payable	325,245	325,245	—	325,245	—	—
Derivative liabilities, net	4,583	4,583	—	646,403	—	(641,820)
MRCS	282,363	282,363	282,363	—	—	—

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

Valuation Techniques and Significant Inputs. No significant changes were made during the nine months ended September 30, 2025.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Estimated Fair Value Measurements. The following tables present, by level within the fair value hierarchy, the estimated fair value of our financial assets and liabilities that are recorded at estimated fair value on a recurring or non-recurring basis on our statement of condition.

	September 30, 2025
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,099,243	$—	$1,099,243	$—	$—
Total trading securities	1,099,243	—	1,099,243	—	—
AFS securities:
U.S. Treasury obligations	5,899,502	—	5,899,502	—	—
GSE and TVA debentures	1,517,096	—	1,517,096	—	—
GSE multifamily MBS	7,496,328	—	7,496,328	—	—
Total AFS securities	14,912,926	—	14,912,926	—	—
Derivative assets:
Interest-rate related	415,187	—	366,212	—	48,975
MDCs	21	—	21	—	—
Total derivative assets, net	415,208	—	366,233	—	48,975
Other assets:
Grantor trust assets	77,744	77,744	—	—	—
Total assets at recurring estimated fair value	$16,505,121	$77,744	$16,378,402	$—	$48,975

Derivative liabilities:
Interest-rate related	$4,506	$—	$646,326	$—	$(641,820)
MDCs	77	—	77	—	—
Total derivative liabilities, net	4,583	—	646,403	—	(641,820)
Total liabilities at recurring estimated fair value	$4,583	$—	$646,403	$—	$(641,820)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 12 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2025			December 31, 2024
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$1,267,483	$338,927	$1,606,410	$531,390
Commitments for standby bond purchases	—	373,735	373,735	215,825
Unused lines of credit - advances[2]	1,342,556	—	1,342,556	1,349,550
Commitments to fund additional advances[3]	5,050	—	5,050	4,087
Commitments to purchase mortgage loans, net[4]	72,594	—	72,594	107,682
Unsettled CO bonds, at par	170,000	—	170,000	620,000
1    There were no unconditional commitments to issue standby letters of credit at September 30, 2025. The amount at December 31, 2024 excludes unconditional commitments to issue standby letters of credit of $273.
2    Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at September 30, 2025 and December 31, 2024 totaled $806,048 and $1,028,019, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At September 30, 2025, the agreements outstanding expire no later than 2030, although some may be renewable at our option. We were not required to purchase any bonds under these agreements as of September 30, 2025.

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

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net capital stock issuances (redemptions and repurchases)	$680	$239	$1,179	$624
Net advances (repayments)	11,000	(25,000)	146,188	(21,540)
Mortgage loan purchases	18,306	25,958	56,516	62,386

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	September 30, 2025		December 31, 2024
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$46,366	2%	$58,502	2%
Advances	628,474	2%	734,786	2%

The composition of our directors' financial institutions changed due to changes in board membership on January 1, 2025 resulting from the 2024 board of directors' election.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at September 30, 2025 or December 31, 2024.

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

In May 2025, Moody’s downgraded the long-term credit ratings of the United States and in turn, the long-term rating of consolidated obligations and our long-term bank deposit ratings were also downgraded from Aaa to Aa1 with outlooks changing from negative to stable. As discussed in our Form 10-K, rating agency actions could adversely affect our cost of funds, our ability to access the capital markets, and/or our ability to enter into derivative instrument transactions on acceptable terms. The downgrade did not impact any current obligations of the Bank or our members, nor did it have an impact on our cost of funding, access to liquidity or our financial condition and results of operations.

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

Due to our cooperative ownership structure and wholesale nature, we typically earn a narrow interest spread. Accordingly, our earnings are relatively low compared to our total assets and capital.

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

Economy and Financial Markets. Despite elevated economic uncertainty caused by escalating trade wars, a prolonged federal government shutdown and a stagnant job market, consumer spending remained strong in the third quarter and continues to outpace inflation. The estimated unemployment rate for September 2025 was slightly higher than the second quarter’s rate but still low by historical measures.

U.S. inflation, as measured by the Consumer Price Index published by the U.S. Labor Department, rose in September 2025 to an annual rate of 3.0%, the fastest pace since January 2025. The associated measure of core prices, which excludes volatile food and energy prices, also rose 3.0% compared to a year earlier.

The federal government shutdown commenced October 1, 2025 and has resulted in an interruption of certain federal government services. It remains unknown what impact, if any, the federal government shutdown will have on economic activity, including economic growth and labor market conditions, although there are indications that, among other things, the shutdown may have adversely impacted economic growth. For additional discussion of the risks that may result from the shutdown, see Item 1A. Risk Factors – Business Risk – Economic - Economic Conditions and Policy, or Global Political or Economic Events Could Have an Adverse Effect on Our Business, Liquidity, Financial Condition, and Results of Operations in our 2024 Form 10-K.

Conditions in U.S. Housing Markets. Elevated mortgage interest rates continue to keep buyers out of the market as many homeowners are reluctant to sell and give up their existing low mortgage rates, reducing the available inventory of homes for sale.

Lower demand and lower, but rising, supply has resulted in declining existing-home sales and stubbornly high prices. However, existing-home sales, which comprise most of the housing market, rose in September to a seven-month high according to the National Association of Realtors ("NAR"), coinciding with declining mortgage rates.

Housing affordability, particularly for first-time home buyers, remains well below historic norms according to the most recent NAR affordability index.

Interest Rate Levels and Volatility. The Federal Reserve seeks to achieve maximum employment and inflation at the rate of 2% over the longer run. In support of these goals and in light of the shift in balance of these risks, at its meeting on September 17, 2025, the FOMC decided to lower the target range by 1/4 percentage point to 4.00 to 4.25 percent, stating that "uncertainty about the economic outlook remains elevated and downside risks to unemployment have risen."

The following table presents certain key interest rates.

	Average for Three Months Ended		Average for Nine Months Ended		Period End
	September 30,		September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Federal Funds Effective	4.30%	5.27%	4.32%	5.31%	4.09%	4.33%
SOFR	4.33%	5.28%	4.33%	5.30%	4.24%	4.49%
1-week Overnight-Indexed Swap	4.28%	5.24%	4.31%	5.30%	4.09%	4.33%
3-month U.S. Treasury yield	4.19%	5.13%	4.27%	5.30%	3.94%	4.32%
2-year U.S Treasury yield	3.73%	4.06%	3.92%	4.46%	3.61%	4.24%
10-year U.S. Treasury yield	4.26%	3.96%	4.36%	4.18%	4.15%	4.57%

Source: Bloomberg

The level and volatility of interest rates, including the shape of the yield curve, were affected by several factors, principally efforts by the Federal Reserve beginning in late March 2022 to raise interest rates and tighten monetary policy to combat high inflation.

As the FOMC raised short-term rates, portions of the Treasury yield curve became inverted. The 2-year rate was consistently higher than the 10-year rate. Investors use the 10-year Treasury yield as an indicator of investor confidence. The 2-year rate fell below the 10-year rate during the latter part of 2024, as that portion of the yield curve steepened, and has remained that way in 2025.

At its meeting on October 29, 2025, the FOMC decided to lower the target range by 1/4 percentage point to 3.75 to 4.00 percent, stating that "uncertainty about the economic outlook remains elevated and downside risks to employment rose in recent months." Additionally, the FOMC decided to conclude the reduction of its aggregate securities holdings on December 1, 2025, signaling the end of its quantitative tightening program.

Impact on Operating Results. Lending and investing activity by our member institutions are key drivers for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets.

Positive economic trends may increase demand by our members for advances to support their funding needs but can drive market interest rates higher, which can impair activity in the mortgage market. A less active mortgage market can adversely affect demand for advances and activity levels in our Advantage MPP. However, member demand for liquidity, particularly during stressed market conditions, can also lead to advances growth. Negative economic trends may decrease demand by our members for advances but can drive market interest rates lower, which can spur activity in the mortgage market. A more active mortgage market can positively affect demand for advances and our Advantage MPP.

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

Results of Operations and Changes in Financial Condition

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Comprehensive Income	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest income	$997	$1,090	$(93)	(9)%	$2,923	$3,140	$(217)	(7)%
Interest expense	864	960	(96)	(10)%	2,537	2,756	(219)	(8)%
Net interest income after provision for (reversal of) credit losses	133	130	3	2%	386	384	2	1%
Other income	8	9	(1)		17	26	(9)
Other expenses	44	37	7		123	103	20
Income before assessments	97	102	(5)	(5)%	280	307	(27)	(9)%
AHP assessments	10	11	(1)		29	32	(3)

Net income	87	91	(4)	(5)%	251	275	(24)	(9)%
Total other comprehensive income (loss)	36	(33)	69		(2)	57	(59)

Total comprehensive income	$123	$58	$65	113%	$249	$332	$(83)	(25)%

Net income for the three months ended September 30, 2025 was $87 million, a net decrease of $4 million compared to the corresponding period in the prior year. The decrease was primarily due to net unrealized losses on qualifying fair-value hedging relationships and an increase in voluntary contributions to affordable housing and community investment programs, partially offset by higher advance prepayment fees, net of swap termination fees.

Net income for the nine months ended September 30, 2025 was $251 million, a net decrease of $24 million compared to the corresponding period in the prior year. The decrease was primarily due to net unrealized losses on qualifying fair-value and economic hedging relationships and a substantial increase in voluntary contributions to affordable housing and community investment programs, partially offset by higher advance prepayment fees, net of swap termination fees.

The net change in total OCI for the three months ended September 30, 2025 consisted substantially of net unrealized gains on AFS securities compared to net unrealized losses for the corresponding period in the prior year. The net change in total OCI for the nine months ended September 30, 2025 consisted substantially of net unrealized losses on AFS securities compared to net unrealized gains for the corresponding period in the prior year.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios (annualized)	2025	2024	2025	2024
Return on average assets	0.41%	0.46%	0.40%	0.49%
Return on average equity	7.88%	9.11%	7.82%	9.37%

The decline in the returns for the three and nine months ended September 30, 2025 compared to the corresponding periods in the prior year was due to lower net income and higher average balances.

Changes in Financial Condition for the Nine Months Ended September 30, 2025.

The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2025	December 31, 2024	$ Change	% Change
Advances	$39,058	$39,833	$(775)	(2)%
Mortgage loans held for portfolio, net	12,389	10,796	1,593	15%
Liquidity investments[1]	13,487	12,911	576	4%
Other investment securities[2]	21,083	20,189	894	4%
Other assets	774	806	(32)	(4)%
Total assets	$86,791	$84,535	$2,256	3%

Consolidated obligations	$80,198	$78,085	$2,113	3%
MRCS	282	363	(81)	(22)%
Other liabilities	1,874	1,852	22	1%
Total liabilities	82,354	80,300	2,054	3%

Capital stock	2,665	2,555	110	4%
Retained earnings[3]	1,779	1,684	95	6%
Accumulated other comprehensive income (loss)	(7)	(4)	(3)	(44)%
Total capital	4,437	4,235	202	5%

Total liabilities and capital	$86,791	$84,535	$2,256	3%

Total regulatory capital[4]	$4,726	$4,602	$124	3%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.
3    Includes restricted retained earnings at September 30, 2025 and December 31, 2024 of $517 million and $466 million, respectively.
4    Total capital less AOCI plus MRCS.

Total assets at September 30, 2025, were $86.8 billion, a net increase of $2.3 billion, or 3%, from December 31, 2024, primarily due to the increase in mortgage loans held for portfolio.

Advances outstanding at September 30, 2025, at carrying value, totaled $39.1 billion, a net decrease of $775 million, or 2%, from December 31, 2024.

Mortgage loans held for portfolio at September 30, 2025 totaled $12.4 billion, a net increase of $1.6 billion, or 15%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers. Purchases of mortgage loans from members for the nine months ended September 30, 2025 totaled $2.5 billion.

Liquidity investments at September 30, 2025 totaled $13.5 billion, a net increase of $576 million, or 4%, from December 31, 2024. Cash and short-term investments represented 92% of the total liquidity investments at September 30, 2025, while U.S. Treasury obligations represented 8%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at September 30, 2025, totaled $21.1 billion, a net increase of $894 million, or 4%, from December 31, 2024.

The Bank's consolidated obligations outstanding at September 30, 2025 totaled $80.2 billion, a net increase of $2.1 billion, or 3%, from December 31, 2024, which reflected increased funding needs associated with the net increase in the Bank's total assets.

Total capital at September 30, 2025 was $4.4 billion, a net increase of $202 million, or 5%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advance activity and the growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter.

The Bank's regulatory capital-to-assets ratio at September 30, 2025 was 5.45%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial and economic environments.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On October 28, 2025, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.50%, resulting in a spread between the rates of 5.0 percentage points. The overall weighted-average annualized rate paid on member capital stock was 8.16%. The dividends were paid in cash on October 29, 2025.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict.

Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the three months ended September 30, 2025 totaled $997 million, a decrease of $93 million compared to the corresponding period in the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-earning assets and advance prepayment fees, net of swap termination fees.

Interest income for the nine months ended September 30, 2025 totaled $2.9 billion, a decrease of $217 million compared to the corresponding period in the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-earning assets and advance prepayment fees, net of swap termination fees.

The following table presents the components of advance prepayment fees included in interest income ($ amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2025	2024	2025	2024
Gross amount of prepayment fees received from advance borrowers	$13	$—	$16	$—
Gross amount of prepayment credits paid to advance borrowers	—	—	(2)	(1)
Gross advance prepayment fees received (paid)	13	—	14	(1)
Swap termination fees received (paid)	(7)	—	(1)	1
Total advance prepayment fees, net	$6	$—	$13	$—

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

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the three months ended September 30, 2025 totaled $864 million, a decrease of $96 million compared to the corresponding period in the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-bearing liabilities.

Interest expense for the nine months ended September 30, 2025 totaled $2.5 billion, a decrease of $219 million compared to the corresponding period in the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances of interest-earning assets and interest-bearing liabilities.

The increase in net interest income for the three months ended September 30, 2025 compared to the corresponding period in the prior year was substantially due to higher interest spreads on interest-earnings assets, net of interest-bearing liabilities, partially offset by lower earnings on the portion of the Bank's assets funded by its capital and net unrealized losses on qualifying fair-value hedging relationships.

The increase in net interest income for the nine months ended September 30, 2025 compared to the corresponding period in the prior year was substantially due to higher interest spreads on interest-earnings assets, net of interest-bearing liabilities, partially offset by lower earnings on the portion of the Bank's assets funded by its capital and net unrealized losses on qualifying fair-value hedging relationships.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging losses for the three months ended September 30, 2025 of $(467) thousand, compared to net hedging gains for the corresponding period in the prior year of $5 million, and net hedging losses for the nine months ended September 30, 2025 of $(3) million, compared to net hedging gains for the corresponding period in the prior year of $10 million.

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

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$3,670	$40	4.35%	$4,940	$67	5.36%
Federal funds sold	4,717	52	4.38%	2,617	35	5.37%
MBS[3,4]	13,456	174	5.14%	12,565	197	6.24%
Other investment securities[3,4]	8,537	101	4.68%	8,633	121	5.59%
Advances[4]	39,375	473	4.76%	38,107	549	5.73%
Mortgage loans held for portfolio[4,5]	12,248	134	4.33%	9,682	93	3.82%
Other assets (interest-earning)[6]	2,123	23	4.27%	2,177	28	5.19%
Total interest-earning assets	84,126	997	4.70%	78,721	1,090	5.51%
Other assets, net[7]	28			(379)
Total assets	$84,154			$78,342

Liabilities and Capital:
Interest-bearing deposits	$963	10	4.14%	$881	11	5.12%
Discount notes[4]	24,441	263	4.27%	18,920	252	5.30%
CO bonds[4]	53,121	587	4.38%	53,324	692	5.16%
MRCS	291	4	5.78%	363	5	5.50%
Total interest-bearing liabilities	78,816	864	4.35%	73,488	960	5.20%
Other liabilities	966			882
Total capital	4,372			3,972
Total liabilities and capital	$84,154			$78,342

Net interest income		$133			$130

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.35%			0.31%

Net interest margin[8]			0.62%			0.66%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1,2]
Assets:
Securities purchased under agreements to resell	$4,235	$139	4.39%	$3,343	$135	5.39%
Federal funds sold	3,794	124	4.39%	3,883	157	5.41%
MBS[3,4]	13,218	517	5.22%	12,194	578	6.33%
Other investment securities[3,4]	8,471	298	4.70%	8,316	354	5.69%
Advances[4]	39,526	1,402	4.74%	36,487	1,572	5.75%
Mortgage loans held for portfolio[4,5]	11,681	374	4.29%	9,176	255	3.72%
Other assets (interest-earning)[6]	2,154	69	4.28%	2,251	89	5.28%
Total interest-earning assets	83,079	2,923	4.70%	75,650	3,140	5.54%
Other assets, net[7]	31			(467)
Total assets	$83,110			$75,183

Liabilities and Capital:
Interest-bearing deposits	$956	30	4.15%	$839	32	5.18%
Discount notes[4]	23,473	756	4.31%	18,788	751	5.34%
CO bonds[4]	53,157	1,738	4.37%	50,530	1,957	5.17%
MRCS	307	13	5.70%	366	16	5.79%
Total interest-bearing liabilities	77,893	2,537	4.35%	70,523	2,756	5.22%
Other liabilities	923			744
Total capital	4,294			3,916
Total liabilities and capital	$83,110			$75,183

Net interest income		$386			$384

Net spread on interest-earning assets less interest-bearing liabilities[2]			0.35%			0.32%

Net interest margin[8]			0.62%			0.68%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

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

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$(16)	$(11)	$(27)	$32	$(28)	$4
Federal funds sold	24	(7)	17	(4)	(29)	(33)
MBS	13	(36)	(23)	47	(108)	(61)
Other investment securities	(1)	(19)	(20)	3	(59)	(56)
Advances	18	(94)	(76)	123	(293)	(170)
Mortgage loans held for portfolio	27	14	41	77	42	119
Other assets (interest-earning)	—	(5)	(5)	(4)	(16)	(20)
Total	65	(158)	(93)	274	(491)	(217)
Increase (decrease) in interest expense:
Interest-bearing deposits	1	(2)	(1)	4	(6)	(2)
Discount notes	65	(54)	11	167	(162)	5
CO bonds	(2)	(103)	(105)	98	(317)	(219)
MRCS	(1)	—	(1)	(3)	—	(3)
Total	63	(159)	(96)	266	(485)	(219)

Increase (decrease) in net interest income	$2	$1	$3	$8	$(6)	$2

Average Balances. The average balances of interest-earning assets for the three months ended September 30, 2025 increased by 7% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 27% as a result of increases in purchases from our members. The average balances of advances increased by 3% as a result of growth in advance demand. The average balances of MBS and other investment securities increased by 4%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the three months ended September 30, 2025 increased by 7% compared to the corresponding period in the prior year. The average balances of discount notes increased by 29%, reflecting increased funding needs. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 1%.

The average balances of interest-earning assets for the nine months ended September 30, 2025 increased by 10% compared to the corresponding period in the prior year. The average balances of mortgage loans increased by 27% as a result of increases in purchases from our members. The average balances of advances increased by 8% as a result of growth in advance demand. The average balances of MBS and other investment securities increased by 6%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the nine months ended September 30, 2025 increased by 10% compared to the corresponding period in the prior year. The average balances of discount notes increased by 25% and the average balances of CO bonds increased by 5%, reflecting increased funding needs. As a result, the average balances of total interest-earning assets, net of interest-bearing liabilities, increased by 1%.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities and associated derivatives, for the three months ended September 30, 2025 was 4.70%, a decrease of 81 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and (losses), for the three months ended September 30, 2025 was 4.35%, a decrease of 85 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was an increase in the overall net interest spread of 4 bps, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, compared to the corresponding period in the prior year.

The average yield on total interest-earning assets, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities and associated derivatives, for the nine months ended September 30, 2025 was 4.70%, a decrease of 84 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and (losses), for the nine months ended September 30, 2025 was 4.35%, a decrease of 87 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was an increase in the overall net interest spread of 3 bps, including the impact of hedging gains and (losses) but excluding certain impacts of trading securities, compared to the corresponding period in the prior year.

Net interest margin for the three months ended September 30, 2025 was 0.62%, a decrease of 4 bps compared to the corresponding period in the prior year, primarily due to lower interest income on the portion of the Bank's assets funded by its capital.

Net interest margin for the nine months ended September 30, 2025 was 0.62%, a decrease of 6 bps compared to the corresponding period in the prior year, primarily due to lower interest income on the portion of the Bank's assets funded by its capital.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2025	2024	2025	2024
Net unrealized gains on trading securities¹	$2	$25	$11	$24
Net realized gains (losses) on trading securities²	—	—	—	(1)
Net gains on trading securities	2	25	11	23

Net gains (losses) on derivatives hedging trading securities	1	(23)	(5)	(19)
Net gains (losses) on other derivatives not designated as hedging instruments³	1	—	(5)	—
Net interest settlements on economic derivatives[4]	(1)	3	1	7
Net gains (losses) on derivatives	1	(20)	(9)	(12)

Change in fair value of investments indirectly funding the liabilities under the SERP	3	3	7	7

Net realized gains on sales of AFS securities	—	—	3	2

Other, net	2	1	5	6

Total other income	$8	$9	$17	$26

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

Total other income for the three months ended September 30, 2025 compared to the corresponding period in the prior year stayed relatively consistent.

The decrease in total other income for the nine months ended September 30, 2025 compared to the corresponding period in the prior year was primarily due to net gains (losses) on our derivatives not designated as hedging instruments. However, if these derivatives are held to their maturity dates, nearly all of the losses are expected to be recovered over their remaining contractual terms.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2025	2024	2025	2024
Compensation and benefits	$17	$15	$51	$46
Other operating expenses	9	9	27	26
Finance Agency and Office of Finance	3	2	10	8
Voluntary contributions to housing and community investment	13	10	30	17
Other	2	1	5	6

Total other expenses	$44	$37	$123	$103

The net increase in total other expenses for the three and nine months ended September 30, 2025 compared to the corresponding period in the prior year was primarily due to increases in voluntary contributions to housing and community investment.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions). The timing of the recognition of such contributions in other expenses can vary due to applicable accounting requirements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Voluntary Contribution Components	2025	2024	2025	2024
Contributions to AHP	$3	$1	$3	$4
Grants and donations to affordable housing and community investment	9	8	24	12
Total voluntary contribution fulfillment	12	9	27	16
Supplemental voluntary contributions to AHP[1]	1	1	3	1
Total voluntary contributions to housing and community investment	$13	$10	$30	$17

1    To restore the statutory AHP assessments to what the total otherwise would have been without any voluntary contributions recorded as an expense.

AHP Assessments. For the three and nine months ended September 30, 2025, our AHP assessments were $10 million and $29 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

The Bank's combined required and voluntary allocation for the nine months ended September 30, 2025 totaled $59 million, an increase of $10 million compared to the corresponding period in the prior year.

Total Other Comprehensive Income (Loss). Total OCI for the three months ended September 30, 2025 consisted substantially of net unrealized gains on AFS securities compared to net unrealized losses for the corresponding period in the prior year. Total OCI for the nine months ended September 30, 2025 consisted substantially of net unrealized losses on AFS securities compared to net unrealized gains for the corresponding period in the prior year. These amounts represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads and volatility.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2025		December 31, 2024
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$39,058	45%	$39,833	47%
Mortgage loans held for portfolio, net	12,389	14%	10,796	13%
Cash and short-term investments	12,388	15%	11,823	14%
Trading securities	1,099	1%	1,088	1%
MBS	13,606	16%	12,863	15%
Other investment securities	7,477	8%	7,326	9%
Other assets[1]	774	1%	806	1%

Total assets	$86,791	100%	$84,535	100%

1    Includes accrued interest receivable, premises, software and equipment, derivative assets and other miscellaneous assets.

Total assets at September 30, 2025 were $86.8 billion, a net increase of $2.3 billion, or 3%, compared to December 31, 2024, primarily due to the increase in mortgage loans held for portfolio. The mix of our assets at September 30, 2025 remained relatively consistent with December 31, 2024, with the largest change being to advances which decreased from 47% to 45%.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2025 at carrying value totaled $39.1 billion, a net decrease of $775 million, or 2%, compared to December 31, 2024. Advances outstanding, at par, totaled $39.0 billion, a net decrease of $1.1 billion, or 3%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2025		December 31, 2024
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$17,162	44%	$19,280	48%
Credit unions	5,363	14%	5,567	14%
Former members	1,402	3%	1,605	4%
Total depository institutions	23,927	61%	26,452	66%

Insurance companies:
Insurance companies	15,083	39%	13,692	34%
Former members	5	—%	5	—%
Total insurance companies	15,088	39%	13,697	34%

CDFIs	4	—%	1	—%

Total advances outstanding	$39,019	100%	$40,150	100%

Advances outstanding, at par, to our depository members decreased by $2.5 billion, or 10%, and advances outstanding, at par, to our insurance company members increased by $1.4 billion, or 10%.

Our advances portfolio is well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	September 30, 2025		December 31, 2024
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$7,736	20%	$8,491	21%
Due after 1 through 5 years	14,146	36%	12,546	31%
Due after 5 through 15 years	649	2%	1,436	4%
Thereafter	8	—%	10	—%
Total	22,539	58%	22,483	56%

Callable or prepayable
Due after 1 through 5 years	5	—%	5	—%
Due after 5 through 15 years	36	—%	36	—%
Total	41	—%	41	—%

Putable
Due in 1 year or less	5	—%	—	—%
Due after 1 through 5 years	2,153	5%	1,772	4%
Due after 5 through 15 years	2,665	7%	4,269	11%
Total	4,823	12%	6,041	15%

Total fixed-rate	27,403	70%	28,565	71%

Variable-rate:
Without call or put options
Due in 1 year or less	71	—%	100	—%
Due after 1 through 5 years	630	2%	510	1%
Total	701	2%	610	1%

Callable or prepayable
Due in 1 year or less	6,066	16%	6,464	16%
Due after 1 through 5 years	2,979	7%	2,652	7%
Due after 5 through 15 years	1,411	4%	1,455	4%
Thereafter	459	1%	404	1%
Total	10,915	28%	10,975	28%

Total variable-rate	11,616	30%	11,585	29%

Total advances	$39,019	100%	$40,150	100%

The mix of fixed- vs. variable-rate advances at September 30, 2025 remained consistent with December 31, 2024. At September 30, 2025 and December 31, 2024, fixed-rate advances included $22.4 billion and $22.9 billion that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the nine months ended September 30, 2025, the par value of advances due in one year or less decreased by 8%, while advances due after one year remained relatively flat. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 36% at September 30, 2025, a decrease from 37% at December 31, 2024. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at September 30, 2025 totaled 46%, a decrease from 49% at December 31, 2024.

The following table presents our variable-rate advances outstanding by the associated interest-rate index ($ amounts in millions).

Variable Interest-Rate Index	September 30, 2025	December 31, 2024
SOFR	$2,614	$2,579
FHLBanks cost of funds	3,221	3,183
EFFR	5,704	5,752
Other	77	71
Total variable-rate advances, at par value	$11,616	$11,585

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio at September 30, 2025, at carrying value, totaled $12.4 billion, a net increase of $1.6 billion, or 15%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers.

In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Activity	2025	2024	2025	2024
Balance, beginning of period	$11,790	$9,216	$10,591	$8,453
Purchases by Bank	700	792	2,444	1,951
Principal repayments by borrowers	(337)	(249)	(882)	(645)
Balance, end of period	$12,153	$9,759	$12,153	$9,759

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	September 30, 2025		December 31, 2024
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$80	—%	$71	—%
Interest-bearing deposits	1,322	4%	857	3%
Securities purchased under agreements to resell	6,900	20%	7,500	23%
Federal funds sold	4,086	12%	3,395	10%
Total cash and short-term investments	12,388	36%	11,823	36%

Trading securities:
U.S. Treasury obligations	1,099	3%	1,088	3%
Total trading securities	1,099	3%	1,088	3%

Total liquidity investments	13,487	39%	12,911	39%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,900	17%	5,695	17%
GSE and TVA debentures	1,517	4%	1,583	5%
GSE multifamily MBS	7,496	22%	7,072	21%
Total AFS securities	14,913	43%	14,350	43%

HTM securities:
State housing agency obligations	60	—%	48	—%
Other U.S. obligations - guaranteed single-family MBS	3,267	9%	3,598	11%
GSE single-family MBS	2,303	7%	1,653	5%
GSE multifamily MBS	540	2%	540	2%
Total HTM securities	6,170	18%	5,839	18%

Total other investment securities	21,083	61%	20,189	61%

Total cash and investments, carrying value	$34,570	100%	$33,100	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advance activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at September 30, 2025 totaled $12.4 billion, an increase of $565 million, or 5%, from December 31, 2024. As a result, cash and short-term investments as a percent of total cash and investments were 36% at September 30, 2025 and December 31, 2024.

The Bank purchases U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at September 30, 2025 totaled $1.1 billion, an increase of $11 million, or 1%, from December 31, 2024.

Liquidity investments at September 30, 2025 totaled $13.5 billion, a net increase of $576 million, or 4%, from December 31, 2024.

Other Investment Securities. AFS securities at September 30, 2025 totaled $14.9 billion, a net increase of $563 million, or 4%, from December 31, 2024.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at September 30, 2025 totaled $8 million, compared to net unrealized gains at December 31, 2024 of $12 million, reflecting generally offsetting changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2025 totaled $6.2 billion, a net increase of $330 million, or 6%, from December 31, 2024, substantially due to purchases of GSE single-family MBS.

Net unrecognized losses on HTM securities at September 30, 2025 totaled $41 million, a decrease in the net losses of $2 million compared to December 31, 2024, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2025		December 31, 2024
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities[1]:
Total non-MBS fixed-rate	$7,406	50%	$7,260	51%
Total MBS fixed-rate	7,499	50%	7,078	49%

Total AFS securities	$14,905	100%	$14,338	100%

HTM Securities:
Total non-MBS fixed-rate	$60	1%	$48	1%
Total MBS fixed-rate	192	3%	195	3%
Total MBS variable-rate	5,918	96%	5,596	96%

Total HTM securities	$6,170	100%	$5,839	100%

AFS and HTM securities:
Total fixed-rate	$15,157	72%	$14,581	72%
Total variable-rate	5,918	28%	5,596	28%

Total AFS and HTM securities	$21,075	100%	$20,177	100%

1    Carrying value for AFS is equal to estimated fair value.

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2025 did not change from December 31, 2024. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate MBS are indexed to SOFR.

Total Liabilities. Total liabilities at September 30, 2025 were $82.4 billion, a net increase of $2.1 billion, or 3%, from December 31, 2024.

Deposits (Liabilities). Total deposits at September 30, 2025 were $878 million, a net decrease of $35 million, or 4%, from December 31, 2024. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at September 30, 2025 totaled $80.2 billion, a net increase of $2.1 billion, or 3%, from December 31, 2024, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2025		December 31, 2024
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$28,205	35%	$25,294	32%
CO bonds	21,556	27%	21,863	28%
Total due in 1 year or less	49,761	62%	47,157	60%
Long-term CO bonds	31,080	38%	31,997	40%

Total consolidated obligations	$80,841	100%	$79,154	100%

The mix of our funding changed from December 31, 2024 as discount notes outstanding increased, primarily the result of increased short-term assets. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At September 30, 2025 and December 31, 2024, callable CO bonds were 48% and 49% of total CO bonds outstanding, respectively.

At September 30, 2025 and December 31, 2024, 62% and 72%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. All of our variable-rate CO bonds outstanding at September 30, 2025 and December 31, 2024 were indexed to SOFR.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2025	December 31, 2024
Advances	$22,208	$22,904
Investments	16,946	17,467
Mortgage loans MDCs	247	216
CO bonds	18,771	26,644
Discount notes	13,726	11,982

Total notional outstanding	$71,898	$79,213

The total notional amount outstanding at September 30, 2025 decreased compared to the amount outstanding at December 31, 2024. The decrease in derivatives hedging CO bonds was driven primarily by a decrease in fixed-rate CO bonds outstanding, partially offset by the increase in derivatives hedging discount notes to manage the impact of actual and anticipated changes in short-term interest rates.

The following table presents the cumulative impact of fair-value hedging basis adjustments on our statement of condition ($ amounts in millions).

	September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Cumulative fair-value hedging basis gains (losses) on hedged items	$45	$(429)	$—	$533	$149
Estimated fair value of associated derivatives, net	(45)	540	1	(531)	(35)

Net cumulative fair-value hedging gains	$—	$111	$1	$2	$114

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

Total Capital. Total capital at September 30, 2025 was $4.4 billion, a net increase of $202 million, or 5%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advance activity and the growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2025	December 31, 2024
Capital stock	60%	60%
Retained earnings	40%	40%
Accumulated other comprehensive income (loss)	—%	—%
Total GAAP capital	100%	100%

The components of GAAP capital at September 30, 2025 are unchanged compared to December 31, 2024.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2025	December 31, 2024
Total GAAP capital	$4,437	$4,235
Exclude: Accumulated other comprehensive (income) loss	7	4
Include: MRCS	282	363
Total regulatory capital	$4,726	$4,602

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the nine months ended September 30, 2025, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $618.7 billion.

Changes in Cash Flow. Net cash used in operating activities for the nine months ended September 30, 2025 was $(240) million, compared to net cash used in operating activities for the nine months ended September 30, 2024 of $(135) million. The net change in cash used of $(105) million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	September 30, 2025		December 31, 2024
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,302	44%	$1,245	43%
Credit unions	506	17%	488	17%
Total depository institutions	1,808	61%	1,733	60%
Insurance companies	857	29%	822	28%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,665	90%	2,555	88%

MRCS:
Depository institutions	280	10%	345	11%
Insurance companies	2	—%	18	1%
Total MRCS	282	10%	363	12%

Total regulatory capital stock	$2,947	100%	$2,918	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	September 30, 2025	December 31, 2024
Required capital stock:
Member capital stock	$2,035	$2,054
MRCS	63	73
Total required capital stock	2,098	2,127

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	592	498
Member capital stock subject to outstanding redemption requests	38	3
MRCS	219	290
Total excess capital stock	849	791

Total regulatory capital stock	$2,947	$2,918

Excess stock as a percentage of regulatory capital stock	29%	27%

The net increase in total regulatory capital stock was due to members' purchases of capital stock to support their advance activity, substantially offset by the Bank voluntarily repurchasing excess capital stock during the nine months ended September 30, 2025.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted-average dividend rate[1]	8.14%	7.82%	7.94%	7.70%
Dividend payout ratio[2]	61.52%	52.24%	62.00%	50.66%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at September 30, 2025 and December 31, 2024 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2025	December 31, 2024
Credit risk	$195	$181
Market risk	693	649
Operational risk	267	249

Total risk-based capital requirement	$1,155	$1,079

Permanent capital	$4,726	$4,602

Permanent capital as a percentage of required risk-based capital	409%	427%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market rate environment and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at September 30, 2025 remained well in excess of our total risk-based capital requirement.

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

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. We are reviewing this rescission and assessing the potential impact on our collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance; and (ii) the proposed rule published in October 2024 that would have amended our capital requirements by modifying limits on our extensions of unsecured credit. In October 2025, the Finance Agency rescinded several advisory bulletins and certain technical guidance documents. We are reviewing these rescissions and assessing any potential impact they may have on our policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A. Risk Factors in our 2024 Form 10-K.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2025, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 39% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	September 30, 2025
Borrower	Amount	% of Total
Old National Bank	$5,151	13%
Delaware Life Insurance Company	3,293	8%
Merchants Bank of Indiana	2,748	7%
First National Bank of America	2,171	6%
The Lincoln National Life Insurance Company	2,015	5%
Subtotal - five largest borrowers	15,378	39%
Next five largest borrowers	7,743	20%
Remaining borrowers	15,898	41%
Total advances, par value	$39,019	100%

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

	September 30, 2025
Country	AA	A	Total
Domestic	$515	$907	$1,422
Australia	1,100	—	1,100
Canada	—	1,490	1,490
Finland	51	—	51
Germany	1,195	—	1,195
Netherlands	—	150	150
Total unsecured credit exposure	$2,861	$2,547	$5,408

Trading Securities. Our liquidity portfolio includes shorter-term U.S. Treasury obligations, which are direct obligations of the U.S. government and are classified as trading securities.

Other Investment Securities. Our long-term investments include MBS guaranteed by the housing GSEs (Fannie Mae and Freddie Mac), other U.S. obligations - guaranteed MBS (Ginnie Mae), longer-term U.S. Treasury obligations, debentures issued by Fannie Mae, Freddie Mac, the TVA and the Federal Farm Credit Banks and state housing agency obligations.

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At September 30, 2025, these investments totaled 295% of total regulatory capital.

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

	September 30, 2025
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$515	$807	$—	$1,322
Securities purchased under agreements to resell	—	6,500	400	6,900
Federal funds sold	2,346	1,740	—	4,086
Total short-term investments	2,861	9,047	400	12,308

Trading securities:
U.S. Treasury obligations	1,099	—	—	1,099
Total trading securities	1,099	—	—	1,099

Other investment securities:
U.S. Treasury obligations	5,900	—	—	5,900
GSE and TVA debentures	1,517	—	—	1,517
State housing agency obligations	60	—	—	60
GSE MBS	10,339	—	—	10,339
Other U.S. obligations-guaranteed MBS	3,267	—	—	3,267
Total other investment securities	21,083	—	—	21,083

Total investments, carrying value	$25,043	$9,047	$400	$34,490

Percentage of total	73%	26%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Nine Months Ended
LRA Activity	September 30, 2025
Liability, beginning of period	$262
Additions	28
Claims paid	—
Distributions to Participating Financial Institutions	(10)
Liability, end of period	$280

Mortgage Loan Concentration. During the nine months ended September 30, 2025, our top-selling PFI sold us mortgage loans totaling $218 million, or 9% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 42% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the U.S. Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	September 30, 2025
Michigan	41%
Indiana	35%
Florida	3%
Kentucky	2%
California	2%
All others	17%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	September 30, 2025
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$660	$2	$(1)	$1
Liability positions with credit exposure
Uncleared derivatives - AA	545	(12)	12	—
Uncleared derivatives - A	5,164	(42)	42	—
Cleared derivatives[1]	40,037	(10)	424	414
Total derivative positions with credit exposure to non-member counterparties	46,406	(62)	477	415
Total derivative positions with credit exposure to member institutions[2]	23	—	—	—
Subtotal - derivative positions with credit exposure	46,429	$(62)	$477	$415
Derivative positions without credit exposure[3]	25,469

Total derivative positions	$71,898

1    Represents derivative transactions cleared by two Clearinghouses, each rated AA-.
2    Includes MDCs from member institutions under our MPP.
3 Represents derivative transactions in which the counterparty has the credit exposure.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Measuring Market Risks

To evaluate market risk we utilize multiple risk measurements, including Value-at-Risk, duration and convexity of equity, changes in MVE and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	September 30, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,834	$4,725	$4,645	$4,570	$4,481
Percent change in MVE from base	4.1%	1.7%	—%	(1.6)%	(3.5)%
MVE/book value of equity	102.4%	100.1%	98.4%	96.8%	94.9%
Duration of equity	2.3	2.0	1.5	1.8	2.2

	December 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,535	$4,478	$4,398	$4,314	$4,222
Percent change in MVE from base	3.1%	1.8%	—%	(1.9)%	(4.0)%
MVE/book value of equity	98.6%	97.4%	95.7%	93.8%	91.8%
Duration of equity	1.1	1.6	1.9	2.1	2.3

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

As of September 30, 2025, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 12, 2025	By:	/s/ STEPHANIE L. LESNET
	Name:	Stephanie L. Lesnet
	Title:	Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)