Form 10-K
period 2025-12-31
Federal Home Loan Bank of Indianapolis
filed 2026-03-12
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒  Yes    ☐  No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒  No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2025, the aggregate par value of the Class B stock held by members and former members of the registrant was approximately $2.9 billion. At February 28, 2026, including mandatorily redeemable capital stock, we had zero outstanding shares of Class A stock and 30,275,684 outstanding shares of Class B stock.
DOCUMENTS INCORPORATED BY REFERENCE: None.

DEFINED TERMS

AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
AHP: Affordable Housing Program required by applicable law
AMA: Acquired Member Assets
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
FHA: United States Federal Housing Administration
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
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for purchase or sale of MBS at a future agreed-upon date for an established price
TVA: Tennessee Valley Authority
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
•levels and volatility of market prices, interest rates, and indices or the availability of suitable interest rate indices, or other factors, resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, including those of the Federal Reserve, the Finance Agency and the Federal Deposit Insurance Corporation, or a decline in liquidity in the financial markets, that could affect the value of investments, or collateral we hold as security for the obligations of our members and counterparties;
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
•our ability to keep pace with technological changes and innovations (e.g, artificial intelligence);
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

Our mission is to provide reliable and readily available liquidity to our member institutions to support housing finance and community development. Our advance and mortgage purchase program also provide funding to assist members with asset/liability management, interest-rate risk management, mortgage pipelines, and other liquidity needs. In addition to funding, we provide various correspondent services to our members, such as securities safekeeping and wire transfers. We also assist in meeting the economic and housing needs of communities and families through grants and subsidized advances that support affordable housing and economic development initiatives.

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

We maintain a Strategic Business Plan that provides the framework for our future business direction. The goals and strategies for the Bank's major business activities are encompassed in this plan, which is updated and approved by the board of directors at least annually.

The Finance Agency is the federal regulator of the FHLBanks, Fannie Mae and Freddie Mac.

Membership

Our membership territory is comprised of the states of Michigan and Indiana.

The following table presents the composition of our members by type of financial institution.

Type of Institution	December 31, 2025	% of Total	December 31, 2024	% of Total
Commercial banks and savings institutions	160	46%	165	46%
Credit unions	146	41%	146	41%
Insurance companies	43	12%	44	12%
CDFIs	5	1%	4	1%
Total member institutions	354	100%	359	100%

In 2025, 4 new members were added and 9 members merged.

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

Our primary credit product is advances, a core mission activity of the FHLBanks as defined by Finance Agency regulations. Members use advances for a wide variety of purposes including, but not limited to:

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

We offer standby letters of credit, typically for up to 10 years in term, which are rated Aa1 by Moody's and AA+ by S&P. Letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and may be offered to assist members in facilitating residential housing finance, community lending, asset/liability management, or liquidity. We also offer a standby letter of credit product to collateralize public deposits.

In addition, we offer lines of credit which allow members to fund short-term cash needs without submitting a new application for each funding request.

Advances. We offer an array of fixed-rate and adjustable-rate advances, on which interest is generally due monthly. The maturities of advances currently offered typically range from 1 day to 10 years, although the maximum maturity may be longer. Our primary advance products include:

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
•Adjustable-rate Advances, which are sometimes called "floaters," reprice periodically based on a variety of indices, including SOFR. Prepayment terms are agreed to before the advance is extended. Typically, no prepayment fees are required if a member prepays an adjustable-rate advance on a reset date, after a pre-determined lock-out period, with the required notification. No principal payment is due prior to maturity;
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

Investments. We maintain a portfolio of investments, purchased from approved counterparties, members and their affiliates, or other FHLBanks, to provide liquidity, support housing finance, utilize balance sheet capacity, and supplement our earnings. Higher earnings bolster our ability to support affordable housing and community development.

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

The longer-term investments typically generate higher returns and consist of (i) securities issued by and obligations of the United States government, its agencies, and certain GSEs, (ii) Agency MBS, and (iii) state housing agency obligations.

Under Finance Agency regulations, we are prohibited from investing in certain types of securities and are subject to limits on the amount of unsecured credit we may extend and our investments in MBS. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Investments.

Mortgage Loans. Mortgage loans held for portfolio consist substantially of residential mortgage loans purchased directly from our members through our MPP. We may also purchase or participate in mortgage loans under other AMA programs. These programs help fulfill the FHLBank System's housing mission and provide an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. AMA programs are a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Mortgage Purchase Program Overview. Members that participate in the MPP are known as PFIs. By regulation, we are not permitted to purchase loans directly from any institution that is not a member or Housing Associate of the FHLBank System, and we may not use a trust or other entity to purchase the loans. The loans purchased under our MPP are primarily conforming, fixed-rate, conventional, 1-4 family residential mortgage loans, although, to a lesser extent, we also purchase government-guaranteed or -insured residential mortgage loans.

Mortgage Standards. All loans we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. Our guidelines generally meet or exceed the underwriting standards of Fannie Mae and Freddie Mac. For example, the maximum LTV ratio for any conventional mortgage loan at the time of purchase is 95%, or up to 97% in certain qualifying conditions, and borrowers must meet certain minimum credit scores depending upon the type of property or loan. In addition, we will not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy or our Subprime and Nontraditional Residential Mortgage Policy. Furthermore, we require our members to warrant that all loans sold to us are in compliance with all applicable laws, including prohibitions on predatory lending.

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

Credit Enhancement. Under Finance Agency regulations, all pools of mortgage loans currently purchased by us, other than government-guaranteed or -insured mortgage loans, must have sufficient credit enhancement to be rated by us as at least investment grade. We operate our credit enhancement model and methodology accordingly to estimate the amount of credit enhancement required. The PFIs provide or arrange for the credit enhancement, thus sharing the credit risk with us on our conventional mortgage loan pools. We manage the interest-rate risk, prepayment option risk, and liquidity risk.

For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Credit Risk Management - Mortgage Loans Held for Portfolio.

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

Deposit Products. We offer and may accept several types of uninsured deposit products from our members and other institutions, including institutions eligible to become members, any institution for which we are providing correspondent services, interest-rate swap counterparties, other FHLBanks, and other federal government instrumentalities. These overnight, demand, and time deposits provide a small portion of our funding.

Funding Sources

The primary source of funds for each of the FHLBanks is the sale of consolidated obligations, which consist of CO bonds and discount notes. The Finance Agency and the United States Secretary of the Treasury oversee the issuance of this debt in the capital markets. Finance Agency regulations govern the issuance of debt on our behalf and authorize us to issue consolidated obligations through the Office of Finance. No FHLBank is permitted to issue individual debt without the approval of the Finance Agency.

While the primary liability for consolidated obligations issued to provide funds for a particular FHLBank rests with that FHLBank, consolidated obligations are the joint and several obligations of all of the FHLBanks. Although each FHLBank is a GSE, consolidated obligations are not obligations of, and are not guaranteed by, the United States government. Consolidated obligations are backed only by the financial resources of all of the FHLBanks and are rated Aa1 by Moody's and AA+ by S&P.

Consolidated Obligation Bonds. CO bonds satisfy term funding requirements and are issued with a variety of maturities and terms under various programs. The maturities of these securities may range from 3 months to 30 years, but the maturities are not subject to any statutory or regulatory limit. CO bonds can be fixed- or adjustable-rate and callable or non-callable. Those issued with adjustable-rate payment terms are indexed to a variety of indices for interest-rate resets, such as SOFR. CO bonds are issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

Use of Derivatives

Derivatives are an integral part of our financial management strategies to manage identified risks inherent in our lending, investing, and funding activities and to achieve our risk management objectives. Finance Agency regulations and our risk management policies establish guidelines for the use of derivatives. Permissible derivatives include interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts. We are only permitted to execute derivative transactions to manage interest-rate risk exposure inherent in otherwise unhedged asset or liability positions, hedge embedded options in assets and liabilities including mortgage prepayment risk positions, hedge any foreign currency positions, and act as an intermediary between our members and interest-rate swap counterparties. We are prohibited from trading in or the speculative use of these instruments.

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

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. In addition, PFIs face competition from originators that are not our members.

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

Affordable Housing and Community Investment Programs

Each FHLBank is required to set aside 10% of its annual net earnings to fund its AHP. Through our AHP, we may provide cash grants or interest subsidies on advances to our members, which are, in turn, provided to awarded projects or qualified individuals to finance the purchase, construction, or rehabilitation of very low- to moderate-income owner-occupied or rental housing. Our AHP includes the following:

•Competitive Program, which is the primary grant program to finance the purchase, construction, or rehabilitation of housing for individuals with incomes at or below 80% of the median income for the area, and to finance the purchase, construction, or rehabilitation of rental housing, with at least 20% of the units occupied by, and affordable for, very low-income households. Each year, 65% of our annual available AHP funds are granted through this program. AHP-related advances, of which none were outstanding at December 31, 2025, are also part of this program.

•Set-Aside Programs, which include 35% of our annual available AHP funds, are administered through the following:

◦Launch - Down Payment Assistance, which provides assistance with down payments, closing costs, and counseling to first-time homebuyers; and
◦Revive - Home Repair Grant, which provides rehabilitation assistance to homeowners to help with deferred maintenance repairs and necessary accessibility upgrades.

For the year ended December 31, 2025, our AHP contributions were used to:

•Award $35 million in grants that are scheduled to fund 44 projects and will result in 1,618 units of affordable housing; and
•Provide $21 million in grants to 1,351 eligible low- or moderate-income household homebuyers to assist them in buying their homes.

We also offer a variety of specialized advance programs to support housing and community development needs. For example, our Community Impact Advances offers members involved in community economic development activities that benefit low- or moderate-income families or neighborhoods access to an advance product that is priced at our cost of funds plus reasonable administrative expenses. These funds can be used for the development of housing, infrastructure improvements, or assistance to small businesses or businesses that are creating or retaining jobs in the member's community for low- and moderate-income families. At December 31, 2025, the outstanding principal on our Community Impact Advances totaled $1.3 billion.

In addition to our required AHP allocation, we support and provide voluntary funding to our AHP and various affordable housing and community investment programs. During the years ended December 31, 2025 and 2024, we provided a combined $73 million in voluntary funding to these programs which:

•Supported the origination of over $142 million in below‑market‑rate conventional mortgage loans by providing per‑loan monetary incentives to members contingent on the subsequent sale of those loans to us through our MPP, resulting in total incentive payments of $9 million (Rate Advantage Program);
•Purchased $78 million of state housing authority bonds at subsidized rates, supported by a $4 million program allocation, to enable participating members to originate and then sell below‑market single‑family mortgages for qualifying low‑income, first‑time homebuyers to the state housing authorities. (Rate Relief Mortgage Program);
•Facilitated $27 million in funding to CDFIs through a $6 million grant allocation (CDFI Rate Buydown Program);
•Assisted over 600 first-generation, first-time homebuyers in Michigan and Indiana by providing $15 million of down payment assistance (HomeBoost Program);
•Disbursed $5 million to match grants made by our members to non‑profit organizations engaged in affordable housing initiatives (Community Multiplier Program); and
•Supported the growth and development of 153 small businesses across Michigan and Indiana by making available $4 million in grant funding for capital expenditures, workforce training, or other business-related needs (Elevate Program).

For the years ended December 31, 2025 and 2024, the Bank's combined required and voluntary allocations to affordable housing and community investment programs totaled $74 million and $77 million, respectively.

Human Capital Resources

The Bank’s human capital is a significant contributor to the successful achievement of our strategic business objectives. In managing the Bank’s human capital, we focus on our workforce profile and the various associated programs and philosophies.

Workforce Profile.

Our workforce is substantially comprised of corporate office-based employees, with our operations in Indianapolis, Indiana and limited activities in a hub in Detroit, Michigan. As of December 31, 2025, the Bank had 271 full-time employees and one part-time employee. Our workforce historically has included a large number of longer-tenured employees. As of December 31, 2025, the average tenure of the Bank’s employees was 8.9 years. There are no collective bargaining agreements with our employees.

We seek to attract, develop, and retain talented employees to achieve our strategic business objectives and enhance business performance. We strive to both develop talent from within and hire externally, as needed. We believe that developing talent from within enhances our organizational depth and capabilities, preserves institutional knowledge, and fosters employee loyalty and commitment, while adding new employees introduces fresh perspectives, drives continuous improvement, and cultivates an inclusive workplace.

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
◦Health Savings Account and Flexible Spending Accounts; and
◦Additional voluntary benefit opportunities;
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
•Development
◦Internal and external training opportunities focused on leadership development, employee engagement, and skill enhancement; and
◦Educational assistance programs and student loan repayment assistance;
•Management succession planning
◦Our board and executive leadership actively engage in succession planning, with a defined plan for our President-CEO, Executive Vice Presidents, and Senior Vice Presidents.

Performance Management.

Our performance management framework includes establishing individual performance goals tailored to reflect business and development objectives while also reflecting our guiding principles. Overall annual performance ratings are calibrated and salary adjustments are differentiated for our highest performers.

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

The Bank operationalizes its commitment to these efforts through the development and execution of a related strategic plan, which is reviewed and approved annually by the board of directors and subject to ongoing performance monitoring.

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

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the United States government. The Finance Agency's stated mission is to ensure that the FHLBanks, Fannie Mae, and Freddie Mac (together, the housing GSEs) fulfill their missions by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for the housing finance market throughout the economic cycle.

The Finance Agency's operating expenses are funded by assessments on the housing GSEs. As such, no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. In addition to reviewing our submissions of monthly and quarterly information on our financial condition and results of operations, the Finance Agency performs ongoing monitoring and conducts targeted examinations in order to assess our safety and soundness.

Our annual financial statements are audited by an independent registered public accounting firm in accordance with standards issued by the Public Company Accounting Oversight Board, as well as the government auditing standards issued by the United States Comptroller General. The Comptroller General has authority to audit or examine the Finance Agency and the FHLBank System and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. The Finance Agency's Office of Inspector General also has investigative authority over the Finance Agency and the FHLBank System.

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

Federal and State Banking Laws. We are generally not subject to the state and federal banking laws affecting United States retail depository financial institutions. However, we are required to submit reports to the Finance Agency concerning transactions involving loans and other financial instruments that involve fraud or possible fraud. In addition, we are required to maintain an anti-money laundering program, under which we are required to report suspicious transactions to the Financial Crimes Enforcement Network pursuant to applicable law.

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

As a wholesale secured lender and a secondary market purchaser of mortgage loans, we are not, in general, directly subject to the various federal and state laws regarding consumer credit protection, such as anti-predatory lending laws. However, as non-compliance with these laws could affect the value of these loans as collateral or acquired assets, we require our members to warrant that all of the loans pledged or sold to us are in compliance with applicable laws.

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

Our 2026 Targeted Community Lending Plan describes our plan to address the credit needs and market opportunities in our district states of Michigan and Indiana. It, along with our 2026 AHP Implementation Plan, is available on our website at www.fhlbi.com by selecting "Resources" and then selecting "AHP Implementation Plan."

The written charters adopted by the board for its Audit, Executive/Governance, and Human Resources/Compensation Committees are available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance." These charters were most recently amended by the board of directors as to the Audit Committee on March 13, 2025, as to the Executive/Governance Committee on January 23, 2026, and as to the Human Resources/Compensation Committee on January 23, 2026.

We provide our website address and the SEC's website address solely for information. Except where expressly stated, information appearing on our website and the SEC's website is not incorporated into this Form 10-K.

Anyone may also request a copy of any of our public financial reports, our Code of Ethics, our Codes of Conduct, or our 2026 Targeted Community Lending Plan through our Corporate Secretary at FHLBank of Indianapolis, 8250 Woodfield Crossing Boulevard, Indianapolis, IN 46240, (317) 465-0200.

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

For example, we note the Federal Reserve continued lowering the target range for the federal funds rate throughout 2025, a process that began in 2024. Interest rate levels have an important relationship with our overall profitability, where rises in interest rates generally correlate with increases in our profitability. Accordingly, reductions in the target range for the federal funds rate may adversely affect our profitability. Additionally, significant changes in the target range have contributed to volatility in the financial markets, financial difficulties experienced by some depository institutions, and uncertainties about the economic outlook from time to time. Such changes may also, either directly or indirectly, influence the yield on interest-earning assets, volatility of interest rates, prepayment speeds, the cost of interest-bearing liabilities, and the demand for advances and for our debt.

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

As another example, a partial or complete federal government shutdown could adversely affect us. While the consequences of any particular shutdown cannot be predicted, a prolonged shutdown could reduce consumer confidence and gross domestic product growth, increase unemployment and market uncertainty, and delay or eliminate certain government services. These consequences could indirectly or directly impact our business operations and results. For example, the prolonged federal government shutdown in 2025 resulted in delays and cancellations of certain federally provided data that we typically use to support our business operations.

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

We could be adversely affected by: the adoption of new or revised laws, policies, regulations or accounting guidance; new or revised interpretations or applications of laws, policies, or regulations by the Finance Agency, the SEC, the United States Commodity Futures Trading Commission, the United States Bureau of Consumer Financial Protection, the Financial Stability Oversight Council, the Comptroller General, the Financial Accounting Standards Board, or other federal or state financial regulatory bodies; or judicial decisions that alter the present regulatory environment. Likewise, we note the changes in regulatory priorities and trends that have occurred in 2025, which we expect to continue to experience as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Accounting and Regulatory Developments - Legislative and Regulatory Developments.

We are not able to predict what changes, if any, will occur that could adversely affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.

Members. Changes impacting the environment in which our members provide financial products and services could adversely affect their ability to take full advantage of our products and services, their desire to maintain membership in our Bank, or our ability to rely on their pledged collateral. For example, an advisory bulletin on FHLBank member credit risk management issued by the Finance Agency in 2024 resulted in updates to our lending and collateral practices which may result in certain members being unable to borrow from us on the basis of underwriting conditions, even if adequate collateral is available.

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

Growth. Changes may either directly or indirectly restrict our growth. For example, the Finance Agency could issue an order requiring us to further constrain our growth in acquiring certain assets.

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

Other Housing GSEs. Changes impacting other housing GSEs, including those that give preference to certain sectors, business models, regulated entities, assets, or activities, could adversely affect us. For example, changes in the statuses of Fannie Mae and Freddie Mac as a result of legislative or regulatory changes, including in connection with the ultimate resolution of their conservatorships, may impact funding costs for the FHLBanks, which could adversely affect our business and results of operations. We note that the Finance Agency and U.S. Treasury entered into certain agreements in 2025 regarding a process they would use if the conservatorships of Fannie Mae and Freddie Mac were to end. We also note the various public statements in 2025 from the executive administration about the possibility of certain steps being taken to end their conservatorships and potentially re-privatize them. Should this occur, the process could result in an actual or perceived competitive advantage to Fannie Mae and Freddie Mac in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for us. Separately, negative news articles, industry reports, and other announcements pertaining to GSEs, including Fannie Mae, Freddie Mac or the FHLBanks, could cause an increase in interest rates on all GSE debt, as investors may perceive these issuers or their debt instruments as bearing increased risk.

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

Likewise, our MPP is subject to significant competition. Direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed-rate mortgage loans, such as Fannie Mae and Freddie Mac. Legislative or regulatory actions in connection with the possible resolution of the conservatorships of Fannie Mae and Freddie Mac could result in heightened competition with those entities for the purchase of mortgage loans depending if and how their conservatorships are resolved.

In addition, PFIs face competition from originators that are not our members. This competition can result in a smaller share of the mortgages available for purchase through our MPP and, therefore, lower asset balances and earnings.

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

The FHLBanks' consolidated obligations are rated Aa1/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time lower a rating or issue negative reports. Because each FHLBank has joint and several liability for all FHLBank consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLBank's financial condition and results of operations. In addition, because of the FHLBanks' GSE status, the credit ratings of the respective FHLBanks are generally influenced by the sovereign credit rating of the United States.

Based on the credit rating agencies' criteria, downgrades to the United States' sovereign credit rating and outlook may occur. As a result, similar downgrades in the credit ratings and outlook on the FHLBanks and the FHLBanks' consolidated obligations may also occur, even though they are not obligations of the United States. We note that Moody's downgraded the United States' sovereign credit rating in May 2025 and then promptly downgraded the FHLBanks' consolidated obligations to their current ratings.

Downgrades in the credit ratings and outlooks could result in higher funding costs or disruptions in our access to capital markets. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds, our financial condition and results of operations and the value of membership in our Bank may be adversely affected.

Board Eligibility Requirements May Result in Loss of Expertise and Talent from our Board of Directors, and Any Inability to Attract and Retain Key Personnel Could Adversely Affect Our Operations, Our Results of Operations, and Our Ability to Satisfy our Mission.

Board of Directors. The talent and experience of our board of directors is critical to our ability to satisfy our mission given the global nature and resulting, ever-growing complexities of the finance industry. However, our directors are subject to eligibility requirements, including term limits, that could result in the loss of talent and experience. The eligibility requirements are described in Item 10. Directors, Executive Officers and Corporate Governance - Board of Directors.

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

Investment Securities. Under applicable law, we can invest in Agency unsecured debt in an amount of up to 100% of our regulatory capital, which consists of our Class B stock, retained earnings, and MRCS. However, as discussed under "Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership", should actions be taken to resolve the conservatorships of Fannie Mae and Freddie Mac, the amount in which we are able to invest in such debt could be reduced or eliminated entirely depending on the nature of those actions. At December 31, 2025, such debt was below the threshold. Accordingly, the resolution of Fannie Mae’s and Freddie Mac’s conservatorships could impact our investment decisions which could result in reduced earnings from our investment portfolio.

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

Providing Financial Support to Other FHLBanks Could Adversely Affect the Bank's Liquidity, Earnings and Capital and Our Members.

We are jointly and severally liable with the other FHLBanks for the consolidated obligations issued on behalf of the FHLBanks through the Office of Finance. If another FHLBank were to default on its obligation to pay principal and interest on any consolidated obligations, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro-rata basis or on any other basis the Finance Agency may determine. In addition to possibly making payments due on consolidated obligations under our joint and several liability, we may voluntarily or involuntarily provide financial assistance to another FHLBank to resolve a condition of financial distress. Such assistance could adversely affect our financial condition, our results of operations and the value of membership in our Bank. Moreover, a Finance Agency regulation provides for each FHLBank to contribute at least 10% of its annual net earnings before interest expense on MRCS subject to an FHLBank System-wide annual minimum contribution to AHP of $100 million. If we become liable for a pro-rata share of any shortfall in the System-wide annual minimum contribution, our net earnings could be reduced or eliminated. Thus, these requirements could adversely affect our ability to pay dividends to our members or to redeem or repurchase capital stock.

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

The effect of interest rate changes can be exacerbated by prepayment and extension risks, which are the risks that mortgage-based investments will be refinanced by borrowers in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase, which may result in increased premium amortization expense and a decrease in the yield of our mortgage assets as we experience a return of principal that we must re-invest in a lower rate environment. While these prepayments would reduce the asset balance, our balance of consolidated obligations may remain outstanding. Conversely, increasing interest rates typically cause mortgage prepayments to decrease or mortgage cash flows to slow, possibly resulting in the debt funding the portfolio to mature and the replacement debt to be issued at a higher cost, thus reducing our interest spread.

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

However, as malicious threat tactics continue to become more pervasive and more sophisticated, including via the use of increasingly powerful artificial intelligence tools, and as regulatory scrutiny of cybersecurity risk management increases, we are required to implement more advanced mitigating controls, which increase our costs. Moreover, if we experience a significant cybersecurity event, either directly or through a third party, we may suffer significant financial or data loss; be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Any such occurrence could result in increased regulatory scrutiny of our operations. There can be no assurance that our or any third parties' cybersecurity controls will timely detect or prevent all cybersecurity incidents. There have been cybersecurity incidents with certain of our third party providers, but we are not aware of any material adverse effect on us. Although we carry cybersecurity insurance, its coverage may not be broad enough or adequate to cover losses we may incur if a significant cybersecurity event occurs.

Information Systems; Facilities; Unavailability or Interruption of Service. In addition, our operations rely on the availability and functioning of our main office and other facilities. If we experience a significant failure or interruption in our business continuity, disaster recovery or certain information systems, we may be unable to conduct and manage our business functions effectively; incur significant expenses in remediating such incidents; and suffer reputational harm. Moreover, any of these occurrences could result in increased regulatory scrutiny of our operations.

Office of Finance. The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of consolidated obligations, among other activities. A failure or interruption of the Office of Finance's services as a result of cybersecurity incidents or technological outages (either in the Office of Finance or certain of its third party service providers, including those of backup service providers) could constrain or otherwise adversely affect our business operations, including disruptions to our access to funding through the sale of consolidated obligations. Moreover, any operational failure of the Office of Finance or of its third party providers could expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

Other Third Parties. The failure of other third parties, including cloud-based service providers leveraged by us, or utilized by third or fourth parties, to adequately address their performance standards and operational risks could adversely affect us. In addition to internal computer systems, we outsource certain communication and information systems and other services critical to our business infrastructure, and regulatory compliance to third-party vendors and service providers, including derivatives clearing organizations, loan servicers, and the Federal Reserve as to funds transfers. Further, we continue to explore opportunities to outsource services to third-party vendors and service providers where we determine it is in the Bank's best interests to do so.

Compromised security or operational errors at any third party with whom we conduct business, or at any third party's contractors, could expose us to cybersecurity incidents, other breaches or service failures or interruptions. If one or more of these external parties were not able to perform their functions for a period of time, at an acceptable service level, or with increased volumes, our business operations could be constrained, disrupted, or otherwise adversely affected. In addition, any failure, interruption or breach in security of these systems, any disruption of service, or any external party's failure to perform its obligations could result in failures or interruptions in our ability to conduct and manage our business effectively, including, without limitation, our advances, MPP, funding, hedging activities and regulatory compliance. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be timely detected or adequately addressed by us or the third parties on which we rely. Any failure, interruption, or breach could significantly harm our customer relations and business operations, which could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

A Failure of the Business and Financial Models and Related Processes Used to Evaluate Various Financial Risks and Derive Certain Estimates in Our Financial Statements Could Produce Unreliable Projections or Valuations, which Could Adversely Affect Our Business, Financial Condition, Results of Operations and Risk Management.

We are exposed to market, business and operational risk, in part due to the significant use of business and financial models when evaluating various financial risks and deriving certain estimates in our financial statements. Our business could be adversely affected if these models fail to produce reliable projections or valuations. These models, which rely on various inputs including, but not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of options contracts, cash flows on mortgage-related assets, and counterparty financial information, require management to make critical judgments about the appropriate assumptions that are used in the determinations of such risks and estimates and may overstate or understate the value of certain financial instruments, future performance expectations, or our level of risk exposure. Our models could produce unreliable results for many reasons, including, but not limited to, invalid or incorrect assumptions underlying the models, the need for manual adjustments in response to rapid changes in economic conditions, incorrect coding of the models, incorrect data being used by the models or inappropriate application of a model to products or events outside the model's intended use. In particular, models can be less dependable when the economic environment is outside of historical experience. While we take steps to review and validate our models to minimize inaccuracies, there can be no assurance that all inaccuracies will be identified timely. The reliance on inaccurate models could result in unreliable projections or valuations, which could result in sub-optimal strategies and, in turn, adversely affect our business, financial condition, results of operations and risk management.

General Risks

Natural Disasters and Similar Catastrophic Events Could Adversely Affect Our Business and Our Members.

Regions in which we operate are subject to natural disasters, including risks from hurricanes, tornadoes, floods, wildfires, drought and other natural disasters. Relatedly, we are aware of certain reports that find, among other things, that:

•homeowners in communities impacted by such events are paying far more for insurance than other communities and, in some instances, insurance is unavailable at any cost;
•policy nonrenewal rates are higher in areas with the highest expected losses from such events; and
•such events are making it more costly for insurers to operate.

Accordingly, natural disasters and similar catastrophic events may adversely affect the housing market if insurers cease providing insurance necessary for housing construction to occur and mortgage loans to be granted. We are directly impacted by the condition of the housing and residential mortgage markets, as discussed under "Adverse Trends in the Mortgage Lending Sector, Especially in Our District, Could Adversely Affect Us".

Likewise, catastrophic events similar to natural disasters, such as epidemics or pandemics, acts of war or terrorism, and/or disruptions in the availability of critical infrastructure on which we rely due to a cybersecurity incident or otherwise could occur. Any such event could destroy or damage our assets or collateral that members have pledged to us; disrupt our business; increase the probability of power or other outages; adversely affect the livelihood of borrowers of our members; or otherwise cause significant economic dislocation in the impacted regions. Any of these situations may adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are subject to the risk of a cybersecurity incident, whether intentional or unintentional, which could jeopardize the confidentiality, integrity, or availability of our information systems or any information residing therein. These incidents include, but are not limited to, malicious software or exploited vulnerabilities, social engineering, such as phishing, denial-of-service attacks, viruses, and malware. For additional information, see Item 1A. Risk Factors for a description of cybersecurity incident risk.

Cybersecurity risk management is integrated into our overall enterprise risk management program. Consistent with industry standards, including the National Institute of Standards and Technology program and the Center for Internet Security, our cybersecurity risk management program assesses, identifies, and manages material risks from cybersecurity incidents that may directly or indirectly impact our business strategy, results of operations, or financial condition. We endeavor to continuously develop our policies and processes to mitigate our exposure to cybersecurity risks given, among other things, the evolving nature of these risks. For example, we recognize the role artificial intelligence ("AI"), including generative AI, can play in conducting our business and are exploring ways to use AI to enhance responsible innovation and improve collaboration. However, we also recognize the risks that AI can present, including data privacy and security risks, among other risks. Accordingly, we have established a policy regarding the responsible, secure, and transparent use of AI that applies to our employees, contractors, directors, and consultants designed to mitigate such risks.

Our cybersecurity risk-mitigating processes include, but are not limited to, the following: performing regular risk assessments to identify, understand, and prioritize risks from cybersecurity threats; the design and testing of appropriate security and access controls; the implementation of firewalls, anti-virus software, and real time network monitoring and penetration testing; the deployment of software updates to address security vulnerabilities and maintaining a vulnerability management program; and periodic employee training and simulations to educate employees on how to identify and avoid various forms of social engineering.

In accordance with our risk management policies, we undertake due diligence of third-party systems with which we interact, in addition to requiring data protection covenants in the related third-party provider agreements, as appropriate. Our vendor management program includes ongoing monitoring and oversight of the third-party providers, including performance and information security reviews utilizing System and Organization Control reports, when available, and risk based re-assessment of high inherent-risk third-party providers on an annual basis. Any unsatisfactory reviews are escalated for consideration of appropriate steps to appropriately manage the related risk.

We leverage certain third-party providers to support our security event monitoring and vendor security due diligence process. Additionally, we may engage external assessors, consultants, and auditors to assist in the development, enhancement, and monitoring of our processes for assessing, identifying, and managing risks associated with cybersecurity incidents.

Our business continuity program includes the maintenance of resources necessary to protect us from potential loss during a disruption, which includes the unavailability of information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. The business continuity program includes, among other items, business impact analysis and tabletop exercises for developing effective business resiliency plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate.

During the period covered by this report, we have not experienced any cybersecurity incidents that have had a material effect on our financial condition or results of operations. We assess the materiality of any cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members and protect private information, lost revenue, disruption of business operations, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

Our board of directors provides oversight of our risk management program, which includes cybersecurity risk management, via its Risk Oversight Committee. Among its responsibilities, the Risk Oversight Committee reviews and discusses, from a risk oversight point of view, reports on the Bank's current and emerging security risks, the metrics used to monitor security risks, and management's views on the acceptable and appropriate levels of security risk.

The board's Security/Technology Committee reviews the overall status of management's information security program, including any significant issues, significant emerging risks, strategies, and other information to ensure that information security management practices appropriately address potential risks. It is also responsible for the exposure and containment of technology risks, including security risks.

Our board of directors receives regular presentations and reports throughout the year on cybersecurity and information security risk. These presentations and reports address a broad range of topics, including updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources and organization, the threat environment and vulnerability assessments, and specific and ongoing efforts to prevent, detect, and respond to internal and external incidents and critical threats. In addition, the Chief Information Security Officer ("CISO") provides prompt and timely information on any cybersecurity or information security incidents that may pose significant risk to us and continues to provide regular reports on any such incident until its conclusion.

Under the management and direction of the Chief Information Officer, the CISO is responsible for assessing and managing our material risks from cybersecurity threats. The CISO also has a dotted line reporting relationship to the Chief Risk and Compliance Officer ("CRCO") for purposes of providing additional visibility to the related risks. The CISO regularly briefs management's internal Risk Committee, which is chaired by the CRCO and includes cross-functional representation from across the Bank, on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents.

Our information security department, which is led by the CISO, is comprised of specialized professionals who are responsible for the day-to-day, hands-on management of the cybersecurity risk and who handle the processes and procedures to mitigate and implement protective, proactive, and reactive measures to protect us against those risks.

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

For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management.

ITEM 2. PROPERTIES

We own an office building containing approximately 117,000 square feet of office and storage space at 8250 Woodfield Crossing Boulevard, Indianapolis, IN, of which we lease 5,000 square feet to a single tenant. In addition, we lease office space in Detroit, MI, which is used for community and member engagement.

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

Under our capital plan, PFIs may opt in to an activity-based stock requirement in connection with their sales of mortgage loans to us under MPP. PFIs may elect this stock requirement each time they enter into an MCC with us based on the outstanding principal balance of loans purchased.

Our capital plan also permits the board of directors to authorize the issuance of Class A stock. Under the plan, Class A stock may be used at the member’s election, in lieu of Class B-2 stock, to satisfy the member’s activity-based stock requirement. As of December 31, 2025, the board of directors had not authorized the issuance of Class A stock. Depending on the class of capital stock, it may be redeemed either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of their required holdings at our discretion at any time in accordance with our capital plan.

Number of Shareholders

As of February 28, 2026, we had 363 shareholders and $3.0 billion par value of regulatory capital stock, which includes Class B stock and MRCS issued and outstanding.

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

Under Finance Agency regulations, dividends cannot be paid in the form of capital stock if our excess stock is greater than 1% of our total assets. At December 31, 2025, our excess stock was 1.00% of our total assets.

For additional information, see Notes to Financial Statements - Note 12 - Capital, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and our Capital Plan is available on our website at www.fhlbi.com by selecting "Resources" and then "Capital Plan".

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

Executive Summary

Overview. As an FHLBank, we are a regional wholesale bank that serves as a financial intermediary between the capital markets and our members. The Bank is structured as a financial cooperative, which allows our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability. Therefore, the Bank is generally designed to expand and contract in asset size as the needs of our members and their communities change.

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

Business Environment. The Bank's financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the conditions in the housing markets, and the level and volatility of market interest rates.

The level and volatility of interest rates, including the shape of the yield curve, are affected by several factors, principally efforts by the Federal Reserve. In support of the Federal Reserve's goals to achieve maximum employment and inflation at the rate of 2% over the longer run, the Federal Open Market Committee ("FOMC") made three 1/4 percentage point interest rate cuts in 2025, with the last occurring in December, which brought the benchmark rate down to a target range of 3.50% to 3.75%.

The following table presents certain key interest rates.

	Average for Twelve-Months Ended		Period End
	December 31,		December 31,
	2025	2024	2025	2024
Federal Funds Effective	4.21%	5.15%	3.64%	4.33%
SOFR	4.24%	5.15%	3.87%	4.49%
1-week Overnight-Indexed Swap	4.20%	5.13%	3.64%	4.33%
3-month U.S. Treasury yield	4.15%	5.10%	3.63%	4.32%
2-year U.S Treasury yield	3.82%	4.38%	3.48%	4.24%
10-year U.S. Treasury yield	4.29%	4.21%	4.17%	4.57%

Source: Bloomberg

At its meeting on January 28, 2026, the FOMC decided to maintain the target range for the federal funds rate at 3.50% to 3.75%, pausing a series of three consecutive interest rate cuts. In its public statement, the FOMC noted that although inflation remains somewhat elevated, economic activity has been expanding at a solid pace, job gains have remained low, and the unemployment rate is showing signs of stabilization.

Impact on Operating Results. Lending and investing activity by our member institutions are key drivers for our balance sheet and income growth. Such activity is a function of both prevailing interest rates and economic activity, including local economic factors, particularly relating to the housing and mortgage markets.

Positive economic trends may increase demand by our members for advances to support their funding needs but can drive market interest rates higher, which can impair activity in the mortgage market. A less active mortgage market can adversely affect demand for advances and activity levels in our MPP. However, member demand for liquidity, particularly during stressed market conditions, can also lead to advances growth. Negative economic trends may decrease demand by our members for advances but can drive market interest rates lower, which can spur activity in the mortgage market. A more active mortgage market can positively affect demand for advances and our MPP.

The Bank has a diversified portfolio of advances to insurance company and depository members. Borrowing patterns between our insurance company and depository members can differ during various economic and market conditions, thereby easing the potential magnitude of core business fluctuations during business cycles.

The level and trends of market interest rates and the shape of the U.S. Treasury yield curve affect our yields and margins on interest-earning assets, including advances, purchased mortgage loans, and our investment portfolio, which contribute to our overall profitability. Additionally, trends in market interest rates drive mortgage origination and prepayment activity, which can lead to net interest margin volatility in our MPP and MBS portfolios. A flat or inverted yield curve, in which the difference between short-term interest rates and long-term interest rates is low, or negative, respectively, may have an unfavorable impact on our net interest margins. A steep yield curve, in which the difference between short-term and long-term interest rates is high, may have a favorable impact on our net interest margins. The level of interest rates also directly affects our earnings on assets funded by our interest-free capital.

Results of Operations and Changes in Financial Condition

Results of Operations for the Years Ended December 31, 2025 and 2024.

The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Years Ended December 31,
Condensed Statements of Comprehensive Income	2025	2024	$ Change	% Change
Interest income	$3,854	$4,130	$(276)	(7)%
Interest expense	3,337	3,623	(286)	(8)%
Net interest income after provision for credit losses	517	507	10	2%
Other income	21	32	(11)
Other expenses	176	157	19
Income before assessments	362	382	(20)	(5)%
AHP assessments	38	40	(2)

Net income	324	342	(18)	(5)%
Total other comprehensive income	65	69	(4)

Total comprehensive income	$389	$411	$(22)	(5)%

Net interest income for the year ended December 31, 2025 was $517 million, a net increase of $10 million compared to the prior year. The increase was primarily due to higher advance prepayment fees, net of swap termination fees, and higher interest spreads on interest-earning assets, net of interest-bearing liabilities, partially offset by lower earnings generated from investing our capital in interest-earning assets.

Net income for the year ended December 31, 2025 was $324 million, a net decrease of $18 million. The decrease was primarily due to valuation changes on our economic hedges resulting from interest rate volatility and an acceleration of the amortization of pension benefits from AOCI to other expenses.

The net change in total OCI for the year ended December 31, 2025 compared to the prior year was due to lower net unrealized gains on AFS securities, partially offset by an acceleration of the amortization of pension benefits.

The following table presents the returns on average assets and returns on average equity.

	Years Ended December 31,
Ratios	2025	2024
Return on average assets	0.39%	0.45%
Return on average equity	7.46%	8.58%

The decline in the returns for the year ended December 31, 2025 compared to the prior year was due to lower net income and higher average balances.

Results of Operations for the Years Ended December 31, 2024 and 2023. A comparison of our results of operations for the years ended December 31, 2024 and 2023 is contained in the corresponding Item 7 in our 2024 Form 10-K, filed with the SEC on March 13, 2025.

Changes in Financial Condition for the Year Ended December 31, 2025.

The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	December 31, 2025	December 31, 2024	$ Change	% Change
Advances	$39,611	$39,833	$(222)	(1)%
Mortgage loans held for portfolio, net	12,444	10,796	1,648	15%
Liquidity investments[1]	12,113	12,911	(798)	(6)%
Other investment securities[2]	21,316	20,189	1,127	6%
Other assets	776	806	(30)	(4)%
Total assets	$86,260	$84,535	$1,725	2%

Consolidated obligations	$79,677	$78,085	$1,592	2%
MRCS	282	363	(81)	(22)%
Other liabilities	1,747	1,852	(105)	(6)%
Total liabilities	81,706	80,300	1,406	2%

Capital stock	2,696	2,555	141	6%
Retained earnings	1,798	1,684	114	7%
Accumulated other comprehensive income (loss)	60	(4)	64	1,337%
Total capital	4,554	4,235	319	8%

Total liabilities and capital	$86,260	$84,535	$1,725	2%

Total regulatory capital	$4,776	$4,602	$174	4%

1    Includes cash, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and U.S. Treasury obligations classified as trading securities.
2    Includes AFS and HTM securities.

Total assets at December 31, 2025 were $86.3 billion, a net increase of $1.7 billion, or 2%, from December 31, 2024.

The carrying value of advances outstanding at December 31, 2025 totaled $39.6 billion, a net decrease of $222 million, or less than 1%, from December 31, 2024.

Mortgage loans held for portfolio at December 31, 2025 totaled $12.4 billion, a net increase of $1.6 billion, or 15%, from December 31, 2024, as the Bank's purchases from its members exceeded principal repayments by borrowers.

Liquidity investments at December 31, 2025 totaled $12.1 billion, a net decrease of $798 million, or 6%, from December 31, 2024. Cash and short-term investments represented 91% of the total liquidity investments at December 31, 2025, while U.S. Treasury obligations represented 9%.

Other investment securities, which consist substantially of MBS and U.S. Treasury obligations classified as HTM or AFS, at December 31, 2025 totaled $21.3 billion, a net increase of $1.1 billion, or 6%, from December 31, 2024.

Total capital at December 31, 2025 was $4.6 billion, a net increase of $319 million, or 8%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advances activity and growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter of 2025.

The Bank's regulatory capital-to-assets ratio at December 31, 2025 was 5.54%, which exceeds all applicable regulatory capital requirements.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

During 2025, demand by our members for advances was strong, primarily due to the availability of suitable products to assist our members in managing their balance sheets and liquidity needs in the uncertain economic environment. Although we expect that members will continue to use advances to meet their liquidity needs and for asset/liability management, our advances balance is expected to decline in 2026.

Despite rising prepayments due to lower mortgage rates, we expect our mortgage loan balance outstanding to increase in 2026 due to continuing demand by our members to participate in our MPP.

We expect to continue to maintain relatively high levels of liquid investments enabling us to timely and reliably support our members' needs. We also expect to continue maintaining investments in Agency MBS up to 300% of total regulatory capital.

Access to debt markets has been reliable, and we expect this access to remain reliable.

As a result of the expected decrease in shorter-term market interest rates, our overall interest spreads are expected to decrease in 2026. The decline in shorter-term market interest rates during 2025 drove asset yields lower and resulted in lower earnings on the portion of our assets funded by our interest-free capital. We expect this adverse impact to continue in 2026.

In 2026, we expect an increase in our operating expenses as we continue to invest in our people, technology, and member service capabilities. Additionally, we have committed to allocating voluntary funding to our AHP and various affordable housing and community investment programs in 2026 of 7.5% of our net earnings for 2025. However, the timing of the recognition of such allocations as expense may vary due to applicable accounting requirements.

As a result of all the foregoing factors, we have forecasted net income in 2026 to be lower than net income in 2025.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On February 19, 2026, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.00%, resulting in a spread between the rates of 5.5 percentage points. The overall weighted-average annualized rate paid on member capital stock was 7.94%. While the overall dividend rate in 2026 will depend on many factors, with the expected decrease in net income, the board may need to evaluate the level of dividends in 2026. However, we expect the board to maintain a meaningful spread between the rates on activity-based stock and non-activity-based stock. Additional repurchases of excess stock may be made in 2026.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets, and the level and volatility of market interest rates, as well as legislative and regulatory actions, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict. However, the Bank has been, and will continue to be, mission driven to meet the needs of its membership and communities.

Analysis of Results of Operations for the Years Ended December 31, 2025 and 2024.

Interest Income. Interest income on advances, mortgage loans held for portfolio, and investment securities is our primary source of revenue. Interest income for the year ended December 31, 2025 totaled $3.9 billion, a decrease of $276 million compared to the prior year, primarily driven by a decrease in yields resulting from lower short-term market interest rates, partially offset by an increase in average balances of interest-earning assets, and advance prepayment fees, net of swap termination fees.

The following table presents the components of advance prepayment fees included in interest income ($ amounts in millions):

	Years Ended December 31,
Components	2025	2024
Gross amount of prepayment fees received from advance borrowers	$18	$1
Gross amount of prepayment credits paid to advance borrowers	(2)	(5)
Gross advance prepayment fees received (paid)	16	(4)
Swap termination fees received (paid)	(3)	5
Total advance prepayment fees, net	$13	$1
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

Interest Expense. Interest expense on consolidated obligations is our primary expense. Interest expense for the year ended December 31, 2025 totaled $3.3 billion, a decrease of $286 million compared to the prior year, primarily driven by a decrease in our cost of funds resulting from lower short-term market interest rates, partially offset by an increase in the average balances of interest-bearing liabilities.

Net Interest Income. Net interest income is our primary source of earnings and is generated from the net interest spread on assets funded by liabilities and the yield on assets funded by interest-free capital as well as the average balances of interest-earning assets and interest-bearing liabilities.

The increase in net interest income for the year ended December 31, 2025 of $10 million compared to the prior year was primarily due to higher prepayment fees on advances, net of swap termination fees, and higher interest spreads on interest-earning assets, net of interest-bearing liabilities, partially offset by lower earnings generated from investing our capital in interest-earning assets.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in insignificant net hedging gains for the year ended December 31, 2025, compared to net hedging gains for the prior year of $6 million, a net decrease of $6 million.

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

	Years Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds
Assets:
Securities purchased under agreements to resell	$4,300	$185	4.29%	$3,833	$198	5.17%	$2,363	$119	5.02%
Federal funds sold	3,842	164	4.27%	3,528	187	5.29%	4,702	240	5.11%
MBS[1]	13,346	682	5.11%	12,363	761	6.15%	11,393	670	5.88%
Other investment securities[1]	8,501	393	4.62%	8,348	461	5.52%	7,602	405	5.33%
Advances	39,404	1,832	4.65%	36,801	2,051	5.57%	36,113	1,943	5.38%
Mortgage loans held for portfolio[2]	11,868	510	4.30%	9,482	358	3.78%	8,015	254	3.17%
Other assets (interest-earning)[3]	2,096	88	4.19%	2,229	114	5.13%	2,495	124	4.97%
Total interest-earning assets	83,357	3,854	4.62%	76,584	4,130	5.39%	72,683	3,755	5.17%
Other assets, net	61			(379)			(955)
Total assets	$83,418			$76,205			$71,728

Liabilities and Capital:
Interest-bearing deposits	$977	40	4.04%	$870	44	5.00%	$781	38	4.85%
Discount notes	24,034	1,013	4.22%	18,642	967	5.19%	20,213	1,001	4.95%
CO bonds	52,842	2,267	4.29%	51,581	2,591	5.02%	46,042	2,204	4.79%
MRCS	301	17	5.68%	365	21	5.72%	371	17	4.73%
Total interest-bearing liabilities	78,154	3,337	4.27%	71,458	3,623	5.07%	67,407	3,260	4.84%
Other liabilities	921			766			751
Total capital	4,343			3,981			3,570
Total liabilities and capital	$83,418			$76,205			$71,728

Net interest income		$517			$507			$495

Net spread on interest-earning assets less interest-bearing liabilities			0.35%			0.32%			0.33%

Net interest margin[4]			0.62%			0.66%			0.68%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07			1.08

1    The average balances of AFS securities are based on amortized cost.
2    Includes non-accrual loans.
3    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
4    Net interest income expressed as a percentage of the average balances of interest-earning assets.

Changes in both volume and interest rates determine changes in net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Year Ended December 31,
	2025 vs. 2024
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$23	$(36)	$(13)
Federal funds sold	15	(38)	(23)
MBS	57	(136)	(79)
Other investment securities	6	(74)	(68)
Advances	138	(357)	(219)
Mortgage loans held for portfolio	98	54	152
Other assets (interest-earning)	(6)	(20)	(26)
Total	331	(607)	(276)
Increase (decrease) in interest expense:
Interest-bearing deposits	5	(9)	(4)
Discount notes	248	(202)	46
CO bonds	62	(386)	(324)
MRCS	(4)	—	(4)
Total	311	(597)	(286)

Increase (decrease) in net interest income	$20	$(10)	$10

Average Balances. The average balances of interest-earning assets for the year ended December 31, 2025 increased by 9% compared to the prior year. The average balances of mortgage loans increased by 25% as purchases from our members exceeded principal repayments by borrowers. The average balances of advances increased by 7% as a result of growth in advances demand. The average balances of MBS increased by 8%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the year ended December 31, 2025 increased by 9% compared to the prior year. The average balances of CO bonds increased by 2% while the average balances of discount notes increased by 29%, reflecting a change in mix of funding.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the year ended December 31, 2025 was 4.62%, a decrease of 77 bps compared to the prior year, resulting primarily from lower short-term market interest rates that led to lower yields on our interest-earning assets. Such decrease contributed to the decrease in interest income on the portion of the Bank's assets funded by its interest-free capital. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the year ended December 31, 2025 was 4.27%, a decrease of 80 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was an increase in the net interest spread of 3 bps.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Years Ended December 31,
Components	2025	2024
Net realized gains on sales of AFS and HTM securities	$4	$2
Net gains on trading securities	13	10
Net gains (losses) on derivatives	(10)	7
Other, net	14	13

Total other income	$21	$32

The decrease in total other income for the year ended December 31, 2025 compared to the prior year was primarily due to valuation changes on our economic derivatives resulting from interest rate volatility.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Years Ended December 31,
Components	2025	2024
Compensation and benefits	$70	$64
Other operating expenses	39	38
Finance Agency and Office of Finance	14	12
Voluntary contributions to housing and community investment	36	37
Other	17	6

Total other expenses	$176	$157

The increase in total other expenses for the year ended December 31, 2025 compared to the prior year was primarily due to the acceleration of previously unrecognized pension benefits from AOCI into other expenses following the settlement of our liability, in connection with the retirement of our former President - CEO.

Supporting Housing and Community Investment. In addition to statutory AHP assessments, we committed to allocating voluntary funding to our AHP and various affordable housing and community investment programs in 2025 and 2024 of 7.5% of the prior year's income before assessments, as adjusted.

The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions) for the years ended December 31, 2025 and 2024. The timing of the recognition of such contributions in other expenses can vary due to applicable accounting requirements.

	Years Ended December 31,
Voluntary Contribution Components	2025	2024
Contributions to AHP	$8	$11
Grants and donations to affordable housing and community investment	25	22
Total voluntary contribution fulfillment	33	33
Supplemental voluntary contributions to AHP	3	4
Total voluntary contributions to housing and community investment	$36	$37

Voluntary contributions to the AHP or other housing and community investment programs recognized as expense reduce income before assessments which, in turn, reduces the statutory AHP assessment. As such, we make supplemental voluntary contributions to the AHP in an amount that restores the statutory AHP assessment amount to what it otherwise would have been.

AHP Assessments. The FHLBanks are required by statute to set aside annually 10% of net earnings to fund the AHP, subject to an aggregate minimum of $100 million. For purposes of the AHP calculation, net earnings is defined as income before assessments, plus interest expense related to MRCS, if applicable. For the years ended December 31, 2025 and 2024, our AHP assessments were $38 million and $40 million, respectively. Our AHP assessment fluctuates in accordance with our net earnings.

For the year ended December 31, 2025, the Bank's combined required and voluntary allocation totaled $74 million, a decrease of $3 million, or 4%, compared to 2024.

Total Other Comprehensive Income (Loss). Total OCI for the year ended December 31, 2025 consisted primarily of net unrealized gains on AFS securities. The net unrealized gains on AFS securities represent the portion of the changes in fair value that are not attributable to the risks being hedged in fair-value hedge relationships and were primarily impacted by changes in interest rates, credit spreads, and volatility.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	December 31, 2025		December 31, 2024
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$39,611	46%	$39,833	47%
Mortgage loans held for portfolio, net	12,444	14%	10,796	13%
Cash and short-term investments	11,011	13%	11,823	14%
Trading securities	1,102	1%	1,088	1%
MBS	13,760	16%	12,863	15%
Other investment securities	7,556	9%	7,326	9%
Other assets	776	1%	806	1%

Total assets	$86,260	100%	$84,535	100%

Total assets as of December 31, 2025 were $86.3 billion, an increase of $1.7 billion, or 2%, compared to December 31, 2024, primarily driven by an increase in mortgage loans held for portfolio. The mix of our assets at December 31, 2025 remained relatively consistent with December 31, 2024.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at December 31, 2025 at carrying value totaled $39.6 billion, a net decrease of $222 million, or less than 1%, compared to December 31, 2024. Advances outstanding, at par, totaled $39.6 billion, a net decrease of $570 million, or 1%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	December 31, 2025		December 31, 2024
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and saving institutions	$19,512	49%	$19,280	48%
Credit unions	5,151	13%	5,567	14%
Former members	1,400	4%	1,605	4%
Total depository institutions	26,063	66%	26,452	66%

Insurance companies:
Insurance companies	13,508	34%	13,692	34%
Former members	5	—%	5	—%
Total insurance companies	13,513	34%	13,697	34%

CDFIs	4	—%	1	—%

Total advances outstanding	$39,580	100%	$40,150	100%

Advances outstanding, at par, to our depository members decreased by $389 million, or 1%, and advances outstanding, at par, to our insurance company members decreased by $184 million, or 1%.

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

	December 31, 2025		December 31, 2024
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$7,387	19%	$8,491	21%
Due after 1 through 5 years	13,629	34%	12,546	31%
Due after 5 through 15 years	639	2%	1,436	4%
Thereafter	8	—%	10	—%
Total	21,663	55%	22,483	56%

Callable or prepayable
Due after 1 through 5 years	10	—%	5	—%
Due after 5 through 15 years	36	—%	36	—%
Total	46	—%	41	—%

Putable
Due in 1 year or less	80	—%	—	—%
Due after 1 through 5 years	2,262	6%	1,772	4%
Due after 5 through 15 years	2,545	6%	4,269	11%
Total	4,887	12%	6,041	15%

Total fixed-rate	26,596	67%	28,565	71%

Variable-rate:
Without call or put options
Due in 1 year or less	102	—%	100	—%
Due after 1 through 5 years	630	2%	510	1%
Total	732	2%	610	1%

Callable or prepayable
Due in 1 year or less	7,527	19%	6,464	16%
Due after 1 through 5 years	2,796	7%	2,652	7%
Due after 5 through 15 years	1,411	4%	1,455	4%
Thereafter	518	1%	404	1%
Total	12,252	31%	10,975	28%

Total variable-rate	12,984	33%	11,585	29%

Total advances	$39,580	100%	$40,150	100%

The mix of fixed- vs. variable-rate advances at December 31, 2025 changed from December 31, 2024, due primarily to member demand. At December 31, 2025 and 2024, fixed-rate advances included $22.0 billion and $22.9 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the year ended December 31, 2025, the par value of advances due in one year or less increased by less than 1%, while advances due after one year decreased by 2%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 38% at December 31, 2025, an increase from 37% at December 31, 2024. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at December 31, 2025 and 2024 totaled 49%.

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

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

Mortgage Loans Activity	2025	2024	2023
Balance, beginning of year	$10,591	$8,453	$7,533
Purchases by Bank	2,916	3,107	1,613
Principal repayments by borrowers	(1,300)	(969)	(693)
Balance, end of year	$12,207	$10,591	$8,453

Strong demand by our members to participate in our MPP resulted in purchases outpacing principal repayments in each of the three years presented. Fluctuations in mortgage market rates during 2025 resulted in higher levels of prepayments by our borrowers compared to 2024.

A breakdown of the UPB of mortgage loans held for portfolio by primary product type is presented below ($ amounts in millions).

	December 31, 2025		December 31, 2024
Product Type	UPB	% of Total	UPB	% of Total
Conventional	$11,821	97%	$10,322	97%
Government-guaranteed or -insured	386	3%	269	3%

Total mortgage loans held for portfolio	$12,207	100%	$10,591	100%

The following table presents the UPB of mortgage loans by redemption term ($ amounts in millions).

Redemption Term	December 31, 2025	December 31, 2024
Due in 1 year or less	$354	$329
Due after 1 through 5 years	1,489	1,377
Due after 5 through 15 years	4,087	3,626
Thereafter	6,277	5,259
Total mortgage loans held for portfolio, UPB	$12,207	$10,591

We maintain an allowance for credit losses based on our best estimate of expected losses over the remaining life of each loan. The following table presents the components of the allowance for expected credit losses, including the credit enhancement waterfall ($ amounts in millions).

Components of Allowance	December 31, 2025	December 31, 2024
Expected losses remaining after borrower's equity, before credit enhancements	$8.9	$6.0
Portion of expected losses recoverable from credit enhancements:
PMI	(4.0)	(2.6)
LRA	(4.7)	(3.2)
SMI	(0.1)	(0.1)
Total portion recoverable from credit enhancements	(8.8)	(5.9)

Allowance for expected credit losses	$0.1	$0.1

Liquidity and Other Investment Securities. We maintain our investment portfolio to provide liquidity, support housing finance, utilize balance sheet capacity, and supplement our earnings. The earnings on our investments bolster our capacity to meet our commitments to affordable housing and community development and to cover operating expenses.

The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	December 31, 2025		December 31, 2024
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$52	—%	$71	—%
Interest-bearing deposits	1,327	4%	857	3%
Securities purchased under agreements to resell	4,550	14%	7,500	23%
Federal funds sold	5,082	15%	3,395	10%
Total cash and short-term investments	11,011	33%	11,823	36%

Trading securities:
U.S. Treasury obligations	1,102	3%	1,088	3%
Total trading securities	1,102	3%	1,088	3%

Total liquidity investments	12,113	36%	12,911	39%

Other investment securities:
AFS securities:
U.S. Treasury obligations	6,008	18%	5,695	17%
GSE and TVA debentures	1,474	4%	1,583	5%
GSE multifamily MBS	7,837	24%	7,072	21%
Total AFS securities	15,319	46%	14,350	43%

HTM securities:
State housing agency obligations	74	—%	48	—%
Other U.S. obligations - guaranteed single-family MBS	3,160	10%	3,598	11%
GSE single-family MBS	2,323	7%	1,653	5%
GSE multifamily MBS	440	1%	540	2%
Total HTM securities	5,997	18%	5,839	18%

Total other investment securities	21,316	64%	20,189	61%

Total cash and investments, carrying value	$33,429	100%	$33,100	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advances activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at December 31, 2025 totaled $11.0 billion, a net decrease of $812 million, or 7%, from December 31, 2024.

The Bank purchases certain U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at December 31, 2025 totaled $1.1 billion, an increase of $14 million, or 1%, from December 31, 2024.

Liquidity investments at December 31, 2025 totaled $12.1 billion, a net decrease of $798 million, or 6%, from December 31, 2024. As a result, liquidity investments as a percent of total cash and investments decreased to 36% at December 31, 2025 from 39% at December 31, 2024

Other Investment Securities. AFS securities at December 31, 2025 totaled $15.3 billion, a net increase of $969 million, or 7%, from December 31, 2024. The increase resulted primarily from purchases of GSE multifamily MBS and U.S. Treasury obligations, offset by maturities and sales.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at December 31, 2025 totaled $68 million, compared to net unrealized gains at December 31, 2024 of $12 million, primarily due to changes in interest rates, credit spreads, and volatility.

HTM securities at December 31, 2025 totaled $6.0 billion, a net increase of $158 million, or 3%, from December 31, 2024. The increase was primarily due to purchases of GSE single-family MBS, offset by maturities of MBS.

Net unrecognized losses on HTM securities at December 31, 2025 totaled $17 million, a decrease in the net losses of $25 million compared to December 31, 2024, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	December 31, 2025		December 31, 2024
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$7,453	49%	$7,260	51%
Total MBS fixed-rate	7,798	51%	7,078	49%

Total AFS securities	$15,251	100%	$14,338	100%

HTM Securities:
Total non-MBS fixed-rate	$74	1%	$48	1%
Total MBS fixed-rate	191	3%	195	3%
Total MBS variable-rate	5,732	96%	5,596	96%

Total HTM securities	$5,997	100%	$5,839	100%

AFS and HTM securities:
Total fixed-rate	$15,516	73%	$14,581	72%
Total variable-rate	5,732	27%	5,596	28%

Total AFS and HTM securities	$21,248	100%	$20,177	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at December 31, 2025 remained relatively consistent with December 31, 2024. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Investments by Year of Contractual Maturity. The following table provides, by year of contractual maturity, carrying values and yields for AFS and HTM securities as of December 31, 2025 ($ amounts in millions).

		Due after	Due after
	Due in	one year	five years	Due after
	one year	through	through	ten
Investments	or less	five years	ten years	years	Total
AFS Securities:
U.S. Treasury obligations	$—	$4,644	$1,364	$—	$6,008
GSE and TVA debentures	871	575	28	—	1,474
GSE multifamily MBS[1]	661	3,434	3,385	357	7,837
Total AFS securities	1,532	8,653	4,777	357	15,319

HTM Securities:
State housing agency obligations	—	—	—	74	74
Other U.S. obligations - guaranteed single-family MBS[1]	—	—	—	3,160	3,160
GSE single-family and multifamily MBS[1]	—	414	184	2,165	2,763
Total HTM securities	—	414	184	5,399	5,997

Total AFS and HTM securities, carrying value	$1,532	$9,067	$4,961	$5,756	$21,316

Yield on AFS securities[2]	2.30%	3.11%	3.94%	3.90%
Yield on HTM securities[2]	—%	3.67%	4.43%	4.87%

1    Year of redemption on our MBS is based on contractual maturity. Actual maturities will likely differ from contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.
2    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable AFS or HTM portfolio. The result is then multiplied by 100 to express it as a percentage.

At December 31, 2025, based on contractual maturities, as a percentage of total carrying value, AFS and HTM securities due in one year or less were 7%, due after one year through five years were 43%, due after 5 years through 10 years were 23%, and due after 10 years were 27%.

Total Liabilities. Total liabilities at December 31, 2025 were $81.7 billion, a net increase of $1.4 billion, or 2%, from December 31, 2024.

Deposits (Liabilities). Total deposits at December 31, 2025 were $739 million, a net decrease of $174 million, or 19%, from December 31, 2024. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

At December 31, 2025 we had a term deposit totaling $100 thousand which had a maturity of 3 months or less. At December 31, 2024, we had no term deposits outstanding.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at December 31, 2025 totaled $79.7 billion, a net increase of $1.6 billion, or 2%, from December 31, 2024, which reflected increased funding needs associated with the net increase in the Bank's total assets.

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

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	December 31, 2025		December 31, 2024
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$27,554	34%	$25,294	32%
CO bonds	25,317	32%	21,863	28%
Total due in 1 year or less	52,871	66%	47,157	60%
Long-term CO bonds	27,416	34%	31,997	40%

Total consolidated obligations	$80,287	100%	$79,154	100%

The mix of our funding changed from December 31, 2024 as the utilization of short-term funding increased, primarily the result of an increase in short-term assets. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities. Additionally, in light of each FHLBank's significant reliance on short-term funding, the FHLBanks work collectively to manage FHLB System-wide liquidity and funding and jointly monitor System-wide refinancing risk, i.e., the potential difficulty or inability to roll over short-term consolidated obligations when market conditions change. In managing and monitoring the amounts of assets that require refunding, the FHLBanks may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations).

At December 31, 2025 and 2024, callable CO bonds were 43% and 49% of total CO bonds outstanding, respectively. The decrease resulted from less favorable market opportunities to issue callable CO bonds.

At December 31, 2025 and 2024, 62% and 72%, respectively, of our fixed-rate CO bonds were swapped using derivatives to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk. The decline resulted from an increase in the hedging of fixed-rate discount notes.

Derivatives. We classify interest-rate swaps as derivative assets or liabilities according to the net estimated fair value of the interest-rate swaps with each counterparty. As of December 31, 2025 and 2024, we had derivative assets, net of collateral held or posted, including accrued interest, with estimated fair values of $445 million and $478 million, respectively, and derivative liabilities, net of collateral held or posted, including accrued interest, with estimated fair values of $1 million and $9 million, respectively. The estimated fair values are based on a wide range of factors, including current and projected levels of interest rates, credit spreads, and volatility. Increases and decreases in the fair value of derivatives are primarily caused by changes in the derivatives' respective underlying interest-rate indices.

The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	December 31, 2025	December 31, 2024
Advances	$21,959	$22,904
Investments	17,209	17,467
Mortgage loans MDCs	521	216
CO bonds	17,786	26,644
Discount notes	14,690	11,982

Total notional outstanding	$72,165	$79,213

The total notional amount outstanding at December 31, 2025 decreased compared to the amount outstanding at December 31, 2024. The decrease in derivatives hedging CO bonds was driven primarily by a decrease in fixed-rate CO bonds outstanding, partially offset by the increase in derivatives hedging discount notes to manage the impact of actual and anticipated changes in short-term interest rates.

Total Capital. Total capital at December 31, 2025 was $4.6 billion, a net increase of $319 million, or 8%, from December 31, 2024. The net increase resulted primarily from members' purchases of capital stock to support their advances activity and growth in retained earnings, offset by the Bank's repurchases of capital stock in the first quarter of 2025.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	December 31, 2025	December 31, 2024
Capital stock	59%	60%
Retained earnings	40%	40%
Accumulated other comprehensive income (loss)	1%	—%
Total GAAP capital	100%	100%

The components of GAAP capital at December 31, 2025 remained relatively consistent with December 31, 2024.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	December 31, 2025	December 31, 2024
Total GAAP capital	$4,554	$4,235
Exclude: Accumulated other comprehensive (income) loss	(60)	4
Include: MRCS	282	363
Total regulatory capital	$4,776	$4,602
Liquidity

We endeavor to manage our liquidity in order to be able at all times to satisfy our members' needs for short- and long-term funds, repay maturing consolidated obligations, redeem or repurchase excess stock, and meet other financial obligations. We are required to maintain liquidity in accordance with the Bank Act, certain Finance Agency regulations, and related policies established by our management and board of directors.

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

Historically, our status as a GSE and favorable credit ratings have provided us with excellent access to capital markets. Our ability to obtain funds through the issuance of consolidated obligations at acceptable interest costs depends on prevailing conditions in the capital markets, particularly the short-term capital markets, and the capital markets' perception of the riskiness of those obligations. Our consolidated obligations are not obligations of, and they are not guaranteed by, the United States government, although they have historically received the same credit rating as the United States government bond credit rating. The rating has not been affected by rating actions taken with respect to individual FHLBanks. During the year ended December 31, 2025, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $871.0 billion.

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

However, to protect us against temporary disruptions in access to the debt markets, the Finance Agency currently requires us to: (i) maintain contingent liquidity sufficient to cover, at a minimum, 20 calendar days of inability to issue consolidated obligations; (ii) have available, at all times, an amount greater than or equal to our members' current deposits invested in specific assets; (iii) maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to our participation in total consolidated obligations outstanding; and (iv) maintain, through short-term investments, an amount at least equal to our anticipated cash outflows under hypothetical adverse scenarios. We anticipate our liquidity will continue to meet or exceed the Finance Agency's standards going forward.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. As of December 31, 2025, we were operating within those limits.

To support member deposits, the Bank Act requires us to have at all times a liquidity deposit reserve in an amount equal to the current deposits received from our members invested in (i) obligations of the United States, (ii) deposits in eligible banks or trust companies, or (iii) advances with a maturity not exceeding five years.

The following table presents our excess liquidity deposit reserves ($ amounts in millions).

	December 31, 2025	December 31, 2024
Liquidity deposit reserves	$51,952	$48,673
Less: total deposits	739	913
Excess liquidity deposit reserves	$51,213	$47,760

The increase in liquidity deposit reserves is primarily due to increases in advances maturing in 5 years or less and overnight federal funds sold.

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

	December 31, 2025	December 31, 2024
Aggregate qualifying assets	$85,715	$83,936
Less: total consolidated obligations outstanding	79,677	78,085
Aggregate qualifying assets in excess of consolidated obligations	$6,038	$5,851

Ratio of aggregate qualifying assets to consolidated obligations	1.08	1.07

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

Changes in Cash Flow. The balances of our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. Net cash used in operating activities for the year ended December 31, 2025 was $(245) million, compared to net cash provided by operating activities for the year ended December 31, 2024 of $542 million. The net change of $787 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

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

	December 31, 2025		December 31, 2024
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,321	45%	$1,245	43%
Credit unions	510	17%	488	17%
Total depository institutions	1,831	62%	1,733	60%
Insurance companies	865	29%	822	28%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,696	91%	2,555	88%

MRCS:
Depository institutions	280	9%	345	11%
Insurance companies	2	—%	18	1%
Total MRCS	282	9%	363	12%

Total regulatory capital stock	$2,978	100%	$2,918	100%

Required and Excess Capital Stock. Capital stock that is not required as a condition of membership or to support outstanding obligations of members or former members to us is considered excess capital stock under our capital plan. In general, the level of excess capital stock fluctuates with our members' level of credit products and, to the extent members have opted-in to AMA activity-based stock requirements, principal amounts of MDCs. As of December 31, 2025, AMA activity-based Class B-2 stock outstanding totaled $166 million.

The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	December 31, 2025	December 31, 2024
Required capital stock:
Member capital stock	$2,055	$2,054
MRCS	63	73
Total required capital stock	2,118	2,127

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	603	498
Member capital stock subject to outstanding redemption requests	38	3
MRCS	219	290
Total excess capital stock	860	791

Total regulatory capital stock	$2,978	$2,918

Excess stock as a percentage of regulatory capital stock	29%	27%

The net increase in total regulatory capital stock was due to members' purchases of capital stock to support their advances activity, substantially offset by the Bank voluntarily repurchasing excess member stock in the first quarter of 2025.

Under our capital plan, the Bank is required to repurchase excess stock if its regulatory capital ratio as of the last day of any month exceeds a specific ratio established by the board of directors from time to time, currently 5.75%, by at least 25 bps. As a result, the current threshold for repurchase is a regulatory capital ratio of 6.0%. Our regulatory capital ratio at December 31, 2025 was 5.54%. Excess stock must be repurchased under these circumstances only to the extent required to reduce the Bank's regulatory capital ratio to such specified ratio. Otherwise, we are not required to redeem excess Class B stock from a member until five years after the earliest of (i) termination of the membership, (ii) our receipt of notice of voluntary withdrawal from membership, or (iii) the member's request for redemption of its excess stock. At our discretion, we may also voluntarily repurchase, and have repurchased from time to time, excess stock upon approval of our board of directors and with 15 days' notice to the member in accordance with our capital plan.

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

Our capital plan permits us, at our discretion, to retain the proceeds of redeemed or repurchased stock if we determine that there is an existing or anticipated collateral deficiency related to any obligations of the member to us until the member delivers other collateral to us, such obligations have been satisfied, or the anticipated collateral deficiency is otherwise resolved to our satisfaction.

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

Capital Distributions. Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. Our board of directors' decision to declare dividends is influenced by our financial condition, adequacy of retained earnings, and overall financial performance, as well as actual and anticipated developments in the overall economic and financial environment, including the level of interest rates and conditions in the mortgage and credit markets. In addition, our board of directors considers several other factors, including our risk profile, regulatory requirements, our relationship with our members, and the stability of our current capital stock position and membership.

The total amount of the dividend to be paid is based on the declared dividend rate for each sub-series of Class B capital stock and the average number of shares of each sub-series held by members during the dividend payment period (applicable quarter).

The following table summarizes the weighted-average dividend rate paid on our Class B stock, including MRCS1:

	2025	2024	2023
First quarter[2]	7.84%	7.41%	4.84%
Second quarter[2]	7.87%	7.87%	5.44%
Third quarter[2]	8.14%	7.82%	5.88%
Fourth quarter[2]	7.92%	7.91%	6.47%
Year	7.93%	7.75%	5.69%

1    Dividends paid in cash during the period, including the portion recorded as interest expense on MRCS, divided by the average amount of Class B stock eligible for dividends under our capital plan, including MRCS, for that same period.
2    Annualized.

The following table summarizes by year our dividend payout ratio.

	Years Ended December 31,
	2025	2024	2023
Dividend payout ratio[1]	65%	56%	35%

1    Dividends paid in cash during the year, excluding the portion recorded as interest expense on MRCS, divided by net income for the year.

Retained Earnings. The overall adequacy of the Bank's level of retained earnings is evaluated in the context of its overall capitalization. However, we seek to maintain a level of retained earnings that consistently exceeds a minimum level based on the amount we believe is necessary to protect the redemption value of the Bank's capital stock. This minimum is equal to our estimate of the Bank's economic risk that incorporates specified market, credit, operations, and accounting risk estimates. We regularly monitor the adequacy of the Bank's retained earnings and seek to grow retained earnings to enhance the Bank's ability to generate income, pay dividends on capital stock, and sustain operations through changing market and economic conditions. If an increase is deemed necessary, we could evaluate various alternative strategies, such as restructuring the balance sheet, reducing our risk tolerances, increasing capital stock requirements, or reducing dividends. However, we also seek to maintain sufficient dividends, consistent with our mission objective of providing a return to our members that reflects the Bank's risk profile and makes stock ownership a desirable investment alternative.

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

Adequacy of Capital. In addition to possessing the authority to prohibit stock redemptions, our board of directors has the right to require our members to make additional capital stock purchases, as needed, to satisfy statutory and regulatory capital requirements.

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

We must maintain sufficient permanent capital to meet the combined credit risk, market risk, and operational risk components of the risk-based capital requirement.

•Permanent capital is defined as the amount of our Class B stock (including MRCS) plus our retained earnings. We are required to maintain permanent capital at all times in an amount equal to our risk-based capital requirement, which includes the following components:

◦Credit risk, which represents the sum of our credit risk charges for all assets, off-balance sheet items, and derivative contracts, calculated using the methodologies and risk weights assigned to each classification in the regulations;
◦Market risk, which represents the sum of the market value of our portfolio at risk from movements in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during periods of market stress; and
◦Operational risk, which represents 30% of the sum of our credit risk and market risk capital requirements.

The following table presents our risk-based capital requirement in relation to our permanent capital at December 31, 2025 and 2024 ($ amounts in millions).

Risk-Based Capital Components	December 31, 2025	December 31, 2024
Credit risk	$200	$181
Market risk	677	649
Operational risk	263	249

Total risk-based capital requirement	$1,140	$1,079

Permanent capital	$4,776	$4,602

Permanent capital as a percentage of required risk-based capital	419%	427%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market rate environment and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at December 31, 2025 remained well in excess of our total risk-based capital requirement.

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

For details of our off-balance-sheet commitments, see Notes to Financial Statements - Note 16 - Commitments and Contingencies.

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expense. We review these estimates and assumptions based on historical experience, changes in business conditions, and other relevant factors that we believe to be reasonable under the circumstances. Changes in certain estimates and assumptions have the potential to significantly affect our reported financial position and results of operations and, in any given reporting period, our actual results could significantly differ from the estimates and assumptions used in preparing our financial statements.

We consider one of our accounting estimates, the valuation of interest-rate related derivatives and associated hedged items, as critical because it requires management to make a number of difficult, subjective, and/or complex judgments about matters that are inherently uncertain resulting in an increased likelihood that materially different amounts could be reported under different market conditions or when using different assumptions.

Valuation of Interest-Rate Related Derivatives and Hedged Items. The estimated fair values of our interest-rate related derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis, which utilizes market-observable interest rate curves and volatility assumptions. For the year ended December 31, 2025, there were no significant changes to the valuation techniques and assumptions used to derive the estimated fair values of these instruments.

Although our use of derivatives is meant to mitigate market risk, derivatives introduce the potential for earnings volatility. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the derivative instruments positioned to mitigate the market risk associated with those assets or liabilities. Therefore, during periods of significant changes in interest rates and other market factors, our earnings may experience greater volatility. Despite substantially all of our derivatives qualifying for fair-value hedge accounting, due to the size of our hedging portfolio, even a small percentage of hedge ineffectiveness (i.e., any difference in the change in the estimated fair value of the derivative and hedged item attributable to the hedged risk) can have a notable impact on the Bank’s reported earnings.

For additional information on the quantitative impact our qualifying and non-qualifying derivatives had on our reported earnings for the three years ended December 31, 2025, 2024, and 2023, see Notes to Financial Statements - Note 8 - Derivatives and Hedging Activities.

To ensure the estimated fair values of our interest-rate related derivatives and hedged items are reliable, we have several controls and procedures in place including, but not limited to, the following:

•monitoring of hedge effectiveness results;
•comparison of our internally derived derivative values to the respective counterparty’s value(s);
•benchmarking our values to those produced by an alternate model; and
•periodic validations of the valuation model and key assumptions.

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

Over the past five years ended December 31, 2025, the largest amount of net unrealized gains in any year on our qualifying fair-value hedging relationships was $18 million. We have not been in a net unrealized net loss position on our qualifying fair-value hedging relationships at any year-end over the corresponding five year period.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations, or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments. The following is a summary of significant regulatory actions and developments for the period covered by this report.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance have affected, and likely will continue to affect, certain aspects of our business operations. These changes could have an impact on our financial condition, results of operations, and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the Finance Agency, to issue guidance to (i) prevent agencies and GSEs from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how each may impact our business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on us and the FHLBank System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and GSEs, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structures, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government support, or any corresponding impacts to the FHLBank System, the secondary mortgage and MBS market, or the mortgage industry. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, see Item 1A. Risk Factors - Business Risk - Legislative and Regulatory - Changes in the Legislative and Regulatory Environment for FHLBanks, Our Members, Our Debt Underwriters and Investors, or Other Housing GSEs May Adversely Affect Our Business, Demand for Products, the Cost of Debt Issuance, and the Value of FHLBank Membership.

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

Effective risk management programs include not only conformance of specific risk management practices to certain risk-related compliance requirements established by the Finance Agency, but also the active involvement of our board of directors. Our board of directors has established a Risk Appetite Statement that summarizes the amounts, levels, and types of enterprise-wide risk that our management is authorized to undertake in pursuit of achieving our mission and executing our strategic plans. The Risk Appetite Statement includes high level qualitative and quantitative risk limits and tolerances.

Our board of directors has also established a Risk Oversight Committee that provides focus, direction, and accountability for our risk management process. Further, our Enterprise Risk Management Policy serves as a key policy to address our exposures to market, credit, liquidity, operational and business risks, and various other key risk-related policies approved by our board of directors to address operational risk management, model risk management, credit, capital markets, enterprise information security, and artificial intelligence ("AI") risk management.

Our internal Risk Committee focuses exclusively on risk management, as it:

•oversees the identification, monitoring, measurement, evaluation, and reporting of risks;
•promotes cross-functional communication and exchange of ideas pertaining to oversight of our risk profile in accordance with guidelines and objectives established by our board of directors and senior management;
•oversees the actions of the Credit Subcommittee, which oversees the identification, monitoring, measurement, evaluation, and reporting of enterprise-wide credit risks throughout the organization;
•oversees the Information Security Program, which includes managing the risk appetite of the enterprise's information security, cybersecurity, and physical security; and
•oversees the responsible, secure, and transparent use of AI, including the governance and risk‑management processes designed to identify, assess, and report AI‑related risks.

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

Credit analyses are performed on potential and existing borrowers, with the frequency and scope determined by the financial strength of the borrower and/or the amount of our credit products outstanding to that borrower. We establish limits and other requirements for advances and other credit products.

Section 10(a) of the Bank Act prohibits us from making an advance without sufficient collateral to fully secure the advance. Security is provided by perfecting our position in eligible assets pledged by the borrower as collateral before an advance is made. Each member's collateral reporting requirement is based on its collateral status, which reflects its financial condition and type of institution, and our review of conflicting liens, with our level of control over the collateral increasing when a member's financial performance deteriorates. We continually evaluate the quality and value of collateral pledged to support advances and work with members to improve the accuracy of valuations.

Borrowing Limits. Generally, we maintain a credit products borrowing limit of 40% of a depository member's total assets. As of December 31, 2025, we had no advances outstanding to a depository member whose total credit products exceeded 40% of its total assets.

The borrowing limit for our insurance company members is 25% of their total general account assets. As of December 31, 2025, we had no advances outstanding to an insurance company member whose total credit products exceeded 25% of their general account assets.

The credit products borrowing limit for our non-depository CDFI members is 25% of their total assets. As of December 31, 2025, we had no advances outstanding to a non-depository CDFI member whose total credit products exceeded 25% of their total assets.

Any credit extensions to a member whose total credit products exceed the applicable threshold require an additional approval as provided in our credit policy. The approval is based upon a number of factors that may include the member's financial condition, collateral quality, business plan, and earnings stability. We also monitor these members more closely on an ongoing basis. We may impose additional restrictions on extensions of credit to our members at our discretion.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of December 31, 2025, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 43% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	December 31, 2025
Borrower	Amount	% of Total
Old National Bank	$5,751	15%
Merchants Bank of Indiana	3,763	9%
Delaware Life Insurance Company	3,338	8%
First National Bank of America	2,276	6%
Jackson National Life Insurance Company	1,884	5%
Subtotal - five largest borrowers	17,012	43%
Next five largest borrowers	7,141	18%
Remaining borrowers	15,427	39%
Total advances, par value	$39,580	100%

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

For the years ended December 31, 2025, 2024, and 2023, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

Credit Review and Monitoring. We monitor the financial condition of all member and non-member borrowers by reviewing certain available financial data, such as regulatory call reports filed by depository institution borrowers, regulatory financial statements filed with the appropriate state insurance department by insurance company borrowers, SEC filings, and rating agency reports, to help us identify potentially troubled institutions. In addition, we have the ability to obtain members' regulatory examination reports and, when appropriate, may contact members' management teams to discuss performance and business strategies. We analyze this information on a regular basis and use it to determine the appropriate collateral status for our members.

We use analysis and models to assign a credit rating for all depository and insurance members. This measure, combined with other credit monitoring tools and the level of a member's usage of credit products, determines the frequency and depth of underwriting analysis for members.

Collateral Requirements. We generally require all borrowers to execute a security agreement that grants us a blanket lien on substantially all of their assets. Our agreements with borrowers require each borrowing entity to fully secure all outstanding extensions of credit at all times, including advances, accrued interest receivable, standby letters of credit, correspondent services, certain AHP transactions, and all indebtedness, liabilities or obligations arising or incurred as a result of a member transacting business with us. We may also require a member to pledge additional collateral to cover exposure resulting from any applicable prepayment fees on advances.

While we only extend credit based on the borrowing capacity for approved collateral, our contractual arrangements typically allow us to take other assets as collateral to provide additional protection. In addition, under the Bank Act, we have a lien on the borrower's stock in our Bank as security for all of the borrower's indebtedness.

We have an Anti-Predatory Lending Policy and a Subprime and Nontraditional Residential Mortgage Policy that establish guidelines for any subprime or nontraditional loans included in the collateral pledged to us. Loans that are delinquent or violate those policies do not qualify as acceptable collateral and are required to be removed from any collateral value calculation. Consistent with the United States Bureau of Consumer Financial Protection home mortgage lending rules, we accept loans that comply with or are exempt from the ability-to-pay requirements as collateral.

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

With respect to insurance company members, however, Congress provided in the McCarran-Ferguson Act of 1945 that state law generally governs the regulation of insurance and shall not be preempted by federal law unless the federal law expressly regulates the business of insurance. Thus, if a court were to determine that the priority provision of Section 10(e) of the Bank Act conflicts with state insurance law applicable to our insurance company members, the court might then determine that the priority of our security interest would be governed by state law, not Section 10(e). Under these circumstances, the "super lien" priority protection afforded to our security interest under Section 10(e) may not fully apply when we lend to such insurance company members. However, we monitor applicable states' laws, and our security interests in collateral posted by insurance company members have express statutory protections in the jurisdictions where our members are domiciled. In addition, we take all actions required under applicable state law to obtain and maintain a prior perfected security interest in the collateral, including taking possession or control as appropriate, and we apply industry-specific underwriting practices to continually assess the financial strength of our insurance company members. At December 31, 2025, advances outstanding to our insurance company members represented 34% of our total advances outstanding, at par, reflecting the significant portion of total financial assets held by insurance companies in our district.

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

Collateral Valuation. In order to help mitigate the market, credit, liquidity, operational, and business risk associated with collateral, we apply an over-collateralization requirement to the book value or market value of pledged collateral to establish its lending value. Collateral that we have determined to contain a low level of risk, such as United States government obligations, is over-collateralized at a lower rate than collateral that carries a higher level of risk, such as small business loans. Standard requirements range from 100% for deposits (cash) to 140% for residential mortgages pledged through blanket status. Over-collateralization requirements for eligible securities range from 103% to 190% while less traditional types of collateral have standard over-collateralization ratios up to 225%.

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

The following table provides information regarding credit products outstanding with borrowers based on their reporting status, along with their corresponding collateral balances at December 31, 2025. The table only lists collateral that was identified and pledged by borrowers with outstanding credit products, and therefore does not include all assets against which we have security interests ($ amounts in millions).

		Collateral Types
Collateral Status	# of Borrowers	1st lien Residential	Other Real Estate Related-Collateral/CFI	Securities/Delivery	Total Collateral	Lendable Value[1]	Credit Outstanding[2]
Blanket	80	$24,631	$18,236	$5,360	$48,227	$31,935	$12,261
Specific listings	73	34,285	7,105	7,031	48,421	35,572	11,854
Possession	29	10,528	11,493	12,279	34,300	24,589	13,809
Hybrid[3]	4	6,270	1,687	57	8,014	5,238	2,850
Total	186	$75,714	$38,521	$24,727	$138,962	$97,334	$40,774

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

We continually monitor members' collateral status and may require a member to change its collateral status based upon deteriorating financial performance, results of collateral verification reviews, or a high level of borrowings as a percentage of its assets. The blanket lien created by the security agreement remains in place regardless of a member's collateral status.

In addition, we conduct regular collateral verification reviews of loan collateral pledged by members to confirm the existence of the pledged collateral, confirm that the collateral conforms to our eligibility requirements, and score the collateral for concentration and credit risk. Based on the results of such collateral verification reviews, a member may have its over-collateralization requirements adjusted, limitations may be placed on the amount of certain asset types accepted as collateral or, in some cases, the member may be changed to a more stringent collateral status. We may conduct a review of any borrower's collateral at any time.

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

In addition, we are prohibited from purchasing interest-only or principal-only stripped MBS, Collateralized Mortgage Obligations ("CMO") and, Real Estate Mortgage Investment Conduits ("REMIC"); residual-interest or interest-accrual classes of CMOs, REMICs, and MBS; and CMOs or REMICs with underlying collateral containing pay option/negative amortization mortgage loans, unless those loans or securities are guaranteed by the United States government, Fannie Mae, Freddie Mac, or Ginnie Mae.

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

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-United States entities other than those issued by United States branches and agency offices of foreign commercial banks. Our unsecured credit exposures to United States branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. During the year ended December 31, 2025, our unsecured investment credit exposure to United States branches and agency offices of foreign commercial banks was limited to federal funds sold. Our unsecured credit exposures to domestic counterparties and United States subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

The following table presents the unsecured investment credit exposure to private counterparties, categorized by the domicile of the counterparty's ultimate parent, based on the lowest of the counterparty's NRSRO long-term credit ratings, stated in terms of the S&P equivalent. The table does not reflect the foreign sovereign government's credit rating ($ amounts in millions).

	December 31, 2025
Country	AA	A	Total
Domestic	$520	$807	$1,327
Australia	1,700	—	1,700
Canada	—	2,250	2,250
Finland	782	—	782
Germany	100	—	100
Netherlands	—	250	250
Total unsecured credit exposure	$3,102	$3,307	$6,409

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At December 31, 2025, these investments totaled 295% of total regulatory capital.

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

	December 31, 2025
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$520	$807	$—	$1,327
Securities purchased under agreements to resell	—	4,150	400	4,550
Federal funds sold	2,582	2,500	—	5,082
Total short-term investments	3,102	7,457	400	10,959

Trading securities:
U.S. Treasury obligations	1,102	—	—	1,102
Total trading securities	1,102	—	—	1,102

Other investment securities:
U.S. Treasury obligations	6,008	—	—	6,008
GSE and TVA debentures	1,474	—	—	1,474
State housing agency obligations	74	—	—	74
GSE MBS	10,600	—	—	10,600
Other U.S. obligations - guaranteed MBS	3,160	—	—	3,160
Total other investment securities	21,316	—	—	21,316

Total investments, carrying value	$25,520	$7,457	$400	$33,377

Percentage of total	77%	22%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio. We are exposed to credit risk on the loans purchased from our PFIs through the MPP. Each loan we purchase must meet the guidelines for our MPP or be specifically approved as an exception based on compensating factors. For conventional mortgage loans, the credit enhancement required to reach the minimum credit rating is determined by using a mortgage cashflow prepayment, default, and severity model. The model evaluates the characteristics of the loans the PFIs actually delivered for the likelihood of timely payment of principal and interest. The model's results are based on numerous standard borrower and loan attributes, such as the LTV ratio and borrower's credit score, as well as housing market factors, such as the Home Price Index and zip code. Based on the credit assessment, we are required to hold risk-based capital to help mitigate the potential credit risk in accordance with Finance Agency regulations.

Credit losses on defaulted conventional mortgage loans are absorbed by these sources, until they are exhausted, in the following order of priority:

•Borrower's equity;
•PMI (when applicable);
•LRA;
•SMI (as applicable) purchased by the seller from a third-party provider naming us as the beneficiary; and
•Our Bank.

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

PMI. For a conventional loan, PMI, if applicable, covers losses or exposure down to approximately an LTV ratio between 65% and 80% based upon the original appraisal, original LTV ratio, term, and amount of PMI coverage. As of December 31, 2025, we had PMI coverage on $2.1 billion, or 18%, of our conventional MPP mortgage loans, which included coverage of $0.7 million on $2.8 million of seriously delinquent loans, i.e., 90 days or more past due or in the process of foreclosure.

LRA. Our MPP utilizes an enhanced fixed LRA account for credit enhancement consistent with Finance Agency regulations. The funding of the fixed LRA occurs at the time we acquire the loan and is based on the principal amount purchased. Depending on the terms of the MCC, the LRA funding amount varies between 110 bps and 135 bps of the principal amount. LRA funds not used to pay loan losses may be returned to the PFI subject to a retention schedule detailed in each MCC based on the original LRA amount. Per the retention schedule, no LRA funds are returned to the PFI for the first five years after the pool is closed to acquisitions.

The following table presents the changes in the LRA ($ amounts in millions).

LRA Activity	2025
Liability, beginning of year	$262
Additions	34
Claims paid	—
Distributions to PFIs	(12)
Liability, end of year	$284

SMI. For pools of loans acquired under our original MPP, which we ceased offering in 2010, losses that exceed available LRA funds are covered by SMI up to a severity of approximately 50% of the original property value of the loan, depending on the SMI contract terms and subject, in certain cases, to an aggregate stop-loss provision in the SMI policy.

As of December 31, 2025, we were the beneficiary of SMI coverage on conventional mortgage pools with a total UPB of $140 million. The lowest credit rating from S&P and Moody's, stated in terms of the S&P equivalent, for each of our SMI providers is A-. We evaluate the recoverability related to PMI and SMI for mortgage loans that we hold, including insurance companies placed under enhanced supervision of state regulators. We also evaluate the recoverability of outstanding receivables from our PMI and SMI providers related to outstanding and unpaid claims.

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

	December 31, 2025
		% of UPB Outstanding
FICO® SCORE[1]	UPB	Current	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or More
619 or less	$1	84.3%	11.5%	4.2%	—%
620-659	15	93.1%	5.5%	1.3%	0.1%
660-699	816	96.9%	2.3%	0.4%	0.4%
700-739	2,478	98.7%	0.9%	0.2%	0.2%
740 or higher	8,511	99.7%	0.3%	—%	—%
Total	$11,821	99.3%	0.5%	0.1%	0.1%

1     Represents the FICO® score at origination of the lowest scoring borrower for the related loan.

For borrowers in our conventional loan portfolio at December 31, 2025, 99.9% of the borrowers had FICO® scores greater than 660 at origination and the weighted average FICO® score at origination was 761.

LTV Ratio[1]	December 31, 2025
< = 60%	14%
> 60% to 70%	13%
> 70% to 80%	49%
> 80% to 90%[2]	17%
> 90%[2]	7%
Total	100%

1     At origination.
2     These conventional loans were required to have PMI at origination.

For borrowers in our conventional loan portfolio at December 31, 2025, 76% of the borrowers had an LTV ratio of 80% or lower at origination and the weighted average LTV ratio at origination was 75%. We believe these two measures indicate that these loans have a low risk of default.

Mortgage Loan Concentration. During 2025, our top-selling PFI sold us mortgage loans totaling $263 million, or 9% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 42% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the years ended December 31, 2025, 2024, and 2023, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the U.S. Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	December 31, 2025
Michigan	41%
Indiana	35%
Florida	3%
Kentucky	2%
California	2%
All others	17%
Total	100%

Mortgage Loan Credit Performance. The credit ratios of our mortgage loans are presented in the table below along with the amounts used in those calculations ($ amounts in millions).

	December 31,
Metrics and Ratios	2025	2024
Average loans outstanding during the year ended (UPB)	$11,642	$9,301
Mortgage loans held for portfolio (UPB)	12,207	10,591
Non-accrual loans (UPB)	12	12
Allowance for credit losses on mortgage loans held for portfolio	0.1	0.1
Net recoveries during the year ended	(0.1)	(0.1)

Ratio of net charge-offs to average loans outstanding during the year ended	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	—%	—%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.10%	0.11%
Ratio of allowance for credit losses to non-accrual loans	1.07%	1.04%

The serious delinquency rate for our conventional mortgages was 0.08% at December 31, 2025, compared to 0.09% at December 31, 2024. The serious delinquency rate for our government-guaranteed or -insured mortgages was 1.13% at December 31, 2025, compared to 0.42% at December 31, 2024. For our government-guaranteed or -insured mortgages, we rely on insurance provided by the FHA, which generally provides coverage for 100% of the principal balance of the underlying mortgage loan and defaulted interest at the debenture rate. However, we would receive defaulted interest at the contractual rate from the servicer. Both rates were below the national serious delinquency rate.

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

	December 31, 2025
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$6,688	$109	$(103)	$1	$7
Uncleared derivatives - BBB	1,634	3	(3)	—	—
Cleared derivatives - AA	40,738	26	408	—	434
Liability positions with credit exposure
Uncleared derivatives - AA	521	(10)	10	—	—
Uncleared derivatives - A	8,436	(44)	49	—	5
Total derivative positions with credit exposure to non-member counterparties	58,017	84	361	1	446
Total derivative positions with credit exposure to member institutions	42	—	—	—	—
Subtotal - derivative positions with credit exposure	58,059	$84	$361	$1	$446
Derivative positions without credit exposure	14,106

Total derivative positions	$72,165

Derivative positions without credit exposure represent derivative transactions in which the counterparty has the credit exposure.

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

Operational Risk Management. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events. Our management has established policies, procedures, and controls and acquired insurance coverage to mitigate operational risk. Our Internal Audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies, procedures, applicable regulatory requirements, and best practices.

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

Our operations rely on the secure processing, storage, and transmission of sensitive/confidential and other information in our computer systems, software, and networks. As a result, our Information Security Program is designed to protect our information assets, information systems, and sensitive data from internal, external, vendor and third party cyber risks, including due diligence, risk assessments, and ongoing monitoring of critical vendors by our Vendor Management Office. The Information Security Program includes processes for monitoring existing, emerging, and imminent threats as well as cyber attacks impacting our industry in order to develop appropriate risk management strategies. Protective and detective information security controls are in place, along with procedures to respond to and mitigate the impacts of security incidents. For additional information, see Item 1C. Cybersecurity.

In order to ensure our ongoing ability to provide liquidity and service to our members, we have business continuity plans designed to restore critical business processes and systems in the event of a business interruption. We operate two data centers, at separate locations, with the objective of being able to fully recover all critical activities in a timely manner. Both facilities are subject to periodic testing to demonstrate the Bank's resiliency in the event of a disaster. In addition, all Bank staff have the capabilities to work remotely. We also have a back-up agreement in place with another FHLBank to provide limited services to us in the event critical business operations at our primary and back-up facilities are inoperable.

We have insurance coverage for cybersecurity, employee fraud, forgery, and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and other various types of insurance coverage. We complete periodic reviews to ensure the Bank maintains all insurance coverages at commercially appropriate levels.

Business Risk Management. Business risk is the risk of an adverse impact on our profitability and financial condition resulting from external factors that may occur in both the short and long term. Business risk includes economic, political, strategic, reputation, legislative, and regulatory developments or events that are beyond our control. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, changes in the mix and/or concentration of borrowing among members, the introduction of new competing products and services, increased non-bank competition, enhanced liquidity at member institutions due to governmental programs, weakening of the FHLBank System's GSE status, changes in the deposit and mortgage markets for the Bank's members, changes that could occur as a result of new legislation, and other factors that may have a significant direct or indirect impact on our ability to achieve our mission and strategic objectives. Our board of directors and management seek to mitigate these risks by, among other actions, maintaining an open and constructive dialogue with regulators, providing input on potential legislation, conducting long-term strategic planning, and continually monitoring general economic conditions and the external environment.

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
•Prepayment Speeds - expected levels of principal payments on mortgage loans held in a portfolio or supporting an MBS, variations from which alter their cash flows, yields, and values, particularly in cases where the loans or MBS are acquired at a premium or discount; and
•Advance Prepayments - the risk that we suffer lower future income if the principal portion of the prepaid advance is reinvested in lower yielding assets that continue to be funded by higher cost debt.

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

Our general approach toward managing interest-rate risk is to acquire and maintain a portfolio of assets and liabilities that, together with their associated hedges, limit our expected interest-rate sensitivity to within our specified tolerances. Derivative financial instruments, primarily interest-rate swaps, are frequently employed to hedge the interest-rate risk and/or embedded option risk on advances, debt, GSE debentures, and Agency MBS held as investments.

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

The prepayment option on an advance can create interest-rate risk. To protect against this risk, we charge a prepayment fee, thereby substantially reducing market risk associated with the prepayment of an advance.

Significant resources, including analytical computer models and an experienced professional staff, are devoted to properly measuring the level of interest-rate risk in the balance sheet, thus allowing us to monitor the risk against policy and regulatory limits. We use asset and liability models to calculate market values under alternative interest-rate scenarios. The models analyze our financial instruments, including derivatives, using broadly accepted algorithms with consistent and appropriate behavioral assumptions, market prices, market data (such as rates, volatility, etc.), and current position data. On at least an annual basis, we review the major assumptions and methodologies used in the models, including discounting curves, spreads for discounting, and prepayment assumptions.

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including Value-at-Risk ("VaR"), duration and convexity of equity, changes in Market Value of Equity ("MVE"), and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

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

The table below presents the VaR estimate ($ amounts in millions).

	VaR
Years Ended	Year-End	High	Low	Average
December 31, 2025	$677	$714	$677	$692
December 31, 2024	649	779	649	706

Duration and Convexity of Equity. Duration of equity is a measure of interest-rate risk and is one of the primary metrics used to manage our market risk exposure. It is a linear estimate of the percentage change in our MVE that could be caused by a 100 bps parallel upward or downward shift in the interest-rate curves. We value our portfolios using a mix of interest-rate curves and external prices. The market value and interest-rate sensitivity of each asset, liability, and off-balance sheet position is determined to compute our duration of equity. We calculate duration of equity using the interest-rate curve as of the date of calculation and for defined interest rate shock scenarios, including scenarios for which the interest-rate curve is 100 bps and 200 bps higher or lower than the base level. Our board of directors determines acceptable ranges for duration of equity for the base scenario. A negative duration of equity suggests adverse exposure to falling rates and a favorable response to rising rates, while a positive duration suggests adverse exposure to rising rates and a favorable response to falling rates.

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	December 31, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,031	$4,888	$4,788	$4,700	$4,615
Percent change in MVE from base	5.1%	2.1%	—%	(1.8)%	(3.6)%
MVE/book value of equity	104.0%	101.1%	99.0%	97.2%	95.4%
Duration of equity	2.9	2.5	1.9	1.9	1.8

	December 31, 2024
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,535	$4,478	$4,398	$4,314	$4,222
Percent change in MVE from base	3.1%	1.8%	—%	(1.9)%	(4.0)%
MVE/book value of equity	98.6%	97.4%	95.7%	93.8%	91.8%
Duration of equity	1.1	1.6	1.9	2.1	2.3

The changes in these key metrics from December 31, 2024 resulted primarily from the changes in market value of the Bank's assets and liabilities in response to changes in the market environment, model updates, changes in portfolio composition and our hedging strategies.

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

Other Hedges. We also use derivatives, such as swaptions, to maintain our risk profile within the approved risk limits set forth in our risk management policies. We are permitted to act as an intermediary between certain smaller member institutions and the capital markets by executing interest-rate swaps with members, but have not done so.

The volume of derivative hedges is often expressed in terms of notional amount, which is the amount upon which interest payments are calculated. The following table highlights the notional amounts by type of hedged item, hedging instrument, and hedging objective ($ amounts in millions).

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	December 31,
			2025	2024
Advances:
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair-value	$16,724	$15,940
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair-value	5,235	6,964
Sub-total advances			21,959	22,904

Investments:
Pay fixed, receive floating interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair-value	9,167	9,312
		Economic	1,100	1,100
Pay fixed, receive floating interest-rate swap (with options)	Converts the investment's fixed rate to a variable-rate index and offsets option risk in the investment.	Fair-value	6,611	6,149
Interest-rate cap	Offsets the interest-rate cap embedded in a variable-rate investment.	Economic	331	906
Sub-total investments			17,209	17,467

Mortgage loans:
Interest-rate swaption	Provides the option to enter into an interest-rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge.	Economic	400	—
Forward settlement agreement	Protects against changes in market value of fixed-rate MDCs resulting from changes in interest rates.	Economic	62	108
Sub-total mortgage loans			462	108

CO bonds:
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond’s fixed rate to a variable-rate index.	Fair-value	407	2,821
Receive fixed or structured, pay floating interest-rate swap (with options)	Converts the bond’s fixed rate to a variable-rate index and offsets option risk in the bond.	Fair-value	17,379	23,788
		Economic	—	35
Sub-total CO bonds			17,786	26,644

Discount notes:
Receive fixed, pay floating interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair-value	9,454	—
		Economic	5,236	11,982
Sub-total discount notes			14,690	11,982

Stand-alone derivatives:
MDCs	Not Applicable	N/A	59	108
Sub-total stand-alone derivatives			59	108

Total notional			$72,165	$79,213

The use of different types of derivatives varies based on our balance sheet size, our members' demand for advances, mortgage loan purchase activity, and consolidated obligation issuance levels.

Interest-Rate Swaps. The following table presents the amount swapped by interest-rate payment terms for trading and AFS securities, advances, CO bonds, and discount notes ($ amounts in millions).

	December 31, 2025			December 31, 2024
Financial Instrument and Interest-Rate Payment Term	Total Outstanding	Amount Swapped	% Swapped	Total Outstanding	Amount Swapped	% Swapped
Trading securities:
Total fixed-rate	$1,102	$1,102	100%	$1,088	$1,088	100%
Total trading securities, fair value	$1,102	$1,102	100%	$1,088	$1,088	100%

AFS securities:
Total fixed-rate	$15,251	$15,251	100%	$14,338	$14,338	100%
Total AFS securities, amortized cost	$15,251	$15,251	100%	$14,338	$14,338	100%

Advances:
Total fixed-rate	$26,596	$21,959	83%	$28,565	$22,904	80%
Total variable-rate	12,984	—	—%	11,585	—	—%
Total advances, par value	$39,580	$21,959	55%	$40,150	$22,904	57%

CO bonds:
Total fixed-rate	$28,917	$17,786	62%	$36,541	$26,144	72%
Total variable-rate	23,816	—	—%	17,319	—	—%
Total CO bonds, par value	$52,733	$17,786	34%	$53,860	$26,144	49%

Discount notes:
Total fixed-rate	$27,554	$14,390	52%	$25,294	$11,982	47%
Total discount notes, par value	$27,554	$14,390	52%	$25,294	$11,982	47%

The decrease in fixed-rate swapped CO bonds resulted from the use of fair-value derivatives hedging discount notes to mitigate the impact of changes in market interest rates in 2025.

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

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, we assessed the effectiveness of our ICFR as of December 31, 2025. Our assessment included extensive documentation, evaluation, and testing of the design and operating effectiveness of our ICFR. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. These criteria include the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Based on our assessment using these criteria, our management concluded that we maintained effective ICFR as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Indianapolis

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Indianapolis (the "Bank") as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives

As described in Notes 8 and 15 to the financial statements, as of December 31, 2025, the fair value of the Bank's derivative assets and liabilities was $445.5 million and $0.9 million, respectively, the majority of which related to interest-rate related derivatives. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analysis. For interest-rate related derivatives, the discounted cash flow analysis utilizes market-observable inputs, including interest rate curves and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, including interest rate curves and volatility assumptions and (b) comparing the independently developed estimate of fair value to management's estimate.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 12, 2026

We have served as the Bank's auditor since 1990.

Federal Home Loan Bank of Indianapolis
Statements of Condition
($ amounts in thousands, except par value)

	December 31,
	2025	2024
Assets:
Cash and due from banks (Note 3)	$51,896	$70,849
Interest-bearing deposits (Note 4)	1,326,716	856,882
Securities purchased under agreements to resell (Note 4)	4,550,000	7,500,000
Federal funds sold (Note 4)	5,082,000	3,395,000
Trading securities (Note 4)	1,101,519	1,087,930
Available-for-sale securities (amortized cost of $15,251,368 and $14,338,221) (Note 4)	15,319,045	14,349,889
Held-to-maturity securities (estimated fair values of $5,979,915 and $5,796,792) (Note 4)	5,997,006	5,839,377
Advances (Note 5)	39,611,215	39,832,992
Mortgage loans held for portfolio, net (Note 6)	12,443,814	10,795,516
Accrued interest receivable	233,741	207,387
Derivative assets, net (Note 8)	445,491	478,067
Other assets	97,360	120,702

Total assets	$86,259,803	$84,534,591

Liabilities:
Deposits (Note 9)	$738,905	$913,112
Consolidated obligations (Note 10):
Discount notes	27,430,651	25,182,336
Bonds	52,246,637	52,903,029
Total consolidated obligations, net	79,677,288	78,085,365
Accrued interest payable	329,611	360,905
Affordable Housing Program payable (Note 11)	105,533	92,520
Derivative liabilities, net (Note 8)	935	9,302
Mandatorily redeemable capital stock (Note 12)	282,294	363,004
Other liabilities	571,377	475,717

Total liabilities	81,705,943	80,299,925

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 26,961,546 and 25,553,939	2,696,155	2,555,394
Retained earnings:
Unrestricted	1,266,674	1,217,750
Restricted	531,170	466,362
Total retained earnings	1,797,844	1,684,112
Total accumulated other comprehensive income (loss) (Note 13)	59,861	(4,840)

Total capital	4,553,860	4,234,666

Total liabilities and capital	$86,259,803	$84,534,591
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
($ amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Interest Income:
Advances	$1,832,149	$2,050,919	$1,943,129
Interest-bearing deposits	87,651	114,349	123,858
Securities purchased under agreements to resell	184,689	198,116	118,571
Federal funds sold	163,980	186,571	240,388
Trading securities	41,715	34,938	12,894
Available-for-sale securities	728,300	865,325	808,400
Held-to-maturity securities	305,282	321,309	254,469
Mortgage loans held for portfolio	509,739	358,072	254,140
Total interest income	3,853,505	4,129,599	3,755,849

Interest Expense:
Consolidated obligation discount notes	1,013,186	967,403	1,001,022
Consolidated obligation bonds	2,267,108	2,591,056	2,203,964
Deposits	39,493	43,509	37,868
Mandatorily redeemable capital stock	17,087	20,893	17,540
Total interest expense	3,336,874	3,622,861	3,260,394

Net interest income	516,631	506,738	495,455
Provision for (reversal of) credit losses	(55)	(126)	(220)

Net interest income after provision for (reversal of) credit losses	516,686	506,864	495,675

Other Income:
Net gains (losses) on sales of available-for-sale and held-to-maturity securities	3,577	1,854	(6,781)
Net gains on trading securities	12,733	9,940	19,616
Net gains (losses) on derivatives	(9,650)	7,177	181
Net gains on extinguishment of debt	—	—	19,846
Other, net	14,930	13,067	13,033
Total other income	21,590	32,038	45,895

Other Expenses:
Compensation and benefits	69,821	63,825	65,174
Other operating expenses	39,484	37,769	33,621
Federal Housing Finance Agency	6,908	5,980	6,530
Office of Finance	6,795	6,136	4,659
Voluntary contributions to housing and community investment	36,665	37,201	4,441
Other, net	16,660	6,100	5,823
Total other expenses	176,333	157,011	120,248

Income before assessments	361,943	381,891	421,322

Affordable Housing Program assessments	37,903	40,278	43,886

Net income	$324,040	$341,613	$377,436
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
($ amounts in thousands)

	Years Ended December 31,
	2025	2024	2023

Net income	$324,040	$341,613	$377,436

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	56,009	71,445	(49,838)

Pension benefits, net (Note 14)	8,692	(2,753)	2,097

Total other comprehensive income (loss)	64,701	68,692	(47,741)

Total comprehensive income	$388,741	$410,305	$329,695

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Years Ended December 31, 2023, 2024, and 2025
($ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2022	21,231	$2,123,125	$963,812	$322,552	$1,286,364	$(25,791)	$3,383,698

Comprehensive income (loss)			301,949	75,487	377,436	(47,741)	329,695

Proceeds from issuance of capital stock	3,636	363,614					363,614

Redemption/repurchase of capital stock	(2,003)	(200,309)					(200,309)

Shares reclassified to mandatorily redeemable capital stock, net	(12)	(1,172)					(1,172)

Cash dividends on capital stock (5.71%)			(131,629)	—	(131,629)		(131,629)

Balance, December 31, 2023	22,852	$2,285,258	$1,134,132	$398,039	$1,532,171	$(73,532)	$3,743,897

Comprehensive income			273,290	68,323	341,613	68,692	410,305

Proceeds from issuance of capital stock	3,512	351,178					351,178

Redemption/repurchase of capital stock	(810)	(81,042)					(81,042)

Cash dividends on capital stock (8.12%)			(189,672)	—	(189,672)		(189,672)

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income			259,232	64,808	324,040	64,701	388,741

Proceeds from issuance of capital stock	2,693	269,317					269,317

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Shares reclassified to mandatorily redeemable capital stock, net	(252)	(25,159)					(25,159)

Cash dividends on capital stock (8.21%)			(210,308)	—	(210,308)		(210,308)

Balance, December 31, 2025	26,961	$2,696,155	$1,266,674	$531,170	$1,797,844	$59,861	$4,553,860
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
($ amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$324,040	$341,613	$377,436
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	58,818	43,204	63,069
Changes in net derivative and hedging activities	(586,238)	82,321	(391,229)
Net (gains) on extinguishment of debt	—	—	(19,846)
Provision for (reversal of) credit losses	(55)	(126)	(220)
Net (gains) on trading securities	(12,733)	(9,940)	(19,616)
Net losses (gains) on sales of available-for-sale and held-to-maturity securities	(3,577)	(1,854)	6,781
Net changes in:
Accrued interest receivable	(25,531)	(1,598)	(50,328)
Other assets	28,235	(10,312)	(5,770)
Accrued interest payable	(31,724)	33,746	164,746
Other liabilities	3,395	65,242	64,338
Total adjustments, net	(569,410)	200,683	(188,075)

Net cash provided by (used in) operating activities	(245,370)	542,296	189,361

Investing Activities:
Net change in:
Interest-bearing deposits	(159,980)	454,366	366,590
Securities purchased under agreements to resell	2,950,000	(1,000,000)	(1,950,000)
Federal funds sold	(1,687,000)	706,000	(953,000)
Trading securities:
Proceeds from maturities	75,000	250,000	1,500,000
Proceeds from sales	—	—	494,063
Purchases	(75,855)	(727,927)	(344,261)
Available-for-sale securities:
Proceeds from paydowns and maturities	289,051	329,675	195,419
Proceeds from sales	1,257,684	446,857	592,660
Purchases	(1,865,361)	(961,709)	(2,539,432)
Held-to-maturity securities:
Proceeds from paydowns and maturities	852,398	584,940	455,929
Proceeds from sales	—	—	9,769
Purchases	(1,015,571)	(1,170,500)	(1,558,464)
Advances:
Principal repayments	531,572,907	299,548,297	281,391,014
Disbursements to members	(530,997,621)	(303,820,836)	(279,976,584)
Mortgage loans held for portfolio:
Principal collections	1,328,148	992,352	704,481
Purchases from members	(2,982,778)	(3,180,205)	(1,642,690)
Purchases of premises, software, and equipment	(10,885)	(13,196)	(5,255)
Loans to other Federal Home Loan Banks:
Principal repayments	1,045,000	67,000	1,090,000
Disbursements	(1,045,000)	(67,000)	(1,090,000)

Net cash provided by (used in) investing activities	(469,863)	(7,561,886)	(3,259,761)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
($ amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Financing Activities:
Net change in deposits	(281,497)	362,501	(7,237)
Net proceeds on derivative contracts with financing elements	15,983	9,920	9,464
Net proceeds from issuance of consolidated obligations:
Discount notes	838,498,722	807,951,041	809,172,093
Bonds	32,505,905	34,158,461	21,966,675
Payments for matured and retired consolidated obligations:
Discount notes	(836,247,606)	(805,390,015)	(813,966,061)
Bonds	(33,644,970)	(30,134,740)	(14,093,893)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	1,250,000	—	500,000
Principal repayments	(1,250,000)	—	(500,000)
Proceeds from issuance of capital stock	269,317	351,178	363,614
Payments for redemption/repurchase of capital stock	(103,397)	(81,042)	(200,309)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(105,869)	(6,037)	(4,634)
Dividend payments on capital stock	(210,308)	(189,672)	(131,629)

Net cash provided by financing activities	696,280	7,031,595	3,108,083

Net increase (decrease) in cash and due from banks	(18,953)	12,005	37,683

Cash and due from banks at beginning of year	70,849	58,844	21,161

Cash and due from banks at end of year	$51,896	$70,849	$58,844

Supplemental Disclosures:
Cash activities: Interest payments	$3,437,549	$3,630,246	$2,978,983
Non-cash activities: Purchases of investment securities, traded but not yet settled	87,999	—	—

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

We also provide correspondent services, such as wire transfer and security safekeeping services, to our members.

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

The Bank’s Chief Operating Decision Maker ("CODM"), identified as its President-CEO, primarily assesses the financial performance of the Bank and allocates resources based on the Bank’s net interest income and net income, as reported on the Statement of Income. These measures are used for decision-making purposes, including benchmarking and forecasting. For additional information regarding other data reported to the CODM, including significant expenses, refer to the Bank’s Statements of Income, Statements of Condition, and the Notes to Financial Statements.

Use of Estimates. When preparing financial statements in accordance with GAAP, we are required to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. Although the reported amounts and disclosures reflect our best estimates, actual results could differ significantly from these estimates. Our most significant estimates pertain to the fair values of financial instruments, specifically our interest-rate related derivatives and associated hedged items.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at amortized cost. Securities purchased under agreements to resell are treated as collateralized financings and are generally transacted with an overnight term. These securities are held in safekeeping in the Bank's name by third-party custodians approved by us. For securities outstanding longer than overnight, if the market value of the underlying assets declines below the market value required as collateral, the counterparty must (i) place an equivalent amount of additional securities in safekeeping in the Bank's name, and/or (ii) remit an equivalent amount of cash to the Bank. Federal funds sold are unsecured loans that are generally transacted with an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty.

Investment Securities. Purchases and sales of securities are recorded on a trade date basis. We classify investments as trading, HTM, or AFS at the date of acquisition.

Trading Securities. Securities classified as trading are held for liquidity purposes and carried at estimated fair value. Changes in the fair value of these securities, which includes the implied amortization and accretion of purchase premiums and discounts, are recorded through other income as net gains (losses) on trading securities.

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

For all non-MBS not classified as trading, we amortize or accrete premiums, discounts, and cumulative fair-value hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each security, with the exception of our callable non-MBS not classified as trading, on which the purchase premium or discount is amortized or accreted to the next call date.

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

Advances. We record advances at amortized cost, adjusted to include deferred swap termination fees associated with modified advances, net of deferred prepayment fees, cumulative fair-value hedging basis adjustments and discounts. We amortize or accrete such adjustments to interest income using a level-yield methodology over the contractual life of the advance. When an advance is prepaid, we amortize or accrete to interest income a proportionate share of the remaining balance of those adjustments.

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

Amortization or Accretion of Purchase Premiums and Discounts. We amortize or accrete premiums and discounts and hedging basis adjustments to interest income using a level-yield methodology over the contractual life of each loan. When a loan is prepaid, we amortize or accrete to interest income a proportionate share of the remaining balance of those adjustments.

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

(i)a qualifying hedge of the change in fair value of a recognized asset or liability (e.g., advances, AFS investments, CO bonds, and discount notes) or an unrecognized firm commitment (fair-value hedge); or

(ii)a non-qualifying hedge for asset/liability management purposes (economic hedge).

In all cases involving a fair-value hedge of a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the designated benchmark interest rate.

Accounting for Qualifying Hedges. Generally, we endeavor to use derivatives that qualify for fair-value hedge accounting. In order to qualify, hedging relationships must meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective. Two approaches to account for qualifying fair-value hedge relationships include:

(i)Shortcut hedge accounting - Hedging relationships that meet certain criteria qualify for the shortcut method of hedge accounting. Under the shortcut method, an assumption can be made that the entire change in fair value of a hedged item, due to changes in the benchmark interest rate, equates to the entire change in fair value of the related derivative. As a result, the derivative is considered to be perfectly effective in achieving offsetting changes in the fair value of the hedged asset or liability attributable to the hedged risk. When applying the shortcut method, we document, at inception of the hedging relationship, a quantitative long-haul method that we can apply should we subsequently determine the application of the shortcut method no longer qualifies; or

(ii)Long-haul hedge accounting - The application of long-haul hedge accounting requires us to assess whether the derivatives used in hedging relationships are highly effective in achieving offsetting changes in the fair value of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to continue to be highly effective in future periods. As part of the assessment, a regression analysis is performed at the inception of each hedging relationship and at each month-end thereafter. If the hedging relationship fails the effectiveness test at inception, we do not apply hedge accounting. If the hedging relationship fails the effectiveness test during the life of the relationship, hedge accounting is discontinued.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative that hedges specific or non-specific underlying assets, liabilities, or firm commitments, but is not designated as a qualifying hedge relationship. As a result, we recognize the net interest settlements and the change in fair value of these derivatives in other income with no offsetting fair-value adjustments for the associated hedged assets, liabilities, or firm commitments.

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

When hedge accounting is discontinued and the derivative and hedged item remain, we: (i) continue to carry the derivative on the statement of condition at fair value as an economic hedge until it expires, is terminated, re-designated or exercised; (ii) cease adjusting the hedged asset or liability for changes in fair value; and (iii) amortize the cumulative fair-value hedging basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

When we discontinue a qualifying hedge relationship by terminating the derivative and subsequently designating the associated hedged item into a new qualifying hedge relationship, we: (i) recognize the cumulative gain (loss) on the derivative in current period earnings; (ii) pay or receive a termination fee with the counterparty, substantially offsetting the recognized gain (loss) on the derivative; (iii) cease adjusting the hedged asset or liability for changes in fair value; and (iv) amortize the cumulative fair-value hedging basis adjustment on the hedged item into interest income over the remaining life of the hedged item using a level-yield methodology.

Premises, Software, and Equipment. We record premises, software, and equipment at cost, less accumulated depreciation and amortization, in other assets, and compute depreciation and amortization using the straight-line method over their respective estimated useful lives, which range from 3 to 40 years. We capitalize building improvements, but expense maintenance and repairs when incurred. In addition, we capitalize qualifying software development costs for internal use software. We include any gain or loss on disposal of premises, software, and equipment in other income.

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

Discounts and Premiums. We accrete or amortize the discounts and premiums as well as cumulative fair-value hedging basis adjustments to interest expense using a level-yield methodology over the term to contractual maturity of the corresponding consolidated obligation. When we prepay a CO bond, a proportionate share of the remaining balance of those adjustments is recognized as interest expense.

Debt Extinguishments. When we extinguish a consolidated obligation prior to the contractual maturity date, other than on a call date, any gain or loss resulting from the extinguishment is recorded in other income as the difference between the cash paid (market price) and the current carrying value.

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

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance.

We did not adopt any new accounting guidance during the year ended December 31, 2025.

Recently Issued Accounting Guidance.

Disaggregation of Income Statement Expenses (ASU 2024-03). On November 4, 2024, the Financial Accounting Standards Board ("FASB") issued guidance requiring disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements.

The guidance is effective for the annual period ended December 31, 2027 and interim periods thereafter, although early adoption is permitted. The impact of the adoption of this guidance may affect our disclosures, but will not have any effect on our financial condition, results of operations, and cash flows.

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). On September 18, 2025, the FASB issued guidance to modernize the accounting for costs to develop internal-use software. The new guidance amends the existing standard with a principles-based capitalization framework that reflects current, more iterative (agile) software development practices.

Under the new standard, entities will start capitalizing eligible costs when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The guidance is effective for interim and annual reporting periods beginning after December 15, 2027, although early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Financial Instruments—Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). On November 12, 2025, the FASB issued guidance broadening the population of financial assets that are within the scope of the gross-up approach under ASC 326 to include purchased seasoned loans.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2026, although early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU 2025-09). On November 25, 2025, the FASB amended certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The primary amendments relate to cash flow hedging, which we do not utilize, but some amendments do affect certain fair value hedges.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2026, although early adoption is permitted. We are in the process of evaluating this guidance and its effect on our financial condition, results of operations, and cash flows.

Interim Reporting: Narrow Scope Improvements (ASU 2025-11). On December 8, 2025, the FASB issued guidance intended to improve the navigability of the interim reporting guidance and clarify when it applies. The new guidance does not expand or reduce the current interim disclosure requirements.

The guidance is effective for interim reporting periods beginning after December 15, 2027, although early adoption is permitted. We are in the process of evaluating this guidance and its effect on our interim disclosures.

Note 3 - Cash and Due from Banks

Compensating Balances. Periodically, we maintain cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average cash balances for the years ended December 31, 2025, 2024, and 2023 were $12,285, $8,196, and $9,129, respectively.

Note 4 - Investments

Short-term Investments. We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. At December 31, 2025 and 2024, 96% and 97%, respectively, of these investments, based on amortized cost, were with counterparties rated by an NRSRO as investment grade (BBB or higher). The remaining investments were with unrated counterparties.

Allowance for Credit Losses.

Interest-Bearing Deposits. Interest-bearing deposits are considered overnight investments given our ability to withdraw funds from these accounts at any time. At December 31, 2025 and 2024, based on our evaluations, no allowance for expected credit losses was deemed necessary for our interest-bearing deposits.

Securities Purchased Under Agreements to Resell. As a practical expedient, we use the collateral maintenance provision with our counterparties whereby a credit loss is recognized only if there is a collateral shortfall which we do not believe the counterparty is willing or able to replenish in accordance with the contractual terms. The credit loss would be limited to the difference between the estimated fair value of the collateral and the investment’s amortized cost. At December 31, 2025 and 2024, based upon the collateral held as security and collateral maintenance provisions with our counterparties, no allowance for expected credit losses was deemed necessary for our securities purchased under agreements to resell.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Federal Funds Sold. As our federal funds sold are typically transacted with an overnight term, we would only evaluate these instruments for expected credit losses if they were not repaid according to their contractual terms at maturity. At December 31, 2025 and 2024, all federal funds sold were repaid according to their contractual terms and, therefore, no allowance for expected credit losses was deemed necessary.

Investment Securities.

Trading Securities.

Major Security Types. At December 31, 2025 and 2024, our trading securities consisted entirely of U.S. Treasury obligations with a total estimated fair value of $1,101,519 and $1,087,930, respectively.

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Year Ended December 31,
	2025	2024	2023
Net gains on trading securities held at period end	$12,639	$9,471	$11,534
Net gains on trading securities that matured/sold during the period	94	469	8,082
Net gains on trading securities	$12,733	$9,940	$19,616

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,987,156	$21,148	$—	$6,008,304
GSE and TVA debentures	1,466,126	8,094	—	1,474,220
GSE multifamily MBS	7,798,086	45,154	(6,719)	7,836,521
Total AFS securities	$15,251,368	$74,396	$(6,719)	$15,319,045

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,691,550	$5,827	$(2,172)	$5,695,205
GSE and TVA debentures	1,568,805	13,976	(135)	1,582,646
GSE multifamily MBS	7,077,866	21,841	(27,669)	7,072,038
Total AFS securities	$14,338,221	$41,644	$(29,976)	$14,349,889

1    At December 31, 2025 and 2024, includes net unamortized discounts of $(129,980) and $(222,607), respectively, and fair-value hedging basis adjustments of $(406,176) and $(910,114), respectively. Excludes accrued interest receivable at December 31, 2025 and 2024 of $69,614 and $58,333, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)
Total impaired AFS securities	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$2,227,597	$(2,172)	$—	$—	$2,227,597	$(2,172)
GSE and TVA debentures	60,961	(135)	—	—	60,961	(135)
GSE multifamily MBS	762,267	(4,621)	2,569,237	(23,048)	3,331,504	(27,669)
Total impaired AFS securities	$3,050,825	$(6,928)	$2,569,237	$(23,048)	$5,620,062	$(29,976)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	December 31, 2025		December 31, 2024
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$869,162	$871,341	$143,724	$144,049
Due after 1 year through 5 years	5,199,156	5,219,250	6,733,016	6,749,255
Due after 5 years through 10 years	1,384,964	1,391,933	383,615	384,547
Total non-MBS	7,453,282	7,482,524	7,260,355	7,277,851
Total MBS	7,798,086	7,836,521	7,077,866	7,072,038
Total AFS securities	$15,251,368	$15,319,045	$14,338,221	$14,349,889

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Years Ended December 31,
	2025	2024	2023
Proceeds from sales	$1,257,684	$446,857	$592,660

Gross gains on sales	3,577	1,854	340
Gross (losses) on sales	—	—	(7,050)
Net gains (losses) on sales of AFS securities	$3,577	$1,854	$(6,710)

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Allowance for Credit Losses. At December 31, 2025 and 2024, 100% of our AFS securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We individually evaluate our AFS securities for impairment, which exists when the estimated fair value of a security is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists, we consider whether there could be a shortfall in receiving all cash flows that are contractually due by evaluating several qualitative factors. In those instances where we determine a shortfall could exist, we compare the present value of cash flows to be collected from the security to its amortized cost. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded, but the allowance is limited to the amount of the unrealized loss.

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

At December 31, 2025 and 2024, certain of our AFS securities were in an unrealized loss position; however, no allowance for credit losses was deemed necessary because, in all instances, these losses were considered temporary and recovery of the entire amortized cost basis at maturity was expected based upon the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero, and (iv) we had no intention of selling any of these securities nor did we consider it more likely than not that we will be required to sell any of these securities before recovery of the remaining amortized cost basis.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	December 31, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$73,544	$551	$(1,890)	$72,205
MBS:
Other U.S. obligations - guaranteed single-family	3,159,733	14,468	(11,472)	3,162,729
GSE single-family	2,323,569	3,894	(20,802)	2,306,661
GSE multifamily	440,160	—	(1,840)	438,320
Total MBS	5,923,462	18,362	(34,114)	5,907,710
Total HTM securities	$5,997,006	$18,913	$(36,004)	$5,979,915

	December 31, 2024
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$47,735	$—	$(2,107)	$45,628
MBS:
Other U.S. obligations - guaranteed single-family	3,598,725	9,868	(19,107)	3,589,486
GSE single-family	1,652,532	3,493	(31,998)	1,624,027
GSE multifamily	540,385	—	(2,734)	537,651
Total MBS	5,791,642	13,361	(53,839)	5,751,164
Total HTM securities	$5,839,377	$13,361	$(55,946)	$5,796,792

1    Carrying value equals amortized cost, which includes net unamortized premium at December 31, 2025 and 2024 of $8,480 and $15,905, respectively. Excludes accrued interest receivable at December 31, 2025 and 2024 of $8,906 and $10,508, respectively.

Contractual Maturity. The maturities of our investments in state housing agency obligations extend beyond 10 years. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Realized Gains and Losses. There were no sales of HTM securities during the years ended December 31, 2025 or 2024. During the year ended December 31, 2023, we sold a portion of our HTM MBS for which we had previously collected at least 85% of the principal outstanding at the time of acquisition. As such, the sales were considered maturities for purposes of security classification. Proceeds from the sales totaled $9,769, while carrying values at the time of sale totaled $9,840 resulting in a net realized loss of $(71) determined by the specific identification method.

Allowance for Credit Losses. At December 31, 2025 and 2024, 100% of our HTM securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2025 and 2024, based on our evaluation of expected credit losses, no allowance for credit losses on any of our HTM securities was deemed necessary based on the following qualitative factors: (i) all securities were highly-rated, (ii) we have not experienced, nor do we expect, any payment defaults on the securities, and (iii) the U.S., GSE, and other Agency obligations carry an explicit or implicit government guarantee such that we consider the risk of nonpayment to be zero.

Note 5 - Advances

We offer a wide range of fixed- and adjustable-rate advance products with various maturities, interest rates, payment characteristics and optionality. Adjustable-rate advances have interest rates that reset periodically at a fixed spread to a specified index, such as SOFR.

The following table presents our advances outstanding by redemption term.

	December 31, 2025		December 31, 2024
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$15,096,376	3.71	$15,054,808	4.17
Due after 1 through 2 years	5,249,047	3.89	3,126,564	3.27
Due after 2 through 3 years	5,172,247	3.95	4,874,797	4.08
Due after 3 through 4 years	3,983,876	4.09	4,850,347	4.14
Due after 4 through 5 years	4,922,841	3.62	4,633,376	4.05
Thereafter	5,155,910	3.59	7,609,715	3.54
Total advances, par value	39,580,297	3.78	40,149,607	3.95
Unamortized discounts	(5,473)		—
Fair-value hedging basis adjustments, net	38,005		(318,967)
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	(1,614)		2,352
Total advances[1]	$39,611,215		$39,832,992

1    Carrying value equals amortized cost, which excludes accrued interest receivable at December 31, 2025 and 2024 of $61,691 and $63,554, respectively.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Due in 1 year or less	$19,831,080	$19,508,990	$19,345,726	$19,665,958
Due after 1 through 2 years	4,125,587	2,976,664	5,519,147	4,053,564
Due after 2 through 3 years	4,546,844	3,702,587	4,799,247	5,134,897
Due after 3 through 4 years	3,550,426	4,053,844	3,399,626	4,667,347
Due after 4 through 5 years	4,334,931	4,192,926	3,880,741	3,262,126
Thereafter	3,191,429	5,714,596	2,635,810	3,365,715
Total advances, par value	$39,580,297	$40,149,607	$39,580,297	$40,149,607

Advance Concentrations. At December 31, 2025 and 2024, our top borrower held 15% and 11%, respectively, and our top five borrowers held 43% and 40%, respectively, of total advances outstanding at par.

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

Our evaluation of expected credit losses on advances utilizes a framework that considers the adequacy of the advances' associated collateral and the associated member's willingness and ability to pledge additional collateral to satisfy any current or anticipated future deficiency. Our agreements with borrowers allow us, at any time and in our sole discretion, to require substitution of collateral, adjust the over-collateralization requirements applied to collateral, or refuse to make extensions of credit against any collateral. We also may require borrowers to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with our borrowers also afford us the right, in our sole discretion, to declare any borrower to be in default if we deem the Bank to be inadequately secured.

We determine the estimated value of the collateral required to secure each member's advances by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. At December 31, 2025 and 2024, we had rights to collateral on a borrower-by-borrower basis with an estimated lendable value equal to or in excess of our advances outstanding.

At December 31, 2025 and 2024, we did not have any advances that were past due, on non-accrual status, or considered impaired. In addition, there were no modifications related to advances to borrowers experiencing financial difficulties during the years ended December 31, 2025, 2024 and 2023.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

At December 31, 2025 and 2024, based upon the collateral held as security, our credit extension and collateral policies, our credit analysis, and the repayment history on advances, no allowance for expected credit losses on advances was deemed necessary.

Note 6 - Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio consist substantially of residential loans acquired from our members through the MPP. The mortgage loans are fixed-rate and either credit enhanced by PFIs, if conventional, or guaranteed or insured by government agencies.

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	December 31, 2025	December 31, 2024
Fixed-rate long-term mortgages	$11,629,354	$9,958,543
Fixed-rate medium-term[1] mortgages	578,035	632,229
Total mortgage loans held for portfolio, UPB	12,207,389	10,590,772
Unamortized premiums	254,899	224,988
Unamortized discounts	(15,779)	(13,583)
Hedging basis adjustments, net	(2,570)	(6,536)
Total mortgage loans held for portfolio	12,443,939	10,795,641
Allowance for credit losses	(125)	(125)
Total mortgage loans held for portfolio, net[2]	$12,443,814	$10,795,516

1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at December 31, 2025 and 2024 of $80,370 and $60,721, respectively.

Conventional Mortgage Loans. Our management of credit risk considers several layers of loss protection that are defined in our agreements with the PFIs. Our loss protection consists of the following loss layers, in order of priority, (i) borrower equity; (ii) PMI up to coverage limits (when applicable for the acquisition of mortgages with an initial LTV ratio of over 80% at the time of purchase); (iii) available funds remaining in the LRA; and (iv) SMI coverage (as applicable) purchased by the seller from a third-party provider naming the Bank as the beneficiary, up to the policy limits. Any losses not absorbed by the loss protection are borne by the Bank. The UPB of our conventional mortgage loans at December 31, 2025 and 2024, totaled $11,820,916 and $10,322,376, respectively.

Government-Guaranteed or -Insured Mortgage Loans. These fixed-rate mortgage loans are guaranteed or insured by the FHA, Department of Veterans Affairs, Rural Housing Service of the Department of Agriculture, or United States Department of Housing and Urban Development. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the servicers. The UPB of our government-guaranteed or -insured mortgage loans at December 31, 2025 and 2024, totaled $386,473 and $268,396, respectively.

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

	December 31, 2025
	Origination Year
Payment Status	Prior to 2021	2021 to 2025	Total
Past due:
30-59 days	$23,240	$40,511	$63,751
60-89 days	6,040	7,476	13,516
90 days or more	4,713	5,352	10,065
Total past due	33,993	53,339	87,332
Total current	3,321,958	8,642,663	11,964,621
Total conventional mortgage loans, amortized cost	$3,355,951	$8,696,002	$12,051,953

	December 31, 2024
	Origination Year
Payment Status	Prior to 2020	2020 to 2024	Total
Past due:
30-59 days	$19,771	$35,996	$55,767
60-89 days	3,727	4,719	8,446
90 days or more	5,037	4,174	9,211
Total past due	28,535	44,889	73,424
Total current	2,403,734	8,046,617	10,450,351
Total conventional mortgage loans, amortized cost	$2,432,269	$8,091,506	$10,523,775

	December 31, 2025
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure[1]	$5,054	$—	$5,054
Serious delinquency rate[2]	0.08%	1.13%	0.12%
Past due 90 days or more still accruing interest[3]	$3,378	$4,301	$7,679
On non-accrual status	$11,793	$—	$11,793

	December 31, 2024
Other Delinquency Statistics	Conventional	Government	Total
In process of foreclosure[1]	$3,259	$—	$3,259
Serious delinquency rate[2]	0.09%	0.42%	0.10%
Past due 90 days or more still accruing interest[3]	$3,083	$1,098	$4,181
On non-accrual status	$12,116	$—	$12,116

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

When determining the allowance for expected credit losses, we consider how credit enhancements are expected to mitigate credit losses and then reduce the allowance accordingly because the credit enhancements are entered into in conjunction with the purchase of a loan and cannot be both legally detached and separately exercised.

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

Rollforward of Allowance for Credit Losses. The table below presents a rollforward of our allowance for credit losses.

Rollforward of Allowance	2025	2024	2023
Balance, beginning of year	$125	$125	$200
Recoveries, net of charge-offs	55	126	145
Provision for (reversal of) credit losses	(55)	(126)	(220)
Balance, end of year	$125	$125	$125

Government-Guaranteed or -Insured Mortgage Loans. Based on the U.S. government guarantee or insurance on these loans, our assessment of our servicers, and the collateral backing the loans, we did not record an allowance for credit losses for government-guaranteed or -insured mortgage loans at December 31, 2025 or 2024.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 7 - Premises, Software and Equipment

The following table presents the types of our premises, software and equipment.

Type	December 31, 2025	December 31, 2024
Premises	$22,815	$15,733
Computer software	63,099	57,720
Equipment	14,845	11,147
Premises, software and equipment, in service	100,759	84,600
Accumulated depreciation and amortization	(68,376)	(62,994)
Premises, software and equipment, in service, net	32,383	21,606
Capitalized assets not yet in service	2,979	9,251
Premises, software and equipment, net	$35,362	$30,857

Depreciation and amortization expense for premises, software and equipment for the years ended December 31, 2025, 2024, and 2023 totaled $6,380, $6,899, and $8,001, respectively, including amortization of computer software costs of $2,874, $4,555, and $5,690, respectively.

Note 8 - Derivatives and Hedging Activities

Nature of Business Activity. We are exposed to interest-rate risk primarily from the effect of changes in market interest rates on our interest-earning assets and on our interest-bearing liabilities that finance those assets. The goal of our interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, we have established policies and procedures, which include guidelines on the extent of exposure to changes in interest rates that we are willing to accept. In addition, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities.

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
•reduce funding costs by executing a derivative concurrently with the issuance of a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable CO bond or discount note;
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

Interest-Rate Swaps. We use interest-rate swaps to hedge the risk of changes in the fair value of certain of our assets and liabilities due to changes in market interest rates. The variable rate we receive or pay in most interest-rate swaps is currently indexed to SOFR or EFFR.

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

Investments. We primarily invest in Agency MBS, U.S. Treasury obligations, and GSE and TVA debentures, which may be classified as trading, HTM or AFS securities. The interest-rate, prepayment, and duration risks associated with these investment securities are managed through a combination of debt issuance and derivatives. We may manage those risks by funding these investment securities with CO bonds that contain call features. We may also hedge the prepayment risk with caps or floors, callable swaps, or swaptions. We may manage the risk and volatility arising from changing market prices of investment securities by matching the cash outflows on the derivatives with the cash inflows on the investment securities. Certain of these derivatives qualify as fair-value hedges while others are designated as economic hedges.

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

Consolidated Obligations. We may enter into derivatives to hedge the interest-rate risk associated with our debt issuances. We manage the risk and volatility arising from changing market prices of consolidated obligations by matching the critical terms on the derivatives with the critical terms on the consolidated obligations.

In a typical transaction, we issue a fixed-rate consolidated obligation and simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows to us designed to match in timing and amount the cash outflows we pay on the consolidated obligation. In turn, we pay a variable cash flow to the counterparty that closely matches the interest payments we receive on short-term or variable-rate advances. These transactions are typically treated as fair-value hedges. Additionally, we may issue variable-rate CO bonds using a variety of indices for interest-rate resets, such as SOFR, and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	December 31, 2025			December 31, 2024
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$64,976,941	$389,237	$552,430	$64,974,465	$676,279	$1,020,918
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	6,336,000	280	—	13,117,348	624	247
Swaptions	400,000	30	—	—	—	—
Interest-rate caps/floors	331,100	224	—	906,100	1,174	—
Interest-rate forwards	62,100	—	234	107,500	1,563	—
MDCs	59,244	96	4	107,682	41	371
Total derivatives not designated as hedging instruments	7,188,444	630	238	14,238,630	3,402	618
Total derivatives before adjustments	$72,165,385	389,867	552,668	$79,213,095	679,681	1,021,536
Netting adjustments and cash collateral[1]		55,624	(551,733)		(201,614)	(1,012,234)
Total derivatives, net, at estimated fair value		$445,491	$935		$478,067	$9,302

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed, with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at December 31, 2025 and 2024, including accrued interest, totaled $719,187 and $1,030,169, respectively. Cash collateral received from counterparties and held at December 31, 2025 and 2024, including accrued interest, totaled $111,829 and $219,550, respectively.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions. We manage counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in our policies, United States Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Uncleared Derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We require collateral agreements with our uncleared derivative counterparties.

We are subject to two-way initial margin regulatory requirements for uncleared derivative transactions when our aggregate uncleared derivative exposure to a single counterparty exceeds a specified threshold. Required initial margin must be in the form of non-cash collateral and held at a third-party custodian, but posting initial margin does not change its ownership. Rather, the counterparty has a security interest in the required initial margin and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As a result, at December 31, 2025 and 2024, we had securities pledged as initial margin of $1,950 and $0, respectively, and had received securities as initial margin of $1,100 and $0, respectively, neither of which can be sold or repledged absent the occurrence of certain events.

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

The Clearinghouse determines margin requirements which are generally not based on credit ratings. However, clearing agents may require additional margin to be posted by us based on credit considerations, including but not limited to any credit rating downgrades. At December 31, 2025, we were not required by our clearing agents to post any additional margin.

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$360,468	$549,572	$674,368	$1,020,626
Cleared	29,303	3,092	5,272	539
Total gross recognized amount	389,771	552,664	679,640	1,021,165
Gross amounts of netting adjustments and cash collateral
Uncleared	(348,819)	(548,641)	(669,265)	(1,011,695)
Cleared	404,443	(3,092)	467,651	(539)
Total gross amounts of netting adjustments and cash collateral	55,624	(551,733)	(201,614)	(1,012,234)
Net amounts after netting adjustments and cash collateral
Uncleared	11,649	931	5,103	8,931
Cleared	433,746	—	472,923	—
Total net amounts after netting adjustments and cash collateral	445,395	931	478,026	8,931
Derivative instruments not meeting netting requirements (MDCs)	96	4	41	371
Total derivatives, net, at estimated fair value	$445,491	$935	$478,067	$9,302

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the impact of our active and discontinued qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Year Ended December 31, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$249,802	$323,679	$(390)	$(377,357)	$195,734
Net gains (losses) on derivatives²	(321,856)	(95,564)	813	482,395	65,788
Net gains (losses) on hedged items³	319,813	39,093	13	(478,622)	(119,703)
Price alignment interest	(3,122)	(14,064)	(252)	(729)	(18,167)
Net impact on net interest income	$244,637	$253,144	$184	$(374,313)	$123,652

Total interest income (expense) recorded in the statement of income[4]	$1,832,149	$728,300	$(1,013,186)	$(2,267,108)	$(719,845)

	Year Ended December 31, 2024
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$520,095	$489,788	$(873,168)	$136,715
Net gains (losses) on derivatives²	(2,225)	79,375	447,366	524,516
Net gains (losses) on hedged items³	6,979	(131,820)	(449,177)	(574,018)
Price alignment interest	(17,527)	(26,316)	(1,439)	(45,282)
Net impact on net interest income	$507,322	$411,027	$(876,418)	$41,931

Total interest income (expense) recorded in the statement of income[4]	$2,050,919	$865,325	$(2,591,056)	$325,188

	Year Ended December 31, 2023
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$578,797	$474,849	$(950,685)	$102,961
Net gains (losses) on derivatives²	(258,266)	(32,650)	723,899	432,983
Net gains (losses) on hedged items³	254,122	(14,754)	(707,220)	(467,852)
Price alignment interest	(25,257)	(31,575)	(1,021)	(57,853)
Net impact on net interest income	$549,396	$395,870	$(935,027)	$10,239

Total interest income (expense) recorded in the statement of income[4]	$1,943,129	$808,400	$(2,203,964)	$547,565

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Year Ended December 31,
Type of Hedge	2025	2024	2023
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(7,370)	$(205)	$(17,369)
Swaptions	(843)	—	—
Interest-rate caps/floors	(950)	(324)	(1,746)
Interest-rate forwards	(4,844)	700	(308)
Net interest settlements[1]	99	8,206	20,370
MDCs	4,258	(1,200)	(766)
Net gains (losses) on derivatives in other income	$(9,650)	$7,177	$181

1    Relates to derivatives that are not in qualifying fair-value hedging relationships.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in active or discontinued qualifying fair-value hedging relationships.

	December 31, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$21,996,272	$15,251,368	$9,108,227	$17,303,980

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$38,005	$(516,003)	$(13)	$(482,711)
For discontinued fair-value hedging relationships	—	109,827	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$38,005	$(406,176)	$(13)	$(482,711)

	December 31, 2024
	Advances	AFS Securities	CO Bonds
Amortized cost of hedged items	$22,584,803	$14,338,221	$25,182,096

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$(318,967)	$(1,080,359)	$(961,333)
For discontinued fair-value hedging relationships	—	170,245	—
Total cumulative fair-value hedging basis adjustments on hedged items	$(318,967)	$(910,114)	$(961,333)

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

The following table presents the types of our interest-bearing deposits. At December 31, 2025 and 2024, we had no non-interest-bearing deposits.

Type	December 31, 2025	December 31, 2024
Interest-bearing:
Demand and overnight	$738,805	$913,112
Time	100	—
Total interest-bearing deposits	$738,905	$913,112

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

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at both December 31, 2025 and 2024 totaled $1.2 trillion. As provided by the Bank Act and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	December 31, 2025	December 31, 2024
Par value	$27,553,574	$25,293,510
Unamortized discounts	(122,625)	(110,905)
Unamortized concessions	(285)	(269)
Fair-value hedging basis adjustments, net	(13)	—
Book value	$27,430,651	$25,182,336

Weighted average effective interest rate	3.74%	4.40%

CO Bonds. CO bonds are issued with either fixed-rate or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, such as SOFR. To meet the specific needs of certain investors, both fixed-rate and variable-rate CO bonds may contain features that result in complex coupon payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

In addition to CO bonds with fixed-rate or simple variable-rate interest payment terms, step-up CO bonds pay interest at increasing fixed rates for specified intervals over their lives and generally contain provisions enabling us to call them at our option on the step-up dates.

The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	December 31, 2025	December 31, 2024
Fixed-rate	$28,208,870	$35,342,355
Simple variable-rate	23,816,000	17,319,500
Step-up	708,500	1,198,500
Total CO bonds, par value	$52,733,370	$53,860,355

The following table presents our CO bonds outstanding by contractual maturity.

	December 31, 2025		December 31, 2024
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$25,317,135	3.08	$21,862,970	3.65
Due after 1 through 2 years	11,355,960	3.42	15,037,435	2.96
Due after 2 through 3 years	2,444,370	2.95	3,015,800	2.50
Due after 3 through 4 years	1,912,030	3.91	2,317,520	3.00
Due after 4 through 5 years	2,277,900	3.78	3,117,630	4.46
Thereafter	9,425,975	3.66	8,509,000	3.38
Total CO bonds, par value	52,733,370	3.31	53,860,355	3.37
Unamortized premiums	18,720		24,889
Unamortized discounts	(6,408)		(7,992)
Unamortized concessions	(16,334)		(12,890)
Fair-value hedging basis adjustments, net	(482,711)		(961,333)
Total CO bonds, carrying value	$52,246,637		$52,903,029

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

Redemption Feature	December 31, 2025	December 31, 2024
Non-callable / non-putable	$30,060,470	$27,334,855
Callable	22,672,900	26,525,500
Total CO bonds, par value	$52,733,370	$53,860,355

Year of Contractual Maturity or Next Call Date	December 31, 2025	December 31, 2024
Due in 1 year or less	$40,535,535	$42,042,970
Due after 1 through 2 years	9,774,460	9,330,935
Due after 2 through 3 years	1,555,870	726,300
Due after 3 through 4 years	218,130	1,061,020
Due after 4 through 5 years	162,400	212,130
Thereafter	486,975	487,000
Total CO bonds, par value	$52,733,370	$53,860,355

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

The following table presents the activity in our Affordable Housing Program payable.

AHP Activity	2025	2024	2023
Liability at beginning of year	$92,520	$68,301	$38,170
Assessments	37,903	40,278	43,886
Voluntary contributions to AHP	7,931	11,333	1,863
Supplemental voluntary contributions to AHP	3,666	3,720	—
Subsidy usage, net[1]	(36,487)	(31,112)	(15,618)
Liability at end of year	$105,533	$92,520	$68,301

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

The following table presents the activity in our voluntary contribution liability (non-AHP).

Other Voluntary Contribution Activity	2025	2024	2023
Liability at beginning of year	$7,341	$1,188	$1,800
Voluntary contributions to housing and community investment	25,068	22,148	2,578
Voluntary grants and donations disbursed, net[1]	(29,215)	(15,995)	(3,190)
Liability at end of year	$3,194	$7,341	$1,188

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

The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	December 31, 2025	December 31, 2024
Class B-1 (non-activity-based stock)	$743,519	$614,447
Class B-2 (activity-based stock)	1,952,636	1,940,947
Total Class B outstanding, par value	$2,696,155	$2,555,394

Dividends. Our board of directors may, but is not required to, declare and pay dividends on our Class B stock in either cash or capital stock or a combination thereof, as long as we are in compliance with Finance Agency regulations. The amount of the dividend to be paid is based on the average number of shares of each sub-series held by the member during the dividend payment period (i.e., applicable quarter).

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

The following table presents the activity in our MRCS.

MRCS Activity	2025	2024	2023
Liability at beginning of year	$363,004	$369,041	$372,503
Reclassification from capital stock, net	25,159	—	1,172
Redemptions/repurchases	(105,869)	(6,037)	(4,634)
Liability at end of year	$282,294	$363,004	$369,041

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	December 31, 2025	December 31, 2024
Past contractual redemption date[1]	$511	$9,748
Year 1	—	19,179
Year 2	255,470	3,674
Year 3	13	329,232
Year 4	1,933	12
Year 5	24,367	1,159
Total MRCS, par value	$282,294	$363,004

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

As presented in the following table, we were in compliance with these Finance Agency capital requirements at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,139,837	$4,776,293	$1,078,665	$4,602,510

Total regulatory capital	$3,450,392	$4,776,293	$3,381,384	$4,602,510
Total regulatory capital-to-assets ratio	4.00%	5.54%	4.00%	5.44%

Leverage capital	$4,312,990	$7,164,440	$4,226,730	$6,903,765
Leverage ratio	5.00%	8.31%	5.00%	8.17%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Net Change in Fair Value of AFS Securities	Pension Benefits	Total AOCI (Loss)
Balance, December 31, 2022	$(9,939)	$(15,852)	$(25,791)

OCI before reclassifications:
Net change in fair value of AFS securities	(56,547)	—	(56,547)
Reclassifications from OCI to net income:
Net realized (gains) losses from sales of AFS securities	6,709	—	6,709
Pension benefits, net	—	2,097	2,097
Total other comprehensive income (loss)	(49,838)	2,097	(47,741)

Balance, December 31, 2023	$(59,777)	$(13,755)	$(73,532)

OCI before reclassifications:
Net change in fair value of AFS securities	73,299	—	73,299
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(1,854)	—	(1,854)
Pension benefits, net	—	(2,753)	(2,753)
Total other comprehensive income (loss)	71,445	(2,753)	68,692

Balance, December 31, 2024	$11,668	$(16,508)	$(4,840)

OCI before reclassifications:
Net change in fair value of AFS securities	59,586	—	59,586
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(3,577)	—	(3,577)
Pension benefits, net	—	8,692	8,692
Total other comprehensive income	56,009	8,692	64,701

Balance, December 31, 2025	$67,677	$(7,816)	$59,861

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 14 - Employee Retirement and Deferred Compensation Plans

Qualified Defined Contribution Plan. We participate in a tax-qualified single-employer defined contribution retirement savings plan ("DC Plan"). This DC plan covers our employees who meet certain eligibility requirements. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each participant who is not eligible to participate in the Bank's DB plan. During the years ended December 31, 2025, 2024, and 2023, the Bank contributed a total of $3,308, $3,257, and $2,975, respectively.

Nonqualified Defined Contribution Plan. We participate in a nonqualified, single-employer supplemental executive thrift plan ("SETP"). This SETP restores all or a portion of defined contributions to eligible employees who have had their qualified defined contribution benefits limited by IRS regulations. The unfunded liability associated with the SETP was $8,502 and $7,103 at December 31, 2025 and 2024, respectively. The Bank makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. In addition, the Bank makes a non-elective contribution to the account of each executive officer who is not eligible to participate in the Bank’s DB Plan. During the years ended December 31, 2025, 2024, and 2023, the Bank contributed $231, $229, and $128, respectively.

Qualified Defined Benefit Pension Plan. We participate in a tax-qualified, defined benefit pension plan for financial institutions administered by Pentegra Retirement Services ("DB Plan"). This DB Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable.

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

The DB Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all participating employers. The most recent Form 5500 available for the DB Plan is for the plan year ended June 30, 2024. The Bank's contributions were more than 5% of the total contributions to the DB Plan by all participating employers for the plan year ended June 30, 2024. The Bank's contributions did not exceed 5% of the total contributions to the DB Plan by all participating employers for the plan years ended June 30, 2023 and 2022. The Employer Identification Number is 13-5645888 and the three digit plan number is 333. There are no collective bargaining agreements in place.

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents a summary of net pension costs charged to compensation and benefits expense and the DB Plan's funded status.

DB Plan Net Pension Cost and Funded Status	2025		2024		2023
Required contributions	$1,150		$615		$444
Voluntary contributions	1,750		825		5,310
Net pension cost charged to compensation and benefits expense for the year ended December 31	$2,900		$1,440		$5,754

DB Plan overall funded status as July 1	114%	[a,b]	112%	[b]	114%
Our funded status as of July 1	103%		104%		106%

a    The DB Plan's overall funded status as of July 1, 2025 is preliminary and may increase because the participating employers are permitted to make designated contributions through March 15, 2026 for the plan year ended June 30, 2025. Any such contributions will be included in the final valuation as of July 1, 2025.
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

The following table presents the changes in our SERP projected benefit obligation.

Change in benefit obligation	2025	2024	2023
Projected benefit obligation at beginning of year	$61,244	$53,534	$51,916
Service cost	1,433	1,746	1,526
Interest cost	2,290	1,924	1,790
Actuarial (gains) losses	3,699	4,236	(805)
Benefits paid	(239)	(196)	(196)
Settlements	(32,466)	—	(697)
Plan amendments	(754)	—	—
Projected benefit obligation at end of year	$35,207	$61,244	$53,534

The following table presents the key assumptions used in the actuarial calculations of the projected benefit obligation.

	December 31,
	2025	2024	2023
Compensation increases	5.50%	5.50%	5.50%
Discount rate	4.81%	5.23%	4.69%

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

The projected benefit obligation is unfunded and reported in other liabilities. Although there are no plan assets, the assets in the related grantor trust, included as a component of other assets, had a total estimated fair value at December 31, 2025 and 2024 of $32,816 and $59,764, respectively.

The accumulated benefit obligation for the SERP, which excludes projected future salary increases, as of December 31, 2025 and 2024 was $25,195 and $50,350, respectively.

The following table presents the components of the net periodic benefit cost for the SERP.

Components	Years Ended December 31,
	2025	2024	2023
Portion recognized in compensation and benefits:
Service cost	$1,433	$1,746	$1,526
Total	1,433	1,746	1,526
Portion recognized in other expenses:
Interest cost	2,290	1,924	1,790
Amortization of past service credit	(994)	(873)	(873)
Amortization of cumulative net actuarial loss	2,273	2,356	2,165
Accelerated amortization of net actuarial loss due to settlements	10,358	—	—
Total	13,927	3,407	3,082

Total net periodic benefit cost recognized in income before assessments	15,360	5,153	4,608

Pension benefits recognized in OCI:
Actuarial (gains) losses	3,699	4,236	(805)
Amortization of cumulative net actuarial loss	(2,273)	(2,356)	(2,165)
Accelerated amortization of net actuarial loss due to settlements	(10,358)	—	—
Past service (credit) cost due to plan amendment	(754)	—	—
Amortization of prior service credit	994	873	873
Net pension benefits recognized in OCI	(8,692)	2,753	(2,097)

Net amount recognized as net periodic benefit cost	$6,668	$7,906	$2,511

The following table presents the key assumptions used in the actuarial calculations to determine the net periodic benefit cost for the SERP.

	Years Ended December 31,
	2025	2024	2023
Compensation increases	5.50%	5.50%	5.50%
Discount rate	5.23%	4.69%	4.86%

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

The following table presents the components of the pension benefits reported in AOCI for the SERP.

	December 31, 2025	December 31, 2024
Cumulative net actuarial loss	$(11,235)	$(20,167)
Past service credit due to plan amendment	3,419	3,659
Net pension benefits reported in AOCI	$(7,816)	$(16,508)

The projected net periodic benefit cost for the SERP, including the net amount to be amortized, for the year ending December 31, 2026 totals $3,274.

The following table presents the estimated future benefit payments reflecting scheduled benefit payments for retired participants and the estimated payments to active participants, based on the form of payment elected by the participant and the actuarial probability of the participant retiring. Actual payments may differ significantly.

For the Years Ending December 31,
2026	$3,002
2027	3,305
2028	3,975
2029	2,821
2030	4,895
2031 - 2035	15,506

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

We review the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the inputs may result in a reclassification of certain assets or liabilities. There were no such reclassifications during the years ended December 31, 2025, 2024, or 2023.

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	December 31, 2025
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$51,896	$51,896	$51,896	$—	$—	$—
Interest-bearing deposits	1,326,716	1,326,716	1,326,673	43	—	—
Securities purchased under agreements to resell	4,550,000	4,550,000	—	4,550,000	—	—
Federal funds sold	5,082,000	5,082,000	—	5,082,000	—	—
Trading securities	1,101,519	1,101,519	—	1,101,519	—	—
AFS securities	15,319,045	15,319,045	—	15,319,045	—	—
HTM securities	5,997,006	5,979,915	—	5,979,915	—	—
Advances	39,611,215	39,549,188	—	39,549,188	—	—
Mortgage loans held for portfolio, net	12,443,814	12,043,788	—	12,037,977	5,811	—
Accrued interest receivable	233,741	233,741	—	233,741	—	—
Derivative assets, net	445,491	445,491	—	389,867	—	55,624
Grantor trust assets[2]	44,195	44,195	44,195	—	—	—

Liabilities:
Deposits	738,905	738,905	—	738,905	—	—
Consolidated obligations:
Discount notes	27,430,651	27,436,318	—	27,436,318	—	—
Bonds	52,246,637	51,854,267	—	51,854,267	—	—
Accrued interest payable	329,611	329,611	—	329,611	—	—
Derivative liabilities, net	935	935	—	552,668	—	(551,733)
MRCS	282,294	282,294	282,294	—	—	—

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

Derivative assets/liabilities. We base the estimated fair values of derivatives with similar terms on market prices when available. However, active markets do not exist for many of our derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash-flow analysis. In limited instances, fair value estimates for derivatives are obtained from dealers and are corroborated by using a pricing model and observable market data.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:
•Interest rate curves - to project and discount cash flows for collateralized interest-rate swaps; and
•Volatility assumption - market-based expectations of future interest-rate volatility implied from current market prices for similar options.

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

	December 31, 2025
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,101,519	$—	$1,101,519	$—	$—
Total trading securities	1,101,519	—	1,101,519	—	—
AFS securities:
U.S. Treasury obligations	6,008,304	—	6,008,304	—	—
GSE and TVA debentures	1,474,220	—	1,474,220	—	—
GSE multifamily MBS	7,836,521	—	7,836,521	—	—
Total AFS securities	15,319,045	—	15,319,045	—	—
Derivative assets:
Interest-rate related	445,395	—	389,771	—	55,624
MDCs	96	—	96	—	—
Total derivative assets, net	445,491	—	389,867	—	55,624
Other assets:
Grantor trust assets	44,195	44,195	—	—	—
Total assets at recurring estimated fair value	$16,910,250	$44,195	$16,810,431	$—	$55,624

Derivative liabilities:
Interest-rate related	$931	$—	$552,664	$—	$(551,733)
MDCs	4	—	4	—	—
Total derivative liabilities, net	935	—	552,668	—	(551,733)
Total liabilities at recurring estimated fair value	$935	$—	$552,668	$—	$(551,733)

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

Notes to Financial Statements, continued
($ amounts in thousands unless otherwise indicated)

Note 16 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	December 31, 2025			December 31, 2024
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$868,817	$325,632	$1,194,449	$531,390
Commitments for standby bond purchases	—	359,510	359,510	215,825
Unused lines of credit - advances[2]	1,455,792	—	1,455,792	1,349,550
Commitments to fund additional advances[3]	365,700	—	365,700	4,087
Commitments to purchase mortgage loans, net[4]	59,244	—	59,244	107,682
Unsettled CO bonds, at par	—	—	—	620,000
Unsettled discount notes, at par	300,000	—	300,000	—

1     There were no unconditional commitments to issue standby letters of credit at December 31, 2025. The amount at December 31, 2024 excludes unconditional commitments to issue standby letters of credit of $273.
2     Maximum line of credit amount per member is $100,000.
3    Generally for periods up to six months.
4    Generally for periods up to 91 days.

Commitments to Extend Credit. A standby letter of credit is a financing arrangement between us and one of our members for which we charge the member a commitment fee. If we are required to make a payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member. Unearned fees on standby letters of credit are recorded in other liabilities and totaled $6,265 at December 31, 2025. Lines of credit allow members to fund short-term cash needs (up to one year) without submitting a new application for each request for funds.

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

Pledged Collateral. Cash pledged as collateral to counterparties and clearing agents at December 31, 2025 and 2024 totaled $718,165 and $1,028,019, respectively. Securities pledged as collateral to counterparties at December 31, 2025 and 2024 totaled $1,950 and $0, respectively.

Standby Bond Purchase Agreements. We have entered into multiple agreements with a state housing authority within our district whereby we could be required under the terms of the agreements to purchase and hold the state housing authority's bonds until its designated marketing agent can find a suitable investor or the state housing authority repurchases the bond according to a schedule established by the standby agreements. At December 31, 2025, the agreements outstanding expire no later than 2030, although some may be renewable at our option. We were not required to purchase any bonds under these agreements in the year ended December 31, 2025.

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

Under GAAP, transactions with related parties include transactions with principal owners, i.e., owners of more than 10% of the voting interests of the entity. Due to the statutory limits on members' voting rights and the number of our members, no shareholder owned more than 10% of the total voting interests as of and for the three-year period ended December 31, 2025. Therefore, the Bank had no transactions with principal owners for any of the periods presented.

Under GAAP, transactions with related parties also include transactions with management. Management is defined as persons who are responsible for achieving the objectives of the entity and who have the authority to establish policies and make decisions by which those objectives are to be pursued. For this purpose, management typically includes those who serve on our board of directors.

Transactions with Directors' Financial Institutions. The Bank provides, in the ordinary course of its business, products and services to members whose officers or directors may also serve as directors of the Bank, i.e., directors' financial institutions. However, Finance Agency regulations require that transactions with directors' financial institutions be made on the same terms as those with any other member. Therefore, all of our transactions with directors' financial institutions are subject to the same eligibility and credit criteria, as well as the same conditions, as comparable transactions with all other members.

The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

	Years Ended December 31,
Transactions with Directors' Financial Institutions	2025	2024	2023
Net capital stock issuances (redemptions and repurchases)	$1,179	$624	$3,942
Net advances (repayments)	128,714	502	(107,723)
Mortgage loan purchases	65,875	90,898	40,331

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	December 31, 2025		December 31, 2024
Balances with Directors' Financial Institutions	Par value	% of Total	Par value	% of Total
Capital stock	$46,366	2%	$58,502	2%
Advances	625,024	2%	734,786	2%

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

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at December 31, 2025 or 2024.

Transactions with the Office of Finance. Our proportionate share of the cost of operating the Office of Finance is identified in our Statement of Income. For the determination of our proportionate share, see Note 1 - Summary of Significant Accounting Policies.

DEFINED TERMS

AFS: Available-for-Sale
Agency: GSE and Ginnie Mae
AHP: Affordable Housing Program required by applicable law
AMA: Acquired Member Assets
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
FHA: United States Federal Housing Administration
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
SOFR: Secured Overnight Financing Rate
TBA: To Be Announced, a forward contract for purchase or sale of MBS at a future agreed-upon date for an established price
TVA: Tennessee Valley Authority
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

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. For Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Item 8. Financial Statements and Supplementary Data.

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

Under the Bank Act, member directorships must make up a majority of the board of directors' seats, while the independent directorships must comprise at least 40% of the entire board. A Finance Agency order dated June 24, 2025 provides that we have 14 seats on our board of directors for 2026, consisting of five Indiana member directors, three Michigan member directors, and six independent directors. The term of office for directors is four years, unless otherwise adjusted by the Director of the Finance Agency to achieve an appropriate staggering of terms, with approximately one-fourth of the directors' terms expiring each year. Directors may not serve more than three consecutive full terms.

Finance Agency regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the board as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. We may identify those qualifications and inform the voting members as part of our nomination and balloting process; however, by regulation as described below, we may not exclude a member director nominee from the election ballot on the basis of those qualifications. For the 2025 director elections, our board listed in its request for nominations certain desirable candidate attributes and experiences, personal characteristics, and other competencies, but no particular qualifications beyond the eligibility criteria were required as part of the nomination, balloting and election process.

Finance Agency regulations require each FHLBank to develop, implement, and maintain policies and procedures to ensure, to the maximum extent possible in balance with financially safe and sound business practices, the consideration of minorities, women, and individuals with disabilities for employment, and consideration of minority-, women-, and disabled-owned businesses to be engaged for all business and activities. In particular, those regulations require our policies and procedures to (among other things) encourage considering the principles of equal opportunity in nominating or soliciting nominees for positions on our board of directors.

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

2025 Member and Independent Director Elections. The Bank Act and Finance Agency regulations set forth the voting rights and processes with respect to the election of member directors and independent directors. The board of directors does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for directors. For the election of both member directors and independent directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (i.e., December 31 of the year prior to the year in which the election is held); however, the number of votes that a member institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in the applicable state on the record date.

The only matter submitted to a vote of our shareholders in 2025 was the fourth quarter election of two Indiana member directors and two district-wide independent directors. No meeting of the members was held with regard to the 2025 election.

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

Directors Information. Our directors as of the date of the filing of this Form 10-K are listed in the table below:

Name	Age	Director Since	Term Expiration	Member (elected by State) or Independent (elected by District)
Member Directors
Robert M. Fisher, Chair[1]	65	1/1/2019	12/31/2026	Member (MI)
Ryan M. Warner	69	1/1/2023	12/31/2026	Member (IN)
Jacqueline L. Buchanan	59	1/1/2024	12/31/2027	Member (MI)
Margaret M. Lamb	67	1/1/2024	12/31/2027	Member (MI)
Dan L. Moore	75	1/1/2025	12/31/2028	Member (IN)
Jamie R. Shinabarger	68	1/1/2025	12/31/2028	Member (IN)
J. Daniel Maddox	45	4/1/2024	12/31/2029	Member (IN)
Larry W. Myers, Vice Chair[1]	67	1/1/2018	12/31/2029	Member (IN)

Independent Directors
Kathryn M. Dominguez	65	4/1/2023	12/31/2026	Independent
Anika Goss-Foster[2]	54	1/1/2024	12/31/2027	Independent
Charlotte C. Henry	61	1/1/2017	12/31/2028	Independent
Todd E. Sears[2]	57	1/1/2021	12/31/2028	Independent
Michael E. Bosway	67	1/1/2022	12/31/2029	Independent
Perry G. Hines	63	1/1/2022	12/31/2029	Independent

1    Our board of directors, with input from the Executive/Governance Committee, elects a Chair and a Vice Chair to two-year terms. On November 22, 2024, our board elected Mr. Fisher as Chair and Mr. Myers as Vice Chair for 2025-2026.
2    Ms. Goss-Foster and Mr. Sears have been designated public interest directors for 2026.

The following is a summary of the background and business experience of each of our directors. Except as otherwise indicated, for at least the last five years, each director has been engaged in his or her principal occupation as described below.

Member Directors

Robert M. Fisher joined our board in 2019 and currently serves as Chair. He is Vice Chair of the board of directors of Lake-Osceloa State Bank in Baldwin, Michigan. Mr. Fisher previously served as President and Chief Executive Officer ("CEO") of Lake-Osceola State Bank and Secretary of its board of directors from 2018 through January 2024. He also served as President and Secretary of Lake Financial Holding Company, Lake-Osceloa State Bank's holding company from 2018 until February 2024. Due to his role as Chair of our board of directors, Mr. Fisher serves on the Council of Federal Home Loan Banks and was Chair of its Nominating Committee in 2024. Mr. Fisher holds a Bachelor of Business Leadership degree from Baker College.

Ryan M. Warner is Chairman of Bippus State Bank in Huntington, Indiana, a position he has held since 2019, and serves on the Board of the Bippus State Corporation, the bank's holding company. He previously served as one of our directors from 2017 to 2020. Mr. Warner also served on the Huntington County Economic Development board of directors from 2012 to 2021. He holds an associate degree in accounting from International Business College and a Certificate of Banking from the Graduate School of Banking program at the University of Wisconsin - Madison. The board of directors has determined that Mr. Warner is an Audit Committee Financial Expert due primarily to his extensive experience as a director, Chairman and CEO, President, and other senior management capacities of a commercial bank.

Jacqueline L. Buchanan is President and CEO of Genisys Credit Union in Auburn Hills, Michigan, a position she has held since 2010. Ms. Buchanan serves as a director for Lighthouse of Michigan, a non-profit organization focused on ending homelessness and poverty, a role she has held since 2016. She has also served as a director of Velera, a fintech solutions provider for credit unions since 2018. Ms. Buchanan holds an accountancy degree from Walsh College, and a master's degree in information technology from Lawrence Technological University and Ms. Buchanan is a licensed Certified Public Accountant (registered status) in the State of Michigan. The board of directors has determined that Ms. Buchanan is an Audit Committee Financial Expert due primarily to her extensive experience as CEO of a credit union.

Margaret M. Lamb is Chief Risk Officer and Senior Vice President of People Driven Credit Union in Southfield, Michigan, a position she has held since 2023. Prior to her promotion, she served as that institution's Chief Financial Officer and Senior Vice President beginning in 2014. She previously served on the Credit Union Executive Society from 2015 to 2023. She holds a Bachelor of Science in human environment and design, and a Master of Business Administration in finance, both from Michigan State University.

Dan L. Moore is the Chair of Home Bank SB in Martinsville, Indiana, a position he has solely held since 2021. He previously served as Chair, President, and CEO of Home Bank SB from 2020 to 2021, after having served as its President, CEO and a director beginning in 2006. Mr. Moore previously served as one of our directors from 2011 to 2022, including as the Chair from 2019 to 2022. He also serves on the board of directors of Stability First, a not-for-profit organization that addresses issues associated with the alleviation of poverty, in Martinsville, Indiana, and has served on the Better Business Coalition since 2019. He holds a Bachelor of Science from Indiana State University and a Master of Science in management from Indiana Wesleyan University.

Jamie R. Shinabarger is a director of Springs Valley Bank & Trust Company in Jasper, Indiana, following his retirement as CEO and director at the end of 2024 after having served as President and CEO and as a director since 2008. Mr. Shinabarger holds a Bachelor of Arts from Taylor University and holds a master's degree in business from Indiana Wesleyan University.

J. Daniel Maddox is Chairman and CEO of Citizens State Bank in New Castle, Indiana, a position he has held since 2016. He serves on the board of the Indiana Bankers Association and the Indiana State Chamber of Commerce. Mr. Maddox also serves as President of the Pendleton, Indiana Redevelopment Commission. He holds a Bachelor of Arts in history from the University of Vermont and a Certificate of Banking from the University of Wisconsin-Madison's Graduate School of Banking. The board of directors has determined that Mr. Maddox is an Audit Committee Financial Expert due primarily to his experience as the CEO of a bank.

Larry W. Myers joined the board in 2018 and currently serves as Vice Chair. Mr. Myers is a director with First Merchants Corporation in Muncie, Indiana. He previously served as President, CEO, and a director of First Savings Bank in Jeffersonville, Indiana, before its merger with First Merchants, a position he previously held beginning in 2005. By virtue of serving as Vice Chair of our board of directors, Mr. Myers also serves on the Council of Federal Home Loan Banks, where he is treasurer. Mr. Myers has served as Chair of the Indiana Bankers Association and currently serves on the FHLBank Committee of the American Bankers Association. Mr. Myers holds a Bachelor of Science in agriculture and a Master of Business Administration from the University of Kentucky and a Certificate from the Graduate School of Banking Louisiana State University in Baton Rouge, Louisiana. The board of directors has determined that Mr. Myers is an Audit Committee Financial Expert due primarily to his extensive experience as a director, CEO, and chief operations officer of a commercial bank.

Independent Directors

Kathryn M. Dominguez is Marina von Neumann Whitman Distinguished University Professor of Public Policy at the Gerald R. Ford School of Public Policy and Professor of Economics at the College of Literature, Science, and the Arts at the University of Michigan in Ann Arbor, Michigan, positions she has held since 2006. She also serves as Associate Dean for Academic Affairs, a role she has held since 2024, and served as Co-Faculty Director of the Center on Finance, Law and Policy, from 2022 to 2025. Ms. Dominguez has been a research associate at the National Bureau of Economic Research since 1999, and has served on numerous advisory bodies, including the Advisory Scientific Committee of the European Systemic Risk Board (since 2019) and the Panel of Economic Advisors for the Congressional Budget Office (since 2017), and served on the Economic Advisory Panel for the Federal Reserve Bank of New York from 2019 to 2024. Ms. Dominguez holds a Bachelor of Arts in economics from Vassar College and a Ph.D. in economics from Yale University.

Anika Goss-Foster is the President and CEO of Detroit Future City, a think tank and planning organization for the City of Detroit, a role she has held since 2019. Ms. Goss-Foster has served as a board member on the Federal Reserve Bank of Chicago’s Detroit Branch since 2022. She served on Michigan Governor Whitmer’s Growing Michigan Together Council in 2023 and has been a director of Greater Detroit Area Foreign Trade Zones since 2019. Ms. Goss-Foster holds degrees in sociology and African American studies from Purdue University, and a master's degree in social work from the University of Michigan in Ann Arbor, Michigan.

Charlotte C. Henry served as Chief Information Technology Officer for the UAW Retiree Medical Benefits Trust, in Detroit, Michigan, from 2014 until 2022. She is a director of Quaker Houghton, a chemicals company, having joined its board in 2020. She holds bachelor's and master's degrees in computer engineering and a Master of Business Administration in corporate strategy, all from the University of Michigan.

Todd E. Sears is Chief Operating Officer of The Annex Group, LLC in Fishers, Indiana. He previously served as Vice President of Development at Cohen-Esrey, headquartered in Merriam, Kansas, and was the Chief Investment Officer and Chief Financial Officer of Valeo Financial Advisors, LLC. He previously served in senior leadership roles at Kittle Property Group, Inc., including Executive Vice President of Research, Policy & Strategy. He is the founder of Pyxso, LLC, a consulting firm through which he has provided advisory services to not-for-profit companies since 2011. Mr. Sears has served as an adjunct professor of real estate finance at Butler University since 2017 and previously served on our Affordable Housing Advisory Council from 2012 to 2018. Mr. Sears holds a Bachelor of Science in finance from Indiana University in Bloomington, and a Master of Arts in economics from Indiana University in Indianapolis. Mr. Sears is a CFA® charterholder and holds a Chartered Alternative Investment Analyst designation.

Michael E. Bosway retired from Stifel Nicolaus & Company in Indianapolis, Indiana, in 2022, where he served as Managing Director of Investments for the Central Great Lakes Division since 2017. Mr. Bosway holds a Bachelor of Arts in economics from the University of Dayton and a Master of Business Administration from The Ohio State University. The board of directors has determined that Mr. Bosway is an Audit Committee Financial Expert due primarily to his experience as CEO of a financial services organization.

Perry G. Hines is the President and CEO of Wheeler Mission, in Indianapolis, Indiana, a social services organization that provides help to those experiencing homelessness, hunger, and addiction, a position he has held since 2023, previously serving as Chief Development Officer from 2021 to 2023. He also served as the Director of Advancement for the Covenant Christian Schools of Indianapolis, Inc. from 2017 to 2021. Mr. Hines is also the President and CEO of The Hines Group, a data driven consulting firm. He has served as an independent director on the Board of Horace Mann Educators Corporation since 2018. Mr. Hines previously served as a director for the Goodwill Foundation of Central & Southern Indiana from 2016 to 2022. He holds a Bachelor of Arts in journalism and government from Western Kentucky University, a Master of Business Administration in marketing from the University of Minnesota Carlson School of Business, and is a certified fund-raising manager from the Indiana University Lilly School of Philanthropy. The board of directors has determined that Mr. Hines is an Audit Committee Financial Expert due primarily due to his role as CEO of a not-for-profit and service as member of the audit committee of a financial services organization.

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

Name	Affordable Housing	Audit	Executive/Governance	Finance/Budget	Human Resources/Compensation	Risk Oversight	Security/Technology
Member Directors
Robert M. Fisher, Chair	EO	EO	C	EO	EO	EO	EO
Ryan M. Warner	X		X	X	C
Jacqueline L. Buchanan		C	X				X
Margaret M. Lamb				VC	X	X
Dan L. Moore	VC	X			X
Jamie R. Shinabarger		VC			X		X
J. Daniel Maddox				X		X	VC
Larry W. Myers, Vice Chair		X	VC			X

Independent Directors
Kathryn M. Dominguez				X	X	VC
Anika Goss-Foster	C		X		X	X
Charlotte C. Henry		X	X				C
Todd E. Sears	X	X	X			C
Michael E. Bosway		X	X	C			X
Perry G. Hines	X		A	X	VC

It has been the practice of the board of directors to not appoint any director as Chair of more than one committee.

Audit Committee. Our board of directors has a standing Audit Committee that was comprised of the following directors for 2025:

Jacqueline L. Buchanan, Chair
Dan L. Moore, Vice Chair
Michael E. Bosway, independent director
Charlotte C. Henry, independent director
Perry G. Hines, independent director
J. Daniel Maddox
Larry W. Myers
Robert M. Fisher, ex officio voting member

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
The Audit Committee annually reviews its charter and practices and has determined that its charter and practices are consistent with all applicable laws, regulations and policies. Among other duties, the Audit Committee also:

•reviews the scope of and overall plans for the external and internal audit programs;
•reviews and recommended board approval of the Bank's Code of Conduct, which includes our policy regarding the hiring of former employees of our independent registered public accounting firm, PricewaterhouseCoopers ("PwC");
•reviews and approved our policy for the pre-approval of audit and permitted non-audit services by the independent registered public accounting firm ("independent auditor");
•receives reports pursuant to our policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters;
•reviews the adequacy of our internal controls, including for purposes of evaluating the fair presentation of our financial statements in connection with certifications made by our principal executive officer, principal financial officer and principal accounting officer;
•discusses with management and PwC significant matters, including Critical Audit Matters, arising during the audit and other areas of significant judgment or estimation in preparing the financial statements;
•reviews and challenged management and PwC, as necessary, on how they have established materiality thresholds for establishing the controls over financial reporting and their audit process; and
•discusses with management the use and appropriateness of any non-GAAP measures in the financial statements.

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

Based on its evaluation and review, the Audit Committee appointed PwC as our independent auditor for the year ended December 31, 2025.

Management has the primary responsibility for the integrity and reliability of our financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. An independent auditor is responsible for performing an independent audit of our financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the Public Company Accounting Oversight Board and standards applicable to financial audits in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. Our internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the direction of our Chief Internal Audit Officer, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2025 and has regular executive sessions with key executives as well as internal and independent auditors.

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

Based on its discussions with our management, our internal auditors and PwC, as well as its review of the representations of management and PwC's report, the Audit Committee recommended to the board, and the board has approved, the inclusion of the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.

Audit Committee Financial Experts. On March 21, 2025, our board of directors determined that Audit Committee Chair Jacqueline L. Buchanan and Audit Committee members Michael E. Bosway, Perry G. Hines, J. Daniel Maddox, and Larry W. Myers were Audit Committee Financial Experts under SEC rules. For information concerning our incumbent directors' qualifications to be so designated, please refer to their respective biographical summaries above in this Item 10.

Executive Officers

Our Executive Officers, as determined under SEC rules, are listed below. Each officer serves a term of office of one calendar year or until the election and qualification of his or her successor, provided, however, that pursuant to the Bank Act, our board of directors may dismiss any officer at any time. Except as indicated, each officer has been employed in the principal occupation listed below for at least five years.

Brendan W. McGrath, 48, was appointed by our board of directors to serve as President - CEO ("CEO") effective October 1, 2025. Prior to that appointment, Mr. McGrath served as Executive Vice President - Chief Risk and Compliance Officer since September 2024, after having previously served as Executive Vice President - Chief Risk Officer effective January 2021. Previously, he served as Senior Vice President - Chief Risk Officer effective May 2020, after having served as Senior Vice President - Chief Analytics Officer since January 2019. He has also held various other roles in Investments, Treasury Risk Analytics, and Enterprise Risk Management since joining the Bank in 2000. Mr. McGrath earned a Bachelor of Science in finance and a Master of Science in accounting, both from the Kelley School of Business at Indiana University. He is a CPA and a CFA® charterholder.

Deron J. Streitenberger, 58, has served as Executive Vice President - Chief Business Operations Officer ("CBOO") since January 2019. Mr. Streitenberger holds an MBA.

Gregory L. Teare, 72, has served as Executive Vice President - Chief Financial Officer ("CFO") since January 2017. Mr. Teare holds an MBA.

John D. Bingham, 47, has served as Senior Vice President - MPP & Corporate Communications since January 3, 2025, after having served as First Vice President - Sr. Director of MPP & Corporate Communications since January 2023. Previously, Mr. Bingham served as First Vice President - Sr. Director of Strategic Initiatives & Innovation and Corporate Communications since July 2022. Mr. Bingham served as First Vice President - Director of Strategic Initiatives & Innovation beginning in January 2020. Mr. Bingham holds an MBA.

Chad A. Brandt, 61, has served as Senior Vice President - Treasurer effective January 2016. Mr. Brandt holds an MBA.

Kristina L. Cunningham, 50, has served as Senior Vice President - Chief Risk and Compliance Officer effective October 1, 2025 after having served as Senior Vice President - Deputy Chief Risk and Compliance Officer beginning in July 2025. She previously served as Senior Vice President - Senior Director of Compliance & Operational Risk Analysis effective May 2020, and due to organizational title changes the position was revised to Senior Vice President - Compliance & Operational Risk Analysis effective January 2025. Ms. Cunningham holds an MBA and a CRMA, and is a CPA.

Christopher S. Dawson, 49, has served as Senior Vice President - Chief Information Officer ("CIO") since January 2019. Mr. Dawson holds an MBA. Mr. Dawson voluntarily resigned from the Bank effective March 10, 2026.

Jonathan W. Griffin, 55, has served as Senior Vice President - Chief Business Development Officer since June 2018. Mr. Griffin holds an MBA and is a CFA® charterholder.

Stephanie L. Lesnet, 48, has served as Senior Vice President - Chief Accounting Officer since July 5, 2025 after having served as Managing Director, Financial Accounting, Reporting & Policy since January 1, 2025 and Senior Director, Financial Accounting, Reporting & Policy since July 2018. Ms. Lesnet is a CPA.

Kania D. Lottie, 44 has served as Senior Vice President - Chief Human Resources and Diversity & Inclusion Officer since July 2019, which position was redesignated as Senior Vice President - Chief Human Resources and Diversity, Equity, & Inclusion Officer in September 2020 and further redesignated as Senior Vice President - Chief Human Resources Officer in March 2025. Ms. Lottie also serves as one of the Bank's Ethics Officers. She holds an MBA and a JD and is licensed to practice law in the State of Indiana. She also holds SPHR and SHRM-SCP certifications.

Gregory J. McKee, 52, has served as Senior Vice President - Chief Internal Audit Officer since January 2015. Mr. McKee holds an MBA and is a CPA. Although Mr. McKee is a non-voting member of the Bank's Executive Management Committee, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Jeffrey D. Mills, 52, has served as SVP, General Counsel since September 19, 2025 after having served as Deputy General Counsel from April 7, 2025 to August 9, 2025, at which time he began serving as Interim General Counsel. Mr. Mills also serves as one of the Bank's Ethics Officers. Prior to joining the Bank, Mr. Mills served as General Counsel for The Annex Group, LLC from July 2024 to April 2025, Executive Vice President and Managing Division Counsel at ServiceLink, LLC from August 2022 to April 2024, and as Vice President and General Counsel at First Financial Bank from July 2021 to August 2022. Prior to that, Mr. Mills served as Vice President and Assistant General Counsel of Old National Bank from October 2011 to July 2021. He holds a JD and is licensed to practice law in the Federal and State Courts of Indiana and Wisconsin.

Andrew D. Whipple, 43, has served as Senior Vice President - Chief Credit Risk Officer since March 21, 2025 after rejoining the Bank on March 17, 2025. Mr. Whipple previously worked at the Federal Home Loan Bank of Indianapolis as First Vice President, Sr. Director of Credit Risk Analysis from April 2022 to June 2024 and as Vice President, Director of Model Validation from January 2019 to April 2022. Mr. Whipple was Associate Director - Business Insights & Analytics at Eli Lilly and Company from June 2024 until he rejoined the Bank. Mr. Whipple holds an MBA.

Mary Beth Wott, 61, has served as Senior Vice President - Community Investment & Strategic Planning Officer since May 2023, after serving as Senior Vice President - Community Investment & Underwriting/Collateral Operations Officer since August 2021. Previously Ms. Wott served as Senior Vice President - Community Investment Officer since July 2019. Ms. Wott holds an MBA.

Code of Ethics and Codes of Conduct

We have a Code of Ethics for Senior Financial Officers ("Code of Ethics") that applies to our principal executive officer, our principal financial officer, and our principal accounting officer ("Senior Financial Officers"). The Code of Ethics sets forth the obligations of the Senior Financial Officers related to honest and ethical conduct; full, fair, accurate, timely, and understandable disclosures; compliance with applicable laws, rules and regulations; prompt internal reporting of Code of Ethics violations; and accountability for adherence to the Code of Ethics. The Bank intends to continue posting information regarding any amendments to, or waivers from, its Code of Ethics on its website. Additionally, we have a Code of Conduct and Conflict of Interest Policy for Affordable Housing Advisory Council Members, a Code of Conduct and Conflict of Interest Policy for Directors and a Code of Conduct and Conflict of Interest Policy for Employees and Contractors (collectively, the "Codes of Conduct").

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

In addition to its capital plan, the Bank has adopted its Policy Prohibiting Insider Trading of Securities, which is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. The policy applies to our directors, employees (including our named executive officers), contractors, and members of the Affordable Housing Advisory Council (each a "Covered Person") and prohibits a Covered Person with material, non-public information related to us, our members, any other FHLBank, the FHLBank system, or the Office of Finance from buying or selling our capital stock or Consolidated Obligations or from communicating such information to other persons, unless disclosure is required for legitimate, Bank-related reasons. Our Policy Prohibiting Insider Trading of Securities is available on our website at www.fhlbi.com by selecting "About" and then selecting "Corporate Governance".

Section 16(a) Beneficial Ownership Reporting Compliance
Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Compensation Committee Interlocks and Insider Participation

The Human Resources/Compensation Committee ("HR Committee") is a standing committee that serves as our board of directors' compensation committee. It is comprised solely of directors. During the year ended December 31, 2025:
•directors Warner, Hines, Dominguez, Lamb, Moore, and Shinabarger, and former director Glenn A. Wilson were members of the HR Committee, with director Fisher serving in ex officio capacity;
•none of those directors was, or has at any time been, a Bank officer or employee;
•none of those directors had any relationship that would be disclosable under Item 404 of SEC Regulation S-K; and
•none of our executive officers has served on any board of directors or compensation committees of any entities whose executive officers served on the HR Committee.

Compensation Committee Report

On March 12, 2026, the HR Committee reviewed and discussed with Bank management the "Compensation Discussion and Analysis" that follows and, based on such review and discussions, recommended to our board of directors that the Compensation Discussion and Analysis be included in this report.

As of the filing date of this Form 10-K, the members of the HR Committee are:
•Ryan M. Warner, Chair
•Perry G. Hines, Vice Chair
•Kathryn M. Dominguez
•Anika Goss-Foster
•Margaret M. Lamb
•Dan L. Moore
•Jamie R. Shinabarger and
•Robert M. Fisher, ex officio.

Compensation Discussion and Analysis

Overview. To provide perspective on our compensation programs and practices for our named executive officers ("NEOs"), we have included certain information in this Compensation Discussion and Analysis relating to Executive Officers (as defined in SEC rules) and employees other than the NEOs. The NEOs consist of (i) our principal executive officer, who is our CEO, (ii) our former principal executive officer, (iii) our principal financial officer, who is our CFO, and (iv) our other three most highly compensated executive officers determined by the sum of salary, non-equity incentive compensation, and all other compensation (but excluding change in pension value and non-qualified deferred compensation earnings) for the year ended December 31, 2025. Our NEOs are:

•Brendan W. McGrath, CEO (Principal Executive Officer)
•Cindy L. Konich, former CEO (Principal Executive Officer)
•Gregory L. Teare, CFO (Principal Financial Officer)
•Deron J. Streitenberger, CBOO
•Chad A. Brandt, Treasurer
•Christopher S. Dawson, CIO

Our executive compensation program is overseen by the Executive/Governance Committee (with respect to the CEO's performance and compensation) and the HR Committee (with respect to the other NEOs' compensation), and ultimately by the entire board of directors. The HR Committee meets at scheduled times throughout the year (eight times total in 2025) and reports its recommendations to the board. The HR Committee has the authority to obtain advice and assistance from outside legal counsel, compensation consultants, and other advisors as the HR Committee deems necessary, with all fees and expenses paid by our Bank.

The Executive/Governance Committee assists the board in the governance of our Bank, including nominations of the Chair and Vice Chair of the board and its committee structures and assignments, and in overseeing the affairs of our Bank during intervals between regularly scheduled meetings of the board, as provided in our bylaws. The Executive/Governance Committee meets as needed throughout the year (six times in 2025) and reports its recommendations to the board.

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

Compensation Philosophy and Objectives. In 2025, our board of directors adopted a resolution updating our statement of compensation philosophy. Pursuant to the resolution, our compensation philosophy is to provide a market-competitive total rewards package that will enable us at reasonable cost to effectively recruit, promote, retain and motivate highly qualified employees, management and leadership talent for the benefit of our Bank, its members, and other stakeholders in alignment with our Office of Minority and Women Inclusion objectives. We desire to be competitive and forward-thinking while maintaining a somewhat risk-averse culture. Thus, our compensation program encourages operational excellence, superior member service, responsible growth and prudent risk-taking while delivering a competitive pay package.

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

The board of directors regularly reviews these goals and the compensation alternatives available and may make changes in the program from time to time to better achieve these goals or to comply with Finance Agency requirements. As a cooperative, we are not able to offer equity-based compensation, and only member institutions (or their legal successors) may own our stock. Without equity incentives to attract, reward and retain NEOs and senior management, we provide alternative compensation and benefits such as cash incentive opportunities, pension (with respect to Mr. McGrath and Mr. Teare and previously to Ms. Konich) or additional non-elective contributions (with respect to Mr. Streitenberger, Mr. Brandt, and Mr. Dawson) and other retirement benefits (to all NEOs). This approach is intended to generally result in a mix of compensation for NEOs that emphasizes base salary, provides meaningful incentive opportunities, and creates a competitive total compensation opportunity relative to the market.

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

Our Executive/Governance and HR Committees operate under written charters adopted by the board of directors, most recently reviewed by the board as of January 23, 2026. Those charters are available on our website www.fhlbi.com by selecting "About" and then selecting "Corporate Governance."

Role of Compensation Consultants in Setting Executive Compensation. For each of the last 15 years, Aon plc ("Aon") has been engaged to work with the HR Committee to evaluate the Bank's compensation for certain positions, including the NEOs' positions, as we seek to maintain compensation that is reasonable and competitive.

The evaluation uses the competitor groups identified by Aon. The competitor groups are comprised of selected firms that participated in Aon's Financial Industry Salary Survey. The firms included in the competitor groups can change year-to-year, based on changes in the composition of the Aon survey participants, changes in financial metrics of firms that participated in the survey for that year, and Aon's analysis.

As a guideline, Aon considers compensation for a role within 15 percent of the correlating positions at the competitor groups to be within the competitive market range. We consider this general range along with our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy in setting compensation.

For 2025, Aon's competitor groups for our NEOs consisted of two peer groups, consistent with guidance provided by the Finance Agency. The first peer group is comprised of the 10 other FHLBanks and the Office of Finance. The positions used from the other FHLBanks are comparable to the positions at our Bank (e.g., CEO to CEO).

The second peer group consists of 47 banks with assets of $10 billion to $20 billion. The positions used from this peer group are comparable to the positions at our Bank (e.g., CEO to CEO).

BancFirst Corporation	First Commonwealth Financial Corporation	Northwest Bancshares, Inc.
Banner Corporation	First Financial Bancorp	OceanFirst Financial Corp.
Bell State Bank & Trust	First Financial Bankshares, Inc.	Pacific Premier Bank
Berkshire Hills Bancorp, Inc.	First Foundation Inc.	Provident Financial Services
Bremer Financial Corporation	First Merchants Corporation	Renasant Corporation
Brookline Bancorp, Inc.	First United Bank - OK	Sandy Spring Bank
Central Bancompany, Inc	Heartland Financial USA, Inc.	Seacoast Banking Corporation of Florida
Columbia Financial, Inc.	Hilltop Holdings Inc.	ServisFirst Bancshares, Inc.
Community Bank System, Inc.	Hope Bancorp, Inc.	Stellar Bancorp, Inc.
CVB Financial Corp.	Independent Bank Corp.	TowneBank - VA
Dime Community Bancshares, Inc.	Independent Bank Group, Inc.	TriState Capital
Eagle Bancorp Inc. - MD	International Bancshares Corporation	Trustmark Corporation
Enterprise Financial Services Corp	Live Oak Bancshares, Inc.	Veritex Holding
FB Financial Corporation	Mechanics Bank	Washington Trust Bank
First Bancorp	Merchants Bancorp	WesBanco, Inc.
First Busey Corporation	NBT Bancorp Inc.

The positions selected by Aon from the competitor groups collectively capture the functional and executive responsibilities of our NEO positions, represent comparable market opportunities and represent realistic employment opportunities. We establish threshold, target and maximum base and anticipated incentive pay levels based on this analysis, while actual pay levels are based on our financial performance, stability, prudent risk-taking and conservative operating philosophies, internal pay equity, and our compensation philosophy, as discussed above.

Role of the Named Executive Officers in the Compensation Process. The NEOs may assist the HR Committee and the board of directors by providing data and background information to any compensation consultants engaged by management, the board or the HR Committee. The Human Resources department assists the HR Committee and compensation consultants by gathering research on the Bank's hiring and turnover statistics, compensation trends, peer groups, cost of living, and other market data requested by the CEO, the HR Committee, the Finance/Budget Committee, the Audit Committee, the Executive/Governance Committee, or the board. Senior management (including the NEOs) prepares the strategic plan financial forecasts, which are then considered by the Finance/Budget Committee and by the board when establishing the goals and anticipated payout terms for the incentive compensation plan. The Chief Risk and Compliance Officer oversees the Enterprise Risk Management department's review, from a risk perspective, of the incentive compensation plan's risk-related performance goals and target achievement levels.

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

Elements of Compensation Used to Achieve Compensation Philosophy and Objectives. The total compensation mix for NEOs in 2025 consisted of:

(1)    base salaries;
(2)    annual and deferred incentive opportunities;
(3)    retirement benefits;
(4)    perquisites and other benefits; and
(5)    potential payments upon termination or change in control.

The compensation programs are intended to comply with Internal Revenue Code Section 409A. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Internal Revenue Code Section 409A, and such benefits do not comply with Internal Revenue Code Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to payment of regular federal income tax, interest and an additional federal income tax of 20% of the benefit includable in income. Other elements of our NEOs' compensation may be adjusted to reflect the tax effects of such compensation.

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

The CEO's base salary is established annually by the board after review and recommendation by the Executive/Governance Committee. Our board has concluded that the level of scrutiny to which the base salary determination for the CEO is subjected is appropriate in light of the nature of the position and the extent to which he is responsible for the overall performance of our Bank. In setting the CEO's base salary, the Executive/Governance Committee and the board have discretion to consider a wide range of factors, including the overall performance of our Bank, the CEO's individual performance, his tenure, and the amount of his base salary relative to the base salaries of executives in similar positions in companies in our Competitor Groups. Although a policy or a specific formula has not been developed for such purpose, the Executive/Governance Committee and the board also consider the amount and relative percentage of the CEO's total compensation that is derived from his base salary. In light of the variety of factors that are considered, the Executive/Governance Committee and the board have not attempted to rank or otherwise assign relative weights to the factors they consider. Rather, the Executive/Governance Committee and the board consider all the factors as a whole, including data and recommendations from Aon.

After an advisory consultation with the HR Committee, the base salaries for our other NEOs are set or approved annually by the CEO, who has discretion to consider a wide range of factors including competitive data from Aon, each NEO's qualifications, responsibilities, assessed performance contribution, tenure, position held, amount of base salary relative to similarly-positioned executives in our competitor groups and our overall salary budget. Although a policy or a specific formula has not been developed for such purpose, the CEO also considers the amounts and relative percentages of the NEOs' total compensation that are derived from their base salaries, including data and recommendations from Aon.

The NEOs’ base salaries for 2025 were effective January 1, 2025, except for the new base salary for Mr. McGrath, which was effective October 1, 2025, and are presented in the Summary Compensation Table.

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

Performance goals and the relative weight to be accorded to each goal are established annually by the HR Committee and approved by the board of directors for each calendar-year period ("Performance Period") and three-calendar-year period ("Deferral Performance Period"). The board also approves the "Threshold," "Target" and "Maximum" achievement levels for each performance goal to determine how much of an award may be earned. The achievement of performance goals determines the value of awards, which for Level I Participants (including the NEOs) may be Annual Awards (relating to achievement of performance goals over a Performance Period) and Deferred Awards (relating to achievement of performance goals over a Deferral Performance Period), and for Level II Participants includes Annual Awards only. The board may adjust the performance goals to ensure the purposes of the Incentive Plan are served, but made no such adjustments during 2023, 2024 or 2025. The board establishes maximum awards under the plan before the beginning of each Performance Period. Each award equals a percentage of the Participant's annual compensation, which is generally defined as the Participant's base salary excluding any bonus, incentive compensation, deferred compensation payments, lump sum payouts for accrued but unused vacation time, long-term disability insurance payments paid for the current or a prior year, overtime, or hours paid under the Bank's paid-time-off policies.

With respect to the NEOs' Annual Awards and Deferred Awards, 50% of an award to a Level I Participant will become earned and vested on the last day of the Performance Period (Annual Award), subject to the achievement of specified Bank performance goals over such period, the attainment of a specific minimum individual performance rating for such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Performance Period). The remaining 50% will become earned and vested on the last day of the Deferral Performance Period (Deferred Award), subject to the attainment of a specific minimum individual performance rating for each year of such period, and active employment on the last day of such period (subject to certain limited exceptions relating to the circumstances of employment termination before the end of the Deferral Performance Period), and further subject to the Bank's achievement during the Deferral Performance Period of additional performance goals, through which the Level I Participant's compensation is impacted by our performance for a longer term. These additional performance goals relate to our:
–Profitability, retained earnings, regulatory capital-to-assets ratio, and distributions in compliance with AHP funding requirements (for Deferred Awards covering 2023-2025);
–Regulatory capital-to-assets ratio, days of liquidity, maintaining sufficient capital to pay dividends and redeem/repurchase capital stock, and awards in compliance with AHP funding requirements (for Deferred Awards covering 2024-2026); and

–Regulatory capital-to-assets ratio, maintaining sufficient capital to pay dividends and redeem/repurchase capital stock, awards in compliance with AHP funding requirements, and ensuring there are no identified operational errors or omissions that would result in material revisions to the financial results, information submitted to the Finance Agency, or used to determine incentive compensation payouts (for Deferred Awards covering 2025-2027 and 2026-2028).

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

The table below presents the incentive opportunity, earned, and deferred percentages of base salary for Level I Participants for the 2025 Performance Period.

	Total Incentive Opportunity as % of Base Salary			Total Incentive Earned and Vested at Year End			Total Incentive Deferred for 3 Years
Position	Threshold	Target	Maximum	Threshold	Target	Maximum	Threshold	Target	Maximum
CEO	50.0%	80.0%	100.0%	25.0%	40.0%	50.0%	25.0%	40.0%	50.0%
EVP	40.0%	60.0%	80.0%	20.0%	30.0%	40.0%	20.0%	30.0%	40.0%
SVP	35.0%	52.5%	70.0%	17.5%	26.25%	35.0%	17.5%	26.25%	35.0%

2025 Annual Award (Paid in 2026). Effective January 1, 2025, the board of directors established Annual Award Performance Goals for 2025 for Level I Participants relating to specific mission goals for financial performance; mission activity; risk management; and culture and engagement. The weights and specific achievement levels for each 2025 mission goal are presented below.

2025 Mission Goals[1]	Weighted Value	Performance Levels			Achievement Percentage	Weighted Average Achievement
		Threshold	Target	Maximum
Financial Performance
Return on capital stock[2]	20%	8.87%	10.05%	11.42%	100%	20%
Mission Activity
Member advances average daily balance ($'s in millions)[3]	10%	$32,812	$35,978	$37,269	100%	10%
Member Participation[4]	15%	68%	76%	84%	100%	15%
Member engagement for AHP and voluntary programs[5]	20%	100	113	125	100%	20%
Community impact[6]	15%	5	7	9	100%	15%
Risk Management
Key risk metrics[7]	10%	40 points	44 points	46 points	100%	10%
Culture and Engagement
Workplace - Inclusion, engagement, and community events with a required educational component[8]	5%	50%	65%	85%	100%	5%
Community - Promote community engagement by encouraging volunteerism with a focus on at risk and/or underrepresented groups[9]	5%	700 hours	950 hours	1,250 hours with a minimum of 875 hours related to at risk groups	100%	5%
Total	100%					100%
1    The notes presented below are verbatim from the Incentive Plan document and may not necessarily be consistent with the Defined Terms of this Form 10-K.
2    For purposes of this goal, return on capital stock is defined as the Bank’s core net income as a percentage of average total regulatory capital stock, rounded to the nearest basis point. Core net income represents GAAP net income adjusted to exclude: (i) mark-to-market adjustments and other transitory effects from derivatives and trading/hedging activities, (ii) interest expense on mandatorily redeemable capital stock, (iii) realized gains and losses on sales of investment securities, (iv) debt extinguishment costs, (v) advance prepayment fees received in cash on unswapped advances that are not restructured, (vi) accelerated amortization of concession fees on called COs, and (vii) other non-routine components of GAAP earnings that do not necessarily reflect the underlying results of the operations of the Bank. The Bank’s voluntary AHP contributions/allocations expense and incentive compensation expense are added back to core net income. Each adjustment, except for interest on MRCS, is net of the required AHP assessment. However, certain excluded amounts may require amortization included in other periods to properly state core net income. Assumes no material change in investment authority under the Finance Agency's regulation, policy, directive, guidance, or law.
3    Member advances average daily balance is calculated as the average daily balance of advances outstanding to members at par. Average daily balances are used instead of point-in-time balances to eliminate point-in-time activity that may occur and to reward for the benefit of the income earned on advances balances while outstanding. Members that become non-members during 2025 will be included in the calculation for the portion of the year for which they were a member. Goal assumes no material change in membership eligibility under the Finance Agency's regulation, policy, directive, guidance or law.
4    Participation is defined as the issuance of an advance or credit product (including issuance of an advance as part of a voluntary or pilot program related to advances such as the CDFI Rate Buydown Advance), settlement for MPP (including settlement of MPP trades as part of a voluntary or pilot program related to MPP such as the Rate Advantage Program), funds awarded for an AHP set-aside program and HomeBoost, or submission of an application for AHP, voluntary, or pilot programs (including Elevate and any new AHP voluntary or pilot programs established in 2025). A member that enters into any of these activities is counted as a participant for purposes of calculating the participation rate, even if that member ceases to be a member as of December 31, 2025, and can only count one time.
The denominator is calculated based on the simple average of the number of members at the end of each month in 2025. New members are not included in the membership count until after 12 months of membership unless they participate in one of the Bank’s products. If a new member participates in one of the Bank’s products within 12 months of becoming a member, the participation will be included in the numerator and the member will be included in the calculation of the monthly average beginning with the month the member participated (as defined above).
5    This goal is measured by any member submitting an AHP Notice of Intent/Pre-Application or Master Agreement or participation in any AHP or voluntary program.
6    This goal measures the number of programs/initiatives approved by the Bank's executive management committee ("EMC") and utilized by one or more members. Qualifying programs/initiatives are based on collaboration with members, housing affiliates, non-profits, CDFI's, and other community minded partners in the district to provide funding for programs/initiatives including, but not limited to, diverse groups of individuals, underserved markets, or low-income borrowers in the form of efforts including, but not limited to, community development programs, pilot programs, or voluntary programs. Programs/initiatives submitted to EMC for approval may include new programs/initiatives and new campaigns of pre-existing programs/initiatives that receive funding in 2025.
7    This goal consists of four key risk metrics that are each individually measured against an established threshold on a monthly basis. If the actual result meets or is better than the established threshold as defined, one point will be achieved for that individual goal for that month. If the result is worse than that threshold, a result of zero points will be assigned. If the activity is not performed (e.g., a phishing campaign is not initiated during the month) a zero will also be assigned. This goal is based on achieving a certain cumulative sum of all results for all metrics during 2025. The maximum number of points that can be achieved is 48 (achieving the threshold for each of 4 metrics for each of 12 months). The metrics are:
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

8    This goal measures the percentage of employees participating in at least two eligible inclusion engagement or community events (including but not limited to, speakers, lunch and learns, internal workshops, etc. but excluding the annual bank wide mandatory office of minority and women inclusion training) focused on issues impacting at risk and/or underrepresented groups. Such events must include a formal educational component with established learning objectives for participants. The denominator is the number of employees as of the first business day of 2025.
9    This goal measures the number of bank wide volunteer hours used based upon input to the Bank's human capital management system. All volunteer hours logged, with a maximum of 8 hours per employee will be counted toward achievement of this goal. Certain organizations will be pre-approved as counting toward the secondary component of this goal while other organizations will be considered for eligibility and confirmed by the Bank's Chief HR Officer. Interpolation of achievement between Target and Maximum will only occur if the secondary component of 875 hours related to at risk and/or underrepresented groups is reached. If the secondary component is not reached, the Target is the highest level that can be achieved.

There is no guaranteed payout under the provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO was $0. The maximum amounts that could have been earned for the Annual Award Performance Period and the actual amounts earned are presented below.

			Maximum		Actual
NEO	Base Salary	Annual Award Opportunity	Weighted Average Achievement	Annual Award	Weighted Average Achievement	Annual Award	Annual Award % of Salary
Brendan W. McGrath - CEO	$220,548	50%	100%	$110,274	100%	$110,274	50%
Brendan W. McGrath - EVP	378,690	40%	100%	151,476	100%	151,476	40%
Brendan W. McGrath - Total[1]	599,238			261,750		261,750	44%
Cindy L. Konich[2]	815,946	50%	100%	407,973	100%	407,973	50%
Gregory L. Teare	551,503	40%	100%	220,601	100%	220,601	40%
Deron J. Streitenberger	548,847	40%	100%	219,539	100%	219,539	40%
Chad A. Brandt	366,476	35%	100%	128,267	100%	128,267	35%
Christopher S. Dawson	438,244	35%	100%	153,385	100%	153,385	35%

1    Mr. McGrath was appointed President - CEO effective October 1, 2025, and therefore his award opportunity changed from that date based on that appointment.
2     Ms. Konich retired effective September 30, 2025.

2022 Deferred Award (Paid in 2026). Fifty percent of each Level I Participant's 2022 Award ("2022 Deferred Award") was deferred for a three-year period that ended December 31, 2025 ("2023-2025 Deferral Performance Period"). The 2022 Deferred Award became earned and vested on that date, subject to the achievement of specific Bank performance goals over the 2023-2025 Deferral Performance Period and other conditions described below.

The following table presents the performance goals for the 2022 Deferred Award relating to our profitability, retained earnings and prudential management standards ("Prudential Standards"), together with actual results and specific achievement levels for each mission goal.

2023-2025 Mission Goals	Weighted Value	Performance Levels[1]			Achievement %	Weighted Average Achievement
		Threshold	Target	Maximum
Profitability[2]	35%	25 bps	50 bps	150 bps	125%	44%
Retained Earnings[3]	35%	3.5%	3.9%	4.3%	125%	44%
Prudential Standards (see below)	30%	Achieve 1 Prudential Standard	a	Achieve both Prudential Standards	125%	37%
Prudential Standard 1: Maintain a regulatory capital-to-assets ratio of at least 4.16% as measured on each quarter-end in 2023 through 2025.
Prudential Standard 2: Award to FHLBI members the annual AHP funding requirement in each plan year.
Total	100%					125%

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

Each NEO received at least the minimum required performance rating for each year of the 2023-2025 Deferral Performance Period and each was employed by the Bank on the last day of that period (or had a qualifying employment termination), thereby satisfying the two remaining conditions applicable to our NEOs for payment of the 2022 Deferred Award.

The following table presents the payouts of the 2022 Deferred Awards to the NEOs by applying the total achievement level of the performance goals for the 2023-2025 Deferral Performance Period.

NEO	Total Award for 2022	Percentage Deferred	Deferred Amount	Total Achievement	Deferred Award Paid in 2026
Brendan W. McGrath	$353,932	50%	$176,966	125%	$221,208
Cindy L. Konich	988,744	50%	494,372	125%	617,965
Gregory L. Teare	387,389	50%	193,694	125%	242,118
Deron J. Streitenberger	373,950	50%	186,975	125%	233,719
Chad A. Brandt	222,684	50%	111,342	125%	139,177
Christopher S. Dawson	262,500	50%	131,250	125%	164,063

The following table presents the components, as presented above, of the total non-equity incentive plan compensation presented in the Summary Compensation Table.

		Annual Award		Deferred Award		Total Non-Equity
Name	Year	Amounts Earned[1]	% Deferred	Amounts Earned[1,2]	% Deferred	Incentive Plan Compensation
Brendan W. McGrath	2025	$261,750	15%	$221,208	—%	$482,958
	2024	139,355	15%	198,322	15%	337,677
	2023	172,873	15%	138,148	15%	311,021

Cindy L. Konich	2025	407,973	—%	617,965	—%	1,025,938
	2024	385,528	—%	566,848	—%	952,376
	2023	485,766	—%	542,528	—%	1,028,294

Gregory L. Teare	2025	220,601	10%	242,118	5%	462,719
	2024	151,795	10%	218,846	—%	370,641
	2023	188,305	10%	220,331	—%	408,636

Deron J. Streitenberger	2025	219,539	5%	233,719	15%	453,258
	2024	151,063	5%	203,357	—%	354,420
	2023	187,041	5%	191,343	10%	378,384

Chad A. Brandt	2025	128,267	100%	139,177	10%	267,444

Christopher S. Dawson	2025	153,385	20%	164,063	20%	317,448
	2024	105,544	20%	142,672	—%	248,216
	2023	130,680	20%	140,823	—%	271,503
1    The amounts payable (i.e., not deferred) for the Annual Award and the Deferred Award were paid on March 5, 2026, March 6, 2025, and March 1, 2024 for 2025, 2024, and 2023, respectively. Pursuant to the terms of our non-qualified defined contribution plan, certain of these amounts have been deferred, as noted in the table.
2    Amounts earned in 2025, 2024, and 2023 represent the 2022, 2021, and 2020 Deferred Awards, respectively. Pursuant to the terms of the our non-qualified defined contribution plan, certain of these amounts have been deferred, as noted in the table.

The following table presents the Annual Awards that could have been paid and the Deferred Awards that could be paid under the Bank's non-equity incentive plan for 2025.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plans
Name		Plan Name	Grant Date	Threshold[1,2]	Target[1,2]	Maximum[1,2]
Brendan W. McGrath[3]	CEO	Incentive Plan - Annual	01/01/25	$55,137	$88,219	$110,274
	EVP	Incentive Plan - Annual	01/01/25	75,738	113,607	151,476
	Total	Incentive Plan - Annual	01/01/25	130,875	201,826	261,750

Brendan W. McGrath	CEO	Incentive Plan - Deferred	01/01/25	82,706	110,274	137,843
	EVP	Incentive Plan - Deferred	01/01/25	113,607	151,476	189,345
	Total	Incentive Plan - Deferred	01/01/25	196,313	261,750	327,188

Cindy L. Konich[4]		Incentive Plan - Annual	01/01/25	203,987	326,378	407,973
		Incentive Plan - Deferred	01/01/25	305,980	407,973	509,966

Gregory L. Teare		Incentive Plan - Annual	01/01/25	110,301	165,451	220,601
		Incentive Plan - Deferred	01/01/25	165,451	220,601	275,751

Deron J. Streitenberger		Incentive Plan - Annual	01/01/25	109,769	164,654	219,539
		Incentive Plan - Deferred	01/01/25	164,654	219,539	274,423

Chad A. Brandt		Incentive Plan - Annual	01/01/25	64,133	96,200	128,267
		Incentive Plan - Deferred	01/01/25	96,200	128,267	160,333

Christopher S. Dawson		Incentive Plan - Annual	01/01/25	76,693	115,039	153,385
		Incentive Plan - Deferred	01/01/25	115,039	153,385	191,732

1    The Incentive Plan - Annual payout is the amount expected to be paid when meeting the respective achievement level for each of the components of the 2025 Annual Award Performance Period Goals. There was no guaranteed payout under the 2025 Annual Award provisions of the Incentive Plan. Therefore, the minimum that could have been paid out under this plan was $0 for each NEO.
2    The Incentive Plan - Deferred threshold payout is based upon the amount earned under the Incentive Plan - Annual (as previously presented in the Non-Equity Incentive Plan Compensation table) and is further dependent on attaining the threshold over the Deferral Performance Period (2026-2028). The threshold is the amount expected to be paid when meeting the threshold for achievement under the Deferred Award provisions of the Incentive Plan over the three-year period. Depending on our performance during the Deferral Performance Period, the Final Award will be worth 75% at Threshold, 100% at Target or 125% at Maximum of the original amount of the Deferred Award previously presented. There is no guaranteed payout under the Deferred Award provisions of the Incentive Plan. Therefore, the minimum that could be paid out to an NEO under this plan is $0.
3    The amounts presented for Mr. McGrath are based on his eligible compensation for the period he held each position listed.
4    The amounts presented for Ms. Konich are based on her eligible compensation for the period of her employment during 2025.

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

Retirement Benefits. We maintain a comprehensive retirement program for our employees, which includes qualified and non-qualified defined benefit plans and qualified and non-qualified defined contribution plans. The benefits provided by these plans are components of the total compensation opportunity for our employees. The board of directors believes these plans serve as valuable retention tools and provide significant tax deferral opportunities and resources for the participants' long-range financial planning. These plans are discussed below.

Defined Benefit Plans. All employees who met the eligibility requirements and were hired before February 1, 2010 participate in the Pentegra Defined Benefit Pension Plan for Financial Institutions, as amended ("DB Plan"), a tax-qualified, multiple employer defined benefit pension plan. The plan neither requires nor permits employee contributions. Pension benefits vest upon completion of five years of service. Benefits under the DB Plan are based upon compensation up to the annual compensation limit established by the Internal Revenue Service ("IRS"), which was $350,000 in 2025. In addition, benefits payable to participants in the DB Plan may not exceed a maximum benefit limit established by the IRS, which in 2025 was $280,000, payable as a single life annuity at normal retirement age.

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

Grandfathered DB Plan. The estimated annual benefits are calculated in accordance with the formula currently in effect for specified years of service and compensation for individuals participating in both the Grandfathered DB Plan and the SERP, and hired prior to July 1, 2008, which includes Ms. Konich and Mr. McGrath. Ms. Konich was also a participant in the Frozen SERP.

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
•Example: The estimated annual benefits payable upon retirement at age 65 by combining the Amended DB Plan and the SERP for an eligible employee with 25 years of benefit service and high 5-consecutive-year average compensation of $1,000,000 would be $375,000 ($1,000,000 * 1.5% * 25).

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

Pension Benefits

Name[1]	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Brendan W. McGrath[2]	DB Plan	24.8	$1,358,000	$—
	SERP	24.8	1,902,000	—

Cindy L. Konich[3]	DB Plan	41.1	—	(3,519,193)
	SERP	41.1	—	(31,727,654)

Gregory L. Teare[4]	DB Plan	23.0	898,000	—
	SERP	17.3	1,193,000	—

1    Mr. Streitenberger, Mr. Brandt, and Mr. Dawson are not eligible to participate in the DB Plan or the SERP.
2    Mr. McGrath is eligible for early retirement under the DB Plan and SERP due to the combination of his age and years of credited service.
3    Ms. Konich retired from the Bank on September 30, 2025.
4    Mr. Teare earned six years of credited service in the DB Plan as an employee of the FHLBank of Seattle and is eligible for full retirement under the DB Plan and SERP due to the combination of his age and years of credited service.

No portion of the present value of accumulated benefits is realizable or available to the NEOs until a qualifying event, such as retirement, occurs. Such values are determined by calculating the present values of accumulated benefits accrued through the valuation date. The calculations incorporate the provisions of the applicable plan, the portion of an NEO's total pension benefits that are derived from each plan, various assumptions, and changes in compensation, age and service, and utilize discount interest rates based on market interest rates or the rates specified in the plan. The present value of the accumulated benefits is based upon retirement for Ms. Konich and Mr. Teare and upon a retirement age of 65 for Mr. McGrath. Benefits under the DB Plan are based on a discount rate of 5.61% and the PRI-2012 white collar worker annuitant tables (with IRS 2024 Adjusted Scale MP-2021) for qualified annuities or the IRS applicable mortality table for 2025 for qualified lump sums. SERP benefits are based on age 65 lump sums valued with IRS May 2021 Lump Sum Segment Rates (0.61%, 2.84%, 3.54%), discounted to current age at 4.81% and the IRS applicable mortality table for 2021. The discount rates for the DB Plan and the SERP are based on the Financial Times Stock Exchange ("FTSE") Pension Liability Index and the FTSE Pension Discount Curve, respectively, both of which are determined by yields on high-quality corporate bonds at the valuation dates.

Defined Contribution Plans. The Bank maintains the Federal Home Loan Bank of Indianapolis Retirement Savings Plan ("DC Plan"), a single employer retirement savings plan qualified under Internal Revenue Code Section 401(k).

All employees who have met the eligibility requirements may participate in the DC Plan. All of the NEOs participate in the DC Plan. The DC Plan generally provides for an immediate (after the first month of hire) fully vested employer match of 100% on the first 6% of base salary of the participant's biweekly contributions on a pre-tax, post-tax, and/or Roth basis.

Eligible compensation in the DC Plan is defined as base salary. A participant in the DC Plan may elect to contribute up to 50% of eligible compensation, subject to the applicable IRS limits. The plan permits participants to self-direct the investment of their DC Plan account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant.

The DC Plan also permits a participant (in addition to making pre-tax elective deferrals) to fund a separate "Roth Elective Deferral Account" (also known as a "Roth 401(k)") with after-tax contributions. A participant may make both pre-tax and Roth 401(k) contributions, subject to the limitations described in the preceding paragraph. All Bank contributions are allocated to the participant's DC Plan account, subject to the applicable IRS limits. In addition, the DC Plan permits in-plan Roth conversions, which allow participants to convert certain vested contributions into Roth contributions, similar to a Roth Individual Retirement Account conversion.

Effective January 1, 2018, the board of directors established, within the DC Plan, an employer-funded non-elective contribution ("NEC") program. The NEC provides an additional employer-funded benefit for all employees who have met the eligibility requirements to participate in the DC Plan who were hired on or after February 1, 2010 and therefore do not participate in the Grandfathered DB Plan or the Amended DB Plan. The Bank makes this additional NEC of 4% of base salary per year to the DC Plan account of each participant. The NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their NECs when they have attained five years of service. Mr. Streitenberger, Mr. Brandt, and Mr. Dawson receive the NEC and are fully vested.

In November 2015, the board of directors established the Federal Home Loan Bank of Indianapolis 2016 Supplemental Executive Thrift Plan, as amended and restated ("SETP"), effective January 1, 2016. As described below, the purpose of the SETP is to permit the NEOs and certain other employees to elect to defer compensation in addition to compensation deferred under the DC Plan. The DC Plan and SETP provide benefits based upon amounts deferred by the participant and employer-matching contributions.

Each DC Plan participant who is an officer with a title of Senior Director or higher (which includes all NEOs) is automatically eligible to become a SETP participant. In addition, the board of directors in its discretion may designate other DC Plan participants as eligible to participate. The SETP constitutes a nonqualified deferred compensation arrangement that complies with Internal Revenue Code Section 409A regulations and permits a participant to elect to have all or a portion of such participant's base salary and/or incentive plan payments withheld and credited to the participant's SETP account. Under this plan, subject to certain limitations, the Bank will contribute to the participant's account each plan year, up to the contribution that would have been made for the benefit of the participant under the DC Plan, including, if applicable, the NECs described above, without regard to benefit or compensation limits imposed by the Internal Revenue Code. The plan permits participants to self-direct the investment of their SETP account into one or more investment funds. All returns are at the market rate of the respective fund(s) selected by the participant. Plan benefits are paid out of an investment account established for each participant under a grantor trust that we have established as part of our general assets. The assets of the grantor trust are subject to the claims of our general creditors. The trust is maintained such that the SETP is at all times considered unfunded and constitutes a mere promise by the Bank to make benefit payments in the future. Any rights created under this plan are unsecured contractual rights against the Bank.

Effective January 1, 2022, the board of directors authorized the Bank to begin making an additional NEC of 6% of base salary per year to the SETP ("SETP NEC") for executive officers that do not participate in either the Grandfathered DB Plan or the Amended DB Plan. The SETP NEC is subject to a vesting schedule based on a participant's years of service at the Bank. Partial vesting begins when a participant has attained at least two years of service. Participants become fully vested in their SETP NECs when they have attained five years of service. Mr. Streitenberger, Mr. Brandt, and Mr. Dawson are fully vested in the SETP NEC.

Non-Qualified Deferred Compensation

Name	NEO Contributions in Last FY1	Bank Contributions in Last FY2	Aggregate Earnings in Last FY3	Aggregate Withdrawals / Distributions in Last FY	Aggregate Balance at Last FYE[4]
Brendan W. McGrath	$139,971	$19,847	$94,889	$—	$847,467
Cindy L. Konich	79,697	26,818	226,263	(294,309)	1,400,467
Gregory L. Teare	125,440	12,078	119,994	—	1,046,843
Deron J. Streitenberger	56,931	52,192	69,738	—	535,325
Chad A. Brandt	131,113	25,645	117,451	—	934,722
Christopher S. Dawson	51,716	34,594	38,787	—	275,069

1    The amounts are included as either a component of "Salary" or "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table. Contributions are net of certain taxes, as applicable.
2    The amounts are included as a component of "All Other Compensation" in the Summary Compensation Table. In addition, the amounts for Mr. Streitenberger, Mr. Brandt, and Mr. Dawson include the portion of the NEC in excess of the IRS limit applicable to the DC Plan.
3    The amounts are not reported in the Summary Compensation Table because these amounts are not above market or preferential.
4    The amounts have been reported in the Summary Compensation Table either in 2025 or prior years, with the exception of aggregate earnings.

Participants in the SETP elect the timing of distribution of their benefits; provided, however, that a participant is permitted to withdraw all or a portion of the amount in his or her account, in a single lump sum, if the participant has experienced an unforeseeable emergency (as defined by the SETP and determined by an administrative committee appointed by our board) or in certain other, limited circumstances. None of the NEOs made a withdrawal or received a distribution from the SETP during 2025, except Ms. Konich in connection with her retirement.

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
•vacation leave, which increases based upon officer title and years of service. Accrued but unused vacation time is payable in cash upon termination;
•life and long-term disability insurance (the CEO, CFO, CBOO, and CIO are, and the former CEO was, eligible for enhanced monthly benefits under our disability insurance program);
•travel and accident insurance, as well as special crime coverage, which include life insurance benefits;
•educational assistance;
•employee relocation assistance, where appropriate, for new hires;
•student loan repayment assistance; and
•employee recognition and award program.

In addition, we provide as a taxable benefit to the NEOs and certain other employees limited spouse/guest travel to board of directors meetings and preapproved industry activities.

Potential Payments Upon Termination or Change in Control.

Severance Pay Plan. The board of directors has adopted a Severance Pay Plan that pays an employee, including our NEOs, upon a qualifying termination as described below (or in the Bank's discretion on a case-by-case basis), up to a maximum 52 weeks of base salary computed at the rate of four weeks of severance pay for each year of service with a minimum of eight weeks of base salary to be paid. In addition, the plan pays a lump sum amount equal to the NEO's cost to maintain health insurance coverage under a Consolidated Omnibus Budget Reconciliation Act ("COBRA")-like coverage for the time period applicable under the severance pay schedule. The Severance Pay Plan may be amended or eliminated by the board at any time. Receipt of benefits under the Severance Pay Plan is conditioned on the execution of a binding separation contract.

The Severance Pay Plan does not apply to NEOs who are participants under the Bank's Key Employee Severance Policy ("KESP") if a qualifying event has triggered payment under the terms of the KESP. If any NEO's employment is terminated, but a qualifying event under the KESP has not occurred, the provisions of the Severance Pay Plan apply.

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

The following table presents the estimated amounts that would have been payable to the NEOs under the Severance Pay Plan if triggered as of December 31, 2025, absent a qualifying event that would result in payments under the KESP. Ms. Konich is not presented since she retired effective September 30, 2025.

	Weeks of	Cost of	Months of	Cost of	Total
NEO	Salary	Salary	COBRA	COBRA	Severance
Brendan W. McGrath	52	$875,000	12	$40,257	$915,257
Gregory L. Teare	52	551,503	12	28,395	579,898
Deron J. Streitenberger	52	548,847	12	40,257	589,104
Chad A. Brandt	40	281,905	10	35,240	317,145
Christopher S. Dawson	48	404,533	12	40,257	444,790

The amounts listed above do not include payments and benefits to the extent that they are provided on a nondiscriminatory basis to NEOs generally upon termination of employment. These payments and benefits include:

•accrued salary and vacation pay;
•distribution of benefits under the DB Plan; and
•distribution of plan balances under the DC Plan.

Similarly, the amounts listed above also do not include payments from the SERP or the SETP. The present value of accumulated benefits from the SERP may be found in the Pension Benefits Table. Account balances for the SETP may be found in the Non-Qualified Deferred Compensation Table.

Key Employee Severance Policy. The KESP is intended to promote retention of certain officers in the event of discussions concerning a possible reorganization or change in control of the Bank, to ensure that merger or reorganization opportunities are evaluated objectively, and to provide compensation and other benefits to covered employees under certain circumstances in the event of a consolidation, change in control or reorganization of the Bank. As described in the following paragraphs, these arrangements provide for payment and, in some cases, continued and/or increased benefits if the officer's employment terminates under certain circumstances in connection with a reorganization, merger or other change in control of the Bank. If we were not in compliance with all applicable regulatory capital or regulatory leverage requirements at the time payment under the KESP becomes due, or if the payment would cause our Bank to fall below applicable regulatory requirements, the payment would be deferred until such time as we achieve compliance with such requirements. Moreover, if we were insolvent, have had a receiver or conservator appointed, or were in "troubled condition" at the time payment under an arrangement becomes due, the Finance Agency could deem such a payment to be subject to its rules limiting golden parachute payments.

The KESP establishes three participation levels for covered employees: (i) Level 1 Participants, which include the President-CEO and any Executive Vice President, (ii) Level 2 Participants, which include any Senior Vice President, and (iii) Level 3 Participants, which include any other employee designated by the HR Committee to be a Level 3 Participant from time to time. Thus, covered executives under the KESP (as of the filing date of this Form 10-K) include all NEOs with Mr. McGrath, Mr. Teare, and Mr. Streitenberger being Level 1 Participants and Mr. Brandt and Mr. Dawson being Level 2 Participants.

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

The following table presents the amounts that would have been payable under the KESP if triggered as of December 31, 2025. Ms. Konich is not presented since she retired effective September 30, 2025.

NEO	Amount
Brendan W. McGrath	$1,719,973
Gregory L. Teare	1,878,971
Deron J. Streitenberger	1,840,628
Chad A. Brandt	924,709
Christopher S. Dawson	1,070,157

The following table presents a summary of the elements of the compensation earned by our NEOs during the years presented.

Summary Compensation Table

Name and Principal Position	Year	Salary[1]	Bonus	Non-Equity Incentive Plan Comp[2]	Change in Pension Value [3]	All Other Comp[4]	Total
Brendan W. McGrath[5] CEO (PEO)	2025	$595,459	$—	$482,958	$518,000	$37,311	$1,633,728
	2024	482,198	—	337,677	57,000	29,950	906,825
	2023	460,112	—	311,021	641,000	15,893	1,428,026

Cindy L. Konich[6] Former CEO (PEO)	2025	826,335	—	1,025,938	2,869,847	267,341	4,989,461
	2024	1,059,143	—	952,376	1,806,000	65,411	3,882,930
	2023	1,028,294	—	1,028,294	2,274,000	21,647	4,352,235

Gregory L. Teare[7] EVP - CFO (PFO)	2025	551,301	—	462,719	73,000	33,804	1,120,824
	2024	525,241	—	370,641	36,000	32,604	964,486
	2023	501,184	—	408,636	123,000	31,118	1,063,938

Deron J. Streitenberger EVP - CBOO	2025	548,646	—	453,258	—	88,179	1,090,083
	2024	522,711	—	354,420	—	84,500	961,631
	2023	497,820	—	378,384	—	63,912	940,116

Chad A. Brandt[8] SVP - Treasurer	2025	366,355	—	267,444	—	59,524	693,323

Christopher S. Dawson[9] SVP - CIO	2025	438,084	—	317,448	—	70,551	826,083
	2024	417,375	20,000	248,216	—	55,240	740,831
	2023	397,500	—	271,503	—	53,642	722,645

1    Salary reflects 26 biweekly pay periods.
2    The components of the "Non-Equity Incentive Plan Comp" column and the dates that these amounts were paid are shown in the previously presented Non-Equity Incentive Plan Compensation table.
3    These amounts represent a change in pension value under the Grandfathered DB Plan, Amended DB Plan and the SERP, as applicable. No NEO received preferential or above-market earnings on deferred compensation.
4    Includes employer contributions to the DC Plan, NEC program, the SETP, and the SETP NEC, as applicable, for Mr. McGrath ($35,728), Ms. Konich ($47,818), Mr. Teare ($33,078), Mr. Streitenberger ($87,192), Mr. Brandt ($58,617), and Mr. Dawson ($69,594). Includes life insurance policy premiums and income tax gross-ups on gift cards (provided to all employees) and years of service and retirement awards (as applicable). Ms. Konich also received $215,194 for accrued but unused vacation time in connection with her retirement. None of the NEOs received more than $10,000 in perquisites or other personal benefits and there were no other perquisites or benefits that are available to the NEOs that are not available to all other employees.
5    Mr. McGrath is our Principal Executive Officer.
6    Ms. Konich was our Principal Executive Officer until she retired on September 30, 2025 and the Salary listed represents the portion of her $1,090,917 base salary she earned through that date.
7    Mr. Teare is our Principal Financial Officer.
8    Mr. Brandt was not an NEO for 2024 or 2023.
9    Mr. Dawson earned a performance bonus for his outstanding contributions and the significant impact of his accomplishments in 2024.

No portion of the change in pension value was received by any of the NEOs, except for Ms. Konich in connection with her retirement; in fact, no portion of the change in pension value will be realizable or made available to any of the NEOs until a qualifying event, such as retirement, occurs. The change in pension value represents the difference between the present value of pension benefits accrued through the beginning and ending valuation dates and is based on the provisions of the applicable plan and the portion of each NEO's total pension benefits that are derived from each applicable plan. The calculations incorporate various assumptions and changes in compensation, age and tenure, and utilize discount interest rates based on applicable interest rates. Therefore, changes in applied interest rates can have a significant impact on the change in pension value. For additional information about the pension values as of December 31, 2025, including the assumptions and discount interest rates used, see the Retirement Benefits section above.

Principal Executive Officer Pay Ratio Disclosure

Our CEO is our Principal Executive Officer ("PEO"). As described below, for the year ended December 31, 2025, we determined the ratio of the total compensation, as determined in the Summary Compensation Table ("Total Compensation"), of our PEO, Mr. McGrath, to the Total Compensation of the Bank's median employee.

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

Mr. McGrath was appointed PEO effective on October 1, 2025. Accordingly, to determine the Total Compensation for the PEO for this pay ratio disclosure, we assumed Mr. McGrath had been the PEO for the entire year. Using this assumption, the PEO's annualized total compensation for 2025 was $2,105,791. As of December 31, 2025, our PEO had 25 years of credited service under the Grandfathered DB Plan and SERP. His Total Compensation therefore includes the change in the present value of his pension benefits of $518,000, and, as a result, constituted 25% of his Total Compensation for this calculation.

We reevaluated our employees to identify a new median employee for our pay ratio disclosures in 2025. As a result of this review, we selected a different employee than was identified with our 2023 calculations and also used for 2024. For each of our full-time and part-time employees on the last pay date of 2025, we first determined the actual or annualized total of salary, wages, bonuses (if any) and incentive awards (collectively, "cash compensation") for 2025. We then ranked the 2025 annual cash compensation for all such employees from lowest to highest, excluding the PEO, and selected the median.

However, the employee at the exact median based on cash compensation does not participate in any pension plan. We therefore selected as the median employee the individual whose 2025 annual cash compensation was closest to that of the actual median employee and who participates in the same pension plan as our PEO (the Grandfathered DB Plan). We made no other material assumptions or adjustments in identifying the median employee.

We then calculated the median employee's Total Compensation in the same manner that we calculated Total Compensation for the PEO. This approach ensures that the median employee's Total Compensation, like the PEO's Total Compensation, includes a change in pension value under the same plan and thereby provides an appropriate comparison.

For 2025, the Total Compensation of the median employee was $330,045. As of December 31, 2025, our median employee had 37.7 years of credited service in the DB Plan. The median employee's Total Compensation therefore includes the change in the present value of pension benefits of $173,000. As a result, the ratio of the PEO’s Total Compensation to that of the median employee was 6:1. Excluding the 2025 changes in pension value from the Total Compensation of both the PEO and the median employee, the ratio was 10:1.

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

2025 Compensation. In November 2024, after considering Aon market data research and a director fee comparison among the FHLBanks, the board of directors adopted a director compensation and expense reimbursement policy for 2025 ("2025 Policy"). Under the 2025 Policy, each director had an opportunity to earn an annual fee (divided into quarterly payments), subject to the combined fee limit shown below. The fees were intended to reflect the time required of directors in the performance of official Bank and board business, measured principally by meeting attendance thresholds and participation at board and committee meetings and secondarily by performance of other duties, which include:

•preparing for board and committee meetings;
•chairing meetings as appropriate;
•reviewing materials sent to directors on a periodic basis;
•attending other related events such as management conferences, FHLBank System meetings, director training and new director orientation; and
•fulfilling the responsibilities of directors.

Additional compensation is paid for serving as chair or vice chair of the board of directors or as chair of a board committee. Because we are a cooperative and only member institutions may own our stock, no director may receive equity-based compensation. The 2025 Policy provides that director fees were to be paid at the end of each quarter.

The 2025 Policy authorizes a reduction of a director’s fourth quarterly payment if a majority of disinterested directors determines that such director’s performance, ethical conduct or attendance is significantly deficient. No such reductions occurred for 2025, other than for Mr. Wilson, whose annual fee was to be reduced by 25% pursuant to Section II of the 2025 Policy.

The following table summarizes the annual fee limits under the 2025 Policy as approved by the board of directors.

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

Director Compensation Table

The following table presents the fees earned by each director for the year ended December 31, 2025.

Name	Total Fees Earned or Paid in Cash[1]
Michael E. Bosway	$130,000
Jacqueline L. Buchanan	137,000
Kathryn M. Dominguez	123,000
Robert M. Fisher	155,000
Anika Goss-Foster	130,000
Charlotte C. Henry	130,000
Perry G. Hines	123,000
Margaret M. Lamb	123,000
J. Daniel Maddox	123,000
Dan L. Moore	123,000
Larry W. Myers	138,000
Todd E. Sears	137,000
Jamie R. Shinabarger	123,000
Ryan M. Warner	130,000
Glenn A. Wilson[2]	54,735
1    Our directors did not earn or receive any other form of compensation in 2025 other than the limited perquisites discussed below, the aggregate of which for each director was less than $10,000.
2    Mr. Wilson resigned from our board of directors effective July 16, 2025. The Fees Earned or Paid in Cash represent fees earned on a pro rata basis for service through July 16, 2025.

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

Directors' Deferred Compensation Plan. In 2015, we established the Federal Home Loan Bank of Indianapolis Directors' Deferred Compensation Plan ("DDCP"), effective January 1, 2016. The DDCP permits members of our board of directors to elect to defer all or a portion of the fees payable to them for a calendar year for their services as directors. The DDCP constitutes a deferred compensation arrangement that complies with Section 409A of the Internal Revenue Code, as amended. Any duly elected and serving member of our board may become a participant in the DDCP. The DDCP was amended and restated effective January 1, 2021 to increase flexibility as to when distributions may be made.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our Class B common stock as of February 28, 2026, by each shareholder that beneficially owned more than 5% of the outstanding shares. Each shareholder named (with its parent holding company) has sole voting and investment power over the shares beneficially owned.

Name and Address of Shareholder	Number of Shares Owned	% of Outstanding Shares
Old National Bank - One Main Street, Evansville, IN	2,978,758	9.8%
Flagstar Bank, N.A. - 102 Duffy Avenue, Hicksville, NY	2,554,700	8.4%
Merchants Bank of Indiana - 410 Monon Blvd, Carmel, IN	1,963,910	6.5%
Delaware Life Insurance Company - 10555 Group 1001 Way, Zionsville, IN	1,796,850	5.9%
Total	9,294,218	30.6%

The majority of our directors are officers and/or directors of our members.

The following table sets forth the members that have an officer and/or director serving on our board of directors as of February 28, 2026.

Director Name	Name of Member	Number of Shares Owned by Member	% of Outstanding Shares
Jacqueline L. Buchanan	Genisys Credit Union	85,500	0.28%
Robert M. Fisher	Lake-Osceola State Bank	15,903	0.05%
Margaret M. Lamb	People Driven Credit Union	13,545	0.04%
J. Daniel Maddox	Citizens State Bank of New Castle	20,250	0.07%
Dan L. Moore	HomeBank	25,280	0.08%
Larry W. Myers	First Merchants Bank	699,542	2.31%
Jamie R. Shinabarger	Springs Valley Bank & Trust Company	25,168	0.08%
Ryan M. Warner	The Bippus State Bank	41,719	0.14%
Total		926,907	3.05%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We use acronyms and terms throughout this Item that are defined herein or in the Defined Terms.

Related Parties

We are a cooperative institution and owning shares of our stock is generally a prerequisite to transacting business with us. As such, we are wholly-owned by financial institutions that are also our customers (with the exception of shares held by former members, or their legal successors, in the process of redemption). In addition, a majority of our directors serve as officers and/or directors of our members, and we conduct our advances and MPP business almost exclusively with our members. Therefore, in the normal course of business, we extend credit to and purchase mortgage loans from members with officers or directors who may serve as our directors. However, such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us (i.e., other members), and that do not involve more than the normal risk of collectability or present other unfavorable terms.

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

Director Independence

General. As of the filing date of this Form 10-K, the board has 14 directorships, consisting of eight member and six independent directorships. Pursuant to the Bank Act, member directors and independent directors were elected or re-elected by our member institutions, or in the case of an unexpired term, by our board of directors. None of our directors are "inside" directors, that is, none of our directors are employees or officers of our Bank. Further, our directors are prohibited from personally owning stock in our Bank. Each of our member directors, however, is a senior officer or director of an institution that is our member and may engage in transactions with us on a regular basis.

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

Independent Directors. As noted above, some of our directors who are "independent" (as defined in and for purposes of the Bank Act) are employed by companies that may from time to time have (or seek to have) limited business relationships with us due to those companies' participation in projects funded in part through our AHP. Any business relationship between those directors' respective companies and the Bank is established and conducted on the same terms and conditions provided to similarly-situated third parties. After applying the NYSE independence standards, our board determined that, as of the date of this Form 10-K, the six directors currently seated (Directors Bosway, Dominguez, Goss-Foster, Henry, Hines, and Sears) and former Director Wilson, who are (or were) "independent" directors, as defined in and for purposes of the Bank Act, are (or were) also independent under the NYSE standards.

In making this determination, the board considered former Director Wilson's role as President and CEO of Communities First, Inc. ("Company"), a state-wide nonprofit community development corporation. The Company is the sponsor for various projects for which AHP funds have been awarded by the Bank in the past. In 2020, the Bank awarded $0.5 million in funds to a project sponsored by the Company, which funds were disbursed in 2022. In 2022, a project sponsored by the Company was awarded AHP funds in the amount of $0.5 million, and in 2024 the award was returned and no funds were disbursed. In 2023, a project sponsored by the Company was awarded AHP funds in the amounts of $0.6 million, and in 2025 the award was returned and no funds were disbursed. In 2024, a project sponsored by the Company was awarded AHP funds in the amounts of $0.6 million, which funds were disbursed in 2025. Additionally, in 2025, a project sponsored by the Company was awarded AHP funds in the amounts of $1.0 million; which funds were disbursed in 2026.

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

Audit Committee and Human Resources/Compensation Committee Independence Standards. The board of directors has a standing Audit Committee and a standing Human Resources/Compensation Committee. For the reasons noted above, the board of directors determined that none of the member directors (Buchanan, Fisher, Lamb, Maddox, Moore, Myers, Shinabarger, and Warner) and all of the independent directors (Bosway, Dominguez, Goss-Foster, Henry, Hines, Sears, and former Director Wilson) on either of these committees in 2025 were, or through the date of the filing of this Form 10-K, are "independent" under the NYSE standards.

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

	Years Ended December 31,
	2025	2024
Audit fees	$1,181	$1,105
Audit-related fees	148	73
Tax fees	—	—
All other fees	2	2
Total fees	$1,331	$1,180

Audit fees were incurred for professional services rendered for the audits of our financial statements. Audit-related fees were incurred for other assurance and related services, certain FHLBank System costs, and fees related to PwC's participation at FHLBank conferences. All other fees for non-audit services were incurred for an annual license for PwC's disclosure software. We are exempt from all federal, state, and local taxation, except employment and real estate taxes. Therefore, no fees were paid for tax services during the years presented.

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

10.2*	Joint Capital Enhancement Agreement dated August 5, 2011, incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on August 5, 2011

10.3*+
Supplemental Executive Retirement Plan, amended and restated generally effective as of January 1, 2008, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 13, 2007

10.4*+
2005 Supplemental Executive Retirement Plan, dated January 1, 2008, as amended and restated effective as of August 1, 2021 incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on November 10, 2021

10.5*+
First Amendment of 2005 Supplemental Executive Retirement Plan, effective as of January 1, 2025, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on May 8, 2025

10.6*+
2016 Supplemental Executive Thrift Plan, as amended and restated November 19, 2021, effective January 1, 2022, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (Commission File No. 000-51404) filed on December 22, 2021

10.7*+
Second Amendment of 2016 Supplemental Executive Thrift Plan, effective as of January 1, 2025, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on May 8, 2025

10.8*+
Directors’ Compensation and Expense Reimbursement Policy, effective January 1, 2026, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A (Commission File No. 000-51404) filed on January 8, 2026

10.9*+
Federal Home Loan Bank of Indianapolis 2016 Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2021, incorporated by reference to Exhibit 10.8 of our Annual Report on Form 10-K (Commission File No. 000-51404) filed on March 12, 2024

10.10+	Severance Pay Plan, re-adopted effective November 21, 2025

Exhibit Number	Description

10.11+	Key Employee Severance Policy, re-adopted effective November 21, 2025

10.12*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2022, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on May 3, 2022

10.13*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on June 6, 2023

10.14*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2024, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (Commission File No. 000-51404) filed on April 19, 2024

10.15*+
Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2025, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q (Commission File No. 000-51404) filed on May 8, 2025

19.1	Policy Prohibiting Insider Trading of Securities

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

/s/ BRENDAN W. MCGRATH
Brendan W. McGrath
President - Chief Executive Officer
(Principal Executive Officer)
Date: March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ BRENDAN W. MCGRATH	President - Chief Executive Officer	March 12, 2026
Brendan W. McGrath
(Principal Executive Officer)

/s/ GREGORY L. TEARE	Executive Vice President - Chief Financial Officer	March 12, 2026
Gregory L. Teare
(Principal Financial Officer)

/s/ STEPHANIE L. LESNET	Senior Vice President - Chief Accounting Officer	March 12, 2026
Stephanie L. Lesnet
(Principal Accounting Officer)

/s/ ROBERT M. FISHER	Chair of the board of directors	March 12, 2026
Robert M. Fisher

/s/ LARRY W. MYERS	Vice Chair of the board of directors	March 12, 2026
Larry W. Myers

/s/ MICHAEL E. BOSWAY	Director	March 12, 2026
Michael E. Bosway

/s/ JACQUELINE L. BUCHANAN	Director	March 12, 2026
Jacqueline L. Buchanan

/s/ KATHRYN M. DOMINGUEZ	Director	March 12, 2026
Kathryn M. Dominguez

/s/ ANIKA GOSS-FOSTER	Director	March 12, 2026
Anika Goss-Foster

/s/ CHARLOTTE C. HENRY	Director	March 12, 2026
Charlotte C. Henry

Signature	Title	Date

/s/ PERRY G. HINES	Director	March 12, 2026
Perry G. Hines

/s/ MARGARET M. LAMB	Director	March 12, 2026
Margaret M. Lamb

/s/ J. DANIEL MADDOX	Director	March 12, 2026
J. Daniel Maddox

/s/ DAN L. MOORE	Director	March 12, 2026
Dan L. Moore

/s/ TODD E. SEARS	Director	March 12, 2026
Todd E. Sears

/s/ JAMIE R. SHINABARGER	Director	March 12, 2026
Jamie R. Shinabarger

/s/ RYAN M. WARNER	Director	March 12, 2026
Ryan M. Warner