Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Indianapolis
filed 2026-05-07
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2026
Class A Stock, par value $100	—
Class B Stock, par value $100	29,438,194

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
•our ability to keep pace with technological changes and innovations (e.g., artificial intelligence);
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	March 31, 2026	December 31, 2025
Assets:
Cash and due from banks	$53,063	$51,896
Interest-bearing deposits	1,366,714	1,326,716
Securities purchased under agreements to resell	4,450,000	4,550,000
Federal funds sold	5,205,000	5,082,000
Trading securities (Note 3)	1,097,842	1,101,519
Available-for-sale securities (amortized cost of $15,464,584 and $15,251,368) (Note 3)	15,505,377	15,319,045
Held-to-maturity securities (fair values of $5,917,430 and $5,979,915) (Note 3)	5,913,954	5,997,006
Advances (Note 4)	40,736,366	39,611,215
Mortgage loans held for portfolio, net (Note 5)	12,593,815	12,443,814
Accrued interest receivable	243,319	233,741
Derivative assets, net (Note 6)	405,341	445,491
Other assets	95,469	97,360

Total assets	$87,666,260	$86,259,803

Liabilities:
Deposits	$651,213	$738,905
Consolidated obligations (Note 7):
Discount notes	28,636,224	27,430,651
Bonds	52,380,383	52,246,637
Total consolidated obligations, net	81,016,607	79,677,288
Accrued interest payable	305,658	329,611
Affordable Housing Program payable	106,555	105,533
Derivative liabilities, net (Note 6)	8,563	935
Mandatorily redeemable capital stock (Note 8)	282,274	282,294
Other liabilities	614,075	571,377

Total liabilities	82,984,945	81,705,943

Commitments and contingencies (Note 11)

Capital (Note 8):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 28,229,625 and 26,961,546	2,822,963	2,696,155
Retained earnings:
Unrestricted	1,277,943	1,266,674
Restricted	547,404	531,170
Total retained earnings	1,825,347	1,797,844
Total accumulated other comprehensive income (Note 9)	33,005	59,861

Total capital	4,681,315	4,553,860

Total liabilities and capital	$87,666,260	$86,259,803
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Interest Income:
Advances	$396,930	$446,613
Interest-bearing deposits	16,191	23,054
Securities purchased under agreements to resell	38,205	55,231
Federal funds sold	38,986	30,550
Trading securities	10,356	10,329
Available-for-sale securities	165,539	181,762
Held-to-maturity securities	66,237	76,463
Mortgage loans held for portfolio	136,545	115,991
Total interest income	868,989	939,993

Interest Expense:
Consolidated obligation discount notes	242,651	229,398
Consolidated obligation bonds	495,478	569,869
Deposits	7,181	10,218
Mandatorily redeemable capital stock	3,430	4,663
Total interest expense	748,740	814,148

Net interest income	120,249	125,845
Provision for (reversal of) credit losses	(26)	27

Net interest income after provision for (reversal of) credit losses	120,275	125,818

Other Income:
Net gains on sales of available-for-sale securities	123	2,704
Net gains (losses) on trading securities	(3,677)	6,921
Net gains (losses) on derivatives	3,624	(10,203)
Other, net	965	541
Total other income (loss)	1,035	(37)

Other Expenses:
Compensation and benefits	17,723	17,299
Other operating expenses	8,752	8,465
Federal Housing Finance Agency	1,529	1,793
Office of Finance	1,407	2,150
Voluntary contributions to housing and community investment	195	11,187
Other, net	1,133	1,567
Total other expenses	30,739	42,461

Income before assessments	90,571	83,320

Affordable Housing Program assessments	9,400	8,798

Net income	$81,171	$74,522
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$81,171	$74,522

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(26,884)	317

Pension benefits, net	28	312

Total other comprehensive income (loss)	(26,856)	629

Total comprehensive income	$54,315	$75,151

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended March 31, 2026 and 2025
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2025	26,961	$2,696,155	$1,266,674	$531,170	$1,797,844	$59,861	$4,553,860

Comprehensive income (loss)			64,937	16,234	81,171	(26,856)	54,315

Proceeds from issuance of capital stock	1,268	126,808					126,808

Cash dividends on capital stock (7.94% annualized)			(53,668)	—	(53,668)		(53,668)

Balance, March 31, 2026	28,229	$2,822,963	$1,277,943	$547,404	$1,825,347	$33,005	$4,681,315

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income			59,618	14,904	74,522	629	75,151

Proceeds from issuance of capital stock	316	31,553					31,553

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Cash dividends on capital stock (8.16% annualized)			(51,210)	—	(51,210)		(51,210)

Balance, March 31, 2025	24,836	$2,483,550	$1,226,158	$481,266	$1,707,424	$(4,211)	$4,186,763

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$81,171	$74,522
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	11,403	1,317
Changes in net derivative and hedging activities	150,285	(281,277)
Provision for (reversal of) credit losses	(26)	27
Net (gains) losses on trading securities	3,677	(6,921)
Net (gains) on sales of available-for-sale securities	(123)	(2,704)
Net changes in:
Accrued interest receivable	(9,489)	(12,230)
Other assets	320	685
Accrued interest payable	(23,939)	(24,327)
Other liabilities	40,381	(2,709)
Total adjustments, net	172,489	(328,139)

Net cash provided by (used in) operating activities	253,660	(253,617)

Investing Activities:
Net change in:
Interest-bearing deposits	(36,758)	(48,677)
Securities purchased under agreements to resell	100,000	1,000,000
Federal funds sold	(123,000)	2,595,000
Available-for-sale securities:
Proceeds from paydowns and maturities	220,981	86,000
Proceeds from sales	245,723	221,292
Purchases	(775,076)	(154,702)
Held-to-maturity securities:
Proceeds from paydowns and maturities	218,972	145,085
Purchases	(137,493)	(410,438)
Advances:
Principal repayments	112,055,011	116,687,471
Disbursements to members	(113,272,053)	(115,130,446)
Mortgage loans held for portfolio:
Principal collections	489,603	250,030
Purchases from members	(593,463)	(833,731)
Purchases of premises, software, and equipment	(294)	(1,132)
Loans to other Federal Home Loan Banks:
Principal repayments	10,000	360,000
Disbursements	(10,000)	(360,000)

Net cash (used in) provided by investing activities	(1,607,847)	4,405,752
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Financing Activities:
Net change in deposits	(75,482)	(268,633)
Net proceeds on derivative contracts with financing elements	11,303	1,863
Net proceeds from issuance of consolidated obligations:
Discount notes	189,422,615	216,979,119
Bonds	7,850,423	7,636,929
Payments for matured and retired consolidated obligations:
Discount notes	(188,209,305)	(219,812,666)
Bonds	(7,717,320)	(8,477,280)
Proceeds from issuance of capital stock	126,808	31,553
Payments for redemption/repurchase of capital stock	—	(103,397)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(20)	(96,645)
Dividend payments on capital stock	(53,668)	(51,210)

Net cash provided by (used in) financing activities	1,355,354	(4,160,367)

Net increase (decrease) in cash and due from banks	1,167	(8,232)

Cash and due from banks at beginning of period	51,896	70,849

Cash and due from banks at end of period	$53,063	$62,617

Supplemental Disclosures:
Cash activity: Interest payments	$770,573	$868,786
Cash activity: Affordable Housing Program payments	8,398	4,700
Non-cash activity: Purchases of investment securities, traded but not yet settled	33,376	41,255
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

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with GAAP and SEC requirements for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. Certain disclosures that would have substantially duplicated the disclosures in the financial statements, and notes thereto, included in our 2025 Form 10-K have been omitted unless the information contained in those disclosures materially changed. Therefore, these interim financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our 2025 Form 10-K.

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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2025 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through March 31, 2026.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three months ended March 31, 2026.

Recently Issued Accounting Guidance

Since the filing of our 2025 Form 10-K, the Financial Accounting Standards Board has not issued any new accounting standards that will have an impact on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Investment Securities.

Trading Securities.

Major Security Types. At March 31, 2026 and December 31, 2025, our trading securities consisted entirely of U.S. Treasury obligations with a total estimated fair value of $1,097,842 and $1,101,519, respectively.

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended March 31,
	2026	2025
Net gains (losses) on trading securities held at period end	$(3,677)	$6,921
Net gains (losses) on trading securities that matured/sold during the period	—	—
Net gains (losses) on trading securities	$(3,677)	$6,921

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,976,217	$9,484	$(12,761)	$5,972,940
GSE and TVA debentures	1,264,614	5,977	—	1,270,591
GSE multifamily MBS	8,223,753	48,415	(10,322)	8,261,846
Total AFS securities	$15,464,584	$63,876	$(23,083)	$15,505,377

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,987,156	$21,148	$—	$6,008,304
GSE and TVA debentures	1,466,126	8,094	—	1,474,220
GSE multifamily MBS	7,798,086	45,154	(6,719)	7,836,521
Total AFS securities	$15,251,368	$74,396	$(6,719)	$15,319,045
1    At March 31, 2026 and December 31, 2025, includes net unamortized discounts of $(113,830) and $(129,980), respectively, and fair-value hedging basis adjustments of $(451,153) and $(406,176), respectively. Excludes accrued interest receivable at March 31, 2026 and December 31, 2025 of $75,397 and $69,614, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury obligations	$1,350,899	$(12,761)	$—	$—	$1,350,899	$(12,761)
GSE multifamily MBS	1,004,292	(4,203)	816,585	(6,119)	1,820,877	(10,322)
Total	$2,355,191	$(16,964)	$816,585	$(6,119)	$3,171,776	$(23,083)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)
Total	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	March 31, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$957,958	$960,548	$869,162	$871,341
Due after 1 year through 5 years	4,646,301	4,658,692	5,199,156	5,219,250
Due after 5 years through 10 years	1,636,572	1,624,291	1,384,964	1,391,933
Total non-MBS	7,240,831	7,243,531	7,453,282	7,482,524
Total MBS	8,223,753	8,261,846	7,798,086	7,836,521
Total AFS securities	$15,464,584	$15,505,377	$15,251,368	$15,319,045

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended March 31,
	2026	2025
Proceeds from sales	$245,723	$221,292

Gross gains on sales	$123	$2,704
Gross (losses) on sales	—	—
Net gains on sales of AFS securities	$123	$2,704

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	March 31, 2026
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$73,164	$66	$(2,453)	$70,777
MBS:
Other U.S. obligations - guaranteed single-family	3,202,095	24,260	(9,102)	3,217,253
GSE single-family	2,199,817	11,976	(19,422)	2,192,371
GSE multifamily	438,878	—	(1,849)	437,029
Total MBS	5,840,790	36,236	(30,373)	5,846,653
Total HTM securities	$5,913,954	$36,302	$(32,826)	$5,917,430

	December 31, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$73,544	$551	$(1,890)	$72,205
MBS:
Other U.S. obligations - guaranteed single-family	3,159,733	14,468	(11,472)	3,162,729
GSE single-family	2,323,569	3,894	(20,802)	2,306,661
GSE multifamily	440,160	—	(1,840)	438,320
Total MBS	5,923,462	18,362	(34,114)	5,907,710
Total HTM securities	$5,997,006	$18,913	$(36,004)	$5,979,915

1    Carrying value equals amortized cost, which includes net unamortized premiums at March 31, 2026 and December 31, 2025 of $7,168 and $8,480, respectively. Excludes accrued interest receivable at March 31, 2026 and December 31, 2025 of $8,932 and $8,906, respectively.

Contractual Maturity. The maturities of our investments in state housing agency obligations extend beyond 10 years. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	March 31, 2026		December 31, 2025
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$15,254,200	3.74	$15,096,376	3.71
Due after 1 through 2 years	5,795,588	3.87	5,249,047	3.89
Due after 2 through 3 years	4,858,866	3.95	5,172,247	3.95
Due after 3 through 4 years	4,160,018	4.05	3,983,876	4.09
Due after 4 through 5 years	5,809,370	3.60	4,922,841	3.62
Thereafter	4,919,297	3.56	5,155,910	3.59
Total advances, par value	40,797,339	3.77	39,580,297	3.78
Unamortized discounts	(5,248)		(5,473)
Fair-value hedging basis adjustments, net	(54,680)		38,005
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	(1,045)		(1,614)
Total advances[1]	$40,736,366		$39,611,215

1    Carrying value equals amortized cost, which excludes accrued interest receivable at March 31, 2026 and December 31, 2025 of $66,129 and $61,691, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Due in 1 year or less	$19,983,393	$19,831,080	$19,209,950	$19,345,726
Due after 1 through 2 years	4,724,438	4,125,587	5,913,688	5,519,147
Due after 2 through 3 years	4,294,213	4,546,844	4,624,866	4,799,247
Due after 3 through 4 years	3,390,858	3,550,426	3,587,768	3,399,626
Due after 4 through 5 years	5,553,370	4,334,931	4,821,870	3,880,741
Thereafter	2,851,067	3,191,429	2,639,197	2,635,810
Total advances, par value	$40,797,339	$39,580,297	$40,797,339	$39,580,297

Advance Concentrations. At March 31, 2026 and December 31, 2025, our top borrower held 14% and 15%, respectively, and our top five borrowers held 47% and 43%, respectively, of total advances outstanding at par.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	March 31, 2026	December 31, 2025
Fixed-rate long-term mortgages	$11,792,816	$11,629,354
Fixed-rate medium-term[1] mortgages	563,325	578,035
Total mortgage loans held for portfolio, UPB	12,356,141	12,207,389
Unamortized premiums	256,701	254,899
Unamortized discounts	(15,483)	(15,779)
Hedging basis adjustments, net	(3,444)	(2,570)
Total mortgage loans held for portfolio	12,593,915	12,443,939
Allowance for credit losses	(100)	(125)
Total mortgage loans held for portfolio, net[2]	$12,593,815	$12,443,814
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at March 31, 2026 and December 31, 2025 of $80,181 and $80,370, respectively.

Type	March 31, 2026	December 31, 2025
Conventional	$11,951,414	$11,820,916
Government-guaranteed or -insured	404,727	386,473
Total mortgage loans held for portfolio, UPB	$12,356,141	$12,207,389

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at March 31, 2026 and December 31, 2025 totaled $84,285 and $87,332, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	March 31, 2026			December 31, 2025
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$64,257,498	$346,426	$542,173	$64,976,941	$389,237	$552,430
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	5,945,000	164	227	6,336,000	280	—
Swaptions	350,000	—	—	400,000	30	—
Interest-rate caps/floors	331,100	474	—	331,100	224	—
Interest-rate forwards	167,600	483	—	62,100	—	234
MDCs	166,354	183	329	59,244	96	4
Total derivatives not designated as hedging instruments	6,960,054	1,304	556	7,188,444	630	238
Total derivatives before adjustments	$71,217,552	347,730	542,729	$72,165,385	389,867	552,668
Netting adjustments and cash collateral[1]		57,611	(534,166)		55,624	(551,733)
Total derivatives, net, at estimated fair value		$405,341	$8,563		$445,491	$935

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at March 31, 2026 and December 31, 2025, including accrued interest, totaled $715,832 and $719,187, respectively. Cash collateral received from counterparties and held at March 31, 2026 and December 31, 2025, including accrued interest, totaled $124,054 and $111,829, respectively.

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. At March 31, 2026 and December 31, 2025, we had securities pledged as initial margin of $1,270 and $1,950, respectively, and had received securities as initial margin of $0 and $1,100, respectively, neither of which can be sold or repledged absent the occurrence of certain events.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$347,335	$520,718	$360,468	$549,572
Cleared	212	21,682	29,303	3,092
Total gross recognized amount	347,547	542,400	389,771	552,664
Gross amounts of netting adjustments and cash collateral
Uncleared	(342,592)	(512,484)	(348,819)	(548,641)
Cleared	400,203	(21,682)	404,443	(3,092)
Total gross amounts of netting adjustments and cash collateral	57,611	(534,166)	55,624	(551,733)
Net amounts after netting adjustments and cash collateral
Uncleared	4,743	8,234	11,649	931
Cleared	400,415	—	433,746	—
Total net amounts after netting adjustments and cash collateral	405,158	8,234	445,395	931
Derivative instruments not meeting netting requirements (MDCs)	183	329	96	4
Total derivatives, net, at estimated fair value	$405,341	$8,563	$445,491	$935

The following table presents the impact of our active and discontinued qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended March 31, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$21,639	$50,186	$479	$(53,185)	$19,119
Net gains (losses) on derivatives²	86,530	23,847	(1,006)	(4,699)	104,672
Net gains (losses) on hedged items³	(86,491)	(36,736)	1,064	586	(121,577)
Price alignment interest	(17)	(1,582)	(270)	(35)	(1,904)
Net impact on net interest income	$21,661	$35,715	$267	$(57,333)	$310

Total interest income (expense) recorded in the statement of income[4]	$396,930	$165,539	$(242,651)	$(495,478)	$(175,660)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended March 31, 2025
	Advances	AFS Securities	CO Bonds	Total
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$73,144	$85,095	$(109,803)	$48,436
Net gains (losses) on derivatives²	(174,553)	(89,805)	204,168	(60,190)
Net gains (losses) on hedged items³	172,645	76,496	(203,083)	46,058
Price alignment interest	(2,537)	(5,159)	(290)	(7,986)
Net impact on net interest income	$68,699	$66,627	$(109,008)	$26,318

Total interest income (expense) recorded in the statement of income[4]	$446,613	$181,762	$(569,869)	$58,506

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
4    For advances, AFS securities, discount notes, and CO bonds only, as applicable.

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended March 31,
Type of Hedge	2026	2025
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$4,766	$(11,936)
Swaptions	(31)	(93)
Interest-rate caps/floors	250	(525)
Interest-rate forwards	847	(2,762)
Net interest settlements[1]	(1,213)	2,445
MDCs	(995)	2,668
Net gains (losses) on derivatives in other income	$3,624	$(10,203)

1    Relates to derivatives that are not in qualifying fair-value hedging relationships.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in active or discontinued qualifying fair-value hedging relationships.

	March 31, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$22,512,788	$15,464,584	$9,638,551	$15,461,425

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$(54,680)	$(547,404)	$(1,077)	$(483,648)
For discontinued fair-value hedging relationships	—	96,251	—	350
Total cumulative fair-value hedging basis adjustments on hedged items	$(54,680)	$(451,153)	$(1,077)	$(483,298)

	December 31, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$21,996,272	$15,251,368	$9,108,227	$17,303,980

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$38,005	$(516,003)	$(13)	$(482,711)
For discontinued fair-value hedging relationships	—	109,827	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$38,005	$(406,176)	$(13)	$(482,711)

1    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at March 31, 2026 and December 31, 2025 both equaled $1.2 trillion. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	March 31, 2026	December 31, 2025
Par value	$28,778,474	$27,553,574
Unamortized discounts	(140,863)	(122,625)
Unamortized concessions	(310)	(285)
Fair-value hedging basis adjustments, net	(1,077)	(13)
Book value	$28,636,224	$27,430,651

Weighted average effective interest rate	3.65%	3.74%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	March 31, 2026	December 31, 2025
Fixed-rate	$26,348,430	$28,208,870
Simple variable-rate	25,812,500	23,816,000
Step-up	708,500	708,500
Total CO bonds, par value	$52,869,430	$52,733,370

The following table presents our CO bonds outstanding by contractual maturity.

	March 31, 2026		December 31, 2025
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$24,944,565	3.20	$25,317,135	3.08
Due after 1 through 2 years	12,108,070	3.52	11,355,960	3.42
Due after 2 through 3 years	2,127,620	3.22	2,444,370	2.95
Due after 3 through 4 years	2,069,740	3.79	1,912,030	3.91
Due after 4 through 5 years	2,323,460	3.48	2,277,900	3.78
Thereafter	9,295,975	3.69	9,425,975	3.66
Total CO bonds, par value	52,869,430	3.40	52,733,370	3.31
Unamortized premiums	16,948		18,720
Unamortized discounts	(6,138)		(6,408)
Unamortized concessions	(16,559)		(16,334)
Fair-value hedging basis adjustments, net	(483,298)		(482,711)
Total CO bonds, carrying value	$52,380,383		$52,246,637

The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	March 31, 2026	December 31, 2025
Non-callable / non-putable	$30,490,530	$30,060,470
Callable	22,378,900	22,672,900
Total CO bonds, par value	$52,869,430	$52,733,370

Year of Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Due in 1 year or less	$39,538,965	$40,535,535
Due after 1 through 2 years	11,249,070	9,774,460
Due after 2 through 3 years	1,216,620	1,555,870
Due after 3 through 4 years	348,340	218,130
Due after 4 through 5 years	29,460	162,400
Thereafter	486,975	486,975
Total CO bonds, par value	$52,869,430	$52,733,370

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 8 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	March 31, 2026	December 31, 2025
Class B-1 (non-activity-based stock)	$817,681	$743,519
Class B-2 (activity-based stock)	2,005,282	1,952,636
Total Class B outstanding, par value	$2,822,963	$2,696,155

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended March 31,
MRCS Activity	2026	2025
Liability at beginning of period	$282,294	$363,004
Redemptions/repurchases	(20)	(96,645)
Liability at end of period	$282,274	$266,359

The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	March 31, 2026	December 31, 2025
Past contractual redemption date[1]	$491	$511
Year 1	—	—
Year 2	255,483	255,470
Year 3	1,159	13
Year 4	774	1,933
Year 5	24,367	24,367
Total MRCS, par value	$282,274	$282,294

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,200,845	$4,930,584	$1,139,837	$4,776,293

Total regulatory capital	$3,506,650	$4,930,584	$3,450,392	$4,776,293
Total regulatory capital-to-assets ratio	4.00%	5.62%	4.00%	5.54%

Leverage capital	$4,383,313	$7,395,876	$4,312,990	$7,164,440
Leverage ratio	5.00%	8.44%	5.00%	8.31%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 9 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Total AOCI (Loss)
Balance, December 31, 2025	$59,861
OCI before reclassifications:
Net change in fair value of AFS securities	(26,761)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(123)
Pension benefits, net	28
Total other comprehensive income (loss)	(26,856)
Balance, March 31, 2026	$33,005

Balance, December 31, 2024	$(4,840)
OCI before reclassifications:
Net change in fair value of AFS securities	3,021
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(2,704)
Pension benefits, net	312
Total other comprehensive income	629
Balance, March 31, 2025	$(4,211)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 10 - Estimated Fair Values

The following tables present the carrying value and estimated fair value of each of our financial instruments. The total of the estimated fair values does not represent an estimate of our overall market value as a going concern, which would take into account, among other considerations, future business opportunities and the net profitability of assets and liabilities.

	March 31, 2026
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$53,063	$53,063	$53,063	$—	$—	$—
Interest-bearing deposits	1,366,714	1,366,714	1,366,669	45	—	—
Securities purchased under agreements to resell	4,450,000	4,450,000	—	4,450,000	—	—
Federal funds sold	5,205,000	5,205,000	—	5,205,000	—	—
Trading securities	1,097,842	1,097,842	—	1,097,842	—	—
AFS securities	15,505,377	15,505,377	—	15,505,377	—	—
HTM securities	5,913,954	5,917,430	—	5,917,430	—	—
Advances	40,736,366	40,641,751	—	40,641,751	—	—
Mortgage loans held for portfolio, net	12,593,815	12,145,411	—	12,137,309	8,102	—
Accrued interest receivable	243,319	243,319	—	243,319	—	—
Derivative assets, net	405,341	405,341	—	347,730	—	57,611
Grantor trust assets[2]	43,862	43,862	43,862	—	—	—

Liabilities:
Deposits	651,213	651,213	—	651,213	—	—
Consolidated obligations:
Discount notes	28,636,224	28,635,057	—	28,635,057	—	—
Bonds	52,380,383	51,921,285	—	51,921,285	—	—
Accrued interest payable	305,658	305,658	—	305,658	—	—
Derivative liabilities, net	8,563	8,563	—	542,729	—	(534,166)
MRCS	282,274	282,274	282,274	—	—	—

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

	March 31, 2026
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,097,842	$—	$1,097,842	$—	$—
Total trading securities	1,097,842	—	1,097,842	—	—
AFS securities:
U.S. Treasury obligations	5,972,940	—	5,972,940	—	—
GSE and TVA debentures	1,270,591	—	1,270,591	—	—
GSE multifamily MBS	8,261,846	—	8,261,846	—	—
Total AFS securities	15,505,377	—	15,505,377	—	—
Derivative assets:
Interest-rate related	405,158	—	347,547	—	57,611
MDCs	183	—	183	—	—
Total derivative assets, net	405,341	—	347,730	—	57,611
Other assets:
Grantor trust assets	43,862	43,862	—	—	—
Total assets at recurring estimated fair value	$17,052,422	$43,862	$16,950,949	$—	$57,611

Derivative liabilities:
Interest-rate related	$8,234	$—	$542,400	$—	$(534,166)
MDCs	329	—	329	—	—
Total derivative liabilities, net	8,563	—	542,729	—	(534,166)
Total liabilities at recurring estimated fair value	$8,563	$—	$542,729	$—	$(534,166)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	March 31, 2026			December 31, 2025
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$1,019,441	$324,578	$1,344,019	$1,194,449
Commitments for standby bond purchases	—	351,215	351,215	359,510
Unused lines of credit - advances	1,453,311	—	1,453,311	1,455,792
Commitments to fund additional advances	15,400	—	15,400	365,700
Commitments to purchase mortgage loans, net	166,354	—	166,354	59,244
Unsettled CO bonds, at par	385,000	—	385,000	—
Unsettled discount notes, at par	157,909	—	157,909	300,000
1    There were no unconditional commitments to issue standby letters of credit at March 31, 2026 or December 31, 2025.

Note 12 - Related Party and Other Transactions

Transactions with Directors' Financial Institutions. The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended March 31,
	2026	2025
Net advances (repayments)	$(240,551)	$14,188
Mortgage loan purchases	59,154	18,211

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	March 31, 2026		December 31, 2025
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$92,691	3%	$46,366	2%
Advances	1,475,972	4%	625,024	2%

The composition of our directors' financial institutions changed on February 1, 2026 resulting from a change in a director's affiliation with a member institution.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at March 31, 2026 or December 31, 2025.

DEFINED TERMS

AFS: Available-for-Sale
Agency: GSE and/or Ginnie Mae
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
UPB: Unpaid Principal Balance
WAIR: Weighted-Average Interest Rate

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Presentation

This discussion and analysis by management of the Bank's financial condition and results of operations should be read in conjunction with our 2025 Form 10-K and the interim Financial Statements and related Notes to Financial Statements contained in Item 1. Financial Statements.

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

For further discussion of our business and mission, see Item 1. Business in our 2025 Form 10-K.

Business Environment. The Bank’s financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates.

The level and volatility of interest rates, including the shape of the yield curve, are affected by several factors, principally efforts by the Federal Reserve. In support of the Federal Reserve's goals to achieve maximum employment and inflation at the rate of 2% over the longer run, at its March 18, 2026 meeting, the Federal Open Market Committee ("FOMC") decided to maintain the target range for the federal funds rate at 3.50% to 3.75%.

The following table presents certain key interest rates.

	Average for Three Months Ended		Period End
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Federal Funds Effective	3.64%	4.33%	3.64%	3.64%
SOFR	3.66%	4.33%	3.68%	3.87%
1-week Overnight-Indexed Swap	3.64%	4.33%	3.64%	3.64%
3-month U.S. Treasury yield	3.67%	4.31%	3.68%	3.63%
2-year U.S Treasury yield	3.58%	4.16%	3.80%	3.48%
10-year U.S. Treasury yield	4.19%	4.45%	4.32%	4.17%

Source: Bloomberg

At its meeting on April 29, 2026, the FOMC decided to maintain the target range for the federal funds rate at 3.50% to 3.75%. The accompanying statement emphasized that geopolitical developments in the Middle East are contributing to significant uncertainty regarding the economic outlook, while the economy continues to expand with limited job growth and inflation remaining elevated due to rising global energy costs.

Results of Operations for the Three Months Ended March 31, 2026 and 2025. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended March 31,
Condensed Statements of Income	2026	2025	$ Change	% Change
Interest income	$869	$940	$(71)	(8)%
Interest expense	749	814	(65)	(8)%
Net interest income after provision for (reversal of) credit losses	120	126	(6)	(4)%
Other income	1	—	1
Other expenses	31	42	(11)
Income before assessments	90	84	6	9%
AHP assessments	9	9	—

Net income	$81	$75	$6	9%

Net interest income for the three months ended March 31, 2026 was $120 million, a net decrease of $6 million compared to the corresponding period in the prior year. The decrease was primarily due to lower market interest rates, which decreased the earnings generated from investing our capital in interest-earning assets. This decrease was partially offset by the positive impact of higher average balances of interest-earning assets.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging losses for the three months ended March 31, 2026 of $4 million, compared to net hedging losses for the corresponding period in the prior year of $2 million.

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

Net income for the three months ended March 31, 2026 was $81 million, a net increase of $6 million compared to the corresponding period in the prior year. The increase was primarily due to an $11 million decrease in voluntary contributions to housing and community investment programs, reflecting changes in the timing and availability of our community investment programs compared to the corresponding period in the prior year. This increase was partially offset by the decrease in net interest income.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended March 31,
Ratios (annualized)	2026	2025
Return on average assets	0.39%	0.37%
Return on average equity	7.04%	7.05%

The increase in the return on average assets for the three months ended March 31, 2026 compared to the corresponding period in the prior year reflects a proportionally greater increase in net income relative to the increase in average assets.

The decrease in the return on average equity for the three months ended March 31, 2026 compared to the corresponding period in the prior year reflects a proportionally greater increase in average equity relative to the increase in net income.

Changes in Financial Condition for the Three Months Ended March 31, 2026. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	March 31, 2026	December 31, 2025	$ Change	% Change
Advances	$40,736	$39,611	$1,125	3%
Mortgage loans held for portfolio, net	12,594	12,444	150	1%
Total investments	33,592	33,429	163	1%
Other assets	744	776	(32)	(4)%
Total assets	$87,666	$86,260	$1,406	2%

Consolidated obligations	$81,017	$79,677	$1,340	2%
MRCS	282	282	—	—%
Other liabilities	1,686	1,747	(61)	(3)%
Total liabilities	82,985	81,706	1,279	2%

Capital stock	2,823	2,696	127	5%
Retained earnings	1,825	1,798	27	2%
Accumulated other comprehensive income	33	60	(27)	(45)%
Total capital	4,681	4,554	127	3%

Total liabilities and capital	$87,666	$86,260	$1,406	2%

Total assets at March 31, 2026, were $87.7 billion, a net increase of $1.4 billion, or 2%, from December 31, 2025, primarily due to an increase in advances outstanding.

Total capital at March 31, 2026 was $4.7 billion, a net increase of $127 million, or 3%, from December 31, 2025. The net increase resulted primarily from members' purchases of capital stock to support their advances activity.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial and economic environments.

Our board of directors seeks to reward our members with a sufficient, risk-adjusted return on their investment, particularly those who actively utilize our products and services. On April 28, 2026, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.00%, resulting in a spread between the rates of 5.5 percentage points. The overall weighted-average annualized rate paid on member capital stock was 7.96%. The dividends were paid in cash on April 29, 2026.

The ultimate effects of economic and financial markets activity, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates, as well as legislative and regulatory actions and geopolitical developments, continue to evolve and are highly uncertain and, therefore, the future impact on our business is difficult to predict. However, the Bank has been, and will continue to be, mission driven to meet the needs of its membership and communities.

Analysis of Results of Operations

Net Interest Income. The following table presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$4,177	$38	3.71%	$5,091	$55	4.40%
Federal funds sold	4,281	39	3.69%	2,817	31	4.40%
MBS[2]	13,985	156	4.52%	13,044	170	5.30%
Other investment securities[2]	8,519	86	4.10%	8,398	98	4.73%
Advances	39,730	397	4.05%	38,251	447	4.73%
Mortgage loans held for portfolio[3]	12,495	137	4.43%	11,079	116	4.25%
Other assets (interest-earning)[4]	1,831	16	3.59%	2,184	23	4.30%
Total interest-earning assets	85,018	869	4.15%	80,864	940	4.71%
Other assets, net	199			(14)
Total assets	$85,217			$80,850

Liabilities and Capital:
Interest-bearing deposits	$839	7	3.47%	$996	10	4.16%
Discount notes	26,643	243	3.69%	21,349	229	4.36%
CO bonds	51,813	496	3.88%	53,032	570	4.36%
MRCS	285	3	4.88%	339	5	5.57%
Total interest-bearing liabilities	79,580	749	3.82%	75,716	814	4.36%
Other liabilities	963			847
Total capital	4,674			4,287
Total liabilities and capital	$85,217			$80,850

Net interest income		$120			$126

Net spread on interest-earning assets less interest-bearing liabilities			0.33%			0.35%

Net interest margin[5]			0.57%			0.63%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

1    Annualized.
2    The average balances of AFS securities are based on amortized cost.
3    Includes non-accrual loans.
4    Consists of interest-bearing deposits and loans to other FHLBanks (if applicable). Includes the rights or obligations to cash collateral, except for variation margin payments characterized as daily settled contracts.
5    Annualized net interest income expressed as a percentage of the average balances of interest-earning assets.

Changes in both volume and interest rates determine changes in net interest income and net interest margin. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the volume and rate changes.

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended March 31,
	2026 vs. 2025
Components	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$(9)	$(8)	$(17)
Federal funds sold	13	(5)	8
MBS	12	(26)	(14)
Other investment securities	1	(13)	(12)
Advances	17	(67)	(50)
Mortgage loans held for portfolio	16	5	21
Other assets (interest-earning)	(3)	(4)	(7)
Total	47	(118)	(71)
Increase (decrease) in interest expense:
Interest-bearing deposits	(1)	(2)	(3)
Discount notes	52	(38)	14
CO bonds	(13)	(61)	(74)
MRCS	(1)	(1)	(2)
Total	37	(102)	(65)

Increase (decrease) in net interest income	$10	$(16)	$(6)

Average Balances. The average balances of interest-earning assets for the three months ended March 31, 2026 increased by 5% compared to the corresponding period in the prior year. The average balances of advances increased by 4% as a result of growth in advance demand. The average balances of mortgage loans increased by 13% as purchases from our members exceeded principal repayments by borrowers. The average balances of MBS increased by 7%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the three months ended March 31, 2026 increased by 5% compared to the corresponding period in the prior year. The average balances of discount notes increased by 25% while the average balances of CO bonds decreased by 2%, reflecting a change in the mix of funding.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the three months ended March 31, 2026 was 4.15%, a decrease of 56 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the three months ended March 31, 2026 was 3.82%, a decrease of 54 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was a decrease in the net interest spread of 2 bps.

Net interest margin for the three months ended March 31, 2026 was 0.57%, a decrease of 6 bps compared to the corresponding period in the prior year, reflecting a proportionally greater decrease in net interest income relative to the increase in interest-earning assets.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended March 31,
Components	2026	2025
Net gains on sales of AFS securities	$—	$3
Net gains (losses) on trading securities	(4)	7
Net gains (losses) on derivatives	4	(10)
Other, net	1	—

Total other income	$1	$—

Total other income for the three months ended March 31, 2026 compared to the corresponding period in the prior year remained relatively consistent, due to several offsetting factors, most notably valuation changes on our economic derivatives and trading securities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended March 31,
Components	2026	2025
Compensation and benefits	$18	$17
Other operating expenses	9	8
Finance Agency and Office of Finance	3	4
Voluntary contributions to housing and community investment	—	11
Other	1	2

Total other expenses	$31	$42

The net decrease in total other expenses for the three months ended March 31, 2026 compared to the corresponding period in the prior year was primarily due to a decrease in voluntary contributions to housing and community investment, reflecting changes in the timing and availability of our community investment programs.

Consistent with 2025, the Bank has committed to allocating voluntary funding in the amount of 7.5% of prior year's net earnings to various affordable housing and community investment programs in 2026.

AHP Assessments. For the three months ended March 31, 2026 and 2025, our AHP assessments were $9 million. Our AHP assessment fluctuates in accordance with our net earnings.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	March 31, 2026		December 31, 2025
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$40,736	46%	$39,611	46%
Mortgage loans held for portfolio, net	12,594	14%	12,444	14%
Cash and short-term investments	11,075	13%	11,011	13%
Trading securities	1,098	1%	1,102	1%
MBS	14,103	16%	13,760	16%
Other investment securities	7,316	9%	7,556	9%
Other assets	744	1%	776	1%

Total assets	$87,666	100%	$86,260	100%

Total assets at March 31, 2026 were $87.7 billion, a net increase of $1.4 billion, or 2%, compared to December 31, 2025, primarily driven by an increase in advances. The mix of our assets at March 31, 2026 remained consistent with December 31, 2025.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at March 31, 2026, at carrying value, totaled $40.7 billion, a net increase of $1.1 billion, or 3%, compared to December 31, 2025. Advances outstanding, at par, totaled $40.8 billion, a net increase of $1.2 billion, or 3%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	March 31, 2026		December 31, 2025
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$19,313	47%	$19,512	49%
Credit unions	4,940	12%	5,151	13%
Former members	1,400	4%	1,400	4%
Total depository institutions	25,653	63%	26,063	66%

Insurance companies:
Insurance companies	15,135	37%	13,508	34%
Former members	5	—%	5	—%
Total insurance companies	15,140	37%	13,513	34%

CDFIs	4	—%	4	—%

Total advances outstanding	$40,797	100%	$39,580	100%

Advances outstanding, at par, to our depository members decreased by $410 million, or 2%, and advances outstanding, at par, to our insurance company members increased by $1.6 billion, or 12%.

Our advances portfolio continues to be well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	March 31, 2026		December 31, 2025
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$6,388	16%	$7,387	19%
Due after 1 through 5 years	15,037	37%	13,629	34%
Due after 5 through 15 years	540	1%	639	2%
Thereafter	6	—%	8	—%
Total	21,971	54%	21,663	55%

Callable or prepayable
Due after 1 through 5 years	15	—%	10	—%
Due after 5 through 15 years	36	—%	36	—%
Total	51	—%	46	—%

Putable
Due in 1 year or less	75	—%	80	—%
Due after 1 through 5 years	2,219	5%	2,262	6%
Due after 5 through 15 years	2,305	6%	2,545	6%
Total	4,599	11%	4,887	12%

Total fixed-rate	26,621	65%	26,596	67%

Variable-rate:
Without call or put options
Due in 1 year or less	60	—%	102	—%
Due after 1 through 5 years	630	2%	630	2%
Total	690	2%	732	2%

Callable or prepayable
Due in 1 year or less	8,731	21%	7,527	19%
Due after 1 through 5 years	2,723	7%	2,796	7%
Due after 5 through 15 years	1,456	4%	1,411	4%
Thereafter	576	1%	518	1%
Total	13,486	33%	12,252	31%

Total variable-rate	14,176	35%	12,984	33%

Total advances	$40,797	100%	$39,580	100%

The mix of fixed- vs. variable-rate advances at March 31, 2026 changed slightly compared to December 31, 2025, due primarily to member demand. At March 31, 2026 and December 31, 2025, fixed-rate advances included $22.6 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the three months ended March 31, 2026, the par value of advances due in one year or less increased by 1%, while advances due after one year increased by 4%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 37% at March 31, 2026, a decrease from 38% at December 31, 2025. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at March 31, 2026 totaled 47%, a decrease from 49% at December 31, 2025.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended March 31,
Mortgage Loans Activity	2026	2025
Balance, beginning of period	$12,207	$10,591
Purchases by Bank	580	817
Principal repayments by borrowers	(431)	(245)
Balance, end of period	$12,356	$11,163

Demand by our members to participate in our MPP continues to result in purchases outpacing principal repayments. Fluctuations in mortgage market rates over the past several months have resulted in higher levels of prepayments by our borrowers compared to the corresponding period in the prior year.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	March 31, 2026		December 31, 2025
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$53	—%	$52	—%
Interest-bearing deposits	1,367	4%	1,327	4%
Securities purchased under agreements to resell	4,450	13%	4,550	14%
Federal funds sold	5,205	16%	5,082	15%
Total cash and short-term investments	11,075	33%	11,011	33%

Trading securities:
U.S. Treasury obligations	1,098	3%	1,102	3%
Total trading securities	1,098	3%	1,102	3%

Total liquidity investments	12,173	36%	12,113	36%

Other investment securities:
AFS securities:
U.S. Treasury obligations	5,973	18%	6,008	18%
GSE and TVA debentures	1,270	4%	1,474	4%
GSE multifamily MBS	8,262	24%	7,837	24%
Total AFS securities	15,505	46%	15,319	46%

HTM securities:
State housing agency obligations	73	—%	74	—%
Other U.S. obligations - guaranteed single-family MBS	3,202	10%	3,160	10%
GSE single-family MBS	2,200	7%	2,323	7%
GSE multifamily MBS	439	1%	440	1%
Total HTM securities	5,914	18%	5,997	18%

Total other investment securities	21,419	64%	21,316	64%

Total cash and investments, carrying value	$33,592	100%	$33,429	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advances activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at March 31, 2026 totaled $11.1 billion, a net increase of $64 million, or less than 1%, from December 31, 2025.

The Bank purchases certain U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at March 31, 2026 totaled $1.1 billion, a decrease of $4 million, or less than 1%, from December 31, 2025.

Liquidity investments at March 31, 2026 totaled $12.2 billion, a net increase of $60 million, or less than 1%, from December 31, 2025. As a result, liquidity investments as a percent of total cash and investments was unchanged from December 31, 2025.

Other Investment Securities. AFS securities at March 31, 2026 totaled $15.5 billion, a net increase of $186 million, or 1%, from December 31, 2025, primarily due to purchases of GSE MBS, partially offset by sales and maturities.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at March 31, 2026 totaled $41 million, compared to net unrealized gains at December 31, 2025 of $68 million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at March 31, 2026 totaled $5.9 billion, a net decrease of $83 million, or 1%, from December 31, 2025, primarily due to maturities of Agency MBS, partially offset by purchases of Ginnie Mae MBS.

Net unrecognized gains on HTM securities at March 31, 2026 totaled $3 million, compared to net unrecognized losses of $17 million at December 31, 2025, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	March 31, 2026		December 31, 2025
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$7,241	47%	$7,453	49%
Total MBS fixed-rate	8,224	53%	7,798	51%

Total AFS securities	$15,465	100%	$15,251	100%

HTM Securities:
Total non-MBS fixed-rate	$73	1%	$74	1%
Total MBS fixed-rate	190	3%	191	3%
Total MBS variable-rate	5,651	96%	5,732	96%

Total HTM securities	$5,914	100%	$5,997	100%

AFS and HTM securities:
Total fixed-rate	$15,728	74%	$15,516	73%
Total variable-rate	5,651	26%	5,732	27%

Total AFS and HTM securities	$21,379	100%	$21,248	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at March 31, 2026 remained relatively consistent with December 31, 2025. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at March 31, 2026 were $83.0 billion, a net increase of $1.3 billion, or 2%, from December 31, 2025.

Deposits (Liabilities). Total deposits at March 31, 2026 were $651 million, a net decrease of $88 million, or 12%, from December 31, 2025. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at March 31, 2026 totaled $81.0 billion, a net increase of $1.3 billion, or 2%, from December 31, 2025, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	March 31, 2026		December 31, 2025
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$28,778	35%	$27,554	34%
CO bonds	24,945	31%	25,317	32%
Total due in 1 year or less	53,723	66%	52,871	66%
Long-term CO bonds	27,925	34%	27,416	34%

Total consolidated obligations	$81,648	100%	$80,287	100%

The mix of our funding remained consistent with December 31, 2025. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At March 31, 2026 and December 31, 2025, callable CO bonds were 42% and 43% of total CO bonds outstanding, respectively.

At March 31, 2026 and December 31, 2025, 59% and 62%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	March 31, 2026	December 31, 2025
Advances	$22,568	$21,959
Investments	17,451	17,209
Mortgage loans MDCs	684	521
CO bonds	15,980	17,786
Discount notes	14,535	14,690

Total notional outstanding	$71,218	$72,165

The total notional amount outstanding at March 31, 2026 decreased compared to the amount outstanding at December 31, 2025. The decrease in derivatives hedging CO bonds was driven primarily by a decrease in fixed-rate CO bonds outstanding, partially offset by the increase in derivatives hedging variable-rate advances.

Total Capital. Total capital at March 31, 2026 was $4.7 billion, a net increase of $127 million, or 3%, from December 31, 2025. The net increase resulted primarily from members' purchases of capital stock to support their advances activity and growth in retained earnings.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	March 31, 2026	December 31, 2025
Capital stock	60%	59%
Retained earnings	39%	40%
Accumulated other comprehensive income (loss)	1%	1%
Total GAAP capital	100%	100%

The components of GAAP capital at March 31, 2026 remained relatively consistent with December 31, 2025.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	March 31, 2026	December 31, 2025
Total GAAP capital	$4,681	$4,554
Exclude: Accumulated other comprehensive (income) loss	(33)	(60)
Include: MRCS	282	282
Total regulatory capital	$4,930	$4,776

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the three months ended March 31, 2026, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $197.3 billion.

Changes in Cash Flow. Net cash provided by operating activities for the three months ended March 31, 2026 was $254 million, compared to net cash used in operating activities for the three months ended March 31, 2025 of $(254) million. The net change of $508 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	March 31, 2026		December 31, 2025
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,342	43%	$1,321	45%
Credit unions	513	17%	510	17%
Total depository institutions	1,855	60%	1,831	62%
Insurance companies	968	31%	865	29%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,823	91%	2,696	91%

MRCS:
Depository institutions	280	9%	280	9%
Insurance companies	2	—%	2	—%
Total MRCS	282	9%	282	9%

Total regulatory capital stock	$3,105	100%	$2,978	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	March 31, 2026	December 31, 2025
Required capital stock:
Member capital stock	$2,110	$2,055
MRCS	64	63
Total required capital stock	2,174	2,118

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	675	603
Member capital stock subject to outstanding redemption requests	38	38
MRCS	218	219
Total excess capital stock	931	860

Total regulatory capital stock	$3,105	$2,978

Excess stock as a percentage of regulatory capital stock	30%	29%

The net increase in total regulatory capital stock was due to members' purchases of capital stock to support their advances activity.

In April 2026, we repurchased $200 million par value of excess capital stock from our shareholders to reduce the amount of outstanding excess stock relative to the Bank's total assets.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended March 31,
	2026	2025
Weighted-average dividend rate[1]	7.70%	7.82%
Dividend payout ratio[2]	66.12%	68.72%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at March 31, 2026 and December 31, 2025 ($ amounts in millions).

Risk-Based Capital Components	March 31, 2026	December 31, 2025
Credit risk	$200	$200
Market risk	724	677
Operational risk	277	263

Total risk-based capital requirement	$1,201	$1,140

Permanent capital	$4,930	$4,776

Permanent capital as a percentage of required risk-based capital	411%	419%

The increase in our total risk-based capital requirement was primarily caused by an increase in the market risk component due to changes in the market rate environment and balance sheet composition. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at March 31, 2026 remained well in excess of our total risk-based capital requirement.

Critical Accounting Estimates

A full discussion of our critical accounting estimates is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates in our 2025 Form 10-K.

Recent Accounting and Regulatory Developments

Accounting Developments. For a description of how recent accounting developments may impact our financial condition, results of operations, or cash flows, see Notes to Financial Statements - Note 2 - Recently Adopted and Issued Accounting Guidance.

Legislative and Regulatory Developments. Certain regulatory actions and developments for the period covered by this report not previously disclosed are summarized below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in our 2025 Form 10-K for a description of certain legislative and regulatory developments that occurred prior to the publication of that report.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.

March 2026 Executive Orders. On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBanks. One executive order directs the Finance Agency and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level and owner-occupied housing; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the Finance Agency and the Federal Reserve to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the Finance Agency and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the Finance Agency is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the Finance Agency and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect our liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to us and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and would be subject to further agency action, such as rulemaking or guidance. We continue to monitor developments related to these executive orders and assess their potential effect on us and our members.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential effect on us. For further discussion of related risks, see Item 1A. Risk Factors in our 2025 Form 10-K.

Risk Management

We have exposure to a number of risks in pursuing our business objectives. These risks may be broadly classified as market, credit, liquidity, operational, and business. Market risk is discussed in Item 3. Quantitative and Qualitative Disclosures about Market Risk. For additional information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management in our 2025 Form 10-K.

Credit Risk Management. We face credit risk on advances and other credit products, investments, mortgage loans, derivative financial instruments, and AHP grants.

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of March 31, 2026, our top borrower held 14% of total advances outstanding, at par, and our top five borrowers held 47% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	March 31, 2026
Borrower	Amount	% of Total
Old National Bank	$5,551	14%
Delaware Life Insurance Company	4,963	12%
Merchants Bank of Indiana	4,359	11%
First National Bank of America	2,326	6%
Jackson National Life Insurance Company	1,888	4%
Subtotal - five largest borrowers	19,087	47%
Next five largest borrowers	7,609	18%
Remaining borrowers	14,101	35%
Total advances, par value	$40,797	100%

Because of this concentration in advances, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

For the three months ended March 31, 2026 and 2025, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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

	March 31, 2026
Country	AA	A	Total
Domestic	$535	$832	$1,367
Australia	1,700	—	1,700
Canada	—	2,250	2,250
Finland	355	—	355
Germany	750	—	750
Netherlands	—	150	150
Total unsecured credit exposure	$3,340	$3,232	$6,572

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At March 31, 2026, these investments totaled 293% of total regulatory capital.

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

	March 31, 2026
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$535	$832	$—	$1,367
Securities purchased under agreements to resell	—	4,050	400	4,450
Federal funds sold	2,805	2,400	—	5,205
Total short-term investments	3,340	7,282	400	11,022

Trading securities:
U.S. Treasury obligations	1,098	—	—	1,098
Total trading securities	1,098	—	—	1,098

Other investment securities:
U.S. Treasury obligations	5,973	—	—	5,973
GSE and TVA debentures	1,270	—	—	1,270
State housing agency obligations	73	—	—	73
GSE MBS	10,901	—	—	10,901
Other U.S. obligations-guaranteed MBS	3,202	—	—	3,202
Total other investment securities	21,419	—	—	21,419

Total investments, carrying value	$25,857	$7,282	$400	$33,539

Percentage of total	77%	22%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Three Months Ended
LRA Activity	March 31, 2026
Liability, beginning of period	$284
Additions	6
Claims paid	—
Distributions to Participating Financial Institutions	(4)
Liability, end of period	$286

Mortgage Loan Concentration. During the three months ended March 31, 2026, our top-selling PFI sold us mortgage loans totaling $65 million, or 11% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 46% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the three months ended March 31, 2026 and 2025, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the U.S. Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	March 31, 2026
Michigan	42%
Indiana	34%
Florida	3%
Kentucky	2%
California	2%
All others	17%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	March 31, 2026
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$1,901	$5	$(4)	$1
Liability positions with credit exposure
Uncleared derivatives - A	12,674	(255)	259	4
Cleared derivatives - AA	41,480	(22)	422	400
Total derivative positions with credit exposure to non-member counterparties	56,055	(272)	677	405
Total derivative positions with credit exposure to member institutions	76	—	—	—
Subtotal - derivative positions with credit exposure	56,131	$(272)	$677	$405
Derivative positions without credit exposure	15,087

Total derivative positions	$71,218

Derivative positions without credit exposure represent derivative transactions in which the counterparty has the credit exposure.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Measuring Market Risks

To evaluate market risk, we utilize multiple risk measurements, including Value-at-Risk, duration and convexity of equity, changes in Market Value of Equity ("MVE"), and earnings at risk. Periodically, we conduct stress tests to measure and analyze the effects that extreme movements in the level of interest rates and the shape of the yield curve would have on our risk position.

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	March 31, 2026
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,186	$5,055	$4,957	$4,863	$4,782
Percent change in MVE from base	4.6%	2.0%	—%	(1.9)%	(3.5)%
MVE/book value of equity	104.5%	101.8%	99.9%	98.0%	96.3%
Duration of equity	2.6	2.2	1.9	2.0	1.5

	December 31, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,031	$4,888	$4,788	$4,700	$4,615
Percent change in MVE from base	5.1%	2.1%	—%	(1.8)%	(3.6)%
MVE/book value of equity	104.0%	101.1%	99.0%	97.2%	95.4%
Duration of equity	2.9	2.5	1.9	1.9	1.8

The changes in these key metrics from December 31, 2025 resulted primarily from the changes in market value of the Bank's assets and liabilities in response to changes in the market environment, model updates, changes in portfolio composition and our hedging strategies.

For additional information about our use of derivative hedges, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Use of Derivative Hedges in our 2025 Form 10-K.

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

As of March 31, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A. Risk Factors of our 2025 Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Federal Home Loan Bank of Indianapolis Incentive Plan, as amended and restated effective January 1, 2026

31.1	Certification of the President - Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President - Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Senior Vice President - Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

May 7, 2026	By:	/s/ STEPHANIE L. LESNET
	Name:	Stephanie L. Lesnet
	Title:	Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)