Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Indianapolis
filed 2026-08-06
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2026
Class A Stock, par value $100	—
Class B Stock, par value $100	29,848,579

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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	June 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$56,137	$51,896
Interest-bearing deposits	1,143,633	1,326,716
Securities purchased under agreements to resell	5,450,000	4,550,000
Federal funds sold	5,500,000	5,082,000
Trading securities (Note 3)	1,095,821	1,101,519
Available-for-sale securities (amortized cost of $15,546,015 and $15,251,368) (Note 3)	15,642,918	15,319,045
Held-to-maturity securities (fair values of $6,003,341 and $5,979,915) (Note 3)	5,992,895	5,997,006
Advances (Note 4)	41,711,809	39,611,215
Mortgage loans held for portfolio, net (Note 5)	13,035,549	12,443,814
Accrued interest receivable	244,769	233,741
Derivative assets, net (Note 6)	458,746	445,491
Other assets	95,585	97,360

Total assets	$90,427,862	$86,259,803

Liabilities:
Deposits	$843,956	$738,905
Consolidated obligations (Note 7):
Discount notes	32,797,504	27,430,651
Bonds	50,926,648	52,246,637
Total consolidated obligations, net	83,724,152	79,677,288
Accrued interest payable	330,551	329,611
Affordable Housing Program payable	95,588	105,533
Derivative liabilities, net (Note 6)	3,374	935
Mandatorily redeemable capital stock (Note 8)	207,709	282,294
Other liabilities	520,700	571,377

Total liabilities	85,726,030	81,705,943

Commitments and contingencies (Note 11)

Capital (Note 8):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 27,627,927 and 26,961,546	2,762,793	2,696,155
Retained earnings:
Unrestricted	1,286,465	1,266,674
Restricted	562,931	531,170
Total retained earnings	1,849,396	1,797,844
Total accumulated other comprehensive income (Note 9)	89,643	59,861

Total capital	4,701,832	4,553,860

Total liabilities and capital	$90,427,862	$86,259,803
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Income:
Advances	$419,456	$482,767	$816,385	$929,379
Interest-bearing deposits	18,248	22,880	34,440	45,934
Securities purchased under agreements to resell	17,725	43,430	55,930	98,661
Federal funds sold	47,968	41,944	86,953	72,494
Trading securities	10,431	10,409	20,787	20,738
Available-for-sale securities	167,972	183,250	333,512	365,012
Held-to-maturity securities	66,562	77,084	132,799	153,547
Mortgage loans held for portfolio	138,233	124,892	274,778	240,883
Total interest income	886,595	986,656	1,755,584	1,926,648

Interest Expense:
Consolidated obligation discount notes	260,055	263,623	502,706	493,021
Consolidated obligation bonds	491,702	581,667	987,180	1,151,535
Deposits	8,203	9,432	15,383	19,650
Mandatorily redeemable capital stock	3,105	4,185	6,535	8,848
Total interest expense	763,065	858,907	1,511,804	1,673,054

Net interest income	123,530	127,749	243,780	253,594
Provision for (reversal of) credit losses	1	(33)	(25)	(6)

Net interest income after provision for (reversal of) credit losses	123,529	127,782	243,805	253,600

Other Income:
Net gains on sales of available-for-sale securities	435	—	557	2,704
Net gains (losses) on trading securities	(2,021)	2,332	(5,697)	9,253
Net gains (losses) on derivatives	1,119	270	4,742	(9,933)
Other, net	5,696	6,409	6,663	6,950
Total other income	5,229	9,011	6,265	8,974

Other Expenses:
Compensation and benefits	18,237	17,167	35,960	34,466
Other operating expenses	9,803	9,513	18,555	17,978
Federal Housing Finance Agency	1,529	1,793	3,059	3,585
Office of Finance	1,733	1,218	3,140	3,368
Voluntary contributions to housing and community investment	9,762	5,397	9,957	16,585
Other, net	1,093	1,581	2,226	3,148
Total other expenses	42,157	36,669	72,897	79,130

Income before assessments	86,601	100,124	177,173	183,444

Affordable Housing Program assessments	8,971	10,431	18,371	19,229

Net income	$77,630	$89,693	$158,802	$164,215
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$77,630	$89,693	$158,802	$164,215

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	56,110	(39,710)	29,226	(39,393)

Pension benefits, net	528	1,036	556	1,348

Total other comprehensive income (loss)	56,638	(38,674)	29,782	(38,045)

Total comprehensive income	$134,268	$51,019	$188,584	$126,170

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended June 30, 2026 and 2025
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, March 31, 2026	28,229	$2,822,963	$1,277,943	$547,404	$1,825,347	$33,005	$4,681,315

Comprehensive income			62,103	15,527	77,630	56,638	134,268

Proceeds from issuance of capital stock	653	65,275					65,275

Redemption/repurchase of capital stock	(1,251)	(125,085)					(125,085)

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(360)					(360)

Cash dividends on capital stock (7.93% annualized)			(53,581)	—	(53,581)		(53,581)

Balance, June 30, 2026	27,628	$2,762,793	$1,286,465	$562,931	$1,849,396	$89,643	$4,701,832

Balance, March 31, 2025	24,836	$2,483,550	$1,226,158	$481,266	$1,707,424	$(4,211)	$4,186,763

Comprehensive income (loss)			71,754	17,939	89,693	(38,674)	51,019

Proceeds from issuance of capital stock	1,540	154,075					154,075

Shares reclassified to mandatorily redeemable capital stock, net	(254)	(25,402)					(25,402)

Cash dividends on capital stock (8.11% annualized)			(51,396)	—	(51,396)		(51,396)

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Six Months Ended June 30, 2026 and 2025
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2025	26,961	$2,696,155	$1,266,674	$531,170	$1,797,844	$59,861	$4,553,860

Comprehensive income			127,041	31,761	158,802	29,782	188,584

Proceeds from issuance of capital stock	1,921	192,083					192,083

Redemption/repurchase of capital stock	(1,251)	(125,085)					(125,085)

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(360)					(360)

Cash dividends on capital stock (7.93% annualized)			(107,250)	—	(107,250)		(107,250)

Balance, June 30, 2026	27,628	$2,762,793	$1,286,465	$562,931	$1,849,396	$89,643	$4,701,832

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income (loss)			131,372	32,843	164,215	(38,045)	126,170

Proceeds from issuance of capital stock	1,856	185,628					185,628

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Shares reclassified to mandatorily redeemable capital stock, net	(254)	(25,402)					(25,402)

Cash dividends on capital stock (8.13% annualized)			(102,606)	—	(102,606)		(102,606)

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$158,802	$164,215
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	68,183	23,949
Changes in net derivative and hedging activities	266,157	(482,307)
Provision for (reversal of) credit losses	(25)	(6)
Net (gains) losses on trading securities	5,697	(9,253)
Net (gains) on sales of available-for-sale securities	(557)	(2,704)
Net changes in:
Accrued interest receivable	(10,860)	(9,382)
Other assets	(587)	(1,595)
Accrued interest payable	1,062	19,896
Other liabilities	19,607	6,514
Total adjustments, net	348,677	(454,888)

Net cash provided by (used in) operating activities	507,479	(290,673)

Investing Activities:
Net change in:
Interest-bearing deposits	233,518	(276,260)
Securities purchased under agreements to resell	(900,000)	(2,200,000)
Federal funds sold	(418,000)	(749,000)
Available-for-sale securities:
Proceeds from paydowns and maturities	813,251	225,991
Proceeds from sales	391,152	221,292
Purchases	(1,741,468)	(242,001)
Held-to-maturity securities:
Proceeds from paydowns and maturities	444,743	339,919
Purchases	(443,270)	(501,627)
Advances:
Principal repayments	234,046,452	259,654,712
Disbursements to members	(236,385,564)	(260,821,782)
Mortgage loans held for portfolio:
Principal collections	973,391	559,141
Purchases from members	(1,581,714)	(1,781,082)
Purchases of premises, software, and equipment	(1,017)	(5,149)
Loans to other Federal Home Loan Banks:
Principal repayments	35,000	1,020,000
Disbursements	(35,000)	(1,020,000)

Net cash (used in) provided by investing activities	(4,568,526)	(5,575,846)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Financing Activities:
Net change in deposits	135,772	(223,258)
Net proceeds on derivative contracts with financing elements	17,509	3,832
Net proceeds from issuance of consolidated obligations:
Discount notes	283,849,258	406,363,464
Bonds	14,709,595	16,066,809
Payments for matured and retired consolidated obligations:
Discount notes	(278,513,004)	(401,326,459)
Bonds	(16,018,645)	(15,613,755)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	2,500,000	1,000,000
Principal repayments	(2,500,000)	(300,000)
Proceeds from issuance of capital stock	192,083	185,628
Payments for redemption/repurchase of capital stock	(125,085)	(103,397)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(74,945)	(96,789)
Dividend payments on capital stock	(107,250)	(102,606)

Net cash provided by financing activities	4,065,288	5,853,469

Net increase (decrease) in cash and due from banks	4,241	(13,050)

Cash and due from banks at beginning of period	51,896	70,849

Cash and due from banks at end of period	$56,137	$57,799

Supplemental Disclosures:
Cash activity: Interest payments	$1,465,067	$1,685,801
Cash activity: Affordable Housing Program payments	29,312	24,617
Non-cash activity: Purchases of investment securities, traded but not yet settled	—	68,700
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

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2025 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through June 30, 2026.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three and six months ended June 30, 2026.

Recently Issued Accounting Guidance

Since the filing of our 2025 Form 10-K, the Financial Accounting Standards Board has not issued any new accounting standards that will have an impact on our financial condition, results of operations, or cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Investment Securities.

Trading Securities.

Major Security Types. At June 30, 2026 and December 31, 2025, our trading securities consisted entirely of U.S. Treasury obligations with a total estimated fair value of $1,095,821 and $1,101,519, respectively.

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) on trading securities held at period end	$(2,021)	$2,332	$(5,697)	$9,253
Net gains (losses) on trading securities that matured/sold during the period	—	—	—	—
Net gains (losses) on trading securities	$(2,021)	$2,332	$(5,697)	$9,253

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$6,422,162	$17,369	$—	$6,439,531
GSE and TVA debentures	949,552	4,842	—	954,394
GSE multifamily MBS	8,174,301	78,544	(3,852)	8,248,993
Total AFS securities	$15,546,015	$100,755	$(3,852)	$15,642,918

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,987,156	$21,148	$—	$6,008,304
GSE and TVA debentures	1,466,126	8,094	—	1,474,220
GSE multifamily MBS	7,798,086	45,154	(6,719)	7,836,521
Total AFS securities	$15,251,368	$74,396	$(6,719)	$15,319,045
1    At June 30, 2026 and December 31, 2025, includes net unamortized discounts of $(111,209) and $(129,980), respectively, and fair-value hedging basis adjustments of $(568,877) and $(406,176), respectively. Excludes accrued interest receivable at June 30, 2026 and December 31, 2025 of $74,179 and $69,614, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities (i.e., in an unrealized loss position), aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$266,884	$(518)	$591,021	$(3,334)	$857,905	$(3,852)
Total	$266,884	$(518)	$591,021	$(3,334)	$857,905	$(3,852)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)
Total	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	June 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$645,088	$646,347	$869,162	$871,341
Due after 1 year through 5 years	4,472,345	4,488,924	5,199,156	5,219,250
Due after 5 years through 10 years	2,254,281	2,258,654	1,384,964	1,391,933
Total non-MBS	7,371,714	7,393,925	7,453,282	7,482,524
Total MBS	8,174,301	8,248,993	7,798,086	7,836,521
Total AFS securities	$15,546,015	$15,642,918	$15,251,368	$15,319,045

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$145,430	$—	$391,152	$221,292

Gross gains on sales	$435	$—	$557	$2,704
Gross (losses) on sales	—	—	—	—
Net gains on sales of AFS securities	$435	$—	$557	$2,704

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	June 30, 2026
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$71,959	$43	$(3,247)	$68,755
MBS:
Other U.S. obligations - guaranteed single-family	3,111,029	28,922	(5,693)	3,134,258
GSE single-family	2,384,667	13,417	(20,941)	2,377,143
GSE multifamily	425,240	—	(2,055)	423,185
Total MBS	5,920,936	42,339	(28,689)	5,934,586
Total HTM securities	$5,992,895	$42,382	$(31,936)	$6,003,341

	December 31, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$73,544	$551	$(1,890)	$72,205
MBS:
Other U.S. obligations - guaranteed single-family	3,159,733	14,468	(11,472)	3,162,729
GSE single-family	2,323,569	3,894	(20,802)	2,306,661
GSE multifamily	440,160	—	(1,840)	438,320
Total MBS	5,923,462	18,362	(34,114)	5,907,710
Total HTM securities	$5,997,006	$18,913	$(36,004)	$5,979,915

1    Carrying value equals amortized cost, which includes net unamortized premiums at June 30, 2026 and December 31, 2025 of $5,939 and $8,480, respectively. Excludes accrued interest receivable at June 30, 2026 and December 31, 2025 of $8,207 and $8,906, respectively.

Contractual Maturity. The maturities of our investments in state housing agency obligations extend beyond 10 years. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	June 30, 2026		December 31, 2025
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$17,594,960	3.73	$15,096,376	3.71
Due after 1 through 2 years	7,211,965	3.92	5,249,047	3.89
Due after 2 through 3 years	4,040,909	4.07	5,172,247	3.95
Due after 3 through 4 years	3,779,010	3.78	3,983,876	4.09
Due after 4 through 5 years	4,784,705	3.72	4,922,841	3.62
Thereafter	4,507,860	3.59	5,155,910	3.59
Total advances, par value	41,919,409	3.78	39,580,297	3.78
Unamortized discounts	(5,020)		(5,473)
Fair-value hedging basis adjustments, net	(202,111)		38,005
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	(469)		(1,614)
Total advances[1]	$41,711,809		$39,611,215

1    Carrying value equals amortized cost, which excludes accrued interest receivable at June 30, 2026 and December 31, 2025 of $63,968 and $61,691, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Due in 1 year or less	$22,352,394	$19,831,080	$20,740,210	$19,345,726
Due after 1 through 2 years	5,841,765	4,125,587	7,358,065	5,519,147
Due after 2 through 3 years	3,805,556	4,546,844	3,791,659	4,799,247
Due after 3 through 4 years	3,467,210	3,550,426	3,506,010	3,399,626
Due after 4 through 5 years	3,962,630	4,334,931	3,878,705	3,880,741
Thereafter	2,489,854	3,191,429	2,644,760	2,635,810
Total advances, par value	$41,919,409	$39,580,297	$41,919,409	$39,580,297

Advance Concentrations. At June 30, 2026 and December 31, 2025, our top borrower held 15%, and our top five borrowers held 47% and 43%, respectively, of total advances outstanding at par.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	June 30, 2026	December 31, 2025
Fixed-rate long-term mortgages	$12,246,837	$11,629,354
Fixed-rate medium-term[1] mortgages	544,805	578,035
Total mortgage loans held for portfolio, UPB	12,791,642	12,207,389
Unamortized premiums	262,677	254,899
Unamortized discounts	(15,663)	(15,779)
Hedging basis adjustments, net	(3,007)	(2,570)
Total mortgage loans held for portfolio	13,035,649	12,443,939
Allowance for credit losses	(100)	(125)
Total mortgage loans held for portfolio, net[2]	$13,035,549	$12,443,814
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at June 30, 2026 and December 31, 2025 of $84,437 and $80,370, respectively.

Type	June 30, 2026	December 31, 2025
Conventional	$12,363,427	$11,820,916
Government-guaranteed or -insured	428,215	386,473
Total mortgage loans held for portfolio, UPB	$12,791,642	$12,207,389

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at June 30, 2026 and December 31, 2025 totaled $81,806 and $87,332, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	June 30, 2026			December 31, 2025
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$63,143,899	$425,690	$495,919	$64,976,941	$389,237	$552,430
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	4,170,000	323	52	6,336,000	280	—
Swaptions	50,000	94	—	400,000	30	—
Interest-rate caps/floors	331,100	298	—	331,100	224	—
Interest-rate forwards	231,600	17	1,084	62,100	—	234
MDCs	232,683	280	109	59,244	96	4
Total derivatives not designated as hedging instruments	5,015,383	1,012	1,245	7,188,444	630	238
Total derivatives before adjustments	$68,159,282	426,702	497,164	$72,165,385	389,867	552,668
Netting adjustments and cash collateral[1]		32,044	(493,790)		55,624	(551,733)
Total derivatives, net, at estimated fair value		$458,746	$3,374		$445,491	$935

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at June 30, 2026 and December 31, 2025, including accrued interest, totaled $668,506 and $719,187, respectively. Cash collateral received from counterparties and held at June 30, 2026 and December 31, 2025, including accrued interest, totaled $142,672 and $111,829, respectively.

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. We had no securities pledged or received as initial margin at June 30, 2026. At December 31, 2025, we had securities pledged as initial margin of $1,950 and received securities as initial margin of $1,100, neither of which can be sold or repledged absent the occurrence of certain events.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$392,660	$496,782	$360,468	$549,572
Cleared	33,762	273	29,303	3,092
Total gross recognized amount	426,422	497,055	389,771	552,664
Gross amounts of netting adjustments and cash collateral
Uncleared	(384,443)	(493,517)	(348,819)	(548,641)
Cleared	416,487	(273)	404,443	(3,092)
Total gross amounts of netting adjustments and cash collateral	32,044	(493,790)	55,624	(551,733)
Net amounts after netting adjustments and cash collateral
Uncleared	8,217	3,265	11,649	931
Cleared	450,249	—	433,746	—
Total net amounts after netting adjustments and cash collateral	458,466	3,265	445,395	931
Derivative instruments not meeting netting requirements (MDCs)	280	109	96	4
Total derivatives, net, at estimated fair value	$458,746	$3,374	$445,491	$935

The following table presents the impact of our active and discontinued qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended June 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$18,263	$44,589	$417	$(45,208)
Net gains (losses) on derivatives²	127,681	78,410	(246)	(12,215)
Net gains (losses) on hedged items³	(126,856)	(90,047)	251	12,305
Price alignment interest	(1,474)	(1,904)	(263)	(2)
Net impact on net interest income	$17,614	$31,048	$159	$(45,120)

Total interest income (expense) recorded in the statement of income[4]	$419,456	$167,972	$(260,055)	$(491,702)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended June 30, 2025
	Advances	AFS Securities	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$68,336	$84,330	$(95,423)
Net gains (losses) on derivatives²	(114,677)	(47,793)	122,007
Net gains (losses) on hedged items³	113,618	34,202	(122,439)
Price alignment interest	(661)	(3,964)	(263)
Net impact on net interest income	$66,616	$66,775	$(96,118)

Total interest income (expense) recorded in the statement of income[4]	$482,767	$183,250	$(581,667)

	Six Months Ended June 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$39,902	$94,775	$896	$(98,393)
Net gains (losses) on derivatives²	214,211	102,257	(1,251)	(16,914)
Net gains (losses) on hedged items³	(213,347)	(126,783)	1,315	12,892
Price alignment interest	(1,491)	(3,486)	(533)	(37)
Net impact on net interest income	$39,275	$66,763	$427	$(102,452)

Total interest income (expense) recorded in the statement of income[4]	$816,385	$333,512	$(502,706)	$(987,180)

	Six Months Ended June 30, 2025
	Advances	AFS Securities	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$141,480	$169,425	$(205,226)
Net gains (losses) on derivatives²	(289,230)	(137,598)	326,174
Net gains (losses) on hedged items³	286,262	110,698	(325,522)
Price alignment interest	(3,198)	(9,123)	(553)
Net impact on net interest income	$135,314	$133,402	$(205,127)

Total interest income (expense) recorded in the statement of income[4]	$929,379	$365,012	$(1,151,535)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended June 30,		Six Months Ended June 30,
Type of Hedge	2026	2025	2026	2025
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$3,798	$1,307	$8,563	$(10,629)
Swaptions	(84)	(77)	(115)	(170)
Interest-rate caps/floors	(177)	(275)	73	(801)
Interest-rate forwards	(1,758)	(1,017)	(910)	(3,779)
Net interest settlements[1]	(1,484)	(418)	(2,697)	2,027
MDCs	824	750	(172)	3,419
Net gains (losses) on derivatives in other income	$1,119	$270	$4,742	$(9,933)

1    Relates to derivatives that are not in qualifying fair-value hedging relationships.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in active or discontinued qualifying fair-value hedging relationships.

	June 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$20,851,772	$15,546,015	$9,736,706	$15,713,141

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$(202,111)	$(652,204)	$(1,328)	$(495,849)
For discontinued fair-value hedging relationships	—	83,327	—	246
Total cumulative fair-value hedging basis adjustments on hedged items	$(202,111)	$(568,877)	$(1,328)	$(495,603)

	December 31, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$21,996,272	$15,251,368	$9,108,227	$17,303,980

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$38,005	$(516,003)	$(13)	$(482,711)
For discontinued fair-value hedging relationships	—	109,827	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$38,005	$(406,176)	$(13)	$(482,711)

1    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at June 30, 2026 and December 31, 2025 totaled $1.3 trillion and $1.2 trillion, respectively. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	June 30, 2026	December 31, 2025
Par value	$32,929,683	$27,553,574
Unamortized discounts	(130,551)	(122,625)
Unamortized concessions	(300)	(285)
Fair-value hedging basis adjustments, net	(1,328)	(13)
Book value	$32,797,504	$27,430,651

Weighted average effective interest rate	3.65%	3.74%

CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	June 30, 2026	December 31, 2025
Fixed-rate	$26,876,105	$28,208,870
Simple variable-rate	23,945,500	23,816,000
Step-up	608,500	708,500
Total CO bonds, par value	$51,430,105	$52,733,370

The following table presents our CO bonds outstanding by contractual maturity.

	June 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$22,116,020	3.20	$25,317,135	3.08
Due after 1 through 2 years	13,052,380	3.53	11,355,960	3.42
Due after 2 through 3 years	2,188,330	3.28	2,444,370	2.95
Due after 3 through 4 years	1,907,520	3.70	1,912,030	3.91
Due after 4 through 5 years	2,554,880	3.36	2,277,900	3.78
Thereafter	9,610,975	3.82	9,425,975	3.66
Total CO bonds, par value	51,430,105	3.43	52,733,370	3.31
Unamortized premiums	15,183		18,720
Unamortized discounts	(5,848)		(6,408)
Unamortized concessions	(17,189)		(16,334)
Fair-value hedging basis adjustments, net	(495,603)		(482,711)
Total CO bonds, carrying value	$50,926,648		$52,246,637

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	June 30, 2026	December 31, 2025
Non-callable / non-putable	$28,510,705	$30,060,470
Callable	22,919,400	22,672,900
Total CO bonds, par value	$51,430,105	$52,733,370

Year of Contractual Maturity or Next Call Date	June 30, 2026	December 31, 2025
Due in 1 year or less	$37,488,920	$40,535,535
Due after 1 through 2 years	12,068,880	9,774,460
Due after 2 through 3 years	1,063,330	1,555,870
Due after 3 through 4 years	276,120	218,130
Due after 4 through 5 years	45,880	162,400
Thereafter	486,975	486,975
Total CO bonds, par value	$51,430,105	$52,733,370

Note 8 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	June 30, 2026	December 31, 2025
Class B-1 (non-activity-based stock)	$705,027	$743,519
Class B-2 (activity-based stock)	2,057,766	1,952,636
Total Class B outstanding, par value	$2,762,793	$2,696,155

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended June 30,		Six Months Ended June 30,
MRCS Activity	2026	2025	2026	2025
Liability at beginning of period	$282,274	$266,359	$282,294	$363,004
Reclassification from capital stock, net	360	25,402	360	25,402
Redemptions/repurchases	(74,925)	(144)	(74,945)	(96,789)
Liability at end of period	$207,709	$291,617	$207,709	$291,617

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	June 30, 2026	December 31, 2025
Past contractual redemption date[1]	$481	$511
Year 1	—	—
Year 2	180,567	255,470
Year 3	1,159	13
Year 4	25,142	1,933
Year 5	360	24,367
Total MRCS, par value	$207,709	$282,294

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$955,878	$4,819,898	$1,139,837	$4,776,293

Total regulatory capital	$3,617,114	$4,819,898	$3,450,392	$4,776,293
Total regulatory capital-to-assets ratio	4.00%	5.33%	4.00%	5.54%

Leverage capital	$4,521,393	$7,229,847	$4,312,990	$7,164,440
Leverage ratio	5.00%	8.00%	5.00%	8.31%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 9 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Total AOCI (Loss)
Balance, March 31, 2026	$33,005
OCI before reclassifications:
Net change in fair value of AFS securities	56,545
Reclassifications from OCI to net income:
Net realized (gains) from sale of AFS securities	(435)
Pension benefits, net	528
Total other comprehensive income	56,638
Balance, June 30, 2026	$89,643

Balance, March 31, 2025	$(4,211)
OCI before reclassifications:
Net change in fair value of AFS securities	(39,710)
Reclassifications from OCI to net income:
Pension benefits, net	1,036
Total other comprehensive income (loss)	(38,674)
Balance, June 30, 2025	$(42,885)

AOCI Rollforward	Total AOCI (Loss)
Balance, December 31, 2025	$59,861
OCI before reclassifications:
Net change in fair value of AFS securities	29,783
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(557)
Pension benefits, net	556
Total other comprehensive income	29,782
Balance, June 30, 2026	$89,643

Balance, December 31, 2024	$(4,840)
OCI before reclassifications:
Net change in fair value of AFS securities	(36,689)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(2,704)
Pension benefits, net	1,348
Total other comprehensive income (loss)	(38,045)
Balance, June 30, 2025	$(42,885)

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

	June 30, 2026
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$56,137	$56,137	$56,137	$—	$—	$—
Interest-bearing deposits	1,143,633	1,143,633	1,143,588	45	—	—
Securities purchased under agreements to resell	5,450,000	5,450,000	—	5,450,000	—	—
Federal funds sold	5,500,000	5,500,000	—	5,500,000	—	—
Trading securities	1,095,821	1,095,821	—	1,095,821	—	—
AFS securities	15,642,918	15,642,918	—	15,642,918	—	—
HTM securities	5,992,895	6,003,341	—	6,003,341	—	—
Advances	41,711,809	41,634,780	—	41,634,780	—	—
Mortgage loans held for portfolio, net	13,035,549	12,542,355	—	12,533,969	8,386	—
Accrued interest receivable	244,769	244,769	—	244,769	—	—
Derivative assets, net	458,746	458,746	—	426,702	—	32,044
Grantor trust assets[2]	47,223	47,223	47,223	—	—	—

Liabilities:
Deposits	843,956	843,956	—	843,956	—	—
Consolidated obligations:
Discount notes	32,797,504	32,795,545	—	32,795,545	—	—
Bonds	50,926,648	50,437,561	—	50,437,561	—	—
Accrued interest payable	330,551	330,551	—	330,551	—	—
Derivative liabilities, net	3,374	3,374	—	497,164	—	(493,790)
MRCS	207,709	207,709	207,709	—	—	—

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

	June 30, 2026
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$1,095,821	$—	$1,095,821	$—	$—
Total trading securities	1,095,821	—	1,095,821	—	—
AFS securities:
U.S. Treasury obligations	6,439,531	—	6,439,531	—	—
GSE and TVA debentures	954,394	—	954,394	—	—
GSE multifamily MBS	8,248,993	—	8,248,993	—	—
Total AFS securities	15,642,918	—	15,642,918	—	—
Derivative assets:
Interest-rate related	458,466	—	426,422	—	32,044
MDCs	280	—	280	—	—
Total derivative assets, net	458,746	—	426,702	—	32,044
Other assets:
Grantor trust assets	47,223	47,223	—	—	—
Total assets at recurring estimated fair value	$17,244,708	$47,223	$17,165,441	$—	$32,044

Derivative liabilities:
Interest-rate related	$3,265	$—	$497,055	$—	$(493,790)
MDCs	109	—	109	—	—
Total derivative liabilities, net	3,374	—	497,164	—	(493,790)
Total liabilities at recurring estimated fair value	$3,374	$—	$497,164	$—	$(493,790)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	June 30, 2026			December 31, 2025
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$1,013,970	$317,160	$1,331,130	$1,194,449
Commitments for standby bond purchases	—	487,735	487,735	359,510
Unused lines of credit - advances	1,474,248	—	1,474,248	1,455,792
Commitments to fund additional advances	23,200	—	23,200	365,700
Commitments to purchase mortgage loans, net	232,683	—	232,683	59,244
Unsettled CO bonds, at par	265,000	—	265,000	—
Unsettled discount notes, at par	—	—	—	300,000
1    The amount at June 30, 2026 excludes unconditional commitments to issue standby letters of credit of $3,240. There were no unconditional commitments to issue standby letters of credit at December 31, 2025.

Note 12 - Related Party and Other Transactions

Transactions with Directors' Financial Institutions. The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net capital stock issuances (redemptions and repurchases)	$—	$499	$—	$499
Net advances (repayments)	92,422	121,000	(148,129)	135,188
Mortgage loan purchases	125,223	19,999	184,377	38,210

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	June 30, 2026		December 31, 2025
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$92,691	3%	$46,366	2%
Advances	1,568,395	4%	625,024	2%

The composition of our directors' financial institutions changed on February 1, 2026 resulting from a change in a director's affiliation with a member institution.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at June 30, 2026 or December 31, 2025.

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

Our primary source of revenue is interest earned on advances, mortgage loans, and investments, including MBS. Our net interest income is primarily determined by the size of our balance sheet and the spread between the interest rate earned on our assets and the interest rate paid on our share of the consolidated obligations. A portion of net interest income may also be derived from deploying our capital which produces an asset yield but has no associated interest cost, i.e., interest-free capital. We use funding and hedging strategies to manage the interest-rate risk that arises from our lending and investing activities.

For further discussion of our business and mission, see Item 1. Business in our 2025 Form 10-K.

Business Environment. The Bank’s financial performance is influenced by several key national economic and market factors, including fiscal and monetary policies, the conditions in the housing markets and the level and volatility of market interest rates.

The level and volatility of interest rates, including the shape of the yield curve, are affected by several factors, principally efforts by the Federal Reserve. In support of the Federal Reserve's goals to achieve maximum employment and inflation at the rate of 2% over the longer run, at its meeting on June 17, 2026, the Federal Open Market Committee ("FOMC") decided to maintain the target range for the federal funds rate at 3.50% to 3.75%.

The following table presents certain key interest rates for the relevant periods.

	Average for Three Months Ended		Average for Six Months Ended		Period End
	June 30,		June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Federal Funds Effective	3.63%	4.33%	3.64%	4.33%	3.63%	3.64%
SOFR	3.62%	4.32%	3.64%	4.33%	3.68%	3.87%
1-week Overnight-Indexed Swap	3.63%	4.33%	3.64%	4.33%	3.63%	3.64%
3-month U.S. Treasury yield	3.70%	4.32%	3.68%	4.31%	3.82%	3.63%
2-year U.S Treasury yield	3.97%	3.87%	3.78%	4.01%	4.18%	3.48%
10-year U.S. Treasury yield	4.42%	4.36%	4.31%	4.41%	4.47%	4.17%

Source: Bloomberg

At its meeting on July 29, 2026, the FOMC decided to maintain the target range for the federal funds rate at 3.50% to 3.75%. The accompanying statement provides that, despite elevated uncertainty, partly attributable to the conflict in the Middle East, economic activity is expanding at a solid pace, supported by strong productivity growth and capital investment. The statement also provides that job gains have kept pace with workforce growth, the unemployment rate has remained relatively stable, and inflation remains elevated.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
Condensed Statements of Income	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$887	$987	$(100)	(10)%	$1,756	$1,927	$(171)	(9)%
Interest expense	763	859	(96)	(11)%	1,512	1,674	(162)	(10)%
Net interest income after provision for (reversal of) credit losses	124	128	(4)	(3)%	244	253	(9)	(4)%
Other income	5	9	(4)		6	9	(3)
Other expenses	42	37	5		73	79	(6)
Income before assessments	87	100	(13)	(14)%	177	183	(6)	(3)%
AHP assessments	9	10	(1)		18	19	(1)

Net income	$78	$90	$(12)	(13)%	$159	$164	$(5)	(3)%

Net interest income for the three months ended June 30, 2026 was $124 million, a net decrease of $4 million compared to the corresponding period in the prior year. The decrease was primarily due to lower market interest rates, partially offset by the favorable impact of higher average balances of interest-earning assets.

Net interest income for the six months ended June 30, 2026 was $244 million, a net decrease of $9 million compared to the corresponding period in the prior year. The decrease was primarily due to lower market interest rates, partially offset by the favorable impact of higher average balances of interest-earning assets.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the three months ended June 30, 2026 of $1 million, compared to net hedging losses for the corresponding period in the prior year of $(1) million, and net hedging losses for the six months ended June 30, 2026 and 2025 of $(3) million.

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

Net income for the three months ended June 30, 2026 was $78 million, a net decrease of $12 million compared to the corresponding period in the prior year. The decrease was primarily due to lower net interest income, unfavorable fair value changes on our economic derivatives and trading securities, and an increase in voluntary contributions to housing and community investment programs, reflecting changes in the timing and availability of these programs compared to the corresponding period in the prior year.

Net income for the six months ended June 30, 2026 was $159 million, a net decrease of $5 million compared to the corresponding period in the prior year. The decrease was primarily due to lower net interest income and net realized gains on sales of certain AFS securities, partially offset by the decrease in voluntary contributions to housing and community investment programs, reflecting changes in the timing and availability of these programs compared to the corresponding period in the prior year.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended June 30,		Six Months Ended June 30,
Ratios (annualized)	2026	2025	2026	2025
Return on average assets	0.36%	0.43%	0.37%	0.40%
Return on average equity	6.70%	8.52%	6.87%	7.78%

The decline in the returns for the three and six months ended June 30, 2026 compared to the corresponding period in the prior year reflect proportionally greater increases in average balances relative to the decreases in net income.

Changes in Financial Condition for the Six Months Ended June 30, 2026. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	June 30, 2026	December 31, 2025	$ Change	% Change
Advances	$41,712	$39,611	$2,101	5%
Mortgage loans held for portfolio, net	13,035	12,444	591	5%
Cash and investments	34,882	33,429	1,453	5%
Other assets	799	776	23	3%
Total assets	$90,428	$86,260	$4,168	5%

Consolidated obligations	$83,724	$79,677	$4,047	5%
MRCS	208	282	(74)	(26)%
Other liabilities	1,794	1,747	47	3%
Total liabilities	85,726	81,706	4,020	5%

Capital stock	2,763	2,696	67	2%
Retained earnings	1,849	1,798	51	3%
Accumulated other comprehensive income	90	60	30	50%
Total capital	4,702	4,554	148	3%

Total liabilities and capital	$90,428	$86,260	$4,168	5%

Total assets at June 30, 2026 were $90.4 billion, a net increase of $4.2 billion, or 5%, from December 31, 2025, primarily driven by increases in advances and short-term investments of $2.1 billion and $1.1 billion, respectively.

Total capital at June 30, 2026 was $4.7 billion, a net increase of $148 million, or 3%, from December 31, 2025. The net increase resulted primarily from members' purchases of capital stock to support their advances activity and growth in retained earnings, partially offset by a repurchase of excess capital stock in the second quarter.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

Our board of directors seeks to reward our members with an appropriate return on their investment, particularly those who actively utilize our products and services. On July 28, 2026, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.50% and on Class B-1 non-activity-based stock at an annualized rate of 4.00%, resulting in a spread between the rates of 5.5 percentage points. The overall weighted-average annualized rate paid on member capital stock was 8.11%. The dividends were paid in cash on July 29, 2026.

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

Analysis of Results of Operations

Net Interest Income. The following tables presents average daily balances, interest income/expense, and average yields/cost of funds of our major categories of interest-earning assets and their funding sources ($ amounts in millions).

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$1,926	$18	3.69%	$3,959	$44	4.40%
Federal funds sold	5,222	48	3.68%	3,828	42	4.40%
MBS[2]	14,165	158	4.47%	13,150	171	5.23%
Other investment securities[2]	8,567	88	4.08%	8,474	99	4.70%
Advances	41,898	419	4.02%	40,939	483	4.73%
Mortgage loans held for portfolio[3]	12,789	138	4.34%	11,705	125	4.28%
Other assets (interest-earning)[4]	2,029	18	3.61%	2,157	23	4.27%
Total interest-earning assets	86,596	887	4.11%	84,212	987	4.70%
Other assets, net	307			78
Total assets	$86,903			$84,290

Liabilities and Capital:
Interest-bearing deposits	$945	8	3.48%	$909	9	4.16%
Discount notes	28,333	260	3.68%	24,595	264	4.30%
CO bonds	51,701	492	3.81%	53,316	582	4.38%
MRCS	224	3	5.56%	292	4	5.76%
Total interest-bearing liabilities	81,203	763	3.77%	79,112	859	4.36%
Other liabilities	1,051			955
Total capital	4,649			4,223
Total liabilities and capital	$86,903			$84,290

Net interest income		$124			$128

Net spread on interest-earning assets less interest-bearing liabilities			0.34%			0.34%

Net interest margin[5]			0.57%			0.61%

Average interest-earning assets to interest-bearing liabilities	1.07			1.06

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$3,046	$56	3.70%	$4,522	$99	4.40%
Federal funds sold	4,755	87	3.69%	3,325	72	4.40%
MBS[2]	14,075	314	4.50%	13,097	342	5.27%
Other investment securities[2]	8,543	174	4.09%	8,436	198	4.72%
Advances	40,820	816	4.03%	39,603	929	4.73%
Mortgage loans held for portfolio[3]	12,643	275	4.38%	11,394	241	4.26%
Other assets (interest-earning)[4]	1,931	34	3.60%	2,170	46	4.29%
Total interest-earning assets	85,813	1,756	4.13%	82,547	1,927	4.71%
Other assets, net	251			32
Total assets	$86,064			$82,579

Liabilities and Capital:
Interest-bearing deposits	$892	15	3.48%	$952	20	4.16%
Discount notes	27,492	503	3.69%	22,981	493	4.33%
CO bonds	51,757	987	3.85%	53,175	1,152	4.37%
MRCS	254	7	5.18%	315	9	5.66%
Total interest-bearing liabilities	80,395	1,512	3.79%	77,423	1,674	4.36%
Other liabilities	1,008			901
Total capital	4,661			4,255
Total liabilities and capital	$86,064			$82,579

Net interest income		$244			$253

Net spread on interest-earning assets less interest-bearing liabilities			0.34%			0.35%

Net interest margin[5]			0.57%			0.62%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

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

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$(20)	$(6)	$(26)	$(29)	$(14)	$(43)
Federal funds sold	14	(8)	6	27	(12)	15
MBS	13	(26)	(13)	24	(52)	(28)
Other investment securities	1	(12)	(11)	3	(27)	(24)
Advances	10	(74)	(64)	28	(141)	(113)
Mortgage loans held for portfolio	12	1	13	28	6	34
Other assets (interest-earning)	(1)	(4)	(5)	(5)	(7)	(12)
Total	29	(129)	(100)	76	(247)	(171)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	(1)	(1)	(2)	(3)	(5)
Discount notes	37	(41)	(4)	89	(79)	10
CO bonds	(17)	(73)	(90)	(30)	(135)	(165)
MRCS	(1)	—	(1)	(1)	(1)	(2)
Total	19	(115)	(96)	56	(218)	(162)

Increase (decrease) in net interest income	$10	$(14)	$(4)	$20	$(29)	$(9)

Average Balances. The average balances of interest-earning assets for the three months ended June 30, 2026 increased by 3% compared to the corresponding period in the prior year. The average balances of advances increased by 2% as a result of growth in advance demand. The average balances of mortgage loans increased by 9% as purchases from our members exceeded principal repayments by borrowers. The average balances of MBS increased by 8%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the three months ended June 30, 2026 increased by 3% compared to the corresponding period in the prior year. The average balances of discount notes increased by 15% while the average balances of CO bonds decreased by 3%, reflecting a change in the mix of funding.

The average balances of interest-earning assets for the six months ended June 30, 2026 increased by 4% compared to the corresponding period in the prior year. The average balances of advances increased by 3% as a result of growth in advance demand. The average balances of mortgage loans increased by 11% as purchases from our members exceeded principal repayments by borrowers. The average balances of MBS increased by 7%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the six months ended June 30, 2026 increased by 4% compared to the corresponding period in the prior year. The average balances of discount notes increased by 20% while the average balances of CO bonds decreased by 3%, reflecting a change in the mix of funding.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the three months ended June 30, 2026 was 4.11%, a decrease of 59 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the three months ended June 30, 2026 was 3.77%, a decrease of 59 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was no change in the net interest spread.

The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the six months ended June 30, 2026 was 4.13%, a decrease of 58 bps compared to the corresponding period in the prior year, resulting substantially from lower short-term market interest rates that led to lower yields on our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the six months ended June 30, 2026 was 3.79%, a decrease of 57 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower short-term market interest rates. The net effect was a decrease in the net interest spread of 1 bp.

Net interest margin for the three months ended June 30, 2026 was 0.57%, a decrease of 4 bps compared to the corresponding period in the prior year, reflecting a proportionally greater decrease in net interest income relative to the increase in interest-earning assets.

Net interest margin for the six months ended June 30, 2026 was 0.57%, a decrease of 5 bps compared to the corresponding period in the prior year, reflecting a proportionally greater increase in interest-earning assets relative to the decrease in net interest income.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2026	2025	2026	2025
Net gains on sales of AFS securities	$—	$—	$1	$3
Net gains (losses) on trading securities	(2)	2	(6)	9
Net gains (losses) on derivatives	1	—	5	(10)
Other, net	6	7	6	7

Total other income	$5	$9	$6	$9

The net decrease in total other income for the three months ended June 30, 2026 compared to the corresponding period in the prior year was primarily due to fair value changes on our economic derivatives and trading securities.

The net decrease in total other income for the six months ended June 30, 2026 compared to the corresponding period in the prior year was primarily due to a decrease in net realized gains on sales of certain AFS securities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Components	2026	2025	2026	2025
Compensation and benefits	$18	$17	$36	$34
Other operating expenses	10	10	19	18
Finance Agency and Office of Finance	3	3	6	7
Voluntary contributions to housing and community investment	10	5	10	17
Other	1	2	2	3

Total other expenses	$42	$37	$73	$79

The net increase in total other expenses for the three months ended June 30, 2026 compared to the corresponding period in the prior year was primarily due to an increase in voluntary contributions to housing and community investment, reflecting changes in the timing and availability of these programs.

The net decrease in total other expenses for the six months ended June 30, 2026 compared to the corresponding period in the prior year was primarily due to a decrease in voluntary contributions to housing and community investment, reflecting changes in the timing and availability of these programs.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Voluntary Contribution Components	2026	2025	2026	2025
Contributions to AHP	$—	$—	$—	$—
Grants and donations to affordable housing and community investment	9	4	9	15
Total voluntary contribution fulfillment	9	4	9	15
Supplemental voluntary contributions to AHP	1	1	1	2
Total voluntary contributions to housing and community investment	$10	$5	$10	$17

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

AHP Assessments. Our AHP assessment fluctuates in accordance with our net earnings. For the three months ended June 30, 2026, our AHP assessments were $9 million, a decrease of $1 million compared to the corresponding period in the prior year. For the six months ended June 30, 2026, our AHP assessments were $18 million, a decrease of $1 million compared to the corresponding period in the prior year.

For the six months ended June 30, 2026, the Bank's combined required and voluntary allocation totaled $28 million, a decrease of $8 million compared to the corresponding period in the prior year, primarily reflecting changes in the timing and availability of our voluntary housing and community investment programs.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	June 30, 2026		December 31, 2025
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$41,712	46%	$39,611	46%
Mortgage loans held for portfolio, net	13,035	14%	12,444	14%
Cash and short-term investments	12,150	14%	11,011	13%
Trading securities	1,096	1%	1,102	1%
MBS	14,170	16%	13,760	16%
Other investment securities	7,466	8%	7,556	9%
Other assets	799	1%	776	1%

Total assets	$90,428	100%	$86,260	100%

Total assets at June 30, 2026 were $90.4 billion, a net increase of $4.2 billion, or 5%, compared to December 31, 2025, primarily driven by increases in advances and short-term investments. The mix of our assets at June 30, 2026 remained relatively consistent with December 31, 2025.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at June 30, 2026, at carrying value, totaled $41.7 billion, a net increase of $2.1 billion, or 5%, compared to December 31, 2025. Advances outstanding, at par, totaled $41.9 billion, a net increase of $2.3 billion, or 6%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	June 30, 2026		December 31, 2025
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$20,123	48%	$19,512	49%
Credit unions	5,275	13%	5,151	13%
Former members	1,404	3%	1,400	4%
Total depository institutions	26,802	64%	26,063	66%

Insurance companies:
Insurance companies	15,109	36%	13,508	34%
Former members	5	—%	5	—%
Total insurance companies	15,114	36%	13,513	34%

CDFIs	3	—%	4	—%

Total advances outstanding	$41,919	100%	$39,580	100%

Advances outstanding, at par, to our depository members increased by $739 million, or 3%, and advances outstanding, at par, to our insurance company members increased by $1.6 billion, or 12%.

Our advances portfolio continues to be well-diversified with advances to commercial banks and savings institutions, credit unions, and insurance companies.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	June 30, 2026		December 31, 2025
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$6,605	16%	$7,387	19%
Due after 1 through 5 years	14,557	35%	13,629	34%
Due after 5 through 15 years	571	1%	639	2%
Thereafter	6	—%	8	—%
Total	21,739	52%	21,663	55%

Callable or prepayable
Due after 1 through 5 years	15	—%	10	—%
Due after 5 through 15 years	36	—%	36	—%
Total	51	—%	46	—%

Putable
Due in 1 year or less	75	—%	80	—%
Due after 1 through 5 years	1,815	5%	2,262	6%
Due after 5 through 15 years	1,863	4%	2,545	6%
Total	3,753	9%	4,887	12%

Total fixed-rate	25,543	61%	26,596	67%

Variable-rate:
Without call or put options
Due in 1 year or less	65	—%	102	—%
Due after 1 through 5 years	664	2%	630	2%
Due after 5 through 15 years	50	—%	—	—%
Total	779	2%	732	2%

Callable or prepayable
Due in 1 year or less	10,850	26%	7,527	19%
Due after 1 through 5 years	2,765	7%	2,796	7%
Due after 5 through 15 years	1,406	3%	1,411	4%
Thereafter	576	1%	518	1%
Total	15,597	37%	12,252	31%

Total variable-rate	16,376	39%	12,984	33%

Total advances	$41,919	100%	$39,580	100%

The mix of fixed- vs. variable-rate advances at June 30, 2026 changed compared to December 31, 2025, due primarily to member demand. At June 30, 2026 and December 31, 2025, fixed-rate advances included $21.1 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the six months ended June 30, 2026, the par value of advances due in one year or less increased by 17%, while advances due after one year decreased by 1%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 42% at June 30, 2026, an increase from 38% at December 31, 2025. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at June 30, 2026 totaled 49%, consistent with December 31, 2025.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Loans Activity	2026	2025	2026	2025
Balance, beginning of period	$12,356	$11,163	$12,207	$10,591
Purchases by Bank	969	927	1,549	1,744
Principal repayments by borrowers	(533)	(300)	(964)	(545)
Balance, end of period	$12,792	$11,790	$12,792	$11,790

Demand by our members to participate in our MPP continues to result in purchases outpacing principal repayments. Fluctuations in mortgage market rates over the past several months have resulted in higher levels of prepayments by our borrowers compared to the corresponding periods in the prior year.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	June 30, 2026		December 31, 2025
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$56	—%	$52	—%
Interest-bearing deposits	1,144	3%	1,327	4%
Securities purchased under agreements to resell	5,450	16%	4,550	14%
Federal funds sold	5,500	16%	5,082	15%
Total cash and short-term investments	12,150	35%	11,011	33%

Trading securities:
U.S. Treasury obligations	1,096	3%	1,102	3%
Total trading securities	1,096	3%	1,102	3%

Total liquidity investments	13,246	38%	12,113	36%

Other investment securities:
AFS securities:
U.S. Treasury obligations	6,440	18%	6,008	18%
GSE and TVA debentures	954	3%	1,474	4%
GSE multifamily MBS	8,249	24%	7,837	24%
Total AFS securities	15,643	45%	15,319	46%

HTM securities:
State housing agency obligations	72	—%	74	—%
Other U.S. obligations - guaranteed single-family MBS	3,111	9%	3,160	10%
GSE single-family MBS	2,385	7%	2,323	7%
GSE multifamily MBS	425	1%	440	1%
Total HTM securities	5,993	17%	5,997	18%

Total other investment securities	21,636	62%	21,316	64%

Total cash and investments, carrying value	$34,882	100%	$33,429	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advances activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at June 30, 2026 totaled $12.1 billion, a net increase of $1.1 billion, or 10%, from December 31, 2025.

The Bank purchases certain U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at June 30, 2026 totaled $1.1 billion, a decrease of $6 million, or less than 1%, from December 31, 2025.

Liquidity investments at June 30, 2026 totaled $13.2 billion, a net increase of $1.1 billion, or 9%, from December 31, 2025. As a result, liquidity investments as a percent of total cash and investments increased from December 31, 2025.

Other Investment Securities. AFS securities at June 30, 2026 totaled $15.6 billion, a net increase of $324 million, or 2%, from December 31, 2025, primarily due to purchases of GSE MBS and U.S. Treasury obligations, partially offset by maturities and sales.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at June 30, 2026 totaled $97 million, compared to net unrealized gains at December 31, 2025 of $68 million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at June 30, 2026 totaled $6.0 billion, a net decrease of $4 million, or less than 1%, from December 31, 2025, primarily due to maturities of Agency MBS, partially offset by purchases of Agency MBS.

Net unrecognized gains on HTM securities at June 30, 2026 totaled $10 million, compared to net unrecognized losses of $(17) million at December 31, 2025, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	June 30, 2026		December 31, 2025
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$7,372	47%	$7,453	49%
Total MBS fixed-rate	8,174	53%	7,798	51%

Total AFS securities	$15,546	100%	$15,251	100%

HTM Securities:
Total non-MBS fixed-rate	$72	1%	$74	1%
Total MBS fixed-rate	189	3%	191	3%
Total MBS variable-rate	5,732	96%	5,732	96%

Total HTM securities	$5,993	100%	$5,997	100%

AFS and HTM securities:
Total fixed-rate	$15,807	73%	$15,516	73%
Total variable-rate	5,732	27%	5,732	27%

Total AFS and HTM securities	$21,539	100%	$21,248	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at June 30, 2026 remained consistent with December 31, 2025. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at June 30, 2026 were $85.7 billion, a net increase of $4.0 billion, or 5%, from December 31, 2025.

Deposits (Liabilities). Total deposits at June 30, 2026 were $844 million, a net increase of $105 million, or 14%, from December 31, 2025. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at June 30, 2026 totaled $83.7 billion, a net increase of $4.0 billion, or 5%, from December 31, 2025, which reflected increased funding needs associated with the net increase in the Bank's total assets.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	June 30, 2026		December 31, 2025
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$32,930	39%	$27,554	34%
CO bonds	22,116	26%	25,317	32%
Total due in 1 year or less	55,046	65%	52,871	66%
Long-term CO bonds	29,314	35%	27,416	34%

Total consolidated obligations	$84,360	100%	$80,287	100%

The mix of our funding remained relatively consistent with December 31, 2025. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At June 30, 2026 and December 31, 2025, callable CO bonds were 45% and 43% of total CO bonds outstanding, respectively.

At June 30, 2026 and December 31, 2025, 59% and 62%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	June 30, 2026	December 31, 2025
Advances	$21,054	$21,959
Investments	17,642	17,209
Mortgage loans MDCs	514	521
CO bonds	16,234	17,786
Discount notes	12,715	14,690

Total notional outstanding	$68,159	$72,165

The total notional amount outstanding at June 30, 2026 decreased compared to December 31, 2025. The decrease in derivatives hedging discount notes was primarily due to actual and anticipated changes in the interest rate environment, which made swapping discount notes less attractive, while the decrease in derivatives hedging CO bonds was primarily due to a decrease in fixed-rate CO bonds outstanding.

Total Capital. Total capital at June 30, 2026 was $4.7 billion, a net increase of $148 million, or 3%, from December 31, 2025. The net increase resulted primarily from members' purchases of capital stock to support their advances activity and growth in retained earnings, partially offset by the Bank's repurchase of excess capital stock in the second quarter.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	June 30, 2026	December 31, 2025
Capital stock	59%	59%
Retained earnings	39%	40%
Accumulated other comprehensive income (loss)	2%	1%
Total GAAP capital	100%	100%

The components of GAAP capital at June 30, 2026 remained relatively consistent with December 31, 2025.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	June 30, 2026	December 31, 2025
Total GAAP capital	$4,702	$4,554
Exclude: Accumulated other comprehensive (income) loss	(90)	(60)
Include: MRCS	208	282
Total regulatory capital	$4,820	$4,776

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the six months ended June 30, 2026, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $298.6 billion.

Changes in Cash Flow. Net cash provided by operating activities for the six months ended June 30, 2026 was $507 million, compared to net cash used in operating activities for the six months ended June 30, 2025 of $(291) million. The net change of $798 million was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	June 30, 2026		December 31, 2025
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,331	45%	$1,321	45%
Credit unions	513	17%	510	17%
Total depository institutions	1,844	62%	1,831	62%
Insurance companies	919	31%	865	29%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,763	93%	2,696	91%

MRCS:
Depository institutions	206	7%	280	9%
Insurance companies	2	—%	2	—%
Total MRCS	208	7%	282	9%

Total regulatory capital stock	$2,971	100%	$2,978	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	June 30, 2026	December 31, 2025
Required capital stock:
Member capital stock	$2,165	$2,055
MRCS	64	63
Total required capital stock	2,229	2,118

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	598	603
Member capital stock subject to outstanding redemption requests	—	38
MRCS	144	219
Total excess capital stock	742	860

Total regulatory capital stock	$2,971	$2,978

Excess stock as a percentage of regulatory capital stock	25%	29%

The net decrease in total regulatory capital stock was primarily driven by the repurchase of $200 million par value of excess capital stock from shareholders in April 2026 to reduce the amount of excess stock relative to total assets, substantially offset by members' purchases of capital stock to support their advances activity.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted-average dividend rate[1]	7.67%	7.87%	7.68%	7.84%
Dividend payout ratio[2]	69.02%	56.87%	67.54%	62.25%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at June 30, 2026 and December 31, 2025 ($ amounts in millions).

Risk-Based Capital Components	June 30, 2026	December 31, 2025
Credit risk	$196	$200
Market risk	539	677
Operational risk	221	263

Total risk-based capital requirement	$956	$1,140

Permanent capital	$4,820	$4,776

Permanent capital as a percentage of required risk-based capital	504%	419%

The decrease in our total risk-based capital requirement was primarily attributable to a reduction in the market risk component, largely resulting from changes to the discount curves used in the market risk calculation. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at June 30, 2026 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments. Certain significant regulatory actions and developments not previously reported are summarized below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in our 2025 Form 10-K and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in our quarterly report on Form 10-Q for the period ended March 31, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. For example, the Finance Agency recently rescinded guidance related to establishing a target ratio of advances and mortgage assets compared to consolidated obligations, providing us more discretion for developing our strategic business plan with respect to core mission assets. Additionally, the Finance Agency proposed to repeal the new business activity rule, which currently requires the Finance Agency’s non-objection before we undertake certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve separately published a third proposed rulemaking applicable only to global systemically important banking organizations, that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the "Basel III Endgame". Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to those acquired member asset loans sold to the FHLBanks), and collateral eligible to be pledged as security for FHLBank advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for us. We continue to evaluate the potential impact of these proposed rules on our financial condition and results of operation.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the "Act") became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. We are reviewing how the various reforms brought by the Act could impact collateral held by large institutional investors that is eligible to be pledged to us, demand for and use of our advances due to more relaxed regulation around brokered deposits, and our business, operations and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, to us, and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, see Item 1A. Risk Factors in our 2025 Form 10-K.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of June 30, 2026, our top borrower held 15% of total advances outstanding, at par, and our top five borrowers held 47% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	June 30, 2026
Borrower	Amount	% of Total
Old National Bank	$6,151	15%
Delaware Life Insurance Company	4,963	12%
Merchants Bank of Indiana	4,203	10%
First National Bank of America	2,334	5%
Jackson National Life Insurance Company	1,938	5%
Subtotal - five largest borrowers	19,589	47%
Next five largest borrowers	7,651	18%
Remaining borrowers	14,679	35%
Total advances, par value	$41,919	100%

Because of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

For the three and six months ended June 30, 2026 and 2025, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

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

	June 30, 2026
Country	AA	A	Total
Domestic	$422	$1,472	$1,894
Australia	1,800	—	1,800
Canada	—	2,250	2,250
Germany	350	—	350
Netherlands	—	350	350
Total unsecured credit exposure	$2,572	$4,072	$6,644

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At June 30, 2026, these investments totaled 302% of total regulatory capital. During the six months ended June 30, 2026, we were in compliance with this regulatory limit at the time of our purchases of MBS and were not required to sell any previously purchased MBS. However, the opportunity to further enhance our earnings by purchasing additional MBS will not be available until our ratio falls below 300%.

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

	June 30, 2026
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$422	$722	$—	$1,144
Securities purchased under agreements to resell	2,800	2,250	400	5,450
Federal funds sold	2,150	3,350	—	5,500
Total short-term investments	5,372	6,322	400	12,094

Trading securities:
U.S. Treasury obligations	1,096	—	—	1,096
Total trading securities	1,096	—	—	1,096

Other investment securities:
U.S. Treasury obligations	6,440	—	—	6,440
GSE and TVA debentures	954	—	—	954
State housing agency obligations	72	—	—	72
GSE MBS	11,059	—	—	11,059
Other U.S. obligations-guaranteed MBS	3,111	—	—	3,111
Total other investment securities	21,636	—	—	21,636

Total investments, carrying value	$28,104	$6,322	$400	$34,826

Percentage of total	81%	18%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Six Months Ended
LRA Activity	June 30, 2026
Liability, beginning of period	$284
Additions	17
Claims paid	—
Distributions to Participating Financial Institutions	(8)
Liability, end of period	$293

Mortgage Loan Concentration. During the six months ended June 30, 2026, our top-selling PFI sold us mortgage loans totaling $158 million, or 10% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 44% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the three and six months ended June 30, 2026 and 2025, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the U.S. Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	June 30, 2026
Michigan	41%
Indiana	34%
Kentucky	3%
Florida	3%
California	2%
All others	17%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	June 30, 2026
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$10,249	$140	$(132)	$8
Cleared derivatives	39,296	33	417	450
Liability positions with credit exposure
Uncleared derivatives - AA	351	(8)	9	1
Uncleared derivatives - A	127	(1)	1	—
Total derivative positions with credit exposure to non-member counterparties	50,023	164	295	459
Total derivative positions with credit exposure to member institutions	124	—	—	—
Subtotal - derivative positions with credit exposure	50,147	$164	$295	$459
Derivative positions without credit exposure	18,012

Total derivative positions	$68,159

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	June 30, 2026
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,123	$4,977	$4,896	$4,831	$4,738
Percent change in MVE from base	4.6%	1.6%	—%	(1.3)%	(3.2)%
MVE/book value of equity	104.3%	101.4%	99.7%	98.4%	96.5%
Duration of equity	3.1	2.3	1.3	1.6	2.3

	December 31, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,031	$4,888	$4,788	$4,700	$4,615
Percent change in MVE from base	5.1%	2.1%	—%	(1.8)%	(3.6)%
MVE/book value of equity	104.0%	101.1%	99.0%	97.2%	95.4%
Duration of equity	2.9	2.5	1.9	1.9	1.8

The changes in these key metrics from December 31, 2025 resulted from the changes in market value of the Bank's assets and liabilities in response to changes in portfolio composition and our hedging strategies, model updates, and changes in the market environment.

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

As of June 30, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

10.1+
Severance and Release Agreement between Federal Home Loan Bank of Indianapolis and Deron Streitenberger, effective April 23, 2026, incorporated by reference to Exhibit 10.1 to the Bank's Current Report on Form 8-K/A (Commission File No. 000-51404) filed on April 28, 2026

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

August 6, 2026	By:	/s/ STEPHANIE L. LESNET
	Name:	Stephanie L. Lesnet
	Title:	Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)