Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Indianapolis
filed 2026-11-10
CIK 1331754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐  Yes            ☒  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2026
Class A Stock, par value $100	—
Class B Stock, par value $100	30,310,685

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
•our ability to develop, implement and support technology and information systems sufficient to manage our business effectively and prevent or mitigate the impact of cyber attacks, including attacks driven by artificial intelligence;
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

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Federal Home Loan Bank of Indianapolis
Statements of Condition
(Unaudited, $ amounts in thousands, except par value)

	September 30, 2026	December 31, 2025
Assets:
Cash and due from banks	$54,833	$51,896
Interest-bearing deposits	1,371,702	1,326,716
Securities purchased under agreements to resell	4,400,000	4,550,000
Federal funds sold	5,978,000	5,082,000
Trading securities (Note 3)	666,526	1,101,519
Available-for-sale securities (amortized cost of $14,666,224 and $15,251,368) (Note 3)	14,759,078	15,319,045
Held-to-maturity securities (fair values of $5,947,993 and $5,979,915) (Note 3)	5,992,141	5,997,006
Advances (Note 4)	38,603,710	39,611,215
Mortgage loans held for portfolio, net (Note 5)	13,492,166	12,443,814
Accrued interest receivable	248,420	233,741
Derivative assets, net (Note 6)	413,926	445,491
Other assets	93,533	97,360

Total assets	$86,074,035	$86,259,803

Liabilities:
Deposits	$736,253	$738,905
Consolidated obligations (Note 7):
Discount notes	26,885,499	27,430,651
Bonds	52,557,079	52,246,637
Total consolidated obligations, net	79,442,578	79,677,288
Accrued interest payable	330,165	329,611
Affordable Housing Program payable	98,984	105,533
Derivative liabilities, net (Note 6)	6,087	935
Mandatorily redeemable capital stock (Note 8)	207,474	282,294
Other liabilities	493,199	571,377

Total liabilities	81,314,740	81,705,943

Commitments and contingencies (Note 11)

Capital (Note 8):
Capital stock (putable at par value of $100 per share):
Class B issued and outstanding shares: 28,021,098 and 26,961,546	2,802,110	2,696,155
Retained earnings:
Unrestricted	1,293,032	1,266,674
Restricted	578,529	531,170
Total retained earnings	1,871,561	1,797,844
Total accumulated other comprehensive income (Note 9)	85,624	59,861

Total capital	4,759,295	4,553,860

Total liabilities and capital	$86,074,035	$86,259,803
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Income:
Advances	$415,716	$472,607	$1,232,102	$1,401,986
Interest-bearing deposits	17,987	22,847	52,426	68,781
Securities purchased under agreements to resell	19,085	40,280	75,015	138,941
Federal funds sold	50,310	52,042	137,264	124,536
Trading securities	8,568	10,473	29,355	31,210
Available-for-sale securities	169,897	186,568	503,408	551,580
Held-to-maturity securities	66,332	78,081	199,131	231,628
Mortgage loans held for portfolio	151,493	133,711	426,271	374,595
Total interest income	899,388	996,609	2,654,972	2,923,257

Interest Expense:
Consolidated obligation discount notes	256,050	262,993	758,756	756,014
Consolidated obligation bonds	501,582	586,788	1,488,763	1,738,324
Deposits	9,176	10,057	24,559	29,707
Mandatorily redeemable capital stock	2,976	4,236	9,511	13,083
Total interest expense	769,784	864,074	2,281,589	2,537,128

Net interest income	129,604	132,535	373,383	386,129
Provision for (reversal of) credit losses	(9)	(46)	(35)	(52)

Net interest income after provision for (reversal of) credit losses	129,613	132,581	373,418	386,181

Other Income:
Net gains on sales of available-for-sale securities	—	—	557	2,704
Net gains (losses) on trading securities	(2,342)	2,060	(8,039)	11,313
Net gains (losses) on derivatives	4,275	936	9,018	(8,997)
Other, net	436	5,171	7,098	12,121
Total other income	2,369	8,167	8,634	17,141

Other Expenses:
Compensation and benefits	16,380	16,880	52,340	51,346
Other operating expenses	10,116	9,221	28,671	27,199
Federal Housing Finance Agency	1,529	1,793	4,588	5,378
Office of Finance	1,353	878	4,493	4,246
Voluntary contributions to housing and community investment	14,496	13,372	24,453	29,956
Other, net	1,120	1,690	3,347	4,839
Total other expenses	44,994	43,834	117,892	122,964

Income before assessments	86,988	96,914	264,160	280,358

Affordable Housing Program assessments	8,996	10,115	27,367	29,344

Net income	$77,992	$86,799	$236,793	$251,014
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Comprehensive Income
(Unaudited, $ amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$77,992	$86,799	$236,793	$251,014

Other Comprehensive Income:

Net change in unrealized gains (losses) on available-for-sale securities	(4,049)	35,586	25,177	(3,807)

Pension benefits, net	30	319	586	1,667

Total other comprehensive income (loss)	(4,019)	35,905	25,763	(2,140)

Total comprehensive income	$73,973	$122,704	$262,556	$248,874

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Three Months Ended September 30, 2026 and 2025
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, June 30, 2026	27,628	$2,762,793	$1,286,465	$562,931	$1,849,396	$89,643	$4,701,832

Comprehensive income (loss)			62,394	15,598	77,992	(4,019)	73,973

Proceeds from issuance of capital stock	393	39,317					39,317

Cash dividends on capital stock (8.11% annualized)			(55,827)	—	(55,827)		(55,827)

Balance, September 30, 2026	28,021	$2,802,110	$1,293,032	$578,529	$1,871,561	$85,624	$4,759,295

Balance, June 30, 2025	26,122	$2,612,223	$1,246,516	$499,205	$1,745,721	$(42,885)	$4,315,059

Comprehensive income			69,439	17,360	86,799	35,905	122,704

Proceeds from issuance of capital stock	527	52,626					52,626

Shares reclassified to mandatorily redeemable capital stock, net	2	243					243

Cash dividends on capital stock (8.40% annualized)			(53,403)	—	(53,403)		(53,403)

Balance, September 30, 2025	26,651	$2,665,092	$1,262,552	$516,565	$1,779,117	$(6,980)	$4,437,229

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Capital
Nine Months Ended September 30, 2026 and 2025
(Unaudited, $ amounts and shares in thousands)

	Capital Stock		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total

Balance, December 31, 2025	26,961	$2,696,155	$1,266,674	$531,170	$1,797,844	$59,861	$4,553,860

Comprehensive income			189,434	47,359	236,793	25,763	262,556

Proceeds from issuance of capital stock	2,314	231,400					231,400

Redemption/repurchase of capital stock	(1,251)	(125,085)					(125,085)

Shares reclassified to mandatorily redeemable capital stock, net	(3)	(360)					(360)

Cash dividends on capital stock (7.99% annualized)			(163,076)	—	(163,076)		(163,076)

Balance, September 30, 2026	28,021	$2,802,110	$1,293,032	$578,529	$1,871,561	$85,624	$4,759,295

Balance, December 31, 2024	25,554	$2,555,394	$1,217,750	$466,362	$1,684,112	$(4,840)	$4,234,666

Comprehensive income (loss)			200,811	50,203	251,014	(2,140)	248,874

Proceeds from issuance of capital stock	2,383	238,254					238,254

Redemption/repurchase of capital stock	(1,034)	(103,397)					(103,397)

Shares reclassified to mandatorily redeemable capital stock, net	(252)	(25,159)					(25,159)

Cash dividends on capital stock (8.23% annualized)			(156,009)	—	(156,009)		(156,009)

Balance, September 30, 2025	26,651	$2,665,092	$1,262,552	$516,565	$1,779,117	$(6,980)	$4,437,229

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$236,793	$251,014
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization and depreciation	46,855	24,383
Changes in net derivative and hedging activities	817,109	(518,283)
Provision for (reversal of) credit losses	(35)	(52)
Net (gains) losses on trading securities	8,039	(11,313)
Net (gains) on sales of available-for-sale securities	(557)	(2,704)
Net changes in:
Accrued interest receivable	(14,611)	(21,575)
Other assets	271	(6,003)
Accrued interest payable	986	(36,044)
Other liabilities	6,969	80,186
Total adjustments, net	865,026	(491,405)

Net cash provided by (used in) operating activities	1,101,819	(240,391)

Investing Activities:
Net change in:
Interest-bearing deposits	(29,532)	(243,058)
Securities purchased under agreements to resell	150,000	600,000
Federal funds sold	(896,000)	(691,000)
Trading securities:
Proceeds from maturities	525,000	—
Purchases	(98,047)	—
Available-for-sale securities:
Proceeds from paydowns and maturities	1,202,418	225,991
Proceeds from sales	391,152	221,292
Purchases	(1,741,468)	(504,448)
Held-to-maturity securities:
Proceeds from paydowns and maturities	609,037	525,141
Purchases	(607,263)	(858,101)
Advances, net	465,182	1,136,994
Mortgage loans held for portfolio:
Principal collections	1,344,332	903,102
Purchases from members	(2,432,915)	(2,498,609)
Purchases of premises, software, and equipment	(1,427)	(7,217)
Loans to other Federal Home Loan Banks:
Principal repayments	65,000	1,035,000
Disbursements	(65,000)	(1,035,000)

Net cash (used in) provided by investing activities	(1,119,531)	(1,189,913)
(continued)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Indianapolis
Statements of Cash Flows, continued
(Unaudited, $ amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Financing Activities:
Net change in deposits	173,258	(137,981)
Net proceeds on derivative contracts with financing elements	14,069	5,790
Net proceeds from issuance of consolidated obligations:
Discount notes	400,731,156	594,559,113
Bonds	23,819,827	24,113,449
Payments for matured and retired consolidated obligations:
Discount notes	(401,272,025)	(591,625,942)
Bonds	(23,313,695)	(25,347,720)
Loans from other Federal Home Loan Banks:
Proceeds from borrowings	4,500,000	1,250,000
Principal repayments	(4,500,000)	(1,250,000)
Proceeds from issuance of capital stock	231,400	238,254
Payments for redemption/repurchase of capital stock	(125,085)	(103,397)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(75,180)	(105,800)
Dividend payments on capital stock	(163,076)	(156,009)

Net cash provided by financing activities	20,649	1,439,757

Net increase in cash and due from banks	2,937	9,453

Cash and due from banks at beginning of period	51,896	70,849

Cash and due from banks at end of period	$54,833	$80,302

Supplemental Disclosures:
Cash activity: Interest payments	$2,290,187	$2,628,399
Cash activity: Affordable Housing Program payments	42,362	29,439
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

The financial statements contain all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank's financial position, results of operations, and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full calendar year or any other interim period.

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

Reclassifications. We have reclassified certain amounts reported in prior periods to conform to the current period presentation. The reclassification had no effect on total assets, total liabilities, total capital, net income, total comprehensive income, or net cash flows.

Significant Accounting Policies. Our significant accounting policies and certain other disclosures are set forth in our 2025 Form 10-K in Note 1 - Summary of Significant Accounting Policies. There have been no significant changes to these policies through September 30, 2026.

Note 2 - Recently Adopted and Issued Accounting Guidance

Recently Adopted Accounting Guidance

We did not adopt any new accounting guidance during the three and nine months ended September 30, 2026.

Recently Issued Accounting Guidance

Financial Instruments—Credit Losses (Topic 326): Purchased Loans (ASU 2025-08). On November 12, 2025, the FASB issued guidance broadening the population of financial assets that are within the scope of the gross-up approach under ASC 326 to include purchased seasoned loans.

The adoption of this guidance, which is effective for interim and annual reporting periods beginning after December 15, 2026, will have no effect on our financial condition, results of operations, or cash flows.

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

The adoption of this guidance, which is effective for interim and annual reporting periods beginning after December 15, 2026, will have no effect on our financial condition, results of operations, and cash flows.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 3 - Investments

Investment Securities.

Trading Securities.

Major Security Types. At September 30, 2026 and December 31, 2025, our trading securities consisted entirely of U.S. Treasury obligations with a total estimated fair value of $666,526 and $1,101,519, respectively.

Net Gains (Losses) on Trading Securities. The following table presents net gains (losses) on trading securities, excluding any offsetting effect of gains (losses) on the associated derivatives.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses) on trading securities held at period end	$(1,694)	$2,060	$(4,685)	$11,313
Net gains (losses) on trading securities that matured/sold during the period	(648)	—	(3,354)	—
Net gains (losses) on trading securities	$(2,342)	$2,060	$(8,039)	$11,313

Available-for-Sale Securities.

Major Security Types. The following table presents our AFS securities by type of security.

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$6,227,629	$22,660	$—	$6,250,289
GSE and TVA debentures	690,565	3,478	—	694,043
GSE multifamily MBS	7,748,030	69,632	(2,916)	7,814,746
Total AFS securities	$14,666,224	$95,770	$(2,916)	$14,759,078

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Security Type	Cost [1]	Gains	Losses	Fair Value
U.S. Treasury obligations	$5,987,156	$21,148	$—	$6,008,304
GSE and TVA debentures	1,466,126	8,094	—	1,474,220
GSE multifamily MBS	7,798,086	45,154	(6,719)	7,836,521
Total AFS securities	$15,251,368	$74,396	$(6,719)	$15,319,045
1    At September 30, 2026 and December 31, 2025, includes net unamortized discounts of $(101,148) and $(129,980), respectively, and fair-value hedging basis adjustments of $(1,069,562) and $(406,176), respectively. Excludes accrued interest receivable at September 30, 2026 and December 31, 2025 of $81,072 and $69,614, respectively.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Unrealized Loss Positions. The following table presents our impaired AFS securities, aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$492,171	$(735)	$563,159	$(2,181)	$1,055,330	$(2,916)
Total	$492,171	$(735)	$563,159	$(2,181)	$1,055,330	$(2,916)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Security Type	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE multifamily MBS	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)
Total	$128,855	$(316)	$1,287,087	$(6,403)	$1,415,942	$(6,719)

Contractual Maturity. The amortized cost and estimated fair value of our non-MBS AFS securities are presented below by contractual maturity. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

	September 30, 2026		December 31, 2025
	Amortized	Estimated	Amortized	Estimated
Year of Contractual Maturity	Cost	Fair Value	Cost	Fair Value
Non-MBS:
Due in 1 year or less	$433,888	$434,591	$869,162	$871,341
Due after 1 year through 5 years	4,364,950	4,383,193	5,199,156	5,219,250
Due after 5 years through 10 years	2,119,356	2,126,548	1,384,964	1,391,933
Total non-MBS	6,918,194	6,944,332	7,453,282	7,482,524
Total MBS	7,748,030	7,814,746	7,798,086	7,836,521
Total AFS securities	$14,666,224	$14,759,078	$15,251,368	$15,319,045

Realized Gains and Losses. The following table presents our proceeds from, and gross gains and losses on, sales of AFS securities. All of the sales were for strategic and economic reasons. Gross gains and losses exclude swap termination fees received and were determined by the specific identification method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$—	$—	$391,152	$221,292

Gross gains on sales	$—	$—	$557	$2,704
Gross (losses) on sales	—	—	—	—
Net gains on sales of AFS securities	$—	$—	$557	$2,704

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Held-to-Maturity Securities.

Major Security Types. The following table presents our HTM securities by type of security.

	September 30, 2026
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$71,935	$—	$(9,361)	$62,574
MBS:
Other U.S. obligations - guaranteed single-family	3,028,286	22,308	(8,530)	3,042,064
GSE single-family	2,467,186	832	(47,271)	2,420,747
GSE multifamily	424,734	—	(2,126)	422,608
Total MBS	5,920,206	23,140	(57,927)	5,885,419
Total HTM securities	$5,992,141	$23,140	$(67,288)	$5,947,993

	December 31, 2025
		Gross	Gross
		Unrecognized	Unrecognized	Estimated
	Amortized	Holding	Holding	Fair
Security Type	Cost [1]	Gains	Losses	Value
Non-MBS:
State housing agency obligations	$73,544	$551	$(1,890)	$72,205
MBS:
Other U.S. obligations - guaranteed single-family	3,159,733	14,468	(11,472)	3,162,729
GSE single-family	2,323,569	3,894	(20,802)	2,306,661
GSE multifamily	440,160	—	(1,840)	438,320
Total MBS	5,923,462	18,362	(34,114)	5,907,710
Total HTM securities	$5,997,006	$18,913	$(36,004)	$5,979,915

1    Carrying value equals amortized cost, which includes net unamortized premiums at September 30, 2026 and December 31, 2025 of $4,726 and $8,480, respectively. Excludes accrued interest receivable at September 30, 2026 and December 31, 2025 of $8,719 and $8,906, respectively.

Contractual Maturity. The maturities of our investments in state housing agency obligations extend beyond 10 years. MBS are not presented by contractual maturity because their actual maturities will likely differ from their contractual maturities as borrowers have the right to prepay their obligations with or without prepayment fees.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 4 - Advances

The following table presents our advances outstanding by redemption term.

	September 30, 2026		December 31, 2025
Redemption Term	Amount	WAIR %	Amount	WAIR %
Due in 1 year or less	$16,267,760	3.93	$15,096,376	3.71
Due after 1 through 2 years	6,207,262	4.00	5,249,047	3.89
Due after 2 through 3 years	4,131,553	4.15	5,172,247	3.95
Due after 3 through 4 years	4,136,440	3.72	3,983,876	4.09
Due after 4 through 5 years	4,120,578	3.97	4,922,841	3.62
Thereafter	4,251,543	3.75	5,155,910	3.59
Total advances, par value	39,115,136	3.93	39,580,297	3.78
Unamortized discounts	(4,810)		(5,473)
Fair-value hedging basis adjustments, net	(506,470)		38,005
Unamortized swap termination fees associated with modified advances, net of deferred prepayment fees	(146)		(1,614)
Total advances[1]	$38,603,710		$39,611,215

1    Carrying value equals amortized cost, which excludes accrued interest receivable at September 30, 2026 and December 31, 2025 of $59,207 and $61,691, respectively.

The following table presents our advances outstanding by the earlier of the redemption date or the next call date and next put date.

	Earlier of Redemption or Next Call Date		Earlier of Redemption or Next Put Date
Term	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Due in 1 year or less	$20,204,704	$19,831,080	$18,402,110	$19,345,726
Due after 1 through 2 years	5,774,359	4,125,587	6,525,262	5,519,147
Due after 2 through 3 years	3,972,203	4,546,844	3,902,304	4,799,247
Due after 3 through 4 years	3,766,040	3,550,426	4,021,440	3,399,626
Due after 4 through 5 years	3,213,503	4,334,931	3,495,577	3,880,741
Thereafter	2,184,327	3,191,429	2,768,443	2,635,810
Total advances, par value	$39,115,136	$39,580,297	$39,115,136	$39,580,297

Advance Concentrations. At September 30, 2026 and December 31, 2025, our top borrower held 13% and 15%, respectively, and our top five borrowers held 44% and 43%, respectively, of total advances outstanding at par.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 5 - Mortgage Loans Held for Portfolio

The following tables present information on our mortgage loans held for portfolio by term and type.

Term	September 30, 2026	December 31, 2025
Fixed-rate long-term mortgages	$12,724,220	$11,629,354
Fixed-rate medium-term[1] mortgages	523,756	578,035
Total mortgage loans held for portfolio, UPB	13,247,976	12,207,389
Unamortized premiums	266,179	254,899
Unamortized discounts	(16,777)	(15,779)
Hedging basis adjustments, net	(5,112)	(2,570)
Total mortgage loans held for portfolio	13,492,266	12,443,939
Allowance for credit losses	(100)	(125)
Total mortgage loans held for portfolio, net[2]	$13,492,166	$12,443,814
1    Defined as a term of 15 years or less at origination.
2    Excludes accrued interest receivable at September 30, 2026 and December 31, 2025 of $89,022 and $80,370, respectively.

Type	September 30, 2026	December 31, 2025
Conventional	$12,787,573	$11,820,916
Government-guaranteed or -insured	460,403	386,473
Total mortgage loans held for portfolio, UPB	$13,247,976	$12,207,389

Credit Quality Indicators for Conventional Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at September 30, 2026 and December 31, 2025 totaled $81,030 and $87,332, respectively. Amounts are based on amortized cost, which excludes accrued interest receivable.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 6 - Derivatives and Hedging Activities

The following table presents the notional amount and estimated fair value of our derivative assets and liabilities.

	September 30, 2026			December 31, 2025
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest-rate swaps	$60,832,500	$650,510	$662,568	$64,976,941	$389,237	$552,430
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	2,324,135	38	352	6,336,000	280	—
Interest-rate swaptions	600,000	508	—	400,000	30	—
Interest-rate caps/floors	511,650	3,483	—	331,100	224	—
Interest-rate forwards	72,800	1,814	1	62,100	—	234
MDCs	75,009	—	976	59,244	96	4
Total derivatives not designated as hedging instruments	3,583,594	5,843	1,329	7,188,444	630	238
Total derivatives before adjustments	$64,416,094	656,353	663,897	$72,165,385	389,867	552,668
Netting adjustments and cash collateral[1]		(242,427)	(657,810)		55,624	(551,733)
Total derivatives, net, at estimated fair value		$413,926	$6,087		$445,491	$935

1    Represents the application of the netting requirements that allow us to settle (i) positive and negative positions and (ii) cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral pledged to counterparties at September 30, 2026 and December 31, 2025, including accrued interest, totaled $703,555 and $719,187, respectively. Cash collateral received from counterparties and held at September 30, 2026 and December 31, 2025, including accrued interest, totaled $288,172 and $111,829, respectively.

Managing Credit Risk on Derivatives. We are subject to credit risk due to the risk of nonperformance by the counterparties to our derivative transactions.

Uncleared Derivatives. We had no securities pledged or received as initial margin at September 30, 2026. At December 31, 2025, we had securities pledged as initial margin of $1,950 and received securities as initial margin of $1,100, neither of which can be sold or repledged absent the occurrence of certain events.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents separately the estimated fair value of our derivative instruments meeting and not meeting netting requirements, including the effect of the related collateral.

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount
Uncleared	$644,393	$659,280	$360,468	$549,572
Cleared	11,960	3,641	29,303	3,092
Total gross recognized amount	656,353	662,921	389,771	552,664
Gross amounts of netting adjustments and cash collateral
Uncleared	(639,588)	(654,169)	(348,819)	(548,641)
Cleared	397,161	(3,641)	404,443	(3,092)
Total gross amounts of netting adjustments and cash collateral	(242,427)	(657,810)	55,624	(551,733)
Net amounts after netting adjustments and cash collateral
Uncleared	4,805	5,111	11,649	931
Cleared	409,121	—	433,746	—
Total net amounts after netting adjustments and cash collateral	413,926	5,111	445,395	931
Derivative instruments not meeting netting requirements (MDCs)	—	976	96	4
Total derivatives, net, at estimated fair value	$413,926	$6,087	$445,491	$935

The following table presents the impact of our active and discontinued qualifying fair-value hedging relationships on net interest income by hedged item, excluding any offsetting interest income/expense of the associated hedged items.

	Three Months Ended September 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$17,146	$44,767	$577	$(39,212)
Net gains (losses) on derivatives²	297,407	362,579	(802)	(183,815)
Net gains (losses) on hedged items³	(294,682)	(374,933)	870	184,451
Price alignment interest	(2,787)	(2,926)	(257)	(6)
Net impact on net interest income	$17,084	$29,487	$388	$(38,582)

Total interest income (expense) recorded in the statement of income[4]	$415,716	$169,897	$(256,050)	$(501,582)

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

	Three Months Ended September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$65,439	$85,133	$(186)	$(94,277)
Net gains (losses) on derivatives²	(33,504)	(24,216)	306	102,001
Net gains (losses) on hedged items³	33,707	9,243	348	(102,356)
Price alignment interest	(262)	(2,969)	(4)	(128)
Net impact on net interest income	$65,380	$67,191	$464	$(94,760)

Total interest income (expense) recorded in the statement of income[4]	$472,607	$186,568	$(262,993)	$(586,788)

	Nine Months Ended September 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$57,048	$139,542	$1,473	$(137,605)
Net gains (losses) on derivatives²	511,618	464,836	(2,053)	(200,730)
Net gains (losses) on hedged items³	(508,029)	(501,716)	2,185	197,342
Price alignment interest	(4,278)	(6,412)	(790)	(43)
Net impact on net interest income	$56,359	$96,250	$815	$(141,036)

Total interest income (expense) recorded in the statement of income[4]	$1,232,102	$503,408	$(758,756)	$(1,488,763)

	Nine Months Ended September 30, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Net impact of fair-value hedging relationships on net interest income:
Net interest settlements on derivatives[1]	$206,919	$254,558	$(186)	$(299,503)
Net gains (losses) on derivatives²	(322,733)	(161,814)	306	428,176
Net gains (losses) on hedged items³	319,969	119,941	348	(427,878)
Price alignment interest	(3,461)	(12,092)	(4)	(682)
Net impact on net interest income	$200,694	$200,593	$464	$(299,887)

Total interest income (expense) recorded in the statement of income[4]	$1,401,986	$551,580	$(756,014)	$(1,738,324)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)

The following table presents the components of our net gains (losses) on derivatives reported in other income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Hedge	2026	2025	2026	2025
Net gains (losses) on derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$3,556	$2,229	$12,120	$(8,400)
Interest-rate swaptions	(89)	(178)	(204)	(348)
Interest-rate caps/floors	1,685	(79)	1,759	(880)
Interest-rate forwards	3,398	(548)	2,487	(4,327)
Net interest settlements[1]	(884)	(853)	(3,581)	1,174
MDCs	(3,391)	365	(3,563)	3,784
Net gains (losses) on derivatives in other income	$4,275	$936	$9,018	$(8,997)

1    Relates to derivatives that are not in qualifying fair-value hedging relationships.

The following table presents the amortized cost of, and the related cumulative basis adjustments on, our hedged items in active or discontinued qualifying fair-value hedging relationships.

	September 30, 2026
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$19,605,699	$14,666,224	$9,568,238	$14,513,223

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$(506,470)	$(1,140,449)	$(2,198)	$(680,193)
For discontinued fair-value hedging relationships	—	70,887	—	140
Total cumulative fair-value hedging basis adjustments on hedged items	$(506,470)	$(1,069,562)	$(2,198)	$(680,053)

	December 31, 2025
	Advances	AFS Securities	Discount Notes	CO Bonds
Amortized cost of hedged items	$21,996,272	$15,251,368	$9,108,227	$17,303,980

Cumulative basis adjustments included in amortized cost:
For active fair-value hedging relationships[1]	$38,005	$(516,003)	$(13)	$(482,711)
For discontinued fair-value hedging relationships	—	109,827	—	—
Total cumulative fair-value hedging basis adjustments on hedged items	$38,005	$(406,176)	$(13)	$(482,711)

1    Excludes any offsetting effect of the net estimated fair value of the associated derivatives.

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 7 - Consolidated Obligations

In addition to being the primary obligor for all consolidated obligations issued on our behalf, we are jointly and severally liable with each of the other FHLBanks for the payment of the principal and interest on all of the FHLBanks' consolidated obligations outstanding. The par values of the FHLBanks' consolidated obligations outstanding at September 30, 2026 and December 31, 2025 totaled $1.3 trillion and $1.2 trillion, respectively. As provided by the Federal Home Loan Bank Act of 1932 and Finance Agency regulations, consolidated obligations are backed only by the financial resources of all FHLBanks.

Discount Notes. The following table presents our discount notes outstanding, all of which are due within one year of issuance.

Discount Notes	September 30, 2026	December 31, 2025
Par value	$26,962,167	$27,553,574
Unamortized discounts	(74,276)	(122,625)
Unamortized concessions	(194)	(285)
Fair-value hedging basis adjustments, net	(2,198)	(13)
Book value	$26,885,499	$27,430,651

Weighted average effective interest rate	3.76%	3.74%

CO Bonds. The following table presents the par value of our CO bonds outstanding by interest-rate payment type.

Interest-Rate Payment Type	September 30, 2026	December 31, 2025
Fixed-rate	$26,350,495	$28,208,870
Simple variable-rate	26,351,500	23,816,000
Step-up	545,000	708,500
Total CO bonds, par value	$53,246,995	$52,733,370

The following table presents our CO bonds outstanding by contractual maturity.

	September 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	WAIR%	Amount	WAIR%
Due in 1 year or less	$21,865,490	3.58	$25,317,135	3.08
Due after 1 through 2 years	14,700,750	3.79	11,355,960	3.42
Due after 2 through 3 years	2,514,480	3.51	2,444,370	2.95
Due after 3 through 4 years	2,113,300	4.01	1,912,030	3.91
Due after 4 through 5 years	2,314,500	3.29	2,277,900	3.78
Thereafter	9,738,475	3.92	9,425,975	3.66
Total CO bonds, par value	53,246,995	3.70	52,733,370	3.31
Unamortized premiums	13,467		18,720
Unamortized discounts	(5,594)		(6,408)
Unamortized concessions	(17,736)		(16,334)
Fair-value hedging basis adjustments, net	(680,053)		(482,711)
Total CO bonds, carrying value	$52,557,079		$52,246,637

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following tables present the par value of our CO bonds outstanding by redemption feature and the earlier of the year of contractual maturity or next call date.

Redemption Feature	September 30, 2026	December 31, 2025
Non-callable / non-putable	$30,877,595	$30,060,470
Callable	22,369,400	22,672,900
Total CO bonds, par value	$53,246,995	$52,733,370

Year of Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Due in 1 year or less	$38,308,390	$40,535,535
Due after 1 through 2 years	13,264,750	9,774,460
Due after 2 through 3 years	939,980	1,555,870
Due after 3 through 4 years	214,900	218,130
Due after 4 through 5 years	32,000	162,400
Thereafter	486,975	486,975
Total CO bonds, par value	$53,246,995	$52,733,370

Note 8 - Capital

Classes of Capital Stock. The following table presents our capital stock outstanding by sub-series.

Capital Stock Sub-Series	September 30, 2026	December 31, 2025
Class B-1 (non-activity-based stock)	$857,996	$743,519
Class B-2 (activity-based stock)	1,944,114	1,952,636
Total Class B outstanding, par value	$2,802,110	$2,696,155

Mandatorily Redeemable Capital Stock. The following table presents the activity in our MRCS.

	Three Months Ended September 30,		Nine Months Ended September 30,
MRCS Activity	2026	2025	2026	2025
Liability at beginning of period	$207,709	$291,617	$282,294	$363,004
Reclassification from capital stock, net	—	(243)	360	25,159
Redemptions/repurchases	(235)	(9,011)	(75,180)	(105,800)
Liability at end of period	$207,474	$282,363	$207,474	$282,363

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
The following table presents our MRCS by contractual year of redemption. The year of redemption is the later of (i) the final year of the five-year redemption period, or (ii) the first year in which a non-member no longer has an activity-based stock requirement.

MRCS Contractual Year of Redemption	September 30, 2026	December 31, 2025
Past contractual redemption date[1]	$246	$511
Year 1	—	—
Year 2	180,567	255,470
Year 3	1,933	13
Year 4	24,368	1,933
Year 5	360	24,367
Total MRCS, par value	$207,474	$282,294

1    Balance represents Class B stock that will not be redeemed until the associated credit products or mortgage loans are no longer outstanding.

Capital Requirements. We are subject to three capital requirements under our capital plan and Finance Agency regulations. As presented in the following table, we were in compliance with these Finance Agency capital requirements at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Regulatory Capital Requirements	Required	Actual	Required	Actual
Risk-based capital	$1,094,770	$4,881,145	$1,139,837	$4,776,293

Total regulatory capital	$3,442,961	$4,881,145	$3,450,392	$4,776,293
Total regulatory capital-to-assets ratio	4.00%	5.67%	4.00%	5.54%

Leverage capital	$4,303,702	$7,321,718	$4,312,990	$7,164,440
Leverage ratio	5.00%	8.51%	5.00%	8.31%

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 9 - Accumulated Other Comprehensive Income

The following table presents a summary of the changes in the components of our AOCI.

AOCI Rollforward	Total AOCI (Loss)
Balance, June 30, 2026	$89,643
OCI before reclassifications:
Net change in fair value of AFS securities	(4,049)
Reclassifications from OCI to net income:
Pension benefits, net	30
Total other comprehensive income (loss)	(4,019)
Balance, September 30, 2026	$85,624

Balance, June 30, 2025	$(42,885)
OCI before reclassifications:
Net change in fair value of AFS securities	35,586
Reclassifications from OCI to net income:
Pension benefits, net	319
Total other comprehensive income	35,905
Balance, September 30, 2025	$(6,980)

AOCI Rollforward	Total AOCI (Loss)
Balance, December 31, 2025	$59,861
OCI before reclassifications:
Net change in fair value of AFS securities	25,734
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(557)
Pension benefits, net	586
Total other comprehensive income	25,763
Balance, September 30, 2026	$85,624

Balance, December 31, 2024	$(4,840)
OCI before reclassifications:
Net change in fair value of AFS securities	(1,103)
Reclassifications from OCI to net income:
Net realized (gains) from sales of AFS securities	(2,704)
Pension benefits, net	1,667
Total other comprehensive income (loss)	(2,140)
Balance, September 30, 2025	$(6,980)

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

	September 30, 2026
		Estimated Fair Value
	Carrying					Netting
Financial Instruments	Value	Total	Level 1	Level 2	Level 3	Adjustments[1]
Assets:
Cash and due from banks	$54,833	$54,833	$54,833	$—	$—	$—
Interest-bearing deposits	1,371,702	1,371,702	1,371,657	45	—	—
Securities purchased under agreements to resell	4,400,000	4,400,000	—	4,400,000	—	—
Federal funds sold	5,978,000	5,978,000	—	5,978,000	—	—
Trading securities	666,526	666,526	—	666,526	—	—
AFS securities	14,759,078	14,759,078	—	14,759,078	—	—
HTM securities	5,992,141	5,947,993	—	5,947,993	—	—
Advances	38,603,710	38,490,738	—	38,490,738	—	—
Mortgage loans held for portfolio, net	13,492,166	12,444,107	—	12,435,548	8,559	—
Accrued interest receivable	248,420	248,420	—	248,420	—	—
Derivative assets, net	413,926	413,926	—	656,353	—	(242,427)
Grantor trust assets[2]	46,076	46,076	46,076	—	—	—

Liabilities:
Deposits	736,253	736,253	—	736,253	—	—
Consolidated obligations:
Discount notes	26,885,499	26,883,527	—	26,883,527	—	—
Bonds	52,557,079	51,657,805	—	51,657,805	—	—
Accrued interest payable	330,165	330,165	—	330,165	—	—
Derivative liabilities, net	6,087	6,087	—	663,897	—	(657,810)
MRCS	207,474	207,474	207,474	—	—	—

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

	September 30, 2026
					Netting
Financial Instruments	Total	Level 1	Level 2	Level 3	Adjustments[1]
Trading securities:
U.S. Treasury obligations	$666,526	$—	$666,526	$—	$—
Total trading securities	666,526	—	666,526	—	—
AFS securities:
U.S. Treasury obligations	6,250,289	—	6,250,289	—	—
GSE and TVA debentures	694,043	—	694,043	—	—
GSE multifamily MBS	7,814,746	—	7,814,746	—	—
Total AFS securities	14,759,078	—	14,759,078	—	—
Derivative assets:
Interest-rate related	413,926	—	656,353	—	(242,427)
MDCs	—	—	—	—	—
Total derivative assets, net	413,926	—	656,353	—	(242,427)
Other assets:
Grantor trust assets	46,076	46,076	—	—	—
Total assets at recurring estimated fair value	$15,885,606	$46,076	$16,081,957	$—	$(242,427)

Derivative liabilities:
Interest-rate related	$5,111	$—	$662,921	$—	$(657,810)
MDCs	976	—	976	—	—
Total derivative liabilities, net	6,087	—	663,897	—	(657,810)
Total liabilities at recurring estimated fair value	$6,087	$—	$663,897	$—	$(657,810)

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

Notes to Financial Statements, continued
(Unaudited, $ amounts in thousands unless otherwise indicated)
Note 11 - Commitments and Contingencies

The following table presents our off-balance-sheet commitments at their notional amounts.

	September 30, 2026			December 31, 2025
Type of Commitment	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding[1]	$1,238,871	$333,734	$1,572,605	$1,194,449
Commitments for standby bond purchases	—	470,900	470,900	359,510
Unused lines of credit - advances	1,516,654	—	1,516,654	1,455,792
Commitments to fund additional advances	162,500	—	162,500	365,700
Commitments to purchase mortgage loans, net	75,009	—	75,009	59,244
Unsettled CO bonds, at par	1,690,000	—	1,690,000	—
Unsettled discount notes, at par	—	—	—	300,000
1    There were no unconditional commitments to issue standby letters of credit at September 30, 2026 or December 31, 2025.

Note 12 - Related Party and Other Transactions

Transactions with Directors' Financial Institutions. The following table presents our transactions with directors' financial institutions, taking into account the beginning and ending dates of the directors' terms, merger activity and other changes in the composition of directors' financial institutions.

Transactions with Directors' Financial Institutions	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net capital stock issuances (redemptions and repurchases)	$2,696	$680	$2,696	$1,179
Net advances (repayments)	(470,078)	11,000	(618,207)	146,188
Mortgage loan purchases	74,393	18,306	258,770	56,516

The following table presents the aggregate balances of capital stock and advances outstanding for our directors' financial institutions and their balances as a percent of the total balances on our statement of condition.

	September 30, 2026		December 31, 2025
Balances with Directors' Financial Institutions	Par Value	% of Total	Par Value	% of Total
Capital stock	$95,386	3%	$46,366	2%
Advances	1,098,317	3%	625,024	2%

The composition of our directors' financial institutions changed on February 1, 2026 resulting from a change in a director's affiliation with a member institution.

Transactions with Other FHLBanks. Occasionally, we loan or borrow short-term funds to/from other FHLBanks in order to manage FHLBank System-wide liquidity. These loans and borrowings are transacted at current market rates when traded. There were no loans to or borrowings from other FHLBanks that remained outstanding at September 30, 2026 or December 31, 2025.

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

The level and volatility of interest rates, including the shape of the yield curve, are affected by several factors, principally efforts by the Federal Reserve. In support of the Federal Reserve's goals to achieve maximum employment and inflation at the rate of 2% over the longer run, at its meeting on September 16, 2026, the Federal Open Market Committee ("FOMC") decided to raise the target range for the federal funds rate by 25 bps from 3.50% to 3.75% to 3.75% to 4.00%, the FOMC's first increase in the range in over two years.

The following table presents certain key interest rates for the relevant periods.

	Average for Three Months Ended		Average for Nine Months Ended		Period End
	September 30,		September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Federal Funds Effective	3.67%	4.30%	3.65%	4.32%	3.88%	3.64%
SOFR	3.67%	4.33%	3.65%	4.33%	3.90%	3.87%
1-week Overnight-Indexed Swap	3.69%	4.28%	3.65%	4.31%	3.88%	3.64%
3-month U.S. Treasury yield	3.87%	4.19%	3.75%	4.27%	4.12%	3.63%
2-year U.S Treasury yield	4.36%	3.73%	3.98%	3.92%	4.89%	3.48%
10-year U.S. Treasury yield	4.75%	4.26%	4.46%	4.36%	5.29%	4.17%

Source: Bloomberg

At its meeting on October 28, 2026, the FOMC decided to maintain the target range for the federal funds rate at 3.75% to 4.00%. The FOMC’s related statement provides that "inflation remains elevated", but also provides "the accumulation of more information will help the Committee determine the policy stance appropriate to ensure a timely return of inflation to the Committee’s 2% goal."

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025. The following table presents the comparative highlights of our results of operations ($ amounts in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
Condensed Statements of Income	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest income	$900	$997	$(97)	(10)%	$2,655	$2,923	$(268)	(9)%
Interest expense	770	864	(94)	(11)%	2,282	2,537	(255)	(10)%
Net interest income after provision for (reversal of) credit losses	130	133	(3)	(2)%	373	386	(13)	(3)%
Other income	2	8	(6)		9	17	(8)
Other expenses	45	44	1		118	123	(5)
Income before assessments	87	97	(10)	(10)%	264	280	(16)	(6)%
AHP assessments	9	10	(1)		27	29	(2)

Net income	$78	$87	$(9)	(10)%	$237	$251	$(14)	(6)%

Net interest income for the three months ended September 30, 2026 was $130 million, a net decrease of $3 million compared to the corresponding period in the prior year. The decrease was primarily due to lower average market interest rates, partially offset by the favorable impact of higher average balances of interest-earning assets.

Net interest income for the nine months ended September 30, 2026 was $373 million, a net decrease of $13 million compared to the corresponding period in the prior year. The decrease was primarily due to lower average market interest rates, partially offset by the favorable impact of higher average balances of interest-earning assets.

For our hedging relationships that qualified for hedge accounting, the differences between the changes in fair value of the hedged items and the associated derivatives (i.e., hedge ineffectiveness) are recorded in net interest income and resulted in net hedging gains for the three months ended September 30, 2026 of $3 million, compared to net hedging losses for the corresponding period in the prior year of less than $1 million, and net hedging losses for the nine months ended September 30, 2026 of less than $1 million, compared to net hedging losses for the corresponding period in the prior year of $(3) million.

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

Net income for the three months ended September 30, 2026 was $78 million, a net decrease of $9 million compared to the corresponding period in the prior year. The decrease was primarily due to lower net interest income, unfavorable fair value changes on investments recorded in other income, and an increase in voluntary contributions to housing and community investment programs, reflecting changes in the timing and availability of these programs compared to the corresponding period in the prior year.

Net income for the nine months ended September 30, 2026 was $237 million, a net decrease of $14 million compared to the corresponding period in the prior year. The decrease was primarily due to lower net interest income and unfavorable fair value changes on investments recorded in other income, partially offset by the decrease in voluntary contributions to housing and community investment programs, reflecting changes in the timing and availability of these programs compared to the corresponding period in the prior year.

The following table presents the returns on average assets and returns on average equity.

	Three Months Ended September 30,		Nine Months Ended September 30,
Ratios (annualized)	2026	2025	2026	2025
Return on average assets	0.36%	0.41%	0.37%	0.40%
Return on average equity	6.53%	7.88%	6.75%	7.82%

The decline in the returns for the three and nine months ended September 30, 2026, compared to the corresponding period in the prior year, primarily reflects proportionally greater decreases in net income relative to increases in average balances.

Changes in Financial Condition for the Nine Months Ended September 30, 2026. The following table presents the comparative highlights of our changes in financial condition ($ amounts in millions).

Condensed Statements of Condition	September 30, 2026	December 31, 2025	$ Change	% Change
Advances	$38,604	$39,611	$(1,007)	(3)%
Mortgage loans held for portfolio, net	13,492	12,444	1,048	8%
Cash and short-term investments	11,805	11,011	794	7%
Investment securities	21,418	22,418	(1,000)	(4)%
Other assets	755	776	(21)	(3)%
Total assets	$86,074	$86,260	$(186)	—%

Consolidated obligations	$79,443	$79,677	$(234)	—%
MRCS	207	282	(75)	(27)%
Other liabilities	1,665	1,747	(82)	(5)%
Total liabilities	81,315	81,706	(391)	—%

Capital stock	2,802	2,696	106	4%
Retained earnings	1,872	1,798	74	4%
Accumulated other comprehensive income	85	60	25	43%
Total capital	4,759	4,554	205	5%

Total liabilities and capital	$86,074	$86,260	$(186)	—%

Total assets at September 30, 2026 were $86.1 billion, a net decrease of $186 million, or less than 1%, from December 31, 2025.

Total capital at September 30, 2026 was $4.8 billion, a net increase of $205 million, or 5%, from December 31, 2025. The net increase resulted primarily from growth in retained earnings and members' purchases of capital stock to support their advances activity, partially offset by a repurchase of excess capital stock in the second quarter.

Outlook. We believe that our financial performance will continue to provide sufficient, risk-adjusted returns for our members across a wide range of business, financial, and economic environments.

Our board of directors seeks to reward our members with an appropriate return on their investment, particularly those who actively utilize our products and services. On October 27, 2026, our board of directors declared a cash dividend on Class B-2 activity-based stock at an annualized rate of 9.25% and on Class B-1 non-activity-based stock at an annualized rate of 4.00%, resulting in a spread between the rates of 5.25 percentage points. The overall weighted-average annualized rate paid on member capital stock was 7.80%. The dividends were paid in cash on October 28, 2026.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense[1]	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$2,031	$19	3.73%	$3,670	$40	4.35%
Federal funds sold	5,365	50	3.72%	4,717	52	4.38%
MBS[2]	13,869	157	4.51%	13,456	174	5.14%
Other investment securities[2]	8,287	88	4.17%	8,537	101	4.68%
Advances	40,439	416	4.08%	39,375	473	4.76%
Mortgage loans held for portfolio[3]	13,321	152	4.51%	12,248	134	4.33%
Other assets (interest-earning)[4]	1,961	18	3.64%	2,123	23	4.27%
Total interest-earning assets	85,273	900	4.18%	84,126	997	4.70%
Other assets, net	335			28
Total assets	$85,608			$84,154

Liabilities and Capital:
Interest-bearing deposits	$1,024	9	3.55%	$963	10	4.14%
Discount notes	27,228	256	3.73%	24,441	263	4.27%
CO bonds	51,608	502	3.86%	53,121	587	4.38%
MRCS	208	3	5.69%	291	4	5.78%
Total interest-bearing liabilities	80,068	770	3.81%	78,816	864	4.35%
Other liabilities	798			966
Total capital	4,742			4,372
Total liabilities and capital	$85,608			$84,154

Net interest income		$130			$133

Net spread on interest-earning assets less interest-bearing liabilities			0.37%			0.35%

Net interest margin[5]			0.60%			0.62%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]	Average Balance	Interest Income/ Expense	Average Yield/ Cost of Funds[1]
Assets:
Securities purchased under agreements to resell	$2,704	$75	3.71%	$4,235	$139	4.39%
Federal funds sold	4,960	137	3.70%	3,794	124	4.39%
MBS[2]	14,006	471	4.50%	13,218	517	5.22%
Other investment securities[2]	8,457	262	4.12%	8,471	298	4.70%
Advances	40,691	1,232	4.05%	39,526	1,402	4.74%
Mortgage loans held for portfolio[3]	12,872	426	4.43%	11,681	374	4.29%
Other assets (interest-earning)[4]	1,940	52	3.61%	2,154	69	4.28%
Total interest-earning assets	85,630	2,655	4.15%	83,079	2,923	4.70%
Other assets, net	281			31
Total assets	$85,911			$83,110

Liabilities and Capital:
Interest-bearing deposits	$936	24	3.51%	$956	30	4.15%
Discount notes	27,403	759	3.70%	23,473	756	4.31%
CO bonds	51,707	1,489	3.85%	53,157	1,738	4.37%
MRCS	239	10	5.33%	307	13	5.70%
Total interest-bearing liabilities	80,285	2,282	3.80%	77,893	2,537	4.35%
Other liabilities	938			923
Total capital	4,688			4,294
Total liabilities and capital	$85,911			$83,110

Net interest income		$373			$386

Net spread on interest-earning assets less interest-bearing liabilities			0.35%			0.35%

Net interest margin[5]			0.58%			0.62%

Average interest-earning assets to interest-bearing liabilities	1.07			1.07

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

The following table presents the changes in interest income and interest expense by volume and rate ($ amounts in millions).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
Components	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$(16)	$(5)	$(21)	$(45)	$(19)	$(64)
Federal funds sold	7	(9)	(2)	35	(22)	13
MBS	5	(22)	(17)	29	(75)	(46)
Other investment securities	(2)	(11)	(13)	—	(36)	(36)
Advances	12	(69)	(57)	40	(210)	(170)
Mortgage loans held for portfolio	12	6	18	40	12	52
Other assets (interest-earning)	(2)	(3)	(5)	(7)	(10)	(17)
Total	16	(113)	(97)	92	(360)	(268)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	(1)	(1)	(1)	(5)	(6)
Discount notes	28	(35)	(7)	117	(114)	3
CO bonds	(16)	(69)	(85)	(46)	(203)	(249)
MRCS	(1)	—	(1)	(2)	(1)	(3)
Total	11	(105)	(94)	68	(323)	(255)

Increase (decrease) in net interest income	$5	$(8)	$(3)	$24	$(37)	$(13)

Average Balances. The average balances of interest-earning assets for the three months ended September 30, 2026 increased by 1% compared to the corresponding period in the prior year. The average balances of advances increased by 3% as a result of growth in advance demand. The average balances of mortgage loans increased by 9% as purchases from our members exceeded principal repayments by borrowers. The average balances of MBS increased by 3%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the three months ended September 30, 2026 increased by 2% compared to the corresponding period in the prior year. The average balances of discount notes increased by 11% while the average balances of CO bonds decreased by 3%, reflecting a change in the mix of funding.

The average balances of interest-earning assets for the nine months ended September 30, 2026 increased by 3% compared to the corresponding period in the prior year. The average balances of advances increased by 3% as a result of growth in advance demand. The average balances of mortgage loans increased by 10% as purchases from our members exceeded principal repayments by borrowers. The average balances of MBS increased by 6%, reflecting our goal to maintain investments in MBS near the 300% regulatory limit. The average balances of interest-bearing liabilities for the nine months ended September 30, 2026 increased by 3% compared to the corresponding period in the prior year. The average balances of discount notes increased by 17% while the average balances of CO bonds decreased by 3%, reflecting a change in the mix of funding.

Yields/Cost of Funds. The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the three months ended September 30, 2026 was 4.18%, a decrease of 52 bps compared to the corresponding period in the prior year, resulting substantially from lower average short-term market interest rates that led to lower yields on our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the three months ended September 30, 2026 was 3.81%, a decrease of 54 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower average short-term market interest rates. The net effect was an increase in the net interest spread of 2 bps.

The average yield on total interest-earning assets, including the impact of hedging gains and losses but excluding certain impacts of trading securities and associated derivatives, for the nine months ended September 30, 2026 was 4.15%, a decrease of 55 bps compared to the corresponding period in the prior year, resulting substantially from lower average short-term market interest rates that led to lower yields on our interest-earning assets. The average cost of funds of total interest-bearing liabilities, including the impact of hedging gains and losses, for the nine months ended September 30, 2026 was 3.80%, a decrease of 55 bps due to lower funding costs on our interest-bearing liabilities, resulting substantially from lower average short-term market interest rates. The net effect was no change in our net interest spread.

Net interest margin for the three months ended September 30, 2026 was 0.60%, a decrease of 2 bps compared to the corresponding period in the prior year, reflecting a proportionally greater decrease in net interest income relative to the increase in interest-earning assets.

Net interest margin for the nine months ended September 30, 2026 was 0.58%, a decrease of 4 bps compared to the corresponding period in the prior year, reflecting a proportionally greater decrease in net interest income relative to the increase in interest-earning assets.

Other Income. The following table presents a comparison of the components of other income ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2026	2025	2026	2025
Net gains on sales of AFS securities	$—	$—	$1	$3
Net gains (losses) on trading securities	(2)	2	(8)	11
Net gains (losses) on derivatives	4	1	9	(9)
Other, net	—	5	7	12

Total other income	$2	$8	$9	$17

The net decrease in total other income for the three months ended September 30, 2026 compared to the corresponding period in the prior year was primarily driven by declines in the fair values of investments.

The net decrease in total other income for the nine months ended September 30, 2026 compared to the corresponding period in the prior year was primarily driven by declines in the fair values of investments and lower net gains on sales of available-for-sale securities.

Other Expenses. The following table presents a comparison of the components of other expenses ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Components	2026	2025	2026	2025
Compensation and benefits	$16	$17	$52	$51
Other operating expenses	10	9	29	27
Finance Agency and Office of Finance	3	3	9	10
Voluntary contributions to housing and community investment	14	13	24	30
Other, net	2	2	4	5

Total other expenses	$45	$44	$118	$123

The net increase in total other expenses for the three months ended September 30, 2026 compared to the corresponding period in the prior year was primarily due to an increase in voluntary contributions to housing and community investment, reflecting changes in the timing and availability of these programs.

The net decrease in total other expenses for the nine months ended September 30, 2026 compared to the corresponding period in the prior year was primarily due to a decrease in voluntary contributions to housing and community investment, reflecting changes in the timing and availability of these programs.

Supporting Housing and Community Investment. The following table presents additional information regarding our voluntary contributions to housing and community investment ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Voluntary Contribution Components	2026	2025	2026	2025
Contributions to AHP	$6	$3	$6	$3
Grants, donations, and other contributions to affordable housing and community investment	7	9	16	24
Total voluntary contribution fulfillment	13	12	22	27
Supplemental voluntary contributions to AHP	1	1	2	3
Total voluntary contributions to housing and community investment	$14	$13	$24	$30

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

AHP Assessments. Our AHP assessment fluctuates in accordance with our net earnings. For the three months ended September 30, 2026, our AHP assessments were $9 million, a decrease of $1 million compared to the corresponding period in the prior year. For the nine months ended September 30, 2026, our AHP assessments were $27 million, a decrease of $2 million compared to the corresponding period in the prior year.

For the nine months ended September 30, 2026, the Bank's combined required and voluntary allocation totaled $51 million, a decrease of $8 million compared to the corresponding period in the prior year, primarily reflecting changes in the timing and availability of our voluntary housing and community investment programs.

Analysis of Financial Condition

Total Assets. The table below presents the comparative highlights of our major asset categories ($ amounts in millions).

	September 30, 2026		December 31, 2025
Major Asset Categories	Carrying Value	% of Total	Carrying Value	% of Total
Advances	$38,604	45%	$39,611	46%
Mortgage loans held for portfolio, net	13,492	16%	12,444	14%
Cash and short-term investments	11,805	14%	11,011	13%
Trading securities	667	—%	1,102	1%
MBS	13,735	16%	13,760	16%
Other investment securities	7,016	8%	7,556	9%
Other assets	755	1%	776	1%

Total assets	$86,074	100%	$86,260	100%

Total assets at September 30, 2026 were $86.1 billion, a net decrease of $186 million, or less than 1%, compared to December 31, 2025. The mix of our assets at September 30, 2026 remained relatively consistent with December 31, 2025, with the largest change being the 2% increase in mortgage loans held for portfolio as a percentage of total assets.

Advances. In general, advances fluctuate in accordance with our members' funding needs, primarily determined by their deposit levels, mortgage pipelines, loan growth, investment opportunities, available collateral, other balance sheet strategies, and the cost of alternative funding options.

Advances at September 30, 2026, at carrying value, totaled $38.6 billion, a net decrease of $1.0 billion, or 3%, compared to December 31, 2025. Advances outstanding, at par, totaled $39.1 billion, a net decrease of $465 million, or 1%.

The table below presents advances outstanding by type of financial institution ($ amounts in millions).

	September 30, 2026		December 31, 2025
Borrower Type	Par Value	% of Total	Par Value	% of Total
Depository institutions:
Commercial banks and savings institutions	$17,014	43%	$19,512	49%
Credit unions	5,698	15%	5,151	13%
Former members	1,404	4%	1,400	4%
Total depository institutions	24,116	62%	26,063	66%

Insurance companies:
Insurance companies	14,995	38%	13,508	34%
Former members	—	—%	5	—%
Total insurance companies	14,995	38%	13,513	34%

CDFIs	4	—%	4	—%

Total advances outstanding	$39,115	100%	$39,580	100%

Advances outstanding, at par, to our depository members decreased by $1.9 billion, or 7%, and advances outstanding, at par, to our insurance company members increased by $1.5 billion, or 11%.

Our advances portfolio continues to be well-diversified with advances to commercial banks and savings institutions, credit unions, insurance companies, and CDFIs.

The following table presents the par value of advances outstanding by product type and redemption term, some of which contain call or put options ($ amounts in millions).

	September 30, 2026		December 31, 2025
Product Type and Redemption Term	Par Value	% of Total	Par Value	% of Total
Fixed-rate:
Without call or put options
Due in 1 year or less	$5,867	15%	$7,387	19%
Due after 1 through 5 years	14,472	37%	13,629	34%
Due after 5 through 15 years	645	2%	639	2%
Thereafter	6	—%	8	—%
Total	20,990	54%	21,663	55%

Callable or prepayable
Due after 1 through 5 years	215	1%	10	—%
Due after 5 through 15 years	36	—%	36	—%
Total	251	1%	46	—%

Putable
Due in 1 year or less	—	—%	80	—%
Due after 1 through 5 years	1,094	2%	2,262	6%
Due after 5 through 15 years	1,483	4%	2,545	6%
Total	2,577	6%	4,887	12%

Total fixed-rate	23,818	61%	26,596	67%

Variable-rate:
Without call or put options
Due in 1 year or less	24	—%	102	—%
Due after 1 through 5 years	909	2%	630	2%
Due after 5 through 15 years	50	—%	—	—%
Total	983	2%	732	2%

Callable or prepayable
Due in 1 year or less	10,377	27%	7,527	19%
Due after 1 through 5 years	1,906	5%	2,796	7%
Due after 5 through 15 years	1,449	4%	1,411	4%
Thereafter	582	1%	518	1%
Total	14,314	37%	12,252	31%

Total variable-rate	15,297	39%	12,984	33%

Total advances	$39,115	100%	$39,580	100%

The mix of fixed- vs. variable-rate advances at September 30, 2026 changed compared to December 31, 2025, due primarily to member demand. At September 30, 2026 and December 31, 2025, fixed-rate advances included $20.2 billion and $22.0 billion, respectively, that are swapped to effectively create variable-rate advances, consistent with our balance sheet strategies to manage interest-rate risk.

During the nine months ended September 30, 2026, the par value of advances due in one year or less increased by 8%, while advances due after one year decreased by 7%. As a result, advances due in one year or less, as a percentage of the total outstanding at par, totaled 42% at September 30, 2026, an increase from 38% at December 31, 2025. However, based on the earlier of the redemption or next put date, advances due in one year or less, as a percentage of the total outstanding, at par, at September 30, 2026 totaled 47%, a decrease from 49% at December 31, 2025.

Mortgage Loans Held for Portfolio. In general, our volume of mortgage loans purchased is affected by several factors, including interest rates, competition, the general level of housing and refinancing activity in the United States, consumer product preferences, our balance sheet capacity and risk appetite, and regulatory considerations.

The following table summarizes the activity in the UPB of mortgage loans held for portfolio ($ amounts in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Loans Activity	2026	2025	2026	2025
Balance, beginning of period	$12,792	$11,790	$12,207	$10,591
Purchases by Bank	838	700	2,387	2,444
Principal repayments by borrowers	(382)	(337)	(1,346)	(882)
Balance, end of period	$13,248	$12,153	$13,248	$12,153

Demand by our members to participate in our MPP continues to result in purchases outpacing principal repayments. Fluctuations in mortgage market rates throughout the year have resulted in higher levels of prepayments by our borrowers compared to the corresponding periods in the prior year.

Liquidity and Other Investment Securities. The following table presents a comparison of the components of our liquidity investments and other investment securities at carrying value ($ amounts in millions).

	September 30, 2026		December 31, 2025
Components	Carrying Value	% of Total	Carrying Value	% of Total
Liquidity investments:
Cash and short-term investments:
Cash and due from banks	$55	—%	$52	—%
Interest-bearing deposits	1,372	4%	1,327	4%
Securities purchased under agreements to resell	4,400	13%	4,550	14%
Federal funds sold	5,978	18%	5,082	15%
Total cash and short-term investments	11,805	35%	11,011	33%

Trading securities:
U.S. Treasury obligations	667	2%	1,102	3%
Total trading securities	667	2%	1,102	3%

Total liquidity investments	12,472	37%	12,113	36%

Other investment securities:
AFS securities:
U.S. Treasury obligations	6,250	19%	6,008	18%
GSE and TVA debentures	694	2%	1,474	4%
GSE multifamily MBS	7,815	24%	7,837	24%
Total AFS securities	14,759	45%	15,319	46%

HTM securities:
State housing agency obligations	72	—%	74	—%
Other U.S. obligations - guaranteed single-family MBS	3,028	9%	3,160	10%
GSE single-family MBS	2,467	8%	2,323	7%
GSE multifamily MBS	425	1%	440	1%
Total HTM securities	5,992	18%	5,997	18%

Total other investment securities	20,751	63%	21,316	64%

Total cash and investments, carrying value	$33,223	100%	$33,429	100%

Liquidity Investments. The total outstanding balance and composition of our liquidity investments are influenced by our liquidity needs, regulatory requirements, actual and anticipated member advances activity, market conditions, and the availability of short-term investments at attractive interest rates, relative to our cost of funds.

Cash and short-term investments at September 30, 2026 totaled $11.8 billion, a net increase of $794 million, or 7%, from December 31, 2025, primarily due to an increase in federal funds sold.

The Bank purchases certain U.S. Treasury obligations as trading securities to enhance its liquidity. Such securities outstanding at September 30, 2026 totaled $667 million, a decrease of $435 million, or 39%, from December 31, 2025, primarily due to maturities.

Liquidity investments at September 30, 2026 totaled $12.5 billion, a net increase of $359 million, or 3%, from December 31, 2025. As a result, liquidity investments as a percent of total cash and investments increased from December 31, 2025.

Other Investment Securities. AFS securities at September 30, 2026 totaled $14.8 billion, a net decrease of $560 million, or 4%, from December 31, 2025, primarily due to maturities and sales outpacing new purchases.

Net unrealized gains on AFS securities, excluding the portion of the changes in fair value that are attributable to the risks being hedged in fair-value hedging relationships, at September 30, 2026 totaled $93 million, compared to net unrealized gains at December 31, 2025 of $68 million, primarily due to changes in interest rates, credit spreads and volatility.

HTM securities at September 30, 2026 totaled $6.0 billion, a net decrease of $5 million, or less than 1%, from December 31, 2025.

Net unrecognized losses on HTM securities at September 30, 2026 totaled $(44) million, compared to net unrecognized losses of $(17) million at December 31, 2025, primarily due to changes in interest rates, credit spreads and volatility.

Interest-Rate Payment Terms. Our other investment securities are presented below by interest-rate payment terms ($ amounts in millions).

	September 30, 2026		December 31, 2025
Interest-Rate Payment Terms	Amortized Cost	% of Total	Amortized Cost	% of Total
AFS Securities:
Total non-MBS fixed-rate	$6,918	47%	$7,453	49%
Total MBS fixed-rate	7,748	53%	7,798	51%

Total AFS securities	$14,666	100%	$15,251	100%

HTM Securities:
Total non-MBS fixed-rate	$72	1%	$74	1%
Total MBS fixed-rate	188	3%	191	3%
Total MBS variable-rate	5,732	96%	5,732	96%

Total HTM securities	$5,992	100%	$5,997	100%

AFS and HTM securities:
Total fixed-rate	$14,926	72%	$15,516	73%
Total variable-rate	5,732	28%	5,732	27%

Total AFS and HTM securities	$20,658	100%	$21,248	100%

The mix of fixed- vs. variable-rate AFS and HTM securities at September 30, 2026 remained relatively consistent with December 31, 2025. However, all of the fixed-rate AFS securities are swapped to effectively create variable-rate securities, consistent with our balance sheet strategies to manage interest-rate risk.

Total Liabilities. Total liabilities at September 30, 2026 were $81.3 billion, a net decrease of $391 million, or less than 1%, from December 31, 2025.

Deposits (Liabilities). Total deposits at September 30, 2026 were $736 million, a net decrease of $3 million, or less than 1%, from December 31, 2025. These deposits provide a relatively small portion of our funding but can fluctuate from period to period and vary depending upon such factors as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, members' preferences with respect to the maturity of their investments, and members' liquidity. The balances of these accounts are uninsured.

Consolidated Obligations. The overall balance of our consolidated obligations fluctuates in relation to our total assets. The carrying value of consolidated obligations outstanding at September 30, 2026 totaled $79.4 billion, a net decrease of $234 million, or less than 1%, from December 31, 2025.

The following table presents a breakdown by term of our consolidated obligations outstanding ($ amounts in millions).

	September 30, 2026		December 31, 2025
Term	Par Value	% of Total	Par Value	% of Total
Consolidated obligations due in 1 year or less:
Discount notes	$26,962	34%	$27,554	34%
CO bonds	21,865	27%	25,317	32%
Total due in 1 year or less	48,827	61%	52,871	66%
Long-term CO bonds	31,382	39%	27,416	34%

Total consolidated obligations	$80,209	100%	$80,287	100%

The mix of our funding changed from December 31, 2025 as long-term CO bonds comprised a larger portion of consolidated obligations outstanding at September 30, 2026. We continue to seek to maintain a sufficient liquidity and funding balance between our financial assets and financial liabilities.

At September 30, 2026 and December 31, 2025, callable CO bonds were 42% and 43% of total CO bonds outstanding, respectively.

At September 30, 2026 and December 31, 2025, 56% and 62%, respectively, of our fixed-rate CO bonds were swapped using derivative instruments to effectively create variable-rate CO bonds, consistent with our balance sheet strategies to manage interest-rate risk.

Derivatives. The volume of derivative hedges is often expressed in terms of notional amounts, which is the amount upon which interest payments are calculated.

The following table presents the notional amounts by type of hedged item regardless of whether it is in a qualifying hedge relationship ($ amounts in millions).

Hedged Item	September 30, 2026	December 31, 2025
Advances	$20,227	$21,959
Investments	17,009	17,209
Mortgage loans MDCs	748	521
CO bonds	15,328	17,786
Discount notes	11,104	14,690

Total notional outstanding	$64,416	$72,165

The total notional amount outstanding at September 30, 2026 decreased compared to December 31, 2025. The decrease in derivatives hedging discount notes was primarily due to actual and anticipated changes in the interest rate environment, which made swapping discount notes less attractive, while the decrease in derivatives hedging CO bonds was primarily due to a decrease in fixed-rate CO bonds outstanding.

Total Capital. Total capital at September 30, 2026 was $4.8 billion, a net increase of $205 million, or 5%, from December 31, 2025. The net increase resulted primarily from growth in retained earnings and members' purchases of capital stock to support their advances activity, partially offset by the Bank's repurchase of excess capital stock in the second quarter.

The following table presents a percentage breakdown of the components of GAAP capital.

Components	September 30, 2026	December 31, 2025
Capital stock	59%	59%
Retained earnings	39%	40%
Accumulated other comprehensive income (loss)	2%	1%
Total GAAP capital	100%	100%

The components of GAAP capital at September 30, 2026 remained relatively consistent with December 31, 2025.

The following table presents a reconciliation of GAAP capital to regulatory capital ($ amounts in millions).

Reconciliation	September 30, 2026	December 31, 2025
Total GAAP capital	$4,759	$4,554
Exclude: Accumulated other comprehensive (income) loss	(85)	(60)
Include: MRCS	207	282
Total regulatory capital	$4,881	$4,776

Liquidity

Our primary sources of liquidity are holdings of liquid assets, comprised of cash, short-term investments, and trading securities, as well as the issuance of consolidated obligations.

During the nine months ended September 30, 2026, we maintained sufficient access to funding; our net proceeds from the issuance of consolidated obligations totaled $424.6 billion.

Changes in Cash Flow. Net cash provided by operating activities for the nine months ended September 30, 2026 was $1.1 billion, compared to net cash used in operating activities for the nine months ended September 30, 2025 of $(240) million. The net change of $1.3 billion was substantially due to the fluctuation in variation margin payments on cleared derivatives. Such payments are treated by the Clearinghouses as daily settled contracts.

Capital Resources

Total Regulatory Capital Stock. The following table provides a breakdown of our outstanding capital stock and MRCS by type of member ($ amounts in millions).

	September 30, 2026		December 31, 2025
Type of Member	Amount	% of Total	Amount	% of Total
Capital Stock:
Depository institutions:
Commercial banks and savings institutions	$1,344	44%	$1,321	45%
Credit unions	535	18%	510	17%
Total depository institutions	1,879	62%	1,831	62%
Insurance companies	923	31%	865	29%
CDFIs	—	—%	—	—%
Total capital stock, putable at par value	2,802	93%	2,696	91%

MRCS:
Depository institutions	205	7%	280	9%
Insurance companies	2	—%	2	—%
Total MRCS	207	7%	282	9%

Total regulatory capital stock	$3,009	100%	$2,978	100%

Required and Excess Capital Stock. The following table presents the composition of our regulatory capital stock ($ amounts in millions).

Components	September 30, 2026	December 31, 2025
Required capital stock:
Member capital stock	$2,057	$2,055
MRCS	63	63
Total required capital stock	2,120	2,118

Excess capital stock:
Member capital stock not subject to outstanding redemption requests	745	603
Member capital stock subject to outstanding redemption requests	—	38
MRCS	144	219
Total excess capital stock	889	860

Total regulatory capital stock	$3,009	$2,978

Excess stock as a percentage of regulatory capital stock	30%	29%

The net increase in total regulatory capital stock was primarily driven by members' purchases of capital stock to support their advances activity, partially offset by the repurchase of $200 million par value of excess capital stock from shareholders in April 2026 to reduce the amount of excess stock relative to total assets.

Under Finance Agency regulations, dividends cannot be paid in the form of capital stock if our excess stock is greater than 1% of our total assets. At September 30, 2026, our excess stock was 1.03% of our total assets.

Capital Distributions. The following table summarizes the weighted-average dividend rate paid on our Class B stock and dividend payout ratio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted-average dividend rate[1]	7.92%	8.14%	7.76%	7.94%
Dividend payout ratio[2]	71.58%	61.52%	68.87%	62.00%

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

The following table presents our risk-based capital requirement in relation to our permanent capital at September 30, 2026 and December 31, 2025 ($ amounts in millions).

Risk-Based Capital Components	September 30, 2026	December 31, 2025
Credit risk	$204	$200
Market risk	638	677
Operational risk	253	263

Total risk-based capital requirement	$1,095	$1,140

Permanent capital	$4,881	$4,776

Permanent capital as a percentage of required risk-based capital	446%	419%

The decrease in our total risk-based capital requirement was primarily attributable to a reduction in the market risk component, resulting from changes to the discount curves used in the market risk calculation. The operational risk component is calculated as 30% of the credit and market risk components. Our permanent capital at September 30, 2026 remained well in excess of our total risk-based capital requirement.

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

Legislative and Regulatory Developments. We continue to be subject to various legal and regulatory requirements and monitor related developments to evaluate their potential effects on us. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments in our 2025 Form 10-K and in our quarterly reports on Form 10-Q for the periods ended March 31, 2026 filed with the SEC on May 7, 2026 and June 30, 2026 filed with the SEC on August 6, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports. For discussion of related risks, see Item 1A. Risk Factors in our 2025 Form 10-K.

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

Advances and Other Credit Products.

Concentration. Our credit risk is magnified due to the concentration of advances in a few borrowers. As of September 30, 2026, our top borrower held 13% of total advances outstanding, at par, and our top five borrowers held 44% of total advances outstanding, at par.

The following table presents the par value of advances outstanding to our largest borrowers ($ amounts in millions).

	September 30, 2026
Borrower	Amount	% of Total
Old National Bank	$5,151	13%
Delaware Life Insurance Company	4,808	12%
Merchants Bank of Indiana	2,953	8%
First National Bank of America	2,482	6%
Jackson National Life Insurance Company	1,987	5%
Subtotal - five largest borrowers	17,381	44%
Next five largest borrowers	7,421	19%
Remaining borrowers	14,313	37%
Total advances, par value	$39,115	100%

Because of this concentration, we perform frequent credit and collateral reviews on our largest borrowers. In addition, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these borrowers.

For the three and nine months ended September 30, 2026 and 2025, we did not have gross interest income on advances, excluding the effects of interest-rate swaps, from any one borrower that exceeded 10% of our total interest income.

Collateral. Eligible borrowers pledge collateral to support activity with us, including advances. At September 30, 2026, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Eligible borrowers pledge collateral, including mission-related assets, in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future. The following table summarizes the UPB of eligible outstanding collateral pledged by borrower type ($ amounts in millions):

	September 30, 2026
Collateral Type	Depository Institutions	Insurance Companies	Other Borrowers	Total Collateral	% of Total
Single-family
Single-family loans	$71,711	$5,203	$6	$76,920	48%
MBS[1]	11,362	8,922	—	20,284	13%
Total single-family	83,073	14,125	6	97,204	61%
Multi-family
Multi-family loans	8,846	8,096	—	16,942	11%
MBS[1]	1,875	1,412	—	3,287	2%
Total multi-family	10,721	9,508	—	20,229	13%
Commercial
Real estate loans	20,814	12,114	—	32,928	20%
MBS[1]	66	1,219	—	1,285	1%
Total commercial	20,880	13,333	—	34,213	21%
Other
Other real estate	383	1,753	—	2,136	1%
Cash and agency securities	2,631	2,009	1	4,641	3%
Government-insured loans	1,433	—	—	1,433	1%
Secured small business and agri-business loans	501	—	—	501	—%
Total	$119,622	$40,728	$7	$160,357	100%

1    Amount may contain securities consisting of multiple collateral types (single-, multi-family or commercial). Reporting categorization is based on property type at issuance.

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

	September 30, 2026
Country	AA	A	Total
Domestic	$535	$1,907	$2,442
Australia	1,800	—	1,800
Canada	—	2,158	2,158
France	—	200	200
Netherlands	—	750	750
Total unsecured credit exposure	$2,335	$5,015	$7,350

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

A Finance Agency regulation provides that the total amount of our investments in MBS, calculated using amortized historical cost excluding the impact of certain derivatives adjustments, must not exceed 300% of our total regulatory capital, as of the day we purchase the securities, based on the capital amount most recently reported to the Finance Agency. If our outstanding investments in MBS exceed the limitation at any time, but were in compliance at the time we purchased the investments, we would not be considered out of compliance with the regulation, but we would not be permitted to purchase additional investments in MBS until these outstanding investments were within the limitation. Generally, our goal is to maintain investments in MBS near the 300% regulatory limit in order to enhance earnings and capital for our members and diversify our revenue stream. At September 30, 2026, these investments totaled 295% of total regulatory capital.

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

	September 30, 2026
Investment Category	AA	A	Unrated[1]	Total
Short-term investments:
Interest-bearing deposits	$535	$837	$—	$1,372
Securities purchased under agreements to resell	—	4,000	400	4,400
Federal funds sold	1,800	4,178	—	5,978
Total short-term investments	2,335	9,015	400	11,750

Trading securities:
U.S. Treasury obligations	667	—	—	667
Total trading securities	667	—	—	667

Other investment securities:
U.S. Treasury obligations	6,250	—	—	6,250
GSE and TVA debentures	694	—	—	694
State housing agency obligations	72	—	—	72
GSE MBS	10,707	—	—	10,707
Other U.S. obligations-guaranteed MBS	3,028	—	—	3,028
Total other investment securities	20,751	—	—	20,751

Total investments, carrying value	$23,753	$9,015	$400	$33,168

Percentage of total	72%	27%	1%	100%

1    Although the counterparty is unrated, the underlying collateral supporting these investments are U.S. Treasury obligations with a rating of AA.

Mortgage Loans Held for Portfolio.

LRA. The following table presents the changes in the LRA ($ amounts in millions).

Nine Months Ended
LRA Activity	September 30, 2026
Liability, beginning of period	$284
Additions	27
Claims paid	—
Distributions to Participating Financial Institutions	(11)
Liability, end of period	$300

Mortgage Loan Concentration. During the nine months ended September 30, 2026, our top-selling PFI sold us mortgage loans totaling $219 million, or 9% of the total mortgage loans that we purchased. Our five top-selling PFIs sold us 42% of the total. Because of this concentration, we regularly analyze the implications to our financial management and profitability if we were to lose the business of one or more of these sellers.

For the three and nine months ended September 30, 2026 and 2025, no aggregate mortgage loans outstanding previously purchased from any one PFI contributed interest income that exceeded 10% of our total interest income.

The properties underlying the mortgage loans in our portfolio are dispersed across 50 states, the District of Columbia and the U.S. Virgin Islands, with concentrations in Michigan and Indiana, the two states in our district.

The following table presents the percentage of UPB of conventional loans outstanding for the five largest state concentrations.

State	September 30, 2026
Michigan	42%
Indiana	34%
Kentucky	3%
Florida	2%
California	2%
All others	17%
Total	100%

Derivatives. The following table presents key information on derivative positions with counterparties on a settlement date basis using the lower credit rating from S&P and Moody's, stated in terms of the S&P equivalent ($ amounts in millions).

	September 30, 2026
Counterparty and Credit Rating	Notional Amount	Net Estimated Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives - A	$9,404	$247	$(243)	$4
Uncleared derivatives - BBB	1,846	8	(7)	1
Cleared derivatives	36,944	8	400	408
Liability positions with credit exposure
Uncleared derivatives - AA	351	(9)	9	—
Uncleared derivatives - A	1,509	(9)	9	—
Cleared derivatives - AA	45	—	1	1
Total derivative positions with credit exposure to non-member counterparties	50,099	245	169	414
Subtotal - derivative positions with credit exposure	50,099	$245	$169	$414
Derivative positions without credit exposure	14,317

Total derivative positions	$64,416

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

Key Metrics. The following table presents certain market and interest-rate metrics under different interest-rate scenarios ($ amounts in millions).

	September 30, 2026
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$4,917	$4,800	$4,720	$4,626	$4,543
Percent change in MVE from base	4.2%	1.7%	—%	(2.0)%	(3.7)%
MVE/book value of equity	99.0%	96.6%	95.0%	93.1%	91.5%
Duration of equity	3.1	1.8	1.9	2.0	1.7

	December 31, 2025
Key Metric	Down 200	Down 100	Base	Up 100	Up 200
MVE	$5,031	$4,888	$4,788	$4,700	$4,615
Percent change in MVE from base	5.1%	2.1%	—%	(1.8)%	(3.6)%
MVE/book value of equity	104.0%	101.1%	99.0%	97.2%	95.4%
Duration of equity	2.9	2.5	1.9	1.9	1.8

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

As of September 30, 2026, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the principal executive officer), Chief Financial Officer (the principal financial officer) and Chief Accounting Officer (the principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

FEDERAL HOME LOAN BANK OF INDIANAPOLIS

November 10, 2026	By:	/s/ STEPHANIE L. LESNET
	Name:	Stephanie L. Lesnet
	Title:	Senior Vice President - Chief Accounting Officer
(Principal Accounting Officer and Authorized Officer)